Form 10-Q
period 1996-03-31
APRIA HEALTHCARE GROUP INC
filed 1996-05-14
CIK 882289

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the period ended March 31, 1996

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                    Commission File Number:  000-19854


                        APRIA HEALTHCARE GROUP INC.
          (Exact name of registrant as specified in its charter)



                DELAWARE                        33-0488566
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)       Identification Number)


   3560 HYLAND AVENUE, COSTA MESA, CA             92626
(Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code: (714)427-2000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X       No
                         -----          -----

There were 50,789,756 shares of Common Stock, $.001 par value, outstanding at May 3, 1996.

                        APRIA HEALTHCARE GROUP INC.

                                 FORM 10-Q

                    For the period ended March 31, 1996






PART I. FINANCIAL INFORMATION
- - ------------------------------

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets

          Consolidated Income Statements

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
- - ---------------------------

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security
          Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES
- - ----------

                        APRIA HEALTHCARE GROUP INC.

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                  March 31,     December 31,
                                                     1996           1995
                                                  ----------    ------------
                                                   (Dollars in thousands)
CURRENT ASSETS
  Cash                                           $   24,052     $   18,829
  Accounts receivable, less allowance for
    doubtful accounts of $90,341 and $86,567
    at March 31, 1996 and December 31, 1995,
    respectively                                    306,980        258,332
  Inventories                                        54,140         45,198
  Deferred income taxes                              45,769         45,883
  Refundable income taxes                            24,079         27,710
  Prepaid expenses and other current assets          10,035          7,770
                                                  ---------      ---------
      TOTAL CURRENT ASSETS                          465,055        403,722
PATIENT SERVICE EQUIPMENT, less accumulated
  depreciation of $168,815 and $161,953 at
  March 31, 1996 and December 31, 1995,
  respectively                                      178,726        167,090
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET            92,236         80,108
INVESTMENT IN OMNICARE plc                            1,504          1,504
COVENANTS NOT TO COMPETE, NET                        19,167         20,272
GOODWILL, NET                                       297,383        298,870
OTHER ASSETS                                          5,052          8,419
                                                  ---------      ---------
                                                 $1,059,123     $  979,985
                                                  =========      =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $   73,563     $  100,653
  Accrued payroll and related taxes
    and benefits                                     22,203         26,792
  Accrued restructuring costs                        13,767         19,085
  Other accrued liabilities                          52,035         48,910
  Current portion of long-term debt                   8,975          9,652
                                                  ---------      ---------
      TOTAL CURRENT LIABILITIES                     170,543        205,092
LONG-TERM DEBT                                      567,190        490,655

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value:
    10,000,000 shares authorized; none issued             -              -
  Common Stock, $.001 par value:
    150,000,000 shares authorized; 50,713,571
      and 49,692,266 shares issued and
      outstanding at March 31, 1996 and
      December 31, 1995, respectively                    51             50
  Additional paid-in capital                        311,347        294,522
  Retained earnings (deficit)                         9,992       (10,334)
                                                  ---------      ---------
                                                    321,390        284,238
COMMITMENTS AND CONTINGENCIES                             -              -
                                                  ---------      ---------
                                                 $1,059,123     $  979,985
                                                  =========      =========

              See notes to consolidated financial statements.

                        APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED INCOME STATEMENTS

                                                      Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                     1996          1995
                                                     ----           ----
                                                    (In thousands, except
                                                       per share data)
Net revenues                                       $295,303       $284,609
Costs and expenses:
  Cost of net revenues                               94,091         85,536
  Selling, distribution and administrative          140,944        145,903
  Provision for doubtful accounts                    13,298         13,214
  Amortization of intangible assets                   4,102          3,924
                                                   --------       --------
    OPERATING INCOME                                 42,868         36,032
Interest expense                                     11,108         10,682
                                                   --------       --------
    INCOME BEFORE TAXES                              31,760         25,350
Income taxes                                         11,434          9,558
                                                   --------       --------
    NET INCOME                                     $ 20,326       $ 15,792
                                                   ========       ========


EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                                 $   0.39       $   0.34
                                                   ========       ========
Weighted average number of common and common
  equivalent shares outstanding                      51,997         46,410

EARNINGS PER COMMON AND COMMON EQUIVALENT
  SHARE ASSUMING FULL DILUTION                     $   0.39       $   0.32
                                                   ========       ========
Weighted average number of common and common
  equivalent shares outstanding assuming
  full dilution                                      52,221         50,942

              See notes to consolidated financial statements.

                        APRIA HEALTHCARE GROUP INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                          March 31,
                                                     -------------------
                                                     1996           1995
                                                    ------         ------
                                                    (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                         $ 20,326       $ 15,792
Items included in net income not
  requiring (providing) cash:
  Provision for doubtful accounts                    13,298         13,214
  Depreciation                                       19,855         19,478
  Amortization of intangible assets                   4,102          3,924
  Amortization of deferred debt costs                   260          1,137
  Loss on sale of property, equipment
    and improvements                                     10            155
Changes in operating assets and liabilities,
  net of effects of acquisitions:
  Increase in accounts receivable                  (61,880)       (38,920)
  Increase in inventories                           (8,533)        (4,255)
  Decrease (increase) in prepaids and
    other assets                                      9,157        (2,804)
  Decrease in accounts payable                     (27,090)        (3,205)
  Decrease in accrued payroll
    and other liabilities                           (1,359)          (396)
  Decrease in accrued restructuring costs           (5,318)              -
Net purchases of patient service equipment,
  net of effects of acquisitions                   (25,186)       (25,281)
                                                   --------       --------
    NET CASH USED IN OPERATING ACTIVITIES          (62,358)       (21,161)

INVESTING ACTIVITIES
  Purchases of property, equipment and
    improvements, net of effects of
    acquisitions                                   (17,322)       (10,383)
  Proceeds from sale of property, equipment
    and improvements                                     18             78
  Acquisitions and payments of
    contingent consideration                          (489)       (32,349)
                                                   --------       --------
    NET CASH USED IN INVESTING ACTIVITIES          (17,793)       (42,654)

FINANCING ACTIVITIES
  Proceeds under revolving credit facility          125,100         91,713
  Payments under revolving credit facility         (46,900)       (67,495)
  Proceeds from senior and other long-term debt           -        115,156
  Payments of senior and other long-term debt       (2,550)       (75,022)
  Capitalized debt costs, net                          (11)          (546)
  Issuances of Common Stock                           9,735          4,549
                                                   --------       --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES        85,374         68,355
                                                   --------       --------

NET INCREASE IN CASH                                  5,223          4,540
Cash at beginning of period                          18,829         21,188
Net activity for Homedco - October 1, 1994 to
  December 31, 1994                                       -          3,697
                                                   --------       --------
      CASH AT END OF PERIOD                        $ 24,052       $ 29,425
                                                   ========       ========

              See notes to consolidated financial statements.

                   APRIA HEALTHCARE GROUP INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - POOLING OF INTERESTS AND BASIS OF PRESENTATION


The accompanying consolidated financial statements include the accounts of Apria Healthcare Group Inc. ("the Company") and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. On June 28, 1995, Homedco Group, Inc. ("Homedco") merged with and into Abbey Healthcare Group Incorporated ("Abbey") to form Apria Healthcare Group Inc. ("the merger"). The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements reflect the combined financial position and operating results of Abbey and Homedco and have been adjusted to conform the differing accounting policies of the separate companies for all periods presented.

In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, filed with the Company's Form 10-K.

NOTE B - RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

NOTE C - INCOME TAXES

Income taxes have been provided at the effective tax rate expected for the year. The Company's effective tax rate differs from the statutory rate as a result of state income taxes (net of federal benefit) and the use of net operating loss carryforwards.

NOTE D - RESTRUCTURING COSTS

In connection with the merger, the Company adopted a plan to restructure and consolidate its operating locations and administrative functions within specific geographic areas. The plan, which the Company anticipates will be substantially completed by September 1996, resulted in a restructuring charge in 1995 of approximately $68,304,000 consisting of accrued costs and impairments. The following table summarizes amounts paid through March 31, 1996 and the remaining accrual at March 31, 1996.

                                                    Accruals
                                                    --------
                                                 (in thousands)


Accrual at December 31, 1995                         $19,085
Severance amounts paid through March 31, 1996        (4,120)
Other amounts paid through March 31, 1996            (1,198)
                                                     -------
Accrual at March 31, 1996                            $13,767
                                                     =======

NOTE E - EQUITY

The change in stockholders' equity, other than from net income, resulted from the exercise of stock options, shares issued under the employee stock purchase plan and the tax benefit associated with disqualifying dispositions of incentive stock options and exercises of nonqualified stock options. For the three months ended March 31, 1996, proceeds from the exercise of stock options amounted to $9,292,000, the related tax benefit amounted to $7,091,000 and shares valued at $443,000 were issued under the employee stock purchase plan.

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which are not determinable at this time. The Company has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the consolidated financial condition of the Company.

NOTE G - LONG-TERM DEBT

The Company uses interest rate swap and cap agreements to moderate its exposure to interest rate changes. The Company entered into a new swap agreement for $280,000,000 of notional principal in January 1996. The counterparty to the swap agreement has an option to terminate the swap transaction in July 1996. If this option is not exercised, the swap agreement will terminate in January 1997.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- - ---------------------

      Net revenues increased 3.8% to $295.3 million for the first quarter of 1996 compared with $284.6 million for the same period last year. Respiratory therapy and medical equipment/other grew at rates of 6.2% and 4.1%, respectively, while infusion therapy decreased by 1.8%. The growth in the respiratory therapy line is due to volume increases in both the traditional and managed care markets. Although the Company believes its long-term growth opportunities are mainly in managed care markets, continued development of business from traditional referral/payor sources is equally important. The slight decrease in infusion therapy can be attributed to price compression in managed care markets, as volume actually increased. Also contributing slightly to the quarter to quarter revenue increase was the impact of certain small complementary businesses acquired in early 1995.

      The gross margin was 68.1% for the first quarter in 1996 versus 69.9% for the first quarter of 1995. The decline is primarily attributable to an increase in the Company's managed care organization customer base. Participation in the managed care system requires a broad offering of products and services, including lower-margin services, medical equipment and supplies. Also, the intense competition in these markets has caused some price compression. To mitigate the effect of these factors, the Company is implementing various initiatives to reduce its operating costs and has placed sales force incentives on certain higher-margin "focus" products.

      Selling, distribution and administrative expenses as a percent of net revenues decreased to 47.7% in the first quarter of 1996 compared with 51.3% for the same period in the prior year. Much of this improvement can be attributed to the successful execution of the restructuring and consolidation plan initiated in conjunction with the merger. Employee reductions and branch consolidations are substantially complete and the associated expense savings is gradually being realized. Further, operating and clinical efficiency models are being implemented which are expected to contribute to additional expense improvement. Certain aspects of the models were rolled-out during the first quarter, so the full impact of the expected savings is not yet reflected in the operating results.

      Interest expense increased to $11.1 million in the first quarter of 1996 from $10.7 million for the same period last year. The increase is primarily due to an increase in long-term debt (see Liquidity and Capital Resources). In January 1996, the Company entered into a new one-year swap agreement to fix the interest rate on the notional principal amount of $280 million.


      Income taxes were $11.4 million in the first quarter, up from $9.6 million in the first quarter of 1995. The increase is due primarily to higher pretax income and was mitigated by a slight reduction in the effective tax rate. The rate reduction reflects lower state income taxes resulting from the Company's merged and reorganized operations and the use of net operating loss carryforwards.

Liquidity and Capital Resources
- - -------------------------------

      During the first quarter of 1996, the Company's operating activities required the use of $62.4 million, compared to $21.2 million for the same period last year. The two major factors contributing to the increase in cash used during the first quarter of 1996 were increases in accounts receivable and reductions in accounts payable.

      In conjunction with the restructuring and consolidation plan, the Company decided to convert all branch operating locations to one standardized information system. The activities associated with the system conversions generally cause disruptions to normal operations, which create billing and collection delays and has resulted in an increase in accounts receivable. At the end of the first quarter, approximately two-thirds of the planned conversions were completed, with the remaining 160 conversions scheduled for completion by the end of the third quarter. Cash collections are expected to show some improvement by the end of the second quarter as normal processing resumes. In addition, collections-based incentive programs have been implemented at the local and regional levels to ensure proper focus is given to billing and collection activities.

      The Company also centralized its accounts payable function in connection with the restructuring and consolidation plan. The centralization process disrupted day-to-day activities causing a processing backlog which was reflected in the accounts payable balance at December 31, 1995. During the first quarter of 1996, the backlog was substantially eliminated, resulting in significant outlays of cash.

      Other operating activities contributing to the use of cash include purchases of resale inventory to support business growth and payments made against the restructuring cost accrual, comprised primarily of severance and trailing facility costs. Such payments are expected to continue through 2000, according to contractual terms.

      Long-term debt, and specifically the amount borrowed under the revolving credit facility, increased significantly during the first quarter due to the operating activities discussed above. Also contributing to the increase were expenditures to support the information systems conversions/enhancements and branch consolidations. These expenditures resulted in a corresponding increase to property, plant and equipment.



      At December 31, 1995, other assets was primarily comprised of payments for businesses acquired late in the year. During the first quarter, the payments were allocated to the various underlying acquired assets.

      The Company believes that cash provided by operations and amounts available under its existing credit facility will be sufficient to finance its current operations for at least the next 12 months. At March 31, 1996, availability under the credit facility was $134.5 million.


PART II. OTHER INFORMATION
- - --------------------------

Item 1-5. Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits:

               Exhibit
               Number    Description and Reference
               -------   -------------------------
               3.2       Restated Bylaws of Registrant

               11.1      Statement of Computation of Earnings
                         per Share

               27.1      Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter for which this report is filed.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Apria Healthcare Group Inc.
                              ------------------------------
                                        Registrant



May 14, 1996                  /s/  Lawrence H. Smallen
                              ------------------------------
                              Lawrence H. Smallen
                              Chief Financial Officer,
                              Vice President, Finance,
                              Treasurer and Secretary
                              (Principal Financial Officer)