Form 10-Q
period 1996-06-30
APRIA HEALTHCARE GROUP INC
filed 1996-08-14
CIK 882289

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the period ended June 30, 1996

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

There were 51,079,608 shares of Common Stock, $.001 par value, outstanding at August 2, 1996.

                        APRIA HEALTHCARE GROUP INC.

                                 FORM 10-Q

                    For the period ended June 30, 1996






PART I. FINANCIAL INFORMATION
- ------------------------------

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets

          Consolidated Income Statements

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security
          Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES
- ----------

                        APRIA HEALTHCARE GROUP INC.

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                   June 30,     December 31,
                                                     1996           1995
                                                  ----------    ------------
                                                 (Unaudited)
                                                   (Dollars in thousands)
CURRENT ASSETS
  Cash                                           $   20,089     $   18,829
  Accounts receivable, less allowance for
    doubtful accounts of $85,075 and $86,567
    at June 30, 1996 and December 31, 1995,
    respectively                                    334,586        258,332
  Inventories                                        60,127         45,198
  Deferred income taxes                              47,712         45,883
  Refundable income taxes                            16,360         27,710
   Prepaid expenses and other current assets         10,886          7,770
                                                  ---------      ---------
      TOTAL CURRENT ASSETS                          489,760        403,722
PATIENT SERVICE EQUIPMENT, less accumulated
  depreciation of $180,610 and $161,953 at
  June 30, 1996 and December 31, 1995,
  respectively                                      192,187        167,090
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET           105,916         80,108
INVESTMENT IN OMNICARE plc                            1,467          1,504
COVENANTS NOT TO COMPETE, NET                        17,950         20,272
GOODWILL, NET                                       296,135        298,870
OTHER ASSETS                                          8,063          8,419
                                                  ---------      ---------
                                                 $1,111,478     $  979,985
                                                  =========      =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $   62,276     $  100,653
  Accrued payroll and related taxes
    and benefits                                     26,825         26,792
  Accrued restructuring costs                        11,030         19,085
  Other accrued liabilities                          41,578         48,910
  Current portion of long-term debt                  11,866          9,652
                                                  ---------      ---------
      TOTAL CURRENT LIABILITIES                     153,575        205,092
LONG-TERM DEBT                                      609,200        490,655

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value:
     10,000,000 shares authorized; none issued                            -
- -
  Common Stock, $.001 par value:
    150,000,000 shares authorized; 51,014,267
      and 49,692,266 shares issued and
      outstanding at June 30, 1996 and
      December 31, 1995, respectively                    51             50
  Additional paid-in capital                        316,752        294,522
  Retained earnings (deficit)                        31,900        (10,334)
                                                  ---------      ---------
                                                    348,703        284,238
COMMITMENTS AND CONTINGENCIES                             -              -
                                                  ---------      ---------
                                                 $1,111,478     $  979,985
                                                  =========      =========

              See notes to consolidated financial statements.

                        APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED INCOME STATEMENTS
                                (Unaudited)

                                       Three Months Ended  Six Months Ended
                                            June 30,           June 30,
                                        ----------------  -----------------
                                          1996    1995     1996     1995
                                         ------  ------   ------   ------
                                      (in thousands, except per share data)
Net revenues                           $306,579 $287,286   $601,882 $571,895
Costs and expenses:
   Cost of net revenues                  96,943   88,270    191,034  173,806
   Selling, distribution and
     administrative                     144,493  146,187    285,437  292,090
   Provision for doubtful accounts,
     net of recoveries                   14,560   13,149     27,858   26,363
    Amortization of intangible assets     4,349    4,210      8,451    8,134
   Restructuring costs                        -    2,661          -    2,661
   Merger costs                               -    6,988          -    6,988
   Employee contract settlements              -    3,206          -    3,206
   Loss on disposition of
     U.K. subsidiary                          -      500          -      500
                                        -------  -------    -------  -------
                                        260,345  265,171    512,780  513,748
                                        -------  -------    -------  -------
     OPERATING INCOME                    46,234   22,115     89,102   58,147
Interest expense                         12,003   11,134     23,111   21,816
                                        -------  -------    -------  -------
     INCOME BEFORE TAXES AND
     EXTRAORDINARY CHARGE                34,231   10,981     65,991   36,331
Income taxes                             12,323    3,484     23,757   13,042
                                        -------  -------    -------  -------
   INCOME BEFORE EXTRAORDINARY CHARGE    21,908    7,497     42,234   23,289
Extraordinary charge on debt
  refinancing, net of taxes                   -    2,998          -    2,998
                                        -------  -------    -------  -------
     NET INCOME                        $ 21,908 $  4,499   $ 42,234 $ 20,291
                                        =======  =======    =======  =======




EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
   Income before extraordinary charge   $  0.42  $  0.15   $   0.81 $  0.49
  Extraordinary charge on debt
    refinancing, net of taxes                      (0.06)             (0.06)
                                        -------  -------    ------- -------
  Net income                            $  0.42  $  0.09    $  0.81 $  0.43
                                        =======  =======    ======= =======

Weighted average number of common
  and common equivalent shares
  outstanding                            52,575   48,539     52,286  47,495

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE
ASSUMING FULL DILUTION:
   Income before extraordinary charge   $  0.42  $  0.15   $   0.81 $  0.47
  Extraordinary charge on debt
    refinancing, net of taxes                      (0.06)             (0.06)
                                        -------  -------    ------- -------
  Net income                            $  0.42  $  0.09   $   0.81 $  0.41
                                        =======  =======   ======== =======

Weighted average number of common
  and common equivalent shares
  outstanding                            52,576   51,323     52,399  51,150

              See notes to consolidated financial statements.

                        APRIA HEALTHCARE GROUP INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                     -------------------
                                                     1996           1995
                                                    ------         ------
                                                    (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                         $ 42,234       $ 20,291
Items included in net income not
  requiring (providing) cash:
  Provision for doubtful accounts                    27,858         26,363
  Depreciation                                       44,217         41,207
  Amortization of intangible assets                   8,451          8,134
  Amortization of deferred debt costs                   519          6,061
  Loss (gain) on sale of property,
    equipment and improvements                           21           (150)
  Impairment loss                                         -            500
  Deferred income taxes                              (1,173)         6,276
Changes in operating assets and liabilities,
  net of effects of acquisitions:
  Increase in accounts receivable                  (103,440)       (47,515)
  Increase in inventories                           (14,392)          (882)
  Decrease (increase) in prepaids and
    other current assets                             17,492        (13,037)
  Increase in other non-current assets                  960           (542)
  Decrease in accounts payable                      (38,377)       (10,438)
  Decrease in accrued payroll
    and other liabilities                            (7,205)        (8,885)
  Decrease in accrued restructuring costs            (8,055)             -
Other                                                     -            609
Net purchases of patient service equipment,
  net of effects of acquisitions                    (56,298)       (51,601)
                                                   --------       --------
    NET CASH USED IN OPERATING ACTIVITIES           (87,188)       (23,609)

INVESTING ACTIVITIES
  Purchases of property, equipment and
    improvements, net of effects of
    acquisitions                                    (30,094)       (22,804)
  Proceeds from sale of property,
    equipment and improvements                           67            509
  Acquisitions and payments of
    contingent consideration                         (7,317)       (38,587)
                                                   --------       --------
    NET CASH USED IN INVESTING ACTIVITIES           (37,344)       (60,882)

FINANCING ACTIVITIES
   Proceeds under revolving credit facility         222,300        397,222
   Payments under revolving credit facility        (104,300)      (169,694)
   Proceeds from senior and other long-term debt          -        119,857
   Payments of senior and other long-term debt       (5,084)      (263,333)
  Capitalized debt costs, net                           (11)        (1,343)
  Issuances of Common Stock                          12,887          7,210
                                                   --------       --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES      125,792         89,919
                                                   --------       --------

NET INCREASE IN CASH                                  1,260          5,428
Cash at beginning of period                          18,829         21,188
Net activity for Homedco - October 1, 1994
  to December 31, 1994                                    -          3,697
                                                   --------       --------
      CASH AT END OF PERIOD                        $ 20,089       $ 30,313
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

In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, filed with the Company's Form 10-K.

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

NOTE D - ACQUISITIONS

The Company periodically makes acquisitions of complementary businesses in specific geographic markets. Acquisitions that closed during the six month period ended June 30, 1996 resulted in cash payments of approximately $6,509,000.

NOTE E - RESTRUCTURING COSTS

In connection with the merger, the Company adopted a plan to restructure and consolidate its operating locations and administrative functions within specific geographic areas. The plan, which is substantially complete, resulted in a restructuring charge in 1995 of approximately $68,304,000 consisting of accrued costs and impairments. The following table summarizes amounts paid through June 30, 1996 and the remaining accrual at June 30, 1996.




Accrual at December 31, 1995                     $19,085,000
Severance amounts paid through June 30, 1996     (5,545,000)
Other amounts paid through June 30, 1996         (2,510,000)
                                                  ----------
Accrual at June 30, 1996                         $11,030,000
                                                  ==========

NOTE F - LONG-TERM DEBT

The Company uses interest rate swap and cap agreements to moderate its exposure to interest rate changes. The Company currently has a swap agreement covering $280,000,000 of notional principal.

NOTE G- EQUITY

The change in stockholders' equity, other than from net income, resulted from shares issued under the employee stock purchase plan, the exercise of stock options and the tax benefit associated with disqualifying dispositions of incentive stock options and exercises of nonqualified stock options. For the six months ended June 30, 1996, shares valued at $440,000 were issued under the employee stock purchase plan, proceeds from the exercise of stock options amounted to $12,447,000 and the related tax benefit amounted to $9,344,000.

NOTE H - AGREEMENT AND PLAN OF MERGER

On June 28, 1996, the Company, Apria Number Two, Inc., a wholly owned subsidiary of the Company ("Apria Sub") and Vitas Healthcare Corporation ("Vitas") entered into an Agreement and Plan of Merger ("the Agreement") providing for the merger of Apria Sub with and into Vitas with Vitas being the surviving corporation and becoming a wholly owned subsidiary of the Company. Under the Agreement, subject to possible adjustments as provided by the Agreement, (i) each share of Vitas Common Stock will be converted into the right to receive .290 shares of the Company's Common Stock, (ii) each share of Vitas 9% Cumulative Nonconvertible Preferred Stock would remain outstanding and be purchased by the Company for its stated value plus all accrued and unpaid dividends thereon, (iii) each share of Vitas Series B Preferred Stock would first be converted into Vitas Common Stock, which would then be converted into the right to receive .290 shares of the Company's Common Stock, (iv) each of the Vitas stock purchase warrants would be exchanged for a number of shares of the Company's Common Stock based on the exchange ratio of .290 and (v) any Vitas stock options outstanding would be exchanged for the right to receive shares of the Company's Common Stock based on the exchange ratio of .290. The transaction is expected to close in the fourth quarter of 1996 and to be accounted for as a pooling of interests.

NOTE I - COMMITMENTS AND CONTINGENCIES

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

      Net  revenues increased 6.7% to $306.6 million for the second quarter of  1996  compared with $287.3 million for the same quarter  of  the  prior
year.   For  the six months ended June 30, 1996, net revenues  were  $601.9 million compared with $571.9 million for the same period of the prior year, representing a 5.2% increase. Infusion therapy, respiratory therapy and
medical   equipment/other  grew  at  rates  of  3.4%,   6.2%   and   11.5%,
respectively, for the second quarter of 1996, and 2.5%, 4.0% and 10.9%, respectively, for the six months ended June 30, 1996, over the comparable 1995 periods. Growth in all three business lines is due to volume increases in both the traditional and managed care markets. The impact of four significant managed care contracts signed in early 1996 was realized during the second quarter. Although the Company believes its long-term growth
opportunities  are mainly  in  managed  care   markets, continued  development
of business from traditional referral/payor  sources is equally important.

      Gross margins for the second quarter and six months ended June 30, 1996, were 68.4% and 68.3%, respectively, compared with 69.3% and 69.6% for the same periods of 1995. The decline is primarily attributable to an increase in the Company's managed care customer base. Participation in the managed care system requires a broad offering of products and services, including lower-margin services, medical equipment and supplies. Also, the intense competition in these markets has caused some price compression. To mitigate the effect of these factors, the Company is implementing various initiatives to reduce its operating costs and has placed sales force incentives on certain higher-margin "focus" products.

      Selling, distribution and administrative expenses as a percent of net revenues for the second quarter and six months ended June 30, 1996, were 47.1% and 47.4%, respectively, compared with 50.9% and 51.1% for the same periods last year. Much of this improvement can be attributed to the successful execution of the restructuring and consolidation plan initiated in conjunction with the Abbey/Homedco merger ("the Merger"). Employee reductions and branch consolidations are substantially complete and the associated expense savings is gradually being realized.

     Also contributing to the improvement in operating income in the 1996 periods is the absence of certain charges recorded during the comparable periods in 1995. The three and six month periods ended June 30, 1995 included charges of $2.7 million, $7.0 million and $3.2 million for restructuring costs, merger costs, and employee contract settlements, respectively, recorded in conjunction with the Merger.

     Interest expense increased for the second quarter and six months ended June 30, 1996, to $12.0 million and $23.1 million, respectively, from $11.1 million and $21.8 million for the same periods last year. The increase is primarily due to an increase in long-term debt (see Liquidity and Capital Resources). In January 1996, the Company entered into a new one-year swap agreement to fix the interest rate on the notional principal amount of $280 million.

      Income taxes were $12.3 million and $23.8 million in the second quarter and six months ended June 30, 1996, respectively, up from $1.8 million and $11.4 million for the same periods in the prior year (the 1995 amounts reflect a tax benefit of $1.7 million on the extraordinary charge). The increase is due primarily to higher pretax income. Income tax expense for the three months ended June 30, 1995 reflects a change in the estimated annual effective tax rate due to the merger of Homedco and Abbey during that quarter.


Liquidity and Capital Resources
- -------------------------------

      Cash used in the Company's operating activities for the six months ended June 30, 1996, was $87.2 million, compared with $23.6 million for the same period in the prior year. The two major factors contributing to the additional use of cash were increases in accounts receivable and reductions in accounts payable. Offsetting the cash uses somewhat were income tax refunds received of $8.0 million and prior year payments applied to current year estimated tax payments of $19.0 million.

      In conjunction with the restructuring and consolidation plan, the Company decided to convert all branch operating locations to one standardized information system. The activities associated with the system conversions generally cause disruptions to normal operations, which create billing and collection delays and have resulted in an increase in accounts receivable. During the second quarter, the Company aggressively increased its conversion activity, completing 125 conversions compared with 43 during the first quarter. At the end of the second quarter, approximately 85 percent of the planned conversions were completed, with the remaining 50 conversions scheduled for completion by the end of the third quarter. The Company has experienced some improvement in cash collections for locations that converted in 1995 and early 1996. Company-wide cash collections are expected to improve by the fourth quarter as normal processing resumes. Further, collections-based incentive programs have been implemented at the local and regional levels and an accounts receivable task force has been assembled to ensure proper focus is given to billing and collection activities. Increased revenue also contributed to the increased levels of accounts receivable.

      The  Company  also  centralized  its  accounts  payable  function  in connection with the restructuring and consolidation plan. The centralization process disrupted day-to-day activities causing a processing backlog which was reflected in the accounts payable balance at December 31, 1995. During the six months ended June 30, 1996, the backlog was substantially eliminated, resulting in significant outlays of cash.

      Other factors contributing to the use of cash and corresponding increase in long-term debt include purchases of resale inventory to support business growth and payments made against the restructuring cost accrual, comprised primarily of severance and trailing facility costs. Such payments are expected to continue through the year 2000, according to contractual terms. Additional expenditures were made to support the information systems conversions/enhancements and branch consolidations, resulting in a corresponding increase to property, plant and equipment.

      On June 28, 1996, the Company entered into an agreement to merge with Vitas Healthcare Corporation, the nation's largest hospice provider, in a transaction to be accounted for as a pooling of interests. This transaction is expected to close during the fourth quarter of 1996. In order to effect the transaction and meet the working capital needs of the combined company, additional financing has been obtained. Effective August 9, 1996, the Company entered into an agreement with a syndicate of banks which provides for borrowings of up to $800 million. The agreement is structured as an unsecured, five-year revolving line of credit.

     The Company believes that amounts available under the new credit facility and cash provided by operations will be sufficient to finance its operations for at least the next 12 months. At August 9, 1996, availability under the credit facility was $398 million.

PART II. OTHER INFORMATION
- --------------------------

Item 1-3. Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  Annual Meeting of Stockholders of the Company on June 12,
               1996

          (b)  Directors re-elected at Annual Meeting:
                    David L. Goldsmith
                    Leonard Green
                    Frederick S. Moseley

               Member of the Board whose term expires in 1997:
                    Jeremy M. Jones

               Members of the Board whose terms expire in 1998:
                    Terry Hartshorn
                    Charles D. Martin
                    Vincent M. Prager

          (c)  Matters Voted Upon at Annual Meeting:

               1.   Election of Directors
                    ---------------------

                    The Company's Board currently consists of seven directors and is divided into three classes with staggered three year terms. Voting results were as follows:
                                                FOR         WITHHOLD
                                             ----------     --------
                    David L. Goldsmith       45,202,585     123,446
                    Leonard Green            45,135,185     190,846
                    Frederick S. Moseley     44,778,485     547,546

               2.   Ratification of the Company's Independent Accountants
                    -----------------------------------------------------

                    The Board of Directors has selected Ernst & Young to serve as the Company's independent accountants for the fiscal year ending December 31, 1996, subject to ratification by the holders of a majority of the shares represented at the Annual Meeting. Voting results were as follows:

                    For                      45,262,808
                    Against                      15,949
                    Abstain                      47,274
                    Broker Non-Votes                  0

Item 5.   Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit
               Number    Description and Reference
               -------   -------------------------
               2.5       Agreement and Plan of Merger dated June 28, 1996
                         among Apria Healthcare Group Inc., Apria Number
                         Two, Inc. and Vitas Healthcare Corporation.
                         Incorporated by reference to Apria Healthcare
                         Group Inc.'s Registration Statement on Form S-4
                         (Registration No. 333-9407), as filed with the Securities and Exchange Commission on August
                         1, 1996.

               10.57 Standard Commercial Single Tenant Lease, dated May 1, 1996, between 555 First Street, Inc. and Apria Healthcare, Inc. for the premises at 555 First Street, San Fernando, California.

               10.58 Standard Commercial Multi-Tenant Lease, dated March 15, 1996, between Watson Land Company and Apria Healthcare, Inc. for the premises at Watson Industrial Center South, Building #173, 909 E. 236th Street, Carson, California.

               11.1      Statement of Computation of Earnings
                         per Share.

               27.1      Financial Data Schedule.

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


                               APRIA HEALTHCARE GROUP INC.
                              ------------------------------
                                        Registrant



August 13, 1996               /s/  Lawrence H. Smallen
                              ------------------------------
                              Lawrence H. Smallen
                              Chief Financial Officer,
                              Senior Vice President, Finance
                              and Treasurer
                              (Principal Financial Officer)