Form 10-K/A
period 1995-12-31
APRIA HEALTHCARE GROUP INC
filed 1996-10-07
CIK 882289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO.1
                                       ON
                                   FORM 10-K/A

(Mark One)
/x/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the Fiscal Year Ended December 31, 1995
                                       OR
/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission File No. 000-19854

                           APRIA HEALTHCARE GROUP INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                        33-0488566
    (State of other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                           Identification)

         3560 HYLAND AVENUE                                      92626
            COSTA MESA, CA                                     (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (714) 427-2000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No
                                       ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 29, 1996, there were outstanding 50,245,452 shares of the Registrant's Common Stock, par value $0.001 ("Common Stock"), which is the only class of Common Stock of the Registrant. As of February 29, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, computed based on the closing sale price of $31.25 per share as reported by Nasdaq, was approximately $1,515,996,313.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1995.

Item 7 of Part II and Item 14 of Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 are amended in their entirety as follows:

                                    PART II.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Apria Healthcare Group Inc. ("the Company") was formed by the merger of Abbey Healthcare Group Incorporated ("Abbey") and Homedco Group, Inc. ("Homedco") in June 1995. This transaction was accounted for as a pooling-of-interests and as such, the results of operations for all periods presented reflect the combined operations of Abbey and Homedco. The financial statements have been restated to conform the differing accounting policies of the separate companies, principally relating to the use of salvage values recognized for certain patient service equipment and the capitalization of low dollar patient service items, supplies, accessories and repairs.

         In connection with the merger, the Company initiated a significant consolidation and restructuring plan to consolidate operating locations and administrative functions within specific geographic markets. The plan provides for a workforce reduction of approximately 1,220 employees, consolidation of approximately 120 operating facilities and conversion of branch operating locations to a standardized information system. The employee reduction and branch consolidations were substantially complete as of December 1995, with a reduction of 1,120 employees and consolidation of 105 branch locations. The Company has also completed approximately 50% of the information system conversions as of December 1995. The remaining system conversions (approximately
220) are scheduled during 1996. The Company expects the plan to be completed by September 1996.


         During 1995, a charge of approximately $68.3 million was recorded in connection with the Company's restructuring efforts. The primary components of the restructuring charge include severance and related costs of $21.5 million due to workforce reductions, $22.2 million associated with the consolidation of information systems, $23.1 million related to the closure of duplicate facilities and $1.5 million for other restructuring activities. The Company anticipates these activities to result in payroll, rent and other cost savings from workforce reductions and branch consolidations. Such savings to date have been partially offset by integration costs, including employee relocation, temporary and transitional employee costs, overtime and consulting which totaled approximately $11.5 million in 1995 and are expected to decrease significantly as the integration activities subside.

         Merger costs of approximately $12.2 million were incurred during 1995 and consisted primarily of fees for investment banking, legal, consulting, accounting, filing requirements, and, as required by the merger agreement, the cost of liability insurance covering directors and officers of the predecessor companies for a period of six years against claims arising from facts or events occurring prior to the merger.

         Employee contracts, benefit plan and claim settlements of $20.4 million were recorded in 1995. Included is approximately $14.4 million provided for employment and payroll tax related claims and lawsuits, $3.4 million to settle certain employee contracts, and a settlement loss of $2.3 million for the termination of the Abbey Medical, Inc. Employee Retirement Plan, a defined benefit pension plan. At December 31, 1995, the remaining accrual was approximately $10 million, the majority of which should be settled and paid within one year.


         Net revenues increased 17.7% to $1,133.6 million in 1995, 28.6% to $962.8 million in 1994 and 45.9% to $748.9 million in 1993. The increase in revenues in 1995 and 1994 was due to growth from locations owned and operated by the Company at the beginning of the fiscal year (existing locations) and acquisitions. The internal growth was primarily generated by increased volumes realized in managed care markets. 1995 revenues were negatively impacted by the fact that the last half of the year was the first in which the Company operated as a merged entity and as a result, there was a disruption of the day to day operations caused by the consolidation and integration activities. Management believes this trend to be short term, as indicated by an increase in revenue during the fourth quarter of 1995.

         During 1993, Congress passed the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993"), which the Company estimates reduced its revenues by approximately $12.8 million during 1994. No additional reductions related to OBRA 1993 were incurred during 1995. The OBRA legislation provides a consumer price index update, effective January 1, 1996, of 3%. Medicare and Medicaid reimbursement rates are continually being reviewed by the federal and state governments, respectively, and additional reimbursement reduction may occur in the future.

         Infusion therapy, respiratory therapy and home medical equipment/other revenues represent 24%, 53% and 23%, respectively, of total revenue and grew at rates of 14.9%, 15.2% and 27.7%, respectively, in 1995. Growth in all three lines of business was primarily due to increased volume from existing locations and revenue contributed from acquisitions. Additionally, the shift to a managed care environment has required the Company to provide a full range of services, resulting in volume increases, specifically in the home medical equipment/other lines of business. This growth was mitigated by price competition within the managed care environment. Revenue growth in 1994 was 117.4%, 14.1% and 10.8% for infusion therapy, respiratory therapy and home medical equipment/other services, respectively. The significant growth in infusion revenue in 1994 was primarily due to the Total Pharmaceutical Care, Inc. ("TPC") and Protocare, Inc. acquisitions. Price increases had a minimal impact on revenue growth.


         Gross margins were 68.2% in 1995, 70.1% in 1994 and 69.8% in 1993.
Increased participation in the managed care market place has shifted product mix toward lower-margin medical equipment and supply items. Also, the managed care market fosters competition, which places downward pressure on prices. The 1995 gross margin was also adversely impacted by an adjustment of $5.4 million necessary to conform the accounting policies of the predecessor companies for certain low dollar patient service items, supplies and accessories and a $7.5 million provision for excess and obsolete patient service equipment and shrinkage associated with the facility consolidations. Due to the Company's larger size and resulting increase in volume requirements, management has renegotiated purchasing contracts for more attractive pricing and has implemented purchase compliance programs at its operational locations. Consequently, the Company has realized some cost savings in the last half of 1995 and expects to realize additional savings in 1996. In general, the Company has not experienced significant fluctuations in its cost structure and expects this trend to continue for the near term.

         Selling, distribution and administrative expenses decreased as a percentage of net revenues to 53.1% in 1995 from 53.7% in 1994 and 54.8% in 1993. The year to year improvement is due in part to the Company's initiatives to more effectively manage the delivery and clinical support components of the business. Due to the more cost conscious health care environment and the Company's decision to aggressively participate in the managed care approach to providing health care, the Company is continually evaluating how it can provide home healthcare at a lower cost. The Company has developed operating models that facilitate the accumulation and analysis of various statistics related to the delivery and clinical areas of the business. The models, which are targeted at the local level, are utilized as tools to expose inefficiencies and determine the optimal labor mix to best service the needs of the patients. Additionally, the Company was able to leverage these types of costs as a result of the merger, contributing significantly to the reduction in selling, distribution and administrative expenses during 1995. These reductions were partially offset in 1995 by integration costs.

         The provision for doubtful accounts as a percentage of net revenue was 4.7% in 1995, 4.9% in 1994 and 4.6% in 1993. In 1995, the Company recorded a special provision for uncollectible accounts of $47.4 million or 4.2% of net revenue. The special provision consisted of an adjustment made in the third quarter of approximately $34.4 million to conform the methodologies used to estimate the net realizable value of accounts receivable and a provision in the fourth quarter of approximately $13 million, or 3.7% of accounts receivable, for the anticipated impact on realization resulting from field location consolidations, changes in billing and collection personnel, and information systems conversions. The conformity adjustment was determined by application of a standard allowance policy, consistent with Homedco's past practice, to the Company's aged accounts receivable. Increases during the second half of 1995 and early 1996 in write-offs, the aging of accounts receivables, and days sales outstanding and decreases in collections in that period as well as experience with a prior business combination involving extensive field consolidations, personnel changes and information systems conversions were considered by management in estimating the impact on accounts receivable resulting from the aforementioned field disruptions.

         As of December 1995, the Company had completed approximately 90% of the planned facility consolidations and employee terminations, including the elimination of approximately 200 billing and collection positions, and 50% of the 445 planned system conversions. In connection with the facility consolidations, each branch information system was first converted to the predominate system in place within its region. Conversion of the branches to a standard, company-wide system then occurred on a region by region basis. Because of the conversion to interim systems prior to final conversion, locations representing approximately 80% of the Company's accounts receivable have been or will be subject to conversion.

         Disruptions caused by the physical movement of billing information and patient files, data conversion difficulties, employee terminations, relocations and reassignments and the facility consolidation process itself resulted in billing delays and, ultimately, difficulties in receiving timely reimbursement. Billing delays were due, in part, to incomplete claim documentation and in part to lack of familiarity with new systems and payor requirements. The passage of time reduces the likelihood of collection and increases the likelihood of denial because missing documentation is less likely to be located or replaced and payor imposed submission deadlines may be exceeded. Because substantially all of the planned facility consolidations and employee terminations have been completed, management expects disruptions and delays of this type to diminish in 1996.

         In addition to the delays described above, the conversion of a field information system to the standard system requires from one to four weeks, depending on facility size, for conversion and employee training during which time, billing and collection activity is substantially curtailed. After conversion and training is complete, billing and collection activity generally resumes at a slower pace than pre-conversion levels but normalizes within three to six months. The delays caused by conversion have had the effect of increasing the age of accounts receivable and delaying collection. Management expects such delays to continue in 1996 for regions that are scheduled for conversion through September 1996.


         Amortization expense increased to $16.3 million in 1995 from $11.5 million in 1994 and $4.1 million in 1993. The increase in amortization expense relates to intangible assets recorded in conjunction with business acquisitions.

         Interest expense increased to $42.9 million in 1995 from $37.2 million in 1994 and $18.3 million in 1993. The increase in interest expense in 1995 was primarily due to the additional debt financing required for restructuring, merger and integration activities, acquisitions and, to a lesser extent, increases in interest rates (see Liquidity and Capital Resources).


         The Company recognized a tax benefit in 1995 of $20.6 million that was primarily attributable to carryback of the current year loss and to an increase in deferred tax assets (future deductions). Included in deferred tax assets are net operating loss carryforwards available to reduce future taxes of approximately $20 million, subject to limitations by Section 382 of the Internal Revenue Code.


         Income tax expense for 1994 and 1993 represents the combined tax provisions of Homedco and Abbey prepared on a separate tax return basis. Accordingly, complimentary tax attributes of the companies were not considered available for benefit until periods following the merger. The Company's 1994 combined effective tax rate was 43% which exceeded the statutory rate primarily because of the effects of non-deductible goodwill. The Company's 1993 combined effective tax rate was approximately 35%. The lower rate was due primarily to the utilization of operating loss carryforwards not previously recognized.


LIQUIDITY AND CAPITAL RESOURCES

         Cash used in the Company's operating activities was $9.9 million in 1995 compared to $61,000 in 1994 and positive cash from operations of $27.0 million in 1993. Significantly contributing to the use of cash in 1995 were outlays of approximately $47.2 million for merger expenses, restructuring costs and employee-related matters. An additional $22.4 million is expected to be paid over periods generally not exceeding five years and funded by internally generated cash and existing credit facilities . Partially offsetting such cash outlays are tax refunds of $27.7 million for estimated payments made prior to the merger and for carryback of the 1995 loss which are expected to be received in 1996. In addition, increased revenue levels were supported by purchases of patient service equipment and resulted in increased levels of accounts receivable.


         Days' sales in outstanding receivables ("DSO"), cash receipts as a percentage of net revenues and the accounts receivable aging are among the key measurements the Company uses to evaluate the time frame in which accounts receivable are collected. DSO (calculated as of year-end by dividing gross accounts receivable by the 90-day rolling average of net revenues) increased to 109 days in 1995 from 99 days in 1994 and 104 days in 1993. Among the factors contributing to the increase in accounts receivable and DSO were disruptions and delays in billing and collection activity caused by the numerous facility consolidations, billing and collection personnel changes, and field information system conversions (see Results of Operations). The facility conversions and personnel changes were substantially complete at year end. The system conversions are scheduled to continue through the third quarter of 1996 and, accordingly, are expected to continue to impact the timing of billing and collections. To control and contain the impact on accounts receivable and collection levels caused by the system conversions, management, among other steps, documented and disseminated best billing and collection practices, upgraded the standard field system to incorporate certain features of the discontinued systems, conducted extensive training at all field locations undergoing conversion, retained a number of experienced reimbursement employees on a temporary basis, initiated collection incentive programs with special emphasis on older accounts, and developed and implemented standard management reports including key accounts receivable and collection statistics, expectations and field rankings.

         During 1995, the Company centralized its accounts payable function in connection with the restructuring and consolidation plan. The centralization process disrupted day-to-day activities causing a processing backlog which was reflected by the increase in the accounts payable balance at December 31, 1995 as compared to December 31, 1994. The Company expects to eliminate the backlog during the first two quarters of 1996.

         In conjunction with the merger, /the Company entered into a credit agreement with certain banks and Banque Paribas, as administrative agent. The agreement, which expires in June 2000, provides for borrowings of up to $500 million under a revolving credit facility. The proceeds were used, among other things, to repay borrowings under the prior separate credit agreements of Homedco and Abbey. The agreement provides for variable rate interest options including the higher of the Federal Funds Rate plus .5% or the Prime Rate, or London Interbank Offered Rate ("LIBOR") plus a margin which is dependent on the ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization. At December 31, 1995, borrowings of $286.3 million were outstanding, letters of credit amounted to $960,000, and availability under the revolving credit facility was $212.7 million. The effective interest rates at December 31, 1995 for borrowings under the credit facility not subject to the swap or cap agreements (see discussion below) were 6.6% and 8.5% on $13 million and $7.3 million, respectively.

         The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap and cap agreements are used as a means of managing the Company's interest rate exposure. The swap agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreement. The Company's exposure to credit loss under these agreements is limited to the interest rate spread in the event of nonperformance by the counterparties to the contracts. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. In July 1995, the Company entered into one-year swap agreements having a total notional principal amount of $266 million which effectively convert variable rate borrowings to fixed rate borrowings. For the period from July 1995 through December 1995, the Company received interest at a weighted average rate of 6.7% and paid interest at a weighted average rate of 6.2%. Payment or receipt of the interest differential is made quarterly and recognized monthly in the financial statements as an adjustment to interest expense. In January 1996, the Company canceled its swap agreements at a cost of $198,000 and entered a new one-year agreement with a total notional principal amount of $280 million that exchanges floating rate borrowings for a fixed LIBOR rate of 5.1%.

         Under a cap agreement, which expires in July 1996, the three-month LIBOR rate is limited to 6% on outstanding indebtedness of up to $50 million. The Company did not derive any benefit from the cap agreement in 1995 due to lower LIBOR rates.

         The 6.5% convertible subordinated debentures were convertible into shares of the Company's Common Stock at a conversion price of $13.97 per share and were scheduled to mature on December 1, 2002. Pursuant to a redemption feature which was based on the market value of the Company's Common Stock, all outstanding convertible debentures as of December 31, 1994, which amounted to $66.6 million, were converted into 4,771,962 shares of Common Stock during 1995. The conversion of the debentures eliminates annual interest payments of approximately $4.3 million and decreases long-term debt by $66.6 million.

         Purchases of property, equipment and improvements, net of retirements and trade-ins, were $49.3 million in 1995, $26.8 million in 1994 and $17.2 million in 1993. The majority of the increase in 1995 was due to additions and enhancements to the Company's data processing systems. In connection with the merger and restructure plan, the Company is standardizing branch information systems, thus necessitating additional expenditures for hardware and software. The Company estimates that expenditures of $12.5 million and $1.2 million for hardware and software, respectively, will be made in 1996 to convert the remaining locations. Capital expenditures will be financed by cash provided by operations and borrowings available under the credit facility.


         During 1995, business acquisitions, which were financed, resulted in payments of approximately $46.1 million in cash, $787,000 in shares of the Company's common stock and the assumption of $3.4 million of liabilities. Covenants not to compete and goodwill arising from these acquisitions resulted in an increase in intangible assets from December 31, 1994 to December 31, 1995. Other assets at December 31, 1995, is primarily comprised of payments for businesses which have not yet been allocated to the various underlying acquired assets.

         During 1994, the Company entered into a five-year agreement to purchase medical supplies totaling $112.5 million, with annual purchases ranging from $7.5 million in the first year to $30 million in the third through fifth years. Beginning in the year ended August 31, 1996, failure to purchase at least 90% of the annual commitment will result in a penalty of 10% of the difference between the annual commitment and actual purchases. Purchases will be financed using cash provided by operations and borrowings available under the credit facility.

         Overall, the Company believes that cash provided by operations and amounts available under its existing credit and lease financing will be sufficient to finance its current operations for at least the next 12 months.


         The Company believes that inflation has not had a significant impact on the Company's historical operations.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

          (a)   1.   The documents described in the "Index to Consolidated
                     Financial Statements and Financial Statement Schedule" are included in this report starting at page F-1.

                2. The financial statement schedule described in the "Index to Consolidated Financial Statements and Financial Statement Schedule" are included in this report starting on page S-1.

                     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                3.   Exhibits included or incorporated herein:


                     Exhibit
                     Number        Description
                     -------       -----------

                      23.1         Consent of Ernst and Young LLP

                      23.2         Consent of KPMG Peat Marwick LLP


          (b)   Reports on Form 8-K:

                Apria Healthcare Group Inc. filed a Current Report on Form 8-K, dated November 7, 1995, with the Securities and Exchange Commission on November 7, 1995 attaching the supplemental consolidated financial statements of the Company.




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE

CONSOLIDATED FINANCIAL STATEMENTS
Reports of Independent Auditors .........................................    F-1
Consolidated  Balance Sheets -- December 31, 1995 and 1994 ..............    F-3
Consolidated Statements of Operations -- Years ended
  December 31, 1995, 1994 and 1993 ......................................    F-4
Consolidated Statements of Stockholders' Equity -- Years ended
  December 31, 1995, 1994 and 1993 ......................................    F-5
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1995, 1994 and 1993 ......................................    F-6
Notes to Consolidated Financial Statements ..............................    F-7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Schedule II - Valuation and Qualifying Accounts........................    S-1

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Apria Healthcare Group Inc.


We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. (formed as a result of the consolidation of Abbey Healthcare Group Incorporated and Homedco Group, Inc.) as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a). These financial statements are the responsibility of the management of Apria Healthcare Group Inc. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Abbey Healthcare Group Incorporated for the year ended December 31, 1993, which statements reflects total revenues of $278 million. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Abbey Healthcare Group Incorporated, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apria Healthcare Group Inc. and subsidiaries at December 31, 1995 and 1994 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also audited the adjustments described in Note 2 that were applied to restate the 1994 and 1993 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.


                                            ERNST & YOUNG LLP


Orange County, California
March 6, 1996

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Abbey Healthcare Group Incorporated:

We have audited the accompanying consolidated statements of income, changes in shareholders' equity and cash flows of Abbey Healthcare Group Incorporated and subsidiaries for the year ended January 1, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Abbey Healthcare Group Incorporated and subsidiaries for the year ended January 1, 1994, in conformity with generally accepted accounting principles.


                                        KPMG PEAT MARWICK LLP

Orange County, California
February 15, 1994

                           APRIA HEALTHCARE GROUP INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     DECEMBER 31,
                                                                                  ------------------
                                                                                  1995          1994
                                                                                  ----          ----
                                                                                 (DOLLARS IN THOUSANDS)

CURRENT ASSETS
  Cash ......................................................................  $ 18,829       $ 21,188
  Accounts receivable, less allowance for doubtful accounts of $86,567 and
    $61,038 at December 31, 1995 and 1994, respectively......................   258,332        225,619
  Inventories................................................................    45,198         35,898
  Deferred income taxes......................................................    45,883         36,947
  Refundable income taxes....................................................    27,710          5,439
  Prepaid expenses and other current assets..................................     7,770         10,472
                                                                               --------       --------
         TOTAL CURRENT ASSETS................................................   403,722        335,563
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $167,082 and
   $129,621 at December 31, 1995 and 1994, respectively......................   167,090        152,358
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET....................................    80,108         73,976
INVESTMENT IN OMNICARE plc ..................................................     1,504              -
INTANGIBLE ASSETS, NET.......................................................   319,142        282,724
OTHER ASSETS.................................................................     8,419         11,546
                                                                               --------       --------
                                                                               $979,985       $856,167
                                                                               ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable...........................................................  $100,653       $ 78,912
  Accrued payroll and related taxes and benefits.............................    26,792         23,045
  Accrued restructuring costs................................................    19,085              -
  Other accrued liabilities..................................................    48,910         43,798
  Current portion of long-term debt..........................................     9,652         32,200
                                                                               --------       --------
         TOTAL CURRENT LIABILITIES...........................................   205,092        177,955
LONG-TERM DEBT...............................................................   490,655        406,104
DEFERRED INCOME TAXES........................................................         -          9,238
OTHER NON-CURRENT LIABILITIES................................................         -            960
STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value:
    10,000,000 shares authorized; none issued................................         -              -
  Common Stock, $.001 par value:
    150,000,000 shares authorized; 49,692,266 and 42,001,788 shares issued
    and outstanding at December 31, 1995 and 1994, respectively..............        50             42
  Additional paid-in capital.................................................   294,522        206,405
  Retained (deficit) earnings................................................   (10,334)        55,463
                                                                               --------       --------
                                                                                284,238        261,910
COMMITMENTS AND CONTINGENCIES................................................         -              -
                                                                               --------       --------
                                                                               $979,985       $856,167
                                                                               ========       ========


                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              1995           1994          1993
                                                                              ----           ----          ----
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues.............................................................  $1,133,600      $962,812      $748,901
Costs and expenses:
  Cost of net revenues:
    Product and supply costs.............................................     286,919       234,604       188,276
    Patient service equipment depreciation...............................      57,400        42,735        33,019
    Nursing services.....................................................       7,361         5,947         2,821
    Other................................................................       9,319         4,404         2,008
                                                                           ----------      --------      --------
                                                                              360,999       287,690       226,124
  Selling, distribution and administrative...............................     601,978       517,027       410,392
  Provision for doubtful accounts, net of recoveries.....................      53,023        46,716        34,476
  Amortization of intangible assets......................................      16,273        11,504         4,103
  Restructuring costs....................................................      68,304             -             -
  Merger costs...........................................................      12,193             -             -
  Special provision for uncollectible accounts...........................      47,440             -             -
  Employee contracts, benefit plan and claim settlements.................      20,367             -             -
  Loss on disposition of U.K. subsidiary.................................         500             -             -
                                                                           ----------      --------      --------
                                                                            1,181,077       862,937       675,095
                                                                           ----------      --------      --------
    OPERATING (LOSS) INCOME..............................................     (47,477)       99,875        73,806
Interest expense.........................................................      42,942        37,155        18,266
                                                                           ----------      --------      --------
    (LOSS) INCOME FROM CONTINUING OPERATIONS
    BEFORE TAXES AND EXTRAORDINARY CHARGE................................     (90,419)       62,720        55,540
Income tax (benefit) expense.............................................     (18,941)       27,104        19,695
                                                                           ----------      --------      --------
    (LOSS) INCOME FROM CONTINUING OPERATIONS
    BEFORE EXTRAORDINARY CHARGE..........................................     (71,478)       35,616        35,845
Income from discontinued operations, net of taxes........................           -           344         1,466
Gain on disposal of discontinued operations, net of taxes................           -         3,071             -
                                                                           ----------      --------      --------
    (LOSS) INCOME BEFORE EXTRAORDINARY CHARGE............................     (71,478)       39,031        37,311
Extraordinary charge on debt refinancing, net of taxes...................       2,998             -             -
                                                                           ----------      --------      --------
    NET (LOSS) INCOME....................................................  $  (74,476)     $ 39,031      $ 37,311
                                                                           ==========      ========      ========
PER COMMON AND COMMON EQUIVALENT SHARE:
  (Loss) income from continuing operations before extraordinary charge...  $    (1.52)     $    .81      $    .94
                                                                           ==========      ========      ========
  Extraordinary charge on debt refinancing, net of taxes.................  $    (0.06)     $      -      $      -
                                                                           ==========      ========      ========
  Net (loss) income......................................................  $    (1.58)     $    .89      $    .98
                                                                           ==========      ========      ========
  Weighted average number of common and common equivalent
    shares outstanding...................................................      47,112        44,096        38,138

PER COMMON SHARE ASSUMING FULL DILUTION:
  (Loss) income from continuing operations before extraordinary charge...  $    (1.52)     $    .78      $    .89
                                                                           ==========      ========      ========
  Extraordinary charge on debt refinancing, net of taxes.................  $    (0.06)     $      -      $      -
                                                                           ==========      ========      ========
  Net (loss) income......................................................  $    (1.58)     $    .85      $    .93
                                                                           ==========      ========      ========
Weighted average number of common and common
  equivalent shares outstanding..........................................      47,112        49,284        43,864


                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK         ADDITIONAL      RETAINED                      TOTAL
                                            ----------------------      PAID-IN       EARNINGS    TREASURY      STOCKHOLDERS'
                                            SHARES       PAR VALUE      CAPITAL       (DEFICIT)     STOCK          EQUITY
                                            ------       ---------    ----------      ---------   --------      -------------
                                                                             (IN THOUSANDS)

Balance at December 31, 1992............    33,409        $   34        $115,029       $(20,879)   $(13,783)       $ 80,401

Issuance of Common Stock................        22                           273                                        273
Treasury stock issued...................     1,748                           558                     12,716          13,274
Exercise of stock options...............       438             1           1,054                                      1,055
Notes receivable payments...............                                   1,201                                      1,201
Tax benefits related to stock options...                                   1,082                                      1,082
Compensatory stock options granted......                                     105                                        105
Conversion of subordinated
  debentures............................       604             1           8,443                                      8,444
Acquisition of Total
  Pharmaceutical Care, Inc..............     2,002             2          33,520                                     33,522
Other ..................................                                     (36)                                       (36)
Net income..............................                                                 37,311                      37,311
                                            ------        ------        --------       --------    --------        --------
Balance at December 31, 1993............    38,223            38         161,229         16,432      (1,067)        176,632

Issuance of Common Stock................     1,362             2          17,785                                     17,787
Treasury stock issued...................       142                            49                      1,067           1,116
Exercise of stock options...............       395                         1,830                                      1,830
Notes receivable payments...............                                      15                                         15
Tax benefits related to stock options...                                   1,343                                      1,343
Conversion of subordinated
  debentures............................       799             1          11,159                                     11,160
Common Stock issued for acquisitions
  and earnouts..........................     1,081             1          12,877                                     12,878
Other ..................................                                     118                                        118
Net income..............................                                                 39,031                      39,031
                                            ------        ------        --------       --------    --------        --------
Balance at December 31, 1994............    42,002            42         206,405         55,463           -         261,910

Net activity for Homedco - October 1,
  1994 to December 31, 1994.............        51                         1,663          8,647                      10,310
Issuance of Common Stock................        36                           570                                        570
Exercise of stock options...............     1,473             2          13,259                                     13,261
Notes receivable payments...............                                       6                                          6
Tax benefits related to stock options...                                   8,138                                      8,138
Conversion of subordinated
  debentures, net of issuance costs
  of $2,785.............................     4,772             5          63,856                                     63,861
Exercise of warrants....................     1,338             1              (1)                                         -
Acceleration of stock option vesting....                                     542                                        542
Other...................................        20                            84             32                         116
Net loss ...............................                                                (74,476)          -         (74,476)
                                            ------        ------        --------       --------    --------        --------
Balance at December 31, 1995............    49,692        $   50        $294,522       $(10,334)   $      -        $284,238
                                            ======        ======        ========       ========    ========        ========

                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------
                                                                                   1995        1994         1993
                                                                                   ----        ----         ----
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net (loss) income.............................................................  $ (74,476)   $ 39,031    $  37,311
Items included in net (loss) income not requiring (providing) cash:
    Income from discontinued operations.......................................          -        (344)      (1,466)
    Extraordinary charge on debt refinancing..................................      4,684           -            -
    Provisions for doubtful accounts..........................................    100,463      46,716       34,476
    Depreciation..............................................................     84,607      63,895       46,180
    Amortization of intangible assets.........................................     16,273      11,504        4,103
    Amortization of deferred debt costs.......................................      1,908       4,878        2,882
    Loss (gain) on sale of property, equipment and improvements...............      3,938         765         (108)
    Impairment losses.........................................................     32,557           -            -
    Gain on disposal of discontinued operations...............................          -      (3,071)           -
    Deferred income taxes.....................................................    (19,548)      4,031       (5,452)
Change in operating assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable...........................................   (118,151)    (86,116)     (55,914)
    Increase in inventories...................................................     (4,904)     (4,895)      (2,291)
    (Increase) decrease in prepaids and other current assets..................    (12,194)     (2,147)       1,751
    Decrease in other non-current assets......................................      3,269       4,221          692
    Increase in accounts payable..............................................     18,942      16,231        9,313
    Increase (decrease) in accruals and other non-current liabilities.........      3,434      (6,735)      (3,832)
    Increase in accrued restructuring costs...................................     19,085           -            -
Other.........................................................................      2,733      (2,296)        (822)
Net purchases of patient service equipment, net of effects of acquisitions ...    (72,518)    (85,729)     (39,784)
                                                                                ---------    --------    ---------
         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES..................     (9,898)        (61)      27,039

INVESTING ACTIVITIES
    Purchases of property, equipment and
      improvements, net of effects of acquisitions............................    (49,327)    (26,757)     (17,249)
    Proceeds on disposal of discontinued operations...........................          -      20,344            -
    Proceeds on disposition of U.K. subsidiary................................        926           -            -
    Proceeds from sale of property, equipment and improvements................        331         540          963
    Acquisitions..............................................................    (46,086)    (73,782)    (185,625)
                                                                                ---------    --------    ---------
         NET CASH USED IN INVESTING ACTIVITIES................................    (94,156)    (79,655)    (201,911)

FINANCING ACTIVITIES
    Proceeds under revolving credit facility..................................    463,999     172,954       93,556
    Payments under revolving credit facility..................................   (229,171)   (164,532)     (60,792)
    Proceeds from issuance of subordinated notes..............................          -           -      200,000
    Proceeds from senior and other long-term debt.............................    126,557      44,474        1,878
    Payments of senior and other long-term debt...............................   (275,022)    (12,929)     (41,316)
    Capitalized debt costs, net...............................................     (1,429)     (2,502)      (9,863)
    Issuances of Common Stock.................................................     13,064       2,042        2,256
                                                                                ---------    --------    ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES............................     97,998      39,507      185,719
                                                                                ---------    --------    ---------

NET (DECREASE) INCREASE IN CASH...............................................     (6,056)    (40,209)      10,847
Cash at beginning of period...................................................     21,188      61,397       50,550
Net activity for Homedco - October 1, 1994 to December 31, 1994...............      3,697           -            -
                                                                                ---------    --------    ---------
         CASH AT END OF PERIOD................................................  $  18,829   $  21,188    $  61,397
                                                                                =========   =========    =========

                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation: The accompanying consolidated financial statements include the accounts of Apria Healthcare Group Inc. ("the Company") and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. As described more fully in Note 2, on June 28, 1995, Homedco Group, Inc. ("Homedco") merged with and into Abbey Healthcare Group Incorporated ("Abbey") to form the Company ("the merger"). The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements reflect the combined financial position and operating results of Abbey and Homedco for all periods presented.

         In conjunction with the merger, the Company adopted a fiscal year end of December 31. Previously, Abbey reported on a fiscal year ending the Saturday nearest December 31, and Homedco reported on a fiscal year ending September 30. The consolidated financial statements for 1994 and 1993 combine the results of Abbey for the fiscal years ended December 31, 1994 and January 1, 1994 and the results of Homedco for each of the two years ended September 30, 1994 and September 30, 1993. The consolidated balance sheet at December 31, 1994 combines the accounts of Abbey as of December 31, 1994 and Homedco as of September 30, 1994. The consolidated balance sheet and statements of cash flows at December 31, 1995 combines the accounts of Abbey and Homedco on such a date and reflects the activity of Homedco from October 1, 1994 through December 31, 1994. The consolidated statements of operations for 1995 reflect combined results for the year ended December 31, 1995 and exclude the operations of Homedco for the period October 1, 1994 through December 31, 1994. Homedco's revenues and net income for this period amounted to $146,293,000 and $8,647,000, respectively.

         Company Background: The Company provides home healthcare services including home infusion therapy, home respiratory therapy and home medical equipment/other to patients in the home throughout the United States. Infusion therapy, respiratory therapy and home medical equipment/other represent approximately 24%, 53% and 23%, of total revenue, respectively.

         Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with a large number of third party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 43% of the Company's revenues are reimbursed under arrangements with Medicare and Medicaid. No other third party payor group represents 10% or more of the Company's revenues. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific third party payors, historical trends and other information. Because of continuing changes in healthcare regulations and reimbursement and disruptions caused by the Company's merger, restructuring and integration activities, it is reasonably possible that the Company's estimates of net collectible revenue could change in the near term.

         Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash Equivalents: The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The Company maintains cash with various financial institutions. These financial institutions are located throughout the United States and the Company's cash management practices limit exposure to any one institution. Outstanding checks in excess of bank balances, which are reported as a component of accounts payable, were $27,608,000 and $18,185,000 at December 31, 1995 and 1994,
respectively.

         Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of medical supplies sold directly to patients for use in their homes.

         Patient Service Equipment: Patient service equipment consists of medical equipment provided to in-home patients and is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment which range from three to ten years. Included in patient service equipment are assets under capitalized leases which consist primarily of oxygen related equipment. Depreciation for equipment under capitalized leases is provided using the straight-line method over the estimated useful life or the lease term.

                           APRIA HEALTHCARE GROUP INC.

         Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the property which range from three to thirty years. Included in property and equipment are assets under capitalized leases which consist primarily of computer equipment. Depreciation for equipment under capitalized leases is provided using the straight-line method over the estimated useful life or the lease term.

         Long-lived Assets: Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. In accordance with the statement, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No financial statement impact resulted from the adoption of the statement.

         Intangible Assets: Intangible assets consist of covenants not to compete and goodwill arising from business combinations (see Note 2). The values assigned to intangible assets, based in part on independent appraisals, are amortized on a straight-line basis. The covenants are amortized over contractual terms which range from three to ten years. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is amortized over the period of expected benefit. The amortization periods for goodwill range from twenty years for businesses operating primarily in the home respiratory therapy and home medical equipment lines and forty years for pharmaceutical and infusion therapy businesses. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill is reduced.

         Fair Value of Financial Instruments: The fair value of long-term debt is determined by reference to borrowing rates currently available to the Company for loans with similar terms and average maturities.

         Advertising: Advertising costs amounting to $3,849,000, $3,753,000 and $3,627,000 for 1995, 1994 and 1993, respectively, are expensed as incurred and included in "Selling, distribution and administrative expenses."

         Income Taxes: The Company provides for income taxes under the liability method. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for income taxes represents the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         Per Share Amounts: Primary per share amounts are calculated by dividing the applicable operating statement caption by the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares consist primarily of stock options. Fully diluted per share amounts include further adjustments to the applicable operating statement captions and weighted average shares outstanding to assume conversion of convertible debentures from issuance, if dilutive. The calculation of per share amounts for periods prior to the merger reflect the issuance of two shares of the Company's Common Stock for each share of Homedco Common Stock used in such calculation and one and four tenths shares of the Company's Common Stock for each share of Abbey Common Stock used in such calculation.

         Stock-based Compensation: The Company grants options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

         Reclassifications: Certain amounts for prior periods have been reclassified to conform to the current year presentation.

                           APRIA HEALTHCARE GROUP INC.

NOTE 2 -- BUSINESS COMBINATIONS AND DISPOSITIONS

         On June 28, 1995, Homedco merged with and into Abbey to form the Company. Homedco and Abbey provided similar homecare services including infusion therapy, respiratory therapy and home medical equipment. In connection with the merger transaction, the Company issued 21,547,529 shares of its Common Stock for 15,391,092 issued and outstanding shares of Abbey Common Stock and 26,034,612 shares of its Common Stock for 13,017,306 issued and outstanding shares of Homedco Common Stock.

         The merger has been accounted for under the pooling-of-interests method of accounting. Accordingly, the historical financial statements for periods prior to the consummation of the combination have been restated as though the companies had been combined. The restated financial statements have been adjusted to conform the differing accounting policies of the separate companies. Such differences relate principally to the use of salvage values recognized for certain patient service equipment and the capitalization of low dollar patient service items, supplies, accessories and repairs.

         Separate and combined results of Abbey and Homedco prior to the merger are as follows:

                                                                              ADJUSTMENTS
                                                                                  AND
                                                   ABBEY      HOMEDCO      RECLASSIFICATIONS    COMBINED
                                                   -----      -------      -----------------    --------
                                                                     (IN THOUSANDS)
         Three months ended March 31, 1995
         Revenues..............................  $123,394     $161,175         $     40         $284,609
         Net Income............................     7,091        9,047             (346)          15,792

         Year ended December 31, 1994
         Revenues..............................  $439,175     $523,469         $    168         $962,812
         Net Income............................    12,307       29,810           (3,086)          39,031

         Year ended December 31, 1993
         Revenues..............................  $278,457     $470,283         $    161         $748,901
         Net Income............................    14,312       24,544           (1,545)          37,311

         On January 2, 1994, the Company acquired the outstanding stock of Protocare, Inc. ("Protocare") for a cash payment of $11,915,000 plus direct acquisition costs of $3,700,000. In addition, pursuant to an earnout provision, as amended in June 1994, approximately 979,000 shares of Common Stock valued at $11,594,000 were issued in February 1995 to the former Protocare stockholders. The shares are reflected in the accompanying financial statements as issued and outstanding at December 31, 1994.

         On November 10, 1993, the Company acquired the outstanding stock of Total Pharmaceutical Care, Inc. ("TPC") for a cash payment of $154,183,000 plus direct acquisition costs of $9,376,000 and the issuance of approximately 2,002,000 shares of Common Stock valued at $33,522,000.

         In addition to the above business combinations, during 1995, 1994 and 1993, the Company acquired numerous complementary businesses in specific geographic markets. None of these businesses was individually significant. The transactions, including Protocare and TPC, were accounted for as purchases and, accordingly, the operations of the acquired businesses are included in the consolidated statements of operations from the dates of acquisition. The purchase prices, which aggregated approximately $46,873,000, $109,747,000 and $231,225,000 in 1995, 1994 and 1993, respectively, consisted of cash, common stock and notes. The value ascribed to a portion of the common shares issued in 1994 and 1993 reflects a discount from the quoted price of the Company's Common Stock due to the absence of registration. The purchase prices were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value, determined in part by independent appraisal.

                           APRIA HEALTHCARE GROUP INC.

         The following table summarizes the allocation of the purchase prices, including non-cash financing activities, of acquisitions made by the Company:

                                                    YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1995        1994        1993
                                                 ----        ----        ----
                                                        (IN THOUSANDS)

         Fair value of assets acquired.......  $50,255     $124,496    $249,554
         Liabilities assumed.................   (3,382)     (14,749)    (18,329)
         Promissory note payable to seller...        -       (4,382)          -
         Common Stock issued.................     (787)     (31,583)    (47,069)
                                               -------     --------    --------
           Cash paid.........................  $46,086     $ 73,782    $184,156
                                               =======     ========    ========

         In June 1995, the Company entered an agreement for the sale of the capital stock of Omnicare Group Ltd. ("Omnicare"), a United Kingdom-based subsidiary, to a newly formed holding company, Stanton Industries Ltd. ("Stanton"), that is owned and managed by an officer/director of Omnicare and a shareholder/former director of Abbey. Consideration for the sale amounted to $2,913,000 and consisted of cash of $968,000, a convertible note in the amount of $1,605,000 and the assumption of a liability in the amount of $340,000. The difference between the net sales price per the agreement and the carrying value of the Company's investment in Omnicare has been reflected as a loss in the accompanying financial statements.

         In September 1995, Stanton transferred its shares of Omnicare common stock to a newly-formed public limited company, Omnicare plc, in exchange for 6,166,656 ordinary shares of Omnicare plc. Also in September 1995, the Company converted the note due from Stanton into 1,875,000 unregistered ordinary shares of Omnicare plc. As a result of these transactions, Stanton and the Company hold approximately 63% and 27%, respectively, of the issued ordinary share capital of Omnicare plc. The Company has agreed not to dispose of the shares and to certain noncompetition covenants for a period of two years. The investment in Omnicare plc is accounted for using the equity method. At March 6, 1996, the quoted market value of the investment was approximately $2,400,000. The valuation represents a mathematical calculation based on a closing quotation published by the London Alternative Investment Market and is not necessarily indicative of the amount that could be realized upon sale.

         On September 30, 1994, the Company sold its 51% interest in Abbey Pharmaceutical Services, Inc. ("APS") to Living Centers of America, Inc. ("Living Centers") for cash consideration of $20,300,000 and warrants to purchase 248,000 shares of Living Center common stock for $35.00 per share. No value was assigned to the warrants. The APS operating results have been presented as discontinued operations for 1994 and 1993 (net of applicable income taxes of $1,879,000 and $2,428,000 in 1994 and 1993, respectively). Net revenues of the discontinued operations were $43,770,000 and $50,678,000 in 1994 and 1993, respectively.

         Supplemental unaudited pro forma information giving effect to business acquisitions made in 1994 and 1993 and excluding the operations of APS, is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                   1994           1993
                                                   ----           ----
                                                     (IN THOUSANDS)

         Net revenues.........................   $986,062       $930,192
         Income from continuing operations....     35,209         27,498
         Per share amounts:
           Primary............................   $   0.79       $   0.63
           Fully diluted......................   $   0.76       $   0.63


         The pro forma financial information presented above is not necessarily indicative of any trends or results that may be expected for any other period. Pro forma financial information for business acquisitions and dispositions made in 1995 is not presented because the effects on the Company's operating results are not material.

         In February 1996, the Company signed a letter of intent for the sale of its M&B Ventures, Inc. home health operations, located in South Carolina under the assumed business name of Doctor's Home Health, Inc. The sale, which is expected to be completed in May 1996, is subject to certain conditions. The proposed sales price of $2,900,000 approximates the book value of the

                           APRIA HEALTHCARE GROUP INC.

assets of Doctor's Home Health, Inc. The operations of Doctor's Home Health, Inc. had revenues of approximately $8,870,000 and $7,340,000 for 1995 and 1994, respectively.


NOTE 3 -- CERTAIN OPERATING STATEMENT CAPTIONS


         In connection with the merger, the Company adopted a plan to restructure and consolidate its operating locations and administrative functions within specific geographic areas. The principal elements of the plan include a workforce reduction of approximately 1,220 employees across all employee groups, the consolidation of approximately 120 branch locations and the conversion of information systems at the continuing branches to a standardized system. The plan, which the Company anticipates will be substantially completed by September 1996, resulted in a restructuring charge of approximately $68,304,000 consisting of accrued costs and impairments.

         Through December 31, 1995, the Company had completed a significant portion of the plan, including the consolidation of approximately 105 branch locations and a reduction of approximately 1,120 employees. The Company's decision to consolidate branches and standardize branch information systems resulted in write-offs of excess patient service equipment, leasehold improvements and the hardware and capitalized software relating to information systems being discontinued. Approximately $1,325,000 in hardware and capitalized software costs, representing the approximate amount of depreciation attributable to the expected period of usage prior to completion of the conversion plan, is included in property, equipment and improvements at December 31, 1995. The following table summarizes the principal components of the charge, amounts paid through December 31, 1995, and the remaining accrual at December 31, 1995.

                                                          ACCRUALS     IMPAIRMENTS
                                                          --------     -----------
                                                               (IN THOUSANDS)

    Severance and related personnel costs..............   $ 21,538       $     -
    Branch and billing center closures.................     13,709         9,354
    Information systems................................          -        22,160
    Other..............................................      1,000           543
                                                          --------       -------
                                                            36,247       $32,057
    Severance amounts paid through December 31, 1995...    (12,607)      =======
    Other amounts paid through December 31, 1995.......     (4,555)
                                                          --------
    Accrual at December 31, 1995.......................   $ 19,085
                                                          ========

         A special provision for uncollectible accounts of $47,440,000 was recorded to conform the allowance estimation methodologies of Homedco and Abbey and to provide for estimated losses resulting from the significant volume of facility consolidations and information system conversions. These activities detract from normal operations and result in billing and collection delays which generally reduce the ultimate collectibility of accounts receivable.


         Merger costs totaling $12,193,000 were incurred and paid during 1995 and consisted primarily of investment banking fees of $4,899,000, accounting, consulting, legal and filing fees of $4,767,000 and liability insurance of $1,699,000 covering directors and officers of the predecessor companies against pre-merger claims.

         In 1995, the Company accrued $20,367,000 for employee contract, benefit plan and claim settlements. The accrual included $14,407,000 provided for employee and payroll tax related claims and lawsuits, $3,481,000 to settle certain employee contracts, and the settlement loss of $2,275,000 for the termination of the Abbey Medical, Inc. Employee Retirement Plan, a defined benefit pension plan. At December 31, 1995, the remaining accrual was $10,479,000, the majority of which is expected to be settled and paid during 1996.

                           APRIA HEALTHCARE GROUP INC.

NOTE 4 -- PROPERTY, EQUIPMENT AND IMPROVEMENTS

         Property, equipment and improvements consists of the following:

                                                                                      DECEMBER 31,
                                                                              --------------------------
                                                                                1995               1994
                                                                                ----               ----
                                                                                    (IN THOUSANDS)

         Land and improvements...........................................     $     88          $    100
         Buildings and leasehold improvements............................       14,620            14,160
         Equipment and furnishings.......................................       56,507            43,412
         Information systems.............................................       74,741            65,913
                                                                              --------          --------
                                                                               145,956           123,585
         Less accumulated depreciation...................................      (65,848)          (49,609)
                                                                              --------          --------
                                                                              $ 80,108          $ 73,976
                                                                              ========          ========

NOTE 5 -- INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                                      DECEMBER 31,
                                                                              --------------------------
                                                                                1995               1994
                                                                                ----               ----
                                                                                    (IN THOUSANDS)

         Covenants not to compete........................................     $ 32,815          $ 28,235
         Goodwill........................................................      319,571           271,063
                                                                              --------          --------
                                                                               352,386           299,298
         Less accumulated amortization...................................      (33,244)          (16,574)
                                                                              --------          --------
                                                                              $319,142          $282,724
                                                                              ========          ========

NOTE 6 -- CREDIT FACILITY AND LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                      DECEMBER 31,
                                                                              --------------------------
                                                                                1995               1994
                                                                                ----               ----
                                                                                    (IN THOUSANDS)

         Notes payable relating to revolving credit facilities...........     $286,300         $  41,372
         Term loans payable..............................................            -            75,000
         Acquisition line of credit......................................            -            43,443
         6.5% Convertible subordinated debentures........................            -            66,646
         9.5% Senior subordinated notes..................................      200,000           200,000
         Other, interest at rates ranging from 4.1% to 11.0%, payments
           due at various dates through December 1998....................        4,071             9,792
         Capital lease obligations (see Note 9)..........................       16,520            16,880
                                                                              --------          --------
                                                                               506,891           453,133
         Less: Current maturities........................................       (9,652)          (32,200)
                  Unamortized deferred debt costs........................       (6,584)          (14,829)
                                                                              --------          --------
                                                                              $490,655          $406,104
                                                                              ========          ========

         Credit Agreements Prior to Merger: Prior to June 28, 1995, the Company had credit agreements with various banks ("Bank Credit Agreement") and General Electric Capital Corporation ("GE Capital Agreement") providing for borrowings up to $350,000,000. The Bank Credit Agreement included a $75,000,000 term loan, a $75,000,000 acquisition credit line and a $100,000,000 revolving credit facility of which $15,000,000 was accessible in the form of letters of credit. The GE Capital

                           APRIA HEALTHCARE GROUP INC.

Agreement provided an additional $100,000,000 in revolving credit. Borrowings under each revolving credit facility were limited to specified levels of qualified accounts receivable, inventory, and, in the case of the GE Capital Agreement, patient service equipment.

         Each agreement permitted the Company to select from two interest rate options: prime plus up to 1.25% or London Interbank Offered Rate ("LIBOR") plus up to 2.25%. Each rate option was subject to reduction for borrowing level, in the case of the GE Capital Agreement, and achieving targeted levels of earnings before interest, taxes, depreciation, and amortization, in the case of the Bank Credit Agreement.

         Term loan principal was payable quarterly, in varying amounts, commencing December 31, 1994 through March 31, 1998. Principal payments under the acquisition credit line were payable quarterly, commencing June 30, 1997 through December 31, 1998, with a final payment due May 2, 1999.

         The agreements required payment of commitment fees of .25% to .50% of the unused portion of each facility and contained restrictive covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings and capital expenditures, and restrictions on cash dividends or other distributions.

         Credit Agreement Subsequent to Merger: Effective June 28, 1995, the Company executed a credit agreement with certain banks and Banque Paribas, as administrative agent. The agreement, which expires in June 2000, provides a revolving loan facility of up to $500,000,000. Proceeds were used, among other purposes, to retire borrowings under the Bank Credit Agreement and the GE Capital Agreement. The credit agreement contains restrictive covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings and certain expenditures and restrictions on cash dividends and other distributions. At December 31, 1995, the Company's outstanding letters of credit amounted to $960,000 and credit available under the agreement was $212,740,000.


         Borrowings under the credit agreement bear interest at the higher of prime or .5% in excess of the Federal Funds rate. The Company may also elect an interest rate ranging from LIBOR plus .375% to LIBOR plus 1.5% dependent on the ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization. The effective interest rates at December 31, 1995, were 6.2%, 6.6% and 8.5% for borrowings of $266,000,000, $13,000,000 and $7,300,000, respectively.

         The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap and cap agreements are used as a means of managing the Company's interest rate exposure. The swap agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreement. In July 1995, the Company entered into several one-year swap agreements totaling $266,000,000 in notional principal. For the period from July 1995 through December 1995, the Company received interest at a weighted average rate of 6.7% and paid interest at a weighted average rate of 6.2%. Payment or receipt of the interest differential is made quarterly and recognized monthly in the financial statements as an adjustment to interest expense. The cap agreement, which expires in July 1996, limits the three-month LIBOR rate to 6% on indebtedness of up to $50,000,000. In January 1996, the Company canceled its swap agreements and entered into a new one-year agreement covering $280,000,000 of notional principal with a fixed LIBOR rate of 5.1%.


         As a result of the aforementioned refinancing, unamortized deferred debt costs of $2,998,000, net of income taxes of $1,686,000, relating to the refinanced debt were expensed as an extraordinary charge.

         The carrying amounts reported for the obligations relating to revolving credit facilities, term loans and acquisition line approximate fair value because the underlying instruments are variable rate notes that reprice frequently.

         6.5% Convertible Subordinated notes: The 6.5% convertible subordinated debentures were convertible into shares of the Company's Common Stock at a conversion price of $13.97 per share and were scheduled to mature on December 1, 2002. Pursuant

                           APRIA HEALTHCARE GROUP INC.

to a redemption feature, all outstanding 6.5% convertible subordinated debentures were converted to Common Stock in September 1995. The fair value of these debentures was $79,259,000 at December 31, 1994.

         9.5% Senior Subordinated notes: The 9.5% senior subordinated notes mature November 1, 2002 and are subordinated to all senior debt of the Company and senior in right of payment to subordinated debt of the Company. The fair value of these notes, determined by reference to quoted market prices, is $210,340,000 and $183,280,000 at December 31, 1995 and 1994, respectively.

         Total interest paid in 1995, 1994 and 1993 amounted to $37,454,000, $32,395,000, and $12,074,000, respectively.

         Maturities of long-term debt, exclusive of capital lease obligations, for the five years ending December 31, 2000 and thereafter, are as follows:

                                                      (IN THOUSANDS)
                                                      --------------
         1996 .....................................      $  2,807
         1997 .....................................         1,092
         1998 .....................................           172
         1999 .....................................             -
         2000 .....................................             -
         Thereafter ...............................       486,300
                                                         --------
                                                         $490,371
                                                         ========

NOTE 7 -- STOCKHOLDERS' EQUITY

         Common Stock: The Company has granted registration rights to certain holders of Common Stock under which the Company is obligated to pay the expenses associated with certain of such registration rights.

         Prior to June 28, 1995, the Company had adopted preferred stock purchase rights plans pursuant to which the Company's common stockholders were granted one right for each share of Common Stock held. Each right allowed its holder to purchase one-hundredth of a share of Junior Participating Preferred Stock at a specified price, subject to adjustment. The rights would become exercisable at certain times associated with a transaction whereby a person or group of affiliated persons acquired beneficial ownership of 20% or more of the Company's general voting power, unless the Board of Directors determined the transaction to be fair and in the best interests of the Company and its stockholders. The Board of Directors determined that the merger of Abbey and Homedco is fair and in the best interests of the Company and its stockholders and, accordingly, the preferred stock purchase rights did not become exercisable. As a result of the merger, the outstanding preferred stock purchase rights were converted into Apria preferred stock purchase rights with terms essentially the same as the predecessor plans.

         Stock Option Plans: The Company has various stock option plans that provide for the granting of incentive stock options or non-statutory options to certain key employees, non-employee members of the Board of Directors, consultants and independent contractors. In the case of incentive stock options, the exercise price may not be less than the fair market value of a share of Common Stock on the date of grant, and may not be less than 110% of the fair market value of a share of Common Stock on the date of grant for any individual possessing 10% or more of the voting power of all classes of stock of the Company. The options become exercisable over periods ranging from three to five years and expire not later than 10 years from the date of grant.

         Transactions under these plans are summarized as follows:

                                                NUMBER OF
                                                 SHARES          PRICE RANGE
                                                 ------        ---------------
         Outstanding at December 31, 1992....   2,542,935     $  .75    $11.00
             Granted.........................   2,052,053       4.45     16.87
             Exercised.......................    (437,323)       .75     11.00
             Cancelled.......................     (99,995)       .75     12.25
                                               ----------
         Outstanding at December 31, 1993....   4,057,670        .75     16.87
             Granted.........................   1,203,253      11.25     20.00

                           APRIA HEALTHCARE GROUP INC.

             Exercised...............................................................    (394,938)       .75     14.11
             Cancelled...............................................................  (1,111,407)       .75     20.00
             Substitute options granted for outstanding options of acquired company..     308,563        .97     11.36
                                                                                       ----------
         Outstanding at December 31, 1994............................................   4,063,141        .75     17.05
             Net activity from October 1, 1994 to December 31, 1994 (see Note 1).....     (54,340)      1.50     33.25
             Granted.................................................................   2,028,475      17.68     28.03
             Exercised...............................................................  (1,233,243)       .75     20.25
             Cancelled...............................................................    (620,242)       .75     28.05
                                                                                       ----------
         Outstanding at December 31, 1995............................................   4,183,791        .75     28.03
                                                                                       ==========
         Exercisable at December 31, 1995............................................   1,572,459        .75     28.03
                                                                                       ==========
         Available for grant at January 1, 1995......................................   1,753,430
                                                                                       ==========
         Available for grant at December 31, 1995....................................   1,030,985
                                                                                       ==========

         In addition, the Company has a Long-Term Senior Management Equity Plan (the "Equity Plan") which provides for the granting of non-statutory stock options to key members of senior management at fair market value on the date of grant. As a result of the merger, half of the outstanding options under this plan became exercisable. The remaining options vest at a rate of 25% per year, upon announcement of financial results, commencing with the announcement of financial results for 1995. Vesting may be accelerated under certain circumstances. The Equity Plan allows for the issuance of 2,000,000 shares of Common Stock. During 1995, options to purchase 239,600 and 253,000 shares of Common Stock at prices ranging from $11.00 to $14.63 per share were exercised and cancelled, respectively. During the period October 1, 1994 through December 31, 1994 (see Note 1) options to purchase 96,000 shares of Common Stock at a price of $11.00 per share were cancelled. At December 31, 1995, options to purchase 1,365,400 shares of Common Stock at prices ranging from $11.00 to $13.50 per share were outstanding. Options granted under this plan expire not later than 10 years from the date of grant.

         Approximately 5,085,000 shares of Common Stock are reserved for future issuance upon exercise of stock options.

NOTE 8 -- INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                         1995            1994
                                                                         ----            ----
                                                                             (IN THOUSANDS)
         Deferred tax liabilities:
           Tax over book depreciation...............................   $  7,836         $  2,260
           Intangible assets........................................      1,733            1,332
           Other, net...............................................      3,552            3,875
                                                                       --------         --------
         Total deferred tax liabilities.............................     13,121            7,467

         Deferred tax assets:
           Allowance for doubtful accounts..........................     34,194           24,860
           Accruals.................................................     24,855           17,002
           Asset valuation reserves.................................     13,371            4,182
           Net operating loss carryforward, limited by Section 382..     19,771           19,352
           Other, net...............................................      3,047            3,304
                                                                       --------         --------
         Total deferred tax assets..................................     95,238           68,700
         Valuation allowance........................................    (36,234)         (33,524)
                                                                       --------         --------
         Net deferred tax assets....................................     59,004           35,176
                                                                       --------         --------
         Net deferred taxes.........................................   $ 45,883         $ 27,709
                                                                       ========         ========
         Current deferred tax assets, net of current deferred
           tax liabilities .........................................   $ 45,883         $ 36,947
         Non-current deferred tax liabilities, net of non-current
           deferred tax assets .....................................          0           (9,238)
                                                                       --------         --------

                           APRIA HEALTHCARE GROUP INC.

         Net deferred taxes.........................................   $ 45,883         $ 27,709
                                                                       ========         ========

         The recognition in 1995 of additional net deferred tax assets was based primarily on the availability of taxable income in carryback years and to a lesser extent on future taxable income. The Company's future taxable income assumption considers the Company's taxable earnings in the fourth quarter of 1995, the Company's history of earnings in periods prior to the merger, and anticipated integration activities and certain revenue concentration uncertainties (see Note 12).

         At December 31, 1995, the Company's federal and state operating loss carryforwards approximated $138,000,000 and $135,000,000, respectively, and begin to expire in 2003 for federal tax purposes and 1996 for state tax purposes. As a result of an ownership change in March 1992 which met specified criteria of Section 382 of the Internal Revenue Code, future use of federal and state operating loss carryforwards are each limited to $4,150,000 per year. Because of the annual limitation, approximately $89,000,000 each of the Company's federal and state operating loss carryforwards may expire unused.

         A valuation allowance is provided primarily against the Company's net operating loss carryforwards and certain other deferred tax assets the expected use of which extends beyond the Company's earning assumption period and are not otherwise offset by deferred tax liabilities.

                           APRIA HEALTHCARE GROUP INC.

         Income tax (benefit) expense consists of the following:

                                                                          YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                     1995         1994          1993
                                                                     ----         ----          ----
                                                                                (IN THOUSANDS)
         Currently (refundable) payable:
           Federal..............................................   $ (9,569)     $17,746      $18,906
           State................................................        495        3,984        5,159
                                                                   --------      -------      -------
                                                                     (9,074)      21,730       24,065
         Deferred tax benefit or liability:
           Federal..............................................    (16,810)       3,650       (4,793)
           State................................................     (2,738)         381         (659)
                                                                   --------      -------      -------
                                                                    (19,548)       4,031       (5,452)

         Tax benefits credited to paid-in capital and goodwill..      9,681        1,343        1,082
                                                                   --------      -------      -------
                                                                   $(18,941)     $27,104      $19,695
                                                                   ========      =======      =======

         The exercise of stock options granted under the Company's various stock option plans gives rise to compensation which is includable as taxable income to the employee and deductible by the Company for federal and state tax purposes but is not recognized as expense for financial reporting purposes. In addition, the recognition for income tax purposes of certain deferred tax assets relating to acquired businesses reduces related goodwill for financial reporting purposes.

         Differences between the Company's income tax (benefit) expense and an amount calculated utilizing the federal statutory rate are as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------
                                                                          1995          1994         1993
                                                                          ----          ----         ----
                                                                                   (IN THOUSANDS)

Income tax (benefit) expense at statutory rate........................  $(30,742)     $21,952      $19,439
Minimum tax credit....................................................         -            -         (408)
Non-deductible goodwill and merger costs..............................     4,907        1,353            -
Use of net operating loss carryforward................................         -       (1,453)      (1,411)
Tax benefit of deferred items not currently (previously) recognized...     5,287            -         (531)
Tax benefit of acquired company.......................................         -        2,142            -
State taxes, net of federal benefit and state loss carryforwards......       825        3,116        2,603
Other.................................................................       782           (6)           3
                                                                        --------      -------      -------
                                                                        $(18,941)     $27,104      $19,695
                                                                        ========      =======      =======

         Income taxes paid (net of refunds received) in 1995, 1994 and 1993, amounted to $15,159,000, $25,323,000, and $26,650,000, respectively.

NOTE 9 -- LEASES

         The Company operates principally in leased offices and warehouse facilities. In addition, the Company leases delivery vehicles and office equipment. Lease terms range from one to ten years with renewal options for additional periods. Many leases provide that the Company pay taxes, maintenance, insurance and other expenses. Rentals are generally increased annually by the consumer price index subject to certain maximum amounts defined within individual agreements.

         In addition, during 1995, 1994 and 1993 the Company acquired patient service equipment, information systems and equipment and furnishings totalling $5,876,000, $10,719,000, and $7,736,000, respectively, under capital lease arrangements with lease terms ranging from two to five years. Amortization of the leased patient service equipment and information systems amounted to $4,410,000, $5,669,000, and $4,236,000, in 1995, 1994 and 1993, respectively.

                           APRIA HEALTHCARE GROUP INC.

         The following amounts for assets acquired under capital lease obligations are included in both the patient service equipment and property, equipment and improvements:

                                                         DECEMBER 31,
                                                     --------------------
                                                     1995            1994
                                                     ----            ----
                                                        (IN THOUSANDS)

         Patient service equipment..............   $ 3,145         $ 14,419
         Information systems....................    19,891           15,832
         Equipment and furnishings..............     3,796            3,885
         Buildings and improvements.............       565            1,687
                                                   -------         --------
                                                    27,397           35,823
         Less accumulated depreciation..........    (9,905)         (15,659)
                                                   -------         --------
                                                   $17,492         $ 20,164
                                                   =======         ========

         Future minimum payments by year and in the aggregate required under noncancellable operating leases and capital lease obligations consist of the following at December 31, 1995:

                                                               CAPITAL    OPERATING
                                                               LEASES      LEASES
                                                               ------     ---------
                                                                 (IN THDUSANDS)

         1996...............................................   $ 7,418    $ 38,387
         1997...............................................     7,015      30,353
         1998...............................................     3,241      24,233
         1999...............................................       192      17,833
         2000...............................................         -      10,949
         Thereafter.........................................         -      18,963
                                                               -------    --------
                                                               $17,866    $140,718
         Less interest included in minimum lease payments...    (1,346)   ========
                                                               -------
         Present value of minimum lease payments............    16,520
         Less current portion...............................    (6,845)
                                                               -------
                                                               $ 9,675
                                                               =======

         Rent expense in 1995, 1994 and 1993 amounted to $47,658,000, $37,543,000, and $30,577,000, respectively. Facilities leased from lessors in which stockholders and employees have a financial interest comprised $245,000, $310,000, and $330,000 of rent expense in 1995, 1994 and 1993, respectively.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

         The Company had two defined contribution plans and a defined benefit plan covering substantially all employees. The defined contribution plans were 401(k) plans whereby eligible employees voluntarily contributed up to a defined percentage of their annual compensation. Employee contributions were partially matched by the Company under one plan. Total expenses to the Company relating to the defined contribution plans for 1995, 1994 and 1993 were $2,980,000, $3,080,000, and $2,180,000, respectively.

         Effective January 1, 1996, the net assets of the Abbey 401(k) plan were transferred into the Apria 401(k) plan, formerly the Homedco 401(k) plan. The Company is currently in the process of implementing certain amendments to the plan which have recently been approved by the Board of Directors. As amended, the plan provides eligibility for all employees having completed one year of service with at least 1,000 hours. Participants may contribute up to 16% of annual basic earnings. Employee contributions are matched 50% for the first 8% by the Company.

                           APRIA HEALTHCARE GROUP INC.

         On September 22, 1995, the defined benefit plan trustees agreed to terminate the defined benefit plan effective April 30, 1996. As a result, the Company recognized a settlement loss of $2,275,000 in 1995. Prior to the termination, the defined benefit plan benefits were based upon years of service and the employees' average compensation over the last five years of employment. The Company's funding policy was to fund the recommended amount as determined by the plan's actuaries. Contributions were intended to provide not only for benefits attributed to services performed to date, but also for those expected to be earned in the future. Net periodic pension cost included in selling, distribution and administration expenses amounted to $925,000, $1,136,000 and $653,000 in 1995, 1994 and 1993, respectively.


         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits. The cumulative effect of its application is not presented because the amount is not material to the Company's 1995 operating results.


NOTE 11 -- RELATED PARTY TRANSACTIONS


         In December 1992, pursuant to a secured promissory note agreement, the Company loaned $1,250,000 to an officer/director. The note bore interest at 8% per annum and principal and interest were due December 28, 1996. During 1995, 1994 and 1993 principal and interest of $196,000, $188,000 and $675,000, respectively, were cancelled and recorded as compensation expense. Pursuant to the terms of a severance agreement dated November 7, 1995, the remaining outstanding principal and related interest totalling $397,000 was forgiven and was recorded as compensation expense in 1995.


         Through September 1995, the Company retained a firm, in which a member of the Board of Directors of the Company is a managing director, to provide ongoing financial advisory services. During 1995, 1994 and 1993, the firm was paid fees of $3,810,000, $910,000 and $1,886,000, respectively, in connection with various financing transactions and other investment banking activities. The fees paid in 1995 related primarily to the merger.


         In December 1994, the Company made an interest bearing loan of $100,000 due in December 1997 to an Officer of the Company. In connection with the Protocare acquisition, the Company also assumed from Protocare a 9% loan to the same officer which amounted to $597,000. The officer resigned in May 1995, and the outstanding principal and interest on this assumed loan, amounting to $499,000 and $288,000 was forgiven and expensed in 1995 and 1994, respectively.


NOTE 12 -- COMMITMENTS AND CONTINGENCIES

         Purchase Commitments: On September 1, 1994, the Company entered into a five-year agreement to purchase medical supplies totalling $112,500,000, with annual purchases ranging from $7,500,000 in the first year to $30,000,000 in the third through fifth years. Beginning in the year ended August 31, 1996, failure to purchase at least 90% of the annual commitment will result in a penalty of 10% of the difference between the annual commitment and actual purchases.


         Litigation: The Company is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which are not determinable at this time. The Company has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company's consolidated results of operations and financial position. During 1995, certain claims and lawsuits were settled and the Company paid amounts (including cost of defense) totaling approximately $10,590,000, and $12,400,000 was charged to income to provide for probable losses related to matters arising in the period and to revise estimates for matters arising prior to 1995. Subsequent to year end the Company settled claims totaling $1,950,000.


         Certain Concentrations: Over 50% of the Company's revenue is derived from the provision of respiratory therapy services, a significant portion of which is reimbursed under the Federal Medicare program. Various budgets currently under consideration by Congress and the Federal Administration propose reductions in Medicare spending including, among other matters, reimbursement for home oxygen. It is currently uncertain when a budget agreement will be reached and the ultimate impact such budget will have on home oxygen reimbursement.

                           APRIA HEALTHCARE GROUP INC.

         The Company currently purchases approximately 40% of its patient service equipment and supplies from two supplier(s). Although there are a limited number of suppliers, management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in service delivery and a possible loss in revenues which could affect operating results adversely.


         Other: Management is not aware of any material claims or disputes related to any of its third-party reimbursement arrangements.


NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                  QUARTER
                                                                                  -------
                                                             FIRST        SECOND          THIRD         FOURTH
                                                             -----        ------          -----         ------
                                                                     (in thousands, except per share data)

         1995
         Net revenues...................................    $284,609     $287,286      $ 277,670       $284,035
         Gross profit...................................     199,073      199,016        178,833        195,679
         Operating income (loss)........................      36,032       22,115       (133,948)        28,324
         Income (loss) before extraordinary charge......      15,792        7,497       (112,166)        17,399
         Net income (loss)..............................    $ 15,792     $  4,499      $(112,166)      $ 17,399

         Per share amounts:
           Primary:
             Income (loss) before extraordinary charge..    $   0.34     $   0.15      $   (2.32)      $   0.34
             Net income (loss)..........................    $   0.34     $   0.09      $   (2.32)      $   0.34
           Fully diluted:
             Income (loss) before extraordinary charge..    $   0.32     $   0.15      $   (2.32)      $   0.34
             Net income (loss)..........................    $   0.32     $   0.09      $   (2.32)      $   0.34



         1994
         Net revenues...................................    $226,925     $231,312      $ 244,928       $259,647
         Gross profit...................................     157,882      161,200        172,968        183,072
         Operating income...............................      12,906       24,420         28,722         33,827
         Net income.....................................    $    160     $  9,897      $  14,124       $ 14,850

         Per share amounts:
           Primary:
             Net income.................................    $   0.00     $   0.23      $    0.32       $   0.33
           Fully diluted:
             Net income.................................    $   0.00     $   0.22      $    0.30       $   0.31

         The quarterly financial information for all periods presented reflect the conformed accounting policies of Homedco and Abbey (see Note 2).

         The second and third quarters of 1995, include charges of approximately $12,900,000 and $133,800,000, respectively, relating to restructuring, merger and integration activities and to accounts receivable valuation and employment-related matters. During the fourth quarter of 1995, the Company reevaluated the estimates inherent in the restructuring and other merger-related costs recorded through the end of the third quarter. This evaluation resulted in a reallocation of expenses which increased the special provision for uncollectible accounts by $13,000,000 and reduced restructuring costs and other merger-related costs by $10,316,000 and $2,684,000, respectively. Additionally, an extraordinary charge on debt refinance of approximately $2,998,000, net of income taxes of $1,686,000, was recorded in the second quarter of 1995.

                           APRIA HEALTHCARE GROUP INC.

         During the first quarter of 1994, the company initiated a program to integrate the TPC operations and to shift market and sales emphasis from home medical equipment to respiratory therapy. This program resulted in the write-off of surplus inventory of $2,100,000, costs related to the consolidation of branch operations of $3,200,000, and an increase in the provision for doubtful accounts of $1,600,000. The costs related to the consolidation of branch operations include the costs of closing eight branch offices and severance for the termination of approximately 350 employees. Also in the first quarter, the company recorded acquisition-related charges of $4,600,000, including legal costs and executive severance expenses.

                           APRIA HEALTHCARE GROUP INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                                                     Additions
                                                            -------------------------
                                             Balance at     Charged to     Charged to                 Balance
                                             Beginning      Costs and        Other                   at End of
               Description                   of Period       Expenses       Accounts    Deductions    Period
-----------------------------------------    ----------     ----------     ----------   ----------   ---------

Year ended December 31, 1995
Deducted from asset accounts:
    Allowance for doubtful accounts           $61,038       $100,463 (a)   $2,655 (f)    $77,589      $ 86,567
    Reserve for inventory shortages             3,952          2,898 (e)        8 (f)      1,104         5,754
    Reserve for patient service equipment
       shortages                                4,546         16,783 (e)      117 (f)      1,802        19,644
                                              -------       --------       ------        -------      --------
                  Totals                      $69,536        $120,144      $2,780        $80,495      $111,965
                                              =======        ========      ======        =======      ========
Year ended December 31, 1994
Deducted from asset accounts:
    Allowance for doubtful accounts           $52,102        $ 48,718 (b)  $9,089 (c)    $48,871 (d)  $ 61,038
    Reserve for inventory shortages             3,143           1,124                        316         3,952
    Reserve for patient service equipment
       shortages                                1,810           3,312         448          1,024         4,546
                                              -------       --------       ------        -------      --------
                  Totals                      $57,055        $ 53,154      $9,537        $50,211      $ 69,536
                                              =======        ========      ======        =======      ========
Year ended December 31, 1993
Deducted from asset accounts:
    Allowance for doubtful accounts           $42,630        $ 37,279 (b)  $8,779 (c)    $36,586 (d)  $ 52,102
    Reserve for inventory shortages             3,216             438                        511         3,143
    Reserve for patient service equipment
       shortages                                1,252           2,767                      2,209         1,810
                                              -------       --------       ------        -------      --------
                  Totals                      $47,098         $40,484      $8,779        $39,306      $ 57,055
                                              =======         =======      ======        =======      ========

--------------------
(a) Includes $47,440 for special provision of uncollectible accounts for the year ended December 31, 1995.

(b) Includes $2,002 and $2,803 for discontinued operations for the years ended December 31, 1994 and 1993, respectively.

(c)      Includes amounts added in conjunction with business acquisitions.

(d) Includes the charge-off of uncollectible accounts receivable and a reversal of the allowance for doubtful accounts related to discontinued operations for the year ended December 31, 1994.

(e) Includes amounts recorded in conjunction with the establishment of the merger and restructuring reserves.

(f) Represents the net activity for Homedco for the period of October 1, 1994 through December 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            APRIA HEALTHCARE GROUP INC.
                                                     Registrant





October 4, 1996                             /s/ LAWRENCE H. SMALLEN
                                            ------------------------------------
                                            Lawrence H. Smallen
                                            Chief Financial Officer,
                                            Senior Vice President, Finance
                                            and Treasurer
                                            (Principal Financial Officer)