Form 10-Q/A
period 1996-06-30
APRIA HEALTHCARE GROUP INC
filed 1996-10-07
CIK 882289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO.1
                                       ON
                                   FORM 10-Q/A


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

                               Yes X    No ____

There were 51,079,608 shares of Common Stock, $.001 par value, outstanding at August 2, 1996.

Item 1 of Part I and Item 1 of Part II of the Quarterly Report on Form 10-Q for the period ended June 30, 1996 are amended in their entirety as follows:








PART 1.  FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets

                  Consolidated Income Statements

                  Consolidated Statements of Cash Flows

                  Notes to Consolidated Financial Statements



PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                           APRIA HEALTHCARE GROUP INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                        June 30,        December 31,
                                                                          1996             1995
                                                                       ----------       ----------
                           ASSETS                                       (Unaudited)
                                                                          (Dollars in thousands)
CURRENT ASSETS
  Cash .........................................................       $   20,089       $   18,829
  Accounts receivable, less allowance for doubtful
    accounts of $85,075 and $86,567 at June 30, 1996
    and December 31, 1995, respectively ........................          334,586          258,332
  Inventories ..................................................           60,127           45,198
  Deferred income taxes ........................................           47,712           45,883
  Refundable income taxes ......................................           16,360           27,710
  Prepaid expenses and other current assets ....................           10,886            7,770
                                                                       ----------       ----------
TOTAL CURRENT ASSETS ...........................................          489,760          403,722
PATIENT SERVICE EQUIPMENT, less accumulated
  depreciation of $180,610 and $161,953 at June 30, 1996
  and December 31, 1995, respectively ..........................          192,187          167,090
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ......................          105,916           80,108
INVESTMENT IN OMNICARE plc .....................................            1,467            1,504
COVENANTS NOT TO COMPETE, NET ..................................           17,950           20,272
GOODWILL, NET ..................................................          296,135          298,870
OTHER ASSETS ...................................................            8,063            8,419
                                                                       ----------       ----------
                                                                       $1,111,478       $  979,985
                                                                       ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable .............................................       $   62,276       $  100,653
  Accrued payroll and related taxes and benefits ...............           26,825           26,792
  Accrued restructuring costs ..................................           11,030           19,085
  Other accrued liabilities ....................................           41,578           48,910
  Current portion of long-term debt ............................           11,866            9,652
                                                                       ----------       ----------
TOTAL CURRENT LIABILITIES ......................................          153,575          205,092
LONG-TERM DEBT .................................................          609,200          490,655

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value:
    10,000,000 shares authorized; none issued ..................             --               --
  Common Stock, $.001 par value:  150,000,000 shares authorized;
    51,014,267 and 49,692,266 shares issued and outstanding at
     June 30, 1996 and December 31, 1995, respectively .........               51               50
  Additional paid-in capital ...................................          316,752          294,522
  Retained earnings (deficit) ..................................           31,900          (10,334)
                                                                       ----------       ----------
                                                                          348,703          284,238
COMMITMENTS AND CONTINGENCIES ..................................             --               --
                                                                       ----------       ----------
                                                                       $1,111,478       $  979,985
                                                                       ==========       ==========


                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                               -------------------------        -------------------------
                                                                 1996            1995             1996            1995
                                                               ---------       ---------        ---------       ---------
                                                                        (in thousands, except per share data)
Net revenues ...........................................       $ 306,579       $ 287,286        $ 601,882       $ 571,895
Costs and expenses:
   Cost of net revenues ................................          96,943          88,270          191,034         173,806
   Selling, distribution and administrative ............         144,493         146,187          285,437         292,090
   Provision for doubtful accounts, net of recoveries ..          14,560          13,149           27,858          26,363
   Amortization of intangible assets ...................           4,349           4,210            8,451           8,134
   Restructuring costs .................................            --             2,661             --             2,661
   Merger costs ........................................            --             6,988             --             6,988
   Employee contract settlements .......................            --             3,206             --             3,206
   Loss on disposition of U.K. subsidiary ..............            --               500             --               500
                                                               ---------       ---------        ---------       ---------
                                                                 260,345         265,171          512,780         513,748
                                                               ---------       ---------        ---------       ---------
         OPERATING INCOME ..............................          46,234          22,115           89,102          58,147
Interest expense .......................................          12,003          11,134           23,111          21,816
                                                               ---------       ---------        ---------       ---------
          INCOME BEFORE TAXES AND
          EXTRAORDINARY CHARGE .........................          34,231          10,981           65,991          36,331
Income taxes ...........................................          12,323           3,484           23,757          13,042
                                                               ---------       ---------        ---------       ---------
          INCOME BEFORE
          EXTRAORDINARY CHARGE .........................          21,908           7,497           42,234          23,289
Extraordinary charge on debt refinancing,
   net of taxes ........................................            --             2,998             --             2,998
                                                               ---------       ---------        ---------       ---------
          NET INCOME ...................................       $  21,908       $   4,499        $  42,234       $  20,291
                                                               =========       =========        =========       =========


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
  Income before extraordinary charge ...................       $    0.42       $    0.15        $    0.81       $    0.49
  Extraordinary charge on debt refinancing,
     net of taxes ......................................                           (0.06)                           (0.06)
                                                               ---------       ---------        ---------       ---------
  Net income ...........................................       $    0.42       $    0.09        $    0.81       $    0.43
                                                               =========       =========        =========       =========

  Weighted average number of common and
    common equivalent shares outstanding ...............          52,575          48,539           52,286          47,495

EARNINGS PER COMMON AND COMMON EQUIVALENT
SHARE ASSUMING FULL DILUTION:
  Income before extraordinary charge ...................       $    0.42       $    0.15        $    0.81       $    0.47
  Extraordinary charge on debt refinancing,
     net of taxes ......................................                           (0.06)                           (0.06)
                                                               ---------       ---------        ---------       ---------
  Net income ...........................................       $    0.42       $    0.09        $    0.81       $    0.41
                                                               =========       =========        =========       =========

  Weighted average number of common
    and common equivalent shares outstanding ...........          52,576          51,323           52,399          51,150

                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                   --------------------------
                                                                                     1996             1995
                                                                                   ---------        ---------
                                                                                     (Dollars in thousands)
OPERATING ACTIVITIES
Net income .................................................................       $  42,234        $  20,291
Items included in net income not requiring (providing) cash:
  Provision for doubtful accounts ..........................................          27,858           26,363
  Depreciation .............................................................          44,217           41,207
  Amortization of intangible assets ........................................           8,451            8,134
  Amortization of deferred debt costs ......................................             519            6,061
  Loss (gain) on sale of property, equipment and improvements ..............              21             (150)
  Impairment loss ..........................................................            --                500
  Deferred income taxes ....................................................          (1,173)           6,276
Changes in operating assets and liabilities, net of effects of acquisitions:
  Increase in accounts receivable ..........................................        (103,440)         (47,515)
  Increase in inventories ..................................................         (14,392)            (882)
  Decrease (increase) in prepaids and other current assets .................          17,492          (13,037)
  Decrease (increase) in other non-current assets ..........................             960             (542)
  Decrease in accounts payable .............................................         (38,377)         (10,438)
  Decrease in accrued payroll and other liabilities ........................          (7,205)          (8,885)
  Decrease in accrued restructuring costs ..................................          (8,055)            --
Other ......................................................................            --                609
Net purchases of patient service equipment,
  net of effects of acquisitions ...........................................         (56,298)         (51,601)
                                                                                   ---------        ---------
          NET CASH USED IN OPERATING ACTIVITIES ............................         (87,188)         (23,609)

INVESTING ACTIVITIES
  Purchases of property, equipment and improvements,
     net of effects of acquisitions ........................................         (30,094)         (22,804)
  Proceeds from sale of property, equipment and improvements ...............              67              509
  Acquisitions and payments of contingent consideration ....................          (7,317)         (38,587)
                                                                                   ---------        ---------
          NET CASH USED IN INVESTING ACTIVITIES ............................         (37,344)         (60,882)

FINANCING ACTIVITIES
  Proceeds under revolving credit facility .................................         222,300          397,222
  Payments under revolving credit facility .................................        (104,300)        (169,694)
  Proceeds from senior and other long-term debt ............................            --            119,857
  Payments of senior and other long-term debt ..............................          (5,084)        (263,333)
  Capitalized debt costs, net ..............................................             (11)          (1,343)
  Issuances of Common Stock ................................................          12,887            7,210
                                                                                   ---------        ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES ........................         125,792           89,919
                                                                                   ---------        ---------

NET INCREASE IN CASH .......................................................           1,260            5,428
Cash at beginning of period ................................................          18,829           21,188
Net activity for Homedco - October 1, 1994  to December 31, 1994 ...........            --              3,697
                                                                                   ---------        ---------
          CASH AT END OF PERIOD ............................................       $  20,089        $  30,313
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

Accrual at December 31, 1995 ...................       $ 19,085,000
Severance amounts paid through June 30, 1996 ...         (5,545,000)
Other amounts paid through June 30, 1996 .......         (2,510,000)
                                                       ------------
Accrual at June 30, 1996 .......................       $ 11,030,000
                                                       ============


The remaining accrual balance consists primarily of $3,615,000 for severance and related personnel costs and $7,562,000 for branch and billing center closure costs.

NOTE F - LONG-TERM DEBT


The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap and cap agreements are used as a means of managing the Company's interest rate exposure. In July 1996, the counterparty to the existing $280,000,000 swap agreement exercised their option to terminate. In August 1996, the Company entered into two new one-year swap agreements: one for $280,000,000 of notional principal with a fixed interest rate of 5.69% and one for $100,000,000 of notional principal with a fixed interest rate of 5.59%. Both agreements allow the counterparty an option to terminate in February 1997, with termination in August 1997 if these options are not exercised. The receipt or payment of the interest differential is made on a monthly and quarterly basis for the $100,000,000 and $280,000,000 agreements, respectively, and recognized monthly in the financial statements as an adjustment to interest expense.


NOTE G - EQUITY

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

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which are not determinable at this time. The Company has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the consolidated results of operations or financial position of the Company.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings



        The Company is one of nine named defendants in a qui tam lawsuit, which was filed under seal in the Northern District of Georgia on August 23, 1995, by Mark Parker, a former employee, and served on the Company on May 31, 1996. The suit alleges that the Company violated the Civil False Claims Act by paying illegal kickbacks to certain health care providers in exchange for patient referrals. The suit also alleges that the Company violated the False Claims Act by improperly generating "Certificates of Medical Necessity" for certain products, including oxygen and low air-loss beds, and providing free benefits, such as pulmonary function testing and pulse oximetry testing, to certain physicians. Finally, the suit alleges that Mr. Parker's employment was improperly terminated in violation of the whistleblower protection provisions of the False Claims Act.



        Prior to the service of the lawsuit, the United States Department of Justice investigated Mr. Parker's allegations and the Company fully cooperated with that investigation. On June 27, 1996, the United States intervened in the suit, and on July 10, 1996, it filed an amended complaint, in which it essentially joined Mr. Parker's allegations concerning illegal kickbacks, but declined to join any of the other allegations. In conjunction with the qui tam action, a grand jury also is investigating allegations contained in the qui tam complaint. Potential remedies under the Civil False Claims Act include recovery of any actual damages suffered by the government, treble damages, statutory fines of up to $10,000 per false claim, and certain other remedies. The grand jury investigation could result in the imposition of administrative, civil or criminal fines or penalties or restitutionary relief.



        The Company intends to defend vigorously against the allegations. In that regard, on July 25, 1996, the Company filed a motion to dismiss the qui tam lawsuit, and that motion currently is pending. Regardless of the outcome of that motion, the Company believes that the outcome of the qui tam lawsuit and the grand jury investigation will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               APRIA HEALTHCARE GROUP INC.
                                               ---------------------------
                                                       Registrant



October 4, 1996                                /s/  LAWRENCE H. SMALLEN
                                               ------------------------------
                                               Lawrence H. Smallen
                                               Chief Financial Officer,
                                               Senior Vice President, Finance
                                               and Treasurer
                                               (Principal Financial Officer)