Form 10-K/A
period 1995-12-31
APRIA HEALTHCARE GROUP INC
filed 1996-11-08
CIK 882289

[ ]                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       ON
                                   FORM 10-K/A
(Mark One)
[x]
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the Fiscal Year Ended December 31, 1995
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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
                                          Yes X   No
                                             ----   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

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

        The provision for doubtful accounts as a percentage of net revenue was 8.9% in 1995, 4.9% in 1994 and 4.6% in 1993. The increase in 1996 is principally attributable to (1) an adjustment to the allowance for doubtful accounts of approximately $26.3 million to provide for an impairment in Abbey's infusion therapy accounts receivable and (2) a provision recorded in the fourth quarter of approximately $13 million, or 3.7% of accounts receivable, for the anticipated impact on realization resulting from field location consolidations, changes in billing and collection personnel, and information systems conversions. The circumstances leading to the recording of both amounts are discussed more fully below.

        Abbey had entered the infusion market primarily through its acquisitions of TPC and Protocare in November 1993 and March 1994, respectively. From the point of acquisition through the end of 1994, the receivables of the acquired TPC business were processed centrally in two billing centers. Cooperation and assistance from the branch/pharmacy personnel responsible for the initiation and fulfillment of orders was an important aspect of centralized billing and collection. In mid-1994, many of the former TPC branch and region level managers were terminated due to the post-acquisition integration of TPC's branch/pharmacy operations into Abbey's organizational structure. These changes had a negative impact on the morale of the branch/pharmacy personnel and resulted in significant turnover and less cooperation with billing center personnel. Also in mid-1994, one of the billing centers was relocated and only a portion of the personnel were transferred to the new location. Consequently, numerous new billing and collection employees had to be hired and trained. During the first quarter of 1995, Abbey began to convert and, in some cases, automate for the first time, the billing and collection procedures of the acquired TPC operations. Also in early 1995, Abbey began to convert and centralize the billing and collection functions of the acquired Protocare branches. These changes, coupled with the announcements on March 1, 1995 of the Abbey/Homedco merger and later of branch consolidations, led to significant turnover of billing and collection personnel in the acquired Protocare branches. All of the aforementioned conditions and disruptions had a negative impact on the aging of Abbey's infusion receivables. At June 30, 1995 Abbey's infusion accounts aged in excess of 180 days represented 36% of total infusion accounts as compared to 31% at March 31, 1995, 30% at December 31, 1994, 22% at September 30, 1994, and 16% at December 31, 1993.

        In response to the deteriorating aging, Abbey management deployed additional resources and instituted programs to limit potential collection losses. These efforts included hiring an infusion reimbursement specialist, reengineering the centralized infusion billing center procedures, hiring additional manager and director level personnel and instituting collection incentive programs. Based on Abbey management's expectation that these efforts would be successful in collecting delinquent infusion accounts receivable, the Company did not increase its allowance for doubtful accounts as of June 30, 1995.

        However, in the third quarter, the Company's management decided to transfer the infusion billing and collection processes from Abbey's recently converted centralized system to Homedco's decentralized, branch-based system. Many of the incentive and other programs instituted by Abbey management were discontinued in order to focus resources and efforts on completing branch consolidations, effecting the planned system conversions, training personnel in the proper use of the new systems and improving the efficiency and effectiveness of the intake function. During the process, the centralized billing center was downsized and relocated a second time, pending permanent closure at a later date. Each of these post-merger decisions caused additional turnover at the billing centers responsible for collecting the existing receivables and seriously impacted employee morale.

        In connection with management's third quarter accounts receivable analysis, serious consideration was given to the impact that the merger, planned branch consolidations and system conversions and reductions in force would likely have on the already unstable condition of Abbey's infusion accounts receivable. As a result of a marked deterioration in the aging of Abbey's infusion accounts in July and August of 1995 and other deteriorating trends, a provision of $26.3 million was recorded.

        Following is information as of June 30, 1995 and August 31, 1995 about the portion of the accounts receivable for which the impairment was recognized in the third quarter:

                                                                      JUNE 30,         AUGUST 31,
                                                                        1995              1995
                                                                      --------         ----------
                                                                         (Dollars in thousands)

  Abbey infusion accounts receivable................................   $65,339          $64,865
  Abbey infusion allowance for doubtful accounts....................     7,727            7,453
  Abbey infusion allowance for doubtful accounts as
    a percentage of Abbey infusion accounts receivable..............        12%              11%
  Percentage of Abbey infusion accounts aged over 180 days..........        36%              39%
  Abbey infusion allowance for doubtful accounts as a percentage
    of Abbey infusion accounts aged over 180 days...................        33%              29%
  Percentage of Abbey infusion accounts aged over 360 days..........        15%              22%
  Abbey infusion allowance for doubtful accounts as a percentage of
    Abbey infusion accounts receivable, after third quarter
    adjustment(1)...................................................                         52%
  Abbey infusion allowance for doubtful accounts as a percentage of
    Abbey infusion accounts aged aver 180 days, after third quarter
    adjustment(1)...................................................                        133%

----------------
(1) Abbey infusion allowance calculated by adding the third quarter adjustment of $26.3 million to the August 31, 1995 allowance.

        The percentage of consolidated infusion accounts receivable aged in excess of 180 days increased from 21% at June 30, 1995 to 36% at September 30, 1995 and December 31, 1995. Management believes that the additional reserves provided for collection losses associated with Abbey's infusion accounts will be sufficient.

        Also included in the third quarter provision is $5.5 million for Abbey's home medical equipment and respiratory therapy accounts, which relates primarily to the application to accounts aged from 181 days to 360 days of more conservative percentages used to determine the allowance for doubtful accounts and to a deterioration in July and August in the aging due to post-merger disruptions caused by the Company's branch consolidation plan.

        Increases during the second half of 1995 and early 1996 in write-offs, the aging of accounts receivables, and days sales outstanding and decreases in collections in that period as well as experience with a prior business combination involving extensive field consolidations, personnel changes and information systems conversions were considered by management in estimating the $13 million fourth quarter provision relating to the aforementioned field disruptions. Disruptions caused by the field location consolidations, changes in billing and collection personnel, and information systems conversions resulted in billing delays and, ultimately, difficulties in receiving timely reimbursement. Billing delays were due, in part, to incomplete claim documentation. The conditions contributing to this problem include documents lost in the physical movement of billing information and patient files, data lost due to data field incompatibilities, lack of familiarity with new systems, and lack of continuity and familiarity with payor requirements due to employee terminations. The passage of time reduces the likelihood of collection and increases the likelihood of denial because missing documentation is less likely to be located or replaced and payor imposed submission deadlines may be exceeded. Because substantially all of the planned facility consolidations and employee terminations have been completed, management expects disruptions and delays of this type to diminish in 1996.

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

        In conjunction with the merger, the Company entered into a credit agreement with certain banks and Banque Paribas, as administrative agent. The agreement, which expires in June 2000, provides for borrowings of up to $500 million under a revolving credit facility. The proceeds were used, among other things, to repay borrowings under the prior separate credit agreements of Homedco and Abbey. The agreement provides for variable rate interest options including the higher of the Federal Funds Rate plus .5% or the Prime Rate, or London Interbank Offered Rate ("LIBOR") plus a margin which is dependent on the ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization. At December 31, 1995, borrowings of $286.3 million were outstanding, letters of credit amounted to $960,000, and availability under the revolving credit facility was $212.7 million. The effective interest rates at December 31, 1995 for borrowings under the credit facility not subject to the swap or cap agreements (see discussion below) were 6.6% and 8.5% on $13 million and $7.3 million, respectively.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                  PAGE
                                                                  ----
CONSOLIDATED FINANCIAL STATEMENTS
  Reports of Independent Auditors...............................   F-1
  Consolidated Balance Sheets -- December 31, 1995 and 1994.....   F-3
  Consolidated Statements of Operations -- Years ended
    December 31, 1995, 1994 and 1993............................   F-4
  Consolidated Statements of Stockholders' Equity -- Years ended
    December 31, 1995, 1994 and 1993............................   F-5
  Consolidated Statements of Cash Flows -- Years ended
    December 31, 1995, 1994 and 1993............................   F-6
  Notes to Consolidated Financial Statements....................   F-7


CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Schedule II - Valuation and Qualifying Accounts...............   S-1

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


                                     KPMG PEAT MARWICK LLP


Orange County, California
February 15, 1994

                           APRIA HEALTHCARE GROUP INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    DECEMBER 31,
                                                                              ----------------------
                                                                                 1995         1994
                                                                              ---------     --------
                                                                              (DOLLARS IN THOUSANDS)
CURRENT ASSETS
  Cash ...................................................................    $  18,829     $ 21,188
  Accounts receivable, less allowance for doubtful accounts of $86,567 and
    $61,038 at December 31, 1995 and 1994, respectively ..................      258,332      225,619
  Inventories ............................................................       45,198       35,898
  Deferred income taxes ..................................................       45,883       36,947
  Refundable income taxes ................................................       27,710        5,439
  Prepaid expenses and other current assets ..............................        7,770       10,472
                                                                              ---------     --------
        TOTAL CURRENT ASSETS .............................................      403,722      335,563
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $167,082 and
   $129,621 at December 31, 1995 and 1994, respectively ..................      167,090      152,358
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ................................       80,108       73,976
INVESTMENT IN OMNICARE plc ...............................................        1,504           --
INTANGIBLE ASSETS, NET ...................................................      319,142      282,724
OTHER ASSETS .............................................................        8,419       11,546
                                                                              ---------     --------
                                                                              $ 979,985     $856,167
                                                                              =========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable .......................................................    $ 100,653     $ 78,912
  Accrued payroll and related taxes and benefits .........................       26,792       23,045
  Accrued restructuring costs ............................................       19,085           --
  Other accrued liabilities ..............................................       48,910       43,798
  Current portion of long-term debt ......................................        9,652       32,200
                                                                              ---------     --------
        TOTAL CURRENT LIABILITIES ........................................      205,092      177,955
LONG-TERM DEBT ...........................................................      490,655      406,104
DEFERRED INCOME TAXES ....................................................           --        9,238
OTHER NON-CURRENT LIABILITIES ............................................           --          960
STOCKHOLDERS' EQUITY Preferred Stock, $.001 par value:
    10,000,000 shares authorized; none issued ............................           --           --
  Common Stock, $.001 par value:
    150,000,000 shares authorized; 49,692,266 and 42,001,788 shares issued
    and outstanding at December 31, 1995 and 1994, respectively ..........           50           42
  Additional paid-in capital .............................................      294,522      206,405
  Retained (deficit) earnings ............................................      (10,334)      55,463
                                                                              ---------     --------
                                                                                284,238      261,910
COMMITMENTS AND CONTINGENCIES ............................................           --           --
                                                                              ---------     --------
                                                                              $ 979,985     $856,167
                                                                              =========     ========

                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------
                                                                             1995           1994        1993
                                                                          -----------     --------    --------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues .........................................................    $ 1,133,600     $962,812    $748,901
Costs and expenses:
  Cost of net revenues:
    Product and supply costs .........................................        286,919      234,604     188,276
    Patient service equipment depreciation ...........................         57,400       42,735      33,019
    Nursing services .................................................          7,361        5,947       2,821
    Other ............................................................          9,319        4,404       2,008
                                                                          -----------     --------    --------
                                                                              360,999      287,690     226,124
  Selling, distribution and administrative ...........................        601,978      517,027     410,392
  Provision for doubtful accounts, net of recoveries .................        100,463       46,716      34,476
  Amortization of intangible assets ..................................         16,273       11,504       4,103
  Restructuring costs ................................................         68,304           --          --
  Merger costs .......................................................         12,193           --          --
  Employee contracts, benefit plan and claim settlements .............         20,367           --          --
  Loss on disposition of U.K. subsidiary .............................            500           --          --
                                                                          -----------     --------    --------
                                                                            1,181,077      862,937     675,095
                                                                          -----------     --------    --------
    OPERATING (LOSS) INCOME ..........................................        (47,477)      99,875      73,806
Interest expense .....................................................         42,942       37,155      18,266
                                                                          -----------     --------    --------
    (LOSS) INCOME FROM CONTINUING OPERATIONS
    BEFORE TAXES AND EXTRAORDINARY CHARGE ............................        (90,419)      62,720      55,540
Income tax (benefit) expense .........................................        (18,941)      27,104      19,695
                                                                          -----------     --------    --------
    (LOSS) INCOME FROM CONTINUING OPERATIONS
    BEFORE EXTRAORDINARY CHARGE ......................................        (71,478)      35,616      35,845
Income from discontinued operations, net of taxes ....................             --          344       1,466
Gain on disposal of discontinued operations, net of taxes ............             --        3,071          --
                                                                          -----------     --------    --------
    (LOSS) INCOME BEFORE EXTRAORDINARY CHARGE ........................        (71,478)      39,031      37,311
Extraordinary charge on debt refinancing, net of taxes ...............          2,998           --          --
                                                                          -----------     --------    --------
    NET (LOSS) INCOME ................................................    $   (74,476)    $ 39,031    $ 37,311
                                                                          ===========     ========    ========
PER COMMON AND COMMON EQUIVALENT SHARE:
  (Loss) income from continuing operations before extraordinary charge    $     (1.52)    $    .81    $    .94
                                                                          ===========     ========    ========
  Extraordinary charge on debt refinancing, net of taxes .............    $     (0.06)    $     --    $     --
                                                                          ===========     ========    ========
  Net (loss) income ..................................................    $     (1.58)    $    .89    $    .98
                                                                          ===========     ========    ========
  Weighted average number of common and common equivalent
    shares outstanding ...............................................         47,112       44,096      38,138

PER COMMON SHARE ASSUMING FULL DILUTION:
  (Loss) income from continuing operations before extraordinary charge    $     (1.52)    $    .78    $    .89
                                                                          ===========     ========    ========
  Extraordinary charge on debt refinancing, net of taxes .............    $     (0.06)    $     --    $     --
                                                                          ===========     ========    ========
  Net (loss) income ..................................................    $     (1.58)    $    .85    $    .93
                                                                          ===========     ========    ========
Weighted average number of common and common
  equivalent shares outstanding ......................................         47,112       49,284      43,864

                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK        ADDITIONAL     RETAINED                    TOTAL
                                         -----------------------      PAID-IN       EARNINGS      TREASURY   STOCKHOLDERS'
                                           SHARES      PAR VALUE      CAPITAL      (DEFICIT)       STOCK        EQUITY
                                         ---------     ---------     ----------    ---------     ---------   -------------
                                                                         (IN THOUSANDS)
Balance at December 31, 1992 ........       33,409     $      34     $ 115,029     $ (20,879)    $ (13,783)    $  80,401

Issuance of Common Stock ............           22                         273                                       273
Treasury stock issued ...............        1,748                         558                      12,716        13,274
Exercise of stock options ...........          438             1         1,054                                     1,055
Notes receivable payments ...........                                    1,201                                     1,201
Tax benefits related to stock options                                    1,082                                     1,082
Compensatory stock options granted ..                                      105                                       105
Conversion of subordinated
  debentures ........................          604             1         8,443                                     8,444
Acquisition of Total
  Pharmaceutical Care, Inc. .........        2,002             2        33,520                                    33,522
Other ...............................                                      (36)                                      (36)
Net income ..........................                                   37,311                                    37,311
                                         ---------     ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1993 ........       38,223            38       161,229        16,432        (1,067)      176,632

Issuance of Common Stock ............        1,362             2        17,785                                    17,787
Treasury stock issued ...............          142                          49                       1,067         1,116
Exercise of stock options ...........          395                       1,830                                     1,830
Notes receivable payments ...........                                       15                                        15
Tax benefits related to stock options                                    1,343                                     1,343
Conversion of subordinated
  debentures ........................          799             1        11,159                                    11,160
Common Stock issued for acquisitions
  and earnouts ......................        1,081             1        12,877                                    12,878
Other ...............................                                      118                                       118
Net income ..........................                                                 39,031                      39,031
                                         ---------     ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1994 ........       42,002            42       206,405        55,463            --       261,910

Net activity for Homedco - October 1,
  1994 to December 31, 1994 .........           51                       1,663         8,647                      10,310
Issuance of Common Stock ............           36                         570                                       570
Exercise of stock options ...........        1,473             2        13,259                                    13,261
Notes receivable payments ...........                                        6                                         6
Tax benefits related to stock options                                    8,138                                     8,138
Conversion of subordinated
  debentures, net of issuance costs
  of $2,785 .........................        4,772             5        63,856                                    63,861
Exercise of warrants ................        1,338             1            (1)                                       --
Acceleration of stock option vesting                                       542                                       542
Other ...............................           20                          84            32                         116
Net loss ............................                                                (74,476)           --       (74,476)
                                         ---------     ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1995 ........       49,692     $      50     $ 294,522     $ (10,334)    $      --     $ 284,238
                                         =========     =========     =========     =========     =========     =========

                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                  1995          1994          1993
                                                                               ---------     ---------     ---------
                                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
Net (loss) income .........................................................    $ (74,476)    $  39,031     $  37,311
Items included in net (loss) income not requiring (providing) cash:
    Income from discontinued operations ...................................           --          (344)       (1,466)
    Extraordinary charge on debt refinancing ..............................        4,684            --            --
    Provisions for doubtful accounts ......................................      100,463        46,716        34,476
    Depreciation ..........................................................       84,607        63,895        46,180
    Amortization of intangible assets .....................................       16,273        11,504         4,103
    Amortization of deferred debt costs ...................................        1,908         4,878         2,882
    Loss (gain) on sale of property, equipment and improvements ...........        3,938           765          (108)
    Impairment losses .....................................................       32,557            --            --
    Gain on disposal of discontinued operations ...........................           --        (3,071)           --
    Deferred income taxes .................................................      (19,548)        4,031        (5,452)
Change in operating assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable .......................................     (118,151)      (86,116)      (55,914)
    Increase in inventories ...............................................       (4,904)       (4,895)       (2,291)
    (Increase) decrease in prepaids and other current assets ..............      (12,194)       (2,147)        1,751
    Decrease in other non-current assets ..................................        3,269         4,221           692
    Increase in accounts payable ..........................................       18,942        16,231         9,313
    Increase (decrease) in accruals and other non-current liabilities .....        3,434        (6,735)       (3,832)
    Increase in accrued restructuring costs ...............................       19,085            --            --
Other .....................................................................        2,733        (2,296)         (822)
Net purchases of patient service equipment, net of effects of acquisitions       (72,518)      (85,729)      (39,784)
                                                                               ---------     ---------     ---------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ...............       (9,898)          (61)       27,039

INVESTING ACTIVITIES
    Purchases of property, equipment and
      improvements, net of effects of acquisitions ........................      (49,327)      (26,757)      (17,249)
    Proceeds on disposal of discontinued operations .......................           --        20,344            --
    Proceeds on disposition of U.K. subsidiary ............................          926            --            --
    Proceeds from sale of property, equipment and improvements ............          331           540           963
    Acquisitions ..........................................................      (46,086)      (73,782)     (185,625)
                                                                               ---------     ---------     ---------
        NET CASH USED IN INVESTING ACTIVITIES .............................      (94,156)      (79,655)     (201,911)

FINANCING ACTIVITIES
    Proceeds under revolving credit facility ..............................      463,999       172,954        93,556
    Payments under revolving credit facility ..............................     (229,171)     (164,532)      (60,792)
    Proceeds from issuance of subordinated notes ..........................           --            --       200,000
    Proceeds from senior and other long-term debt .........................      126,557        44,474         1,878
    Payments of senior and other long-term debt ...........................     (275,022)      (12,929)      (41,316)
    Capitalized debt costs, net ...........................................       (1,429)       (2,502)       (9,863)
    Issuances of Common Stock .............................................       13,064         2,042         2,256
                                                                               ---------     ---------     ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES .........................       97,998        39,507       185,719
                                                                               ---------     ---------     ---------
NET (DECREASE) INCREASE IN CASH ...........................................       (6,056)      (40,209)       10,847
Cash at beginning of period ...............................................       21,188        61,397        50,550
Net activity for Homedco - October 1, 1994 to December 31, 1994 ...........        3,697            --            --
                                                                               ---------     ---------     ---------
        CASH AT END OF PERIOD .............................................    $  18,829     $  21,188     $  61,397
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

        Separate and combined results of Abbey and Homedco prior to the merger are as follows:

                                                                    ADJUSTMENTS
                                                                        AND
                                          ABBEY         HOMEDCO  RECLASSIFICATIONS   COMBINED
                                        --------       --------  -----------------   --------
                                                           (IN THOUSANDS)
Three months ended March 31, 1995
Revenues ........................       $123,394       $161,175       $    40        $284,609
Net Income ......................          7,091          9,047          (346)         15,792

Year ended December 31, 1994
Revenues ........................       $439,175       $523,469       $   168        $962,812
Net Income ......................         12,307         29,810        (3,086)         39,031

Year ended December 31, 1993
Revenues ........................       $278,457       $470,283       $   161        $748,901
Net Income ......................         14,312         24,544        (1,545)         37,311

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

                           APRIA HEALTHCARE GROUP INC.

        The following table summarizes the allocation of the purchase prices, including non-cash financing activities, of acquisitions made by the Company:

                                                  YEAR ENDED DECEMBER 31,
                                             ------------------------------------
                                               1995         1994           1993
                                             --------     ---------     ---------
                                                       (IN THOUSANDS)
        Fair value of assets acquired ...    $ 50,255     $ 124,496     $ 249,554
        Liabilities assumed .............      (3,382)      (14,749)      (18,329)
        Promissory note payable to seller          --        (4,382)           --
        Common Stock issued .............        (787)      (31,583)      (47,069)
                                             --------     ---------     ---------
          Cash paid .....................    $ 46,086     $  73,782     $ 184,156
                                             ========     =========     =========

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

        Supplemental unaudited pro forma information giving effect to business acquisitions made in 1994 and 1993 and excluding the operations of APS, is as follows:

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                               1994        1993
                                             --------    --------
                                                (IN THOUSANDS)
        Net revenues ....................    $986,062    $930,192
        Income from continuing operations      35,209      27,498
        Per share amounts:
          Primary .......................    $   0.79    $   0.63
          Fully diluted .................    $   0.76    $   0.63

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

NOTE 3 --CERTAIN OPERATING STATEMENT CAPTIONS

        Restructuring Costs: In connection with the merger, the Company adopted a plan to restructure and consolidate its operating locations and administrative functions within specific geographic areas. The principal elements of the plan include a workforce reduction of approximately 1,220 employees across all employee groups, the consolidation of approximately 120 branch locations and the conversion of information systems at the continuing branches to a standardized system. The plan, which the Company anticipates will be substantially completed by September 1996, resulted in a restructuring charge of approximately $68,304,000 consisting of accrued costs and impairments.

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


                                                    ACCRUALS   IMPAIRMENTS
                                                    --------   -----------
                                                       (IN THOUSANDS)
Severance and related personnel costs ..........    $ 21,538     $    --
Branch and billing center closures .............      13,709       9,354
Information systems ............................          --      22,160
Other ..........................................       1,000         543
                                                    --------     -------
                                                      36,247     $32,057
Severance amounts paid through December 31, 1995     (12,607)    =======
Other amounts paid through December 31, 1995 ...      (4,555)
                                                    --------
Accrual at December 31, 1995 ...................    $ 19,085
                                                    ========

        Provision for doubtful accounts: The 1995 provision for doubtful accounts includes (1) an adjustment made in the third quarter of approximately $26.3 million to provide for an impairment in Abbey's infusion therapy receivables and (2) a provision recorded in the fourth quarter of approximately $13 million, or 3.7% of accounts receivable, for the anticipated impact on realization resulting from field location consolidations, changes in billing and collection personnel, and information systems conversions. Such activities detract from normal operations and result in billing and collection delays which generally reduce the ultimate collectibility of accounts receivable.

        Merger Costs: Merger costs totaling $12,193,000 were incurred and paid during 1995 and consisted primarily of investment banking fees of $4,899,000, accounting, consulting, legal and filing fees of $4,767,000 and liability insurance of $1,699,000 covering directors and officers of the predecessor companies against pre-merger claims.

        Employee Contracts, Benefit Plan and Claim Settlements: In 1995, the Company accrued $20,367,000 for employee contract, benefit plan and claim settlements. The accrual included $14,407,000 provided for employee and payroll tax related claims and lawsuits, $3,481,000 to settle certain employee contracts, and the settlement loss of $2,275,000 for the termination of the Abbey Medical, Inc. Employee Retirement Plan, a defined benefit pension plan. At December 31, 1995, the remaining accrual was $10,479,000, the majority of which is expected to be settled and paid during 1996.

                           APRIA HEALTHCARE GROUP INC.

NOTE 4 -- PROPERTY, EQUIPMENT AND IMPROVEMENTS

        Property, equipment and improvements consists of the following:

                                                     DECEMBER 31,
                                                -----------------------
                                                   1995          1994
                                                ---------     ---------
                                                    (IN THOUSANDS)
        Land and improvements ..............    $      88     $     100
        Buildings and leasehold improvements       14,620        14,160
        Equipment and furnishings ..........       56,507        43,412
        Information systems ................       74,741        65,913
                                                ---------     ---------
                                                  145,956       123,585
        Less accumulated depreciation ......      (65,848)      (49,609)
                                                ---------     ---------
                                                $  80,108     $  73,976
                                                =========     =========

NOTE 5 -- INTANGIBLE ASSETS

        Intangible assets consist of the following:

                                                     DECEMBER 31,
                                               ------------------------
                                                  1995           1994
                                               ---------      ---------
                                                    (IN THOUSANDS)
        Covenants not to compete .........     $  32,815      $  28,235
        Goodwill .........................       319,571        271,063
                                               ---------      ---------
                                                 352,386        299,298
        Less accumulated amortization ....       (33,244)       (16,574)
                                               ---------      ---------
                                               $ 319,142      $ 282,724
                                               =========      =========

NOTE 6 -- CREDIT FACILITY AND LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                               DECEMBER 31,
                                                                         -----------------------
                                                                            1995          1994
                                                                         ---------     ---------
                                                                             (IN THOUSANDS)
        Notes payable relating to revolving credit facilities .......    $ 286,300     $  41,372
        Term loans payable ..........................................           --        75,000
        Acquisition line of credit ..................................           --        43,443
        6.5% Convertible subordinated debentures ....................           --        66,646
        9.5% Senior subordinated notes ..............................      200,000       200,000
        Other, interest at rates ranging from 4.1% to 11.0%, payments
          due at various dates through December 1998 ................        4,071         9,792
        Capital lease obligations (see Note 9) ......................       16,520        16,880
                                                                         ---------     ---------
                                                                           506,891       453,133
        Less: Current maturities ....................................       (9,652)      (32,200)
                 Unamortized deferred debt costs ....................       (6,584)      (14,829)
                                                                         ---------     ---------
                                                                         $ 490,655     $ 406,104
                                                                         =========     =========

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

        6.5% Convertible Subordinated notes: The 6.5% convertible subordinated debentures were convertible into shares of the Company's Common Stock at a conversion price of $13.97 per share and were scheduled to mature on December 1, 2002. Pursuant to a redemption feature, all outstanding 6.5% convertible subordinated debentures were converted to Common Stock in September 1995. The fair value of these debentures was $79,259,000 at December 31, 1994.

        9.5% Senior Subordinated notes: The 9.5% senior subordinated notes mature November 1, 2002 and are subordinated to all senior debt of the Company and senior in right of payment to subordinated debt of the Company. The fair value of these notes, determined by reference to quoted market prices, is $210,340,000 and $183,280,000 at December 31, 1995 and 1994, respectively.

                           APRIA HEALTHCARE GROUP INC.

        Total interest paid in 1995, 1994 and 1993 amounted to $37,454,000, $32,395,000, and $12,074,000, respectively.

        Maturities of long-term debt, exclusive of capital lease obligations, for the five years ending December 31, 2000 and thereafter, are as follows:

                                                             (IN THOUSANDS)
        1996 .....................................              $  2,807
        1997 .....................................                 1,092
        1998 .....................................                   172
        1999 .....................................                    --
        2000 .....................................                    --
        Thereafter ...............................               486,300
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

                           APRIA HEALTHCARE GROUP INC.

        Transactions under these plans are summarized as follows:

                                                                                       NUMBER OF
                                                                                        SHARES          PRICE RANGE
                                                                                      ----------     ----------------
        Outstanding at December 31, 1992 .........................................     2,542,935     $  .75    $11.00
            Granted ..............................................................     2,052,053       4.45     16.87
            Exercised ............................................................      (437,323)       .75     11.00
            Cancelled ............................................................       (99,995)       .75     12.25
                                                                                      ----------
        Outstanding at December 31, 1993 .........................................     4,057,670        .75     16.87
            Granted ..............................................................     1,203,253      11.25     20.00
            Exercised ............................................................      (394,938)       .75     14.11
            Cancelled ............................................................    (1,111,407)       .75     20.00
            Substitute options granted for outstanding options of acquired company       308,563        .97     11.36
                                                                                      ----------
        Outstanding at December 31, 1994 .........................................     4,063,141        .75     17.05
            Net activity from October 1, 1994 to December 31, 1994 (see Note 1) ..       (54,340)      1.50     33.25
            Granted ..............................................................     2,028,475      17.68     28.03
            Exercised ............................................................    (1,233,243)       .75     20.25
            Cancelled ............................................................      (620,242)       .75     28.05
                                                                                      ----------
        Outstanding at December 31, 1995 .........................................     4,183,791        .75     28.03
                                                                                      ==========
        Exercisable at December 31, 1995 .........................................     1,572,459        .75     28.03
                                                                                      ==========
        Available for grant at January 1, 1995 ...................................     1,753,430
                                                                                      ==========
        Available for grant at December 31, 1995 .................................     1,030,985
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

                           APRIA HEALTHCARE GROUP INC.

NOTE 8 -- INCOME TAXES

        Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                         DECEMBER 31,
                                                                    ---------------------
                                                                      1995         1994
                                                                    --------     --------
                                                                        (IN THOUSANDS)
        Deferred tax liabilities:
          Tax over book depreciation ...........................    $  7,836     $  2,260
          Intangible assets ....................................       1,733        1,332
          Other, net ...........................................       3,552        3,875
                                                                    --------     --------
        Total deferred tax liabilities .........................      13,121        7,467

        Deferred tax assets:
          Allowance for doubtful accounts ......................      34,194       24,860
          Accruals .............................................      24,855       17,002
          Asset valuation reserves .............................      13,371        4,182
          Net operating loss carryforward, limited by
            Section 382.........................................      19,771       19,352
          Other, net ...........................................       3,047        3,304
                                                                    --------     --------
        Total deferred tax assets ..............................      95,238       68,700
        Valuation allowance ....................................     (36,234)     (33,524)
                                                                    --------     --------
        Net deferred tax assets ................................      59,004       35,176
                                                                    --------     --------
        Net deferred taxes .....................................    $ 45,883     $ 27,709
                                                                    ========     ========
        Current deferred tax assets, net of current deferred
          tax liabilities ......................................    $ 45,883     $ 36,947
        Non-current deferred tax liabilities, net of non-current
          deferred tax assets ..................................           0       (9,238)
                                                                    --------     --------
        Net deferred taxes .....................................    $ 45,883     $ 27,709
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

                           APRIA HEALTHCARE GROUP INC.

        Income tax (benefit) expense consists of the following:

                                                                      YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                   1995         1994         1993
                                                                 --------     --------     --------
                                                                          (IN THOUSANDS)
        Currently (refundable) payable:
          Federal ...........................................    $ (9,569)    $ 17,746     $ 18,906
          State .............................................         495        3,984        5,159
                                                                 --------     --------     --------
                                                                   (9,074)      21,730       24,065
        Deferred tax benefit or liability:
          Federal ...........................................     (16,810)       3,650       (4,793)
          State .............................................      (2,738)         381         (659)
                                                                 --------     --------     --------
                                                                  (19,548)       4,031       (5,452)
        Tax benefits credited to paid-in capital and goodwill       9,681        1,343        1,082
                                                                 --------     --------     --------
                                                                 $(18,941)    $ 27,104     $ 19,695
                                                                 ========     ========     ========

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

        Differences between the Company's income tax (benefit) expense and an amount calculated utilizing the federal statutory rate are as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                 1995         1994         1993
                                                                               --------     --------     --------
                                                                                         (IN THOUSANDS)
        Income tax (benefit) expense at statutory rate ....................    $(30,742)    $ 21,952     $ 19,439
        Minimum tax credit ................................................          --           --         (408)
        Non-deductible goodwill and merger costs ..........................       4,907        1,353           --
        Use of net operating loss carryforward ............................          --       (1,453)      (1,411)
        Tax benefit of deferred items not currently (previously) recognized       5,287           --         (531)
        Tax benefit of acquired company ...................................          --        2,142           --
        State taxes, net of federal benefit and state loss carryforwards ..         825        3,116        2,603
        Other .............................................................         782           (6)           3
                                                                               --------     --------     --------
                                                                               $(18,941)    $ 27,104     $ 19,695
                                                                               ========     ========     ========

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

                           APRIA HEALTHCARE GROUP INC.

        The following amounts for assets acquired under capital lease obligations are included in both the patient service equipment and property, equipment and improvements:

                                                     DECEMBER 31,
                                                  1995           1994
                                                --------       --------
                                                    (IN THOUSANDS)
        Patient service equipment ........      $  3,145       $ 14,419
        Information systems ..............        19,891         15,832
        Equipment and furnishings ........         3,796          3,885
        Buildings and improvements .......           565          1,687
                                                --------       --------
                                                  27,397         35,823
        Less accumulated depreciation ....        (9,905)       (15,659)
                                                --------       --------
                                                $ 17,492       $ 20,164
                                                ========       ========

        Future minimum payments by year and in the aggregate required under noncancellable operating leases and capital lease obligations consist of the following at December 31, 1995:

                                                             CAPITAL      OPERATING
                                                             LEASES        LEASES
                                                            ---------     ---------
                                                                 (IN THOUSANDS)
        1996 ...........................................    $   7,418     $ 38,387
        1997 ...........................................        7,015       30,353
        1998 ...........................................        3,241       24,233
        1999 ...........................................          192       17,833
        2000 ...........................................           --       10,949
        Thereafter .....................................           --       18,963
                                                            ---------     --------
                                                            $  17,866     $140,718
                                                                          ========
        Less interest included in minimum lease payments       (1,346)
                                                            ---------
        Present value of minimum lease payments ........       16,520
        Less current portion ...........................       (6,845)
                                                            ---------
                                                            $   9,675
                                                            =========

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

NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           QUARTER
                                                                           -------
                                                           FIRST      SECOND       THIRD        FOURTH
                                                         --------    --------    ---------     --------
                                                            (in thousands, except per share data)
        1995
        Net revenues ................................    $284,609    $287,286    $ 277,670     $284,035
        Gross profit ................................     199,073     199,016      178,833      195,679
        Operating income (loss) .....................      36,032      22,115     (133,948)      28,324
        Income (loss) before extraordinary charge ...      15,792       7,497     (112,166)      17,399
        Net income (loss) ...........................    $ 15,792    $  4,499    $(112,166)    $ 17,399

        Per share amounts:
          Primary:
            Income (loss) before extraordinary charge    $   0.34    $   0.15    $   (2.32)    $   0.34
            Net income (loss) .......................    $   0.34    $   0.09    $   (2.32)    $   0.34
          Fully diluted:
            Income (loss) before extraordinary charge    $   0.32    $   0.15    $   (2.32)    $   0.34
            Net income (loss) .......................    $   0.32    $   0.09    $   (2.32)    $   0.34

        1994
        Net revenues ................................    $226,925    $231,312    $ 244,928     $259,647
        Gross profit ................................     157,882     161,200      172,968      183,072
        Operating income ............................      12,906      24,420       28,722       33,827
        Net income ..................................    $    160    $  9,897    $  14,124     $ 14,850

        Per share amounts:
           Primary:
              Net income ............................    $   0.00    $   0.23    $    0.32     $   0.33
           Fully diluted:
              Net income ............................    $   0.00    $   0.22    $    0.30     $   0.31

        The quarterly financial information for all periods presented reflect the conformed accounting policies of Homedco and Abbey (see Note 2).

        The second and third quarters of 1995, include charges of approximately $12,900,000 and $133,800,000, respectively, relating to restructuring, merger and integration activities and to accounts receivable valuation and employment-related matters. During the fourth quarter of 1995, the Company reevaluated the estimates inherent in the restructuring and other merger-related costs recorded through the end of the third quarter. This evaluation resulted in a reallocation of expenses which increased the provision for doubtful accounts by $13,000,000 and reduced restructuring costs and other merger-related costs by $10,316,000 and $2,684,000, respectively. Additionally, an extraordinary charge on debt refinance of approximately $2,998,000, net of income taxes of $1,686,000, was recorded in the second quarter of 1995.

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

                           APRIA HEALTHCARE GROUP INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                  Additions
                                                          -----------------------
                                             Balance at  Charged to    Charged to                     Balance at
                                             Beginning   Costs and        Other                         End of
         Description                         of Period    Expenses       Accounts      Deductions       Period
------------------------------               ---------    --------       --------      ----------       ------

Year ended December 31, 1995
Deducted from asset accounts:
    Allowance for doubtful accounts           $61,038     $100,463(a)     $2,655(f)     $77,589        $ 86,567
    Reserve for inventory shortages             3,952        2,898(e)          8(f)       1,104           5,754
    Reserve for patient service equipment
       shortages                                4,546       16,783(e)        117(f)       1,802          19,644
                                              -------     --------        ------        -------        --------

                  Totals                      $69,536     $120,144        $2,780        $80,495        $111,965
                                              =======     ========        ======        =======        ========

Year ended December 31, 1994
Deducted from asset accounts:
    Allowance for doubtful accounts           $52,102     $ 48,718(b)     $9,089(c)     $48,871(d)     $ 61,038
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
                                              =======     ========        ======        =======        ========

Year ended December 31, 1993
Deducted from asset accounts:
    Allowance for doubtful accounts           $42,630     $ 37,279(b)     $8,779(c)     $36,586(d)     $ 52,102
    Reserve for inventory shortages             3,216          438                          511           3,143
    Reserve for patient service equipment
       shortages                                1,252        2,767                        2,209           1,810
                                              -------     --------        ------        -------        --------
                  Totals                      $47,098     $ 40,484        $8,779        $39,306        $ 57,055
                                              =======     ========        ======        =======        ========


(a)      See Note 3 to the consolidated financial statements.

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



                                       APRIA HEALTHCARE GROUP INC.
                                       ----------------------------
                                               Registrant





November 8, 1996                       /s/ LAWRENCE H. SMALLEN
                                       ------------------------
                                       Lawrence H. Smallen
                                       Chief Financial Officer,
                                       Senior Vice President, Finance
                                       and Treasurer
                                       (Principal Financial Officer)