Form 10-Q
period 1996-09-30
APRIA HEALTHCARE GROUP INC
filed 1996-11-14
CIK 882289

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the period ended September 30, 1996

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

There were 51,151,760 shares of Common Stock, $.001 par value, outstanding at November 8, 1996.

                        APRIA HEALTHCARE GROUP INC.

                                 FORM 10-Q

                  For the period ended September 30, 1996






PART I. FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security
          Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES
----------

                        APRIA HEALTHCARE GROUP INC.

                        CONSOLIDATED BALANCE SHEETS

                                                September 30,   December 31,
                                                     1996           1995
                                                  ----------    ------------
                 ASSETS                          (unaudited)
                                                   (dollars in thousands)
CURRENT ASSETS
  Cash                                           $   25,046     $   18,829
  Accounts receivable, less allowance for
    doubtful accounts of $83,504 and $86,567
    at September 30, 1996 and December 31,
    1995, respectively                              354,338        258,332
  Inventories                                        61,699         45,198
  Deferred income taxes                              33,170         45,883
  Refundable income taxes                            14,408         27,710
  Prepaid expenses and other current assets          12,149          7,770
                                                  ---------      ---------
      TOTAL CURRENT ASSETS                          500,810        403,722
PATIENT SERVICE EQUIPMENT, less accumulated
  depreciation of $185,849 and $161,953 at
  September 30, 1996 and December 31, 1995,
  respectively                                      204,534        167,090
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET           113,611         80,108
INVESTMENT IN OMNICARE plc                            1,623          1,504
COVENANTS NOT TO COMPETE, NET                        16,896         20,272
GOODWILL, NET                                       294,997        298,870
OTHER ASSETS                                         12,466          8,419
                                                  ---------      ---------
                                                 $1,144,937     $  979,985
                                                  =========      =========


  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $   75,897     $  100,653
  Accrued payroll and related taxes
    and benefits                                     25,202         26,792
  Accrued restructuring costs                         8,065         19,085
  Other accrued liabilities                          44,337         48,910
  Current portion of long-term debt                  11,237          9,652
                                                  ---------      ---------
      TOTAL CURRENT LIABILITIES                     164,738        205,092
LONG-TERM DEBT                                      608,701        490,655

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value:
     10,000,000 shares authorized; none issued            -              -
  Common Stock, $.001 par value:
    150,000,000 shares authorized; 51,134,305
      and 49,692,266 shares issued and
      outstanding at September 30, 1996
      and December 31, 1995, respectively                51             50
  Additional paid-in capital                        318,831        294,522
  Retained earnings (deficit)                        52,616        (10,334)
                                                  ---------      ---------
                                                    371,498        284,238
COMMITMENTS AND CONTINGENCIES                             -              -
                                                  ---------      ---------
                                                 $1,144,937     $  979,985
                                                  =========      =========

              See notes to consolidated financial statements.

                        APRIA HEALTHCARE GROUP INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                       Three Months Ended Nine Months Ended
                                         September 30,      September 30,
                                        ----------------  -----------------
                                          1996    1995     1996     1995
                                         ------  ------   ------   ------
                                      (in thousands, except per share data)
Net revenues                           $306,026 $277,670  $907,908 $849,565
Costs and expenses:
   Cost of net revenues                  93,917   98,837   284,951  272,643
   Selling, distribution and
     administrative                     147,584  161,540   433,021  453,630
   Provision for doubtful accounts       15,118   47,781    42,976   74,144
    Amortization of intangible assets     4,176    4,116    12,627   12,250
   Restructuring costs                        -   73,885         -   76,546
   Merger costs                               -    5,205         -   12,193
   Employee contract, benefit
     plan and claim settlements               -   20,254         -   23,460
   Loss on disposition of
     U.K. subsidiary                          -        -         -      500
                                        -------  -------   -------  -------
                                        260,795  411,618   773,575  925,366
                                        -------  -------   -------  -------
     OPERATING INCOME (LOSS)             45,231 (133,948)  134,333  (75,801)
Interest expense                         12,816   10,201    35,927   32,017
                                        -------  -------   -------  -------
     INCOME (LOSS) BEFORE TAXES
     AND EXTRAORDINARY CHARGE            32,415 (144,149)   98,406 (107,818)
Income tax expense (benefit)             11,666  (31,983)   35,423  (18,941)
                                        -------  -------   -------  -------
     INCOME (LOSS) BEFORE
     EXTRAORDINARY CHARGE                20,749 (112,166)   62,983 (88,877)
Extraordinary charge on debt
  refinancing, net of taxes                   -        -         -   2,998
                                        -------  -------   ------- -------
     NET INCOME (LOSS)                  $20,749$(112,166)  $62,983$(91,875)
                                        =======  =======   =======  =======




EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
  Income (loss) before
    extraordinary charge                $  0.40 $  (2.32) $  1.20 $ (1.92)
  Extraordinary charge on debt
    refinancing, net of taxes                 -        -        -   (0.06)
                                         ------- -------  ------- -------
  Net income (loss)                     $  0.40 $  (2.32) $  1.20 $ (1.98)
                                         ======= =======  ======= =======

Weighted average number of common
  and common equivalent shares
  outstanding                            52,257   48,410   52,276  46,301

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE
ASSUMING FULL DILUTION:
  Income (loss) before
    extraordinary charge                $  0.40  $ (2.32) $  1.20 $ (1.92)
  Extraordinary charge on debt
    refinancing, net of taxes                 -        -        -   (0.06)
                                         ------- -------  ------- -------
  Net income (loss)                     $  0.40  $ (2.32) $  1.20 $ (1.98)
                                         ======= =======  ======= =======

Weighted average number of common
  and common equivalent shares
  outstanding                            52,257   48,410   52,351  46,301

              See notes to consolidated financial statements.

                        APRIA HEALTHCARE GROUP INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                     -------------------
                                                     1996           1995
                                                    ------         ------
                                                    (dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)                                  $ 62,983      $(91,875)
Items included in net income (loss)
  not requiring (providing) cash:
  Provision for doubtful accounts                    42,976        74,144
  Depreciation                                       65,937        66,560
  Amortization of intangible assets                  12,627        12,250
  Amortization of deferred debt costs                   793         6,330
  Loss on sale of property,
    equipment and improvements                          165         4,131
  Impairment losses                                       -        31,140
  Deferred income taxes                              13,840       (23,966)
Changes in operating assets and liabilities,
  net of effects of acquisitions:
  Increase in accounts receivable                  (138,915)      (70,687)
  Increase in inventories                           (15,939)       (1,320)
  Decrease (increase) in prepaids and
    other current assets                             18,311        (9,533)
  Decrease in other non-current assets                  348         1,969
  Decrease in accounts payable                      (24,755)       (3,590)
  (Decrease) increase in accrued
    payroll and other liabilities                    (5,942)       21,779
  (Decrease) increase in accrued
    restructuring costs                             (11,020)       33,484
Other                                                   (22)          609
Net purchases of patient service equipment,
  net of effects of acquisitions                    (84,462)      (59,903)
                                                   --------       --------
    NET CASH USED IN OPERATING ACTIVITIES           (63,075)       (8,478)

INVESTING ACTIVITIES
  Purchases of property, equipment and
    improvements, net of effects of
    acquisitions                                    (40,579)      (34,675)
  Proceeds from sale of property,
    equipment and improvements                          168           229
  Acquisitions and payments of
    contingent consideration                        (13,920)      (41,360)
                                                   --------       --------
    NET CASH USED IN INVESTING ACTIVITIES           (54,331)      (75,806)

FINANCING ACTIVITIES
   Proceeds under revolving credit facility         686,900       408,822
   Payments under revolving credit facility        (568,200)     (194,294)
   Proceeds from senior and other long-term debt          -       120,107
   Payments of senior and other long-term debt       (8,606)     (264,874)
  Capitalized debt costs, net                        (1,296)       (1,414)
  Issuances of Common Stock                          14,825        10,628
                                                   --------      --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES      123,623        78,975
                                                   --------      --------

NET INCREASE (DECREASE) IN CASH                       6,217        (5,309)
Cash at beginning of period                          18,829        21,188
Net activity for Homedco - October 1, 1994
  to December 31, 1994                                    -         3,697
                                                   --------      --------
      CASH AT END OF PERIOD                        $ 25,046      $ 19,576
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

In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, filed with the Company's 1995 Form 10-K as amended on November 8, 1996 by Amendment #2 on Form 10K/A.

NOTE B - RECLASSIFICATIONS AND USE OF ACCOUNTING ESTIMATES

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying
notes.   Such  amounts  include, among others, the allowance  for  doubtful
accounts,   patient  service  equipment  reserves,  other  asset  valuation allowances and certain liabilities. Management periodically re-evaluates the estimates inherent in certain financial statement amounts, and may adjust accordingly. Actual results could differ from the estimates.

NOTE C - CHANGE IN ACCOUNTING ESTIMATE

In connection with a review of depreciable lives, the Company determined that certain classes of patient service equipment would continue in service beyond the economic lives over which they were being depreciated. Accordingly, effective July 1, 1996 the lives for certain assets were extended. The effect of the increased lives was an increase to net income of $2,064,000 and an increase to earnings per share of $.04.


NOTE D - INCOME TAXES

Income taxes have been provided at the effective tax rate expected for the year. The Company's effective tax rate differs from the statutory rate as a result of state income taxes (net of federal benefit) and the use of net operating loss carryforwards.


NOTE E - ACQUISITIONS

The Company periodically makes acquisitions of complementary businesses in specific geographic markets. Acquisitions that closed during the nine month period ended September 30, 1996 resulted in cash payments of approximately $13,015,000.

NOTE F - RESTRUCTURING COSTS

In connection with the merger, the Company adopted a plan to restructure and consolidate its operating locations and administrative functions within specific geographic areas. The plan, which is substantially complete, resulted in a restructuring charge in 1995 of approximately $68,304,000 consisting of accrued costs and impairments. The following table summarizes amounts paid through September 30, 1996 and the remaining accrual at September 30, 1996.

Accrual at December 31, 1995                          $19,085,000
Severance amounts paid through September 30, 1996      (7,248,000)
Other amounts paid through September 30, 1996          (3,772,000)
                                                       ----------
Accrual at September 30, 1996                          $8,065,000
                                                       ==========

The   remaining  accrual  balance  consists  primarily  of  $1,861,000  for severance and related personnel costs and $6,097,000 for branch and billing center closure costs.

NOTE G - TERMINATION OF AGREEMENT AND PLAN OF MERGER

On June 28, 1996, the Company entered into an agreement to merge with Vitas Healthcare Corporation, the nation's largest hospice provider. On November 13, 1996, the Company announced that it had exercised its rights to terminate the merger agreement. The Company expects to recognize between $4,000,000 and $8,000,000 in merger-related costs in the fourth quarter.

NOTE H - LONG-TERM DEBT

Effective August 9, 1996, the Company entered into an agreement with a syndicate of banks which provides for borrowings of up to $800,000,000. The agreement is structured as an unsecured, five-year revolving line of credit, which provides for variable rate interest options including the higher of the Federal Funds Rate plus 0.5% per annum or the Bank of America "reference" rate, or a rate based on the London Interbank Offered Rate ("LIBOR") plus an additional increment of 1.0% per annum, which increment may be reduced to as little as 0.35% per annum, if the Company achieves certain targeted ratios of debt to earnings before interest, taxes, depreciation and amortization. The agreement contains numerous restrictions including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments and restrictions on cash dividends, loans and other distributions.

In August 1996, the Company entered into two one-year swap agreements: one for $280,000,000 of notional principal with a fixed interest rate of 5.69% and one for $100,000,000 of notional principal with a fixed interest rate of 5.59%. Both agreements were canceled in October 1996 and replaced with: an 18-month agreement covering $280,000,000 of notional principal with a fixed interest rate of 5.73% and a two-year agreement covering $100,000,000 of notional principal with a fixed interest rate of 5.55%. Both agreements allow the counterparty an option to terminate after one year, with the $280,000,000 swap terminating in February 1998 and the $100,000,000 swap terminating in November 1998 if these options are not exercised. The receipt or payment of the interest differential is settled and recorded monthly in the financial statements as an adjustment to interest expense.

NOTE I - EQUITY

The change in stockholders' equity, other than from net income, resulted from shares issued under the employee stock purchase plan, the exercise of stock options and the tax benefit associated with disqualifying dispositions of incentive stock options and exercises of nonqualified stock options. For the nine months ended September 30, 1996, shares valued at $451,000 were issued under the employee stock purchase plan, proceeds from the exercise of stock options amounted to $14,385,000 and the related tax benefit amounted to $9,475,000.

NOTE J - COMMITMENTS AND CONTINGENCIES

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

      Net revenues increased 10.2% to $306.0 million for the third quarter of 1996 compared with $277.7 million for the same quarter of the prior
year.   For  the  nine months ended September 30, 1996, net  revenues  were
$907.9 million compared with $849.6 million for the same period of the prior year, representing a 6.9% increase. Infusion therapy, respiratory therapy and medical equipment/other grew at rates of 22.0%, 2.4% and 16.5%, respectively, for the third quarter of 1996, and 8.6%, 3.5% and 12.8%, respectively,  for  the  nine months ended September  30,  1996,  over  the
comparable   1995   periods.    Growth  in   the   infusion   and   medical
equipment/other lines of business is due to volume increases  primarily  in
managed  care  markets and to a lesser extent traditional  markets.   Also,
since the beginning of the year, the sales force has been fully cross-trained to more adequately represent all business lines with special focus
on  infusion  expertise.   The minimal growth  in  respiratory  revenue  is
attributable to the disruptions caused by facility consolidations and system conversions following the Abbey/Homedco merger ("the merger"). Revenues from all service lines were negatively impacted by a higher level of revenue adjustments in the third quarter. Revenue adjustments increased by approximately $5.0 million over each of the prior two quarters as a result of intensified accounts receivable collection efforts. Management believes its long-term growth opportunities will continue to be strong in managed care markets; however, sales efforts for the fourth quarter and into fiscal year 1997 will concentrate on the development of business from non-discounted, traditional referral/payor sources, such as physicians and hospitals.

      Gross margin percentages for the third quarter and nine months ended September 30, 1996, were 69.3% and 68.6%, respectively, compared with 64.4% and 67.9% for the same periods of 1995. The increases represent the net effect of increased revenue adjustments in the third quarter and a reduction in cost of sales of approximately $3.2 million resulting from a change in the depreciable lives of certain classes of patient service equipment. The change in depreciable lives was made as of July 1, 1996 and resulted from management's determination that certain classes of patient service equipment would continue in service beyond the economic lives over which they were being depreciated. Approximately $2.9 million of the reduction to cost of sales is attributable to a single asset type for which the depreciable life was extended from four to twelve months. The 1995 gross margins were negatively impacted by an adjustment of $5.4 million necessary to conform the accounting policies of the predecessor companies for certain low dollar patient service items, supplies and accessories and a $7.5 million provision for excess and obsolete patient service equipment and shrinkage associated with the facility consolidations. Further, participation in the managed care system requires a broad offering of products and services, including lower-margin services, medical equipment and supplies. The intense competition in these markets has also caused some price compression. To mitigate the effect of these factors, the Company has implemented various initiatives to reduce its operating costs, has instituted sales force incentives on certain products that typically return higher margins and has implemented a review program to ensure that contracted business meets minimum levels of profitability. Also, in the third quarter of 1996, the Company established automated purchasing budgets to better control the purchase and use of patient service equipment and supplies. The use of the purchasing budgets contributed to a reduction of approximately $7.0 million in purchases of patient service equipment and supplies in the third quarter as compared to the second quarter of 1996.

      The provision for doubtful accounts as a percent of net revenues for the third quarter and nine months ended September 30, 1996 was 4.9% and 4.7%, respectively, compared with 17.2% and 8.7% for the same periods of 1995. The 1995 provision was impacted by an adjustment of approximately $26.3 million to provide for an impairment in a certain class of receivables.

      Selling, distribution and administrative expenses as a percent of net revenues for the third quarter and nine months ended September 30, 1996, were 48.2% and 47.7%, respectively, compared with 58.2% and 53.4% for the same periods last year. The 1995 expenses included various integration costs associated with the merger. Such costs included relocation, travel, temporary help and overtime. Further improvement in selling, distribution and administrative expenses is being realized due to the successful execution of the restructuring and consolidation plan initiated in conjunction with the merger. The primary sources of the savings associated with the plan are the completed employee reductions and facility consolidations.

      Also contributing to the improvement in operating income in the 1996 periods is the absence of certain charges recorded during the comparable periods in 1995. The nine month period ended September 30, 1995 included charges of $76.5 million, $12.2 million and $23.5 million for restructuring costs, merger costs, and employee contract, benefit plan and claim settlements, respectively.

     Interest expense increased for the third quarter and nine months ended September 30, 1996, to $12.8 million and $35.9 million, respectively, from $10.2 million and $32.0 million for the same periods last year. The increase is primarily due to an increase in long-term debt (see Liquidity and Capital Resources). In August 1996, the Company entered into two new swap agreements to fix the interest rate on $380.0 million of notional principal. In October 1996, both agreements were canceled and replaced with new agreements having similar terms and extended effective periods.

     Income tax expense amounted to $11.7 million and $35.4 million in the third quarter and nine months ended September 30, 1996, respectively as compared to an income tax benefit of $32.0 million and $18.9 million for the same periods in the prior year. The change between the years is due primarily to the Company's return to profitable operations in 1996.



Liquidity and Capital Resources
-------------------------------

      Cash used in the Company's operating activities for the nine months ended September 30, 1996, was $63.1 million, compared with $8.5 million for the same period in the prior year. The primary contributor to the use of cash was the increase in accounts receivable.

     Accounts receivable, before allowance for doubtful accounts, increased by $138.9 million during the nine months ended September 30, 1996. In addition, days sales outstanding increased from 109 days at December 31, 1995 to 129 days at September 30, 1996. These conditions are primarily attributable to disruptions and delays in billing and collection activity associated with the Company's conversion of all field locations to a standardized information system and, to a lesser degree, to the continuing impact of facility consolidations and employee reductions made in late 1995 and early 1996 in connection with the Company's restructuring and consolidation plan. Of the 445 planned information system conversions, about 50% were completed by December 31, 1995. The remaining conversions were completed by September 30, 1996, with 43, 125 and 50 effected in the
first, second and third quarters, respectively.   These activities
contributed to billing delays and, ultimately, difficulties in receiving timely reimbursement. The conversion of a field information system to the standard system requires from one to four weeks, depending on facility size, for conversion and employee training, during which time billing and collection activity is substantially curtailed. After conversion and training is complete, billing and collection activity generally resumes at a slower pace than pre-conversion levels but normalizes within six to nine months. To help mitigate the impact of the conversion disruptions, the Company has, among other steps, initiated collection incentive programs with special emphasis on older accounts and assembled an accounts receivable task force and hired additional management personnel to ensure proper billing and collection practices are being followed. In addition, commencing in the fourth quarter of 1996, the Company initiated reinforcement training programs for the billing locations.

     Cash collections at locations that were converted in 1995 and early 1996 have improved recently and are expected to continue to improve in the fourth quarter. Because of the significant number of conversions completed in the second and third quarters of 1996 a return to routine processing and normal collection time frames on a company-wide basis is not expected until mid-1997. As a result, the Company's accounts receivable aging may experience further deterioration and, ultimately, realization may be impacted. Management has been carefully monitoring the accounts receivable conditions, believes the current slowdown in collections is temporary and is confident that the programs initiated and other steps taken will result in improved collections and aging of accounts receivable.
Under the circumstances, management believes that the recorded allowance for doubtful accounts is adequate at September 30, 1996. However, if conditions and trends in the fourth quarter vary negatively from management's expectations and the programs and steps taken to enhance collection activity do not achieve their intended results, it is reasonably possible that the Company's allowance for doubtful accounts will be increased and the increase could be significant.

      The Company centralized its accounts payable function in connection with the restructuring and consolidation plan. The centralization process disrupted day-to-day activities causing a processing backlog which was reflected in the accounts payable balance at December 31, 1995. During the first two quarters of 1996, the backlog was substantially eliminated, resulting in significant outlays of cash.

      Other factors contributing to the use of cash and corresponding increase in long-term debt include purchases of resale inventory and patient service equipment to support business growth and payments made against the restructuring cost accrual, comprised primarily of severance and trailing facility costs. Such payments are expected to continue through the year 2000, according to contractual terms. Additional expenditures were made to support the information systems conversions/enhancements and facility consolidations, resulting in a corresponding increase to property, plant and equipment. Income tax refunds of $5.0 million were received in 1996. In addition, the application of prior year payments and alternative minimum tax credits to current year estimated tax requirements reduced cash outlays for income taxes by $22.0 million.

      On June 28, 1996, the Company entered into an agreement to merge with Vitas Healthcare Corporation, the nation's largest hospice provider. On November 13, 1996, the Company announced that it had exercised its rights to terminate the merger agreement. Aproximately $4.0 to $8.0 million in merger-related costs will be expensed in the fourth quarter.

     Effective August 9, 1996, the Company entered into an agreement with a syndicate of banks which provides for borrowings of up to $800.0 million. The agreement is structured as an unsecured, five-year revolving line of credit, which provides for variable rate interest options including the higher of the Federal Funds Rate plus 0.5% per annum or the Bank of America "reference" rate, or a rate based on the London Interbank Offered Rate ("LIBOR") plus up to 1.0% per annum. The LIBOR option is subject to discount if the Company achieves certain targeted ratios of debt to earnings before interest, taxes, depreciation and amortization. The agreement contains numerous restrictions including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments and restrictions on cash dividends, loans and other distributions. Loan proceeds will be used to meet the working capital needs of the Company.

     Management believes that amounts available under the new credit facility and cash provided by operations will be sufficient to finance its operations for at least the next 12 months. At September 30, 1996, availability under the credit facility was $394.0 million.

PART II. OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings
          -----------------

               Class Action Lawsuit: On October 7, 1994, Barbara Nowack, who claims to have purchased 100 shares of Abbey Common Stock on June 16, 1994, filed a class action complaint ("Complaint") on behalf of herself and all other persons who purchased or sold the Company's Common Stock during the period of September 7, 1993 through June 16, 1994 ("Class Period") in the United States District Court for the Central District of California ("District Court") asserting federal securities fraud claims against the Company, certain of its directors and officers and certain former directors and officers of Total Pharmaceutical Care, Inc. ("TPC").

               The Complaint alleges that the defendants knowingly and recklessly disseminated false and misleading statements and reports with respect to the Company, its financial condition and future prospects, in particular, as it is related to the acquisition and integration of TPC. The Complaint also alleges that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and in addition, that the individual defendants have asserted claims against the Company, pursuant to the bylaws of the Company and TPC, for advancement of expenses and indemnification.

               On January 17, 1995, an amended Complaint was filed substituting for the plaintiff, Arthur Kapit and Joseph Opich, shareholders who claim to have purchased 1,200 shares and 400 shares, respectively, of the Company's Common Stock during the Class Period. On February 12, 1996, the Court granted plaintiff's Motion for Class Certification. On October 11, 1996, the District Court preliminarily approved a Stipulation of Settlement signed by the parties and dated August 8, 1996. Final approval of the settlement of the action is subject to the District Court's consideration at a hearing scheduled to take place on December 17, 1996.

               The settlement amount totaled $20.5 million, $16.5 of which was paid by insurance carriers. The Company's portion of the settlement was paid in the third quarter and charged to previously established reserves and, accordingly, had no impact on the results of operations for the period. The Company expects to incur related legal fees of approximately $3 million, which will be paid and expensed in the fourth quarter.

               Qui Tam Lawsuit: The Company is one of nine named defendants in a qui tam lawsuit, which was filed under seal in the Northern District of Georgia on August 23, 1995, by Mark Parker, a former employee, and served on the Company on May 31, 1996. The suit alleges that the Company violated the Civil False Claims Act by paying illegal kickbacks to certain health care providers in exchange for patient referrals. The suit also alleges that the Company violated the False Claims Act by improperly generating "Certificates of Medical Necessity" for certain products, including oxygen and low air-loss beds, and providing free benefits, such as pulmonary function testing and pulse oximetry testing, to certain physicians. Finally, the suit alleges that Mr. Parker's employment was improperly terminated in violation of the whistleblower protection provisions of the False Claims Act.

               Prior to the service of the lawsuit, the United States Department of Justice investigated Mr. Parker's allegations and the Company fully cooperated with that investigation. On June 27, 1996, the United States intervened in the suit, and on July 10, 1996, it filed an amended complaint, in which it essentially joined Mr. Parker's allegations concerning illegal kickbacks, but declined to join any of the other allegations. In conjunction with the qui tam action, a grand jury also is investigating allegations contained in the qui tam complaint. Potential remedies under the Civil False Claims Act include recovery of any actual damages suffered by the government, statutory fines of up to $10,000 per false claim, and certain other remedies. The grand jury investigation could result in the imposition of administrative, civil or criminal fines or penalties or restitutionary relief.

               The Company intends to defend vigorously against the allegations. In that regard, on July 25, 1996, the Company filed a motion to dismiss the qui tam lawsuit, and that motion currently is pending. The Company has also recently engaged in preliminary settlement discussions with representatives of the Department of Justice. Regardless of the outcome of the motion to dismiss and the settlement discussions the Company believes that the ultimate resolution of the qui tam lawsuit and the grand jury investigation will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

Item 2-5. Not applicable


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits:

               Exhibit
               Number    Description and Reference
               -------   -------------------------
               2.5       Agreement and Plan of Merger, dated as of June 28,
                         1996, and amended by an Amendment No. 1 dated  as
                         of August 26,  1996  and   an  Amendment
                         No. 2    dated    as of October 4, 1996 to the
                         Agreement and Plan of Merger, among Apria Healthcare
                         Group Inc., Apria Number Two, Inc. and Vitas
                         Healthcare Corporation. Incorporated by reference to Apria Healthcare Group Inc.'s Registration Statement on Form S-4 (Registration No. 333-09407), as filed with the Securities and Exchange Commission on August 1, 1996 and amended by Amendment No. 1 to Form S-4 filed August 27, 1996, and further amended by Amendment No. 3 to Form S-4 filed
                         October 7, 1996.

               10.58 Credit Agreement, dated as of August 9, 1996, between Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Trust and Savings Association, Nationsbank of Texas, N.A. and other financial institutions party to the Credit Agreement. Incorporated by reference to Apria Healthcare Group Inc.'s Registration Statement on Amendment No. 1 to Form S-4 (Registration No. 333-09407), as filed with the Securities and Exchange Commission on August 27, 1996.

               10.59 Guaranty, dated as of August 9, 1996, made by Apria Healthcare Group Inc., Apria Healthcare, Inc., Apria Number One, Inc., Apria Number Two, Inc., Protocare of Metropolitan New York, Inc. and Homedco of New York State, Inc. in favor of Bank of America National Trust and Savings Association. Incorporated by reference to Apria Healthcare Group Inc.'s Registration Statement on Amendment No. 1 to Form S-4 (Registration No. 333-09407), as filed with the Securities and Exchange Commission on August 27, 1996.

               10.62 Standard Industrial/Commercial Single Tenant Lease, dated September 1, 1996, by and between St. Louis Partnership #4, L.P., and Apria Healthcare, Inc. for the premises at 8248 Lackland Road, St. John, Missouri.

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


                               APRIA HEALTHCARE GROUP INC.
                              ------------------------------
                                        Registrant



November 14, 1996             /s/  Lawrence H. Smallen
                              ------------------------------
                              Lawrence H. Smallen
                              Chief Financial Officer,
                              Senior Vice President, Finance
                              and Treasurer
                              (Principal Financial Officer)