Form 10-K
period 1996-12-31
APRIA HEALTHCARE GROUP INC
filed 1997-03-25
CIK 882289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
 [x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996
                                       OR
 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

As of March 7, 1997, there were outstanding 51,301,321 shares of the Registrant's Common Stock, par value $0.001 ("Common Stock"), which is the only class of Common Stock of the Registrant. As of March 7, 1997 the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, computed based on the closing sale price of $20.00 per share as reported by New York Stock Exchange, was approximately $994,275,400.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996.

                                     PART I

ITEM 1. BUSINESS

GENERAL

            Apria Healthcare Group Inc. ("Apria Healthcare", "Apria" or the "Company") provides and/or manages comprehensive integrated homecare services including home respiratory therapy, home infusion therapy, home medical equipment and nursing network management. The Company also coordinates the care of patients who may require any of the aforementioned services or a combination thereof. The Company provides its services through approximately 350 branch locations which serve patients in all 50 states.

            On June 28, 1995, Homedco Group, Inc. ("Homedco") merged with and into Abbey Healthcare Group Incorporated ("Abbey") to form the Company. In connection with the merger transaction (the "merger"), the Company issued 21,547,529 shares of its Common Stock for 15,391,092 issued and outstanding shares of Abbey common stock and 26,034,612 shares of its Common Stock for 13,017,306 issued and outstanding shares of Homedco common stock. The merger has been accounted for under the pooling-of-interests method of accounting. Accordingly, the historical financial statements for periods prior to the consummation of the merger have been restated as though the companies had been combined. The restated financial statements, included herewith, have been adjusted to conform the differing accounting policies of the separate companies.

            On September 30, 1994, the Company sold its 51% interest in Abbey Pharmaceutical Services, Inc. to Living Centers of America, Inc. ("Living Centers") for cash consideration of $20.3 million and warrants to purchase 247,500 shares of Living Centers common stock for $35.00 per share.

             On January 2, 1994, the Company acquired the outstanding stock of Protocare, Inc. ("Protocare") for a cash payment of $11.9 million plus direct acquisition costs of $3.7 million. In addition, pursuant to an earnout provision, as amended in June 1994, approximately 979,000 shares of Common Stock valued at $11.6 million were issued in February 1995 to the former Protocare stockholders.

            On November 10, 1993, the Company acquired the outstanding stock of Total Pharmaceutical Care, Inc. for a cash payment of $154.2 million plus direct acquisition costs of $9.4 million and the issuance of approximately 2,002,000 shares of Common Stock valued at $33.5 million.

            On August 7, 1992, the Company acquired substantially all of the business and assets of Glasrock Home Healthcare, Inc. for a cash payment of $68.4 million plus the assumption of liabilities amounting to $3.3 million and direct acquisition costs of $11.4 million

            The Company was incorporated in 1991 in the State of Delaware.


LINES OF BUSINESS

            Apria Healthcare derives substantially all of its revenue from the home healthcare segment of the healthcare market in principally three service lines: home respiratory therapy, home infusion therapy and home medical equipment. In all three lines, the Company provides patients with a variety of clinical services, and related products and supplies, most of which are prescribed by a physician as part of a care plan. These services include high-tech infusion nursing, respiratory care and pharmacy services, educating patients and their caregivers about the illness and instructing them on the proper use of products in the home, monitoring patient compliance with individualized treatment plans, reporting to the physician and/or managed care organization, maintaining equipment and processing claims to third party payors. Approximately 35% of the Company's business is derived from managed care organizations for its integrated service offerings, with the remainder being derived from traditional referral/payor sources. The Company purchases or rents the products needed to provide services to its patients.

            The following table sets forth a summary of net revenues by source, expressed as percentages of total net revenues:

                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                  1996         1995         1994
                                                  ----         ----         ----
Respiratory therapy .....................          50%          53%          54%
Infusion therapy ........................          25%          24%          25%
Home medical equipment/other ............          25%          23%          21%
                                                  ---          ---          ---
Total net revenues ......................         100%         100%         100%
                                                  ===          ===          ===


            RESPIRATORY THERAPY. The Company provides home respiratory therapy services to patients with a variety of conditions, including chronic obstructive pulmonary disease ("COPD", e.g., emphysema, chronic bronchitis and asthma), cystic fibrosis and neurologically-related respiratory conditions. Apria Healthcare employs a clinical staff of respiratory care professionals to provide support to its home respiratory therapy patients, according to physician-directed treatment plans.

            Approximately 70% of the Company's respiratory therapy revenues are derived from the provision of oxygen systems, nebulizers (devices to aerosolize medication) and home ventilators. The remaining respiratory revenues are generated from the provision of apnea monitors used to monitor the vital signs of newborns, continuous positive airway pressure ("CPAP/BiPAP") devices used to control adult sleep apnea and other respiratory therapy products.

            The Company has developed a home respiratory medication service, which is fulfilled through the Apria Pharmacy Network ("APN"). Through APN, the Company offers its patients physician-prescribed medications along with the nebulizer through which they are administered. This comprehensive program offers patients and payors a broad base of services from one source, including medications in a premixed unit dose form, professional respiratory clinical training and support and claims processing.

            INFUSION THERAPY. Home infusion therapy involves the administration of nutritional supplements, anti-infectives and other intravenous and injectable medications. Depending on the therapy, a broad range of venous access devices and pump technology may be used to facilitate homecare and patient independence. Apria Healthcare employs licensed pharmacists, registered nurses and dietitians who have specialized skills in the delivery of home infusion therapy. The Company currently operates 60 pharmacy locations to serve its home infusion patients. Following is a brief description of the major therapies:

            Anti-infective Therapy. Anti-infective therapy typically is a short-duration therapy involving the infusion of antibiotic, antiviral or antifungal drugs into the patient's bloodstream in order to treat a variety of infections and diseases, including osteomyelitis, endocarditis, post-surgical wound infections, AIDS-related infections and urinary tract infections. Generally, anti-infectives are administered intravenously from one to six times per day for a period of several days to several weeks.

            Total Parenteral Nutrition Therapy. Total parenteral nutrition ("TPN") is the intravenous provision of life-sustaining nutrients, acting as a replacement for normal food intake, to patients with a gastrointestinal illness or dysfunction. TPN therapy is usually administered over a period of months with some patients continuing therapy for longer periods due to chronic conditions.

            Enteral Nutrition Therapy. Enteral nutrition is the delivery of nutrients directly through a feeding tube to a patient's partially functioning gastrointestinal tract to accommodate an inability to intake food normally. Enteral nutrition therapy is often administered over a long period, generally for more than six months.

            Pain Management. Pain management is the intravenous or intraspinal administration of analgesic drugs to patients suffering chronic pain from terminal or chronic conditions.

            Chemotherapy. Chemotherapy is the intermittent or continuous intravenous administration of drugs to patients with various types of cancer. Although most chemotherapy is administered in physicians' offices, the development of new continuous delivery pumps and antiemetic drugs has allowed for the administration of chemotherapy in the home and other ambulatory settings.

            Chronic Condition Therapy. Chronic condition therapy is the intravenous or injectable administration of drugs to treat congenital or acquired chronic conditions, such as Prolastin(R) therapy for patients with congenital emphysema, human growth hormone therapy for pediatric patients with growth hormone deficiencies, blood clotting factor therapy for patients with hemophilia, and intravenous immunoglobulin ("IVIG") therapy for immune-deficient or immunosuppressed patients.

            Other Therapies. New infusion delivery devices and medications that address a broad range of patient conditions, such as cancer and complications or side effects associated with solid organ and bone marrow transplantation, continue to emerge for use in the home setting. Among the other therapies provided by the Company are colony stimulating factors, chelation therapy for patients with iron overload, dobutamine for patients with congestive heart failure ("CHF"), and hydration therapy for patients with dehydration or hyperemesis due to pregnancy.


            HOME MEDICAL EQUIPMENT/OTHER. Apria Healthcare's primary emphasis in the home medical equipment line of business is on the provision of patient room equipment, principally hospital beds and wheelchairs, to its patients receiving respiratory or infusion therapy. The Company's integrated services approach allows patients and managed care systems accessing either respiratory or infusion therapy services to also access needed home medical equipment through a single source.

            As Apria Healthcare's managed care organization customer base has grown, the Company has recognized the need to expand its ability to manage ancillary provider networks on behalf of the managed care organization. The Company may facilitate the referral process for ancillary services, such as hospice care, physical and occupational therapy, and traditional home health nursing services, depending on the needs of the managed care organization and in accordance with state regulatory policy. Such networks must be credentialed and qualified by Apria Healthcare's Clinical Services department.

            Apria Healthcare has formed a strategic alliance with a provider of women's health services to better position itself to provide such services to its national managed care customers. The range of services, primarily related to the continuous care associated with pregnancy and childbirth, includes telephonic risk assessment and prenatal education, early discharge services, home uterine activity monitoring of high-risk cases and tocolytic therapy for women with signs and symptoms of premature labor.


ORGANIZATION AND OPERATIONS

            Organization. In connection with the merger, the Company adopted a plan to restructure and consolidate its operating locations and administrative functions within specific geographic areas. At the end of 1995, 105 of the planned 120 branch consolidations had been completed; the remaining consolidations were completed in early 1996. The branches are organized into three geographic zones, which are further divided into 21 geographic regions. Each region is operated as a separate business unit and consists of a number of branches which are typically clustered within 100 miles of the region office. The region office provides each of its branches with key support services such as billing, purchasing and equipment repair. Each branch delivers home healthcare products and services to patients in their homes and other locations through the branch's fleet and other qualified personnel. This structure is designed to create operating efficiencies associated with centralized services while promoting responsiveness to local market needs.

            Operating Systems and Controls. Apria Healthcare has developed comprehensive operational policies and procedures which are utilized to run the business on a day-to-day basis. Through experience, the Company has developed the means of maintaining appropriate amounts of inventory sufficient to meet customer requirements. In addition, the Company has established performance indicators which measure operating results against expected thresholds, allowing all levels of management to identify, monitor and adjust areas requiring improvement. Operating models with strategic targets have been developed to move the Company toward more effectively managing the clinical and distribution areas of its business. The Company's management team is compensated using performance-based incentives focused on revenue growth, timely cash collections and improvement in operating income. The Company's management information systems enable this information to be collected and analyzed and also provide all accounts receivable billing and collection processing.

            In connection with the restructuring plan, the Company decided to standardize its branch information systems onto a common IBM AS/400-based system. Of the 496 planned system conversions, about half were completed by the end of 1995. The remaining conversions were completed by the end of the third quarter in 1996. With the increasing emphasis being placed on cost efficiencies by healthcare payors, the Company has begun to package data available through its system for managed care organizations, which enables more effective monitoring of utilization and costs. Further, the Company is now able to conduct electronic order entry with its large volume accounts. The Company believes that these capabilities provide an important competitive advantage.

            Accounts Receivable Management. The Company derives substantially all its revenues from third party payors, including private insurers, managed care organizations, Medicare and Medicaid. For 1996, approximately 33% of the Company's net revenues was derived from Medicare and 10% was derived from Medicaid. Each third party payor generally has specific claims requirements. The Company has policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.

            The Company's computer systems are integral to claims submission. It is the objective of the Company to produce claims in accordance with individual payor specifications. In addition, the majority of Medicare claims are processed electronically, thus facilitating prompt payment. The Company is capable of submitting claims electronically to other third party payors capable of receiving claims submissions in this manner. The Company's comprehensive in-house information systems department provides for adjustment to regulatory or reimbursement changes.


MARKETING

            The Company markets its services to managed care organizations, physicians, hospitals, medical groups, home health agencies and case managers through its field sales force. The following marketing initiatives address the requirements of its referring customers:

            ApriaDirect. ApriaDirect is a comprehensive Company program which allows managed care organizations and other customers to access the full range of Apria services as well as network-managed services (home health, supplies, etc.) through a single central telephone number (1-800-APRIA-88) and center. The program consolidates order intake and complex care management, billing and outcome reporting for referring clients with broad product, service and geographic needs.

            JCAHO Accreditation. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") is a nationally recognized organization which develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home healthcare industry has grown, the need for objective quality measurements has increased. JCAHO accreditation entails a lengthy review process which is conducted every three years. Accreditation is increasingly being considered a prerequisite for entering into contracts with managed care organizations at every level. Because accreditation is expensive and time consuming, not all providers choose to undergo the process. In part because of its leadership role in establishing quality standards for home healthcare and its active and early participation in this process, Apria Healthcare is viewed favorably by referring healthcare professionals. The Company's branch locations are all accredited by or in the process of receiving accreditation from JCAHO.

            Care Management Programs. As more alternate site healthcare is managed and directed by various managed care organizations, new methods and systems are sought to simultaneously control costs and improve outcomes. Apria Healthcare has developed a series of diagnosis-specific care management programs designed to proactively manage patients in conjunction with a managed care partner and the patient's physician in an alternate site setting. These programs include patient and environmental assessments, screening/diagnostics, patient education, clinical monitoring, pharmacological management, utilization reporting and outcome reporting. Mutually established goals for inpatient hospital day reductions are a portion of the basis for provider compensation. Diagnosis-specific programs include Asthma, COPD and a broad-based program targeting diagnoses with high potential for home health utilization and hospital day reductions.

SALES

            The Company employs approximately 320 sales professionals whose primary responsibility is to target key customers for all lines of business. Key customers include but are not limited to hospital-based healthcare professionals, physicians and their staffs, and managed care organizations. Sales professionals are afforded the necessary clinical and technical training to represent the Company's major service offerings of home respiratory therapy, home infusion therapy and home medical equipment. As larger segments of the marketplace become involved with managed care clients, specific portions of the sales force's working knowledge of pricing and specialty-care management programs are being enhanced as well.

            An integral component of the Company's overall sales strategy is to increase volume through a variety of contractual relationships with both managed care organizations and other healthcare providers. Managed care organizations have grown substantially in terms of the percentage of the U.S. population that is covered by such plans and in terms of their influence over an increasing portion of the healthcare economy. Managed care plans are consolidating, increasing their influence over the delivery and cost of healthcare services. The Company believes this trend will continue. As a result, the Company focuses a significant portion of its marketing efforts and specialized sales resources on managed care organizations to develop mutually beneficial risk sharing programs, including capitation arrangements. Managed care organizations already represent a significant portion of the Company's business in several of its primary metropolitan markets. No one account, however, represented more than 5% of the Company's net revenues for 1996. Among its managed care agreements, the Company has contracts with United HealthCare Corporation, Kaiser Permanente, Aetna/U.S. Healthcare Health Plans, Health Insurance Plan of New York, PacifiCare Health Systems, Inc. and Humana Health Plans. The Company also offers discount agreements and various fee-for-service arrangements to hospitals or hospital systems, such as Columbia/HCA Healthcare Corporation, whose patients have home healthcare needs.


COMPETITION

            The segment of the healthcare market in which the Company operates is highly competitive. In each of its lines of business there are a limited number of national providers and numerous regional and local providers.

            The competitive factors most important in Apria Healthcare's lines of business are its wide geographic coverage, the ability to develop and maintain contractual relationships with managed care organizations, price of services, ease of doing business, quality of care and service and reputation with referring customers, including local physicians and hospital-based professionals. Additionally, it is increasingly important to be able to both offer and integrate a broad range of homecare services through a single source. The Company believes that it competes effectively in each of its business lines with respect to all of the above factors and that it has an established record as a quality provider of home respiratory therapy and home infusion therapy as reflected by its JCAHO accreditation. The Company also believes that its integrated line of home healthcare products and services broadens its appeal to local healthcare professionals and to managed care organizations.

            Other types of healthcare providers, including hospitals, home health agencies and health maintenance organizations, have entered, and may continue to enter, Apria Healthcare's various lines of business. Depending on their individual situation it is possible that competitors of the Company may have or may obtain significantly greater financial and marketing resources than the Company.


GOVERNMENT REGULATION

            The federal government and all states in which the Company currently operates regulate various aspects of the Company's business. In particular, the operations of the Company's branch locations are subject to state and federal laws regulating the repackaging and dispensing of drugs (including oxygen), the maintenance and tracking of certain life-sustaining and life-supporting equipment, the handling and disposal of medical waste and interstate motor carrier transportation. The Company's operations also are subject to state laws governing pharmacies, nursing services and certain types of home health agency activities. Certain of the Company's employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy, pharmacy and nursing. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect expansion of the Company's business and could prevent the location involved from offering certain products and services to patients.

            As a provider of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid fraud and abuse laws. These laws prohibit any bribe, kickback or rebate in return for the referral of Medicare or Medicaid patients. Violations of these provisions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. In addition, several states in which the Company operates have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. Recently, the federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area. Moreover, both the federal government and various state legislatures have enacted bans on the practice of so-called "physician self-referrals." Finally, recent enforcement activity and resulting case law developments have increased the legal risks of engaging in joint venture arrangements with physicians.

            Apria Healthcare maintains several programs designed to minimize the likelihood that the Company would engage in conduct or enter into contracts violative of the fraud and abuse laws. All contracts of the types subject to these laws are reviewed and approved at the corporate level. The Company maintains an extensive contract compliance review program established and monitored by its Legal Department. The Company also maintains various educational programs designed to keep its managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of the Company's policy of strict compliance in this area. While the Company believes its discount agreements and various fee-for-service arrangements with other healthcare providers comply with applicable laws and regulations, there can be no assurance that further judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on the Company's business.

            Economic, political and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Healthcare reform proposals have been formulated by members of Congress and by the current administration. In addition, some of the states in which the Company operates periodically consider various healthcare reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or that any such reforms will not have a material adverse effect on the Company's business and results of operations.

            Healthcare is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third party payors.

            The outlook for legislative and regulatory activity that may affect the Medicare reimbursement for home oxygen services is more favorable at the beginning of the recently convened 105th Congress than it was at the beginning of the 104th Congress. Two years ago, the new Republican leadership was proposing to reduce the Medicare budget by $270.0 billion over seven years, and during the congressional deliberations, the Health Care Financing Administration ("HCFA") that administers Medicare proposed to reduce the reimbursement for home oxygen services by more than 40 percent.

            As the 105th Congress opens, the Clinton Administration's budget proposes a $100.0 billion reduction in Medicare and has omitted any specific reduction for home oxygen services. While the Department of Health and Human Services may still consider a rule proposing lower reimbursement rates, any such rule is expected to be more moderate than the initial proposal from HCFA in 1995.

            During the last Congress, the Clinton Administration and various congressional healthcare leaders announced support for Medicare home oxygen program reductions of approximately $1.4 billion through fiscal year 2002. While Congress is expected to recommend more Medicare reductions than the Administration included in its budget, the home oxygen industry reasonably expects any reductions to be proportionate to the program's share of the overall Medicare budget.

            Laws and regulations are often adopted to regulate new and existing products and services. There can be no assurance that either the states or the federal government will not impose additional regulations upon the Company's activities which might adversely affect the Company's business.


INSURANCE

            In recent years, physicians, hospitals and other participants in the healthcare market have become subject to an increasing number of lawsuits alleging professional negligence, product liability or related claims, many of which involve large claims and significant defense costs. The Company is from time to time subject to such suits due to the nature of its business. The Company currently maintains liability insurance intended to cover such claims. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. While the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company and its financial condition. Claims against the Company, regardless of their merit or eventual outcome, also may have a material adverse effect upon the Company's reputation and business.


EMPLOYEES

            As of March 1, the Company had 10,149 employees, of which 8,255 were full-time and 1,894 were part-time. The Company's employees are not currently represented by a labor union or other labor organization, except for approximately 30 employees in the State of New York. The Company believes that its employee relations are good.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

            Set forth below are the names, ages, titles with the Company and present and past positions of the persons serving as executive officers of the Company as of March 17, 1997.

            NAME AND AGE                                       OFFICE AND EXPERIENCE
            ------------                                       ---------------------
Jeremy M. Jones, 55 .................    Chairman of the Board and Chief Executive Officer. Mr. Jones held these titles with Homedco and subsequently, the Company since November 1987. He also held the title of President until June 1995. He served as President of NME
                                         Home Care Group and National Medical Homecare, Inc. (the predecessor to
                                         Homedco) ("NMH") from 1984 until November 1987.

Steven T. Plochocki, 45 .............    President and Chief Operating Officer. Mr. Plochocki was promoted to
                                         President in February 1996. He has served as Chief Operating Officer since being promoted to this position at Abbey in June 1994. He served as Executive
                                         Vice President, Sales and Operations of Abbey Medical, Inc. ("AMI"), a
                                         wholly owned subsidiary of Abbey, from February 1994 through June 1994.
                                         From April 1992 through February 1994, Mr. Plochocki served as Vice
                                         President of Marketing and Sales of AMI. From December 1990 to April
                                         1992, Mr. Plochocki served as Vice President of Marketing and Sales for
                                         The Olsten Corporation.

Thomas M. Robbins, 47 ...............    Senior Vice President, Southern Zone. Mr. Robbins has served as Senior Vice President,
                                         Southern Zone since June 1995. He served as Senior Vice President, Southeast Region since joining Homedco in August 1992.  Prior to joining Homedco, Mr. Robbins was Vice President,
                                         Northeast Region, for Glasrock Home Healthcare, Inc., a firm in substantially the same business as the Company, from 1990 until August 1992.

Susan K. Skara, 46...................    Senior Vice President, Human Resources. Ms. Skara was promoted to Senior Vice President,
                                         Human Resources in November 1996. She served as Vice President, Human Resources of Homedco, and subsequently, the Company, from November 1987 until November 1996. From 1984 until
                                         November 1987, Ms. Skara served as Vice President, Human Resources of NMH.

Lawrence H. Smallen, 48 .............    Chief Financial Officer, Senior Vice President, Finance and Treasurer. Mr.
                                         Smallen was promoted to Senior Vice President, Finance in March 1996.
                                         He held the titles of Vice President, Finance and Treasurer with Homedco, and subsequently, the Company, since November 1987. Mr. Smallen served as Secretary of the Company from June 1995 until May 1996. From 1985 until November 1987, he served as Vice President, Finance of NMH.

Merl A. Wallace, 47 .................    Senior Vice President, Western Zone. Mr. Wallace was promoted to Senior Vice President,
                                         Western Zone in June 1995. Mr. Wallace served as Vice President, Operations of Homedco from
                                         April 1994 to June 1995. From November 1990 to April 1994, he served as General Manager of the Southwest district of Homedco.

Dennis E. Walsh, 47..................    Senior Vice President, Sales and Marketing. Mr. Walsh was promoted to Senior Vice
                                         President, Sales and Marketing in June 1995. He served as Vice President, Sales of Homedco from November 1987 to June 1995. From 1986 until November 1987, he served as Vice
                                         President, Sales of NMH. Mr. Walsh served as Midwest Regional Sales Manager of NMH from
                                         1984 until 1986.

James E. Baker, 45 ..................    Vice President, Controller. Mr. Baker has served as Vice President, Controller of Homedco and subsequently, the Company, since August 1991. He served as Corporate Controller of
                                         Homedco from November 1987 to August 1991. From 1985 until November 1987, Mr. Baker served as Controller of NMH.

Robert S. Holcombe, 54...............    Vice President, General Counsel and Secretary. Mr. Holcombe joined Apria in May 1996. Prior to joining Apria, Mr. Holcombe served as Senior Vice President and General Counsel for The
                                         Cooper Companies, Inc., a diversified specialty healthcare company, from December 1989 to
                                         April 1996.

ITEM 2. PROPERTIES

            The Company's headquarters are located in Costa Mesa, California and consist of approximately 160,000 square feet of office space. The lease expires in 2001. The Company has approximately 350 branch facilities serving patients in all 50 states. These branch facilities are typically located in light industrial areas and average approximately 8,000 square feet. Each facility is a combination warehouse and office, with approximately 50% of the square footage consisting of warehouse space. Lease terms on branch facilities are generally five years or less.

            Except for the facilities in Sherman, Texas and Beckley, West Virginia, which the Company owns, the Company leases all of its facilities.


ITEM 3. LEGAL PROCEEDINGS

            Class Action Lawsuit. On October 7, 1994, an individual who claimed to have purchased 100 shares of Abbey common stock filed a class action complaint, on behalf of herself and all other persons who purchased or sold the Company's Common Stock during the period from September 7, 1993 through June 16, 1994, in the United States District Court for the Central District of California, asserting federal securities fraud against the Company, certain of its directors and officers and certain former directors and officers of Total Pharmaceutical Care, Inc., a company acquired by the Company. On December 17, 1996, the District Court approved a settlement and dismissal of the lawsuit pursuant to which the Company paid $20.5 million to the members of the class of shareholders or former shareholders represented by the plaintiff. The Company's insurance carriers paid approximately $16.5 million of the $20.5 million settlement.

            Qui Tam Lawsuit. The Company was named as one of nine defendants in a qui tam lawsuit filed on August 23, 1995 in the United States District Court for the Northern District of Georgia by a former employee alleging that the Company had violated the Civil False Claims Act by paying illegal kickbacks to certain healthcare providers in exchange for patient referrals. The plaintiff also alleged that the Company had improperly generated "Certificates of Medical Necessity" for certain products, and that his employment had been terminated improperly in violation of the whistle blower protection provisions of the Civil False Claims Act. The United States subsequently intervened in the lawsuit and filed an amended complaint in which it joined in the plaintiff's allegations concerning illegal kickbacks, but declined to join in any of the other allegations. On February 23, 1997, the District Court dismissed the lawsuit pursuant to settlement agreements negotiated by the parties. In the settlement agreements, the Company admitted to no liability and agreed to pay $1.65 million to the United States government.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

            The Company's Common Stock is traded on the New York Stock Exchange
(NYSE) under the symbol AHG. Prior to May 16, 1996, Apria Common Stock was listed and traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol APRA. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share of Apria Common Stock as reported by the NYSE and the high and low bid information per share of Apria Common Stock as reported by Nasdaq. The common stock of Abbey and Homedco, the predecessors to Apria, were listed and traded on the Nasdaq National Market. The table below sets forth the high and low bid information per share of common stock of Abbey and Homedco as reported by Nasdaq. In connection with the Abbey/Homedco Merger, Apria issued 1.4 shares of Apria Common Stock for every one issued and outstanding share of common stock of Abbey and two shares of Apria Common Stock for every one issued and outstanding share of common stock of Homedco.


                                        HOMEDCO              ABBEY               APRIA
                                        -------              -----               -----
                                     High      Low       High      Low       High      Low
                                     ----      ---       ----      ---       ----      ---
Year ended December 31, 1995
  First Quarter                     56.500    37.000    37.750    22.875       -         -
  Second Quarter                    60.750    48.000    41.625    33.000       -         -
  Third Quarter                        -         -         -         -      35.750    23.250
  Fourth Quarter                       -         -         -         -      30.500    19.500

Year ended December 31, 1996
  First Quarter                        -         -         -         -      32.500    23.000
  Second Quarter                       -         -         -         -      35.500    29.125
  Third Quarter                        -         -         -         -      32.750    17.125
  Fourth Quarter                       -         -         -         -      22.125    16.750


            As of March 7, 1997 there were 690 holders of record of Apria Common Stock.

            The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future. In addition, the Company has a bank credit agreement which prohibits the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

            The following table presents selected financial data of Apria Healthcare Group Inc., giving effect, in periods prior to June 28, 1995, to the merger between Homedco and Abbey using the pooling-of-interests method of accounting, for the five years ended December 31, 1996. The data set forth below have been derived from the audited consolidated financial statements of the Company and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. As discussed in the Notes to the Consolidated Financial Statements, certain adjustments have been made to conform the two companies' accounting practices.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------------------------
                                                                   1996(1)        1995(2,3)    1994 (3,4)   1993(3,5)   1992(3,6,7)
                                                                   -------        ---------    ----------   ---------   -----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Net revenues .................................................    $1,181,143    $ 1,133,600     $962,812    $748,901    $513,269
Gross profit .................................................       780,468        772,601      675,122     522,777     359,237
Income (loss) from continuing operations
  before extraordinary items and
  cumulative effect of change in
  accounting method ..........................................        33,300        (71,478)      35,616      35,845      22,752
Net income (loss) ............................................        33,300        (74,476)      39,031      37,311      27,256

Per common and common equivalent share:
    Income (loss) from continuing operations
      before extraordinary items and cumulative effect
      of change in accounting method .........................    $     0.64    $     (1.52)    $   0.81    $   0.94    $   0.61
    Net income (loss) per common share .......................    $     0.64    $     (1.58)    $   0.89    $   0.98    $   0.73

Per common share assuming full dilution:
    Income (loss) from continuing operations
      before extraordinary items and cumulative effect
      of change in accounting method .........................    $     0.64    $     (1.52)    $   0.78    $   0.89    $   0.61
    Net income (loss) per common share .......................    $     0.64    $     (1.58)    $   0.85    $   0.93    $   0.73


BALANCE SHEET DATA:
Working capital ..............................................    $  311,991    $   198,630     $157,608    $187,370    $109,122
Total assets .................................................     1,149,110        979,985      856,167     710,122     402,216
Long-term obligations, including current maturities ..........       634,864        500,307      438,304     391,822     202,071
Stockholders' equity .........................................       342,935        284,238      261,910     176,632      80,401

(1) In 1996, the Company recorded significant fourth quarter adjustments and incurred significant charges as described in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 13 to the Consolidated Financial Statements.

(2) In 1995, the Company incurred charges related to merger, restructuring and integration activities as discussed in Note 7 of the Notes to the Consolidated Financial Statements.

(3) The Statements of Operations and Balance Sheet Data reflect the June 28, 1995 Abbey/Homedco merger using the pooling-of-interests method of accounting. Accordingly, the financial data for all periods prior to June 28, 1995 have been restated as though the two companies had been combined.

(4) In 1994, the Company disposed of a subsidiary as described in Note 2 to the Consolidated Financial Statements.

(5) The Statements of Operations and Balance Sheet Data reflect the acquisition on November 10, 1993 of the outstanding stock of Total Pharmaceutical Care, Inc.

(6) The Statements of Operations Data and Balance Sheet Data reflect the Glasrock Home Healthcare, Inc. acquisition of August 7, 1992 and a related restructuring charge of approximately $4.3 million.

(7) The Statement of Operations for 1992 reflects the cumulative effect of adopting the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The impact to 1992 was to increase net income by $3.3 million.

            The Company did not pay any cash dividends on its Common Stock during any of the periods set forth in the table above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            BASIS OF PRESENTATION: Apria Healthcare Group Inc. ("the Company") was formed by the merger of Abbey Healthcare Group Incorporated ("Abbey") and Homedco Group, Inc. ("Homedco") in June 1995 ("the merger"). This transaction was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements and narrative herewith reflect the combined financial position and operating results of Abbey and Homedco for all periods presented.

RESULTS OF OPERATIONS

            NET REVENUES: Net revenues increased 4.2% in 1996 to $1.2 billion from $1.1 billion in 1995, and increased 17.7% in 1995 from 1994 revenues of $962.8 million. The modest growth in 1996 was primarily attributable to volume increases in managed care markets and to a lesser extent traditional markets. The increase in net revenues in 1995, as compared to 1994, was due to volume increases in managed care markets and new business generated from the acquisition of several complementary companies. Price competition in the managed care environment had a mitigating impact on the growth in both 1996 and 1995.

            Respiratory therapy, infusion therapy and home medical equipment/other revenues represent 50.3%, 24.8% and 24.9%, respectively, of total 1996 net revenues. In 1996, respiratory therapy decreased by 1.0% largely because of the disruptions caused by the merger-related facility consolidations and systems conversions. Both of these factors caused a temporary shift in focus away from traditional business, the impact of which was greatest on the respiratory line. Infusion therapy and home medical equipment/other grew at rates of 10.0% and 9.9%, respectively. The increases in both of these lines were largely due to volume increases in managed care. Also, the infusion line benefited from focused sales force training on infusion therapy.

            Approximately 33% of the Company's revenues are reimbursed under the Federal Medicare program. It is currently uncertain what impact the continuing changes in healthcare regulations and reimbursement may have on the Company's future revenues.

            GROSS PROFIT: Gross margins were 66.1% in 1996, 68.2% in 1995 and 70.1% in 1994. In general, gross margins are being reduced by the Company's increased participation in the managed care environment. In 1996, the Company derived approximately 35% of its revenues from managed care organizations. The intense competition in the managed care market has caused considerable price compression. Also, competing in the managed care market requires a broad offering of products and services, including lower-margin services, medical equipment and supplies. To address this downward pressure on gross margins, the Company has adopted numerous initiatives including the establishment of automated purchasing budgets to more effectively control the purchase and use of patient service equipment and supplies, the placement of sales force initiatives on certain higher-margin products and services and an effort to redirect the business development focus toward higher-margin traditional referral/payor sources. In addition, during the fourth quarter of 1996, Management initiated a contract assessment process whereby the Company's top 120 revenue producing accounts were reviewed for profitability. Approximately two-thirds of these contracts were renegotiated at better pricing and business mix and the remaining one-third were terminated due to unacceptable profitability levels. Further, with the information system conversions complete, Management now has access to standardized information not previously available. Detailed management reporting tools are being developed to quickly identify products and services not meeting profitability standards and to evaluate product/service mix at an individual branch level.

            Other factors impacting the 1996 gross margin include a fourth quarter adjustment of $10.0 million to provide for excess and obsolete patient service equipment and supplies and a third quarter change in the depreciable lives of certain classes of patient service equipment. The fourth quarter adjustment was determined based on the results of the Company's year-end physical inventory and quantity reconciliation procedures. The change in depreciable lives was based on Management's analysis which indicated that the equipment would continue in service beyond the economic lives over which they were being depreciated. The change resulted in a reduction to the cost of net revenues in 1996 of $6.4 million of which $5.2 million related to a single asset type for which the depreciable life was extended from four to twelve months.

            The 1995 gross margin was impacted by an adjustment of $5.4 million to conform the accounting policies of the predecessor companies for certain low dollar patient service equipment items, supplies and accessories and a $7.5 million provision for excess and obsolete patient service equipment and shrinkage associated with the Company's facility consolidations.

            SELLING, DISTRIBUTION AND ADMINISTRATIVE: Selling, distribution and administrative expenses expressed as percentages of net revenues were 49.1%, 53.1% and 53.7%, for 1996, 1995 and 1994, respectively. Much of the improvement in 1996, and to a lesser extent 1995, can be attributed to the successful execution of the restructuring and consolidation plan initiated in conjunction with the merger (see Certain 1995 Operating Statement Captions). The primary sources of savings associated with the plan are the completed employee reductions and facility consolidations. Also contributing to the improvement in 1996 as compared to 1995 was the cessation of various integration costs included in the 1995 amount. Such costs, which totaled approximately $11.5 million, included employee relocation, temporary and transitional employee costs, overtime pay and consulting.

            Further, Management continually evaluates its operating cost structure to identify opportunities to effectively minimize the cost of providing healthcare. Management reporting, budgets and incentives are among the tools being utilized to control operating costs.

            PROVISION FOR DOUBTFUL ACCOUNTS: The provision for doubtful accounts as a percentage of net revenues was 5.7%, 8.9% and 4.9% for 1996, 1995 and 1994, respectively. Although lower than the 1995 doubtful accounts provision rate, the 1996 rate exceeded the 1994 rate and reflects a fourth quarter increase to the allowance for doubtful accounts of $9.0 million. The increase was based on Management's year-end analysis of accounts receivable and resulted from an increase in the fourth quarter in accounts aged over 180 days.

            The 1995 provision for doubtful accounts included $26.3 million for an impairment in Abbey's infusion therapy accounts receivable, $5.5 million resulting from the application of more conservative allowance percentages to Abbey's home medical equipment and respiratory therapy accounts aged in excess of 180 days and $13.0 million for the anticipated impact on realization of the Company's accounts receivable resulting from field location consolidations, changes in billing and collection personnel and information systems conversions (see LIQUIDITY AND CAPITAL RESOURCES). The circumstances leading to the $26.3 million provision for Abbey's infusion therapy accounts are discussed below.

            Abbey had entered the infusion market primarily through its acquisitions of Total Pharmaceutical Care, Inc., ("TPC") and Protocare, Inc. ("Protocare") in November 1993 and January 1994, respectively. From the point of acquisition through the end of 1994, the receivables of the acquired TPC business were processed centrally in two billing centers. Cooperation and assistance from the branch/pharmacy personnel responsible for the initiation and fulfillment of orders was an important aspect of centralized billing and collection. In mid-1994, many of the former TPC branch and region level managers were terminated due to the post-acquisition integration of TPC's branch/pharmacy operations into Abbey's organizational structure. These changes had a negative impact on the morale of the branch/pharmacy personnel and resulted in significant turnover and less cooperation with billing center personnel. Also in mid-1994, one of the billing centers was relocated and only a portion of the personnel were transferred to the new location. Consequently, numerous new billing and collection employees were hired and trained. In early 1995, Abbey began to convert and, in some cases, automate for the first time, the billing and collection procedures of the acquired TPC operations and convert and centralize the billing and collection functions of the acquired Protocare branches. These changes, coupled with the announcements on March 1, 1995 of the Abbey/Homedco merger and later of branch consolidations, led to significant turnover of billing and collection personnel in the acquired Protocare branches. All of these conditions and disruptions had a negative impact on the aging of Abbey's infusion receivables.

            In response to the deteriorating aging, Abbey management deployed additional resources and instituted programs to limit potential collection losses. These efforts included hiring an infusion reimbursement specialist, reengineering the centralized infusion billing center procedures, hiring additional manager and director level personnel and instituting collection incentive programs.

            In the third quarter of 1995, the Company's management decided to transfer the infusion billing and collection processes from Abbey's recently converted centralized system to Homedco's decentralized, branch-based system.

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

            In connection with Management's 1995 post-merger accounts receivable analysis, serious consideration was given to the impact that the merger, planned branch consolidations and system conversions and reductions in force would likely have on the already unstable condition of Abbey's infusion accounts receivable. As a result of a marked deterioration in the aging of Abbey's infusion accounts and other deteriorating trends, a provision of $26.3 million was recorded.

            EMPLOYEE CONTRACTS, BENEFIT PLAN AND CLAIM SETTLEMENTS: In 1996, the Company recorded $14.8 million in benefit plan and claim settlement costs. Included are settlement amounts and related costs of $5.3 million recorded in connection with two legal matters, settlement and associated costs of $6.2 million related to the November 1996 termination of a proposed merger with Vitas Healthcare Corporation and an increase in the estimated accrual for the settlement loss on the termination of the Company's defined benefit pension plan of $3.3 million.

            Employee contracts, benefit plan and claim settlements of $20.4 million were recorded in 1995. The total includes approximately $14.4 million provided for employment and payroll tax related claims and lawsuits, $3.4 million to settle certain employee contracts, and a settlement loss of $2.3 million on the termination of the Company's defined benefit pension plan.

            CERTAIN 1995 OPERATING STATEMENT CAPTIONS: In connection with the merger, the Company initiated a significant consolidation and restructuring plan to consolidate operating locations and administrative functions within specific geographic markets. The plan provided for a workforce reduction of approximately 1,220 employees, consolidation of approximately 120 operating facilities and conversion of branch operating locations to a standardized information system. The employee reduction and branch consolidations were substantially complete as of December 1995. The Company had also completed about half of the 496 information system conversions as of December 1995; the remaining system conversions were completed by September 1996.

            During 1995, a charge of approximately $68.3 million was recorded in connection with the consolidation and restructuring plan. The primary components of the restructuring charge included severance and related costs of $21.5 million due to workforce reductions, $22.2 million associated with the consolidation of information systems, $23.1 million related to the closure of duplicate facilities and $1.5 million for other restructuring activities.

            Merger costs of approximately $12.2 million were incurred during 1995 and consisted primarily of fees for investment banking, legal, consulting, accounting, filing requirements, and, as required by the merger agreement, the cost of a six-year liability insurance policy covering directors and officers of the predecessor companies against claims arising from pre-merger facts or events.

            INTEREST EXPENSE: Interest expense increased in 1996 to $49.2 million, from $42.9 million in 1995 and $37.2 million in 1994. The increases in both years are primarily due to increases in long-term debt. The 1996 increase was mitigated by a reduction in interest rates (see LIQUIDITY AND CAPITAL RESOURCES).

            INCOME TAXES: Income tax expense for 1996 amounted to $18.7 million and represented 36% of income before taxes. The deductibility in 1996 of certain accruals and merger related reserves established in 1995 resulted in a current year tax loss, an increase in refundable taxes due to a carryback of a portion of the tax loss, and a decrease in net deferred tax assets. Management believes that future taxable income will be sufficient to assure the realization of deferred tax assets, net of the recorded valuation allowance.

            The 1995 tax benefit of $20.6 million was primarily attributable to losses related to merger reserves and restructuring charges recorded during 1995. Income tax expense for 1994 represents the combined tax provisions of Homedco and Abbey. The combined effective tax rate for 1994 was 43%, which exceeded the statutory rate primarily because of the effects of non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

            Cash used in the Company's operating activities for 1996 was $59.3 million compared with $9.9 million in 1995 and $61,000 in 1994. The primary contributor to the increased use of cash in 1996 and 1995 was the increase in accounts receivable.

            Accounts receivable, before allowance for doubtful accounts, increased $64.5 million in 1996. In addition, the Company's average collection period increased to approximately 130 days from approximately 110 days in 1995 and 100 days in 1994. These conditions are primarily attributable to disruptions and delays in billing and collection activity associated with the Company's conversion of its field locations to a standardized information system and a higher than normal turnover rate among billing and collection personnel in 1996 and, to a lesser degree, to the continuing impact of facility consolidations and employee reductions made in late 1995 and early 1996 in connection with the Company's restructuring and consolidation plan.

            In connection with the facility consolidations, each branch information system was first converted to the predominate system in place within its region. Conversion of the branches to a standard, Company-wide system then occurred on a region-by-region basis. Because of the conversion to interim systems prior to final conversion, locations representing approximately 80% of the Company's accounts receivable underwent conversion. Of the 496 planned conversions, about half were completed by December 31, 1995. The remaining conversions, comprised mainly of the Company's larger branches, were completed by September 30, 1996 with 125, 67 and 72 performed in the first, second and third quarters, respectively. These activities contributed to billing delays and errors and, ultimately, difficulties in receiving timely reimbursement.

            Management's year-end accounts receivable analysis considered the continuing impact on the aging of accounts and collection activity caused by system conversions and employee turnover and the degree of effectiveness of billing and collection improvement programs initiated during the year. In addition, Management conducted a review of patient billing files and analyzed subsequent realization for selected billing locations. Based on such analyses, Management estimated and recorded in the fourth quarter of 1996 a $32.3 million adjustment to reduce accounts receivable and net revenues and a $9.0 million adjustment to increase the allowance for doubtful accounts (see RESULTS OF OPERATIONS).

            Revenue adjustments result from (1) incorrect contract prices entered upon service delivery due to complex contract terms, a biller's lack of familiarity with a contract or payor or an incorrect system price, (2) subsequent changes to estimated revenue amounts for services not covered by a preexisting contract, and (3) failure subsequent to service delivery to qualify a patient for reimbursement due to lack of authorization or a missed filing or appeal deadline. Revenue adjustments are typically identified and recorded at the point of cash application or upon account review. The increase in the Company's average collection period in 1996 has increased the level of unidentified revenue adjustments accumulating in accounts receivable. In addition, the significant number of system conversions performed in the second and third quarters of 1996 and the high rate of turnover among billing and collection personnel impeded normal processing and account reviews and resulted in an increased rate of billing errors in the second half of 1996.

            To mitigate the impact of conversion disruptions and employee turnover, the Company, among other steps, initiated collection incentive programs with special emphasis on older accounts, assembled an accounts receivable task force, hired additional management level billing and collection personnel and initiated reinforcement training for the billing locations. Subsequent to year-end, the Company took further steps to reduce the incidence of billing errors. These steps include a process review of the field information system to identify opportunities to improve billing processing, timeliness and accuracy, validation of system pricing files and implementation of billing center audits to assess compliance with billing practices and procedures.

            Cash collections at locations that were converted in early 1996 have shown recent improvement. Because of the significant number of conversions completed in the second and third quarters of 1996, a return to routine processing and normal collection time frames on a Company-wide basis is not expected before mid-1997.

            The Company centralized its accounts payable function in connection with the consolidation and restructuring plan. The centralization process disrupted day-to-day activities causing a processing backlog, which was reflected in the accounts payable balance at December 31, 1995. During the first two quarters of 1996, the backlog was substantially eliminated, resulting in significant outlays of cash.

            Other factors contributing to the use of cash and corresponding increase in long-term debt include purchases of patient service equipment and supplies to support business growth and payments made against the restructuring accruals for severance and trailing facility costs. Such payments are expected to continue through the year 2000, according to contractual terms. Approximately $32.0 million in data processing equipment was purchased in 1996, much of which was to support the information systems conversions and enhancements and to upgrade and standardize the consolidated field locations. Hardware purchases in 1997 are planned at $15.0 million. Income tax refunds of $6.4 million were received in 1996, and the application of prior year payments and alternative minimum tax credits to current year estimated tax requirements reduced cash outlays for income taxes by $25.0 million. During 1996, the Company made acquisitions of complementary businesses in specific geographic markets which resulted in cash payments of $13.9 million. The issuance of Common Stock upon exercise of stock options yielded $15.2 million in 1996.

            Effective August 9, 1996, the Company entered into an agreement with a syndicate of banks which provides for borrowings of up to $800.0 million. The agreement is structured as an unsecured, five-year revolving line of credit, which provides for variable rate interest options including the higher of the Federal Funds Rate plus 0.5% per annum or the Bank of America "reference" rate, or a rate based on the London Interbank Offered Rate ("LIBOR") plus up to 1.0% per annum. The LIBOR option is subject to discount if the Company achieves certain targeted ratios of debt to earnings before interest, taxes, depreciation and amortization. The agreement contains numerous restrictions including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments and restrictions on cash dividends, loans and other distributions. Loan proceeds are being used to meet the working capital needs of the Company.

            The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap and cap agreements are used as a means of managing the Company's interest rate exposure. The swap agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreement. The Company's exposure to credit loss under these agreements is limited to the interest rate spread in the event of nonperformance by the counterparties to the contracts. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company is currently party to two swap agreements: an 18-month agreement covering $280.0 million in notional principal with a fixed interest rate of 5.7% and a two-year agreement covering $100.0 million of notional principal with a fixed interest rate of 5.6%. Both agreements allow the counterparty an option to terminate after one year; if these options are not exercised, the $280.0 million and $100.0 million contracts terminate in February 1998 and November 1998, respectively. In 1996, the Company received interest at a weighted average rate of 6.5% and paid interest at a weighted average rate of 6.1%, the difference of which represents the benefit derived by the Company under the various swap contracts in effect during the year. Payment or receipt of the interest differential is made on a monthly and quarterly basis for the $100.0 million and $280.0 million agreements, respectively, and recognized monthly in the financial statements as an adjustment to interest expense. Under a cap agreement, which expired in July 1996, the Company limited the three-month LIBOR rate to 6.0% on outstanding indebtedness of up to $50.0 million. The Company did not derive any benefit from the cap agreement in 1996.

            In 1995, all outstanding 6.5% convertible debentures, which amounted to $66.6 million, were converted into 4,771,962 shares of Common Stock, at a conversion price of $13.97 per share.

            The Company is currently in the third year of a five-year agreement to purchase medical supplies totaling $112.5 million, with annual purchases ranging from $7.5 million in the first year to $30.0 million in the third through fifth years. Failure to purchase at least 90% of the annual commitment would have resulted in a penalty of 10% of the difference between the annual commitment and actual purchases, beginning with the twelve month period ended August 31, 1996. Actual purchases for that period exceeded the annual commitment by 54%.

            In March 1997, the Company sold its M&B Ventures, Inc. home health business, which operated in South Carolina under the assumed business name of Doctor's Home Health, Inc. Proceeds from the sale were approximately $2.4 million. In January 1997, the Company sold all of its ordinary shares of Omnicare plc; proceeds from the sale were approximately $2.8 million.

            In its 1994 sale of Abbey Pharmaceutical Services, Inc., the Company acquired warrants to purchase 248,000 shares of common stock of Living Centers of America, Inc. at $35.00 per share. No value was assigned to the stock.

            Overall, the Company believes that cash provided by operations and amounts available under its existing credit and lease financing will be sufficient to finance its current operations for at least the next two years. At December 31, 1996, availability under the credit facility was $379.5 million.

            The Company believes that inflation has not had a significant impact on the Company's historical operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Report of Independent Auditors, Consolidated Financial Statements and Consolidated Financial Statement Schedule listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" are filed as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year. Information regarding executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Item 1 hereof.


ITEM 11. EXECUTIVE COMPENSATION

            Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Company's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

            (a)    1.   The documents described in the "Index to Consolidated
                        Financial Statements and Financial Statement Schedule" are included in this report starting at page F-1.

                   2. The financial statement schedule described in the "Index to Consolidated Financial Statements and Financial Statement Schedule" is included in this report starting on page S-1.

                        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                   3.   Exhibits included or incorporated herein:

                        See Exhibit Index

            (b)    Reports on Form 8-K:

                   None filed during the fourth quarter of 1996.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Auditors ........................................    F-1
  Consolidated Balance Sheets -- December 31, 1996 and 1995 .............    F-2
  Consolidated Statements of Operations -- Years ended
    December 31, 1996, 1995 and 1994 ....................................    F-3
  Consolidated Statements of Stockholders' Equity -- Years ended
    December 31, 1996, 1995 and 1994 ....................................    F-4
  Consolidated Statements of Cash Flows -- Years ended
    December 31, 1996, 1995 and 1994 ....................................    F-5
  Notes to Consolidated Financial Statements ............................    F-6

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Schedule II - Valuation and Qualifying Accounts .......................    S-1

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Apria Healthcare Group Inc.


We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule referred to in Item 14(a). These financial statements and schedule are the responsibility of the management of Apria Healthcare Group Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apria Healthcare Group Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                    ERNST & YOUNG LLP


Orange County, California
February 28, 1997

                           APRIA HEALTHCARE GROUP INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    DECEMBER 31,
                                                                              -----------------------
                                                                                 1996         1995
                                                                              ----------    ---------
                                                                                   (IN THOUSANDS)
CURRENT ASSETS
  Cash ...................................................................    $   26,930    $  18,829
  Accounts receivable, less allowance for doubtful accounts of $73,809 and
    $86,567 at December 31, 1996 and 1995, respectively ..................       335,616      258,332
  Inventories ............................................................        55,733       45,198
  Deferred income tax benefits ...........................................        31,106       45,883
  Refundable and prepaid income taxes ....................................        34,598       27,710
  Prepaid expenses and other current assets ..............................         9,764        7,770
                                                                              ----------    ---------
            TOTAL CURRENT ASSETS .........................................       493,747      403,722
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $198,675 and
   $161,953 at December 31, 1996 and 1995, respectively ..................       213,602      167,090
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ................................       120,030       80,108
INTANGIBLE ASSETS, NET ...................................................       312,590      319,142
OTHER ASSETS .............................................................         9,141        9,923
                                                                              ----------   ----------
                                                                              $1,149,110    $ 979,985
                                                                              ==========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable .......................................................    $   83,619    $ 100,653
  Accrued payroll and related taxes and benefits .........................        34,850       26,792
  Accrued restructuring costs ............................................         7,131       19,085
  Other accrued liabilities ..............................................        44,568       48,910
  Current portion of long-term debt ......................................        11,588        9,652
                                                                              ----------    ---------
            TOTAL CURRENT LIABILITIES ....................................       181,756      205,092
LONG-TERM DEBT ...........................................................       623,276      490,655
DEFERRED INCOME TAXES ....................................................         1,143            -
STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value:
    10,000,000 shares authorized; none issued ............................             -            -
  Common Stock, $.001 par value:
    150,000,000 shares authorized; 51,203,450 and 49,692,266 shares issued
    and outstanding at December 31, 1996 and 1995, respectively ..........            51           50
  Additional paid-in capital .............................................       319,950      294,522
  Retained earnings (deficit) ............................................        22,934      (10,334)
                                                                              ----------    ---------
                                                                                 342,935      284,238
COMMITMENTS AND CONTINGENCIES ............................................             -            -
                                                                              ----------    ---------
                                                                              $1,149,110    $ 979,985
                                                                              ==========    =========

                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------------
                                                                             1996           1995            1994
                                                                          -----------    -----------     -----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues .........................................................    $ 1,181,143    $ 1,133,600     $   962,812
Costs and expenses:
  Cost of net revenues:
    Product and supply costs .........................................        311,539        286,919         234,604
    Patient service equipment depreciation ...........................         67,658         57,400          42,735
    Nursing services .................................................          9,798          7,361           5,947
    Other ............................................................         11,680          9,319           4,404
                                                                          -----------    -----------     -----------
                                                                              400,675        360,999         287,690
  Selling, distribution and administrative ...........................        580,436        602,478         517,027
  Provision for doubtful accounts ....................................         67,040        100,463          46,716
  Amortization of intangible assets ..................................         16,920         16,273          11,504
  Employee contracts, benefit plan and claim settlements .............         14,795         20,367               -
  Restructuring costs ................................................              -         68,304               -
  Merger costs .......................................................              -         12,193               -
                                                                          -----------    -----------     -----------
                                                                            1,079,866      1,181,077         862,937
                                                                          -----------    -----------     -----------
    OPERATING INCOME (LOSS) ..........................................        101,277        (47,477)         99,875
Interest expense .....................................................         49,249         42,942          37,155
                                                                          -----------    -----------     -----------
    INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE TAXES AND EXTRAORDINARY CHARGE ............................         52,028        (90,419)         62,720
Income tax expense (benefit) .........................................         18,728        (18,941)         27,104
                                                                          -----------    -----------     -----------
    INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE EXTRAORDINARY CHARGE ......................................         33,300        (71,478)         35,616
Income from discontinued operations, net of taxes ....................              -              -             344
Gain on disposal of discontinued operations, net of taxes ............              -              -           3,071
                                                                          -----------    -----------     -----------
    INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE ........................         33,300        (71,478)         39,031
Extraordinary charge on debt refinancing, net of taxes ...............              -          2,998               -
                                                                          -----------    -----------     -----------
    NET INCOME (LOSS) ................................................    $    33,300    $   (74,476)    $    39,031
                                                                          ===========    ===========     ===========

PER COMMON AND COMMON EQUIVALENT SHARE:
  Income (loss) from continuing operations before extraordinary charge    $      0.64    $     (1.52)    $      0.81
                                                                          ===========    ===========     ===========
  Extraordinary charge on debt refinancing, net of taxes .............    $         -    $     (0.06)    $         -
                                                                          ===========    ===========     ===========
  Net income (loss) ..................................................    $      0.64    $     (1.58)    $      0.89
                                                                          ===========    ===========     ===========

  Weighted average number of common and common equivalent
    shares outstanding ...............................................         51,997         47,112          44,096

PER COMMON SHARE ASSUMING FULL DILUTION:
  Income (loss) from continuing operations before extraordinary charge    $      0.64    $     (1.52)    $      0.78
                                                                          ===========    ===========     ===========
  Extraordinary charge on debt refinancing, net of taxes .............    $         -    $     (0.06)    $         -
                                                                          ===========    ===========     ===========
  Net income (loss) ..................................................    $      0.64    $     (1.58)    $      0.85
                                                                          ===========    ===========     ===========

Weighted average number of common and common
  equivalent shares outstanding ......................................         52,053         47,112          49,284

                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              COMMON STOCK          ADDITIONAL    RETAINED                      TOTAL
                                         ----------------------      PAID-IN      EARNINGS       TREASURY    STOCKHOLDERS'
                                          SHARES      PAR VALUE      CAPITAL      (DEFICIT)       STOCK        EQUITY
                                         ---------    ---------     ---------     ---------     ---------     ---------
                                                                         (IN THOUSANDS)
Balance at December 31, 1993 ........       38,223    $      38     $ 161,229     $  16,432     $  (1,067)    $ 176,632

Issuance of Common Stock ............        1,362            2        17,785                                    17,787
Treasury stock issued ...............          142                         49                       1,067         1,116
Exercise of stock options ...........          395                      1,830                                     1,830
Notes receivable payments ...........                                      15                                        15
Tax benefits related to stock options                                   1,343                                     1,343
Conversion of subordinated
  debentures ........................          799            1        11,159                                    11,160
Common Stock issued for acquisitions
  and earnouts ......................        1,081            1        12,877                                    12,878
Other ...............................                                     118                                       118
Net income ..........................                                                39,031                      39,031
                                         ---------    ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1994 ........       42,002           42       206,405        55,463             -       261,910

Net activity for Homedco - October 1,
  1994 to December 31, 1994 .........           51                      1,663         8,647                      10,310
Issuance of Common Stock ............           36                        570                                       570
Exercise of stock options ...........        1,473            2        13,259                                    13,261
Notes receivable payments ...........                                       6                                         6
Tax benefits related to stock options                                   8,138                                     8,138
Conversion of subordinated
  debentures, net of issuance costs
  of $2,785 .........................        4,772            5        63,856                                    63,861
Exercise of warrants ................        1,338            1            (1)                                        -
Acceleration of stock option vesting                                      542                                       542
Other ...............................           20                         84            32                         116
Net loss ............................                                               (74,476)            -       (74,476)
                                         ---------    ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1995 ........       49,692           50       294,522       (10,334)            -       284,238

Issuance of Common Stock ............           20                        242                                       242
Exercise of stock options ...........        1,491            1        14,717                                    14,718
Notes receivable payments ...........                                     198                                       198
Tax benefits related to stock options                                  10,229                                    10,229
Other ...............................                                      42           (32)                         10
Net income ..........................                                                33,300                      33,300
                                         ---------    ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1996 ........       51,203    $      51     $ 319,950     $  22,934    $        -     $ 342,935
                                         =========    =========     =========     =========     =========     =========

                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                 1996          1995          1994
                                                                               ---------     ---------     ---------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) .........................................................    $  33,300     $ (74,476)    $  39,031
Items included in net income (loss) not requiring (providing) cash:
    Extraordinary charge on debt refinancing ..............................            -         4,684             -
    Discontinued operations ...............................................            -             -        (3,415)
    Provision for doubtful accounts .......................................       67,040       100,463        46,716
    Depreciation ..........................................................       93,123        84,607        63,895
    Amortization of intangible assets .....................................       16,920        16,273        11,504
    Amortization of deferred debt costs ...................................        1,703         1,908         4,878
    Loss on sale of property, equipment and improvements ..................          340         3,938           765
    Impairment losses .....................................................            -        32,557             -
    Deferred income taxes .................................................       15,920       (19,548)        4,031
Change in operating assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable .......................................     (144,251)     (118,151)      (86,116)
    Increase in inventories ...............................................       (9,890)       (4,904)       (4,895)
    Decrease (increase) in prepaids and other current assets ..............        2,544       (12,194)       (2,147)
    Decrease in other non-current assets ..................................          310         3,269         4,221
    (Decrease) increase in accounts payable ...............................      (17,033)       18,942        16,231
    Increase (decrease) in accruals and other non-current liabilities .....        3,175         3,434        (6,735)
    (Decrease) increase in accrued restructuring costs ....................      (11,953)       19,085             -
Net purchases of patient service equipment, net of effects of acquisitions      (110,872)      (72,518)      (85,729)
Other .....................................................................          329         2,733        (2,296)
                                                                               ---------     ---------     ---------
            NET CASH USED IN OPERATING ACTIVITIES .........................      (59,295)       (9,898)          (61)

INVESTING ACTIVITIES
    Purchases of property, equipment and
      improvements, net of effects of acquisitions ........................      (54,207)      (49,327)      (26,757)
    Proceeds on disposal of discontinued operations and U.K. subsidiary ...            -           926        20,344
    Proceeds from sale of property, equipment and improvements ............          317           331           540
    Acquisitions and payments of contingent consideration .................      (14,815)      (46,086)      (73,782)
                                                                               ---------     ---------     ---------
            NET CASH USED IN INVESTING ACTIVITIES .........................      (68,705)      (94,156)      (79,655)

FINANCING ACTIVITIES
    Proceeds under revolving credit facility ..............................      775,125       463,999       172,954
    Payments under revolving credit facility ..............................     (641,425)     (229,171)     (164,532)
    Proceeds from senior and other long-term debt .........................            -       126,557        44,474
    Payments of senior and other long-term debt ...........................      (11,445)     (275,022)      (12,929)
    Capitalized debt costs, net ...........................................       (1,312)       (1,429)       (2,502)
    Issuances of Common Stock .............................................       15,158        13,064         2,042
                                                                               ---------     ---------     ---------
            NET CASH PROVIDED BY FINANCING ACTIVITIES .....................      136,101        97,998        39,507
                                                                               ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH ...........................................        8,101        (6,056)      (40,209)
Cash at beginning of period ...............................................       18,829        21,188        61,397
Net activity for Homedco - October 1, 1994 to December 31, 1994 ...........            -         3,697             -
                                                                               ---------     ---------     ---------
            CASH AT END OF PERIOD .........................................    $  26,930     $  18,829     $  21,188
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

            In conjunction with the merger, the Company adopted a fiscal year end of December 31. Previously, Abbey reported on a fiscal year ending the Saturday nearest December 31, and Homedco reported on a fiscal year ending September 30. The consolidated financial statements for 1994 combine the results of Abbey for the fiscal year ended December 31, 1994 and the results of Homedco for the year ended September 30, 1994. The consolidated balance sheet and statements of cash flows at December 31, 1995 combine the accounts of Abbey and Homedco on such date and reflects the activity of Homedco from October 1, 1994 through December 31, 1994. The consolidated statements of operations for 1995 reflect combined results for the year ended December 31, 1995 and exclude the operations of Homedco for the period October 1, 1994 through December 31, 1994. Homedco's revenues and net income for this period amounted to $146,293,000 and $8,647,000, respectively.

            Company Background: The Company provides home healthcare services including home respiratory therapy, home infusion therapy and home medical equipment, nursing network management and other services to patients in the home throughout the United States. Respiratory therapy, infusion therapy and home medical equipment/other represent approximately 50%, 25% and 25% of total revenues, respectively.

            Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with a large number of third party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 43% of the Company's revenues are reimbursed under arrangements with Medicare and Medicaid. No other third party payor group represents 5% or more of the Company's revenues. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific third party payors, historical trends and other information. Because of continuing changes in healthcare regulations and reimbursement and disruptions caused by the Company's information systems conversions, it is reasonably possible that the Company's estimates of net collectible revenues could change in the near term.

            The majority of the Company's revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 6%, 5% and 5% of total net revenues for 1996, 1995 and 1994, respectively.

            Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            Cash: The Company maintains cash with various financial institutions. These financial institutions are located throughout the United States and the Company's cash management practices limit exposure to any one institution. Outstanding checks in excess of bank balances, which are reported as a component of accounts payable, were $24,469,000 and $27,608,000 at December 31, 1996 and 1995, respectively. The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

            Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of medical supplies sold directly to patients for use in their homes.

            Patient Service Equipment: Patient service equipment consists of medical equipment provided to in-home patients and is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment which range from one to ten years. Included in patient service equipment are assets under capitalized leases which consist of oxygen related equipment. Depreciation for equipment under capitalized leases is provided using the straight-line method over the estimated useful life or the lease term.

                           APRIA HEALTHCARE GROUP INC.

            Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the property. Included in property and equipment are assets under capitalized leases which consist primarily of computer equipment. Depreciation for equipment under capitalized leases is provided using the straight-line method over the estimated useful life or the lease term. Estimated useful lives for each of the categories presented in Note 3 are as follows: land improvements - seven years; building and leasehold improvements - the shorter of the remaining lease term or seven years; equipment and furnishings - three to fifteen years; information systems - three to eight years.

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

            Intangible Assets: Intangible assets consists of covenants not to compete and goodwill arising from business combinations (see Note 2). The values assigned to intangible assets, based in part on independent appraisals, are amortized on a straight-line basis. The covenants are amortized over contractual terms, which range from three to ten years. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is amortized over the period of expected benefit. The amortization periods for goodwill range from twenty years for businesses operating primarily in the home respiratory therapy and home medical equipment lines and forty years for pharmaceutical and infusion therapy businesses. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill is reduced.

            Fair Value of Financial Instruments: The fair value of long-term debt is determined by reference to borrowing rates currently available to the Company for loans with similar terms and average maturities.

            Advertising: Advertising costs amounting to $6,095,000, $3,849,000 and $3,753,000 for 1996, 1995 and 1994, respectively, are expensed as incurred and included in "Selling, distribution and administrative expenses."

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

            Stock-based Compensation: The Company grants options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and, accordingly, recognizes no compensation expense for the stock option grants. However, the Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS No. 123") (see Note 6).

                           APRIA HEALTHCARE GROUP INC.

NOTE 2 -- BUSINESS COMBINATIONS AND DISPOSITIONS

            On June 28, 1995, Homedco merged with and into Abbey to form the Company. Homedco and Abbey provided similar homecare services including respiratory therapy, infusion therapy and home medical equipment. In connection with the merger transaction, the Company issued 21,547,529 shares of its Common Stock for 15,391,092 issued and outstanding shares of Abbey common stock and 26,034,612 shares of its Common Stock for 13,017,306 issued and outstanding shares of Homedco common stock.

            The merger was accounted for under the pooling-of-interests method of accounting. Accordingly, the historical financial statements for periods prior to the consummation of the combination were restated as though the companies had been combined. The restated financial statements were adjusted to conform the differing accounting policies of the separate companies. Such differences related principally to the use of salvage values recognized for certain patient service equipment and the capitalization of low dollar patient service items, supplies, accessories and repairs.

            Separate and combined results of Abbey and Homedco prior to the merger were as follows:

                                                                            ADJUSTMENTS
                                                                                AND
                                                  ABBEY       HOMEDCO    RECLASSIFICATIONS  COMBINED
                                                 --------    --------    -----------------  --------
                                                               (IN THOUSANDS)
            Three months ended March 31, 1995
            Revenues ........................... $123,394    $161,175        $     40       $284,609
            Net Income .........................    7,091       9,047            (346)        15,792

            Year ended December 31, 1994
            Revenues ........................... $439,175    $523,469        $    168       $962,812
            Net Income .........................   12,307      29,810          (3,086)        39,031

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

            In addition to the Protocare acquisition, during 1996, 1995 and 1994, the Company acquired numerous complementary businesses in specific geographic markets. The businesses were purchased for a combination of cash, Common Stock and notes and none was individually significant. The transactions, including Protocare, were accounted for as purchases and, accordingly, the operations of the acquired businesses are included in the consolidated statements of operations from the dates of acquisition. The value ascribed to a portion of the common shares issued in 1994 reflects a discount from the quoted price of the Company's Common Stock due to the absence of registration. The purchase prices were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value, determined in part by independent appraisal.

                           APRIA HEALTHCARE GROUP INC.

            The following table summarizes the allocation of the purchase prices, including non-cash financing activities, of acquisitions made by the
Company:

                                                       YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                   1996          1995          1994
                                                 ---------     ---------     ---------
                                                              (IN THOUSANDS)

            Fair value of assets acquired ...... $  15,356     $  50,255     $ 124,496
            Liabilities assumed ................      (541)       (3,382)      (14,749)
            Promissory note payable to seller ..         -             -        (4,382)
            Common Stock issued ................         -          (787)      (31,583)
                                                 ---------     ---------     ---------
              Cash paid ........................ $  14,815     $  46,086     $  73,782
                                                 =========     =========     =========

            In June 1995, the Company entered an agreement for the sale of the capital stock of Omnicare Group Ltd. ("Omnicare"), a United Kingdom-based subsidiary, to a newly formed holding company, Stanton Industries Ltd. ("Stanton"), that is owned and managed by an officer/director of Omnicare and a shareholder/former director of Abbey. Consideration for the sale amounted to $2,913,000 and consisted of cash of $968,000, a convertible note in the amount of $1,605,000 and the assumption of a liability in the amount of $340,000. The difference between the net sales price per the agreement and the carrying value of the Company's investment in Omnicare was reflected as a loss in the accompanying financial statements.

            In September 1995, Stanton transferred its shares of Omnicare common stock to a newly-formed public limited company, Omnicare plc, in exchange for 6,166,656 ordinary shares of Omnicare plc. Also in September 1995, the Company converted the note due from Stanton into 1,875,000 unregistered ordinary shares of Omnicare plc. As a result of these transactions, Stanton and the Company held approximately 63% and 27%, respectively, of the issued ordinary share capital of Omnicare plc. The investment in Omnicare plc was accounted for using the equity method. In January 1997, after obtaining a release from the Omnicare Board, the Company sold all of its shares to a former director of Apria. Proceeds from the sale were approximately $2,791,000.

            On September 30, 1994, the Company sold its 51% interest in Abbey Pharmaceutical Services, Inc. ("APS") to Living Centers of America, Inc. ("Living Centers") for cash consideration of $20,300,000 and warrants to purchase 248,000 shares of Living Center common stock for $35.00 per share. No value was assigned to the warrants. The APS operating results have been presented as discontinued operations for 1994, net of applicable income taxes of $1,879,000. Net revenues of the discontinued operations were $43,770,000 in 1994.

            Supplemental unaudited pro forma information giving effect to business acquisitions made in 1994 and excluding the operations of APS, is as follows:

                                                       YEAR ENDED
                                                    DECEMBER 31, 1994
                                                    -----------------
                                                     (IN THOUSANDS)

         Net revenues ...........................     $   986,062
         Income from continuing operations ......          35,209
         Per share amounts:
           Primary ..............................     $      0.79
           Fully diluted ........................     $      0.76

            The pro forma financial information presented above is not necessarily indicative of any trends or results that may be expected for any other period. Pro forma financial information for business acquisitions and dispositions made in 1996 and 1995 are not presented because the effects on the Company's operating results are not material.

            In March 1997, the Company sold its M&B Ventures, Inc. home health business, which operated in South Carolina under the assumed business name of Doctor's Home Health, Inc. Proceeds from the sale were approximately $2,400,000, which approximates the book value of the business. The operations of Doctor's Home Health, Inc. had revenues of approximately $7,227,000, $8,870,000 and $7,340,000 for 1996, 1995 and 1994, respectively.

                           APRIA HEALTHCARE GROUP INC.

NOTE 3 -- PROPERTY, EQUIPMENT AND IMPROVEMENTS

            Property, equipment and improvements consists of the following:

                                                              DECEMBER 31,
                                                        -----------------------
                                                          1996          1995
                                                        ---------     ---------
                                                            (IN THOUSANDS)

            Land and improvements ..................    $      88     $      88
            Buildings and leasehold improvements ...       22,067        14,620
            Equipment and furnishings ..............       69,136        56,507
            Information systems ....................      112,215        74,741
                                                        ---------     ---------
                                                          203,506       145,956
            Less accumulated depreciation ..........      (83,476)      (65,848)
                                                        ---------     ---------
                                                        $ 120,030     $  80,108
                                                        =========     =========

NOTE 4 -- INTANGIBLE ASSETS

            Intangible assets consists of the following:

                                                             DECEMBER 31,
                                                      -------------------------
                                                        1996            1995
                                                      ---------       ---------
                                                           (IN THOUSANDS)

            Covenants not to compete ...........      $  31,824       $  32,815
            Goodwill ...........................        327,821         319,571
                                                      ---------       ---------
                                                        359,645         352,386
            Less accumulated amortization ......        (47,055)        (33,244)
                                                      ---------       ---------
                                                      $ 312,590       $ 319,142
                                                      =========       =========


NOTE 5 -- CREDIT FACILITY AND LONG-TERM DEBT

            Long-term debt consists of the following:

                                                                                  DECEMBER 31,
                                                                             -----------------------
                                                                               1996          1995
                                                                             ---------     ---------
                                                                                  (IN THOUSANDS)

            Notes payable relating to revolving credit facilities ...........$ 420,000     $ 286,300
            9.5% senior subordinated notes ..................................  200,000       200,000
            Other, interest at rates ranging from 4.1% to 10.3%, payments
              due at various dates through December 1998 ....................    1,267         4,071
            Capital lease obligations (see Note 9) ..........................   19,790        16,520
                                                                             ---------     ---------
                                                                               641,057       506,891
            Less: Current maturities ........................................  (11,588)       (9,652)
                     Unamortized deferred debt costs ........................   (6,193)       (6,584)
                                                                             ---------     ---------
                                                                             $ 623,276     $ 490,655
                                                                             =========     =========

            Credit Agreement: Effective August 9, 1996, the Company executed a credit agreement with a syndicate of banks and Bank of America, as administrative agent. The agreement, which expires in August 2001, provides a revolving loan facility of up to $800,000,000. Proceeds were used, among other purposes, to retire borrowings under the previous credit agreement with Banque Paribas.

            The agreement provides for variable rate interest options including the higher of the Federal Funds Rate plus 0.5% per annum or the Bank of America "reference" rate, or a rate based on the London Interbank Offered Rate ("LIBOR") plus an additional increment of 1.0% per annum, which increment may be reduced to as little as 0.35% per annum, if the Company achieves certain targeted ratios of debt to earnings before interest, taxes, depreciation and amortization. The effective interest rate at December 31, 1996 was 6.3% for borrowings of $420,000,000. The credit agreement requires payment of commitment fees of .125% to .25% on

                           APRIA HEALTHCARE GROUP INC.

the unused portion of the facility and contains numerous restrictions, including but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments and restrictions on cash dividends, loans and other distributions.

            At December 31, 1996, the Company's outstanding letters of credit amounted to $470,000 and credit available under the revolving credit facility was $379,530,000.

            The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap and cap agreements are used as a means of managing the Company's interest rate exposure. The swap agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreement. The Company's exposure to credit loss under these arrangements is limited to the interest rate spread in the event of non-performance by the counterparties to the contracts. The Company is currently party to two swap agreements: an 18-month agreement covering $280,000,000 in notional principal with a fixed interest rate of 5.73% and a two-year agreement covering $100,000,000 of notional principal with a fixed interest rate of 5.55%. Both agreements allow the counterparty an option to terminate after one year, with the $280,000,000 swap terminating in February 1998 and the $100,000,000 swap terminating in November 1998 if these options are not exercised. For the fiscal year ended December 31, 1996, the Company received interest at a weighted average rate of 6.5% and paid interest at a weighted average rate of 6.1%, the difference of which represents the benefit derived by the Company. Payment or receipt of the interest differential is made on a monthly and quarterly basis for the $100,000,000 and $280,000,000 agreements, respectively, and recognized monthly in the financial statements as an adjustment to interest expense. The Company was previously a party to an interest rate cap agreement which expired in July of 1996. The cap agreement limited the three-month LIBOR rate to 6% on indebtedness of up to $50,000,000. The Company received no benefit from the cap agreement in fiscal year 1996.

            The carrying amount of the revolving credit facility approximates fair market value because the underlying instruments are variable notes that reprice frequently.

            9.5% Senior Subordinated Notes: The 9.5% senior subordinated notes mature November 1, 2002 and are subordinated to all senior debt of the Company and senior in right of payment to subordinated debt of the Company. The fair value of these notes, as determined by reference to quoted market prices, is $209,940,000 and $210,340,000 at December 31, 1996 and 1995, respectively.

            Maturities of long-term debt, exclusive of capital lease obligations, for the five years ending December 31, 2001 and thereafter, are as follows:

                                                                      (IN THOUSANDS)
                                                                      --------------

            1997 .....................................................  $  1,046
            1998 .....................................................       221
            1999 .....................................................         -
            2000 .....................................................         -
            2001 .....................................................   420,000
            Thereafter ...............................................   200,000
                                                                        --------
                                                                        $621,267
                                                                        ========

            Total interest paid in 1996, 1995 and 1994 amounted to $44,341,000, $37,454,000 and 32,395,000, respectively.

                           APRIA HEALTHCARE GROUP INC.

NOTE 6 -- STOCKHOLDERS' EQUITY

            Common Stock: The Company has granted registration rights to certain holders of Common Stock under which the Company is obligated to pay the expenses associated with certain of such registration rights.

            Under the Company's preferred stock purchase rights plan, the Company's common stockholders were granted one right for each share of Common Stock held. Each right allowed its holder to purchase one-hundredth of a share of Junior Participating Preferred Stock at a specified price, subject to adjustment. The rights become exercisable at certain times associated with a transaction whereby a person or group of affiliated persons acquires beneficial ownership of 20% or more of the Company's general voting power, unless the Board of Directors determines the transaction to be fair and in the best interests of the Company and its stockholders.

            Stock Compensation Plans: The Company has various stock-based compensation plans, which are described below. The Company applies the provisions of APB No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized upon granting of options under its fixed stock option plans and in 1995, the Company recognized $542,000 in compensation cost related to accelerated vesting on options awarded in earlier years. No compensation cost has been recognized for its performance-based plan or its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The provisions of SFAS No. 123 have been applied to awards with grant dates in 1996 and 1995, only. Therefore, until the new rules are applied to all outstanding, nonvested awards, the compensation cost reflected in the pro forma amounts presented below is not indicative of future amounts.

                                                           1996          1995
                                                        ----------    -----------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
            Net income (loss):
                As reported ........................... $   33,300    $  (74,476)
                Pro forma ............................. $   29,649    $  (76,359)

            Primary earnings (loss) per share:
                As reported ........................... $     0.64    $    (1.58)
                Pro forma ............................. $     0.58    $    (1.62)

            Fully diluted earnings (loss) per share:
                As reported ........................... $     0.64    $    (1.58)
                Pro forma ............................. $     0.58    $    (1.62)

            Fixed Stock Option Plans: The Company has various fixed stock option plans that provide for the granting of incentive or non-statutory options to its key employees, non-employee members of the Board of Directors, consultants and independent contractors. In the case of incentive stock options, the exercise price may not be less than the fair market value of the Company's stock on the date of the grant, and may not be less than 110% of the fair market value of the Company's stock on the date of the grant for any individual possessing 10% or more of the voting power of all classes of stock of the Company. The options become exercisable over periods ranging from three to five years and expire not later than ten years from the date of grant. Approximately 5,214,000 shares of Common Stock are reserved for future issuance upon exercise of fixed options.

            For purposes of pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995: risk-free interest rates ranging from 6.91% to 6.33% and 7.69% to 5.55% for 1996 and 1995, respectively; dividend yield of 0% for both years; expected lives ranging from 1.25 to 6.58 years for both years; and volatility of 43% for both years.

                           APRIA HEALTHCARE GROUP INC.

            A summary of the status of the Company's fixed stock option plans as of December 31, 1996, 1995 and 1994, and the activity during the years ending on those dates is presented below:

                                                               1996                          1995
                                                       ---------------------------  --------------------------
                                                                     WEIGHTED-                   WEIGHTED-
                                                                      AVERAGE                      AVERAGE
                                                         SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                                                       ----------   --------------  ----------  --------------
Outstanding - beginning of year .....................   4,111,824     $   15.22      4,008,801     $  10.32
Granted:
  Exercise price equal to fair value ................     710,800     $   18.60      2,280,475     $  22.06
  Exercise price greater than fair value ............      10,000     $   28.25              -
  Exercise price less than fair value ...............      25,000     $   10.00              -
  Substitute options granted for outstanding
    options of acquired company .....................
Exercised ...........................................  (1,073,804)    $    9.67     (1,233,243)    $   8.32
Forfeited ...........................................    (352,348)    $   20.41       (944,209)    $  19.96
                                                       ----------                   ----------

Outstanding - end of year ...........................   3,431,472     $   17.12      4,111,824     $  15.22
                                                       ==========                   ==========
Activity from October 1, 1994 to December 31, 1994
  (see note 1):
  Granted ...........................................
  Exercised .........................................
  Forfeited .........................................


Outstanding - end of year, as restated ..............

Exercisable at end of year ..........................   1,281,402     $   13.99      1,541,461     $   9.56
                                                       ==========                   ==========

Weighted-average fair value of options
granted during the year .............................                 $    9.92                    $  11.01

                                                                1994
                                                       ----------------------------
                                                                       WEIGHTED-
                                                                        AVERAGE
                                                          SHARES     EXERCISE PRICE
                                                       ----------   ---------------
Outstanding - beginning of year ....................... 4,062,351     $    8.59
Granted:
  Exercise price equal to fair value .................. 1,178,110     $   15.53
  Exercise price greater than fair value ..............         -
  Exercise price less than fair value .................    25,200     $   14.11
  Substitute options granted for outstanding
    options of acquired company .......................   308,622     $    7.56
Exercised .............................................  (394,933)    $    4.63
Forfeited .............................................(1,087,129)    $   11.24
                                                        ----------    ---------

Outstanding - end of year .............................  4,092,221    $   10.22


Activity from October 1, 1994 to December 31, 1994
  (see note 1):
  Granted .............................................     12,000    $   16.50
  Exercised ...........................................    (51,220)   $    4.44
  Forfeited ...........................................    (44,200)   $   10.16
                                                        ----------

Outstanding - end of year, as restated ................  4,008,801    $   10.32
                                                        ==========

Exercisable at end of year ............................  1,374,944    $    6.64
                                                        ==========

Weighted-average fair value of options
granted during the year ...............................


            The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                          ------------------------------------------------  ------------------------------
                                             WEIGHTED-
                             NUMBER           AVERAGE         WEIGHTED-        NUMBER          WEIGHTED-
                           OUTSTANDING       REMAINING         AVERAGE       EXERCISABLE        AVERAGE
RANGE OF EXERCISE PRICES  AS OF 12/31/96  CONTRACTUAL LIFE  EXERCISE PRICE  AS OF 12/31/96  EXERCISE PRICE
------------------------  --------------  ----------------  --------------  --------------  --------------
      $ 0.75 - $ 9.83          310,983          4.29            $  4.71          310,983        $  4.71
      $10.00 - $14.29          524,581          5.69            $ 12.21          351,598        $ 12.49
      $15.09 - $18.50        1,143,928          8.71            $ 17.10          284,107        $ 16.60
      $20.00 - $20.50        1,153,380          8.77            $ 20.50          245,182        $ 20.48
      $25.25 - $29.00          298,600          8.32            $ 25.72           89,532        $ 25.99
                             ---------          ----            -------        ---------        -------
      $ 0.75 - $29.00        3,431,472          7.83            $ 17.12        1,281,402        $ 13.99

                           APRIA HEALTHCARE GROUP INC.

            Performance-Based Stock Option Plan: The Company's Long-Term Senior Management Equity Plan provided for the granting of non-statutory stock option awards to key members of senior management at fair market value on the date of the grant. The Plan provided for vesting at the rate of 25% per year beginning in 1995 and accelerated vesting upon the occurrence of certain events and the achievement of certain cumulative and annual earnings per share targets. As a result of the 1995 merger, half of the outstanding options vested. An additional 32% of the outstanding options vested in 1995 based on the achievement of the targeted cumulative earnings per share amount. No further vesting occurred in 1996. Options awarded under this plan expire ten years from the date of grant. No options were granted in 1996 or 1995 under this plan, and no further grants are authorized. Approximately 920,000 shares of Common Stock are reserved for future issuance upon exercise of stock options under this plan.

            A summary of the status of the Company's performance-based stock option plan as of December 31, 1996, 1995 and 1994, and the activity during the years ending on those dates is presented below:

                                                    1996                         1995                        1994
                                           --------------------------   -----------------------      ------------------------
                                                          WEIGHTED-                     WEIGHTED-                   WEIGHTED-
                                                          AVERAGE                        AVERAGE                   AVERAGE
                                             SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                           ---------   --------------   ---------   --------------   ---------   --------------
Outstanding - beginning of year .........  1,365,400     $   11.20      1,858,000     $   11.54      1,894,000     $   11.20
Granted .................................          -                            -                      176,000     $   14.63
Exercised ...............................   (416,878)    $   11.13       (239,600)    $   12.54              -
Forfeited ...............................    (28,800)    $   11.00       (253,000)    $   12.41       (116,000)    $   11.17
                                           ---------                    ---------                    ---------

Outstanding - end of year ...............    919,722     $   11.24      1,365,400     $   11.20      1,954,000     $   11.51
                                           =========                    =========
Activity from October 1, 1994
to December 31, 1994 (see note 1):
Forfeited ...............................                                                              (96,000)    $   11.00
                                                                                                     ---------

Outstanding - end of year, as restated ..                                                            1,858,000     $   11.54
                                                                                                     =========

Exercisable at end of year ..............    702,282     $   11.24        681,400     $   11.19              -
                                           =========                    =========


               As of December 31, 1996, the 702,282 options outstanding under the performance-based plan have exercise prices between $11.00 and $13.50 and a weighted-average remaining contractual life of 5.41 years.

               Employee Stock Purchase Plan: Under the 1994 Employee Stock Purchase Plan (the "Plan"), the Company was authorized to issue up to 350,000 shares of Common Stock to its full-time employees, nearly all of whom were eligible to participate. This Plan was effectively terminated on December 31, 1995 and was replaced by a noncompensatory plan in 1996. Under the terms of the Plan, participants could choose to have up to 10% of their annual base earnings withheld to purchase the Company's Common Stock. The purchase price of the stock was the lesser of the beginning-of-the-year market price or 85% of the end-of-year market price. Under the Plan, the Company sold 21,456 shares to employees in 1995. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1995: risk-free interest rate of 7.23%; dividend yield of 0%; an expected life of one year; and expected volatility of 68.7%. The weighted-average fair value of purchase rights granted in 1995 was $5.76.

                           APRIA HEALTHCARE GROUP INC.

NOTE 7 -- CERTAIN OPERATING STATEMENT CAPTIONS

            Restructuring Costs: In connection with the 1995 merger, the Company adopted a plan to restructure and consolidate its operating locations and administrative functions within specific geographic areas. The principal elements of the plan included a workforce reduction of approximately 1,220 employees across all employee groups, the consolidation of approximately 120 branch locations and the conversion of continuing branches to a standardized information system. The plan, which was completed by September 1996, resulted in a restructuring charge in 1995 of approximately $68,304,000 consisting of accrued costs and impairments.

            Through December 31, 1995, the Company had completed a significant portion of the plan, including the consolidation of approximately 105 branch locations and a reduction of approximately 1,120 employees. The Company's decision to consolidate branches and standardize branch information systems resulted in write-offs of excess patient service equipment, leasehold improvements and the hardware and capitalized software related to information systems being discontinued. Approximately $1,325,000 in hardware and capitalized software costs, representing the approximate amount of depreciation attributable to the expected period of usage prior to completion of the conversion plan, was included in property, equipment and improvements at December 31, 1995. The following table summarizes the principal components of the charge, amounts paid through December 31, 1996, and the remaining accrual at December 31, 1996.

                                                                     ACCRUALS        IMPAIRMENTS
                                                                     --------        -----------
                                                                         (IN THOUSANDS)

            Severance and related personnel costs................... $21,538          $     -
            Branch and billing center closures......................  13,709            9,354
            Information systems ....................................       -           22,160
            Other ..................................................   1,000              543
                                                                     -------          -------
                                                                      36,247          $32,057
                                                                     =======          =======
            Severance amounts paid through December 31, 1996........ (19,620)
            Other amounts paid through December 31, 1996............  (9,496)
                                                                     -------
            Accrual at December 31, 1996............................ $ 7,131
                                                                     =======

            The remaining accrual balance consists primarily of $2,058,000 for severance and related personnel costs and $4,941,000 for branch and billing center closure costs.

            1995 Provision for Doubtful Accounts: The 1995 provision for doubtful accounts includes (1) an adjustment made in the third quarter of approximately $26,300,000 to provide for an impairment in Abbey's infusion therapy receivables arising from integration activities associated with two prior business combinations and the Abbey/Homedco merger, and (2) a provision recorded in the fourth quarter of approximately $13,000,000, or 3.7% of accounts receivable, for the anticipated impact on realization resulting from field location consolidations, changes in billing and collection personnel, and information systems conversions. Such activities detracted from normal operations and resulted in billing and collection delays which reduced the ultimate collectibility of accounts receivable.

            1995 Merger Costs: Merger costs totaling $12,193,000 were incurred and paid during 1995 and consisted primarily of investment banking fees of $4,899,000, accounting, consulting, legal and filing fees of $4,767,000 and liability insurance of $1,699,000 covering directors and officers of the predecessor companies against premerger claims.

            1996 Employee Contracts, Benefit Plan and Claim Settlements: In 1996, the Company recorded $14,795,000 for benefit plan and claim settlements. Two lawsuits were settled which resulted in the recording of $5,272,000 for settlement amounts and related costs in excess of amounts previously accrued. The November 1996 termination of a proposed merger with Vitas Healthcare Corporation resulted in a settlement and associated costs totaling $6,223,000. Further, based on information provided by actuarial consultants, the estimated settlement loss on the termination of the Abbey defined benefit pension plan was increased by $3,300,000.

            1995 Employee Contracts, Benefit Plan and Claim Settlements: In 1995, the Company accrued $20,367,000 for employee contract, benefit plan and claim settlements. The accrual included $14,407,000 provided for employee and payroll tax related claims and lawsuits, $3,481,000 to settle certain employee contracts, and the settlement loss of $2,275,000 for the termination of the Abbey

                           APRIA HEALTHCARE GROUP INC.

Medical, Inc. Employee Retirement Plan, a defined benefit pension plan. At December 31, 1995, the remaining accrual was $10,479,000, all of which was settled and paid during 1996.


NOTE 8 -- INCOME TAXES

            Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                             (IN THOUSANDS)
            Deferred tax liabilities:
              Tax over book depreciation ............................... $ 13,220     $  7,836
              Intangible assets ........................................      718        1,733
              Other, net ...............................................    2,889        3,552
                                                                         --------     --------
            Total deferred tax liabilities .............................   16,827       13,121

            Deferred tax assets:
              Allowance for doubtful accounts ..........................   33,105       34,194
              Accruals .................................................   13,404       24,855
              Asset valuation reserves .................................    2,379       13,371
              Net operating loss carryforward, limited by Section 382 ..   23,985       19,771
              AMT credit carryover .....................................    4,977            -
              Other, net ...............................................      457        3,047
                                                                         --------     --------
            Total deferred tax assets ..................................   78,307       95,238
            Valuation allowance ........................................  (31,517)     (36,234)
                                                                         --------     --------
            Net deferred tax assets ....................................   46,790       59,004
                                                                         --------     --------
            Net deferred taxes ......................................... $ 29,963     $ 45,883
                                                                         ========     ========
            Current deferred tax assets, net of current deferred
              tax liabilities .......................................... $ 31,106     $ 45,883
            Non-current deferred tax liabilities, net of non-current
              deferred tax assets ......................................    1,143            -
                                                                         --------     --------
            Net deferred taxes ......................................... $ 29,963     $ 45,883
                                                                         ========     ========

            The reduction in 1996 of net deferred tax assets was based primarily on the deductibility in 1996 of certain accruals and merger-related reserves established in 1995. The Company's future taxable income assumption considers the Company's pretax earnings in 1996 and in the fourth quarter of 1995, the Company's history of earnings in periods prior to the merger, and certain revenue concentration uncertainties (see Note 12).

            At December 31, 1996, the Company's federal operating loss carryforwards approximated $125,000,000 which begin to expire in 2003. Additionally, the Company has various state operating loss carryforwards which begin to expire in 1997. As a result of an ownership change in 1992 which met specified criteria of Section 382 of the Internal Revenue Code, future use of federal and state operating loss carryforwards are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $60,000,000 each of the Company's federal and state operating loss carryforwards may expire unused.

            A valuation allowance is provided primarily against the Company's net operating loss carryforwards and certain other deferred tax assets, the expected use of which exceeds beyond the Company's earnings assumption and are not otherwise offset by deferred tax liabilities.

                           APRIA HEALTHCARE GROUP INC.

            Income tax (benefit) expense consists of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                  ----------------------------------
                                                    1996         1995         1994
                                                  --------     --------     --------
                                                           (IN THOUSANDS)
            Currently (refundable) payable:
              Federal ........................... $ (7,917)    $ (9,569)    $ 17,746
              State .............................      177          495        3,984
                                                  --------     --------     --------
                                                    (7,740)      (9,074)      21,730
            Deferred tax benefit or liability:
              Federal ...........................   14,106      (16,810)       3,650
              State .............................    1,814       (2,738)         381
                                                  --------     --------     --------
                                                    15,920      (19,548)       4,031

            Tax benefits credited to paid-in
              capital and goodwill...............   10,548        9,681        1,343
                                                  --------     --------     --------
                                                  $ 18,728     $(18,941)    $ 27,104
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

            Differences between the Company's income tax expense (benefit) and an amount calculated utilizing the federal statutory rate are as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                   1996         1995          1994
                                                                                 --------     ---------     --------
                                                                                            (IN THOUSANDS)

Income tax expense (benefit) at statutory rate.................................. $ 18,210     $ (30,742)    $ 21,952
Non-deductible goodwill and merger costs........................................    2,426         4,907        1,353
Use of net operating loss carryforward..........................................        -             -       (1,453)
Tax benefit of deferred items not (previously) currently recognized.............   (2,705)        5,287            -
Tax benefit of acquired company.................................................        -             -        2,142
State taxes, net of federal benefit and state loss carryforwards................        -           825        3,116
Other...........................................................................      797           782           (6)
                                                                                 --------     ---------     --------
                                                                                 $ 18,728     $ (18,941)    $ 27,104
                                                                                 ========     =========     ========

            Net income taxes (refunded) or paid in 1996, 1995 and 1994, amounted to $(963,000), $15,159,000 and $25,323,000, respectively.


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

            In addition, during 1996, 1995 and 1994, the Company acquired patient service equipment, information systems and equipment and furnishings totaling $12,021,000, $5,876,000 and $10,719,000, respectively, under capital lease arrangements with lease terms ranging from two to five years. Amortization of the leased patient service equipment and information systems amounted to $9,314,000, $4,410,000 and $5,669,000 in 1996, 1995 and 1994, respectively.

                           APRIA HEALTHCARE GROUP INC.

            The following amounts for assets acquired under capital lease obligations are included in both the patient service equipment and property, equipment and improvements:

                                                              DECEMBER 31,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
                                                              (IN THOUSANDS)
            Patient service equipment ............      $  1,930       $  3,145
            Information systems ..................        31,474         19,891
            Equipment and furnishings ............         3,648          3,796
            Buildings and improvements ...........            66            565
                                                        --------       --------
                                                          37,118         27,397
            Less accumulated depreciation ........       (15,270)        (9,905)
                                                        --------       --------
                                                        $ 21,848       $ 17,492
                                                        ========       ========

            Future minimum payments by year and in the aggregate required under noncancellable operating leases and capital lease obligations consist of the following at December 31, 1996:

                                                          CAPITAL      OPERATING
                                                          LEASES        LEASES
                                                         ---------     ---------
                                                             (IN THOUSANDS)

1997 ................................................    $  11,477     $  46,583
1998 ................................................        7,517        40,864
1999 ................................................        2,120        34,730
2000 ................................................            -        25,155
2001 ................................................            -        17,215
Thereafter ..........................................            -        27,904
                                                         ---------     ---------
                                                            21,114     $ 192,451
                                                                       =========
Less interest included in minimum lease payments ....       (1,324)
                                                         ---------
Present value of minimum lease payments .............       19,790
Less current portion ................................      (10,542)
                                                         ---------
                                                         $   9,248
                                                         =========

            Rent expense in 1996, 1995 and 1994 amounted to $46,493,000, $47,602,000 and $37,855,000, respectively. Facilities leased from a lessor in which an employee has a financial interest amounted to annual rent expense of $208,000 in each of the three fiscal years presented.


NOTE 10 -- EMPLOYEE BENEFIT PLANS

            The Company had two defined contribution plans and a defined benefit plan covering substantially all employees. The defined contribution plans were 401(k) plans whereby eligible employees voluntarily contributed up to a defined percentage of their annual compensation. Employee contributions were partially matched by the Company under one plan. Total expenses to the Company relating to the defined contribution plans for 1996, 1995 and 1994 were $4,370,000, $2,980,000 and $3,080,000, respectively.

            Effective January 1, 1996, the net assets of the Abbey 401(k) plan were transferred into the Apria 401(k) plan, formerly the Homedco 401(k) plan. As amended, the plan provides eligibility for all employees having completed one year of service with at least 1,000 hours worked annually. Participants may contribute up to 16% of annual basic earnings. Employee contributions are matched 50% for the first 8% by the Company.

            On September 22, 1995, the defined benefit plan trustees agreed to terminate the defined benefit plan effective April 1, 1996. As a result, the Company recognized costs to terminate the plan of $3,300,000 and $2,275,000 in 1996 and 1995, respectively.

                           APRIA HEALTHCARE GROUP INC.

On February 11, 1997, the Company received a favorable determination letter from the Internal Revenue Service and anticipates final benefit distributions to participants to occur in the second quarter of 1997.

            Prior to the termination, the defined benefit plan benefits were based upon years of service and the employees' average compensation over the last five years of employment. The Company's funding policy was to fund the recommended amount as determined by the plan's actuaries. Contributions were intended to provide not only for benefits attributed to services performed to date, but also for those expected to be earned in the future. Net periodic pension cost included in selling, distribution and administration expenses amounted to $925,000 and $1,136,000 in 1995 and 1994, respectively.


NOTE 11 -- RELATED PARTY TRANSACTIONS

            In December 1992, pursuant to a secured promissory note agreement, the Company loaned $1,250,000 to an officer/director. The note bore interest at 8% per annum and principal and interest were due December 28, 1996. During 1995 and 1994, principal and interest of $196,000 and $188,000, respectively, were canceled and recorded as compensation expense. Pursuant to the terms of a severance agreement dated November 7, 1995, the remaining outstanding principal and related interest totaling $397,000 was forgiven and was recorded as compensation expense in 1995.

            Through September 1995, the Company retained a firm, in which a member of the Board of Directors of the Company is a managing director, to provide ongoing financial advisory services. During 1995 and 1994, the firm was paid fees of $3,810,000 and $910,000, respectively, in connection with various financing transactions and other investment banking activities. The fees paid in 1995 related primarily to the Abbey/Homedco merger.

            In connection with the Protocare acquisition, the Company assumed from Protocare a 9% loan to an officer of the Company which amounted to $597,000. The officer resigned in May 1995 and the outstanding principal and interest on this assumed loan, amounting to $499,000 and $288,000, was forgiven and expensed in 1995 and 1994, respectively. In December 1994, the Company made an interest bearing loan of $100,000, which is due in December 1997, to the same officer.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

            Purchase Commitments: On September 1, 1994, the Company entered into a five-year agreement to purchase medical supplies totaling $112,500,000, with annual purchases ranging from $7,500,000 in the first year to $30,000,000 in the third through fifth years. Failure to purchase at least 90% of the annual commitment would have resulted in a penalty of 10% of the difference between the annual commitment and actual purchases, beginning with the twelve month period ended August 31, 1996. Actual purchases for that period exceeded the annual commitment by 54%.

            Litigation: The Company is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which are not determinable at this time. The Company has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of Management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company's consolidated results of operations and financial position. In 1996 and 1995, certain claims and lawsuits were settled and the Company paid amounts, including the cost of defense, totaling approximately $16,619,000 and $10,590,000, respectively. Charges to income of $11,533,000 and $12,400,000 were taken in 1996 and 1995, respectively, to provide for probable losses related to matters arising in each period and to revise estimates for matters arising in previous periods. Subsequent to year end, the Company settled claims totaling $139,000.

            Certain Concentrations: Approximately 50% of the Company's revenues are derived from the provision of respiratory therapy services, a significant portion of which is reimbursed under the Federal Medicare program. Various budgets currently under consideration by Congress and the Clinton Administration propose reductions in Medicare spending including, among other matters, reimbursement for home oxygen. It is currently uncertain whether a budget agreement affecting home oxygen reimbursement will be reached or whether other regulatory changes to oxygen reimbursement will be made and the ultimate impact such changes may have on the Company's future revenues.

                           APRIA HEALTHCARE GROUP INC.

            The Company currently purchases approximately 32% of its patient service equipment and supplies from two suppliers. Although there are a limited number of suppliers, Management believes that other suppliers could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue which could adversely affect operating results.

            Other: Management is not aware of any material claims or disputes related to any of its third-party reimbursement arrangements.


NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                      QUARTER
                                                             ----------------------------------------------------------
                                                               FIRST          SECOND           THIRD           FOURTH
                                                             ---------       ---------       ---------        ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

1996
Net revenues .........................................       $ 295,303       $ 306,579       $ 306,026        $ 273,235
Gross profit .........................................         201,212         209,636         212,109          157,511
Operating income (loss) ..............................          42,868          46,234          45,231          (33,056)
Net income (loss) ....................................       $  20,326       $  21,908       $  20,749        $ (29,683)

Per share amounts:
  Primary:
    Net income (loss) ................................       $    0.39       $    0.42       $    0.40        $   (0.58)
  Fully diluted:
    Net income (loss) ................................       $    0.39       $    0.42       $    0.40        $   (0.58)



1995
Net revenues .........................................       $ 284,609       $ 287,286       $ 277,670        $ 284,035
Gross profit .........................................         199,073         199,016         178,833          195,679
Operating income (loss) ..............................          36,032          22,115        (133,948)          28,324
Income (loss) before extraordinary charge ............          15,792           7,497        (112,166)          17,399
Net income (loss) ....................................       $  15,792       $   4,499       $(112,166)       $  17,399

Per share amounts:
  Primary:
    Income (loss) before extraordinary charge ........       $    0.34       $    0.15       $   (2.32)       $    0.34
    Net income (loss) ................................       $    0.34       $    0.09       $   (2.32)       $    0.34
  Fully diluted:
    Income (loss) before extraordinary charge ........       $    0.32       $    0.15       $   (2.32)       $    0.34
    Net income (loss) ................................       $    0.32       $    0.09       $   (2.32)       $    0.34

            The operating results for the fourth quarter of 1996 include adjustments based on Management's year-end analysis of accounts receivable to reduce revenues and accounts receivable by $32,300,000 and increase the allowance for doubtful accounts by $9,000,000. The adjustment to revenues represents an estimate of the amount of year-end accounts receivable that will ultimately be written off due to price discrepancies, failure to obtain payor authorizations, missed filing deadlines and other reasons unrelated to credit risk. Revenue adjustments are normally identified and recorded by the Company at the point of cash application or upon account review. The increase in the Company's average collection period during the year, the significant number of system conversions performed in the second and third quarters of 1996 and an increased turnover rate in 1996 among billing and collection personnel resulted in a slow down in cash applications and account reviews, an increased rate of billing errors in the second half of 1996, delays in the identification and recording of revenue adjustments and an increased level of unidentified revenue adjustments in the year-end accounts receivable balance. Although some portion of the revenue adjustment relates to transactions originally recorded in periods prior to the fourth quarter, Management does not believe a reasonably accurate allocation of the adjustment to

                           APRIA HEALTHCARE GROUP INC.

prior quarters is determinable. The adjustment to the allowance for doubtful accounts was due in part to an increase in the fourth quarter in the amount of accounts aged in excess of 180 days.

            The fourth quarter of 1996 also includes a $10,000,000 adjustment to provide for excess and obsolete patient service equipment and supplies which was determined based on the Company's year-end physical inventory and quantity reconciliation procedures. In addition, two lawsuits were settled in the fourth quarter which resulted in the accrual of $5,272,000 for settlement amounts and related costs in excess of amounts previously accrued. The November 1996 termination of a proposed merger with Vitas Healthcare Corporation resulted in a settlement and associated costs totaling $6,223,000, which was accrued and paid in the fourth quarter. Further, based on information provided by actuarial consultants, the estimated settlement loss on the termination of the Abbey defined benefit plan was increased by $3,300,000 in the fourth quarter.

            Gross profit in the third quarter of 1996 reflects a change in the depreciable lives of certain classes of patient service equipment. The change was based on Management's analysis which indicated that the equipment would continue in service beyond the economic lives over which they were being depreciated. The change resulted in a reduction to the cost of revenues in the third quarter of $3,200,000 of which $2,900,000 related to a single asset type for which the depreciable life was extended from four to twelve months. The impact to the year ended December 31, 1996 was a reduction in the cost of net revenues of $6,400,000. The impact to net income per share for the third quarter of 1996 and the year ended December 31, 1996 were increases of $.04 and $.08, respectively.

            The quarterly financial information presented for 1995 reflects the conformed accounting policies of Homedco and Abbey (see Note 2).

            The second and third quarters of 1995 include charges of approximately $12,900,000 and $133,800,000, respectively, relating to restructuring, merger and integration activities and to accounts receivable valuation and employment-related matters. During the fourth quarter of 1995, the Company reevaluated the estimates inherent in the restructuring and other merger-related costs recorded through the end of the third quarter. This evaluation resulted in a reallocation of expenses which increased the provision for doubtful accounts by $13,000,000 and reduced restructuring costs and other merger-related costs by $10,316,000 and $2,684,000, respectively. Additionally, an extraordinary charge on debt refinancing of approximately $2,998,000, net of income taxes of $1,686,000, was recorded in the second quarter of 1995.

                           APRIA HEALTHCARE GROUP INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                               Additions
                                                                         -----------------------
                                                          Balance at     Charged to   Charged to                Balance at
                                                          Beginning      Costs and    Other                       End of
                                                          of Period      Expenses     Accounts     Deductions     Period
                                                          ----------     ---------    ----------   ----------    ---------

Year ended December 31, 1996
 Deducted from asset accounts:
   Allowance for revenue adjustments.....................  $       -     $       -     $ 32,300(g)  $       -     $  32,300

   Allowance for doubtful accounts.......................     86,567        67,040          608(c)     80,406        73,809
   Reserve for inventory excess,
      obsolescence and shrinkage.........................      5,754         3,013            -         6,942         1,825
   Reserve for patient service equipment
      excess, obsolescence and shrinkage.................     11,860         7,500            -        14,548         4,812
                                                           ---------     ---------     --------     ---------     ---------
                        Totals...........................  $ 104,181     $  77,553     $ 32,908     $ 101,896     $ 112,746
                                                           =========     =========     ========     =========     =========


Year ended December 31, 1995
 Deducted from asset accounts:
   Allowance for doubtful accounts ......................  $  61,038     $ 100,463(a)  $  2,655(f)  $  77,589     $  86,567
   Reserve for inventory excess,
      obsolescence and shrinkage ........................      3,952         2,898(e)         8(f)      1,104         5,754
   Reserve for patient service equipment
      excess, obsolescence and shrinkage ................      4,546         9,216(e)       117(f)      2,019        11,860
                                                           ---------     ---------     --------     ---------     ---------
                        Totals...........................  $  69,536     $ 112,577     $  2,780     $  80,712     $ 104,181
                                                           =========     =========     ========     =========     =========


Year ended December 31, 1994
 Deducted from asset accounts:
   Allowance for doubtful accounts ......................  $  52,102     $  48,718(b)  $  9,089(c)  $  48,871(d)  $  61,038
   Reserve for inventory excess,
      obsolescence and shrinkage ........................      3,143         1,124            -           316         3,952
   Reserve for patient service equipment
      excess, obsolescence and shrinkage ................      1,810         3,312          448         1,024         4,546
                                                           ---------     ---------     --------     ---------     ---------
                        Totals...........................  $  57,055     $  53,154     $  9,537     $  50,211     $  69,536
                                                           =========     =========     ========     =========     =========

----------

(a)         See Note 7 to the Consolidated Financial Statements.

(b) Includes $2,002 for discontinued operations for the year ended December 31, 1994.

(c)         Includes amounts added in conjunction with business acquisitions.

(d) Includes the charge-off of uncollectible accounts receivable and a reversal of the allowance for doubtful accounts related to discontinued operations for the year ended December 31, 1994.

(e) Includes amounts recorded to conform the accounting policies of Abbey and Homedco.

(f) Represents the net activity for Homedco for the period of October 1, 1994 through December 31, 1994. See Note 2 to the Consolidated Financial Statements.

(g) Amount charged against net revenues. See Note 13 to the Consolidated Financial Statements.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 1997

                                            APRIA HEALTHCARE GROUP INC.

                                            By: /s/ JEREMY M. JONES
                                               --------------------------
                                                 Jeremy M. Jones
                                                 Chairman of the Board and Chief
                                                 Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                                                   DATE
-----------------------------     ------------------------------------------------         --------------

/s/ JEREMY M. JONES               Chairman of the Board and                                March 25, 1997
-----------------------------     Chief Executive Officer
Jeremy M. Jones                   (Principal Executive Officer)


/s/ LAWRENCE H. SMALLEN           Chief Financial Officer, Senior Vice                     March 25, 1997
-----------------------------     President, Finance and Treasurer
Lawrence H. Smallen               (Principal Financial Officer)


/s/ JAMES E. BAKER                Vice President, Controller                               March 25, 1997
-----------------------------     (Principal Accounting Officer)
James E. Baker


/s/ DAVID L. GOLDSMITH            Director                                                 March 25, 1997
-----------------------------
David L. Goldsmith


/s/ LEONARD GREEN                 Director                                                 March 25, 1997
-----------------------------
Leonard Green


/s/ TERRY HARTSHORN               Director                                                 March 25, 1997
-----------------------------
Terry Hartshorn


/s/ CHARLES D. MARTIN             Director                                                 March 25, 1997
-----------------------------
Charles D. Martin


/s/ FREDERICK S. MOSELEY, IV      Director                                                 March 25, 1997
-----------------------------
Frederick S. Moseley, IV


/s/ VINCENT M. PRAGER             Director                                                 March 25, 1997
-----------------------------
Vincent M. Prager


/s/ H.J. MARK TOMPKINS            Director                                                 March 25, 1997
-----------------------------
H.J. Mark Tompkins

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER                         DESCRIPTION                             PAGE/REF.
------                         -----------                             ---------


2.1         Amendment to Amended and Restated Agreement and Plan of         (g)
            Merger dated June 24, 1994, among Abbey, Abbey
            Healthcare Acquisition Corp. and Protocare, Inc.

2.2         Agreement and Plan of Merger dated March 1, 1995 between        (h)
            Abbey and Homedco.

2.3         Agreement and Plan of Merger dated March 1, 1995, as            (l)
            amended on May 18, 1995, by and between Abbey and Homedco.

2.4         Agreement for the Sale and Purchase of the Whole of the         (m)
            Issued Share Capital of The Omnicare Group Limited and
            Assumption of Certain Liabilities, dated June 20, 1995, between Abbey Health Services Limited and Stanton
            Industries Limited.

3.1         Restated Certificate of Incorporation of Registrant.            (i)

3.2 Amended and Restated Bylaws of Registrant, as amended on February 27, 1997.

3.3         Certificate of Ownership and Merger merging Apria               (m)
            Healthcare Group Inc. into Abbey and amending Abbey's
            Restated Certificate of Incorporation to change Abbey's name to "Apria Healthcare Group Inc."

4.1         Form of 9 1/2% Senior Subordinated Note due 2002.               (d)

4.2         Securities Purchase Agreement, dated November 4, 1991, by       (b)
            and among Abbey and the Purchasers named therein, together with the Forms of Warrants to Acquire Common
            Stock issued pursuant thereto.

4.3         Class A Warrant to Purchase of Common Stock, dated              (c)
            November 4, 1991, issued by Abbey to General Electric
            Capital Corporation.

4.4         Addendum Number One to Warrant to Acquire Common Stock          (c)
            dated January 2, 1992.

4.5         Indenture dated November 1, 1993, by and among Abbey,           (f)
            certain Subsidiary Guarantors defined therein and U.S.
            Trust Company of California, N.A.

4.6         Shareholder Rights Plan dated February 8, 1995, between         (h)
            Abbey and U. S. Stock Transfer Corporation, as Rights
            Agent.

4.7         Specimen Stock Certificate of the Registrant.                   (q)

4.8         Certificate of Designation of the Registrant.                   (i)

10.1        Abbey 1991 Stock Option Plan.                                   (b)

10.2        Abbey 1992 Stock Option Plan.                                   (a)

10.3        Agreement and Plan of Reorganization, dated September 1,        (f)
            1993, among AHH, Abbey, Life Air, Inc., Louis McNabb,
            M.D., Jagminder Bhalla, M.D., Clyde Dos Santos, M.D.,
            Hormohinder Gogia, M.D., William E. Matteson, James
            Pearle, M.D., Narindar Singh, M.D., Bruce Tammelin, M.D.,
            Dennis Wolin, and Brea Medical Group.

10.4        Abbey Schedule of Registration Procedures and Related           (e)
            Matters.

10.5        Abbey Employees' Retirement Plan, dated December 19, 1994.      (q)

10.6        Homedco 401(k) Savings Plan, restated effective October 1,      (q)
            1993, amended December 28, 1994.

                            EXHIBIT INDEX
                            -------------

EXHIBIT
NUMBER                        DESCRIPTION                              PAGE/REF.
-------                       -----------                              ---------

10.7        Apria/Homedco Stock Incentive Plan, dated June 28, 1995.        (k)

10.8        Stock Option Agreement dated March 23, 1995 between             (j)
            Homedco and Jeremy M. Jones.

10.9        Abbey Amended and Restated 1992 Stock Incentive Plan.           (p)

10.10       Executive Employment Agreement dated June 16, 1995 between      (o)
            Abbey and James F. Philipp.

10.11       Executive Employment Agreement dated June 23, 1995 between      (o)
            Abbey and Manny A. Brown.

10.12       Executive Employment Agreement dated June 26, 1995 between      (o)
            Homedco and Jeremy M. Jones.

10.13       Executive Employment Agreement dated June 26, 1995 between      (o)
            Abbey and Steven T. Plochocki.

10.14       Executive Employment Agreement dated June 26, 1995 between      (q)
            Abbey and Sarah L. Eames.

10.15       Loan Agreement dated June 26, 1995 between Abbey and James      (o)
            F. Philipp.

10.16       First 1995 Amendment to the Abbey Employees' Retirement         (q)
            Plan, dated June 27, 1995.

10.17       Amendment Number Two to the Homedco 401(k) Savings Plan,        (q)
            dated June 28, 1995.

10.18       Credit Agreement, dated June 28, 1995, among Apria              (m)
            Healthcare Group Inc. and certain of its subsidiaries, Banque Paribas, Bank of America National Trust and Savings Association, Nationsbank of Texas, N.A., Nationsbanc
            Capital Markets, Inc. and certain other financial institutions from time to time party thereto.

10.19       Employment Agreement dated June 29, 1995 between Apria          (o)
            Healthcare and Timothy M. Aitken.

10.20       Employment Agreement dated July 1, 1995 between Apria           (q)
            Healthcare and Richard J. Rapp.

10.21       Building Lease, dated July 21, 1995, between C.J.               (q)
            Segerstrom & Sons, a California general partnership, and Apria Healthcare, Inc. for 10 locations within Harbor
            Gateway Business Center, Costa Mesa, California.

10.22       Assignment, Assumption and Consent Re: Lease (dated             (n)
            December 1, 1988, between C.J. Segerstrom & Sons, a
            California general partnership, and Abbey Medical, Inc.
            for premises located within Harbor Gateway Business
            Center, Costa Mesa, California), executed by Abbey
            Medical, Inc. and Apria Healthcare, Inc. as of July 21,
            1995 and executed by C.J. Segerstrom & Sons, a California general partnership, as of July 24, 1995.

10.23       First Amendment to Complete Restatement of Lease
            Amendments and Amendment to Building Lease, dated as of July 24, 1996, between C.J. Segerstrom & Sons, a
            California general partnership, and Apria Healthcare, Inc., amending the Building Lease, dated July 21, 1995, between the parties.

10.24 Assignment and Assumption of Lease (Building Lease, dated July 21, 1995, between C.J. Segerstrom & Sons, a
            California general partnership, and Apria Healthcare, Inc.), dated as of January 1, 1996, between Apria
            Healthcare, Inc. and Apria Healthcare Group Inc.

10.25       Amendment Number Three to the Homedco 401(k) Savings Plan,      (q)
            dated January 1, 1996.

11.1        Statement of Computation of Earnings per Share.

21.1        List of Subsidiaries.

                            EXHIBIT INDEX
                            -------------

EXHIBIT
NUMBER                        DESCRIPTION                              PAGE/REF.
------                        -----------                              ---------

23.1        Consent of Ernst & Young LLP.

27.1        Financial Data Schedule


 REFERENCES -- DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION


(a) Incorporated by reference to Abbey's Definitive Proxy Statement for the 1992 Annual Meeting of Shareholders, as filed on June 5, 1991.

(b) Incorporated by reference to Abbey's Registration Statement on Form S-1 (Registration No. 33-44690), as filed on December 23, 1991.

(c) Incorporated by reference to Amendment No. 2 to Abbey's Registration Statement on Form S-1 (Registration No. 33-44690), as filed on February 5, 1992.

(d) Incorporated by reference to Abbey's Registration Statement on Form S-1 (Registration No. 33-69078), as filed on September 17, 1993.

(e) Incorporated by reference to Abbey's Registration Statement on Form S-4 (Registration No. 33-69094), as filed on September 17, 1993.

(f) Incorporated by reference to Abbey's Annual Report on Form 10-K for the year ended January 1, 1994.

(g) Incorporated by reference to Amendment No. 3 to Abbey's Annual Report on Form 10-K/A for the year ended December 31, 1994.

(h) Incorporated by reference to Abbey's Current Report on Form 8-K, as filed on March 20, 1995.

(i) Incorporated by reference to Abbey's Registration Statement on Form S-4 (Registration No. 33-90658), and its appendices, as filed on March 27, 1995.

(j) Incorporated by reference to Homedco's Quarterly Report on Form 10-Q for the period ended March 31, 1995, as filed on May 11, 1995.

(k) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No.33-94026), as filed on June 28, 1995.

(l) Incorporated by reference to Abbey's Final Joint Proxy Statement/Prospectus as filed pursuant to Rule 424(b) on May 26, 1995.

(m) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1995, as filed on August 14, 1995.

(n) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995, as filed on November 14, 1995.

(o) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A dated June 30, 1995, as filed on November 15, 1995.

(p) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No.33-80581), as filed on December 19, 1995.

(q) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.