Form 10-K/A
period 1996-12-31
APRIA HEALTHCARE GROUP INC
filed 1997-03-27
CIK 882289

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         Amendment No. 1
                               on
                          FORM 10-K/A
(Mark One)

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
( )        For the Fiscal Year Ended December 31, 1996
                               OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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

Item 7 of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is amended in its entirety as follows:



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

RESULTS OF OPERATIONS

      Net Revenues: Net revenues increased 4.2% in 1996 to $1.2 billion from $1.1 billion in 1995, and increased 17.7% in 1995 from 1994 revenues of $962.8 million. The modest growth in 1996 was primarily attributable to volume increases in managed care markets and, to a lesser extent, traditional markets. The increase in net revenues in 1995, as compared to 1994, was due to volume increases in managed care markets and new business generated from the acquisition of several complementary companies. Price competition in the managed care environment had a mitigating impact on the growth in both 1996 and 1995.

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


      Gross Profit: Gross margins were 66.1% in 1996, 68.2% in 1995 and 70.1% in 1994. In general, gross margins are being reduced by the Company's increased participation in the managed care environment. In 1996, the Company derived approximately 35% of its revenues from managed care organizations. The intense competition in the managed care market has caused considerable price compression. Also, competing in the managed care market requires a broad offering of products and services, including lower-margin services, medical equipment and supplies. To address this downward pressure on gross margins, the Company has adopted numerous initiatives including the establishment of automated purchasing budgets to more effectively control the purchase and use of patient service equipment and supplies, the placement of sales force initiatives on certain higher-margin products and services and an effort to redirect the business development focus toward higher-margin traditional referral/payor sources. In addition, during the fourth quarter of 1996, Management initiated a contract assessment process whereby the Company's top revenue-producing accounts are being reviewed for profitability. The objective of the review is to renegotiate the contracts at better pricing, improve the business mix and eliminate  those  not  meeting acceptable  profitability  levels.
Further,   with  the  information  system  conversions  complete,
Management  now  has  access  to  standardized  information   not
previously available. Detailed management reporting tools are being developed to quickly identify products and services not meeting profitability standards and to evaluate product/service mix at an individual branch level.


      Other factors impacting the 1996 gross margin include a fourth quarter adjustment of $10.0 million to provide for excess and obsolete patient service equipment and supplies and a third quarter change in the depreciable lives of certain classes of patient service equipment. The fourth quarter adjustment was determined based on the results of the Company's year-end physical inventory and quantity reconciliation procedures. The change in depreciable lives was based on Management's analysis which indicated that the equipment would continue in service beyond the economic lives over which they were being depreciated. The change resulted in a reduction to the cost of net revenues in 1996 of $6.4 million of which $5.2 million related to a single asset type for which the depreciable life was extended from four to 12 months.

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

      Cash collections at locations that were converted in early 1996 have shown recent improvement. Because of the significant number of conversions completed in the second and third quarters of 1996, a return to routine processing and normal collection timeframes on a Company-wide basis is not expected before mid-1997.

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

      The Company is currently in the third year of a five-year agreement to purchase medical supplies totaling $112.5 million, with annual purchases ranging from $7.5 million in the first year to $30.0 million in the third through fifth years. Failure to purchase at least 90% of the annual commitment would have resulted in a penalty of 10% of the difference between the annual commitment and actual purchases, beginning with the 12-month period ended August 31, 1996. Actual purchases for that period exceeded the annual commitment by 54%.

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


                               APRIA HEALTHCARE GROUP INC.
                                        Registrant




March 27, 1997
                          ------------------------------------------
                          Lawrence H. Smallen
                          Chief Financial Officer,
                          Senior Vice President,Finance and Treasurer (Principal Financial Officer)