Form 10-Q
period 1997-03-31
APRIA HEALTHCARE GROUP INC
filed 1997-05-15
CIK 882289

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the period ended March 31, 1997

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

                    Yes     X           No

There were 51,388,689 shares of Common Stock, $.001 par value, outstanding at May 4, 1997.

                   APRIA HEALTHCARE GROUP INC.

                            FORM 10-Q

               For the period ended March 31, 1997






PART I. FINANCIAL INFORMATION
-----------------------------

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



SIGNATURES
----------

                       APRIA HEALTHCARE GROUP INC.

                       CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                                March 31,     December 31,
                                                   1997           1996
                                                ----------   -----------
                                               (unaudited)
                                                  (Dollars in thousands)
CURRENT ASSETS
  Cash                                          $   17,709    $   26,930
  Accounts receivable, less allowance
     for doubtful accounts of $72,379
     and $73,809 at March 31, 1997 and
     December 31, 1996, respectively               367,043       335,616
  Inventories                                       57,907        55,733
  Deferred income taxes                             31,244        31,106
  Refundable and prepaid income taxes               14,571        34,598
  Prepaid expenses and other
    current assets                                   9,475         9,764
                                                ----------    ----------
TOTAL CURRENT ASSETS                               497,949       493,747
PATIENT SERVICE EQUIPMENT, less accumulated
  depreciation of $229,445 and $198,675 at
  March 31, 1997 and December 31, 1996,
  respectively                                     211,307       213,602
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET          119,196       120,030
COVENANTS NOT TO COMPETE, NET                       15,782        17,054
GOODWILL, NET                                      290,409       295,536
OTHER ASSETS                                         8,089         9,141
                                                ----------    ----------
                                                $1,142,732    $1,149,110
                                                ==========    ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                              $   74,235    $   83,619
  Accrued payroll and related taxes
    and benefits                                    24,994        34,850
  Accrued restructuring costs                        5,573         7,131
  Other accrued liabilities                         45,636        44,568
  Current portion of long-term debt                 11,202        11,588
                                                ----------    ----------
TOTAL CURRENT LIABILITIES                          161,640       181,756
LONG-TERM DEBT                                     614,175       623,276
DEFERRED INCOME TAXES                                2,695         1,143

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value:
    10,000,000 shares authorized;
    none issued                                          -             -
  Common Stock, $.001 par value:
    150,000,000 shares authorized;
    51,349,449 and 51,203,450 shares issued
      and outstanding at March 31, 1997 and
      December 31, 1996, respectively                   51            51
  Additional paid-in capital                       321,997       319,950
  Retained earnings                                 42,174        22,934
                                                ----------    ----------
                                                   364,222       342,935
COMMITMENTS AND CONTINGENCIES                            -             -
                                                ----------    ----------
                                                $1,142,732    $1,149,110
                                                ==========    ==========

             See notes to consolidated financial statements.

                       APRIA HEALTHCARE GROUP INC.

                     CONSOLIDATED INCOME STATEMENTS
                               (unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                    -------------------
                                                      1997        1996
                                                    --------    --------
                                                    (Dollars in thousands,
                                                    except per share data)
Net revenues                                         $313,863   $295,303
Costs and expenses:
   Cost of net revenues                               104,679     94,091
   Selling, distribution and administrative           147,312    140,944
   Provision for doubtful accounts                     15,764     13,298
   Amortization of intangible assets                    4,198      4,102
                                                     --------   --------
      OPERATING INCOME                                 41,910     42,868
Interest expense                                       12,759     11,108
                                                     --------   --------
      INCOME BEFORE TAXES                              29,151     31,760
Income taxes                                            9,911     11,434
                                                     --------   --------
      NET INCOME                                     $ 19,240   $ 20,326
                                                     ========   ========


Earnings per common and common
  equivalent share                                   $   0.37   $   0.39
                                                     ========   ========

Weighted average number of common
  and common equivalent shares
  outstanding                                          51,918     51,997



Earnings per common and common
  equivalent share assuming
  full dilution                                      $   0.37   $   0.39
                                                     ========   ========

Weighted average number of common
  and common equivalent shares
  outstanding assuming full dilution                   51,918     52,221

             See notes to consolidated financial statements.

                     APRIA HEALTHCARE GROUP INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                        1997      1996
                                                      -------   -------
                                                    (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                           $ 19,240   $ 20,326
Items included in net income not
  requiring (providing) cash:
   Provision for doubtful accounts                     15,764     13,298
   Depreciation                                        29,947     19,855
   Amortization of intangible assets                    4,198      4,102
   Amortization of deferred debt costs                    279        260
   (Gain) loss on sale of property,
      equipment and improvements                           (8)        10
   Gain on disposition of assets                         (429)         -
   Deferred income taxes                                1,437        114
Changes in operating assets and
  liabilities, net of effects
  of acquisitions:
   Increase in accounts receivable                    (47,493)   (61,880)
   Increase in inventories                             (2,290)    (8,533)
   Decrease in prepaids and other assets               20,751      9,043
   Decrease in accounts payable                        (9,384)   (27,090)
   Decrease in accrued payroll
     and other liabilities                             (8,958)    (1,359)
   Decrease in accrued restructuring
     costs                                             (1,558)    (5,318)
Net purchases of patient service
  equipment, net of effects
  of acquisitions                                     (19,515)   (25,186)
                                                      -------    -------
      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                              1,981    (62,358)

INVESTING ACTIVITIES
  Purchases of property, equipment
    and improvements, net of
    effects of acquisitions                            (6,800)   (17,322)
  Proceeds from sale of property,
    equipment and improvements                             53         18
  Proceeds on disposition of assets                     5,196          -
  Acquisitions and payments of
    contingent consideration                             (732)      (489)
                                                      -------    -------
      NET CASH USED IN
      INVESTING ACTIVITIES                             (2,283)   (17,793)

FINANCING ACTIVITIES
  Proceeds under revolving
    credit facility                                    57,800    125,100
  Payments under revolving
    credit facility                                   (65,250)   (46,900)
  Payments of senior and other
    long-term debt                                     (3,059)    (2,550)
  Capitalized debt costs, net                               -        (11)
  Issuances of Common Stock                             1,590      9,735
                                                      -------    -------
      NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                             (8,919)    85,374

NET (DECREASE) INCREASE IN CASH                        (9,221)     5,223
Cash at beginning of period                            26,930     18,829
                                                      -------    -------
      CASH AT END OF PERIOD                           $17,709    $24,052
                                                      =======    =======

             See notes to consolidated financial statements.

                   APRIA HEALTHCARE GROUP INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - BASIS OF PRESENTATION

The   accompanying   consolidated  financial   statements   include   the
accounts of Apria Healthcare Group Inc. ("the Company") and its subsidiaries. All significant intercompany transactions and accounts have been eliminated

In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim
periods   are   not  necessarily  indicative  of  the   results   to   be
expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996, filed with the Company's 1996 Form 10-K.

NOTE B - USE OF ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Such amounts include, among others, the allowance for doubtful accounts, patient service equipment reserves, other asset valuation allowances and certain liabilities. Management periodically re-evaluates the estimates inherent in certain financial statement amounts and may adjust accordingly. Actual results could differ from the estimates.

NOTE C - INCOME TAXES

Income taxes have been provided at the effective tax rate expected for the year. The Company's effective tax rate differs from the statutory rate as a result of state income taxes (net of federal benefit) and the use of net operating loss carryforwards.

NOTE D - BUSINESS COMBINATIONS AND DISPOSITIONS

The Company periodically makes acquisitions of complementary businesses in specific geographic markets. Acquisitions that closed during the three month period ended March 31, 1997 resulted in cash payments of approximately $450,000.

On  January  30,  1997,  after  obtaining a  release  from  the  Omnicare
Board of Directors, the Company sold all its 1,875,000 ordinary shares of Omnicare plc, a public limited company incorporated under the laws of England, to a former director. The Company had accounted for this investment using the equity method. Cash proceeds from the sale were $2,791,000, which resulted in a gain of $1,232,000.

On March 14, 1997, the Company sold M&B Ventures, Inc., its Medicare-certified home health agency, which operated in South Carolina under the assumed business names of Doctors Home Health and Advanced Care Service to North Trident Regional Hospital, Inc., a subsidiary of Columbia/HCA Healthcare Corporation. Cash proceeds from the sale were $2,400,000, resulting in a loss on the sale of approximately $803,000. The operations of Doctor's Home Health and Advanced Care Service had revenues of approximately $1,356,000 and $2,143,000 for the three months ended March 31, 1997 and 1996, respectively.

NOTE E - RESTRUCTURING COSTS

In connection with the 1995 merger between Abbey Healthcare Group Incorporated and Homedco Group, Inc., the Company adopted a plan to restructure and consolidate its operating locations and administrative functions within specific geographic areas. The plan, which was completed by September 1996, resulted in a restructuring charge in 1995 of approximately $68,304,000, consisting of accrued costs and impairments. The following table summarizes amounts paid during the three months ended March 31, 1997 and the remaining accrual at March 31, 1997.

Accrual at December 31, 1996                           $7,131,000
Severance amounts paid through March 31, 1997            (956,000)
Other amounts paid through March 31, 1997                (602,000)
                                                       ----------
Accrual at March 31, 1997                              $5,573,000
                                                       ==========

The    remaining    accrual   balance   consists   of   $1,070,000    for
severance and related personnel costs, $4,214,000 for branch and billing center closure costs and $289,000 for miscellaneous restructuring costs.

NOTE F - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the periods presented herein is not expected to be material.

NOTE G - EQUITY

The change in stockholders' equity, other than from net income, resulted primarily from the exercise of stock options and the tax benefit associated with disqualifying dispositions of incentive stock options and exercises of nonqualified stock options. For the three months ended March 31, 1997, proceeds from the exercise of stock options amounted to $1,590,000 and the related tax benefit amounted to $426,000.

NOTE H - COMMITMENTS AND CONTINGENCIES

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net revenues increased 6.3% to $313.9 million for the first quarter of 1997 compared with $295.3 million for the same quarter last year. The growth in 1997, versus 1996, was primarily attributable to volume increases in managed care markets and, to a lesser extent, traditional markets. Price competition in the managed care environment had a mitigating impact on the growth.

Respiratory therapy, infusion therapy and home medical equipment/other revenues represented 50.7%, 23.9% and 25.4%, respectively, of total revenues for the first quarter in 1997. The relationship of respiratory therapy to total revenues decreased by 1.2% as compared to the first quarter of 1996 largely due to a temporary shift in focus away from traditional business, the impact of which is greatest on the respiratory line. This trend, however, appears to be reversing as evidenced by the increase in the respiratory line in the first quarter of
1997, when compared to the fourth quarter of 1996. The 1997 sales commission plan emphasizes higher-margin traditional business.

Gross  margins  were  66.6%  in  the  first  quarter  of  1997,  compared to 68.1% for the first quarter of 1996. The decrease is primarily attributable to the Company's increased participation in the managed care environment. The intense pressure by employers on managed care organizations contributed to greater price pressure on subcontracted providers such as the Company. Also, competing in the managed care market requires a broad offering of products and services, including lower-margin services, medical equipment and supplies. To address this downward pressure on gross margins, the Company has adopted numerous initiatives, including the establishment of automated
purchasing   budgets  to  more  effectively  control  the  purchase   and
use  of  patient  service  equipment  and  supplies,  the  placement   of
sales force initiatives on certain higher-margin products and services and an effort to redirect the business development focus toward higher-margin traditional referral/payor sources. In addition, during the fourth quarter of 1996, management initiated a contract assessment process whereby the Company's top revenue-producing accounts are being reviewed for profitability. The objective of the review is to renegotiate the contracts with better terms, improve the business mix and eliminate those not meeting acceptable profitability levels. During the first quarter of 1997, the Company completed its review of its top fee-for-service contracts and developed a set of recommended revisions; negotiations for those revisions are currently in process. In addition, the Company has just completed the review phase of its capitation agreements and has identified the points requiring renegotiation. Further, now that all locations have been converted to two standardized information systems (primary system captures activity for respiratory, home medical equipment/other; secondary system captures infusion activity), management has access to information not previously available. Detailed management reporting tools are being developed to quickly identify products and services not meeting profitability standards and to evaluate product/service mix at an individual branch level.

Selling, distribution and administrative expenses expressed as percentages of net revenues were 46.9% and 47.7% for the first quarters of 1997 and 1996, respectively. Included in 1996 were various integration costs recorded in conjunction with the merger between Abbey Healthcare Group Incorporated and Homedco Group, Inc. Such costs included employee relocation, temporary and transitional employee costs, overtime pay and consulting. Also reflected in the quarter-to-quarter improvement is the success of various cost control measures implemented during the 1996 fiscal year.

The provision for doubtful accounts, as a percentage of net revenues, was 5.0% for the first quarter of 1997, compared to 4.5% for the first quarter in the prior year. The increased provision rate corresponds to an increase in accounts receivable aged over 180 days, which is largely attributed to the Company's 1996 information systems conversions [see Liquidity and Capital Resources].

Interest  expense  was  $12.8  million for the  first  quarter  of  1997,
compared   to  $11.1  million  for  the  first  quarter  of  1996.    The
increase represents the impact of an increase in long-term debt as mitigated by lower interest rates.

Liquidity and Capital Resources
-------------------------------

Cash provided by the Company's operations was $2.0 million for the first quarter of 1997, compared with $62.4 million used in operations during the same period last year. The main reasons for the significant variance between the two periods are as follows: (1) a decrease in the magnitude of the accounts receivable increase during the first quarter of 1997, as compared to the same quarter in 1996, (2) a reduction in accounts payable in the first quarter of 1996 which resulted from the elimination of a processing backlog caused by the centralization of the Company's accounts payable function, (3) the receipt of a federal tax refund in 1997 and (4) a reduction in patient service equipment and inventory expenditures in the first quarter of 1997 compared to the same period last year. The higher equipment and inventory expenditures in 1996 reflect concerted efforts by the Company to upgrade the quality of the asset base.

Although  the  rate  of  growth  in  accounts  receivable  decreased   in
the  first  quarter  of  1997  as  compared  to  the  first  quarter   of
1996,    accounts    receivable,   before    allowance    for    doubtful
accounts, increased by $30.0 million during the quarter; approximately $21.0 million of the increase related to accounts aged over 180 days. Days sales outstanding (DSO - calculated as of each period-end by dividing accounts receivable less allowance for doubtful accounts by the 90-day rolling average of net revenues), increased from 99 days at December 31, 1996 to 105 days at March 31, 1997. Collections historically have been slowest during the first quarter due to a slowdown in payor processing over the holiday season and the withholding of Medicare deductibles at the beginning of the new calendar year. But the primary cause of the increases in accounts receivable and DSO are the residual effects of the disruptions and delays in billing and collection activity associated with the Company's conversion of its field locations to the standardized information systems and a higher than normal turnover rate among billing and collection personnel in 1996. These activities contributed to billing delays and errors and, ultimately, difficulties in receiving timely reimbursement. The conversion of a field information system to one of the standard systems required from one to four weeks, depending on facility size, for conversion and employee training, during which time billing and collection activity was substantially curtailed. Resumption of billing and
collection  activities  to  pre-conversion  levels  can  take  from   six
to nine months.

To mitigate the impact of conversion disruptions and employee turnover, the Company, among other steps, initiated collection
incentive   programs   with   special   emphasis   on   older   accounts,
hired additional management level billing and collection personnel and initiated reinforcement training for the billing locations. Early in 1997, the Company took further steps to reduce the incidence of billing errors including a process review of the field information systems to identify opportunities to improve billing processing, timeliness and accuracy, validation of system pricing files and implementation of billing center audits to assess compliance with billing practices and procedures. Further, in April 1997, the Company announced a new organizational structure and the appointment of an executive vice president of operations; these changes are intended to heighten the Company's focus on accounts receivable collections and information systems management.

The conversions, which commenced in the third quarter of 1995, were completed by September 30, 1996. Approximately 140 locations were converted in the second and third quarters of 1996. The billing and collection processes at these locations are currently normalizing, but a full return to routine processing and normal collection timeframes by all locations is not expected prior to the second half of 1997.

Long-term debt, including current maturities, decreased by $9.5 million from December 31, 1996 to March 31, 1997. In addition to the cash provided by operations, the decrease in long-term debt can be attributed to a reduction in property, plant and equipment expenditures and proceeds received on the disposition of assets in two transactions as described below.

The decrease in refundable and prepaid income taxes during the first quarter is primarily related to a federal tax refund received and the application of previously paid federal taxes against current tax liabilities. The decrease in accrued payroll and benefits at March 31, 1997, compared to December 31, 1996, is
due  to  the  difference  in  the  number  of  days'  costs  accrued   at
each period-end.

On  January  30,  1997,  after  obtaining a  release  from  the  Omnicare
Board of Directors, the Company sold all its 1,875,000 ordinary shares of Omnicare plc, a public limited company incorporated under the laws of England, to a former director. Cash proceeds from  the  sale  were $2.8 million, which resulted  in  a  gain  of  $1.2 million.

On March 14, 1997, the Company sold M&B Ventures, Inc., its last remaining Medicare-certified home health agency, which operated in South Carolina under the assumed business names of Doctors Home Health and Advanced Care Service to North Trident Regional Hospital, Inc., a subsidiary of Columbia/HCA Healthcare Corporation. Cash proceeds from the sale were $2.4 million, resulting in a loss on the sale of approximately $803,000.

Overall,   the   Company  believes  that  cash  provided  by   operations
and amounts available under its existing credit facilities will be sufficient to finance its current operations for at least the next 12 months. At March 31, 1997, availability under the credit facility was $387.0 million.

PART II. OTHER INFORMATION
--------------------------

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


                              Apria Healthcare Group Inc.
                              -----------------------------------
                              Registrant



May 15, 1997                  /s/Lawrence H. Smallen
                              -----------------------------------
                              Lawrence H. Smallen
                              Chief Financial Officer,
                              Senior Vice President, Finance
                              and Treasurer
                              (Principal Financial Officer)