Form 10-Q
period 1997-06-30
APRIA HEALTHCARE GROUP INC
filed 1997-08-14
CIK 882289

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the period ended June 30, 1997

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                     Commission File Number:  1-14316


                        APRIA HEALTHCARE GROUP INC.
          (Exact name of registrant as specified in its charter)



                DELAWARE                        33-0488566
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)       Identification Number)


   3560 HYLAND AVENUE, COSTA MESA, CA             92626
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

There were 51,473,919 shares of Common Stock, $.001 par value, outstanding at August 8, 1997.

                        APRIA HEALTHCARE GROUP INC.

                                 FORM 10-Q

                    For the period ended June 30, 1997






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

SIGNATURES
----------

                        APRIA HEALTHCARE GROUP INC.

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                   June 30,     December 31,
                                                     1997           1996
                                                  ----------    ------------
                                                 (Unaudited)
                                                   (Dollars in thousands)
CURRENT ASSETS
  Cash                                           $   14,062     $   26,930
  Accounts receivable, less allowance for
    doubtful accounts of $71,600 and
    $73,809 at June 30, 1997 and December
    31, 1996, respectively                          300,542        335,616
  Inventories                                        33,366         55,733
  Deferred income taxes                              32,894         31,106
  Refundable and prepaid income taxes                23,017         34,598
  Prepaid expenses and other current
    assets                                            7,949          9,764
                                                  ---------      ---------
      TOTAL CURRENT ASSETS                          411,830        493,747
PATIENT SERVICE EQUIPMENT, less
  accumulated depreciation of $243,555
  and $229,684 at June 30, 1997 and December
  31, 1996, respectively                            203,183        213,602
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET           118,318        120,030
COVENANTS NOT TO COMPETE, NET                        14,579         17,054
GOODWILL, NET                                       288,489        295,536
OTHER ASSETS                                          8,732          9,141
                                                  ---------      ---------
                                                 $1,045,131     $1,149,110
                                                  =========      =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $   64,287      $  83,619
  Accrued payroll and related taxes
    and benefits                                     28,680         34,850
  Other accrued liabilities                          42,403         51,699
  Current portion of long-term debt                  10,640         11,588
                                                  ---------       --------
TOTAL CURRENT LIABILITIES                           146,010        181,756
LONG-TERM DEBT                                      591,968        623,276
DEFERRED INCOME TAXES                                11,737          1,143

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value:
    10,000,000 shares authorized;
      none issued                                         -              -
  Common Stock, $.001 par value:
    150,000,000 shares authorized;
      51,464,930 and 51,203,450 shares
      issued and outstanding at June 30,
      1997 and December 31, 1996,
      respectively                                       51             51
  Additional paid-in capital                        323,067        319,950
  Retained (deficit) earnings                       (27,702)        22,934
                                                  ---------      ---------
                                                    295,416        342,935
COMMITMENTS AND CONTINGENCIES                             -              -
                                                  ---------      ---------
                                                 $1,045,131     $1,149,110
                                                  =========      =========

              See notes to consolidated financial statements.

                        APRIA HEALTHCARE GROUP INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                     Three Months Ended   Six Months Ended
                                           June 30,           June 30,
                                      -----------------  -----------------
                                       1997      1996      1997      1996
                                      ------    ------    ------    ------
                                      (in thousands, except per share data)
Net revenues                         $295,735  $306,579  $609,598  $601,882
Costs and expenses:
   Cost of net revenues               128,463    96,943   233,142   191,034
   Selling, distribution and
     administrative                   150,054   144,493   297,366   285,437
   Provision for doubtful
     accounts                          70,183    14,560    85,947    27,858
   Amortization of intangible
     assets                             4,179     4,349     8,377     8,451
                                      -------   -------   -------   -------
                                      352,879   260,345   624,832   512,780
                                      -------   -------   -------   -------
     OPERATING (LOSS) INCOME          (57,144)   46,234   (15,234)   89,102
Interest expense                       12,732    12,003    25,491    23,111
                                      -------   -------   -------   -------
     (LOSS) INCOME BEFORE TAXES       (69,876)   34,231   (40,725)   65,991
Income taxes                                -    12,323     9,911    23,757
                                      -------   -------   -------   -------
     NET (LOSS) INCOME               $(69,876) $ 21,908  $(50,636) $ 42,234
                                      =======   =======   =======   =======




(Loss) income per common and
  common equivalent share             $ (1.36)  $  0.42   $ (0.99)  $  0.81
                                      =======   =======   =======   =======
Weighted average number of
  common and common equivalent
  shares outstanding                   51,411    52,575    51,336    52,286

(Loss) income per common and
  common equivalent share assuming
  full dilution                       $ (1.36)  $  0.42   $ (0.99)  $  0.81
                                      =======   =======   =======   =======
Weighted average number of common
  and common equivalent shares
  outstanding                          51,411    52,576    51,336    52,399

              See notes to consolidated financial statements.

                        APRIA HEALTHCARE GROUP INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                   -----------------------
                                                      1997          1996
                                                     ------        ------
                                                    (Dollars in thousands)
OPERATING ACTIVITIES
Net (loss) income                                  $(50,636)      $ 42,234
Items included in net (loss) income
  not requiring (providing) cash:
  Provision for doubtful accounts                    85,947         27,858
  Provision for excess/obsolete
    equipment                                        23,000            513
  Depreciation                                       59,807         44,217
  Amortization of intangible assets                   8,377          8,451
  Amortization of deferred debt costs                   559            519
  Loss on sale of property,
    equipment and improvements                           42             21
  Gain on disposition of assets                        (448)             -
  Deferred income taxes                               8,806         (1,829)
Changes in operating assets and
  liabilities, net of effects of
  acquisitions:
  Increase in accounts receivable
    (before bad debt writeoffs)                     (50,647)      (103,440)
  Decrease (increase) in inventories                  1,785        (14,905)
  Decrease in prepaids and other assets              13,407         19,108
  Decrease in accounts payable                      (19,332)       (38,377)
  Decrease in accrued payroll
    and other liabilities                           (15,952)       (15,260)
Net purchases of patient service
  equipment, net of effects of
  acquisitions                                      (34,942)       (56,298)
                                                   --------       --------
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                             29,773        (87,188)

INVESTING ACTIVITIES
  Purchases of property, equipment
    and improvements, net of effects
    of acquisitions                                 (13,200)       (30,094)
  Proceeds from sale of property,
    equipment and improvements                          225             67
  Proceeds on disposition of assets                   5,196              -
  Acquisitions and payments of
    contingent consideration                         (3,168)        (7,317)
                                                   --------       --------
    NET CASH USED IN
    INVESTING ACTIVITIES                            (10,947)       (37,344)

FINANCING ACTIVITIES
  Proceeds under revolving credit
    facility                                        113,000        222,300
  Payments under revolving credit
    facility                                       (141,600)      (104,300)
  Payments of senior and other
    long-term debt                                   (6,148)        (5,084)
  Capitalized debt costs, net                             -            (11)
  Issuances of Common Stock                           3,054         12,887
                                                   --------       --------
    NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                            (31,694)       125,792
                                                   --------       --------

NET (DECREASE) INCREASE IN CASH                     (12,868)         1,260
Cash at beginning of period                          26,930         18,829
                                                   --------       --------
      CASH AT END OF PERIOD                        $ 14,062       $ 20,089
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Such amounts include, among others, the allowance for doubtful accounts, patient service equipment reserves, other asset valuation allowances and certain liabilities. Management periodically re-evaluates the estimates inherent in certain financial statement amounts and may adjust accordingly. In the second quarter of 1997, Management estimated and recorded a $20,000,000 adjustment to reduce accounts receivable and net revenues, a $55,000,000 adjustment to increase the allowance for doubtful accounts and a $23,000,000 adjustment to provide for inventory and patient service equipment losses. Actual results could differ from the estimates.

NOTE C - INCOME TAXES

No tax benefit will be recognized in the second quarter of the current fiscal year because the tax losses will be carried forward. The six month tax provision of $9,911,000 primarily represents an increase in the Company's valuation allowance for deferred tax assets.

NOTE D - BUSINESS COMBINATIONS

The Company periodically makes acquisitions of complementary businesses in specific geographic markets. Acquisitions that closed during the six month period ended June 30, 1997 resulted in cash payments of approximately $2,750,000.

NOTE E - RESTRUCTURING COSTS

In connection with the 1995 merger between Abbey Healthcare Group Incorporated and Homedco Group, Inc., the Company adopted a plan to restructure and consolidate its operating locations and administrative functions within specific geographic areas. The plan, which was completed by September 1996, resulted in a restructuring charge in 1995 of approximately $68,304,000, consisting of accrued costs and impairments. The following table summarizes amounts paid during the six months ended June 30, 1997 and the remaining accrual at June 30, 1997.

Accrual at December 31, 1996                           $7,131,000
Severance amounts paid through June 30, 1997           (1,704,000)
Other amounts paid through June 30, 1997               (1,045,000)
                                                       ----------
Accrual at June 30, 1997                               $4,382,000
                                                       ==========

The remaining accrual balance consists of $300,000 for severance and related personnel costs, $3,679,000 for branch and billing center closure costs and $403,000 for miscellaneous restructuring costs.

NOTE F - LONG-TERM DEBT

The Credit Agreement between the Company and a syndicate of banks was amended in April 1997 and further amended in July 1997. The loan facility was reduced from $800,000,000 to $600,000,000, amounts available for acquisitions were reduced and tighter restrictions were imposed on dividends and other distributions.

The applicable margin range on the London Interbank Offered Rate ("LIBOR") interest rate option was increased to a high of 1.5% per annum and a low of
 .5% per annum. Certain nonrecurring charges and resulting net losses (as defined by the agreement) will be excluded from the calculation of certain financial ratios when determining covenant compliance.

In August 1997, the Company's counterparty to an 18-month swap agreement covering $280,000,000 in notional principal, exercised its option to terminate after one year.

NOTE G - EARNINGS PER SHARE

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

NOTE H - EQUITY

The change in stockholders' equity, other than from net loss, resulted primarily from the exercise of stock options. For the six months ended June 30, 1997, proceeds from the exercise of stock options amounted to $3,054,000.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The Company's business is subject to a number of risks, some of which are beyond the Company's control. The Company has described certain of those risks in its Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 26, 1997. Such report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the Company may make from time to time.
These risks include whether the Company will be able to resolve issues pertaining to the collectibility of its accounts receivable, pricing pressures (including changes in governmental reimbursement levels), the impact of healthcare reform propsals, the effect of federal and state healthcare regulations, the highly competitive market, recent losses, the concentration of large payors and dependence on relationships with third parties.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

In June 1997, the Company announced that it would explore alternatives to enhance shareholder value. The Company has retained an investment banking firm as its financial advisor and will consider a variety of potential alternatives, including a merger, sale or capital restructuring. To date, the Company has received a number of inquiries and expects to enter into confidentiality agreements with potential investors in mid-August 1997.

The Company has also commenced a restructuring of  its  operations  to focus more fully on the  core  business  lines  of respiratory  therapy, home
infusion therapy and home  medical  equipment.   The lower-margin  medical
supply and home health nursing lines will be phased out over the remainder of 1997 and early 1998.

Results of Operations
---------------------

Net Revenues: Net revenues decreased 3.5% to $295.7 million for the second quarter of 1997 compared with $306.6 million for the same quarter last
year.   For  the six months ended June 30, 1997, net revenues  were  $609.6 million  compared  with  $601.9 million for  the  same  period  last  year,
representing a 1.3% increase.   The decrease in the second quarter of  1997
compared to the second quarter of 1996 reflects a charge taken in the second quarter of 1997 to provide for estimated revenue adjustments of $20 million. Revenue adjustments result from (1) incorrect contract prices entered upon service delivery due to complex contract terms, a biller's lack of familiarity with a contract or payor or an incorrect system price,
(2) subsequent changes to estimated revenue amounts for services not covered by a preexisting contract, and (3) failure subsequent to service delivery to qualify a patient for reimbursement due to lack of authorization or a missed filing or appeal deadline [see Liquidity and Capital Resources]. The minimal increase in the six- month period in 1997 versus the same period last year reflects slow volume growth and price competition in the managed care environment.

Respiratory therapy, home infusion therapy and home medical equipment/other revenues represented 51.0%, 23.4% and 25.7%, respectively, of total
revenues  for  the  six months ended June 30, 1997.   The  relationship  of
respiratory therapy to total revenues decreased by 0.9% as compared to the same period in 1996, largely due to a temporary shift in focus away from traditional business, the impact of which is greatest on the respiratory line. This trend, however, appears to be reversing gradually as evidenced by the increase in the respiratory percentage in the second quarter of 1997, when compared to the first quarter of 1997 and the fourth quarter of
1996.   Further,  the  1997 sales commission plan emphasizes  higher-margin traditional business.

In August 1997, the Balanced Budget Act of 1997 was adopted which includes several provisions affecting Medicare reimbursement for home medical equipment and services. Reimbursement for home oxygen services will be reduced by 25% in 1998 and an additional 5% in 1999 and subsequent years. The Company estimates the impact on 1998 revenues to be $60 to $65 million. Also effective January 1, 1998, Consumer Price Index-based reimbursement increases on durable medical equipment will be frozen through 2002.

Gross Profit: Gross margins for the second quarter and the six months ended June 30, 1997 were 56.6% and 61.8%, respectively, compared with 68.4% and 68.3% for the same periods last year. The primary reasons for the decrease was a $23 million charge taken in the second quarter to provide for losses in inventory and patient service equipment and the $20 million revenue adjustment previously described.

Another factor contributing to the decline in gross margins is the Company's participation in the managed care environment. The intense pressure by employers on managed care organizations leads to greater price pressure on subcontracted providers such as the Company. To address this downward pressure on gross margins, the Company has adopted numerous initiatives, the most significant of which is the decision to exit the lower-margin medical supply and home health nursing lines. Prior to this decision, management initiated a contract assessment process whereby the Company's top revenue-producing accounts were reviewed for profitability. The objective of the review was to identify contracts which could be renegotiated to obtain better terms and improved business mix and eliminate those not meeting acceptable profitability levels. The review phase was completed and the Company entered the negotiation phase with a fair amount of success. The decision to exit the medical supply and nursing lines has, in some instances, complicated the renegotiation process and resulted in an additional objective of eliminating language binding the Company to provide medical supplies and nursing services. The Company is working with its customers and patients to ensure that their needs for these products and services are being met during this transitional period.

Other initiatives the Company has adopted to improve its gross margins include (1) the phasing out of subrented patient service equipment, (2) the placement of sales force initiatives on certain higher-margin products and services and (3) the development of an infusion therapy formulary which helps optimize gross margins through negotiated price reductions and limitations on product choices. During the last half of 1996 the Company established automated purchasing budgets to more effectively control the purchase and use of patient service equipment which has resulted in an $18 million reduction in patient service equipment purchases in the six months ended June 30, 1997, as compared to the same period last year. Further, now that all locations have been converted to two standardized information systems (primary system captures activity for respiratory, home medical equipment/other; secondary system captures infusion activity), management continues to develop and monitor reporting tools designed to evaluate product/service mix at an individual branch level.

Selling, Distribution and Administrative: Selling, distribution and administrative expenses expressed as percentages of net revenues for the second quarter and six months ended June 30, 1997 were 50.7% and 48.8%, respectively, compared with 47.1% and 47.4% for the same periods in 1996. The increase in the percentage for the second quarter of 1997 versus the same period in 1996 is due to the decrease in net revenues and an increase in expenses, primarily attributable to increased staffing levels in the functional areas of reimbursement, patient service and information systems to address the problems the Company had been experiencing in these areas [see Liquidity and Capital Resources].

Provision for Doubtful Accounts: The provision for doubtful accounts as a percentage of net revenues for the second quarter and six months ended June 30, 1997 was 23.7% and 14.1%, respectively, compared to 4.8% and 4.6% for the same periods in the prior year. The 1997 percentages reflect a charge of $55 million taken in the second quarter to increase the allowance for doubtful accounts and reflects a more conservative position taken on accounts in excess of 180 days. The change in estimate was considered necessary by Management because the reduction in these accounts has been slower than anticipated. The charge also reflects an increase to the bad debt provision rate for accounts receivable aged less than 180 days, necessitated by billing and collection difficulties that continued into early 1997 [see Liquidity and Capital Resources].

Interest Expense: Interest expense for the second quarter and six months ended June 30, 1997 increased to $12.7 million and $25.5 million, respectively, from $12.0 million and $23.1 million for the same periods last year. The increases represent the impact of increases in long-term debt in the 1997 periods as mitigated by lower interest rates [see Liquidity and Capital Resources].

Income  Taxes:   No  income tax benefit was recognized  in  the  second
quarter of 1997 because the tax loss will be carried forward. The six month tax provision of $9.9 million primarily represents an increase in the Company's valuation allowance for deferred tax assets.


Liquidity and Capital Resources
-------------------------------

Cash provided by the Company's operations was $29.8 million for the six months ended June 30, 1997, compared with $87.2 million used in operations during the same period last year. The main reasons for the significant improvement between the two periods are as follows: (1) a decrease in the magnitude of the accounts receivable increase (before writeoffs) during the six months ended June 30, 1997, as compared to the same period in 1996, (2) a reduction in accounts payable in the first quarter of 1996 which resulted from the elimination of a processing backlog caused by the 1995 centralization of the Company's accounts payable function, (3) the receipt of a federal tax refund in 1997 and (4) a reduction in patient service equipment and inventory expenditures in the first six months of 1997 compared to the same period last year. The higher equipment and inventory expenditures in 1996 were due to concerted efforts by the Company to upgrade the quality of the asset base.

Accounts  receivable, before allowance for doubtful accounts, decreased  by
$37.3  million  during the six months ended June 30,  1997.   The  decrease
includes the impact of bad debt writeoffs, net of recoveries, totaling $88.2 million. Despite high levels of bad debt write-offs and revenue adjustments, accounts in excess of 180 days at June 30, 1997 decreased by only $17 million since December 31, 1996. Days sales outstanding (DSO - calculated as of each period-end by dividing accounts receivable less allowance for doubtful accounts by the 90-day rolling average of net revenues), increased from 99 days at December 31, 1996 to 105 days at March 31, 1997 and decreased to 86 days at June 30, 1997
(after adjustments and writeoffs).   The  primary cause  of the slower than
expected decline in accounts receivable in excess of 180 days and the increase in DSO are the residual effects of the disruptions and delays in billing and collection activity associated with the Company's conversion of its field locations to the standardized information systems and a higher than normal turnover rate among billing and collection personnel in 1996. These activities contributed to billing delays and errors and, ultimately, difficulties in receiving timely reimbursement.

Management's quarter-end accounts receivable analysis included a review of aging trends and the aggregate amounts and timing of cash applications, bad debt write-offs and revenue adjustments during the six months ended June 30, 1997. Based on such analyses, Management estimated and recorded in the second quarter of 1997 a $20 million adjustment to reduce accounts receivable and net revenues and a $55 million adjustment to increase the allowance for doubtful accounts [see Results of Operations].

Actions taken in 1996 to mitigate the impact of conversion disruptions and employee turnover included, among others, a collection incentive program with special emphasis on older accounts, hiring additional management level billing and collection personnel and reinforcement training for the billing locations. Early in 1997, the Company took further steps to reduce the incidence of billing errors including a process review of the field information systems to identify opportunities to improve billing processing, timeliness and accuracy, validation of system pricing files and implementation of billing center audits to assess compliance with billing practices and procedures. Further, in the second quarter of 1997, the Company appointed an executive vice president of operations and reorganized the reimbursement and information system functions.

Long-term debt, including current maturities, decreased by $32.3 million from December 31, 1996 to June 30, 1997. In addition to the cash provided by operations, the decrease in long-term debt can be attributed to a reduction in property, plant and equipment expenditures and proceeds received on the disposition of assets in two transactions described below.

On January 30, 1997, after obtaining a release from the Omnicare Board of Directors, the Company sold all its 1,875,000 ordinary shares of Omnicare plc, a public limited company incorporated under the laws of England, to a former director. Cash proceeds from the sale were $2.8 million, which resulted in a gain of $1.2 million.

On March 14, 1997, the Company sold M&B Ventures, Inc., its last remaining Medicare-certified home health agency, which operated in South Carolina under the assumed business names of Doctors Home Health and Advanced Care Service to North Trident Regional Hospital, Inc., a subsidiary of Columbia/HCA Healthcare Corporation. Cash proceeds from the sale were $2.4 million, resulting in a loss on the sale of approximately $784,000.

In anticipation of the planned merger with Vitas Healthcare Corporation, the Company entered into a credit agreement in August 1996 which provided a revolving loan facility of up to $800 million. Because the merger was never consummated and due to declining long-term debt levels and high commitment fees, the Company decided to reduce the facility to $600 million effective July 31, 1997. The first and second amendments to the Company's credit agreement were executed on April 22, 1997 and July 31, 1997, respectively. In addition to reducing the loan facility, the amendments allow the exclusion of certain nonrecurring charges (as defined by the agreement) from the computation of certain financial covenant ratios and increase the margin range applicable to rates based on the London Interbank Offered Rate.

In August 1997, the Company's counterparty to an 18-month swap agreement covering $280 million in notional principal, exercised its option to terminate the agreement after one year.

Overall, the Company believes that cash provided by operations and amounts available under its existing credit facilities will be sufficient to finance its current operations for at least the next 12 months. At August 8, 1997, availability under the credit facility was $203.5 million.

PART II. OTHER INFORMATION
--------------------------

Item 1-3. Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  Annual Meeting of Stockholders of the Company on May 22,
               1997.

          (b)  Directors re-elected at Annual Meeting:
                    Jeremy M. Jones
                    H.J. Mark Tompkins

               Members of the Board whose terms expire in 1998:
                    Terry Hartshorn
                    George L. Argyros
                    Vincent M. Prager

               Members of the Board whose terms expire in 1999:
                    David L. Goldsmith
                    Leonard Green
                    Frederick S. Moseley

          (c)  Matters Voted Upon at Annual Meeting:

               1.   Election of Directors
                    ---------------------

                    The Company's Board currently consists of eight directors and is divided into three classes with staggered three-year terms. Stockholder voting results for the two directors re-elected were as follows:
                                                FOR         WITHHELD
                                             ----------     --------
                    Jeremy M. Jones          45,451,614     606,794
                    H.J. Mark Tompkins       45,366,826     591,582

               2.   Approval of the Company's 1997 Stock Incentive Plan
                    ---------------------------------------------------

                    The Board of Directors adopted and approved the Company's 1997 Stock Incentive Plan, subject to ratification by the holders of a majority of the shares represented at the Annual Meeting. Stockholder voting results were as follows:

                    For                      28,220,298
                    Against                  11,345,587
                    Abstain                     766,956
                    Broker Non-Votes          5,725,567

               3.   Ratification of the Company's Independent Accountants
                    -----------------------------------------------------

                    The Board of Directors selected Ernst & Young to serve as the Company's independent accountants for the fiscal year ending December 31, 1997, subject to ratification by the holders of a majority of the shares represented at the Annual Meeting. Stockholder voting results were as follows:

                    For                      45,905,009
                    Against                      55,958
                    Abstain                      97,441
                    Broker Non-Votes                  0

Item 5.   Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit
               Number    Description and Reference
               -------   -------------------------

                4.1 Amendment No. 1 to the Rights Agreement dated as of June 30, 1997, by and among Apria Healthcare Group, Inc., Norwest Bank Minnesota, N.A. and U.S. Stock Transfer Corporation. Incorporated by reference to Apria Healthcare Group Inc.'s Form 8-A/A, as filed with the Securities and Exchange Commission on July 9, 1997.

               10.1 Employment Agreement dated April 1, 1997, between Apria Healthcare Group Inc. and Merl A. Wallace.

               10.2 First Amendment to Credit Agreement, dated April 22, 1997, among Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Trust and Savings Association, Nationsbank of Texas, N.A. and other financial institutions party to the Credit Agreement.

               10.3 Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc. and Lisa M. Getson.

               10.4 Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc. and Robert S. Holcombe.

               10.5 Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc. and Jerome J. Lyden.

               10.6 Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc. and Gary L. Mangiofico.

               10.7 Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc. and Steven T. Plochocki.

               10.8 Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc. and Thomas M. Robbins.

               10.9 Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc. and Susan K. Skara.

               10.10 Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc. and Lawrence
                         H. Smallen.

               10.11 Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc. and Dennis E. Walsh.

               10.12 Second Amendment to Credit Agreement dated July 31, 1997, among Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Trust and Savings Association, NationsBank of Texas, N.A. and other financial institutions party to the Credit Agreement.

               11.1      Statement of Computation of Earnings per Share.

               27.1      Financial Data Schedule.

               27.2      Amended Financial Data Schedule

          (b)  Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K, dated June 26, 1997, with the Securities and Exchange Commission reporting (1) that it had issued a press release announcing that (i) it has retained Goldman, Sachs & Co. as its financial advisor,
               (ii) it will consider a variety of potential alternatives, including the possibility of a merger or sale of the Company or a capital restructuring to enhance shareholder value, (iii) it has begun to restructure its operations to focus more fully on its core businesses, and (iv) it expected its financial results for the second quarter ending June 30, 1997, to include charges of up to $95 million, before taxes, and (2) that the Company's business is subject to a number of risks, some of which are beyond the Company's control. The
               Company described certain of those risks in the above mentioned Current Report on Form 8-K so that it may be used for purposes of the Private Securities Litigation
               Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the Company may make from time to time.

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


                               APRIA HEALTHCARE GROUP INC.
                              ------------------------------
                                        Registrant



August 14, 1997               /s/  Lawrence H. Smallen
                              ------------------------------
                              Lawrence H. Smallen
                              Chief Financial Officer,
                              Senior Vice President, Finance
                              and Treasurer
                              (Principal Financial Officer)