Form 10-Q
period 1997-09-30
APRIA HEALTHCARE GROUP INC
filed 1997-11-14
CIK 882289

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the period ended September 30, 1997

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

There were 51,517,255 shares of Common Stock, $.001 par value, outstanding at November 11, 1997.

                        APRIA HEALTHCARE GROUP INC.

                                 FORM 10-Q

                  For the period ended September 30, 1997






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

SIGNATURES
----------

                        APRIA HEALTHCARE GROUP INC.

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                September 30,   December 31,
                                                     1997           1996
                                                  ----------    ------------
                                                 (Unaudited)
                                                   (Dollars in thousands)
CURRENT ASSETS
  Cash                                           $   26,573     $   26,930
  Accounts receivable, less allowance for
    doubtful accounts of $68,967 and
    $73,809 at September 30, 1997 and
    December 31, 1996, respectively                 301,670        335,616
  Inventories                                        34,079         55,733
  Deferred income taxes                              38,498         31,106
  Refundable and prepaid income taxes                 9,153         34,598
  Prepaid expenses and other current
    assets                                           10,159          9,764
                                                  ---------      ---------
      TOTAL CURRENT ASSETS                          420,132        493,747
PATIENT SERVICE EQUIPMENT, less
  accumulated depreciation of $254,989
  and $229,684 at September 30, 1997 and
  December 31, 1996, respectively                   199,872        213,602
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET           114,403        120,030
COVENANTS NOT TO COMPETE, NET                        13,530         17,054
GOODWILL, NET                                       291,241        295,536
OTHER ASSETS                                          2,527          9,141
                                                  ---------      ---------
                                                 $1,041,705     $1,149,110
                                                  =========      =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $   63,514      $  83,619
  Accrued payroll and related taxes
    and benefits                                     25,338         34,850
  Other accrued liabilities                          39,893         51,699
  Current portion of long-term debt                   9,582         11,588
                                                  ---------       --------
TOTAL CURRENT LIABILITIES                           138,327        181,756
LONG-TERM DEBT                                      573,772        623,276
DEFERRED INCOME TAXES                                17,446          1,143

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value:
    10,000,000 shares authorized;
      none issued                                         -              -
  Common Stock, $.001 par value:
    150,000,000 shares authorized;
      51,506,655 and 51,203,450 shares
      issued and outstanding at September
      30, 1997 and December 31, 1996,
      respectively                                       51             51
  Additional paid-in capital                        323,625        319,950
  Retained (deficit) earnings                       (11,516)        22,934
                                                  ---------      ---------
                                                    312,160        342,935
COMMITMENTS AND CONTINGENCIES                             -              -
                                                  ---------      ---------
                                                 $1,041,705     $1,149,110
                                                  =========      =========

              See notes to consolidated financial statements.

                        APRIA HEALTHCARE GROUP INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                      Three Months Ended  Nine Months Ended
                                         September 30,      September 30,
                                       -----------------  -----------------
                                         1997     1996      1997     1996
                                        ------   ------    ------   ------
                                      (in thousands, except per share data)
Net revenues                           $304,356 $306,026  $913,954 $907,908
Costs and expenses:
   Cost of net revenues                 104,650   93,917   337,792  284,951
   Selling, distribution and
     administrative                     151,782  147,584   449,148  433,021
   Provision for doubtful
     accounts                            15,194   15,118   101,141   42,976
   Amortization of intangible
     assets                               4,256    4,176    12,633   12,627
                                        -------  -------   -------  -------
                                        275,882  260,795   900,714  773,575
                                        -------  -------   -------  -------
     OPERATING INCOME                    28,474   45,231    13,240  134,333
Interest expense                         12,288   12,816    37,779   35,927
                                        -------  -------   -------  -------
     INCOME (LOSS) BEFORE TAXES          16,186   32,415   (24,539)  98,406
Income taxes                                  -   11,666     9,911   35,423
                                        -------  -------   -------  -------
     NET INCOME (LOSS)                 $ 16,186 $ 20,749  $(34,450)$ 62,983
                                        =======  =======   =======  =======




Income (loss) per common and
  common equivalent share                $  0.31 $  0.40   $ (0.67) $  1.20
                                         ======= =======   =======  =======
Weighted average number of
  common and common equivalent
  shares outstanding                      51,894  52,257    51,384   52,276

Income (loss) per common and
  common equivalent share assuming
  full dilution                          $  0.31 $  0.40   $ (0.67) $  1.20
                                         ======= =======   =======  =======
Weighted average number of common
  and common equivalent shares
  outstanding                            51,895   52,257    51,384   52,351

              See notes to consolidated financial statements.

                        APRIA HEALTHCARE GROUP INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                   -----------------------
                                                      1997          1996
                                                     ------        ------
                                                    (Dollars in thousands)
OPERATING ACTIVITIES
Net (loss) income                                 $ (34,450)      $ 62,983
Items included in net (loss) income
  not requiring (providing) cash:
  Provision for doubtful accounts                   101,141         42,976
  Provision for excess/obsolete
    equipment                                        23,000            513
  Depreciation                                       89,076         65,937
  Amortization of intangible assets                  12,633         12,627
  Amortization of deferred debt costs                   860            793
  Loss on sale of property,
    equipment and improvements                          202            165
  Gain on sale of short-term investment              (1,350)             -
  Gain on disposition of assets                        (448)             -
  Deferred income taxes                               8,911         12,712
Changes in operating assets and
  liabilities, net of effects of
  acquisitions:
  Increase in accounts receivable
    (before bad  debt writeoffs)                    (66,085)      (138,915)
  Decrease (increase) in inventories                  1,220        (16,452)
  Decrease in prepaids and other assets              25,118         18,659
  Decrease in accounts payable                      (20,105)       (24,755)
  Decrease in accrued payroll
    and other liabilities                           (22,250)       (16,962)
Net purchases of patient service
  equipment, net of effects of
  acquisitions                                      (51,795)       (84,462)
Other                                                    95          1,106
                                                   --------       --------
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                             65,773        (63,075)

INVESTING ACTIVITIES
  Purchases of property, equipment
    and improvements, net of effects
    of acquisitions                                 (17,561)       (40,579)
  Proceeds from sale of property,
    equipment and improvements                          289            168
  Proceeds on sale of short-term
    investment                                        1,350              -
  Proceeds on disposition of assets                   5,196              -
  Acquisitions and payments of
    contingent consideration                         (3,862)       (13,920)
                                                   --------       --------
    NET CASH USED IN
    INVESTING ACTIVITIES                            (14,588)       (54,331)

FINANCING ACTIVITIES
  Proceeds under revolving credit
    facility                                        129,950        686,900
  Payments under revolving credit
    facility                                       (174,950)      (568,200)
  Payments of senior and other
    long-term debt                                   (9,411)        (8,606)
  Capitalized debt costs, net                          (711)        (1,296)
  Issuances of Common Stock                           3,580         14,825
                                                   --------       --------
    NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                            (51,542)       123,623
                                                   --------       --------

NET (DECREASE) INCREASE IN CASH                        (357)         6,217
Cash at beginning of period                          26,930         18,829
                                                   --------       --------
      CASH AT END OF PERIOD                        $ 26,573       $ 25,046
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

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996, filed with the Company's 1996 Form 10-K.

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

NOTE C - INCOME TAXES

No tax benefit will be recognized in the third quarter of the current fiscal year because the tax losses will be carried forward. The nine month tax provision of $9,911,000 primarily represents an increase in the Company's valuation allowance for deferred tax assets.

NOTE D - BUSINESS COMBINATIONS

The Company periodically makes acquisitions of complementary businesses in specific geographic markets. Acquisitions that closed during the nine month period ended September 30, 1997 resulted in cash payments of approximately $3,424,000.

On January 30, 1997, after obtaining a release from the Omnicare Board of Directors, the Company sold all its 1,875,000 ordinary shares of Omnicare plc, a public limited company incorporated under the laws of England, to a former director. The Company had accounted for this investment using the equity method. Cash proceeds from the sale were $2,791,000, which resulted in a gain of $1,232,000.

On March 14, 1997, the Company sold M&B Ventures, Inc., its Medicare-certified home health agency, which operated in South Carolina under the assumed business names of Doctors Home Health and Advanced Care Service, to North Trident Regional Hospital, Inc., a subsidiary of Columbia/HCA Healthcare Corporation. Cash proceeds from the sale were $2,400,000, resulting in a loss on the sale of $784,000. The operations of Doctor's Home Health and Advanced Care Service had revenues of $1,356,000 and $5,536,000 for the nine months ended September 30, 1997 and 1996.

NOTE E - RESTRUCTURING COSTS

In connection with the 1995 merger between Abbey Healthcare Group Incorporated and Homedco Group, Inc., the Company adopted a plan to restructure and consolidate its operating locations and administrative functions within specific geographic areas. The plan, which was completed by September 1996, resulted in a restructuring charge in 1995 of approximately $68,304,000, consisting of accrued costs and impairments. The following table summarizes amounts paid during the nine months ended September 30, 1997 and the remaining accrual at September 30, 1997.

Accrual at December 31, 1996                           $7,131,000
Severance amounts paid through September 30, 1997      (1,841,000)
Other amounts paid through September 30, 1997          (3,156,000)
                                                       ----------
Accrual at September 30, 1997                          $2,134,000
                                                       ==========

The remaining accrual balance consists of $40,000 for severance and related personnel costs and $2,094,000 for branch and billing center closure costs.

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

The Company added letters of credit totaling $1,000,000 in June 1997 and $7,500,000 in September 1997. Total letters of credit outstanding at September 30, 1997 amounted to $8,970,000.

Subsequent to September 30, 1997, the Company entered into new leases in order to upgrade computer systems, and refinanced existing capital lease obligations. These transactions resulted in a net increase to debt of $7,435,000.

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

NOTE H - EQUITY

The change in stockholders' equity, other than from net loss, resulted primarily from the exercise of stock options. For the nine months ended September 30, 1997, proceeds from the exercise of stock options amounted to $3,580,000.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The Company's business is subject to a number of risks, some of which are beyond the Company's control. The Company has described certain of those risks in its Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 26, 1997. Such report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the Company may make from time to time. These risks include whether the Company will be able to resolve issues pertaining to the collectibility of its accounts receivable, pricing pressures (including changes in governmental reimbursement levels), the impact of healthcare reform proposals, the effect of federal and state healthcare regulations, the highly competitive market, recent losses, the concentration of large payors and dependence on relationships with third parties.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 1997, the Company announced that it retained an investment banking firm as its financial advisor to explore strategic alternatives to enhance shareholder value, including the possible sale, merger, or recapitalization of the Company. The Company continues to work closely with the investment firm and a group of interested parties. This process has given rise to some uncertainty within the Company's workforce, the impact of which is difficult to determine, but undoubtedly has shifted focus away from the Company's operational priorities, which may have impacted its financial results.

The Company has also commenced a restructuring of its operations to focus more fully on the core business lines of respiratory therapy, home infusion therapy and home medical equipment. The lower-margin medical supply and home health nursing lines will be phased out over the remainder of 1997 and early 1998.


Results of Operations
----------------------

Net Revenues: Net revenues decreased 0.5% to $304.4 million for the third quarter of 1997 compared with $306.0 million for the same quarter last year. For the nine months ended September 30, 1997, net revenues were $914.0 million compared with $907.9 million for the same period last year, representing a 0.7% increase. The decrease in the third quarter of 1997 compared to the third quarter of 1996 reflects the Company's decision to phase out the non-core business. The nine-month period ended September 30, 1997 reflects a charge taken in the second quarter of 1997 to provide for estimated revenue adjustments of $20 million. Revenue adjustments result from (1) incorrect contract prices entered upon service delivery due to complex contract terms, a biller's lack of familiarity with a contract or payor or an incorrect system price, (2) subsequent changes to estimated revenue amounts for services not covered by a preexisting contract, and (3) failure subsequent to service delivery to qualify a patient for reimbursement due to lack of authorization or a missed filing or appeal deadline [see Liquidity and Capital Resources]. The minimal increase in net revenues in the nine-month period of 1997 versus the same period last year reflects slow volume growth and price competition in the managed care environment.

In August 1997, the Balanced Budget Act of 1997 was adopted which includes several provisions affecting Medicare reimbursement for home medical equipment and services. Reimbursement for home oxygen services will be reduced by 25% in 1998 and an additional 5% in 1999 and subsequent years. The Company estimates that the impact of this reduction on 1998 revenues will be $60 to $65 million. Also effective January 1, 1998, Consumer Price Index-based reimbursement increases on durable medical equipment will be frozen through 2002.

Gross Profit: Gross margins for the third quarter and the nine months ended September 30, 1997 were 65.6% and 63.0%, respectively, compared with 69.3% and 68.6% for the same periods last year. The nine-month period in 1997 reflects a $23 million charge taken in the second quarter to provide for losses in inventory and patient service equipment and the $20 million revenue adjustment previously described. The variance between the three-month periods is partially attributable to a reduction in cost of sales recognized in the third quarter of 1996 resulting from a change in the depreciable lives of certain classes of patient service equipment.

Another  factor  contributing  to  the decline  in  gross  margins  is  the
Company's participation in the managed care environment. The intense pressure by employers on managed care organizations leads to greater price pressure on subcontracted providers such as the Company. Also, in response to requests from the managed care market the Company has been offering a broad range of products and services, including lower-margin services and supplies. To address this downward pressure on gross margins, the Company has recently adopted numerous initiatives, the most significant of which is the decision to exit the lower-margin medical supply and home health nursing lines. The Company is currently working with its customers and patients to ensure that their needs for these products and services are being met during this transitional period. Prior to this decision, management initiated a contract assessment process whereby the Company's top revenue-producing accounts were reviewed for profitability. The objective of the review was to identify contracts which could be renegotiated to obtain better terms, improve business mix and eliminate those not meeting acceptable profitability levels. The review phase of contracts representing approximately $300 million in annual revenues has been completed. Contracts representing about half of those revenues meet, or will soon meet, the Company's standards; the remainder have been identified for renegotiation.

Other initiatives the Company has pursued to improve its gross margins include (1) phasing out of subrented patient service equipment, (2) implementing sales incentives to focus on certain higher-margin products and services and (3) implementing an infusion therapy formulary which limits product choices to those which optimize gross margins. During the last half of 1996 the Company established automated purchasing budgets to more effectively control the purchase and use of patient service equipment which has contributed to a $32.7 million reduction in net patient service equipment purchases in the nine months ended September 30, 1997, as compared to the same period last year. Further, now that all locations have been converted to two standardized information systems (the primary system captures activity for respiratory, home medical equipment/other; the secondary system captures infusion activity), tools to better evaluate and monitor product/service mix at individual branch levels are continually being developed.

Selling,  Distribution  and  Administrative:   Selling,  distribution   and
administrative  expenses expressed as percentages of net revenues  for  the third quarter and nine months ended September 30, 1997 were 49.9% and 49.1%, respectively, compared with 48.2% and 47.7% for the same periods in
1996.   The increase in 1997 versus the same periods  in 1996 is due to an increase in expenses, primarily attributable to increased staffing  levels in the functional areas of reimbursement, patient service and information systems to address the problems the Company had been experiencing in
these areas [see Liquidity and Capital Resources].   Also impacting the
increase in selling, distribution and administrative expenses in the third quarter of 1997 compared to the same period last year is the decrease in net revenues.

Provision for Doubtful Accounts: The provision for doubtful accounts as a percentage of net revenues for the third quarter and nine months ended September 30, 1997 was 5.0% and 11.1%, respectively, compared to 4.9% and 4.7% for the same periods in the prior year. The nine-month period in 1997 reflects a charge of $55 million taken in the second quarter to increase the allowance for doubtful accounts and reflects a more conservative position taken on accounts in excess of 180 days. The change in estimate was considered necessary by Management because the reduction in these accounts had been slower than anticipated. The charge also reflects an increase to the bad debt provision rate for accounts receivable aged less than 180 days, necessitated by billing and collection difficulties that continued into early 1997 [see Liquidity and Capital Resources].

Interest Expense: Interest expense for the third quarter in 1997 decreased to $12.3 million compared to $12.8 million for the same period last year, which correlates to a reduction in long-term debt between the periods. Interest expense for the nine months ended September 30, 1997 increased to $37.8 million, from $35.9 million for the same period last year, primarily due to higher long-term debt levels. Long-term debt increased steadily from early 1996 through early 1997, at which time it began to decline. This trend resulted in higher average debt in the nine-month period ended September 30, 1997 compared to the same period of the prior year [see Liquidity and Capital Resources].

Income  Taxes:   The  nine-month tax provision of  $9.9  million  primarily represents an increase in the Company's valuation allowance for deferred tax assets.

Liquidity and Capital Resources
--------------------------------

Cash provided by the Company's operations was $65.8 million for the nine months ended September 30, 1997, compared with $63.1 million used in operations during the same period last year. The main reasons for the significant improvement between the two periods are as follows: (1) a decrease in the magnitude of the accounts receivable increase (before write-
offs) during the nine months ended September 30, 1997, as compared to the same period in 1996, (2) the receipt of federal tax refunds in 1997 and (3) a reduction in patient service equipment and inventory expenditures in the
first  nine  months  of 1997 compared to the same period  last  year.   The
higher equipment and inventory expenditures in 1996 were due to concerted efforts by the Company to upgrade the quality of the asset base.

Accounts  receivable, before allowance for doubtful accounts, decreased  by
$38.8  million  during  the  nine months ended  September  30,  1997.   The
decrease  includes  the impact of bad debt write-offs, net  of  recoveries, totaling $109.1 million. Despite high levels of bad debt write-offs and revenue adjustments, accounts in excess of 180 days at September 30, 1997
decreased  by  only  $12.4 million since December  31,  1996.   Days  sales
outstanding (DSO - calculated as of each period-end by dividing accounts receivable less allowance for doubtful accounts by the 90-day rolling average of net revenues) decreased from 99 days at December 31, 1996 to 89 days at September 30, 1997 (after adjustments and write-offs). The primary causes of the slower than expected (1) decline in accounts receivable in excess of 180 days and (2) decrease in DSO are the residual effects of the disruptions and delays in billing and collection activity associated with the Company's conversion of its field locations to the standardized information systems and a higher than normal turnover rate among billing and collection personnel. These activities contributed to billing delays and errors and, ultimately, difficulties in receiving timely reimbursement.

Management's quarter-end accounts receivable analysis includes a review of aging trends and the aggregate amounts and timing of cash applications, bad debt write-offs and revenue adjustments. Based on such analyses, Management estimated and recorded in the second quarter of 1997 a $20 million adjustment to reduce accounts receivable and net revenues and a $55 million adjustment to increase the allowance for doubtful accounts [see Results of Operations]. The third quarter analysis revealed improvement in some of the key trends, most notably cash applications.

Actions taken in 1996 to mitigate the impact of conversion disruptions and employee turnover included, among others, a collection incentive program with special emphasis on older accounts, hiring additional management-level billing and collection personnel and reinforcement training for the billing locations. Early in 1997, the Company took further steps to reduce the incidence of billing errors including a process review of the field information systems to identify opportunities to improve billing processing, timeliness and accuracy, validation of system pricing files and implementation of billing center audits to assess compliance with billing practices and procedures. Further, in the second quarter of 1997, the Company appointed an executive vice president of operations and reorganized the reimbursement and information system functions.

Long-term debt, including current maturities, decreased by $51.5 million from December 31, 1996 to September 30, 1997. In addition to the cash provided by operations, the decrease in long-term debt can be attributed to a reduction in property, plant and equipment expenditures and proceeds
received  in  certain sale transactions  described  below.   Subsequent to
September 30, 1997, the Company entered into leases totaling $7.4 million to upgrade its computer hardware.

On January 30, 1997, after obtaining a release from the Omnicare Board of Directors, the Company sold all its 1,875,000 ordinary shares of Omnicare plc, a public limited company incorporated under the laws of England, to a former director. Cash proceeds from the sale were $2.8 million, which resulted in a gain of $1.2 million.

On March 14, 1997, the Company sold M&B Ventures, Inc., its last remaining Medicare-certified home health agency (which operated in South Carolina under the assumed business names of Doctors Home Health and Advanced Care Service) to North Trident Regional Hospital, Inc., a subsidiary of Columbia/HCA Healthcare Corporation. Cash proceeds from the sale were $2.4 million, resulting in a loss on the sale of approximately $784,000.

On  September  30,  1997, the Company exercised its  warrants  to  purchase
248,000  shares  of  common stock of Living Centers of America,  Inc.   The
subsequent sale resulted in net proceeds and income of $1.4 million.

In anticipation of a planned merger with Vitas Healthcare Corporation, the Company entered into a credit agreement in August 1996 which provided a revolving loan facility of up to $800 million. Because the merger was never consummated and due to declining long-term debt levels and commitment fees assessed on the unused portion of the credit line, the Company decided to reduce the facility to $600 million effective July 31, 1997. Amendments to the Company's credit agreement were executed on April 22, 1997 and July 31, 1997 which, in addition to reducing the loan facility, allow the exclusion of certain nonrecurring charges (as defined by the agreement) from the computation of certain financial covenant ratios and increase the margin range applicable to rates based on the London Interbank Offered Rate.

In August 1997, the Company's counter-party to an 18-month swap agreement covering $280 million in notional principal, exercised its option to terminate the agreement after one year.

At September 30, 1997, the Company had $16.3 million invested in a money market account.

Overall, the Company believes that cash provided by operations and amounts available under its existing credit facilities will be sufficient to
finance  its  current  operations for at least  the  next  12  months.   At
September  30,  1997,  availability under  the  credit  facility  was  $216 million.

PART II. OTHER INFORMATION
--------------------------

Items 1-5. Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:

               Exhibit
               Number    Description and Reference
               -------   -------------------------

               10.1 Resignation and General Release Agreement dated September 26, 1997, between Apria Healthcare Group Inc. and Steven T. Plochocki.

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


                               APRIA HEALTHCARE GROUP INC.
                              ------------------------------
                                        Registrant



November 14, 1997             /s/  Lawrence H. Smallen
                              ------------------------------
                              Lawrence H. Smallen
                              Chief Financial Officer,
                              Senior Vice President, Finance
                              and Treasurer
                              (Principal Financial Officer)