Form 10-Q/A
period 1997-09-30
APRIA HEALTHCARE GROUP INC
filed 1997-11-21
CIK 882289

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                            Amendment No. 1
                                  on
                              Form 10-Q/A

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

                        Yes      X           No
                               ------              ------

There were 51,517,255 shares of Common Stock, $.001 par value, outstanding at November 11, 1997.

Item 6 of Part II of the Quarterly Report on Form 10-Q for the period ended September 30, 1997 is amended in its entirety as follows:


PART II. OTHER INFORMATION
--------------------------

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:

               Exhibit
               Number    Description and Reference
               -------   -------------------------

               10.1* Resignation and General Release Agreement dated as of September 26, 1997, between Apria Healthcare Group Inc. and Steven T. Plochocki.

               11.1      Statement of Computation of Earnings per
                         Share.  Incorporated by reference to Apria
                         Healthcare Group Inc.'s Form 10Q dated
                         September 30, 1997, as filed with the
                         Securities and Exchange Commission on November
                         14, 1997.

               27.1 Financial Data Schedule. Incorporated by reference to Apria Healthcare Group Inc.'s Form 10Q dated September 30, 1997, as filed with the Securities and Exchange Commission on November 14, 1997.

           (b) Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter for which this report is filed.


-----------------
* The attached document replaces an inaccurate copy of Exhibit 10.1 filed on November 14, 1997.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              APRIA HEALTHCARE GROUP INC.
                              --------------------------
                                     Registrant



November 21, 1997             /s/ LAWRENCE H. SMALLEN
                              ---------------------------------
                              Lawrence H. Smallen
                              Chief Financial Officer,
                              Senior Vice President, Finance
                              and Treasurer
                              (Principal Financial Officer)