Form 10-K
period 1997-12-31
APRIA HEALTHCARE GROUP INC
filed 1998-04-15
CIK 882289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[Mark One]
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997
                                       OR
[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 9, 1998, there were outstanding 51,724,059 shares of the Registrant's Common Stock, par value $0.001 ("Common Stock"), which is the only class of Common Stock of the Registrant. As of April 9, 1998 the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, computed based on the closing sale price of $8.00 per share as reported by the New York Stock Exchange, was approximately $339,870,030.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1997.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Apria Healthcare Group Inc. ("Apria Healthcare", "Apria" or the "Company") provides and/or manages comprehensive homecare services including home respiratory therapy, home delivered respiratory medications, home infusion therapy, home medical equipment and related clinical services. The Company provides its services through approximately 350 branch locations which serve patients in all 50 states.

        On June 28, 1995, Homedco Group, Inc. ("Homedco") merged with and into Abbey Healthcare Group Incorporated ("Abbey") to form the Company. In connection with the merger transaction (the "merger"), the Company issued 21,547,529 shares of its Common Stock for 15,391,092 issued and outstanding shares of Abbey common stock and 26,034,612 shares of its Common Stock for 13,017,306 issued and outstanding shares of Homedco common stock. The merger has been accounted for under the pooling-of-interests method of accounting. Accordingly, the historical financial statements for periods prior to the consummation of the merger have been restated as though the companies had been combined. The restated financial statements included herewith have been adjusted to conform the differing accounting policies of the separate companies.

        On September 30, 1994, the Company sold its 51% interest in Abbey Pharmaceutical Services, Inc. to Living Centers of America, Inc. ("Living Centers") for cash consideration of $20.3 million and warrants to purchase 247,500 shares of Living Centers common stock for $35.00 per share. In September 1997, the Company exercised the warrants and recorded a related gain of $1.4 million.

        On January 2, 1994, the Company acquired the outstanding stock of Protocare, Inc. ("Protocare") for a cash payment of $11.9 million plus direct acquisition costs of $3.7 million. In addition, pursuant to an earnout provision, as amended in June 1994, approximately 979,000 shares of Common Stock valued at $11.6 million were issued in February 1995 to the former Protocare stockholders.

        On November 10, 1993, the Company acquired the outstanding stock of Total Pharmaceutical Care, Inc. ("TPC") for a cash payment of $154.2 million plus direct acquisition costs of $9.4 million and the issuance of approximately 2,002,000 shares of Common Stock valued at $33.5 million.

        On August 7, 1992, the Company acquired substantially all of the business and assets of Glasrock Home Healthcare, Inc. for a cash payment of $68.4 million plus the assumption of liabilities amounting to $3.3 million and direct acquisition costs of $11.4 million.

        The Company was incorporated in 1991 in the State of Delaware.

RECENT DEVELOPMENTS

        In June 1997, the Company announced that it had retained an investment banking firm as its financial advisor to explore alternatives to enhance stockholder value, including the possible sale, merger or recapitalization of the Company. Following extensive communications and exchanges of information with a number of third parties, on February 3, 1998, the Company entered into a Stock Purchase Agreement (the "JLL Agreement") with JLL Argosy Apria, LLC, Joseph Littlejohn & Levy Fund III, L.P. and CIBC WG Argosy Merchant Fund 2, L.L.C. (together, the "JLL Group"). Pursuant to the terms of the JLL Agreement, among other things, the Company agreed to issue and sell 12,300,000 shares of Common Stock and to issue warrants to purchase 5,000,000 additional shares, exercisable at $20.00 per share, in consideration for a cash investment of $172.2 million by the JLL Group. The Company was to have used the proceeds, together with $70.0 million in new borrowings under the Company's credit facility, to purchase 17,300,000 shares of Common Stock. On April 3, 1998, the parties agreed to terminate the JLL Agreement without any obligation to any party. The Board of Directors of the Company has formed a committee to assess the Company's future alternatives in light of the termination of the JLL Agreement.

LINES OF BUSINESS

        Apria Healthcare derives substantially all of its revenue from the home healthcare segment of the healthcare market in principally three service lines: home respiratory therapy (including home-delivered respiratory medications), home infusion therapy and home medical equipment. In all three lines, the Company provides patients with a variety of clinical services, related products and supplies, most of which are prescribed by a physician as part of a care plan. These services include: high-tech infusion nursing, respiratory care and pharmacy services, educating patients and their caregivers about the illness and instructing them on self-care and the proper use of products in the home, monitoring patient compliance with individualized treatment plans, reporting to the physician and/or managed care organization, maintaining equipment and processing claims to third-party payors. Approximately 35% of the Company's business is derived from managed care organizations, with the remainder being derived from more traditional referral/payor sources. The Company directly provides numerous services to its patients, and purchases or rents the products needed to complement the service.


        The following table sets forth a summary of net revenues by line of business, expressed as percentages of total net revenues:

                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                          1997       1996      1995
                                                         -----      -----     -----
 Respiratory therapy...................................    51%        50%       53%
 Infusion therapy......................................    24%        25%       24%
 Home medical equipment/other..........................    25%        25%       23%
                                                         -----      -----     -----
       Total net revenues..............................   100%       100%      100%
                                                          ====       ====      ====


        RESPIRATORY THERAPY. The Company provides home respiratory therapy services to patients with a variety of conditions, including chronic obstructive pulmonary disease ("COPD", e.g., emphysema, chronic bronchitis and asthma), cystic fibrosis and neurologically-related respiratory conditions. Apria Healthcare employs a clinical staff of respiratory care professionals to provide support to its home respiratory therapy patients, according to physician-directed treatment plans and a proprietary acuity program.

        Approximately 68% of the Company's respiratory therapy revenues are derived from the provision of oxygen systems, nebulizers (devices to aerosolize medication) and home ventilators. The remaining respiratory revenues are generated from the provision of apnea monitors used to monitor the vital signs of newborns, continuous positive airway pressure ("CPAP/BiPAP") devices used to control adult sleep apnea, noninvasive positive pressure ventilation ("NPPV"), and other respiratory therapy products.

        The Company has developed a home respiratory medication service, which is fulfilled through the Apria Pharmacy Network ("APN"). Through APN, the Company offers its patients physician-prescribed medications to accompany the nebulizer through which they are administered. This comprehensive program offers patients and payors a broad base of services from one source, including the delivery of medications in premixed unit dose form, pharmacy services, patient education and claims processing.

        INFUSION THERAPY. Home infusion therapy involves the administration of 24-hour access to intravenous or enteral nutrition, anti-infectives, chemotherapy and other intravenous and injectable medications. Depending on the therapy, a broad range of venous access devices and pump technology may be used to facilitate homecare and patient independence. Apria Healthcare employs licensed pharmacists and registered high-tech infusion nurses who have specialized skills in the delivery of home infusion therapy. The Company currently operates 44 pharmacy locations to serve its home infusion patients. The following is a brief description of the major therapies:

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

        Chronic Condition Therapy. Chronic condition therapy is the intravenous or injectable administration of drugs to treat congenital or acquired chronic conditions, such as Prolastin(R) therapy for patients with congenital emphysema, human growth hormone therapy for pediatric patients with growth hormone deficiencies, and intravenous immunoglobulin ("IVIG") therapy for immune-deficient or immunosuppressed patients.

        Other Therapies. New infusion delivery devices and medications that address a broad range of patient conditions, such as multiple sclerosis, cancer and complications or side effects associated with transplantation, continue to emerge for use in the home setting. The Company provides a number of other therapies through its infusion network.

        HOME MEDICAL EQUIPMENT/OTHER. Apria Healthcare's primary emphasis in the home medical equipment line of business is on the provision of patient room equipment, principally hospital beds and wheelchairs, to its patients receiving respiratory or infusion therapy. The Company's integrated service approach allows patients and managed care systems accessing either respiratory or infusion therapy services to also access needed home medical equipment through a single source.

        As Apria Healthcare's managed care organization customer base has grown, the Company has recognized the need to expand its ability to provide value-added services to managed care organizations. Rather than directly provide certain non-core services itself, Apria aligns itself with other segment leaders (i.e. medical supply distributors) in formal relationships or ancillary networks. Such networks must be credentialed and qualified by Apria Healthcare's Clinical Services department.


ORGANIZATION AND OPERATIONS

        ORGANIZATION. Effective January 1998, the Company restructured its field organization. As a result, the Company's approximately 350 branch locations have been organized into five geographic divisions, which are further divided into 23 geographic regions. Each region is operated as a separate business unit and consists of a number of branches that are typically clustered within 100 miles of the regional office. The regional office provides each of its branches with key support services such as billing, purchasing and equipment repair. Each branch delivers home healthcare products and services to patients in their homes and other care sites through the branch's fleet and qualified personnel. This structure is designed to create operating efficiencies associated with centralized services while promoting responsiveness to local market needs.

        In conjunction with the geographic reorganization, the Company restructured its field management into two distinct functional areas: sales and operations. Previously, each regional manager was responsible for all aspects of sales and operations, including generating new business, operating branches and reimbursement. Under the new structure, the sales organization is responsible for generating new business from both traditional and managed care markets, while the operations organization is responsible for customer service, reimbursement and asset management.

        CORPORATE COMPLIANCE. As a leader in the home healthcare industry, Apria Healthcare has made a committment to providing quality home healthcare services and products while maintaining high standards of ethical and legal conduct. The Company believes that operating its business with honesty and integrity is not only proper but makes good business sense. The Company's Corporate Compliance Program is designed to accomplish these goals through employee education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits and other programs.

        OPERATING SYSTEMS AND CONTROLS. The Company's business is dependent, to a substantial degree, upon the quality of its operating and field information systems for the establishment of accurate and profitable contract terms, accurate order entry and pricing, billing and collections, and effective monitoring and supervision. Difficulties encountered in the conversion to a common system of the previously separate operations of Abbey and Homedco, following their 1995 merger, and ongoing operational shortcomings have had a significant negative impact on the Company's results of operations. In April 1997, the Company reorganized its reimbursement and information systems functions, and Management is currently giving a high priority to the implementation of standard "best practices" throughout the Company's operations. The Company has established performance indicators which measure operating results against expected thresholds, for the purpose of allowing all levels of management to identify, monitor and adjust areas requiring improvement. Operating models with strategic targets have been developed to move the Company toward more effectively managing labor expenses and the customer service, accounts receivable, clinical, and distribution areas of its business. The Company's management team is compensated using performance-based incentives focused on quality revenue growth, gross profit, timely cash collections and improvement in operating income.

        Through experience, the Company has developed the means of maintaining appropriate amounts of inventory sufficient to meet customer requirements.

        During 1997, the Company evaluated the adequacy of its field information systems' functionality and that of other packaged home healthcare information systems to meet its changing business and reimbursement needs. Based on the results of the evaluation, Management decided to replace its existing systems but found the packaged home healthcare information systems to be insufficient for the Company's needs. Rather, Management committed to a two-year plan to implement a large-scale fully integrated enterprise resource planning ("ERP") system. The new system is expected to better position Apria to meet the reimbursement complexities of the managed care environment, provide a higher level of real-time information to Management, bring together all product lines onto one system, allow access to Internet capabilities and electronic commerce and ensure year 2000 readiness. Significant development effort will be required to customize the "ERP" system for the complexities of the Company's billing and contractual arrangements (see "Risk Factors", "Collection of Accounts Receivable" and "Information Systems").

        ACCOUNTS RECEIVABLE MANAGEMENT. The Company derives substantially all its revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. For 1997, approximately 30% of the Company's net revenues was derived from Medicare and 9% from Medicaid. Generally, each third-party payor has specific claims requirements. The Company has policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.


MARKETING

        The Company markets its services to managed care organizations, physicians, hospitals, medical groups, home health agencies and case managers through its field sales force. The following marketing initiatives address the requirements of its referring customers:

        AUTOMATED CALL ROUTING THROUGH A SINGLE TOLL-FREE NUMBER. This allows managed care organizations and other customers to reach any of Apria's 350 locations and to access the full range of Apria services through a single central telephone number (1-800-APRIA-88).

        JCAHO ACCREDITATION. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") is a nationally recognized organization which develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home healthcare industry has grown, the need for objective quality measurements has increased. JCAHO accreditation entails a lengthy review process which is conducted every three years. Accreditation is increasingly being considered a prerequisite for entering into contracts with managed care organizations at every level. Because accreditation is expensive and time consuming, not all providers choose to undergo the process. Due to its leadership role in establishing quality standards for home healthcare and its active and early participation in this process, Apria Healthcare is viewed favorably by referring healthcare professionals. The Company's branch locations are all accredited by or in the process of receiving accreditation from JCAHO.

        CLINICAL MANAGEMENT SERVICES. As more alternate site healthcare is managed and directed by various managed care organizations, new methods and systems are sought to simultaneously control costs and improve outcomes. Apria Healthcare has developed a series of diagnosis-specific programs designed to proactively manage patients in conjunction with a managed care partner and the patient's physician in an alternate site setting. These services include patient and environmental assessments, screening/diagnostics, patient education, clinical monitoring, pharmacological management, utilization reporting and outcome reporting. Mutually established goals for inpatient hospital day reductions may be a portion of the basis for provider compensation.

        PHYSICIAN RELATIONS. In 1997, the Company developed a physician relations group to place phone calls to physician offices in an effort to increase and enhance awareness of Apria's services and stimulate interest in the Company. Physician relations representatives work closely with sales professionals throughout the country to identify, develop and maintain quality relationships.


SALES

        The Company employs approximately 322 sales professionals whose primary responsibility is to target key customers for all lines of business. Key customers include but are not limited to hospital-based healthcare professionals, physicians and their staffs, and managed care organizations. Sales professionals are afforded the necessary clinical and technical training to represent the Company's major service offerings of home respiratory therapy, home infusion therapy and home medical equipment. As larger segments of the marketplace become involved with managed care, specific portions of the sales force's working knowledge of pricing, contracting and negotiating and specialty-care management programs are being enhanced as well.

        An integral component of the Company's overall sales strategy is to increase volume through a variety of contractual relationships with both managed care organizations and other healthcare providers. Managed care organizations have grown substantially in terms of both the percentage of the U.S. population that is covered by such plans and their influence over an increasing portion of the healthcare economy. Managed care plans are consolidating and increasing their influence over the delivery and cost of healthcare services. The Company believes this trend will continue. As a result, the Company focuses a significant portion of its marketing efforts and specialized sales resources on managed care organizations to develop mutually beneficial risk sharing programs, including capitation arrangements. Managed care organizations already represent a significant portion of the Company's business in several of its primary metropolitan markets. No single account, however, represented more than 5% of the Company's net revenues for 1997. Among its more significant managed care agreements, the Company has contracts with United HealthCare Corporation, Kaiser Permanente, Aetna/U.S. Healthcare Health Plans, Health Insurance Plan of New York, PacifiCare Health Systems, Inc., MedPartners and Humana Health Plans. The Company also offers discount agreements and various fee-for-service arrangements to hospitals or hospital systems whose patients have home healthcare needs.


COMPETITION

        The segment of the healthcare market in which the Company operates is highly competitive. In each of its lines of business there are a limited number of national providers and numerous regional and local providers.

        The competitive factors most important in Apria Healthcare's lines of business are its wide geographic coverage, ability to develop and maintain contractual relationships with managed care organizations, price of services, access to capital, ease of doing business, range of homecare services, quality of care and service and reputation with referral sources, including local physicians and hospital-based professionals. It is increasingly important to be able to integrate a broad range of homecare services through a single source. The Company believes that it competes effectively in each of its business lines with respect to all of the above factors and that it has an established record as a quality provider of home respiratory therapy and home infusion therapy as reflected by the JCAHO accreditation of its branches.

        Other types of healthcare providers, including hospitals, home health agencies and health maintenance organizations, have entered and may continue to enter, Apria Healthcare's various lines of business. Depending on their individual situation it is possible that the competitors of the Company may have or may obtain significantly greater financial and marketing resources than the Company.


GOVERNMENT REGULATION

        GENERAL. The federal government and all states in which the Company currently operates regulate various aspects of the Company's business. In particular, the operations of the Company's branch locations are subject to state and federal laws regulating the repackaging and dispensing of drugs (including oxygen), the maintenance and tracking of certain life-sustaining and life-supporting equipment, the handling and disposal of medical waste and interstate motor carrier transportation. The Company's operations also are subject to state laws governing pharmacies, nursing services and certain types of home health agency activities. Certain of the Company's employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy, pharmacy and nursing. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect expansion of the Company's business and could prevent the location involved from offering certain products and services to patients.

        THE ANTI-KICKBACK STATUTE. As a provider of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid fraud and abuse laws (sometimes referred to as the "anti-kickback statute"). At the federal level, the anti-kickback statute prohibits any bribe, kickback or rebate in return for the referral of patients covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government including Medicare, Medicaid, and CHAMPUS, among others. Violations of the anti-kickback statute may result in civil and criminal penalties and exclusion from participation in the federal healthcare programs. In addition, an increasing number of states in which the Company operates have laws that prohibit certain direct or indirect payments (similar to the anti-kickback statute) or fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state funded healthcare programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. A failure to comply with the provisions of the federal or state anti-kickback statutes could have a material adverse effect on the Company.

        PHYSICIAN SELF-REFERRALS. Subject to certain exceptions, the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") prohibits a physician or a member of such physician's immediate family from referring Medicare and Medicaid patients for "designated health services" to an entity with which the physician has a financial relationship. The term "designated health services" includes several services commonly performed or supplied by the Company, including durable medical equipment, home health services and parenteral and enteral nutrition. In addition, "financial relationship" is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. Stark II is broadly written and at this point, only proposed regulations have been issued to clarify its meaning and application. Regulations for a predecessor law, Stark I, were published in August 1995 and remain in effect, but provide little guidance on the application of Stark II to the Company's business. While the proposed Stark II regulations do not have the force and effect of law, they provide some guidance as to what may be included in the final version. Issued on January 9, 1998, the proposed regulations purport to define previously undefined key terms, clarify prior definitions and create new exceptions for certain "fair market value" transactions, de minimis compensation arrangements and discounts, among others. It is unclear when these regulations will be finalized and until such time, they cannot be relied upon in structuring transactions. In addition, a number of the states in which the Company operates have similar prohibitions on physician self-referrals. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians. A failure to comply with the provisions of Stark II (including the Stark I regulations), or the state law equivalents, could have a material adverse effect on the Company.

        OTHER FRAUD AND ABUSE LAWS. The False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in civil monetary penalties and exclusion from the Medicare and Medicaid programs. The Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: "Health Care Fraud" and "False Statements Relating to Health Care Matters." The Health Care Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Recently, the federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the general fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area.

        A failure to comply with any of the fraud and abuse laws could have a material adverse impact on the Company.

        INTERNAL CONTROLS. Apria Healthcare maintains several programs designed to minimize the likelihood that the Company would engage in conduct or enter into contracts violative of the fraud and abuse laws. Contracts of the types subject to these laws are reviewed and approved at the corporate level. The Company maintains an extensive contract compliance review program established and monitored by its Legal Department. The Company also maintains various educational programs designed to keep its managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of the Company's policy of strict compliance in this area. While the Company believes its discount agreements, billing contracts, and various fee-for-service arrangements with other healthcare providers comply with applicable laws and regulations, there can be no assurance that further judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on the Company's business (see "Risk Factors").

        HEALTHCARE REFORM LEGISLATION. Economic, political and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Healthcare reform proposals have been formulated by members of Congress and by the current administration. In addition, some of the states in which the Company operates periodically consider various healthcare reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or that any such reforms will not have a material adverse effect on the Company's business and results of operations.

        Healthcare is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors.

        The Company does not presently anticipate major legislative changes to the Medicare program during 1998, particularly to reimbursement for home respiratory equipment and services. However, recommendations for changes may result from an ongoing study of patient access by the General Accounting Office ("GAO") and to the potential findings of the National Bipartisan Commission of the Future of Medicare.

        The Balanced Budget Act of 1997 contained a number of significant provisions affecting Medicare reimbursement rates for services and equipment provided by the Company. A 25% statutory reduction in the reimbursement for home oxygen was effective January 1, 1998 with an additional 5% reduction scheduled to take effect January 1, 1999. The GAO was directed by the Balanced Budget Act of 1997 to report in 18 months on the effect of the reductions in oxygen reimbursement on accessibility by patients to home oxygen services.

        The Balanced Budget Act of 1997 contained additional items that affect reimbursement for home medical equipment and services under Medicare Part B, including a provision to eliminate Consumer Price Index adjustments to home medical equipment reimbursement rates for the years 1998 through 2002.

        Other provisions that are likely to affect levels of reimbursement to the Company for home medical equipment under the Medicare program include new authority of the Secretary of Health and Human Services to reduce the reimbursement for home medical equipment by 15% each year under an abbreviated inherent reasonableness rulemaking procedure; authority for the Secretary to conduct a demonstration project to determine the feasibility of using competitive bidding for selected items of home medical equipment; and a reduction of the Medicare reimbursement for drugs and biologicals from the current level of the lower of the estimated acquisition cost or the national average wholesale price ("AWP"), to 95% of the AWP with a dispensing fee paid to Apria's pharmacy.

        Finally, the Balanced Budget Act of 1997 proposed that suppliers of home medical equipment be required to post surety bonds equal to 15% of their previous year's Medicare revenues (in a minimum amount of $50,000 and up to a maximum of $3 million) as a condition of participation in the Medicare program. The bonds would be used to secure suppliers' performance and compliance with Medicare program rules and requirements. The deadline for securing such bonds has been extended indefinitely, as the Health Care Financing Administration ("HCFA") is reviewing the bonding requirements.

        Laws and regulations are often adopted to regulate new and existing products and services. There can be no assurance that either the states or the federal government will not impose additional regulations upon the Company's activities that might adversely affect the Company's business.


EMPLOYEES

        As of March 1, 1998, the Company had 9,555 employees, of which 7,903 were full-time and 1,652 were part-time. The Company's employees are not currently represented by a labor union or other labor organization, except for approximately 20 employees in the State of New York. The Company believes that its employee relations are good.



EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the names, ages, titles with the Company and present and past positions of the persons serving as executive officers of the Company as of April 15, 1998.

      NAME AND AGE                                       OFFICE AND EXPERIENCE
      ------------                                       ---------------------
Lawrence M. Higby, 52.............  President and Chief Operating Officer.  Mr. Higby joined
                                    Apria in November 1997.  Prior to joining Apria, Mr.
                                    Higby served as President and Chief Operating Officer of
                                    Unocal's 76 Products Company and Group Vice President of
                                    Unocal Corporation from 1994 to 1997.  From 1986 to
                                    1994, Mr. Higby held various positions with The Times
                                    Mirror Company, including serving as Executive Vice
                                    President, Marketing of the Los Angeles Times and
                                    Chairman of the Orange County Edition (1992-1994).

Thomas M. Robbins, 48 ............  Executive Vice President, Field Operations.  Mr. Robbins
                                    was promoted to Executive Vice President, Field
                                    Operations in January 1998.  He served as Senior Vice
                                    President, Eastern Zone from October 1996 to January
                                    1998.  From June 1995 to October 1996, he served as
                                    Senior Vice President, Southern Zone.  He served as
                                    Senior Vice President, Southeast Region since joining
                                    Homedco in August 1992.  Prior to joining Homedco, Mr.
                                    Robbins was Vice President, Northeast Region, for
                                    Glasrock Home Healthcare, Inc., a firm in substantially
                                    the same business as the Company, from 1990 until August
                                    1992 when it was acquired by the Company.

Merl A. Wallace, 48 ..............  Executive Vice President, Corporate Operations.  Mr.
                                    Wallace was promoted to Executive Vice President,
                                    Corporate Operations in March 1997.  Mr. Wallace served
                                    as Senior Vice President, Western Zone from June 1995 to
                                    March 1997.  Mr. Wallace served as Vice President,
                                    Operations of Homedco from April 1994 to June 1995.
                                    From November 1990 to April 1994, he served as General
                                    Manager of the Southwest District of Homedco.

Dennis E. Walsh, 48...............  Executive Vice President, Sales.  Mr. Walsh was promoted to Executive Vice President, Sales in January 1998.  Mr.
                                    Walsh served as Senior Vice President, Western Zone from
                                    March 1997 to January 1998.  From June 1995 to March
                                    1997, he served as Senior Vice President, Sales and
                                    Marketing.  He served as Vice President, Sales of
                                    Homedco from November 1987 to June 1995.

Lisa M. Getson, 36................  Senior Vice President, Marketing.  Ms. Getson was
                                    promoted to Senior Vice President, Marketing in August
                                    1997.  Ms. Getson served as Vice

                                    President, Marketing from November 1995 to August 1997.
                                    She served as Director of Marketing, Infusion from June
                                    1995 to November 1995.  From May 1994 to June 1995, she served as Director of Business Development of Abbey Home
                                    Healthcare.  From 1989 to 1994, Ms. Getson held various
                                    positions with Critical Care America, including Director
                                    of Marketing and Business Development from January 1993
                                    to May 1994.

Robert S. Holcombe, 55............  Senior Vice President, General Counsel and Secretary.
                                    Mr. Holcombe was promoted to Senior Vice President,
                                    General Counsel and Secretary in August 1997.  He served
                                    as Vice President, General Counsel and Secretary from
                                    May 1996 to August 1997.  Prior to joining Apria, Mr.
                                    Holcombe served as Senior Vice President and General
                                    Counsel for The Cooper Companies, Inc., a diversified
                                    specialty healthcare company, from December 1989 to
                                    April 1996.

Susan K. Skara, 48................  Senior Vice President, Human Resources.  Ms. Skara was
                                    promoted to Senior Vice President, Human Resources in
                                    November 1996.  She served as Vice President, Human
                                    Resources of Homedco and, subsequently, the Company,
                                    from November 1987 until November 1996.

Lawrence H. Smallen, 49 ..........  Chief Financial Officer, Senior Vice President, Finance
                                    and Treasurer.  In January 1998, Mr. Smallen resigned
                                    from the above listed positions, effective upon the
                                    selection of his successor which has not yet occurred.
                                    Mr. Smallen was promoted to Senior Vice President,
                                    Finance in March 1996.  He held the titles of Vice
                                    President, Finance and Treasurer with Homedco and,
                                    subsequently, the Company, since November 1987.
                                    Mr. Smallen served as Secretary of the Company from June
                                    1995 until May 1996.

James E. Baker, 46 ...............  Vice President, Controller.  Mr. Baker has served as
                                    Vice President, Controller of Homedco and, subsequently,
                                    the Company, since August 1991.  He served as Corporate
                                    Controller of Homedco from November 1987 to August
                                    1991.

        In January 1998, the Company announced the resignation of its Chairman and Chief Executive Officer, Jeremy M. Jones. Lawrence M. Higby is functioning as Chief Executive Officer until such time as a replacement is named. In January 1998, the Company announced the resignation of Jerome J. Lyden, Senior Vice President, Sales.

RISK FACTORS

        The Company's business is subject to a number of risks, some of which are beyond the Company's control. The Company has identified below important factors that could cause actual results to differ materially from those projected in any forward-looking statements the Company may make from time to time.

MANAGEMENT STABILITY AND RECRUITING.

        Uncertainty about the Company's future and significant changes in senior management have limited the Company's ability to attract and retain personnel to critical positions, including revenue-producing positions such as sales representatives. The Company's ability to increase revenues and profitability is dependent to a significant extent upon its ability to recruit and maintain qualified personnel. Continued uncertainty concerning management and control of the Company would likely have a material adverse effect on its business, results of operations or financial condition.

REGULATORY ENVIRONMENT.

        REIMBURSEMENT. A substantial portion of the Company's revenue is attributable to payments received from third-party payors, including the Medicare and Medicaid programs and private insurers. For 1997, approximately 30% of the Company's net revenue was derived from Medicare and 9% from Medicaid. The Medicare reimbursement rate for home oxygen was recently reduced by 25%, effective January 1, 1998, pursuant to the provisions of the Balanced Budget Act of 1997. Medicare-reimbursed home oxygen services represented approximately 19.5% of the Company's net revenues in 1997. The estimated decrease in 1998 revenues and operating income resulting from this reimbursement reduction is $55.0 million to $60.0 million. A further reimbursement reduction of 5% will be effective on January 1, 1999. The levels of revenues and profitability of the Company, similar to those of other healthcare companies, have been and will continue to be subject to the effect of changes in coverage or payment rates by third-party payors. Such changes could have a material adverse effect on the business, results of operations or financial condition of the Company.

        Medicare and Medicaid carriers also periodically conduct post-payment reviews and other audits of claims submitted. These Medicare and Medicaid contractors are under increasing pressure to scrutinize healthcare claims more closely. In addition, the home healthcare industry is generally characterized by long collection cycles for accounts receivable due to the complex and time-consuming requirements, including collection of medical necessity documentation, for obtaining reimbursement from private and governmental third-party payors. There can be no assurance that such long collection cycles or reviews and/or similar audits of the Company's claims will not result in significant recoupments or denials which could have a material adverse effect on the Company's business, results of operations or financial condition.

        In addition, Medicare has proposed the implementation of a competitive bidding system, which could result in lower reimbursement rates, or limits on increases in reimbursement rates, for healthcare services. There can be no assurance that such a competitive bidding system will not have a material adverse effect on the Company's business, results of operations or financial condition (see "Government Regulation").

        FRAUD AND ABUSE LAWS. As a supplier and provider of services under the Medicare and Medicaid programs, the Company is subject to Medicare and state healthcare program fraud and abuse laws. These laws include the Medicare and Medicaid anti-kickback statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any remuneration in return for the referral of patients for items or services, or arranging for the furnishing of items or services, for which payment may be made under the Medicare, Medicaid or other federally funded healthcare programs. Violation of these provisions may result in civil and criminal penalties and exclusion from participation in Medicare and state health programs such as Medicaid. Congress also enacted the Health Insurance Portability and Accounting Act of 1996, which includes an expansion of certain fraud and abuse provisions to other federal healthcare programs and private payors. In addition, several healthcare reform proposals have included an expansion of the anti-kickback laws to include referrals of any patients regardless of payor source.

        The broad language of the anti-kickback statute has been interpreted by the courts and governmental enforcement agencies in a manner which could impose liability on healthcare providers for engaging in a wide variety of business transactions. Limited "safe harbor" regulations exempt certain practices from enforcement action under the prohibitions. However, these safe harbors are only available to transactions which fall entirely within the narrowly defined guidelines. Transactions that do not fall within the safe harbors do not necessarily violate the fraud and abuse laws and, therefore, parties to such transactions either may or may not be subject to prosecution. In addition, an increasing number of states in which the Company operates have laws, which vary from state to state, prohibiting certain direct or indirect remuneration or fee-splitting arrangements between healthcare providers, regardless of payor source, for the referral of patients to a particular provider. Possible sanctions for violations of these restrictions include loss of licensure and civil and criminal penalties. In addition, under separate statutes, submission of claims for payment that are "not provided as claimed" may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state healthcare programs. These false claims statutes include the Federal False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such qui tam actions have increased significantly in recent years and have increased the risk that a healthcare company will have to defend a false claims action, pay fines or be excluded from the Medicare and/or Medicaid programs as a result of an investigation arising out of such an action. Finally, Congress enacted Stark II in 1993, which prohibits referrals by physicians to certain entities with which they have a financial relationship unless an exception applies. Several states in which the Company operates also have similar laws. Possible sanctions for violation of these laws include denial of payment, loss of licensure and civil and criminal penalties. The Company maintains an internal regulatory compliance review program and from time to time retains special counsel for guidance on applicable laws and regulations. However, no assurance can be given that the Company's practices, if reviewed, would be found to be in compliance with applicable health regulatory laws, as such laws ultimately may be interpreted, or that any non-compliance with such laws would not have a material adverse effect on the Company's business, results of operations or financial condition (see "Government Regulation").

        OPERATION RESTORE TRUST. In May 1995, the federal government announced an initiative which would increase significantly the financial and human resources allocated to enforcing the fraud and abuse laws. Private insurers and various state enforcement agencies also have increased their scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices. Under Operation Restore Trust ("ORT"), the Office of the Inspector General (the "OIG"), in cooperation with other federal and state agencies, initially focused on the activities of home health agencies, hospices, durable medical equipment suppliers and nursing homes in New York, Florida, Illinois, Texas, and California, states in which the Company has significant operations. More recently, the ORT program has been expanded to include 12 other states in which the Company also has significant operations (see "Government Regulation").

        OTHER FEDERAL AND STATE REGULATIONS. The federal government and all states in which the Company currently operates regulate various aspects of the Company's business. In particular, the operations of the Company's branch locations are subject to state and federal laws regulating the repackaging and dispensing of drugs (including oxygen), the maintenance and tracking of certain life-sustaining and life-supporting equipment, the handling and disposal of medical waste and motor carrier transportation. The Company's operations also are subject to state laws governing pharmacies, nursing services and certain types of home healthcare activities. Certain of the Company's employees are subject to state laws and regulations governing the ethics and professional practice of medicine, respiratory therapy, pharmacy and nursing. The Company's operations are subject to periodic survey by governmental and private accrediting entities to assure compliance with applicable state licensing, Medicare and Medicaid certification, and accreditation standards, as the case may be. From time to time in the ordinary course of business, the Company, like other healthcare companies, receives survey reports containing deficiencies for alleged failure to comply with applicable requirements. The Company reviews such reports and attempts to take appropriate corrective action. The failure to effect such action or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could adversely affect the Company's business, results of operations or financial condition and could prevent the programs involved from offering products and services to patients. In addition, laws and regulations often are adopted to regulate new products, services and industries. There can be no assurance that either the states or the federal government will not impose additional regulations upon the activities of the Company which might adversely affect its business, results of operations or financial condition (see "Government Regulation").

RECENT LOSSES.

        The Company reported a net loss of $74.5 million for the year ended December 31, 1995, net income of $33.3 million for the year ended December 31, 1996 and net loss of $272.6 million for the year ended December 31, 1997. No assurance can be given that the Company will achieve profitable operations in the near term.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE.

        Accounts receivable, before allowance for doubtful accounts, decreased by $94.2 million in 1997. The decrease resulted from the combined impacts of (1) higher collection rates as evidenced by the increase in collections as a percentage of revenue from 93% in 1996 to 99% in 1997, (2) shorter collection periods as reflected by a decrease in the Company's average collection period from approximately 130 days in 1996 to approximately 100 days in 1997 and (3) an increase in the amount of bad debt write-offs taken, net of recoveries, from $80.4 million in 1996 to $139.0 million in 1997. Accounts aged in excess of 180 days at December 31, 1997 decreased by $33.6 million as compared to December 31, 1996 but represented a comparable percentage of total accounts receivable. The high level of bad-debt writeoffs was caused by the residual effects of the disruptions and delays in billing and collection activity associated with the Company's 1995 and 1996 conversions of its field locations to standardized information systems and the continuing impact of a higher than normal turnover rate among billing and collection personnel in 1996. These activities have contributed to billing delays and errors and, ultimately, difficulties in receiving timely reimbursement. To mitigate this negative impact, the Company, among other steps, initiated collection incentive programs with special emphasis on older accounts, hired additional management-level billing and collection personnel and initiated reinforcement training for the billing locations. Early in 1997, the Company took further steps to reduce the incidence of billing errors including a process review of the field information systems to identify opportunities to improve billing processing, timeliness and accuracy, validation of system pricing files and implementation of billing center audits to assess compliance with billing practices and procedures. In April 1997, the Company reorganized its reimbursement and information systems functions. These changes were intended to heighten the Company's focus on accounts receivable collections and information systems management. No assurances can be given, however, that additional charges for uncollectible accounts receivable will not be required as a result of continuing difficulties associated with the conversion activities and meeting payor documentation requirements and claim submission deadlines.

INFORMATION SYSTEMS.

        During 1997, the Company evaluated the capacity of its field information systems and that of other packaged home healthcare information systems to meet its changing business and reimbursement needs. Based on the results of this evaluation, Management determined that neither the Company's existing systems nor the available packaged home healthcare information systems were adequate for the Company's requirements. As a result of such findings, Management has implemented a two-year plan to develop a proprietary, large-scale, fully integrated ERP system that will be customized to handle the complexities of the Company's billing and contractual arrangements. The ability of the Company to develop and customize the ERP system for its use, to train personnel on the use of the system, to implement the ERP system using existing computer equipment or to identify suitable replacement computer equipment, to develop technical support capabilities for the ERP system users and to transfer existing field information databases and nonelectronic records to the ERP system will be critical to the success of the transition from the current information systems to the ERP system. There can be no assurance that such a transition will be accomplished without disruption to service delivery and billing functions, and any such disruption, if significant or lengthy, may have a material adverse effect on the Company's business, results of operations or financial condition.

PRICING PRESSURES.

        The healthcare industry is currently experiencing market-driven reforms from forces within and outside the industry that are exerting pressure on healthcare companies to reduce healthcare costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on home healthcare margins, as larger buyer and supplier groups exert pricing pressure on home healthcare providers. The ultimate timing or effect of market-driven reforms cannot be predicted, and short-term cost containment initiatives may vary substantially from long-term reforms. No assurance can be given that any such reforms will not have a material adverse effect on the Company's business, results of operations or financial condition.

COMPETITION.

        The segment of the healthcare market in which the Company operates is highly competitive. In each of its lines of business, there are a limited number of national providers and numerous regional and local providers. The Company competes with a large number of organizations in many areas in which its branch facilities and programs are located. Other types of healthcare providers, including hospitals, physician groups, home health agencies, nursing homes and health maintenance organizations, have entered and may continue to enter, the Company's various lines of business. Depending on their individual situations, it is possible the competitors of the Company may have or may obtain significantly greater financial and marketing resources than the Company. In addition, relatively few barriers to entry exist in the local home healthcare markets served by the Company. Accordingly, other companies that are not currently serving the home healthcare market may become competitors, enter the markets and expand the variety of services offered. As a result, the Company could encounter increased competition in the future that may limit its ability to maintain or increase its market share, including competition from parties in a position to influence referrals to the Company. Such increased competition could materially adversely affect the Company's business, results of operations or financial condition.

        The Company's ability to successfully compete in the home healthcare market is dependent on, among other things, the Company's wide geographic coverage, the ability to develop and maintain contractual relationships with managed care organizations, price of services, ease of doing business, quality of care and service and reputation with referring customers, including local physicians and hospital-based professionals. Additionally, it is increasingly important to be able to both offer and integrate a broad range of homecare services through a single source. If the Company is unable to maintain its geographic coverage or develop and maintain its contractual relationships, or maintain its reputation or its current offerings of homecare services, such developments could have a material adverse affect on the Company's business, results of operations or financial condition.

DEPENDENCE ON RELATIONSHIPS WITH THIRD PARTIES.

        The profitability and growth of the Company's business depends on its ability to establish and maintain close working relationships with managed care organizations, private and governmental third-party payors, hospitals, physicians, physician groups, home health agencies, long-term care facilities and other institutional healthcare providers, and large self-insured employers. There can be no assurance that the Company's existing relationships will be successfully maintained or that additional relationships will be successfully developed and maintained in existing or future markets. The loss of such existing relationships or the failure to continue to develop such relationships in the future could have a material adverse effect on the Company's business, results of operations or financial condition.

CONCENTRATION OF LARGE PAYORS.

        Managed care organizations have grown substantially in terms of both the percentage of the population that is covered by such organizations and their control over an increasing portion of the healthcare economy. Managed care plans have continued to consolidate to enhance their ability to influence the delivery of healthcare services and to exert pressure to control healthcare costs. The Company has a number of contractual arrangements with managed care organizations and other parties. While no individual arrangement accounted for more than 5% of the Company's net revenues in fiscal 1997, no assurances can be given that managed care organizations or other large third-party payors will not use their power to influence and exert pressure on healthcare services or costs in a manner that could have a material adverse effect on the Company's business, results of operations or financial condition.

HEALTHCARE REFORM.

        The healthcare industry has experienced extensive and dynamic regulatory change. Changes in the law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of payment for medical care by both governmental and other payors. Healthcare reform proposals have been formulated by federal and state governments. Government officials can be expected to continue reviewing and assessing alternative healthcare delivery systems and payment methodologies, and public debate of these issues can be expected to continue in the future. The Company cannot predict whether any reform measures will be enacted or, if enacted, the nature of such reforms. There can be no assurance that any reform measure, if enacted, will not restrict the Company's operations, limit expansion of its business, or impose compliance costs which cannot be recovered through price increases or otherwise adversely affect the Company's business, results of operations or financial condition.

INSURANCE.

        In recent years, physicians, hospitals and other participants in the healthcare market have become subject to an increasing number of lawsuits alleging professional negligence, product liability or related claims, many of which involve large claims and significant defense costs. The Company is from time to time subject to such suits due to the nature of its business. The Company currently maintains liability insurance intended to cover such claims. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. While the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect on the business, results of operations or financial condition of the Company. Claims against the Company, regardless of their merit or eventual outcome, also may have a material adverse effect upon the Company's business, results of operations or financial condition.


ITEM 2.  PROPERTIES

       The Company's headquarters are located in Costa Mesa, California and consist of approximately 168,000 square feet of office space. The lease expires in 2001. The Company has approximately 350 branch facilities serving patients in all 50 states. These branch facilities are typically located in light industrial areas and average approximately 10,000 square feet. Each facility is a combination warehouse and office, with approximately 50% of the square footage consisting of warehouse space. Lease terms on branch facilities are generally five years or less.

       Except for the facilities in Sherman, Texas and Beckley, West Virginia, which the Company owns, the Company leases all of its facilities.


ITEM 3.  LEGAL PROCEEDINGS

       The Company and certain of its present and former officers and/or directors are defendants in three lawsuits which allege, among other things, that the defendants made false and/or misleading public statements regarding the Company and its financial condition in violation of federal securities laws. Lasker v. Apria Healthcare, Inc., et al, was filed on or about March 5, 1998 in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV 98-217 GLT). Miladin v. Apria Healthcare Group Inc., et al., was filed in the same court (Case No. SACV 98-318 AHS) on or about April 2, 1998. Schiller v. Apria Healthcare Group, Inc. et al., was filed in the same court (Case No. SACV 98-349 GLT) on or about April 9, 1998. No class has been certified at this time. The complaints seek compensatory and punitive damages as well as other relief.

       The Company believes that it has meritorious defenses to the plaintiffs' claims, and it intends to vigorously defend itself against the actions. In the opinion of Management, the ultimate disposition of these cases will not have a material adverse effect on the Company's financial condition or results of operations.

       The Company is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. The Company has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of Management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company's consolidated results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

       The Company's common stock is traded on the New York Stock Exchange
(NYSE) under the symbol AHG. Prior to May 16, 1996, Apria Common Stock was listed and traded on the Nasdaq National Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol APRA. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share of Apria Common Stock as reported by the NYSE and the high and low bid information per share of Apria Common Stock as reported by Nasdaq.


                                                             APRIA
                                                      -------------------
                                                       High         Low
                                                      -------     -------
Year ended December 31, 1996
  First Quarter                                       $32.5000    $23.0000
  Second Quarter                                       35.5000     29.1250
  Third Quarter                                        32.7500     17.1250
  Fourth Quarter                                       22.1250     16.7500

Year ended December 31, 1997                          $20.6250    $16.5000
  First Quarter                                        19.3750     15.0000
  Second Quarter                                       18.5000     12.7500
  Third Quarter                                        17.0000     13.0625
  Fourth Quarter

        As of April 8, 1998 there were 854 holders of record of Apria Common Stock.

        The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future. In addition, the Company has a bank credit agreement which prohibits the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

        The following table presents selected financial data of Apria Healthcare, giving effect, in periods prior to June 28, 1995, to the merger between Homedco and Abbey using the pooling-of-interests method of accounting, for the five years ended December 31, 1997. The data set forth below have been derived from the audited consolidated financial statements of the Company and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. As discussed in the Notes to the Consolidated Financial Statements, certain adjustments have been made to conform the two companies' accounting practices.

                                                                                    YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                            1997(1)          1996(2)     1995 (2,3,4)     1994(2,4,5)  1993 (2,4,6)
                                                            -------          -------     ------------     -----------  ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Net revenues ......................................     $ 1,180,694      $ 1,181,143     $ 1,133,600      $   962,812   $   748,901
Gross profit ......................................         729,512          780,468         772,601          675,122       522,777
(Loss) income from continuing operations
   before extraordinary items .....................        (272,608)          33,300         (71,478)          35,616        35,845

Net (loss) income .................................        (272,608)          33,300         (74,476)          39,031        37,311

Per share amounts:
    (Loss) income from continuing operations
       before extraordinary items .................     $     (5.30)     $      0.66     $     (1.52)     $      0.84   $      0.99
    Net (loss) income per common share ............     $     (5.30)     $      0.66     $     (1.58)     $      0.92   $      1.03

Per share amounts - assuming dilution:
    (Loss) income from continuing operations
       before extraordinary items .................     $     (5.30)     $      0.64     $     (1.52)     $      0.78   $      0.90
    Net (loss) income per common share ............     $     (5.30)     $      0.64     $     (1.58)     $      0.85   $      0.93


BALANCE SHEET DATA:
Working capital ...................................     $   169,090      $   311,991     $   198,630      $   157,608   $   187,370
Total assets ......................................         757,170        1,149,110         979,985          856,167       710,122
Long-term obligations, including current maturities         548,905          634,864         500,307          438,304       391,822
Stockholders' equity ..............................          74,467          342,935         284,238          261,910       176,632

(1) As described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 3, 4, 8 and 13 to the Consolidated Financial Statements, the Operations data for 1997 includes significant adjustments and charges to write down the carrying values of goodwill and information systems hardware and internally developed software - $133,542,000 and $26,781,000, respectively, increase the valuation allowance on deferred tax assets, $29,963,000, and provide for estimated losses related to patient service assets and inventory and related to accounts receivable - $33,100,000 and $101,423,000, respectively.

(2) The per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion, see Note 9 to the Consolidated Financial Statements.

(3) In 1995, the Company incurred charges related to merger, restructuring and integration activities as discussed in Note 7 to the Consolidated Financial Statements.

(4) The Statements of Operations and Balance Sheet Data reflect the June 28, 1995 Abbey/Homedco merger using the pooling-of-interests method of accounting. Accordingly, the financial data for all periods prior to June 28, 1995 have been restated as though the two companies had been combined.

(5) In 1994, the Company disposed of its 51% interest in Abbey Pharmaceutical Services, Inc.

(6) The Statements of Operations and Balance Sheet Data reflect the acquisition on November 10, 1993 of the outstanding stock of Total Pharmaceutical Care, Inc.


        The Company did not pay any cash dividends on its Common Stock during any of the periods set forth in the table above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        In June 1997, the Company announced that it retained an investment banking firm as its financial advisor to explore strategic alternatives to enhance shareholder value, including the possible sale, merger, or recapitalization of the Company. In February 1998, the Company accepted the proposal of a private investment firm to enter into a recapitalization transaction. In April 1998, the Company announced that the transaction would not be completed (see Liquidity and Capital Resources). The entire process has given rise to uncertainty within the Company's workforce, the impact of which is difficult to determine, but which undoubtedly has shifted focus away from the Company's operational priorities and may have impacted its financial results.

RESULTS OF OPERATIONS

        NET REVENUES: The Company derives substantially all of its revenue from the home healthcare segment of the healthcare industry in principally three service lines: home respiratory therapy (including home-delivered respiratory medications), home infusion therapy and home medical equipment. In all three lines, the Company provides patients with a variety of clinical services, related products and supplies, most of which are prescribed by a physician as part of a care plan. Substantially all of the Company's revenues are reimbursed by third party payors; including Medicare, Medicaid, managed care organizations and private insurers, representing approximately 30%, 9%, 35% and 26%, respectively.

        In 1995 and 1996, Management considered the Company's comprehensive, integrated service offerings and broad geographic coverage a distinct competitive advantage for obtaining managed care business. Accordingly, efforts were focused on increasing managed care market share by offering a broad range of services through the Company's extensive branch network. In June of 1997, the Company determined that this strategy had negatively impacted its financial performance, particularly for infusion therapy, because of significant managed care price compression, difficulties in billing and collecting from managed care organizations and losses of traditional referral business due to the Company's focus on managed care business opportunities. In response to these conditions, Management reevaluated its strategies and began efforts to exit certain managed care contracts not meeting minimum profitability thresholds, as well as certain lower-margin service lines and began to reemphasize traditional referral-based business on a service line basis.

        Traditional referral sources include physicians, hospitals, medical groups and home health agencies. To maximize its ability to obtain a larger share of the traditional market, the Company is currently recruiting approximately 30 account executives to increase its sales force. Also in 1997, the Company organized a physician relations group to place outbound telephone calls to physician offices in an effort to increase and enhance awareness of and stimulate interest in the Company's services.

        Service lines targeted for exit in 1997 included medical supplies, women's health and nursing management which represented annual revenues of approximately $55.8 million. Some portion of the medical supply and nursing business is expected to continue due to customer requirements. A consequence of the initiatives to exit certain service lines and to exit certain low-margin managed care contracts was the unintended loss of related business. One contract, considered to be significant (representing 1% of net revenues), was lost. Through the end of 1997, the Company had exited contracted business representing approximately $25.0 million in annual revenues.

        The following table sets forth a summary of net revenues by service line:

                                    YEAR ENDED DECEMBER 31,
                                 ----------------------------
                                  1997       1996      1995
                                 ------     ------     ------
                                     (DOLLARS IN MILLIONS)
Respiratory therapy ........     $  606     $  594     $  600
Infusion therapy ...........        281        293        267
Home medical equipment/other        294        294        267
                                 ------     ------     ------
      Total net revenues ...     $1,181     $1,181     $1,134
                                 ======     ======     ======

        Respiratory Therapy: Approximately 68% of the Company's respiratory therapy revenues are derived from the provision of oxygen systems, nebulizers (devices to aerosolize medication) and home ventilators. The remaining respiratory revenues are generated from the provision of apnea monitors used to monitor the vital signs of newborns, continuous positive airway pressure ("CPAP/BiPAP") devices used to control adult sleep apnea, noninvasive positive pressure ventilation ("NPPV"), and other respiratory therapy products. Respiratory therapy revenues are obtained predominantly from traditional referral sources and reimbursed primarily by payors other than managed care.

        The increase in respiratory therapy revenues in 1997 over 1996 is due to the Company's concerted effort in 1997 to refocus on respiratory therapy and to increase the number of territories covering this higher-margin traditional business. The decrease in respiratory revenues in 1996 over 1995 was due primarily to the Company's reduced emphasis on traditional referral business at that time and to business disruptions caused by merger-related facility consolidations and system conversions.

        In August 1997, the Balanced Budget Act of 1997 was adopted which includes several provisions affecting Medicare reimbursement for home medical equipment and services. Effective January 1, 1998, reimbursement for home oxygen services has been reduced by 25% and will be reduced an additional 5% in 1999. Also effective January 1, 1998, was a freeze on Consumer Price Index-based increases until 2002. Medicare-reimbursed home oxygen services represented approximately 19.5% of the Company's net revenues in 1997. The Company estimates the impact of the reduction on 1998 revenues to be $55 million to $60 million.

        Infusion Therapy: Home infusion therapy involves the administration of 24-hour access to intravenous or enteral nutrition, anti-infectives, chemotherapy and other intravenous and injectable medications. Depending on the therapy, a broad range of venous access devices and pump technology may be used to facilitate homecare and patient independence. A significant portion of infusion therapy revenues is obtained and reimbursed under contracts with managed care organizations.

        The reduction in infusion therapy revenues in 1997 as compared to 1996 is due to formidable price competition at the local and national levels, the termination or loss of certain contracts and the Company's focus on the respiratory business. To address the downward trend, the Company, among other steps, is (1) recruiting sales representatives specializing in infusion therapy,
(2) adding an infusion therapy focus to its physician relations program, (3) adopting related market research initiatives and (4) redesigning marketing literature to provide a more clinical focus.

        In an effort to improve the operating efficiencies of the infusion therapy service line, the Company began a process in late 1997 of consolidating certain of its pharmacy locations. Currently, the Company operates 44 pharmacy locations, down from 60 locations a year ago. The consolidation of locations may result in lower infusion revenues in future periods.

        The increase in infusion therapy revenues in 1996 over 1995 was due primarily to the Company's focus on obtaining managed care business during 1996 and 1995.

        Home Medical Equipment/Other: The Company's primary emphasis in the home medical equipment service line of business is on the provision of patient room equipment, principally hospital beds and wheelchairs, to its patients receiving respiratory or infusion therapy. A significant portion of the Company's home medical equipment revenues are derived from and paid under managed care contracts.

        Home medical equipment/other revenues remained flat from 1997 to 1996. This represents growth in the early part of 1997 due to the Company's emphasis on obtaining managed care business as offset by the loss of medical supply and nursing revenues in the latter part of 1997. The increase in home medical equipment revenues in 1996 over 1995 was due primarily to the managed care focus in 1996 and 1995.

        The freeze on Consumer Price Index-based Medicare reimbursement increases discussed above is applicable to certain patient service equipment items within the Company's home medical equipment line.

        Revenue Adjustments: Due to the complexity of many third-party billing arrangements and uncertainty of reimbursement amounts for certain services and/or from certain payors, adjustments to billed amounts are fairly common and are typically identified and recorded at the point of cash application or upon account review. Such revenue adjustments result from (1) incorrect contract prices entered upon service delivery due to complex contract terms, a biller's lack of familiarity with a contract or payor or an incorrect system price, (2) subsequent changes to estimated revenue amounts for services not covered by a preexisting contract and (3) failure subsequent to service delivery to qualify a patient for reimbursement due to lack of written authorization or a missed filing or appeal deadline. The increase in the Company's average collection period from approximately 110 days in 1995 to approximately 130 days in 1996 and early 1997 increased the level of unidentified revenue adjustments accumulating in accounts receivable. In addition, the significant number of information system conversions performed in the second and third quarters of 1996 and the high rate of turnover among billing and collection personnel in 1996 and 1997 impeded normal processing and account reviews and resulted in an increased rate of billing errors in the second half of 1996 and first half of 1997. A number of steps were taken in 1996 and 1997 to mitigate the impact of conversion disruptions and employee turnover (see Liquidity and Capital Resources). In addition, in connection with the Company's 1996 year-end audit, Management refined its procedures for estimating the allowance amount needed to reduce gross accounts receivable to the estimated net collectible amount. Specifically, Management began to estimate and provide for unidentified revenue adjustments. As a result, in 1996 and in 1997, Management estimated and recorded adjustments to reduce net revenues and accounts receivable by $32.3 million and $40.0 million, respectively.

        GROSS PROFIT: Gross margins were 61.8% in 1997, 66.1% in 1996 and 68.2% in 1995. Gross profit decreased $50.9 million, an amount equal to 4.3% of net revenues, in 1997 as compared to 1996. Significant components of the decrease include an increase of $24.8 million in charges for excess quantities, obsolescence and shrinkage of patient service equipment and inventory due, in part, to the Company's decision to exit certain lines of business, and an increase in patient service equipment depreciation of $17.3 million over 1996 due to higher levels of asset purchases in 1996 and 1995. Nursing costs increased by $6.2 million in 1997 versus 1996, which represents a much higher rate of increase than in the related revenues.

        Also contributing to the decline in gross margins was the focus the Company placed on increasing managed care market share in 1995, 1996 and the early part of 1997. To address the downward pressure of managed care pricing on gross margins, the Company adopted a number of initiatives, including the decisions to exit certain contracts not meeting profitability standards and to exit the lower-margin medical supply and home health nursing lines (see Net Revenues). Other initiatives the Company adopted to improve its gross margins include (1) phasing out subrented patient service equipment and (2) placing sales force incentives on certain higher-margin products and services. Further, late in 1996, the Company established automated purchasing budgets to more effectively control the purchase and use of patient service equipment which contributed to a $54.9 million reduction in net patient service equipment purchases in 1997, as compared to 1996.

        Gross profit increased $7.9 million in 1996 as compared to 1995 but decreased as a percentage of net revenues by 2.1%. Approximately half of the margin decrease was due to higher product and supply costs resulting from higher volumes of lower-margin medical supply, infusion therapy and other services.

        PROVISION FOR DOUBTFUL ACCOUNTS: The provision for doubtful accounts as a percentage of net revenues was 10.3%, 5.7% and 8.9% in 1997, 1996 and 1995, respectively. The significant increase in the bad debt provision rate for 1997 as compared to 1996 was due primarily to the significant increase in bad debt write-offs experienced during the year.

        The 1997 provision for doubtful accounts included adjustments of $55.0 million and $6.4 million recorded in the second and fourth quarters, respectively, to increase the allowance for doubtful accounts. The second quarter adjustment resulted from the lower than expected improvement in the aging of accounts receivable and collection timing and rates. Management had expected the impact of the 1996 field information system conversions and high turnover among billing and collection personnel to have been substantially reversed by the middle of 1997. However, the dollar amount and percentage of accounts aged over 180 days at May 31, 1997 remained comparable to the December 31, 1996 amount and percentage and the average collection period had decreased by only four days. As a result, Management increased its allowance estimate for accounts aged over 180 days to provide for write-offs of older accounts expected to be taken in the ensuing months. The adjustment also provided for an increased allowance estimate for accounts aged less than 180 days, necessitated by billing and collection difficulties that continued into early 1997 (see Liquidity and Capital Resources). The fourth quarter adjustment resulted primarily from refinements to the Company's allowance estimation procedures made as a result of Management's year-end analysis of accounts receivable. Specifically, based on tests of subsequent realization and review of patient billing files at selected billing locations, increases were made to the percentages applied to the Company's accounts receivable aging to estimate allowance amounts. In addition, due to an increasing tendency for certain managed care payors to accumulate significant amounts of patient balances, a specific review and allowance estimation was performed for payors with large aggregate patient balances.

        The 1995 provision for doubtful accounts included $26.3 million for an impairment in Abbey Healthcare Group Incorporated's ("Abbey") infusion therapy accounts receivable, $5.5 million resulting from the application of more conservative allowance percentages to Abbey's home medical equipment and respiratory therapy accounts aged in excess of 180 days and $13.0 million for the anticipated impact on realization of the Company's accounts receivable resulting from field location consolidations, changes in billing and collection personnel and information systems conversions (see Liquidity and Capital Resources). The $26.3 million provision for Abbey's infusion therapy accounts resulted primarily from the deterioration in the aging of infusion accounts experienced in connection with Abbey's efforts to integrate the operations of Total Pharmaceutical Care ("TPC"), acquired in November 1993, and Protocare, Inc. ("Protocare"), acquired in March 1994.

        SELLING, DISTRIBUTION AND ADMINISTRATIVE: Selling, distribution and administrative expenses as a percentage of net revenues were 52.3%, 49.1% and 53.1%, for 1997, 1996 and 1995, respectively. Selling, distribution and administrative expenses in 1997 increased $36.7 million over 1996. The increase is due, in part, to increased staffing in the functional areas of reimbursement, patient services and information systems to address the operating difficulties the Company has been experiencing in those areas (see Liquidity and Capital Resources). Also, severance and related excise tax expense totaling $7.9 million was incurred in connection with the third and fourth quarter terminations of 15 executive management level employees (some of which will be replaced) and approximately 510 field employees. The annual salary and benefit costs of terminated employees amounted to approximately $24.6 million. Selling, distribution and administrative expenses in 1997 also includes charges of $2.3 million incurred in connection with exiting certain business lines and closing facilities.

        The Company is currently recruiting approximately 30 account executives for its sales force, an action which is expected to increase sales salary, commission and benefit costs by approximately $3.4 million in 1998.

        The improvement in 1996 as compared to 1995, can be attributed mainly to the cost savings associated with the completed employee reductions and facility consolidations effected in conjunction with the merger. Also contributing to the improvement in 1996 as compared to 1995 was the cessation of various integration costs included in the 1995 amount. Such costs, which totaled approximately $11.5 million, included employee relocation, temporary and transitional employee costs, overtime pay and consulting.

        As discussed previously, the Company has exited certain lines of business and contracts. These actions, along with the reduction in Medicare reimbursement for respiratory services effective January 1, 1998, have reduced the Company's annual revenue run rate. Accordingly, Management is currently evaluating its business model, operating strategies and cost structure to identify appropriate changes that can be made to reduce costs. The Company has engaged consultants to evaluate process efficiencies for certain functional areas and to assist in assessing the Company's business model. These efforts are intended to bring operating costs in line with the lower revenue base.

     GOODWILL IMPAIRMENT: Certain 1997 conditions, including the Company's failure to meet projections and expectations, declining gross margins, recurring operating losses, downward adjustment to the Company's projections for 1998 and a depressed Common Stock value, were identified by Management as potential indicators of intangible asset impairment. In the fourth quarter of 1997, Management conducted an evaluation of the carrying value and amortization periods of the Company's recorded intangible assets. Management considered current and anticipated industry conditions, recent changes in its business strategies, and current and anticipated operating results. The evaluation resulted in a reduction of the amortization period for its infusion business goodwill from 40 years to 20 years (consistent with the life used for the Company's goodwill related to businesses other than infusion) and an impairment charge of $133.5 million. The reduction in the amortization period of infusion business goodwill and the write-off will result in a net reduction in future annual amortization expense of $2.4 million.


        Of the total impairment charge recorded, $128.3 million related to infusion business goodwill. The infusion business goodwill, with a net carrying value of $170.1 million prior to the impairment charge, was originally recorded in connection with the acquisition by Abbey of two infusion companies: TPC in November 1993 and Protocare in March 1994.

        The remaining $5.2 million of the total impairment charge related to home respiratory and medical equipment ("HME/RT") business goodwill. The HME/RT business goodwill, with a net carrying value of $118.7 million prior to the impairment charge, was recorded in connection with the acquisitions of 144 local and regional HME/RT companies.

        The impairment recognized for HME/RT goodwill was due primarily to the estimated impact on future operating results and cash flows of a reduction in Medicare reimbursement for respiratory therapy services of 25% effective January 1, 1998 and an additional 5% effective January 1, 1999.

        The impairment recognized for infusion business goodwill resulted primarily from deteriorating operating and industry trends and lower future earnings expectations. The Company's infusion revenues, which grew by 10.0% from 1995 to 1996, lagged expectations by about 4% and 2% in 1995 and 1996, respectively, and infusion gross margins in those years were below expectations and declining. At the time, Management believed that the lower revenues and gross margins were due to difficulties and disruptions caused by the consolidation of its branch operations and conversion of its field information systems following the merger in 1995. Management expected revenue growth and higher margins to resume in 1997. However, infusion revenues decreased by 4.1% in 1997, lagging expectations by about 15% and infusion gross margins dropped an additional 3.2%. Over the most recent three-year period, infusion gross margins dropped 8% while the gross margins for the Company's other homecare services decreased only 2%. The deterioration in infusion revenues and gross margins in 1997 resulted from the combined and related impacts of increased managed care market share, competitive pricing pressures and changes in service mix from higher-margin therapies to lower-margin therapies.

        For purposes of determining recoverability, undiscounted cash flows were estimated on a business line (infusion and HME/RT) and branch-specific basis. Separate evaluations were performed for the Company's infusion and HME/RT business goodwill because of separate identification in the accounting records, deteriorating infusion-specific industry trends and the Company's recent change in emphasis from broad integrated services to separate service lines. On a branch-specific basis, undiscounted cash flows were estimated for each acquired business based on forecasted 1998 cash flows projected over the estimated remaining amortization period of the goodwill. Overhead costs substantially related to branch operations were allocated to the locations. For those locations for which undiscounted cash flows were insufficient to recover the carrying amount of goodwill and other long-lived assets, fair value was estimated at four and six times estimated 1998 earnings before interest, taxes, depreciation and amortization ("EBITDA") for infusion and HME/RT acquired businesses, respectively. The multiples were determined, in part, by reference to recent publicized transactions.

        INFORMATION SYSTEMS HARDWARE AND INTERNALLY DEVELOPED SOFTWARE
IMPAIRMENT: During 1997, Management reevaluated its current information systems in light of year 2000 risks and ongoing operational difficulties and concluded that significant additional costs would be necessary to adequately correct system deficiencies and improve functionality. Accordingly, the decision was made to replace the Company's systems, including internally developed software, with a large scale, fully integrated enterprise resource planning ("ERP") system. A two-year development and implementation plan was approved by the Board of Directors in December 1997.

        In light of the evaluation and decisions, Management reviewed the carrying value of the capitalized software and recorded an impairment charge of $20.2 million. The charge included (1) a $3.9 million reduction to the carrying value of the Company's branch information system ("ACIS") program development costs ($5.8 million remains at December 31, 1997), (2) an $11.4 million write-off of costs associated with ACIS implementation and conversion, including $4.4 million for the cost of developing conversion software, and (3) a $4.9 million write-off of costs of a specialized telecommunications software program developed for ApriaDirect, a clinical program that was discontinued in December 1997.

        In connection with Management's evaluation of the Company's internally developed software, Management also conducted a review of the Company's computer hardware, including telecommunications equipment. Equipment with a carrying value of $6.6 million was identified as functionally obsolete or no longer in use and was written off.

        In 1995, the Company recorded an impairment charge of $22.2 million. The charge represented computer hardware and software development costs associated with systems that were discontinued in conjunction with the merger-related system consolidations.

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

        Employee contracts, benefit plan and claim settlements of $20.4 million were recorded in 1995. The total includes approximately $14.6 million provided for employment and payroll tax related claims and lawsuits, $3.5 million to settle certain employee contracts, and a settlement loss of $2.3 million on the termination of the Company's defined benefit pension plan.

        RESTRUCTURING AND MERGER COSTS: In connection with the 1995 merger, the Company initiated a significant consolidation and restructuring plan to consolidate operating locations and administrative functions within specific geographic markets. The plan provided for a workforce reduction of approximately 1,220 employees, consolidation of approximately 120 operating facilities and conversion of branch operating locations to a standardized information system. The employee reduction and branch consolidations were substantially complete as of December 1995. The Company also completed about half of the 496 information system conversions as of December 1995; the remaining system conversions were completed by September 1996.

        The completion of the consolidation and restructuring plan yielded savings in 1996 and 1997 labor and rent expense resulting from the reduction in employee headcount and the facility closures. The savings however, were largely offset by operating difficulties that arose, in part, from the information systems conversions and integration efforts (see Liquidity and Capital Resources) and by the impact on revenues, service mix and gross margins of increased managed care business (see Net Revenues).

        Restructuring and merger costs of approximately $58.3 million were recorded in 1995 in connection with the consolidation and restructuring plan. Restructuring costs included severance and related costs of $21.5 million due to workforce reductions, $23.1 million related to the closure of duplicate facilities and $1.5 million for other restructuring activities. Merger costs of approximately $12.2 million were incurred consisting primarily of fees for investment banking, legal, consulting, accounting and filing requirements, as well as certain other costs required to be incurred pursuant to the merger agreement.

        INTEREST EXPENSE: Interest expense was $49.4 million in 1997, $49.2 million in 1996 and $42.9 million in 1995. Although long-term debt has declined significantly during 1997, the average debt balance for the year was higher than in 1996 and 1995. The increases in interest expense in 1997 and 1996 were mitigated by lower average interest rates than in the preceding year (see Liquidity and Capital Resources).

        INCOME TAXES: Income tax expense for 1997 amounted to $36.6 million and included $30.0 million to increase the valuation allowance for deferred tax assets due to recurring tax losses and lower estimates of future taxable income. The remaining amount of income tax expense includes estimated state taxes payable based on factors other than income, estimated settlement amounts for in-progress state tax audits, foreign taxes related to the sale in 1997 of the Company's 15% equity interest in a United Kingdom-based company and the settlement amount paid on an examination of the Company's federal tax returns for 1992 through 1995. Certain of these tax expense items resulted in increases to deferred tax assets for which no benefit was recorded in 1997 due to offsetting increases to the valuation allowance.

         Income tax expense for 1996 amounted to $18.7 million and represented 36% of income before taxes. The deductibility in 1996 of certain accruals and merger-related reserves established in 1995 resulted in a tax loss, an increase in refundable taxes due to a carryback of a portion of the tax loss, and a decrease in net deferred tax assets.

        The 1995 tax benefit of $20.6 million (includes tax impact on extraordinary charge of $1.7 million) was primarily attributable to losses related to merger reserves and restructuring charges recorded during 1995.


LIQUIDITY AND CAPITAL RESOURCES

        In 1997 the Company generated $104.1 million in operating cash flow compared to cash used in operating activities of $59.3 million and $9.9 million in 1996 and 1995, respectively. Improved collections on accounts receivable, lower expenditures for patient service equipment and inventory, and the receipt of income tax refunds were the primary sources of 1997 operating cash flow. The primary reason for the increased use of cash in 1996 as compared to 1995 was the increase in accounts receivable.

        ACCOUNTS RECEIVABLE: Accounts receivable, before allowance for doubtful accounts, decreased by $94.2 million in 1997. The decrease resulted from the combined impacts of (1) higher collection rates as evidenced by the increase in collections as a percentage of revenue from 93% in 1996 to 99% in 1997, (2) shorter collection periods as reflected by a decrease in the Company's average collection period from approximately 130 days in 1996 to approximately 100 days in 1997 and (3) an increase in the amount of bad debt write-offs taken, net of recoveries, from $80.4 million in 1996 to $139.0 million in 1997. Accounts aged in excess of 180 days at December 31, 1997 decreased by $33.6 million as compared to December 31, 1996 but represented a comparable percentage of total accounts receivable.

        The improvements to date in collection rates and timing occurred substantially in the second half of 1997. Through May 31, 1997 accounts receivable, before allowance for doubtful accounts, had decreased by only $9.4 million and the amount and percentage of accounts aged over 180 days was substantially unchanged from December 31, 1996. The slower than anticipated decrease in accounts receivable and the aging of accounts was due to the continuing effects of disruptions and delays in billing and collection activity associated with the Company's 1995 and 1996 conversions of its field locations to standardized information systems and the continuing impact of a higher than normal turnover rate among billing and collection personnel in 1996.

        In connection with the facility consolidations made in late 1995 and early 1996 as part of the Company's restructuring and consolidation plan, each branch information system was first converted to the predominant system in place within its region. Conversion of the branches to a standard, Company-wide system then occurred on a region-by-region basis. Because of the conversion to interim systems prior to final conversion, locations representing approximately 80% of the Company's net revenues underwent conversion. Of the 496 conversions, about half were completed by December 31, 1995. The remaining conversions, comprised mainly of the Company's larger branches, were completed by September 30, 1996 with 125, 67 and 72 branches converted in the first, second and third quarters, respectively. These activities contributed to billing delays and errors and, ultimately, difficulties in receiving timely reimbursement for services provided.

        Actions taken in 1996 to mitigate the impact of conversion disruptions and employee turnover included, among others, a collection incentive program with special emphasis on older accounts, hiring additional management-level billing and collection personnel and reinforcement training for the billing locations. In early 1997, the Company took further steps to reduce the incidence of billing errors including a process review of the field information systems to identify opportunities to improve billing processing, timeliness and accuracy, validation of system pricing files and implementation of billing center audits to assess compliance with billing practices and procedures. In the second quarter of 1997, the Company reorganized the reimbursement and information system functions.

        These actions, among others, contributed to improvements in the second half of 1997 in billing timeliness and accuracy and collection rates and time frames. During the second half of 1997 significant focus and resources continued to be directed at the improvement of order intake, fulfillment and billing and collection processes. In connection with those efforts, the Company evaluated the adequacy of the functionality of its field information systems and that of other packaged home healthcare information systems to meet its changing business and reimbursement needs. Based on the results of the evaluation, Management decided to replace its existing systems but found the packaged home healthcare information systems to be insufficient for the Company's needs. Rather, Management committed to a two-year plan to implement a large scale, fully integrated ERP system. Significant development effort will be required to customize the ERP system for the complexities of the Company's billing and contractual arrangements.

        CREDIT FACILITY AND LONG-TERM DEBT: The Company's credit agreement with Bank of America and a syndicate of banks was amended in April and July of 1997 and further amended in January, March and April of 1998. Total borrowings allowed under the facility were reduced from an original maximum of $800 million to $400 million at December 31, 1997. Further reductions to $385 million, $350 million and $300 million are scheduled for December 31, 1998, 1999 and 2000, respectively. Additionally, amounts available for acquisitions were reduced, tighter restrictions were imposed on dividends and other distributions and interest rates and commitment fees were increased. Certain nonrecurring charges and resulting net losses (as defined by the agreement) will be excluded from the calculation of specific financial ratios when determining covenant compliance.

        The agreement, as amended, permits the Company to elect one of two variable rate interest options at the time an advance is made. The first option is a rate expressed as 0.75% plus the higher as between (a) the Federal Funds Rate plus 0.50% per annum, and (b) the Bank of America "reference" rate. The second option is a rate based on the London Interbank Offered Rate ("LIBOR") plus an additional increment of 2.25% per annum. Prior to the amendments, the variable rate options consisted of (a) the higher as between (i) the Bank of America "reference" rate, and (ii) the Federal Funds Rate plus 0.50% per annum, or (b) a rate based on LIBOR plus 0.35% to 1.0% (depending on the ratio of consolidated funded indebtedness to earnings before interest income or expense, taxes, extraordinary gains or losses, depreciation and amortization as more fully set forth in the agreement). The effective interest rate at December 31, 1997 was 7.1% for borrowings of $338 million. The credit agreement requires payment of commitment fees of 0.50% on the unused portion of the facility. Borrowings under the credit agreement are secured by substantially all the assets of the Company and the agreement also contains numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments and restrictions on cash dividends, loans and other distributions. Prior amendments to the credit agreement had waived covenant deficiencies arising as the result of charges taken in 1997 on a temporary basis in anticipation of the consummation of the JLL Agreement (see Recent Developments). The amendment to the credit agreement effected in April 1998 permanently waives the covenant deficiencies existing as a result of the charges taken by the Company in 1997 and the termination of the JLL Agreement (see Recent Developments).

        Under the Indenture governing the Company's $200 million 9-1/2% Senior Subordinated Notes due 2002, the Company's ability to incur indebtedness becomes restricted at times that the Company's "Fixed Charge Coverage Ratio" (as defined in the Indenture) is less than 3.0 to 1.0. Charges taken against revenues in the second quarter of 1997 resulted in the Fixed Charge Coverage Ratio being less than 3.0 to 1.0. This condition is expected to continue for at least the balance of 1998. Since the second quarter of 1997 the Company has changed its cash management procedures so as to avoid the need to incur indebtedness in violation of the terms of the Indenture and has accumulated a cash balance of $45.5 million as of March 31, 1998. The Company does not anticipate a need to incur debt in connection with its operations during 1998. However, the lack of borrowing ability may restrict the Company's ability to make major acquisitions during 1998, and the Company may attempt to procure an amendment to the Indenture which would permit borrowings for acquisitions and other purposes.

        DISPOSITIONS AND BUSINESS COMBINATIONS: In January 1997, the Company sold its 15% equity interest in Omnicare plc, a United Kingdom based public limited company, to a former director of Apria. Cash proceeds from the sale were $2.8 million, which resulted in a gain of $1.2 million.

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

        The Company disposed of several branch locations in California and Arizona in the latter part of 1997. Cash proceeds from these sales were $1.2 million, which resulted in a net gain of approximately $386,000.

        On September 30, 1997, the Company exercised its warrants to purchase 247,500 shares of common stock of Living Centers of America, Inc. The subsequent sale of the shares acquired upon the warrant exercise resulted in net proceeds and a gain of $1.4 million.

        The Company periodically makes acquisitions of complementary businesses in specific geographic markets. Acquisitions consummated during 1997 and payments of contingent consideration resulted in cash payments of $11.3 million.

        COMMITMENTS: The Company is in the fourth year of a five-year agreement to purchase medical supplies totaling $112.5 million, with annual purchases ranging from $7.5 million in the first year to $30.0 million in the third through fifth years. Failure to purchase at least 90% of the annual commitment results in a penalty of 10% of the difference between the annual commitment and actual purchases, beginning with the 12-month period ended August 31, 1996. Actual purchases for the 12-month periods ended August 31, 1997 and 1996, exceeded the annual commitment. As a result of Management's recent decision to exit the medical supply business, the Company has worked to transition its managed care supply business directly to the vendor and is currently restructuring the agreement to reflect these changes.

        As mentioned above, Management has committed to a two-year plan to implement a large-scale fully integrated ERP system. Significant development efforts will be required to customize the system for the complexities of the Company's business. Software licensing fees and expenditures to upgrade hardware will also be required. Although the majority of the project cost will be capitalized, a minimal component will be expensed in the near-term. The Company is currently in the vendor selection phase of the project, and consequently, it cannot estimate the total cost of the project with a reasonable degree of accuracy. The Company expects to finance the new system through a combination of lease financing and utilization of its existing credit facility.

        YEAR 2000 ISSUE: As the year 2000 approaches, an issue ("Year 2000 Issue") impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application programs in the marketplace were designed to accommodate a two digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). Consequently, the year 1999 could be the maximum date value systems would be able to accurately process.

        Beginning in late 1997, the Company conducted a comprehensive review of its existing computer systems, including an assessment of the nature and potential extent of the impact of the Year 2000 Issue. As a result, the Company has begun the modification process of its software in order for its computer systems to function properly in the year 2000 and thereafter. The Company is utilizing internal resources to reprogram and test the software for the year 2000 modifications. The total cost of the project is not expected to have a material effect on the Company's results of operations. The project is currently on schedule and the Company anticipates all phases of the project, including the testing and implementation phases, to be completed by December 31, 1998. Further, the Company's systems underwent two external assessments of the Year 2000 Issue and received a "low" risk rating.

        The Company has committed to a plan to replace its existing field information systems with a large-scale fully integrated enterprise resource planning system. The new system, which will be year 2000-compliant from the outset, is not expected to be fully functional at all locations by the beginning of the year 2000.

        Additionally, a formal process has been instituted to assess other potential risks the Company may face in light of the Year 2000 Issue. Examples of such issues include, but are not limited to, electronic interfaces with external agents such as payors, banks and suppliers and internal operational issues such as date-sensitive security systems and elevators. Another area of potential risk is with certain patient service equipment items that have microprocessors with date functionality which could malfunction in the year 2000. Among other steps, the Company has initiated formal communications with all its significant suppliers of its patient service equipment to ensure those third parties are also working to remediate their own year 2000 issues, if applicable. The Company believes that it will be able to resolve these issues and any others it may identify by the year 2000. The cost of such remediation has not yet been quantified.

        RECENT DEVELOPMENTS: On February 3, 1998, the Company entered into a Stock Purchase Agreement (the "JLL Agreement") with JLL Argosy Apria, LLC, Joseph Littlejohn & Levy Fund III, LP and CIBC WG Argosy Merchant Fund 2, LLC (together, the "JLL Group"). Pursuant to the terms of the JLL Agreement, among other things, the Company had agreed issue and sell 12,300,000 shares of Common Stock and issue warrants to purchase 5,000,000 additional shares, exercisable at $20.00 per share, in consideration for a cash investment of $172.2 million by the JLL Group. The Company was to have used the proceeds, together with $70.0 million in new borrowings under the Company's credit facility, to purchase 17,300,000 shares of Common Stock. On April 3, 1998, the parties agreed to terminate the JLL Agreement without any further obligation to any party. The Board of Directors of the Company has formed a committee to assess the Company's future alternatives in light of the termination of the JLL Agreement.

        OTHER: At December 31, 1997, the Company had $8.2 million invested in a money market account.

        Overall, the Company believes that cash provided by operations and amounts available under its existing credit and lease financing will be sufficient to finance its current operations for at least the next year. At December 31, 1997, availability under the credit facility, after giving consideration to the subsequent reduction in the loan commitment, was $51.7 million.

        The Company believes that inflation has not had a significant impact on the Company's historical operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap and cap agreements are used as a means of managing the Company's interest rate exposure. The swap agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreement. The Company's exposure to credit loss under these agreements is limited to the interest rate spread in the event of nonperformance by the counterparties to the contracts. The Company was party to two swap agreements during 1997, both of which were terminated by the counterparties prior to December 31, 1997. For the fiscal year ended December 31, 1997, the Company received interest at a weighted average rate of 6.7% and paid interest at a weighted average rate of 5.6%. Payment or receipt of the interest differential was settled periodically and recognized monthly in the financial statements as an adjustment to interest expense.

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

               3.     Exhibits included or incorporated herein:

                      See Exhibit Index

        (b)    Reports on Form 8-K:

               None filed during the fourth quarter of 1997.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                                          PAGE
                                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Auditors.......................................................   F-1
  Consolidated Balance Sheets -- December 31, 1997 and 1996............................   F-2
  Consolidated Statements of Operations -- Years ended
    December 31, 1997, 1996 and 1995...................................................   F-3
  Consolidated Statements of Stockholders' Equity -- Years ended
    December 31, 1997, 1996 and 1995...................................................   F-4
  Consolidated Statements of Cash Flows -- Years ended
    December 31, 1997, 1996 and 1995...................................................   F-5
  Notes to Consolidated Financial Statements...........................................   F-6

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Schedule II - Valuation and Qualifying Accounts......................................   S-1

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Apria Healthcare Group Inc.


We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule referred to in Item 14(a). These financial statements and schedule are the responsibility of the management of Apria Healthcare Group Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apria Healthcare Group Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                             ERNST & YOUNG LLP



Orange County, California
March 11, 1998 (except for Notes 5, 12 and 14,
               as to which the dates are April 2,
               1998, April 9, 1998 and April 3,
               1998, respectively)

                           APRIA HEALTHCARE GROUP INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                      DECEMBER 31,
                                                                               ----------------------------
                                                                                   1997            1996
                                                                               -----------      -----------
                                                                                      (IN THOUSANDS)
                                     ASSETS

CURRENT ASSETS
  Cash ...................................................................     $    16,317      $    26,930
  Accounts receivable, less allowance for doubtful accounts of $58,413 and
    $73,809 at December 31, 1997 and 1996, respectively ..................         256,845          335,616
  Inventories ............................................................          26,082           55,733
  Deferred income tax benefits ...........................................              --           31,106
  Refundable and prepaid income taxes ....................................           2,576           34,598
  Prepaid expenses and other current assets ..............................           9,753            9,764
                                                                               -----------      -----------
        TOTAL CURRENT ASSETS .............................................         311,573          493,747
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $245,772 and
   $229,684 at December 31, 1997 and 1996, respectively ..................         184,704          213,602
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ................................          87,583          120,030
INTANGIBLE ASSETS, NET ...................................................         167,620          312,590
OTHER ASSETS .............................................................           5,690            9,141
                                                                               -----------      -----------
                                                                               $   757,170      $ 1,149,110
                                                                               ===========      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable .......................................................     $    50,691      $    83,619
  Accrued payroll and related taxes and benefits .........................          40,397           34,850
  Accrued insurance ......................................................          12,247           11,336
  Other accrued liabilities ..............................................          30,463           40,363
  Current portion of long-term debt ......................................           8,685           11,588
                                                                               -----------      -----------
        TOTAL CURRENT LIABILITIES ........................................         142,483          181,756
LONG-TERM DEBT ...........................................................         540,220          623,276
DEFERRED INCOME TAXES ....................................................              --            1,143
STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value:
    10,000,000 shares authorized; none issued ............................              --               --
  Common Stock, $.001 par value:
    150,000,000 shares authorized; 51,568,525 and 51,203,450 shares issued
    and outstanding at December 31, 1997 and 1996, respectively ..........              51               51
  Additional paid-in capital .............................................         324,090          319,950
  Retained (deficit) earnings ............................................        (249,674)          22,934
                                                                               -----------      -----------
                                                                                    74,467          342,935
COMMITMENTS AND CONTINGENCIES ............................................              --               --
                                                                               -----------      -----------
                                                                               $   757,170      $ 1,149,110
                                                                               ===========      ===========


                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                 1997             1996           1995
                                                             -----------      -----------     -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues ...........................................     $ 1,180,694      $ 1,181,143     $ 1,133,600
Costs and expenses:
  Cost of net revenues:
    Product and supply costs ...........................         334,766          311,539         286,919
    Patient service equipment depreciation .............          84,932           67,658          57,400
    Nursing services ...................................          15,973            9,798           7,361
    Other ..............................................          15,511           11,680           9,319
                                                             -----------      -----------     -----------
                                                                 451,182          400,675         360,999
Provision for doubtful accounts ........................         121,908           67,040         100,463
Selling, distribution and administrative ...............         617,113          580,436         602,478
Amortization of intangible assets ......................          16,833           16,920          16,273
Goodwill impairment ....................................         133,542               --              --
Information systems hardware and
  internally developed software impairment .............          26,781               --          22,160
Employee contracts, benefit plan and claim settlements .              --           14,795          20,367
Restructuring and merger costs .........................              --               --          58,337
                                                             -----------      -----------     -----------
                                                               1,367,359        1,079,866       1,181,077
                                                             -----------      -----------     -----------
    OPERATING (LOSS) INCOME ............................        (186,665)         101,277         (47,477)
Interest expense .......................................          49,393           49,249          42,942
                                                             -----------      -----------     -----------
    (LOSS) INCOME BEFORE TAXES AND EXTRAORDINARY CHARGE         (236,058)          52,028         (90,419)
Income tax expense (benefit) ...........................          36,550           18,728         (18,941)
                                                             -----------      -----------     -----------
    (LOSS) INCOME BEFORE EXTRAORDINARY CHARGE ..........        (272,608)          33,300         (71,478)
Extraordinary charge on debt refinancing, net of taxes .              --               --           2,998
                                                             -----------      -----------     -----------
    NET (LOSS) INCOME ..................................     $  (272,608)     $    33,300     $   (74,476)
                                                             ===========      ===========     ===========

PER COMMON SHARE AMOUNTS:
  (Loss) income before extraordinary charge ............     $     (5.30)     $      0.66     $     (1.52)
  Extraordinary charge on debt refinancing, net of taxes     $         -      $         -     $     (0.06)
                                                             -----------      -----------     -----------
  Net (loss) income ....................................     $     (5.30)     $      0.66     $     (1.58)
                                                             ===========      ===========     ===========

PER COMMON SHARE AMOUNTS - ASSUMING DILUTION:
  (Loss) income before extraordinary charge ............     $     (5.30)     $      0.64     $     (1.52)
  Extraordinary charge on debt refinancing, net of taxes     $         -      $         -     $     (0.06)
                                                             -----------      -----------     -----------
  Net (loss) income ....................................     $     (5.30)     $      0.64     $     (1.58)
                                                             ===========      ===========     ===========



                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 ADDITIONAL    RETAINED       TOTAL
                                                COMMON STOCK       PAID-IN     EARNINGS    STOCKHOLDERS'
                                           SHARES    PAR VALUE     CAPITAL     (DEFICIT)      EQUITY
                                           ------    ---------    --------    ---------    ------------
                                                                     (IN THOUSANDS)
Balance at December 31, 1994.........      42,002    $   42       $206,405    $  55,463     $261,910
Net activity for Homedco - October 1,
  1994 to December 31, 1994..........          51                    1,663        8,647       10,310
Issuance of Common Stock.............          36                      570                       570
Exercise of stock options............       1,473         2         13,259                    13,261
Notes receivable payments............                                    6                         6
Tax benefits related to stock options                                8,138                     8,138
Conversion of subordinated
  debentures, net of issuance costs
  of $2,785..........................       4,772         5         63,856                    63,861
Exercise of warrants.................       1,338         1             (1)                        -
Acceleration of stock option vesting                                   542                       542
Other................................          20                       84           32          116
Net loss.............................                                           (74,476)     (74,476)
                                           ------    ------       --------    ---------     --------
Balance at December 31, 1995.........      49,692        50        294,522      (10,334)     284,238

Issuance of Common Stock.............          20                      242                       242
Exercise of stock options............       1,491         1         14,717                    14,718
Notes receivable payments............                                  198                       198
Tax benefits related to stock options                               10,229                    10,229
Other................................                                   42          (32)          10
Net income...........................                                            33,300       33,300
                                           ------    ------       --------    ---------     --------
Balance at December 31, 1996.........      51,203        51        319,950       22,934      342,935

Exercise of stock options............         365                    4,013                     4,013
Other................................                                  127                       127
Net loss.............................                                          (272,608)    (272,608)
                                           ------    ------       --------    ---------     --------
Balance at December 31, 1997.........      51,568    $   51       $324,090    $(249,674)    $ 74,467
                                           ======    ======       ========    =========     ========


                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                  1997            1996           1995
                                                                                ---------      ---------      ---------
                                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
Net (loss) income .........................................................     $(272,608)     $  33,300      $ (74,476)
Items included in net (loss) income not requiring (providing) cash:
    Extraordinary charge on debt refinancing ..............................            --             --          4,684
    Provision for doubtful accounts .......................................       121,908         67,040        100,463
    Provision for revenue adjustments .....................................        40,000         32,300             --
    Provision for excess/obsolete equipment ...............................        35,300         10,513          7,500
    Depreciation ..........................................................       118,054         93,123         84,607
    Amortization of intangible assets .....................................        16,833         16,920         16,273
    Amortization of deferred debt costs ...................................         1,197          1,703          1,908
    Impairment loss on long-lived assets ..................................       160,323             --         25,057
    (Gain) loss on disposition of assets ..................................        (2,044)           340          3,938
    Deferred income taxes .................................................        29,963         15,920        (19,548)
Change in operating assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable .......................................       (80,229)      (176,551)      (118,151)
    Decrease (increase) in inventories ....................................         2,722        (12,903)        (4,904)
    Decrease (increase) in prepaids and other
       current assets (including prepaid income taxes) ....................        32,758          2,544        (12,194)
    Decrease in other non-current assets ..................................           508            310          3,269
    (Decrease) increase in accounts payable ...............................       (33,153)       (17,033)        18,942
    Increase in accruals and other non-current liabilities ................         1,378          3,175          3,434
    (Decrease) increase in accrued restructuring costs ....................        (5,408)       (11,953)        19,085
Net purchases of patient service equipment, net of effects of acquisitions        (63,519)      (118,372)       (72,518)
Other .....................................................................           127            329          2,733
                                                                                ---------      ---------      ---------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...............       104,110        (59,295)        (9,898)

INVESTING ACTIVITIES
    Purchases of property, equipment and
      improvements, net of effects of acquisitions ........................       (21,047)       (54,207)       (49,327)
    Proceeds from disposition of assets ...................................         8,212            317          1,257
    Acquisitions and payments of contingent consideration .................       (11,283)       (14,815)       (46,086)
                                                                                ---------      ---------      ---------
        NET CASH USED IN INVESTING ACTIVITIES .............................       (24,118)       (68,705)       (94,156)

FINANCING ACTIVITIES
    Proceeds under revolving credit facility ..............................       129,950        775,125        463,999
    Payments under revolving credit facility ..............................      (211,950)      (641,425)      (229,171)
    Proceeds from senior and other long-term debt .........................            --             --        126,557
    Payments of senior and other long-term debt ...........................       (11,793)       (11,445)      (275,022)
    Capitalized debt costs, net ...........................................          (825)        (1,312)        (1,429)
    Issuances of Common Stock .............................................         4,013         15,158         13,064
                                                                                ---------      ---------      ---------
        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ...............       (90,605)       136,101         97,998
                                                                                ---------      ---------      ---------

NET (DECREASE) INCREASE IN CASH ...........................................       (10,613)         8,101         (6,056)
Cash at beginning of period ...............................................        26,930         18,829         21,188
Net activity for Homedco - October 1, 1994 to December 31, 1994 ...........            --             --          3,697
                                                                                ---------      ---------      ---------
        CASH AT END OF PERIOD .............................................     $  16,317      $  26,930      $  18,829
                                                                                =========      =========      =========


                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation: The accompanying consolidated financial statements include the accounts of Apria Healthcare Group Inc. (the "Company") and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. As described more fully in Note 2, on June 28, 1995, Homedco Group, Inc. ("Homedco") merged with and into Abbey Healthcare Group Incorporated ("Abbey") to form the Company (the "merger"). The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements reflect the combined financial position and operating results of Abbey and Homedco for all periods presented.

        In conjunction with the merger, the Company adopted a fiscal year end of December 31. Previously, Abbey reported on a fiscal year ending the Saturday nearest December 31, and Homedco reported on a fiscal year ending September 30. The consolidated statement of operations for 1995 reflects combined results for the year ended December 31, 1995 and excludes the operations of Homedco for the period October 1, 1994 through December 31, 1994.

        Company Background: The Company operates in the home healthcare segment of the healthcare industry and provides services including home respiratory therapy, home infusion therapy, home medical equipment and other services to patients in the home throughout the United States. Respiratory therapy, infusion therapy and home medical equipment/other represent approximately 51%, 24% and 25% of total revenues, respectively.

        Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with a large number of third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 39% of the Company's revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represents 5% or more of the Company's revenues. The majority of the Company's revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 6%, 6% and 5% of total net revenues for 1997, 1996 and 1995, respectively.

          The Company establishes allowances for revenue adjustments and doubtful accounts based primarily on the application of specified percentages to the accounts receivable aging. The percentages used are determined based on historical trends, reviews of patient billing files and other factors. Revenue adjustments, which are normally identified and recorded at the point of cash application or upon account review, result from differences between estimated and actual reimbursement amounts, failures to obtain payor authorizations or other specified billing documentation, missed filing or appeal deadlines and other reasons unrelated to credit risk. The allowance for revenue adjustments is deducted directly from gross accounts receivable.

          The Company periodically refines its procedures for estimating the allowances for revenue adjustments and doubtful accounts based on experience with the estimation process and changes in circumstances. At December 31, 1997, the estimation process was modified to include an evaluation of the collectibility of amounts owed by third-party payors with aggregate patient balances exceeding a specified amount. In addition, the percentages applied to the Company's aging categories were increased at December 31, 1997 based upon the results of Management's year-end accounts receivable analysis. Because of continuing changes in the healthcare industry and third-party reimbursement, it is reasonably possible that the Company's estimates of net collectible revenues could change in the near term.

        Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash: The Company maintains cash with various financial institutions. These financial institutions are located throughout the United States and the Company's cash management practices limit exposure to any one institution. Outstanding checks in excess of bank balances, which are reported as a component of accounts payable, were $13,309,000 and $24,469,000 at December 31, 1997 and 1996, respectively. The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

        Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of disposables used in conjunction with patient service equipment.

                           APRIA HEALTHCARE GROUP INC.

        Patient Service Equipment: Patient service equipment consists of medical equipment provided to in-home patients and is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment which range from one to 10 years. Included in patient service equipment are assets under capitalized leases which consist principally of oxygen related equipment. Depreciation for equipment under capitalized leases is provided using the straight-line method over the estimated useful life or the lease term.

        Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the property. Included in property and equipment are assets under capitalized leases which consist primarily of computer equipment. Depreciation for equipment under capitalized leases is provided using the straight-line method over the estimated useful life or the lease term. Estimated useful lives for each of the categories presented in Note 3 are as follows: land improvements - seven years; building and leasehold improvements - the shorter of the remaining lease term or seven years; equipment and furnishings - three to 15 years; information systems - three to eight years.

        Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods not exceeding eight years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal use software and payroll and payroll related costs for employees directly involved in the development of internal use software. Costs incurred to develop or obtain software for data access or conversions are also capitalized.

        The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal use software exceeds that expected amount. If events and circumstances indicate that the software is impaired, the carrying value is reduced to Management's estimate of the value of the remaining utility of the software.

        Long-lived Assets: The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

        Intangible Assets: Intangible assets consist of covenants not to compete and goodwill arising from business combinations (see Note 2). The values assigned to intangible assets, based in part on independent appraisals, are amortized on a straight-line basis. Covenants are amortized over contractual terms, which range from 3 to ten years. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is amortized over the period of expected benefit. The amortization period for goodwill is generally 20 years. Prior to December 31, 1997 the amortization period for goodwill related to acquired infusion therapy businesses was 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill is reduced to estimated fair value.

        For purposes of determining recoverability, undiscounted cash flows are estimated for the following year on a business line (infusion therapy and home respiratory/medical equipment) and branch-specific basis and are multiplied by the number of years remaining in the amortization period. Corporate costs substantially related to branch operations are allocated on the basis of following year revenues. Goodwill is generally separately identified by acquisition and branch location. However, for multi-location acquisitions, goodwill is allocated on the basis of acquisition date annual revenues. For those operations for which undiscounted cash flows are insufficient to recover the carrying value of recorded goodwill and other long-lived assets, the fair value of goodwill is estimated at the then current market multiple of estimated following year earnings before interest, taxes, depreciation and amortization ("EBITDA") for the business line.

        Fair Value of Financial Instruments: The fair value of long-term debt is determined by reference to borrowing rates currently available to the Company for loans with similar terms and average maturities.

        Advertising: Advertising costs amounting to $4,088,000, $6,095,000 and $3,849,000 for 1997, 1996 and 1995, respectively, are expensed as incurred and included in "Selling, distribution and administrative expenses."

                           APRIA HEALTHCARE GROUP INC.

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

        Per Share Amounts: The Company has adopted the provisions of Statement of Financial Accounting Standards 128, Earnings Per Share, and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method.

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

        Recent Accounting Pronouncements: In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997, which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by and distributions to owners. Currently, no differences exist between the Company's net income or loss and comprehensive net income or loss.

        In June 1997, the FASB issued Statement No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Once Management has completed its review of SFAS 131, the Company will adopt the new requirements retroactively in 1998.

        In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use. The SOP is effective for Companies beginning on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company currently capitalizes such costs. The Company recently committed to a two-year plan to develop and implement an enterprise resource planning system, the capitalizable and noncapitalizable costs of which are expected to be material to the Company's future earnings and financial position.

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

        During 1997, 1996 and 1995, the Company acquired numerous complementary businesses in specific geographic markets. The businesses, none of which were individually significant, were purchased for a combination of cash and common stock. The transactions were accounted for as purchases and, accordingly, the operations of the acquired businesses are included in the consolidated statements of operations from the dates of acquisition. The purchase prices were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value, determined in part by independent appraisal.

        The following table summarizes the allocation of the purchase prices, including non-cash financing activities, of acquisitions made by the Company:

                                         YEAR ENDED DECEMBER 31,
                                  ------------------------------------
                                    1997          1996          1995
                                  --------      --------      --------
                                              (IN THOUSANDS)
Fair value of assets acquired     $ 11,729      $ 15,356      $ 50,255
Liabilities assumed .........         (446)         (541)       (3,382)
Common Stock issued .........           --            --          (787)
                                  --------      --------      --------
      Cash paid .............     $ 11,283      $ 14,815      $ 46,086
                                  ========      ========      ========

        In January 1997, the Company sold all of its 15% equity interest in Omnicare plc, a United Kingdom based public limited company, to a former director of Apria. Cash proceeds from the sale were $2,791,000, which resulted in a gain of $1,232,000.

        In March 1997, the Company sold its Medicare-certified home health agency, M&B Ventures, Inc., for cash proceeds of $2,400,000 and recorded a loss on sale of $784,000. The Company also disposed of several branch locations in California and Arizona in the latter part of 1997. Cash proceeds from these sales were $1,189,000, which resulted in a net gain of $386,000. The operations of M&B Ventures and the disposed branches had revenues of approximately $4,648,000, $11,082,000 and $11,075,000 for 1997, 1996 and 1995, respectively.

        In September 1997, the Company exercised its warrants to purchase 247,500 shares of common stock of Living Centers of America, Inc. The subsequent sale of the shares netted cash proceeds and a gain of $1,350,000.

                           APRIA HEALTHCARE GROUP INC.

NOTE 3 -- PROPERTY, EQUIPMENT AND IMPROVEMENTS

        Property, equipment and improvements consist of the following:

                                               DECEMBER 31,
                                         ------------------------
                                           1997            1996
                                         ---------      ---------
                                             (IN THOUSANDS)
Land and improvements ..............     $      53      $      88
Buildings and leasehold improvements        23,283         22,067
Equipment and furnishings ..........        71,815         69,136
Information systems ................        75,012        112,215
                                         ---------      ---------
                                           170,163        203,506
Less accumulated depreciation ......       (82,580)       (83,476)
                                         ---------      ---------
                                         $  87,583      $ 120,030
                                         =========      =========

        Included in information systems above are the capitalized costs of software purchased and developed for internal use. In the fourth quarter of 1997, the Company wrote down the carrying value of internally developed software by $20,225,000 and computer equipment by $6,556,000. The software impairment charge consisted of $15,305,000 of capitalized development and implementation costs related to the Company's branch information system ("ACIS") which the Company has committed to replace within two years and $4,920,000 of capitalized development costs related to specialized telecommunications software for ApriaDirect, a clinical program that was discontinued in December 1997. At December 31, 1997, $5,769,000 of net capitalized ACIS development costs are included in information systems. The amount represents Management's estimate of the value of the software's utility for the period prior to replacement. The computer equipment impairment charge consists of computer and telecommunications equipment identified as functionally obsolete or no longer in use.

NOTE 4 -- INTANGIBLE ASSETS

        Intangible assets consist of the following:

                                        DECEMBER 31,
                                  ------------------------
                                    1997            1996
                                  ---------      ---------
                                      (IN THOUSANDS)
Covenants not to compete ....     $  30,874      $  31,824
Goodwill ....................       198,930        327,821
                                  ---------      ---------
                                    229,804        359,645
Less accumulated amortization       (62,184)       (47,055)
                                  ---------      ---------
                                  $ 167,620      $ 312,590
                                  =========      =========

        Certain 1997 conditions, including the Company's failure to meet projections and expectations, declining gross margins, recurring operating losses, significant downward adjustment to the Company's projections for 1998 and a depressed common stock value, were identified by Management as potential indicators of intangible asset impairment. In the fourth quarter of 1997, Management conducted an evaluation of the carrying value and amortization periods of recorded intangible assets. Management considered current and anticipated industry conditions, recent changes in its business strategies and current and anticipated operating results. The evaluation resulted in a reduction of the amortization period for its infusion business goodwill from 40 years to 20 years (consistent with the period used for the Company's goodwill related to businesses other than infusion) and an impairment charge of $133,542,000. Of the total impairment charge, $128,308,000 related to infusion business goodwill and $5,234,000 related to home respiratory and medical equipment ("HME/RT") business goodwill.

        The impairment recognized for infusion goodwill resulted primarily from deteriorating operating and industry trends and lower future earnings expectations. The impairment recognized for HME/RT goodwill was due primarily to the estimated impact on future operating results and cash flows of a reduction in Medicare reimbursement rates for respiratory therapy services of 25%, effective January 1, 1998, and an additional 5% effective January 1, 1999.

                           APRIA HEALTHCARE GROUP INC.

        Separate evaluations of goodwill recoverability were performed for the Company's infusion and HME/RT business goodwill because of separate identification in the accounting records, deteriorating infusion specific industry trends and the Company's recent change in emphasis from broad integrated services to separate service lines.

        For purposes of determining recoverability, undiscounted cash flows were estimated by branch for each acquired business based on forecasted 1998 cash flows and were projected over the remaining amortization period of the goodwill. Corporate costs substantially related to branch operations were allocated to the locations. For those locations for which undiscounted cash flows were insufficient to recover the carrying value of recorded goodwill and other long-lived assets, fair value was estimated at four and six times estimated 1998 earnings before interest, taxes, depreciation and amortization (EBITDA) for infusion and HME/RT acquired businesses, respectively. The multiples were determined by reference to recent transactions.


NOTE 5 -- CREDIT FACILITY AND LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                            ------------------------
                                                              1997            1996
                                                            ---------      ---------
                                                                (IN THOUSANDS)
Notes payable relating to revolving credit facilities .     $ 338,000      $ 420,000
9.5% senior subordinated notes ........................       200,000        200,000
Other, interest at rates ranging from 0% to 4.1%,
    payments due at various dates through December 1998           172          1,267
Capital lease obligations (see Note 10) ...............        16,555         19,790
                                                            ---------      ---------
                                                              554,727        641,057
Less: Current maturities ..............................        (8,685)       (11,588)
          Unamortized deferred debt costs .............        (5,822)        (6,193)
                                                            ---------      ---------
                                                            $ 540,220      $ 623,276
                                                            =========      =========

        Credit Agreement: The Company's credit agreement with Bank of America and a syndicate of banks ("the banks") was amended in April and July of 1997 and further amended in January, March and April 1998. The loan facility, which expires in August 2001, was reduced several times from a high of $800,000,000 to the current level of $400,000,000. The loan commitment will be further permanently reduced to $385,000,000, $350,000,000 and $300,000,000 on December
31, 1998, 1999 and 2000, respectively. Further, amounts available for acquisitions were reduced, tighter restrictions were imposed on certain distributions, the payment of dividends was prohibited and interest rates and commitment fees were increased. Also, net proceeds from the issuance of debt or sale of equity must be used to permanently reduce outstanding debt. Certain charges from the fourth quarter of 1996, and the second and fourth quarters of 1997, totaling $76,024,000, $98,000,000 and $81,740,000, respectively, and resulting net losses have been and will continue to be excluded from the calculation of specific financial ratios when determining covenant compliance.

        The agreement, as amended, permits the Company to elect one of two variable rate interest options at the time an advance is made. The first option is a rate expressed as 0.75% plus the higher as between (a) the Federal Funds Rate plus 0.50% per annum, and (b) the Bank of America "reference" rate. The second option is a rate based on the London Interbank Offered Rate ("LIBOR") plus an additional increment of 2.25% per annum. Prior to the amendment, the variable rate options consisted of (a) the higher as between (i) the Bank of America "reference" rate, and (ii) the Federal Funds Rate plus 0.50% per annum; and (b) a rate based on LIBOR plus 0.35% to plus 1.0%, dependent upon achieving targeted levels of debt to EBITDA. The effective interest rate at December 31, 1997 was 7.1% for borrowings of $338,000,000. The credit agreement currently requires payment of commitment fees of 0.50% on the unused portion of the facility. Borrowings under the credit agreement are secured by substantially all of the assets of the Company, and the agreement contains numerous restrictions including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments and restrictions on cash dividends, loans and other distributions. The amendment to the credit agreement effected in April 1998 permanently waives any covenant deficiencies existing through the date of the amendment as the result of charges taken in 1997 and the termination of the JLL Agreement.

        At December 31, 1997, the Company's outstanding letters of credit amounted to $10,276,000 and credit available under the revolving credit facility, after giving consideration to the subsequent reduction in the loan commitment, was $51,724,000.

        The carrying amount of the revolving credit facility approximates fair market value because the underlying instruments are variable notes that reprice frequently.

        Under the Indenture governing the Company's $200,000,000 9-1/2% Senior Subordinated Notes due 2002, the Company's ability to incur indebtedness becomes restricted at times that the Company's "Fixed Charge Coverage Ratio" (as defined in the Indenture) is less than 3.0 to 1.0. Charges taken against revenues in the second quarter of 1997 resulted in the Fixed Charge Coverage Ratio being less than 3.0 to 1.0. This condition is expected to continue for at least the balance of 1998. Since the second quarter of 1997 the Company has changed its cash management procedures so as to avoid the need to incur indebtedness in violation of the terms of the Indenture and has accumulated a cash balance of $45.5 million as of March 31, 1998. The Company does not anticipate a need to incur debt in connection with its operations during 1998. However, the lack of borrowing ability may restrict the Company's ability to make major acquisitions during 1998, and the Company may attempt to procure an amendment to the Indenture which would permit borrowings for acquisitions and other purposes.

                           APRIA HEALTHCARE GROUP INC.

        The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used as a means of managing the Company's interest rate exposure. The swap agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreement. The Company's exposure to credit loss under these arrangements is limited to the interest rate spread in the event of non-performance by the counterparties to the contracts. The Company was party to two swap agreements during 1997, both of which were terminated by the counterparties prior to December 31, 1997. For the fiscal year ended December 31, 1997, the Company received interest at a weighted average rate of 6.7% and paid interest at a weighted average rate of 5.6%. Payment or receipt of the interest differential was settled periodically and recognized monthly in the financial statements as an adjustment to interest expense.

        9.5% Senior Subordinated Notes: The 9.5% senior subordinated notes mature November 1, 2002 and are subordinated to all senior debt of the Company and senior in right of payment to subordinated debt of the Company. The fair value of these notes, as determined by reference to quoted market prices, is $211,540,000 and $209,940,000 at December 31, 1997 and 1996, respectively.

        Maturities of long-term debt, exclusive of capital lease obligations, for the five years ending December 31, 2002 and thereafter, are as follows:

                                                                       (IN THOUSANDS)
                                                                       --------------
1998...............................................................      $    172
1999 ...............................................................           --
2000 ...............................................................           --
2001 ...............................................................      338,000
2002 ...............................................................      200,000
Thereafter .........................................................           --
                                                                         --------
                                                                         $538,172
                                                                         ========


        Total interest paid in 1997, 1996 and 1995 amounted to $53,222,000, $44,341,000 and $37,454,000, respectively.

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

        Stock Compensation Plans: The Company has various stock-based compensation plans, which are described below. The Company applies the provisions of APB No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized upon granting of options under its fixed stock option plans, performance-based plan or its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net
(loss) income and per share amounts would have been adjusted to the pro forma amounts indicated below. The provisions of SFAS No. 123 have been applied to awards with grant dates in 1997, 1996 and 1995, only. Therefore, until the new rules are applied to all outstanding, nonvested awards, the compensation cost reflected in the pro forma amounts presented below is not indicative of future amounts.

                                                        1997             1996           1995
                                                     -----------      -----------    -----------
                                                                (IN THOUSANDS, EXCEPT
                                                                   PER SHARE DATA)
Net (loss) income:
    As reported ................................     $  (272,608)     $    33,300    $   (74,476)
    Pro forma ..................................     $  (276,213)     $    29,649    $   (76,359)

Net (loss) income per share:
    As reported ................................     $     (5.30)     $      0.66    $     (1.58)
    Pro forma ..................................     $     (5.37)     $      0.58    $     (1.62)

Net (loss) income per share - assuming dilution:
    As reported ................................     $     (5.30)     $      0.64    $     (1.58)
    Pro forma ..................................     $     (5.37)     $      0.58    $     (1.62)

        Fixed Stock Option Plans: The Company has various fixed stock option plans that provide for the granting of incentive or non-statutory options to its key employees and non-employee members of the Board of Directors. In the case of incentive stock options, the exercise price may not be less than the fair market value of the Company's stock on the date of the grant, and may not be less than 110% of the fair market value of the Company's stock on the date of the grant for any individual possessing 10% or more of the voting power of all classes of stock of the Company. The options become exercisable over periods ranging from three to five years and expire not later than 10 years from the date of grant. Approximately 8,107,000 shares of Common Stock are reserved for future issuance upon exercise of fixed options.

        For purposes of pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995: risk-free interest rates ranging from 6.45% to 5.82%, 6.91% to 6.33% and 7.69% to 5.55% for 1997, 1996 and 1995, respectively; dividend yield of 0% for all years; expected lives ranging from 6.50 years for 1997 and 1.25 to
6.58 years for 1996 and 1995; and volatility of 55% for 1997 and 43% for 1996 and 1995.

                           APRIA HEALTHCARE GROUP INC.

        A summary of the status of the Company's fixed stock option plans as of December 31, 1997, 1996 and 1995, and the activity during the years ending on those dates is presented below:

                                                    1997                          1996                            1995
                                          ---------------------------    ---------------------------   ----------------------------
                                                          WEIGHTED-                       WEIGHTED-                     WEIGHTED-
                                                          AVERAGE                         AVERAGE                        AVERAGE
                                            SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE
                                            ------     --------------    ---------    --------------   ----------    --------------
Outstanding - beginning of year ........  3,431,472      $    17.12      4,111,824      $    15.22      4,008,801      $    10.32
Granted:
  Exercise price equal to fair value ...    201,000      $    15.86        710,800      $    18.60      2,280,475      $    22.06
  Exercise price greater than fair value     53,000      $    18.25         10,000      $    28.25             --
  Exercise price less than fair value ..         --                         25,000      $    10.00             --
Exercised ..............................   (304,635)     $     9.95     (1,073,804)     $     9.67     (1,233,243)     $     8.32
Forfeited ..............................   (576,885)     $    18.94       (352,348)     $    20.41       (944,209)     $    19.96
                                         ----------                     ----------                     ----------

Outstanding - end of year ..............  2,803,952      $    17.46      3,431,472      $    17.12      4,111,824      $    15.22
                                         ==========                     ==========                     ==========

Exercisable at end of year .............  1,469,113      $    16.19      1,281,402      $    13.99      1,541,461      $     9.56
                                         ==========                     ==========                     ==========

Weighted-average fair value of options
granted during the year ................                 $     9.91                     $     9.92                     $    11.01


        The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                           OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                               ---------------------------------------------    -----------------------------
                                                WEIGHTED-
                                   NUMBER       AVERAGE         WEIGHTED-          NUMBER       WEIGHTED-
                                 OUTSTANDING    REMAINING       AVERAGE          EXERCISABLE    AVERAGE
RANGE OF EXERCISE PRICES       AS OF 12/31/97 CONTRACTUAL LIFE EXERCISE PRICE   AS OF 12/31/97 EXERCISE PRICE
------------------------       -------------- ---------------- --------------   -------------- --------------
      $ 0.75 - $ 9.64             182,947         3.28           $ 4.54              182,947    $ 4.54
      $10.00 - $13.50             292,191         4.06           $11.50              251,204    $11.53
      $14.11 - $17.68           1,156,474         7.89           $16.74              503,222    $16.61
      $18.25 - $20.50             883,540         7.86           $20.36              377,676    $20.43
      $25.25 - $29.00             288,800         7.31           $25.66              154,064    $25.89
                                ---------         ----           ------            ---------    ------
      $ 0.75 - $29.00           2,803,952         7.12           $17.46            1,469,113    $16.19


        Performance-Based Stock Option Plan: The Company's Long-Term Senior Management Equity Plan provided for the granting of non-statutory stock option awards to key members of senior management at fair market value on the date of the grant. The Plan provided for vesting at the rate of 25% per year beginning in 1995 and accelerated vesting upon the occurrence of certain events and the achievement of certain cumulative and annual earnings per share targets. Due to the change in control in 1995 meeting specific criteria in the plan, half of the outstanding options vested. An additional 32% of the outstanding options vested in 1995 based on the achievement of the targeted cumulative earnings per share amount. No further vesting occurred in 1997 or 1996. Options awarded under this plan expire 10 years from the date of grant. No options were granted in 1997 or 1996 under this plan, and no further grants are authorized. Approximately 837,000 shares of Common Stock are reserved for future issuance upon exercise of stock options under this plan.

                           APRIA HEALTHCARE GROUP INC.

         A summary of the status of the Company's performance-based stock option plan as of December 31, 1997, 1996 and 1995, and the activity during the years ending on those dates is presented below:

                                                1997                    1996                        1995
                                       -----------------------  -------------------------  -------------------------
                                                   WEIGHTED-                  WEIGHTED-                 WEIGHTED-
                                                   AVERAGE                     AVERAGE                   AVERAGE
                                        SHARES  EXERCISE PRICE    SHARES   EXERCISE PRICE    SHARES   EXERCISE PRICE
                                       -------  --------------    -------  --------------   --------  --------------
Outstanding - beginning of year        919,722      $11.24      1,365,400      $11.20      1,858,000      $11.54
Granted .......................             --                         --                         --
Exercised .....................        (60,440)     $11.15       (416,878)     $11.13       (239,600)     $12.54
Forfeited .....................        (22,680)     $11.30        (28,800)     $11.00       (253,000)     $12.41
                                       -------                  ---------                  ---------

Outstanding - end of year .....        836,602      $11.24        919,722      $11.24      1,365,400      $11.20
                                       =======                  =========                  =========

Exercisable at end of year ....        641,842      $11.25        702,282      $11.24        681,400      $11.19
                                       =======                    =======                    =======

         As of December 31, 1997, the 836,602 options outstanding under the performance-based plan have exercise prices between $11.00 and $13.50 and a weighted-average remaining contractual life of 4.41 years.

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

                           APRIA HEALTHCARE GROUP INC.

NOTE 7 -- CERTAIN OPERATING STATEMENT CAPTIONS

        Restructuring and Merger Costs: Merger costs totaling $12,193,000 were incurred and paid during 1995 and consisted primarily of investment banking fees of $4,899,000, (including $3,810,000 paid to a firm in which a member of the Company's Board of Directors is a managing director) accounting, consulting, legal and filing fees of $4,767,000 and liability insurance of $1,699,000 covering directors and officers of the predecessor companies against premerger claims.

        In connection with the 1995 merger, the Company adopted a plan to restructure and consolidate its operating locations and administrative functions within specific geographic areas. The principal elements of the plan included a workforce reduction of approximately 1,220 employees across all employee groups, the consolidation of approximately 120 branch locations and the conversion of continuing branches to a standardized information system. The plan, which was completed by September 1996, resulted in a restructuring charge in 1995 of $68,304,000 (including an impairment charge of $22,160,000 for hardware and internally developed software which is separately disclosed on the statement of operations).

        Through December 31, 1995, the Company had completed a significant portion of the plan, including the consolidation of approximately 105 branch locations and a reduction of approximately 1,120 employees. The Company's decision to consolidate branches and standardize branch information systems resulted in write-offs of excess patient service equipment, leasehold improvements and the hardware and capitalized software related to information systems being discontinued. The following table summarizes the principal components of the charge, amounts paid through December 31, 1997, and the remaining accrual at December 31, 1997, which consists of branch and billing center closure costs.

                                                     ACCRUALS      IMPAIRMENTS
                                                     --------      -----------
                                                          (IN THOUSANDS)
Severance and related personnel costs ..........     $ 21,538      $     --
Branch and billing center closures .............       13,709         9,354
Internally developed software ..................           --        14,529
Information systems equipment ..................           --         7,631
Other ..........................................        1,000           543
                                                     --------      --------
                                                       36,247      $ 32,057
Severance amounts paid through December 31, 1997      (21,501)     ========
Other amounts paid through December 31, 1997 ...      (13,023)
                                                     --------
Accrual at December 31, 1997 ...................     $  1,723
                                                     ========

        Employee Contracts, Benefit Plan and Claim Settlements: In 1996 and 1995, the Company recorded $14,795,000 and $20,367,000, respectively, for employee contract, benefit plan and claim settlements. In 1996, the accrual included $5,272,000 for legal settlements and related costs in excess of amounts previously accrued and $6,223,000 to cover the settlement and associated costs related to the termination of a proposed merger with Vitas Healthcare Corporation. Also in 1996, a $3,300,000 increase to the settlement loss on the termination of the Abbey defined benefit pension plan was recorded based on updated actuarial estimates. In 1995, the accrual included $14,611,000 for employee and payroll tax-related claims and lawsuits, $3,481,000 to settle certain employee contracts and the settlement loss of $2,275,000 for the termination of the Abbey defined benefit pension plan.

                           APRIA HEALTHCARE GROUP INC.

NOTE 8 -- INCOME TAXES

        Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                     DECEMBER 31,
                                                              ------------------------
                                                                 1997           1996
                                                              ---------      ---------
                                                                   (IN THOUSANDS)
Deferred tax liabilities:
  Tax over book depreciation ............................     $  20,402      $  13,220
  Intangible assets .....................................           727            718
  Other, net ............................................           206          2,889
                                                              ---------      ---------
     Total deferred tax liabilities .....................        21,335         16,827

Deferred tax assets:
  Allowance for doubtful accounts .......................        33,150         33,105
  Accruals ..............................................        15,041         13,404
  Asset valuation reserves ..............................         4,058          2,379
  Net operating loss carryforward, limited by Section 382        66,416         23,985
  AMT and research credit carryovers ....................         4,500          4,977
  Other, net ............................................           475            457
                                                              ---------      ---------
     Total deferred tax assets ..........................       123,640         78,307
Valuation allowance .....................................      (102,305)       (31,517)
                                                              ---------      ---------
Net deferred tax assets .................................        21,335         46,790
                                                              ---------      ---------
Net deferred taxes ......................................     $      --      $  29,963
                                                              =========      =========
Current deferred tax assets, net of current deferred
  tax liabilities .......................................     $      --      $  31,106
Non-current deferred tax liabilities, net of non-current
  deferred tax assets ...................................            --          1,143
                                                              ---------      ---------
Net deferred taxes ......................................     $      --      $  29,963
                                                              =========      =========

        At December 31, 1997, the Company's federal operating loss carryforwards approximated $225,000,000, which begin to expire in 2003. Additionally, the Company has various state operating loss carryforwards which began to expire in 1997. As a result of an ownership change in 1992 which met specified criteria of
Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of the Company's federal and state operating loss carryforwards may expire unused. The net operating loss carryforward amount included in deferred tax asset excludes such amount.

        In the fourth quarter of 1997, the Company increased its valuation allowance for deferred tax assets due to recurring tax losses and Management's reduced expectations of future taxable income.

        The valuation allowance at December 31, 1996 was provided primarily against the Company's net operating loss carryforwards and certain other deferred tax assets, the expected use of which exceeded the Company's earnings assumption and were not otherwise offset by deferred tax liabilities. The Company's 1996 future taxable income assumption considered the Company's pretax earnings in 1996 and in the fourth quarter of 1995, the Company's history of earnings in periods prior to the merger and certain revenue concentration uncertainties (see Note 12).

                           APRIA HEALTHCARE GROUP INC.

        Income tax (benefit) expense consists of the following:

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            1997           1996         1995
                                                          --------      --------      --------
                                                                      (IN THOUSANDS)
Current:
  Federal ...........................................     $  3,623      $ (7,917)     $ (9,569)
  State .............................................        1,964           177           495
  Foreign ...........................................        1,000            --            --
                                                          --------      --------      --------
                                                             6,587        (7,740)       (9,074)
Deferred:
  Federal ...........................................       25,768        14,106       (16,810)
  State .............................................        4,195         1,814        (2,738)
                                                          --------      --------      --------
                                                            29,963        15,920       (19,548)

Tax benefits credited to paid-in capital and goodwill           --        10,548         9,681
                                                          --------      --------      --------
                                                          $ 36,550      $ 18,728      $(18,941)
                                                          ========      ========      ========

        The exercise of stock options granted under the Company's various stock option plans gives rise to compensation which is includable as taxable income to the employee and deductible by the Company for federal and state tax purposes but is not recognized as expense for financial reporting purposes. The tax benefit of stock option exercises in 1997 is included in the Company's net operating loss carryforward and therefore not reflected as a credit to paid in capital. In addition, the recognition for income tax purposes of certain deferred tax assets relating to acquired businesses reduces related goodwill for financial reporting purposes.

        Current federal income tax expense in 1997 represents the amount settled and paid in connection with an audit of the Company's federal income tax returns for tax years ending in 1992 through 1995. The amount paid represents an increase to certain deferred tax assets for which no benefit was recorded in 1997 because an offsetting increase to the valuation allowance was recorded.

        Current state income tax expense in 1997 includes the estimated settlement amounts of state income tax audits in progress. Current state income tax expense for all periods presented includes state tax amounts accrued and paid on a basis other than income. Current foreign income tax expense in 1997 includes the estimated foreign taxes payable on the sale of the Company's 15% interest in Omnicare plc (see Note 2).

        Differences between the Company's income tax expense (benefit) and an amount calculated utilizing the federal statutory rate are as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1997          1996          1995
                                                                  --------      --------      --------
                                                                             (IN THOUSANDS)
Income tax (benefit) expense at statutory rate ..............     $(82,621)     $ 18,210      $(30,742)
Non-deductible merger costs and amortization
  and impairment loss on goodwill ...........................       48,783         2,150         4,907
State and foreign taxes, net of federal
  benefit and state loss carryforwards ......................        7,159         1,991        (2,243)
Increase in valuation allowance for
  deferred items previously recognized ......................       25,768            --            --
Tax benefit of net operating loss not currently recognized ..       33,816         3,734           419
Expense (benefit) of deferred items not previously recognized           --        (7,914)        7,958
Other .......................................................        3,645           557           760
                                                                  --------      --------      --------
                                                                  $ 36,550      $ 18,728      $(18,941)
                                                                  ========      ========      ========


        Net income taxes (refunded) paid in 1997, 1996 and 1995, amounted to $(26,426,000), $(963,000) and $15,159,000, respectively.

                           APRIA HEALTHCARE GROUP INC.

NOTE 9 - PER SHARE AMOUNTS


        The following table sets forth the computation of basic and diluted per share amounts:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                            1997             1996            1995
                                                                        -----------      -----------     -----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
   (Loss) income before extraordinary charge ......................     $  (272,608)     $    33,300     $   (71,478)
   Numerator for basic per share amounts - income
      available to common stockholders ............................     $  (272,608)     $    33,300     $   (71,478)

   Numerator for diluted per share amounts - income
      available to common stockholders ............................     $  (272,608)     $    33,300     $   (71,478)

Denominator:
   Denominator for basic per share
      amounts - weighted average shares ...........................          51,419           50,811          47,112

   Effect of dilutive securities:
      Employee stock options ......................................              --            1,371              --
                                                                        -----------      -----------     -----------
      Dilutive potential common shares ............................              --            1,371              --
                                                                        -----------      -----------     -----------
   Denominator for diluted per share amounts - adjusted
       weighted average shares ....................................          51,419           52,182          47,112
                                                                        ===========      ===========     ===========
Basic (loss) earnings per share amounts ...........................     $     (5.30)     $      0.66     $     (1.52)
                                                                        ===========      ===========     ===========
Diluted (loss) earnings per share amounts .........................     $     (5.30)     $      0.64     $     (1.52)
                                                                        ===========      ===========     ===========


Employee stock options excluded from the computation of diluted per share amounts:

      Exercise price exceeds average market
         price of Common Stock ....................................       1,813,719           43,600          33,600
      Other .......................................................         468,000               --       2,117,000
                                                                        -----------      -----------     -----------
                                                                          2,281,719           43,600       2,150,600
                                                                        ===========      ===========     ===========

Average exercise price per share that exceeds
   average market price of Common Stock ...........................     $     20.13      $     27.18     $     27.68
                                                                        ===========      ===========     ===========

        Because net losses were incurred in 1997 and 1995 the impact of options are antidilutive in those years and there is no difference between basic and diluted per share amounts.

        For additional disclosure regarding the employee stock options, see Note 6.


NOTE 10 -- LEASES

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

                           APRIA HEALTHCARE GROUP INC.

        The Company occasionally subleases unused facility space when a lease buyout is not a viable option. Sublease income, in amounts not considered material, is recognized monthly and is offset against facility lease expense. Net rent expense in 1997, 1996 and 1995 amounted to $52,802,000 $46,493,000 and
$47,602,000, respectively.

        In addition, during 1997, 1996 and 1995, the Company acquired patient service equipment, information systems and equipment and furnishings totaling $7,235,000, $12,021,000 and $5,876,000, respectively, under capital lease arrangements with lease terms ranging from two to five years. Amortization of the leased patient service equipment and information systems amounted to $8,578,000, $9,314,000 and $4,410,000 in 1997, 1996 and 1995, respectively.

        The following amounts for assets under capital lease obligations are included in both the patient service equipment and property, equipment and improvements:

                                        DECEMBER 31,
                                  ----------------------
                                    1997          1996
                                  --------      --------
                                      (IN THOUSANDS)
Patient service equipment ...     $  1,930      $  1,930
Information systems .........       33,901        31,474
Equipment and furnishings ...        3,648         3,648
Buildings and improvements ..           --            66
                                  --------      --------
                                    39,479        37,118
Less accumulated depreciation      (21,210)      (15,270)
                                  --------      --------
                                  $ 18,269      $ 21,848
                                  ========      ========

        Future minimum payments by year and in the aggregate required under noncancellable operating leases and capital lease obligations consist of the following at December 31, 1997:

                                                      CAPITAL       OPERATING
                                                      LEASES          LEASES
                                                     ---------      ---------
                                                           (IN THOUSANDS)
1998 ...........................................     $   9,611      $  47,692
1999 ...........................................         5,595         40,587
2000 ...........................................         2,441         31,250
2001 ...........................................            --         22,901
2002 ...........................................            --         14,189
Thereafter .....................................            --         25,601
                                                     ---------      ---------
                                                        17,647      $ 182,220
Less interest included in minimum lease payments        (1,092)     =========
                                                     ---------
Present value of minimum lease payments ........        16,555
Less current portion ...........................        (8,513)
                                                     ---------
                                                     $   8,042
                                                     =========


NOTE 11 -- EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) defined contribution plan, whereby eligible employees may contribute up to 16% of their annual basic earnings. The Company matches 50% of the first 8% of employee contributions. Total expenses related to the defined contribution plan were $3,791,000, $4,370,000 and $2,980,000, in 1997, 1996 and 1995, respectively (see Note 7).

        The Company had a defined benefit pension plan, covering substantially all Abbey employees, which was terminated in 1995. Net periodic pension cost, included in selling, distribution and administration expenses, amounted to $925,000 in 1995. In connection with the termination, the Company recognized costs of $3,300,000 and $2,275,000 in 1996 and 1995, respectively (see Note 7). All benefits were distributed to participants in 1997.

                           APRIA HEALTHCARE GROUP INC.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

        Purchase Commitments: On September 1, 1994, the Company entered into a five-year agreement to purchase medical supplies totaling $112,500,000, with annual purchases ranging from $7,500,000 in the first year to $30,000,000 in the third through fifth years. Failure to purchase at least 90% of the annual commitment would have resulted in a penalty of 10% of the difference between the annual commitment and actual purchases, beginning with the 12-month period ended August 31, 1996. Actual purchases for the 12-month periods ended August 31, 1997 and 1996, exceeded the annual commitment by 61% and 54%, respectively. As a result of Management's recent decision to phase out low-margin medical supply business, the Company has worked to transition its managed care supply business directly to the vendor and is currently restructuring the agreement to reflect these changes.

        Litigation: The Company is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which are not determinable at this time. The Company has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of Management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company's consolidated results of operations and financial position. In 1997, 1996 and 1995, certain claims and lawsuits were settled and the Company paid amounts, including the cost of defense, totaling approximately $3,277,000, $16,619,000 and $10,590,000, respectively. Charges to income of $2,760,000, $11,533,000 and $12,400,000 were taken in 1997, 1996 and 1995, respectively, to provide for probable losses related to matters arising in each period and to revise estimates for matters arising in previous periods. Subsequent to year-end, the Company settled claims totaling $291,000.

        The Company and several of its present and former officers and/or directors are defendants in three "class action" lawsuits filed in March and April of 1998 in the U.S. District Court for the Central District of California, Southern Division. Two of the complaints purport to establish a class of shareholders who purchased Apria stock between March 2, 1995 and January 20, 1998. The third complaint purports to establish a class of shareholders who purchased Apria stock between April 30, 1997 and March 11, 1998. No class has been certified at this time. The complaints allege, among other things, that the defendants made false and/or misleading public statements regarding the Company and its financial condition in violation of federal securities laws. All three complaints seek compensatory as well as other relief. Two of the complaints include a claim for punitive damages. The Company believes that it has meritorious defenses to the plaintiffs' claims, and it intends to vigorously defend itself against all three actions. In the opinion of Management, the ultimate disposition of these cases will not have a material adverse effect on the Company's financial condition or results of operations.

        Operating Systems: Management has committed to a two-year plan to implement a large scale, fully integrated enterprise resource planning (ERP) system which will replace the Company's current field information systems. Significant development effort and presumably expense will be required to customize the ERP system for the complexities of the Company's business. The Board of Directors approved the project in December 1997; however, the total cost cannot be reasonably estimated at this time as the Company is currently in the vendor selection phase of the project.

        Certain Concentrations: Approximately 51% of the Company's revenues are derived from the provision of respiratory therapy services, a significant portion of which is reimbursed under the Federal Medicare program. Effective January 1, 1998, reimbursement for home oxygen services has been reduced by 25% and will be reduced an additional 5% in 1999 and subsequent years. The Company estimates the impact of the reduction on 1998 revenues to be $55,000,000 to $60,000,000. Also effective January 1, 1998, Consumer Price Index-based reimbursement increases on home medical equipment were frozen until 2002.

        The Company currently purchases approximately 38% of its patient service equipment and supplies from three suppliers. Although there are a limited number of suppliers, Management believes that other suppliers could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue which could adversely affect operating results.

        Reimbursement: Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. Management is not aware of any material claims or disputes related to any of its third-party reimbursement arrangements.

                           APRIA HEALTHCARE GROUP INC.

NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        QUARTER
                                  ----------------------------------------------------
                                    FIRST         SECOND        THIRD         FOURTH
                                  ---------     ---------      ---------     ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Net revenues ................     $ 313,863     $ 295,735      $ 304,356     $ 266,740
Gross profit ................       209,184       167,272        199,706       153,350
Operating income (loss) .....        41,910       (57,144)        28,474      (199,905)
Net income (loss) ...........     $  19,240     $ (69,876)     $  16,186     $(238,158)


Net income (loss) per share .     $    0.38     $   (1.36)     $    0.31     $   (4.62)
Net income (loss) per share -
    assuming dilution .......     $    0.37     $   (1.36)     $    0.31     $   (4.62)



1996
Net revenues ................     $ 295,303     $ 306,579      $ 306,026     $ 273,235
Gross profit ................       201,212       209,636        212,109       157,511
Operating income (loss) .....        42,868        46,234         45,231       (33,056)
Net income (loss) ...........     $  20,326     $  21,908      $  20,749     $ (29,683)

Net income (loss) per share .     $    0.41     $    0.43      $    0.41     $   (0.58)
Net income (loss) per share -
   assuming dilution ........     $    0.39     $    0.42      $    0.40     $   (0.58)

        The operating results for the fourth quarter of 1997 include adjustments to reduce revenue and accounts receivable by $20,000,000 and to increase bad debt expense and the allowance for doubtful accounts by $6,423,000. The adjustment to revenue represents the estimated amount of year-end accounts receivable that will ultimately be written off due to price discrepancies, failure to obtain payor authorizations, missed filing deadlines and other reasons unrelated to credit risk. Both adjustments resulted primarily from refinements to the Company's estimation procedures made as a result of Management's year-end analysis of accounts receivable. Specifically, based on tests of subsequent realization and review of patient billing files at selected billing locations, increases were made to the percentages applied to the Company's accounts receivable aging to estimate allowance amounts. In addition, due to an increasing tendency for certain managed care payors to accumulate significant amounts of patient balances, a specific review and allowance estimation was performed for payors with large aggregated patient balances.

        An adjustment of $20,225,000 was recorded in the fourth quarter of 1997 to write down the carrying value of internally developed software due to the fourth quarter decision of the Company's Information Systems Steering Committee to replace the Company's internally developed field information system. In connection with Management's evaluation of the Company's internally developed software, Management also conducted a review of the Company's computer hardware, including telecommunications equipment. Equipment with a carrying value of $6,556,000 was identified as functionally obsolete or no longer in use and was written off (see Note 3).

        Based on Management's year-end evaluation of the carrying value and amortization periods of intangible assets, an impairment charge of $133,542,000 was recorded in the fourth quarter of 1997 to reduce the carrying value of recorded goodwill to Management's estimate of fair value (see Note 4).

        The fourth quarter of 1997 also includes a $10,100,000 adjustment for estimated excess quantities, obsolescence and shrinkage of patient service equipment and inventory arising after the Company's asset verification and physical inventory procedures, which were performed primarily in the second and third quarters. In addition, the Company's fourth quarter decision to terminate approximately 524 employees resulted in a year-end severance accrual of $6,000,000. Other fourth quarter charges

                           APRIA HEALTHCARE GROUP INC.

included the accrual of incentive compensation related to fourth quarter initiatives of $2,151,000, accrual of costs associated with the closure of certain facilities and the Company's ApriaDirect Clinical program of $2,298,000, accrual of certain excise taxes and interest on a tax settlement of $2,000,000 and other miscellaneous accruals of $1,250,000.

        The Company also recorded in the fourth quarter of 1997, an adjustment to increase its valuation allowance for net deferred tax assets due to recurring tax losses and Management's reduced expectations for 1998 (see Note 8).

        The second quarter of 1997 included adjustments to reduce revenue and accounts receivable by $20,000,000 and increase bad debt expense and the allowance for doubtful accounts by $55,000,000. The adjustments resulted from the lower than anticipated improvement in the aging of accounts receivable and collection periods and rates. Management had expected that the impact of 1996 computer system conversions and high turnover rate among billing and collection personnel would have been substantially reversed by the middle of 1997. However, the dollar amount and percentage of accounts aged over 180 days at May 31, 1997 remained comparable to the December 31, 1996 amount and percentage, and the average collection period had decreased by only four days. As a result, Management increased its allowance estimate for accounts aged over 180 days to provide for write-offs of older accounts expected to be taken over the ensuing months. The provision for revenue adjustments represented management's estimate of accounts originated in 1997 that would ultimately be written off for reasons unrelated to credit. The adjustment was necessitated by the continuing incidence of billing errors and long collection periods during which such errors were generally undetected.

        The second quarter of 1997 also includes a $23,000,000 adjustment to provide for estimated excess quantities, obsolescence and shrinkage of patient service equipment and inventory. The amount was estimated based on the preliminary results of asset verification and physical inventory procedures performed in the second quarter. The adjustment was sufficient to cover actual write-offs resulting from the third quarter completion of the Company's asset verification and physical inventory procedures.

        The operating results for the fourth quarter of 1996 include adjustments to reduce revenues and accounts receivable by $32,300,000 and increase bad debt expense and the allowance for doubtful accounts by $9,000,000. The increase in the Company's average collection period during 1996, the significant number of system conversions performed in the second and third quarters of 1996 and an increased turnover rate in 1996 among billing and collection personnel resulted in a slow down in cash applications and account reviews, an increased rate of billing errors in the second half of 1996, delays in the identification and recording of revenue adjustments and an increased level of unidentified revenue adjustments in the year-end accounts receivable balance. Although some portion of the revenue adjustment related to transactions originally recorded in periods prior to the fourth quarter, Management does not believe a reasonably accurate allocation of the adjustment to prior quarters is determinable. The adjustment to the allowance for doubtful accounts was due in part to an increase in the fourth quarter of 1996 in the amount of accounts aged in excess of 180 days.

        The fourth quarter of 1996 also includes a $10,000,000 adjustment to provide for excess and obsolete patient service equipment and supplies which was determined based on the Company's year-end physical inventory and quantity reconciliation procedures. In addition, two lawsuits were settled in the fourth quarter which resulted in the accrual of $5,272,000 for settlement amounts and related costs in excess of amounts previously accrued. The November 1996 termination of a proposed merger with Vitas Healthcare Corporation resulted in a settlement and associated costs totaling $6,223,000, which was accrued and paid in the fourth quarter. Further, based on information provided by actuarial consultants, the estimated settlement loss on the termination of the Abbey defined benefit pension plan was increased by $3,300,000 in the fourth quarter.

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

                           APRIA HEALTHCARE GROUP INC.

NOTE 14 - SUBSEQUENT EVENTS

        On February 3, 1998, the Company entered into a Stock Purchase Agreement (the "JLL Agreement") with JLL Argosy Apria, LLC, Joseph Littlejohn & Levy Fund III, LP and CIBC WG Argosy Merchant Fund 2, LLC (together, the "JLL Group"). Pursuant to the terms of the JLL Agreement, among other things, the Company was to issue and sell 12,300,000 shares of Common Stock and issue warrants to purchase 5,000,000 additional shares, exercisable at $20.00 per share, in consideration for a cash investment of $172,200,000 by the JLL Group. The Company was to have used the proceeds, together with $70,000,000 in new borrowings under the Company's credit facility, to purchase 17,300,000 shares of Common Stock. On April 3, 1998, the parties agreed to terminate the JLL Agreement without any further obligation to any party.

                           APRIA HEALTHCARE GROUP INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                 Additions
                                                          ---------------------
                                             Balance at   Charged to  Charged to                    Balance at
                                             Beginning    Costs and     Other                       End of
                                             of Period    Expenses     Accounts        Deductions   Period
                                             --------     ----------   ---------       ----------   -----------
Year ended December 31, 1997
Deducted from asset accounts:
   Allowance for revenue adjustments ...     $ 32,300     $     --        $ 40,000(b)     $ 34,242     $ 38,058

   Allowance for doubtful accounts .....       73,809      121,908           1,697(a)      139,001       58,413
   Reserve for inventory excess,
      obsolescence and shrinkage .......        1,825       26,716              --          22,168        6,373
   Reserve for patient service equipment
      excess, obsolescence and shrinkage        4,812        8,584              --           9,496        3,900
                                             --------     --------        --------        --------     --------
               Totals ..................     $112,746     $157,208        $ 41,697        $204,907     $106,744
                                             ========     ========        ========        ========     ========

Year ended December 31, 1996
Deducted from asset accounts:
   Allowance for revenue adjustments ...     $     --      $    --        $ 32,300(b)     $     --     $ 32,300

   Allowance for doubtful accounts .....       86,567       67,040             608(a)       80,406       73,809
   Reserve for inventory excess,
      obsolescence and shrinkage .......        5,754        3,013              --           6,942        1,825
   Reserve for patient service equipment
      excess, obsolescence and shrinkage       11,860        7,500              --          14,548        4,812
                                             --------     --------        --------        --------     --------
               Totals ..................     $104,181     $ 77,553        $ 32,908        $101,896     $112,746
                                             ========     ========        ========        ========     ========

Year ended December 31, 1995
Deducted from asset accounts:
   Allowance for doubtful accounts .....     $ 61,038     $100,463        $  2,655(c)     $ 77,589     $ 86,567
   Reserve for inventory excess,
      obsolescence and shrinkage .......        3,952        2,898               8(c)        1,104        5,754
   Reserve for patient service equipment
      excess, obsolescence and shrinkage        4,546        9,216             117(c)        2,019       11,860
                                             --------     --------        --------        --------     --------
               Totals ..................     $ 69,536     $112,577        $  2,780        $ 80,712     $104,181
                                             ========     ========        ========        ========     ========

-------------------
(a)     Includes amounts added in conjunction with business acquisitions.

(b) Amount charged against net revenues. See Note 12 to the Consolidated Financial Statements.

(c) Represents the net activity for Homedco for the period of October 1, 1994 through December 31, 1994. See Note 2 to the Consolidated Financial Statements.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 1998

                                          APRIA HEALTHCARE GROUP INC.

                                     By:  /s/ LAWRENCE M. HIGBY
                                        ---------------------------------------
                                          President and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                             TITLE                                 DATE
        ---------                             -----                                 ----

/s/ LAWRENCE M. HIGBY
-----------------------------
Lawrence M. Higby                  President and Chief Operating Officer        April 15, 1998
                                   (Principal Executive Officer)

/s/ LAWRENCE H. SMALLEN
-----------------------------
Lawrence H. Smallen                Chief Financial Officer, Senior Vice         April 15, 1998
                                   President, Finance and Treasurer
                                   (Principal Financial Officer)

/s/ JAMES E. BAKER
-----------------------------
James E. Baker                     Vice President, Controller                   April 15, 1998
                                   (Principal Accounting Officer)


/s/ GEORGE ARGYROS
-----------------------------
George Argyros                     Director, Chairman of the Board              April 15, 1998


/s/ DAVID L. GOLDSMITH
-----------------------------
David L. Goldsmith                 Director                                     April 15, 1998


/s/ LEONARD GREEN
-----------------------------
Leonard Green                      Director                                     April 15, 1998


/s/ TERRY HARTSHORN
-----------------------------
Terry Hartshorn                    Director                                     April 15, 1998


/s/ JEREMY M. JONES
-----------------------------
Jeremy M. Jones                    Director                                     April 15, 1998


/s/ FREDERICK S. MOSELEY, IV
-----------------------------
Frederick S. Moseley, IV            Director                                    April 15, 1998


/s/ VINCENT M. PRAGER
-----------------------------
Vincent M. Prager                   Director                                    April 15, 1998


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



/s/ H.J. MARK TOMPKINS              Director                                    April 15, 1998
----------------------
H.J. Mark Tompkins


/s/ RALPH V. WHITWORTH              Director                                    April 15, 1998
----------------------
Ralph V. Whitworth


                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION                                         PAGE/REF.
------                                       -----------                                         ---------
 2.1        Agreement and Plan of Merger dated March 1, 1995 between Abbey and Homedco.              (e)

 2.2        Agreement and Plan of Merger dated March 1, 1995, as amended on May 18, 1995, by and
            between Abbey and Homedco.                                                               (h)

 2.3        Agreement for the Sale and Purchase of the Whole of the Issued Share Capital of The
            Omnicare Group Limited and Assumption of Certain Liabilities, dated June 20, 1995,
            between Abbey Health Services Limited and Stanton Industries Limited.                    (i)

 3.1        Restated Certificate of Incorporation of Registrant.                                     (f)

 3.2        Certificate of Ownership and Merger merging Apria Healthcare Group Inc. into Abbey
            and amending Abbey's Restated Certificate of Incorporation to change Abbey's name to     (i)
            "Apria Healthcare Group Inc."

 3.3        Amended and Restated Bylaws of Registrant, as amended on January 27, 1997.               (n)

 3.4        Amended and Restated Bylaws of Registrant, as amended on January 27, 1998.

 4.1        Form of 9 1/2% Senior Subordinated Note due 2002.                                        (b)

 4.2        Indenture dated November 1, 1993, by and among Abbey, certain Subsidiary Guarantors
            defined therein and U.S. Trust Company of California, N.A.                               (d)

 4.3        Shareholder Rights Agreement dated February 8, 1995, between Abbey and U. S. Stock
            Transfer Corporation, as Rights Agent.                                                   (e)

 4.4        Specimen Stock Certificate of the Registrant.

 4.5        Certificate of Designation of the Registrant.                                            (f)

 4.6        Amendment No. 1 to the Rights Agreement dated as of June 30, 1997, by and among Apria
            Healthcare Group Inc., Norwest Bank Minnesota, N.A. and U.S. Stock Transfer              (p)
            Corporation.

 10.1       Abbey 1991 Stock Option Plan.                                                            (a)

 10.2       Abbey Schedule of Registration Procedures and Related Matters.                           (c)

 10.3       Homedco 401(k) Savings Plan, restated effective October 1, 1993, amended December 28,    (k)
            1994.

 10.4       Apria/Homedco Stock Incentive Plan, dated June 28, 1995.                                 (g)

 10.5       Abbey Amended and Restated 1992 Stock Incentive Plan.                                    (k)

 10.6       Amendment Number Two to the Homedco 401(k) Savings Plan, dated June 28, 1995.            (l)

 10.7       Building Lease, dated July 21, 1995, between C.J. Segerstrom & Sons, a California
            general partnership, and Apria Healthcare, Inc. for 10 locations within Harbor           (l)
            Gateway Business Center, Costa Mesa, California.

 10.8       Assignment, Assumption and Consent Re: Lease (dated December 1, 1988, between C.J.
            Segerstrom & Sons, a California general partnership, and Abbey Medical, Inc. for premises located within Harbor Gateway Business Center, Costa Mesa, California),
            executed by Abbey Medical, Inc. and Apria Healthcare, Inc. as of July 21, 1995 and       (j)
            executed by C.J. Segerstrom & Sons, a California general partnership, as of July 24,
            1995.

 10.9       First Amendment to Complete Restatement of Lease Amendments and
            Amendment to Building Lease, dated as of July 24, 1996, between C.J.
            Segerstrom & Sons, a California general partnership, and Apria
            Healthcare, Inc., amending the Building Lease, dated July 21,                            (n)
            1995, between the parties.

EXHIBIT
NUMBER                                       DESCRIPTION                                         PAGE/REF.
------                                       -----------                                         ---------
 10.10      Assignment and Assumption of Lease (Building Lease, dated July 21,
            1995, between C.J. Segerstrom & Sons, a California general partnership, and Apria Healthcare, Inc.), dated as of January 1,
            1996, between Apria Healthcare, Inc. and Apria Healthcare Group                         (n)
            Inc.

 10.11      Amendment Number Three to the Homedco 401(k) Savings Plan, dated January 1, 1996.        (l)

 10.12      Credit Agreement, dated August 9, 1996, between Apria Healthcare
            Group Inc. and certain of its subsidiaries, Bank of America National
            Trust and Savings Association, Nationsbank of Texas, N.A. and other
            financial institutions from time to time party thereto.                                  (m)

 10.13      Guaranty, dated as of August 9, 1996, made by Apria Healthcare Group
            Inc., Apria Healthcare, Inc., Apria Number One, Inc., Apria Number
            Two, Inc., Protocare of Metropolitan New York, Inc. and Homedco of
            New York State, Inc. in favor of Bank of America National Trust                          (m)
            and Savings Association.

 10.14      Employment Agreement dated April 1, 1997, between Apria Healthcare Group Inc. and Merl   (o)
            A. Wallace.


 10.15      First Amendment to Credit Agreement, dated April 22, 1997, among
            Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of
            America National Trust and Savings Association, Nationsbank of Texas,
            N.A. and other financial institutions party to the Credit                                (o)
            Agreement.

 10.16      Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc.
            and Lisa M. Getson.                                                                      (o)

 10.17      Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc.
            and Robert S. Holcombe.                                                                  (o)

 10.18      Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc.
            and Jerome J. Lyden.                                                                     (o)

 10.19      Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc.
            and Gary L. Mangiofico.                                                                  (o)

 10.20      Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc.
            and Steven T. Plochocki.                                                                 (o)

 10.21      Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc.
            and Thomas M. Robbins.                                                                   (o)

 10.22      Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc.
            and Susan K. Skara.                                                                      (o)

 10.23      Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc.
            and Lawrence H. Smallen.                                                                 (o)

 10.24      Executive Severance Agreement dated June 28, 1997, between Apria Healthcare Group Inc.
            and Dennis E. Walsh.                                                                     (o)

 10.25      Second Amendment to Credit Agreement, dated July 31, 1997, among
            Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of
            America National Trust and Savings Association, Nationsbank of Texas,
            N.A. and other financial institutions party to the Credit                                (o)
            Agreement.

 10.26      Resignation and General Release Agreement dated September 26, 1997, between Apria
            Healthcare Group Inc. and Steven T. Plochocki.                                           (q)


EXHIBIT
NUMBER                                       DESCRIPTION                                         PAGE/REF.
------                                       -----------                                         ---------

 10.27      Resignation and General Release Agreement dated November 7, 1997, between Apria
            Healthcare Group Inc. and Gary L. Mangiofico.

 10.28      Apria Healthcare Group Inc. 1997 Stock Incentive Plan, dated December 16, 1997.          (r)

 10.29      Resignation and General Release Agreement dated January 19, 1998, between Apria
            Healthcare Group Inc. and Jeremy M. Jones.

 10.30      Executive Employment Agreement dated January 26, 1998, between Apria Healthcare Group
            Inc. and Lawrence M. Higby.

 10.31      Third Amendment to Credit Agreement and Waiver, dated January 30,
            1998, among Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Trust and Savings
            Association, Nationsbank of Texas, N.A. and other financial institutions party to the Credit Agreement.

 10.32      Stock Purchase Agreement dated February 3, 1998, by and among, JLL
            Argosy Apria, LLC, CIBC WG Argosy Merchant Fund 2, LLC, Joseph
            Littlejohn and Levy Fund III, LP and Apria Healthcare Group Inc.                         (s)

 10.33      Stockholder Agreement dated February 3, 1998, by and among, JLL Argosy Apria, LLC,
            CIBC WG Argosy Merchant Fund 2, LLC, Joseph Littlejohn and Levy Fund III, LP,
            Relational Investors, LLC, HBI Financial, Inc. and Apria Healthcare Group Inc.           (s)

 10.34      Resignation and General Release Agreement dated February 4, 1998, between Apria
            Healthcare Group Inc. and Jerome J. Lyden.

 10.35      Fourth Amendment to Credit Agreement and Waiver, dated March 13,
            1998, among Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Trust and Savings
            Association, Nationsbank of Texas, N.A. and other financial institutions party to the Credit Agreement.

 10.36      Security Agreement, dated March 13, 1998, between Apria Healthcare Group Inc., Apria
            Healthcare, Inc., ApriaCare Management Systems, Inc., Apria Number
            Two, Inc., Apria Healthcare of New York State, Inc. and Bank of
            America National Trust and Savings Association.

 21.1       List of Subsidiaries.

 23.1       Consent of Ernst & Young LLP, Independent Auditors.

 27.1       Financial Data Schedule.

 27.2       Restated Quarterly Financial Data Schedule.


    REFERENCES -- DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

(a) Incorporated by reference to Abbey's Registration Statement on Form S-1 (Registration No. 33-44690), as filed on December 23, 1991.

(b) Incorporated by reference to Abbey's Registration Statement on Form S-1 (Registration No. 33-69078), as filed on September 17, 1993.

(c) Incorporated by reference to Abbey's Registration Statement on Form S-4 (Registration No. 33-69094), as filed on September 17, 1993.

(d) Incorporated by reference to Abbey's Annual Report on Form 10-K for the year ended January 1, 1994.

(e) Incorporated by reference to Abbey's Current Report on Form 8-K, as filed on March 20, 1995.

(f) Incorporated by reference to Abbey's Registration Statement on Form S-4 (Registration No. 33-90658), and its appendices, as filed on March 27, 1995.

(g) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-94026), as filed on June 28, 1995.

(h) Incorporated by reference to Abbey's final joint proxy statement/prospectus as filed pursuant to Rule 424(b) on May 26, 1995.

(i) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1995, as filed on August 14, 1995.

(j) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995, as filed on November 14, 1995.

(k) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-80581), as filed on December 19, 1995.

(l) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(m) Incorporated by reference to the Registrant's Registration Statement on Amendment No. 1 to Form S-4 (Registration No. 333-09407), as filed on August 27, 1996.

(n) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(o) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1997, as filed on August 14, 1997.

(p) Incorporated by reference to the Registrant's Registration Statement on Form 8-A/A as filed on July 10, 1997.

(q) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1997, as filed on November 14, 1997.

(r) Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-42775), as filed on December 19, 1997.

(s) Incorporated by reference to Registrant's Current Report on Form 8-K, as filed on February 6, 1998.