Form 10-K/A
period 1997-12-31
APRIA HEALTHCARE GROUP INC
filed 1998-04-30
CIK 882289

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                               AMENDMENT NO. 1 ON

                                  FORM 10-K/A

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 427-2000
                            ------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
================================================================================

     Items 10 through 13 of Part III and Item 14 of Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 are amended in their entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     Information regarding executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Item 1 hereof.

DIRECTORS

     Set forth below are the names, ages and past and present positions of the persons serving as Directors of the Company as of April 30, 1998:

                                      BUSINESS EXPERIENCE DURING LAST               DIRECTOR
      NAME AND AGE                      FIVE YEARS AND DIRECTORSHIPS                 SINCE
      ------------                    -------------------------------               --------

George L. Argyros, 61     Chairman of the Board of Directors of the Company from      1997
                          January 19, 1998 through April 28, 1998. Mr. Argyros
                          is also the Chairman and Chief Executive Officer of
                          Arnel Development Company, a private investment and
                          development firm. He is also a vice president of two
                          private charitable foundations and serves on the Boards
                          of Directors of First American Financial Corporation,
                          USCS International, Inc., The Newhall Land and Farming
                          Company and several privately held companies. Mr.
                          Argyros was appointed by a committee of the Board of
                          Directors in March of 1997 to fill the vacancy created
                          by the retirement of his predecessor.

David L. Goldsmith, 50    Managing Director of BancAmerica Robertson, Stephens &      1987**
                          Company (formerly Robertson, Stephens & Company, LLC),
                          an investment banking firm, since 1981. Mr. Goldsmith is
                          also a director of several private corporations.

Leonard Green, 71         President and Chief Executive Officer of Green              1993*
                          Management and Investment, Co., a private investment
                          management company, since 1985.

Terry Hartshorn, 53       Chairman of the Board of PacifiCare Health Systems,         1991**
                          Inc., a managed care organization, since April 1993.
                          From April 1993 through January of 1997, Mr. Hartshorn
                          served as President and Chief Executive Officer of
                          UniHealth. From 1976 through April 1993, he served as
                          President, Chief Executive Officer and a director of
                          PacifiCare Health Systems, Inc.

Jeremy M. Jones, 56       Chairman of the Board and Chief Executive Officer of the    1987**
                          Company from the merger until January 19, 1998. Chairman
                          of the Board of Homedco from 1991 to the Merger and
                          Chief Executive Officer of Homedco from 1987 to the
                          Merger. Mr. Jones was also the President of Homedco from
                          1987 until 1994. Mr. Jones also serves as a director of
                          On Assignment, Inc., a national provider of temporary
                          professionals.

                                      BUSINESS EXPERIENCE DURING LAST               DIRECTOR
      NAME AND AGE                      FIVE YEARS AND DIRECTORSHIPS                 SINCE
      ------------                    -------------------------------               --------
Frederick S. Moseley, IV, Managing Director of Triumph Corporate Finance Group,       1991*
  45                      Inc. (formerly The Boston Corporate Finance Group, Inc.)
                          and of Triumph Capital Group, Inc., investment banking
                          firms, since March 1990. He also serves as a director of
                          several privately held companies. From 1985 to March
                          1990, Mr. Moseley was a Managing Director of Drexel
                          Burnham Lambert Incorporated.

Vincent M. Prager, 53     Partner in Montreal office of the law firm of Stikeman,     1994*
                          Elliott since 1977. Mr. Prager serves on the Boards of
                          Directors of OOCL Canada, Inc. (the Canadian subsidiary
                          of the OOCL Group of Hong Kong), the Beaverbrook
                          Canadian Foundation and Tradau Inc. as well as on the
                          Boards of Directors of several privately held companies.

H.J. Mark Tompkins, 57    Independent investment and corporate advisor. President     1997*
                          and Chief Executive Officer of Exfinco, S.a.r.l., a
                          Belgian company engaged in investment advisory
                          activities, from 1994 until 1997. Mr. Tompkins was
                          appointed by a committee of the Board of Directors in
                          March of 1997 to fill the vacancy created by Timothy
                          Aitken's resignation. Mr. Tompkins was a member of the
                          Abbey Board of Directors from September 1992 until the
                          time of the Merger and is currently a director of Kemgas
                          Limited and of Shoplink, Inc. From 1987 through June
                          1994, Mr. Tompkins served as a Chief Executive Officer
                          of a French investment advisory concern, Cofinex,
                          E.u.r.l. Mr. Tompkins was a senior partner in
                          international real estate development firms with
                          operations in the United States from 1981 through 1993.

Ralph V. Whitworth, 42    Chairman of the Board of Directors of the Company           1998
                          since April 28, 1998. Mr. Whitworth is also the
                          principal and managing member of Relational Investors
                          LLC, a private investment company. He is also a partner
                          in Batchelder & Partners, Inc., a financial advisory and
                          investment-banking firm based in La Jolla, California.
                          From 1988 until 1996, Mr. Whitworth was president of
                          Whitworth and Associates, a corporate advisory firm. Mr.
                          Whitworth is a director of CD Radio, Inc. and Wilshire
                          Technologies, Inc. Mr. Whitworth was appointed by a
                          Committee of the Board of Directors in January of 1998
                          to fill a newly created seat.

---------------

 * Director of Abbey from the date shown until the date of the merger, after which the Company's name was changed to its current name. Director of the Company from the date of the merger until the present.

** Director of Homedco from the date shown until the date of the merger.
   Director of the Company from the date of the merger until the present.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT BY CERTAIN COMPANY AFFILIATES

     Section 16(a) of the Exchange Act requires the Company's Directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The New York Stock Exchange, Inc. Directors, officers, and greater than 10% stockholders are required by the Securities and Exchange Commission to furnish the Company with copies of the reports they file.

     Based solely on its review of the copies of such reports and written representations from certain reporting persons that certain reports were not required to be filed by such persons, the Company believes that all of its Directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during the 1997 fiscal year except that H.J. Mark Tompkins, a member of the Board of Directors, inadvertently failed to report a sale of 5,000 shares of Common Stock made in June 1997. As a result, he filed one late Form 4 report on July 22, 1997 for the month of June 1997 disclosing the sale of 5,000 shares.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

     The following table sets forth all compensation for the 1997, 1996 and 1995 fiscal years paid to or earned by the Chief Executive Officer, the four other most highly compensated executive officers and the former President of the Company during the 1997 fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM(1)
                                                                       COMPENSATION
                                              ANNUAL COMPENSATION        OPTIONS        ALL OTHER
                                            -----------------------      GRANTED       COMPENSATION
                                            SALARY(2)       BONUS      ------------    ------------
               NAME                  YEAR      ($)           ($)           (#)             ($)
               ----                  ----   ---------      --------    ------------    ------------
Jeremy M. Jones....................  1997   $467,013              0            0         $  4,750(4)
Chairman of the Board                1996    464,320              0       20,000            4,750(4)
and Chief Executive Officer(3)       1995    397,100(5)    $157,000      200,000            5,940(4)

Steven T. Plochocki................  1997    219,349              0            0          953,719(7)
President and Chief                  1996    264,559              0       10,000            4,750(4)
Operating Officer(6)                 1995    197,468(8)     222,500       81,400                0

Thomas M. Robbins..................  1997    195,830       $  2,600            0            4,750(4)
Executive Vice President, Field      1996    184,191          9,742        6,000            4,750(4)
Operations(9)                        1995    154,871(10)     42,023       98,000(11)        5,850(4)

Merl A. Wallace....................  1997    209,320       $      0       50,000           10,649(14)
Executive Vice President,            1996    157,480         15,868        4,000            4,750(4)
Corporate Operations(12)             1995    115,112(13)     24,752       48,000            4,365(4)

Robert S. Holcombe.................  1997    263,162       $  4,410            0            6,571(16)
Senior Vice President,               1996    153,455          7,000       35,000(17)      150,324(18)
General Counsel and Secretary(15)    1995          0              0            0                0

Lawrence H. Smallen................  1997    254,357       $      0            0            4,750(4)
Chief Financial Officer,             1996    236,667         15,435        6,000            4,750(4)
Senior Vice President,               1995    197,844(19)     34,651       48,000            5,281(4)
Finance and Treasurer

---------------

 (1) The Company has not issued stock appreciation rights or restricted stock awards. The Company currently has no "long-term incentive plan" as that term is defined in the applicable rules. The Compensation Committee has the ability to create such a plan under the Company's 1997 Stock Incentive Plan.

 (2) These amounts include an automobile allowance which is paid as salary.

 (3) Mr. Jones resigned as Chairman of the Board and Chief Executive Officer of the Company on January 19, 1998.

 (4) Annual contribution by the Company to the Company's 401(k) Savings Plan in the name of the individual.

 (5) This amount reflects $198,600 paid by Homedco and $198,500 paid by the Company.

 (6) Mr. Plochocki resigned from the Company on September 26, 1997.

 (7) This amount includes $378,030 in severance payments in 1997 and $543,411 in severance payments to be made in 1998 and 1999. This amount also includes $4,750 contributed by the Company to the Company's 401(k) Savings Plan and a $27,528 payment for earned but unused vacation and holiday time.

 (8) This amount reflects $89,357 paid by Abbey and $108,111 paid by the Company.

 (9) Mr. Robbins was promoted from Senior Vice President, Eastern Zone to his present position on December 15, 1997.

(10) This amount reflects $74,905 paid by Homedco and $79,966 paid by the Company.

(11) Options to purchase 50,000 shares of the Company's Common Stock were granted pursuant to Part III of the Apria Healthcare Group Inc./Homedco Group, Inc. Stock Incentive Plan. All of such options were canceled as of January 30, 1996. Options to purchase 48,000 shares of the Company's Common Stock were granted during 1995 pursuant to the 1992 Plan contingent upon the cancellation of the options to purchase the 50,000 shares referred to above.

(12) Mr. Wallace was promoted from Senior Vice President, Western Zone to his present position on March 27, 1997.

(13) This amount reflects $62,317 paid by Homedco and $52,795 paid by the Company.

(14) This amount includes a $4,750 annual contribution by the Company to the Company's 401(k) Savings Plan in the name of the individual and a reimbursement for relocation costs in the amount of $5,899.44.

(15) Mr. Holcombe was first employed by the Company in May of 1996.

(16) This amount includes a $4,750 annual contribution to the Company's 401(k) Savings Plan in the name of the individual and a reimbursement of $1,821 for tax liabilities incurred in connection with the reimbursement of relocation costs.

(17) Mr. Holcombe was awarded 35,000 option shares at the time he became employed by the Company. Those options were surrendered by him in exchange for a subsequent grant of 30,000 option shares. He was also awarded a further option to purchase an additional 5,000 shares.

(18) This amount consists of various relocation expenses reimbursed by the Company.

(19) This amount reflects $93,168 paid by Homedco and $104,676 paid by the Company.

SUMMARY OF OPTION GRANTS

     The following table provides information with respect to grants of options to one of the four most highly compensated executive officers during the 1997 fiscal year. Except as set forth below, there were no grants of options during the most recently completed fiscal year to the Chief Executive Officer, the former President and Chief Operating Officer, or to the four other most highly compensated executive officers of the Company.

                              OPTION GRANTS TABLE

                                                                                  POTENTIAL REALIZABLE VALUE
                                NUMBER OF                                               AT ACCRUAL RATE
                                SECURITIES      % OF TOTAL                         OF STOCK APPRECIATION FOR
                                UNDERLYING    OPTIONS GRANTED                             OPTION TERM
                                 OPTIONS      TO EMPLOYEES IN                     ---------------------------
             NAME                GRANTED        FISCAL YEAR      EXERCISE PRICE       5%             10%
             ----               ----------    ---------------    --------------   -----------   -------------
Merl A. Wallace...............    50,000           19.6%             $18.25        $583,865      $1,454,289

SUMMARY OF OPTIONS EXERCISED

     The following table provides information with respect to the exercise of stock options by the Chief Executive Officer, the former President and Chief Operating Officer and the four other most highly compensated executive officers of the Company during the 1997 fiscal year together with the fiscal year-end value of unexercised options.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN
                             SHARES                          OPTIONS AT              THE MONEY OPTIONS AT
                           ACQUIRED ON    VALUE(1)         FISCAL YEAR END            FISCAL YEAR-END(1)
                            EXERCISE      REALIZED    -------------------------    -------------------------
                                #           ($)       EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
                           -----------    --------    -------------------------    -------------------------
Jeremy M. Jones..........         0       $      0      326,322/190,000              $590,659/$131,625  (2)
Steven T. Plochocki......    21,000        118,256          77,600/0                        0/0
Thomas M. Robbins........         0              0       41,400/42,600                 24,937/10,687
Merl A. Wallace..........         0              0       30,000/79,200                   0/17,550
Robert S. Holcombe.......         0              0        7,000/28,000                      0/0
Lawrence H. Smallen......         0              0       56,120/52,320                117,067/42,120

---------------

(1) Market value of the securities underlying the options at exercise date or year-end, as the case may be, minus the exercise or base price of "in-the-money" options and transaction costs.

(2) Pursuant to his resignation agreement, all of Mr. Jones' options are now exercisable.

DIRECTORS' FEES

     All Directors of the Company are reimbursed for their out-of-pocket expenses incurred in connection with attending Board and Committee meetings. All non-employee Directors of the Company receive: (i) a $4,500 quarterly retainer,
(ii) $1,000 per Board or Committee meeting attended in person ($1,500 per Committee meeting for the Director who is the Committee's chairman) and (iii) $500 per Board or Committee meeting attended via telephone. In addition, each non-employee Director has historically received an option to purchase 5,000 shares of the Company's Common Stock for each year that he has been a member of the Board of Directors. Under the Company's proposed 1997 Stock Incentive Plan, the annual option grant could be for as many as 15,000 shares per Director. However, there are no current plans to change the past practice with respect to option grants to outside Directors.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     The Company has employment agreements with the following executive officers listed in the Summary Compensation Table.

     Lawrence M. Higby. Pursuant to an employment agreement which is scheduled to expire on January 18, 2001, Mr. Higby serves as President and Chief Operating Officer of the Company. Following the resignation of Mr. Jones on January 19, 1998, Mr. Higby also assumed the duties of the chief executive officer of the Company at the request of the Board of Directors. The agreement provides that Mr. Higby is to receive an annual salary of not less than $400,000 (his current annual salary is $400,004), subject to annual increases at the discretion of the Compensation Committee, and is entitled to participate in the Company's stock option plans and all other benefit programs generally available to executive officers of the Company. Mr. Higby is also entitled to receive (i) such bonuses as the Compensation Committee may, from time to time, in its sole discretion award, (ii) an automobile allowance and (iii) reimbursement of certain other expenses. He is also provided reasonable access to the Company's accountants for personal financial planning. Mr. Higby will be granted options to acquire 150,000 shares of Common Stock no later than March 31, 1998. These options will become exercisable in five equal annual installments of 30,000 shares each beginning January 26, 1999. Mr. Higby's November 1997 stock option agreements, pursuant to which he was granted options to purchase 150,000 shares of Common Stock, were also amended to allow options to purchase 30,000 shares to become exercisable on January 26, 1998 instead of July 1, 1998. If the Company terminates Mr. Higby's employment without cause, Mr. Higby is entitled to a lump sum severance payment equal to three times his base salary plus an additional amount determined as set forth in the employment agreement. In addition, all unvested options issued under the employment agreement will immediately become exercisable and all vested options issued under the November 1997 grants and the employment agreement will remain exercisable for a period of three years following such termination. If the Company employs a new Chief Executive Officer and Mr. Higby continues work as President and Chief Operating Officer for a period of six months, Mr. Higby is entitled to terminate his employment and receive a lump sum severance payment equal to one and one-half times his base salary plus an additional amount determined as set forth in the employment agreement. In addition, one-half of the unvested options issued under the employment agreement will immediately become exercisable and all vested options issued under the November 1997 grants and the employment agreement will remain exercisable for a period of three years following such termination.

     Jeremy M. Jones. The Company had an employment agreement with Mr. Jones who voluntarily resigned from his positions as Chairman of the Board and Chief Executive Officer of the Company and from his positions with all of its subsidiaries as of January 19, 1998. Pursuant to Mr. Jones's employment agreement, which was scheduled to expire on June 28, 1998, he was to serve as Chairman of the Board and Chief Executive Officer. The agreement provided for an annual salary of not less than $390,000, subject to annual increases at the discretion of the Compensation Committee (as of the date of his resignation, Mr. Jones's annual salary was $460,000). Mr. Jones was also entitled to (i) such bonuses as the Compensation Committee would, from time to time, in its sole discretion award, (ii) an automobile allowance, (iii) reimbursement of certain other expenses, (iv) reasonable access to the Company's accountants and counsel for personal financial planning and legal services, and (v) participation in the Company's various benefit plans. In addition, his resignation agreement provided that the previously unvested 190,000 share portion of Mr. Jones's total outstanding options to purchase 516,322 shares of Common Stock became fully vested and each option will remain exercisable for its stated term as though Mr. Jones had not terminated his employment. The employment agreement also contained severance provisions which were superseded by an agreement entered into at the time of his resignation. Pursuant to that agreement, Mr. Jones (i) was paid a lump sum severance payment of $1,753,900 (subject to withholding for federal and state taxes) at the time of his resignation and (ii) is being provided with an office and associated services for a period of two years from the date of his resignation.

     Steven T. Plochocki. In June 1997, the Company entered into an executive severance agreement with Mr. Plochocki who voluntarily resigned from his positions as President and Chief Operating Officer of the Company and from his positions with all of its subsidiaries as of September 26, 1997. Mr. Plochocki was elected President and Chief Operating Officer on February 26, 1996. He had previously been employed by the Company in various other capacities. As of the date of his resignation, Mr. Plochocki's annual salary was $270,000. Mr. Plochocki was also entitled to (i) such bonuses as the Compensation Committee would, from time to time, in its sole discretion award, (ii) an automobile allowance, (ii) reimbursement for certain other expenses, and (iv) participation in the Company's various benefit plans. The executive severance agreement also contained severance provisions which were superseded by an agreement entered into at the time of his resignation. Pursuant to that agreement, Mr. Plochocki was paid $921,450 (subject to withholding for federal and state taxes), one-third of which was paid in a lump sum severance payment at the time of his resignation and two-thirds of which is being paid in 52 substantially equal installments over the 24 month period immediately following his resignation.

     Merl A. Wallace. Pursuant to an employment agreement which is scheduled to expire on April 1, 1999, Mr. Wallace serves as Executive Vice President, Operations of the Company. The agreement provides that Mr. Wallace is to receive an annual salary of not less than $215,000 from April 1997 to April 1998 and not less than $250,000 from April 1998 to April 1999, subject to annual increases at the discretion of the Compensation Committee (as of March 31, 1998, Mr. Wallace's annual salary was $249,995.00), and is entitled to participate in the Company's stock option plans and all other benefit programs generally available to executive officers of the Company. Mr. Wallace is also entitled to receive
(i) such bonuses as the Compensation Committee may, from time to time, in its sole discretion award, (ii) an automobile allowance, and (iii) reimbursement of certain other expenses. If the Company terminates Mr. Wallace's employment without cause, Mr. Wallace is entitled to a lump sum severance payment equal to two times his annual base salary plus an additional amount determined as set forth in the employment agreement.

     Robert S. Holcombe, Lawrence H. Smallen, and Thomas M. Robbins. In June 1997, Messrs. Holcombe, Smallen and Robbins (each referred to as "Executive" below) entered into executive severance agreements with the Company. Pursuant to each agreement, each Executive serves in a position and undertakes duties at the Company's discretion. As of December 31, 1997, Mr. Holcombe served as Senior Vice President, General Counsel and Secretary of the Company, Mr. Smallen served as Chief Financial Officer, Senior Vice President, Finance and Treasurer of the Company, and Mr. Robbins served as Executive Vice President, Field Operations of the Company. Mr. Smallen announced his resignation on January 19, 1998 effective when a search for his replacement has been completed. Each agreement provides that the Executive's salary shall be at the Company's discretion. As of March 31, 1998, Mr. Holcombe's annual salary was $280,009, Mr. Smallen's annual salary was $249,995 and Mr. Robbins's annual salary was $220,001. Each Executive is entitled to participate in the Company's stock option plans and all other benefit programs generally available to executive officers of the Company at the Company's discretion. Each Executive is also entitled to receive (i) such bonuses as the Compensation Committee may, from time to time, in its sole discretion award, and (ii) reimbursement of certain other expenses at the Company's discretion. If the Company terminates Executive's employment without cause, each Executive is entitled to a payment equal to his base salary plus an additional amount determined as set forth in the agreement; provided, however, if such termination occurs during the two-year period following a change of control of the Company, each Executive is entitled to a payment equal to two times his base salary plus an additional amount determined as set forth in the agreement. Such payment is payable in periodic installments over one or two years in exchange for a valid release of claims against the Company. In no event will any Executive receive a payment which would be deemed to be an "excess parachute payment" under Section 280G of the Code.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From January 1, 1997 to February 27, 1997, the Compensation Committee consisted of Charles D. Martin (Chairman), Leonard Green and Terry Hartshorn. Frederick S. Moseley, IV was appointed to the Compensation Committee on February 27, 1997. Mr. Martin retired from the Board of Directors, effective March 31, 1997. George L. Argyros was appointed to the Compensation Committee to fill the vacancy. At that time, Mr. Hartshorn became the Chairman of the Compensation Committee. No member of the Compensation Committee since January 1, 1997 was either an officer or employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of April 9, 1998 with respect to the beneficial ownership of the Company's Common Stock by each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock, each Director of the Company (including the former Chief Executive Officer), the President and Chief Operating Officer, the Company's four most highly compensated executive officers in 1997, the former President of the Company and all Directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes both voting and investment power with respect to the shares shown.

                            SECURITY OWNERSHIP TABLE

                                                            AMOUNT AND NATURE
                                                              OF BENEFICIAL      PERCENT
                 NAME OF BENEFICIAL OWNER                       OWNERSHIP        OF CLASS
                 ------------------------                   -----------------    --------
Relational Investors, LLC(1)..............................      5,141,900          9.94%
Ralph V. Whitworth(1).....................................      5,141,900          9.94%
David H. Batchelder(1)....................................      5,141,900          9.94%
Joel L. Reed(1)...........................................      5,141,900          9.94%
Capital Guardian Trust Company(2).........................      4,815,600          9.31%
Franklin Mutual Advisors, Inc.(3).........................      4,443,008          8.58%
Charles B. Johnson(3).....................................      4,443,008          8.58%
Rupert H. Johnson, Jr.(3).................................      4,443,008          8.58%
George L. Argyros(4)......................................      2,763,768          5.34%
Stephen Feinberg(5).......................................      2,615,400          5.05%
Jeremy M. Jones(6)........................................      1,254,314          2.43%
David L. Goldsmith(7).....................................        320,236             *
Lawrence H. Smallen(8)....................................        159,860             *
Steven T. Plochocki(9)....................................         86,029             *
Frederick S. Moseley, IV(10)..............................         74,557             *
Terry Hartshorn(11).......................................         61,000             *
Thomas M. Robbins(12).....................................         41,400             *
Merl A. Wallace(13).......................................         40,106             *
Lawrence M. Higby(14).....................................         30,500             *
Vincent M. Prager(15).....................................         20,330             *
Leonard Green(16).........................................         20,000             *
Robert S. Holcombe(17)....................................         12,100             *
H.J. Mark Tompkins(18)....................................         10,100             *
All Directors and executive officers as a group (18
  persons)(19)............................................     10,263,607         19.84%

---------------
  *  Less than 1%

 (1) According to a Schedule 13D, dated September 29, 1997, and amendments thereto dated January 27, 1998 and February 3, 1998, respectively, filed with the Securities and Exchange Commission, Relational Investors, LLC ("RILLC") has sole voting and sole dispositive power as to 5,141,900 shares. Each of Messrs. Whitworth, Batchelder and Reed, as Managing Members of RILLC, may be deemed for certain purposes to be beneficial owners of the shares beneficially owned by RILLC and to have shared voting and shared dispositive power over these shares. Mr. Whitworth became a Director of the Company on January 27, 1998 to fill a newly created position. The mailing address of RILLC and each of Messrs. Whitworth, Batchelder and Reed is 4330 La Jolla Village Drive, Suite 220, San Diego, California 92122.

 (2) According to a Schedule 13G Amendment, dated February 10, 1998, filed with the Securities and Exchange Commission, The Capital Group Companies, Inc. ("Capital Group"), the parent holding company of a group of investment management companies (including a "bank" as defined in Section 3(a)6 of the Securities Exchange Act of 1934 and several investment advisors registered under Section 203 of the Investment Advisors Act of 1940) that hold investment power and in some cases voting power over the securities reported, has sole voting power as to 4,574,900 shares and sole dispositive power as to 4,815,600 shares. Capital Guardian Trust Company, the investment management company of Capital Group which is a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934 ("Capital") has sole voting power as to 4,516,900 shares and sole dispositive power as to 4,757,600 shares. The mailing address of Capital Group and Capital is 333
     S. Hope Street, 52nd Floor, Los Angeles, California 90071.

 (3) According to a Schedule 13D, dated January 20, 1998, filed with the Securities and Exchange Commission, Franklin Mutual Advisors, Inc. ("Franklin") has sole voting and sole dispositive power as to 4,443,008 shares. Each of Messrs. Charles B. Johnson and Rupert H. Johnson, Jr. own in excess of 10% of the outstanding common stock of Franklin Resources, Inc. ("FRI"), and Franklin is a wholly-owned subsidiary of FRI. As the principal shareholders of FRI, each of Messrs. Charles B. Johnson and Rupert H. Johnson, Jr. may be deemed for certain purposes to be beneficial owners of the shares beneficially owned by Franklin. The mailing address of Franklin is 51 John F. Kennedy Parkway, Short Hills, New Jersey 07078. The mailing address of Messrs. Charles B. Johnson and Rupert H. Johnson, Jr. is c/o Franklin Resources, Inc., 777 Mariners Island Blvd., San Mateo, California 94404.

 (4) According to a Schedule 13D Amendment, dated April 27, 1998, filed with the Securities and Exchange Commission, Mr. Argyros has sole voting and dispositive power with respect to all 2,763,768 shares. This number includes 2,430,670 shares owned by HBI Financial, Inc. Mr. Argyros is the sole shareholder of HBI Financial, Inc. This number also includes (i) 280,912 shares held in trust by two private charitable foundations of which Mr. Argyros is a vice president and director with respect to which he disclaims beneficial ownership, (ii) 500 shares held in a charitable trust of which Mr. Argyros is a trustee but not a beneficiary with respect to which he disclaims beneficial ownership, (iii) 31,050 shares held in a trust for the benefit of Mr. Argyros' children, for which Mr. Argyros disclaims beneficial ownership, and (iv) 20,636 shares held by Mr. Argyros individually. The amount listed does not include 3,450 shares held in a trust of which Mr. Argyros is not a trustee for the benefit of certain of Mr. Argyros' adult children who do not share his household for which he disclaims beneficial ownership and 2,400 shares held in a trust of which Mr. Argyros is not a trustee for the benefit of Mr. Argyros' mother-in-law for which he disclaims beneficial ownership. Mr. Argyros became a Director of the Company on March 31, 1997. The mailing address for Mr. Argyros is c/o Arnel Development Company, 949 South Coast Drive, Suite 600, Costa Mesa, California 92626.

 (5) According to a Schedule 13D, dated February 10, 1998, filed with the Securities and Exchange Commission, Stephen Feinberg, in his capacity as the managing member of Cerberus Associates, L.L.C., the general partner of Cerberus Partners, L.P., and as the investment manager for each of Cerberus International, Ltd., Ultra Cerberus Fund, Ltd. and as a person possessing investment authority on behalf of certain other persons and entities, has sole dispositive and voting power as to 1,950,000 shares and has certain investment authority over an additional 665,400 shares. Mr. Feinberg's address is 450 Park Avenue, 28th Floor, New York, New York 10022.

 (6) Includes 516,322 shares subject to options that are currently exercisable. Also includes (i) 696,262 shares held in a family trust of which Mr. Jones is a trustee, (ii) 2,000 shares held in trusts for the benefit of Mr. Jones' grandchildren for which Mr. Jones disclaims beneficial ownership,
     (iii) 19,730 shares held in a trust for the benefit of Mr. Jones' children for which Mr. Jones disclaims beneficial ownership, and (iv) 20,000 shares held in an income trust for the benefit of Mr. Jones' children and grandchildren for which Mr. Jones disclaims beneficial ownership. Mr. Jones resigned as Chairman of the Board and Chief Executive Officer effective as of January 19, 1998, but retained his position as Director of the Company.

 (7) Includes 20,000 shares subject to options that are currently exercisable or will become exercisable before June 30, 1998.

 (8) Includes 56,120 shares subject to options that are currently exercisable or will become exercisable before June 30, 1998. Mr. Smallen has announced his resignation as the Chief Financial Officer, Senior Vice President and Treasurer to be effective when a search for his replacement has been completed.

 (9) Includes 84,600 shares subject to options that are currently exercisable. Mr. Plochocki resigned as President and Chief Operating Officer of the Company effective as of September 26, 1997.

(10) Includes 28,000 shares subject to options that are currently exercisable or will become exercisable before June 30, 1998.

(11) Includes 58,000 shares subject to options that are currently exercisable or will become exercisable before June 30, 1998.

(12) Includes 41,400 shares subject to options that are currently exercisable or will become exercisable before June 30, 1998.

(13) Includes 40,000 shares subject to options that are currently exercisable or will become exercisable before June 30, 1998.

(14) Includes 30,000 shares subject to options that are currently exercisable or will become exercisable before June 30, 1998.

(15) Includes 19,000 shares subject to options that are currently exercisable or will become exercisable before June 30, 1998.

(16) Includes 19,000 shares subject to options that are currently exercisable or will become exercisable before June 30, 1998. Also includes 1,000 shares held by Mr. Green's spouse.

(17) Includes 7,000 shares subject to options that are currently exercisable or will become exercisable before June 30, 1998. Also includes 100 shares held by Mr. Holcombe's spouse.

(18) Does not include 262,400 shares held through a company which is owned by trusts of which Mr. Tompkins is a contingent beneficiary. Said trusts are irrevocable, and neither Mr. Tompkins nor any member of his immediate family has any investment control with respect to the trusts or the companies owned by them. Mr. Tompkins became a Director of the Company on March 4, 1997.

(19) Includes shares owned by certain trusts. Also includes 1,023,302 shares subject to options that are currently exercisable or will become exercisable before June 30, 1998. Does not include shares beneficially owned by Mr. Plochocki. See Note 8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     During 1997, the Company was a party to a lease with Resource Investors, a partnership in which Jeremy M. Jones, the Company's former Chairman of the Board and Chief Executive Officer and a current member of the Board of Directors, held a one-third interest. Resource Investors sold its interest in the subject property during January 1998, and Mr. Jones no longer has any interest therein. During 1997, the total amount of rental (including tax reimbursements) paid under the lease was $193,336. The rental (including tax reimbursements) paid for January 1998 was $16,132. The Company believes the payments required under the lease were comparable to what the Company would have been required to pay to unrelated third parties for similar premises.

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

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION                           PAGE/REF.
    -------                            -----------                           ---------
       2.1     Agreement and Plan of Merger dated March 1, 1995 between
               Abbey and Homedco.                                               (e)
       2.2     Agreement and Plan of Merger dated March 1, 1995, as amended
               on May 18, 1995, by and between Abbey and Homedco.               (h)
       2.3     Agreement for the Sale and Purchase of the Whole of the
               Issued Share Capital of The Omnicare Group Limited and
               Assumption of Certain Liabilities, dated June 20, 1995,
               between Abbey Health Services Limited and Stanton Industries
               Limited.                                                         (i)
       3.1     Restated Certificate of Incorporation of Registrant.             (f)
       3.2     Certificate of Ownership and Merger merging Apria Healthcare
               Group Inc. into Abbey and amending Abbey's Restated
               Certificate of Incorporation to change Abbey's name to
               "Apria Healthcare Group Inc."                                    (i)
       3.3     Amended and Restated Bylaws of Registrant, as amended on
               January 27, 1997.                                                (n)
       3.4     Amended and Restated Bylaws of Registrant, as amended on
               January 27, 1998.
       4.1     Form of 9 1/2% Senior Subordinated Note due 2002.                (b)
       4.2     Indenture dated November 1, 1993, by and among Abbey,
               certain Subsidiary Guarantors defined therein and U.S. Trust
               Company of California, N.A.                                      (d)
       4.3     Shareholder Rights Agreement dated February 8, 1995, between
               Abbey and U. S. Stock Transfer Corporation, as Rights Agent.     (e)
       4.4     Specimen Stock Certificate of the Registrant.                    (t)
       4.5     Certificate of Designation of the Registrant.                    (f)
       4.6     Amendment No. 1 to the Rights Agreement dated as of June 30,
               1997, by and among Apria Healthcare Group Inc., Norwest Bank
               Minnesota, N.A. and U.S. Stock Transfer Corporation.             (p)
      10.1     Abbey 1991 Stock Option Plan.                                    (a)
      10.2     Abbey Schedule of Registration Procedures and Related
               Matters.                                                         (c)
      10.3     Homedco 401(k) Savings Plan, restated effective October 1,
               1993, amended December 28, 1994.                                 (k)
      10.4     Apria/Homedco Stock Incentive Plan, dated June 28, 1995.         (g)
      10.5     Abbey Amended and Restated 1992 Stock Incentive Plan.            (k)
      10.6     Amendment Number Two to the Homedco 401(k) Savings Plan,
               dated June 28, 1995.                                             (l)
      10.7     Building Lease, dated July 21, 1995, between C.J. Segerstrom
               & Sons, a California general partnership, and Apria
               Healthcare, Inc. for 10 locations within Harbor Gateway
               Business Center, Costa Mesa, California.                         (l)
      10.8     Assignment, Assumption and Consent Re: Lease (dated December
               1, 1988, between C.J. Segerstrom & Sons, a California
               general partnership, and Abbey Medical, Inc. for premises
               located within Harbor Gateway Business Center, Costa Mesa,
               California), executed by Abbey Medical, Inc. and Apria
               Healthcare, Inc. as of July 21, 1995 and executed by C.J.
               Segerstrom & Sons, a California general partnership, as of
               July 24, 1995.                                                   (j)

    EXHIBIT
    NUMBER                             DESCRIPTION                           PAGE/REF.
    -------                            -----------                           ---------
      10.9     First Amendment to Complete Restatement of Lease Amendments
               and Amendment to Building Lease, dated as of July 24, 1996, between C.J. Segerstrom & Sons, a California general
               partnership, and Apria Healthcare, Inc., amending the
               Building Lease, dated July 21, 1995, between the parties.        (n)
     10.10     Assignment and Assumption of Lease (Building Lease, dated
               July 21, 1995, between C.J. Segerstrom & Sons, a California general partnership, and Apria Healthcare, Inc.), dated as of January 1, 1996, between Apria Healthcare, Inc. and Apria
               Healthcare Group Inc.                                            (n)
     10.11     Amendment Number Three to the Homedco 401(k) Savings Plan,
               dated January 1, 1996.                                           (l)
     10.12     Credit Agreement, dated August 9, 1996, between Apria
               Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Trust and Savings Association,
               Nationsbank of Texas, N.A. and other financial institutions
               from time to time party thereto.                                 (m)
     10.13     Guaranty, dated as of August 9, 1996, made by Apria
               Healthcare Group Inc., Apria Healthcare, Inc., Apria Number
               One, Inc., Apria Number Two, Inc., Protocare of Metropolitan
               New York, Inc. and Homedco of New York State, Inc. in favor
               of Bank of America National Trust and Savings Association.       (m)
     10.14     Employment Agreement dated April 1, 1997, between Apria
               Healthcare Group Inc. and Merl A. Wallace.                       (o)
     10.15     First Amendment to Credit Agreement, dated April 22, 1997, among Apria Healthcare Group Inc. and certain of its
               subsidiaries, Bank of America National Trust and Savings
               Association, Nationsbank of Texas, N.A. and other financial
               institutions party to the Credit Agreement.                      (o)
     10.16     Executive Severance Agreement dated June 28, 1997, between
               Apria Healthcare Group Inc. and Lisa M. Getson.                  (o)
     10.17     Executive Severance Agreement dated June 28, 1997, between
               Apria Healthcare Group Inc. and Robert S. Holcombe.              (o)
     10.18     Executive Severance Agreement dated June 28, 1997, between
               Apria Healthcare Group Inc. and Jerome J. Lyden.                 (o)
     10.19     Executive Severance Agreement dated June 28, 1997, between
               Apria Healthcare Group Inc. and Gary L. Mangiofico.              (o)
     10.20     Executive Severance Agreement dated June 28, 1997, between
               Apria Healthcare Group Inc. and Steven T. Plochocki.             (o)
     10.21     Executive Severance Agreement dated June 28, 1997, between
               Apria Healthcare Group Inc. and Thomas M. Robbins.               (o)
     10.22     Executive Severance Agreement dated June 28, 1997, between
               Apria Healthcare Group Inc. and Susan K. Skara.                  (o)
     10.23     Executive Severance Agreement dated June 28, 1997, between
               Apria Healthcare Group Inc. and Lawrence H. Smallen.             (o)
     10.24     Executive Severance Agreement dated June 28, 1997, between
               Apria Healthcare Group Inc. and Dennis E. Walsh.                 (o)
     10.25     Second Amendment to Credit Agreement, dated July 31, 1997, among Apria Healthcare Group Inc. and certain of its
               subsidiaries, Bank of America National Trust and Savings
               Association, Nationsbank of Texas, N.A. and other financial
               institutions party to the Credit Agreement.                      (o)

    EXHIBIT
    NUMBER                             DESCRIPTION                           PAGE/REF.
    -------                            -----------                           ---------
     10.26     Resignation and General Release Agreement dated September
               26, 1997, between Apria Healthcare Group Inc. and Steven T.
               Plochocki.                                                       (q)
     10.27     Resignation and General Release Agreement dated November 7,
               1997, between Apria Healthcare Group Inc. and Gary L.
               Mangiofico.                                                      (t)
     10.28     Apria Healthcare Group Inc. 1997 Stock Incentive Plan, dated
               December 16, 1997.                                               (r)
     10.29     Resignation and General Release Agreement dated January 19,
               1998, between Apria Healthcare Group Inc. and Jeremy M.
               Jones.                                                           (t)
     10.30     Executive Employment Agreement dated January 26, 1998,
               between Apria Healthcare Group Inc. and Lawrence M. Higby.       (t)
     10.31     Third Amendment to Credit Agreement and Waiver, dated
               January 30, 1998, among Apria Healthcare Group Inc. and
               certain of its subsidiaries, Bank of America National Trust and Savings Association, Nationsbank of Texas, N.A. and
               other financial institutions party to the Credit Agreement.      (t)
     10.32     Stock Purchase Agreement dated February 3, 1998, by and
               among, JLL Argosy Apria, LLC, CIBC WG Argosy Merchant Fund
               2, LLC, Joseph Littlejohn and Levy Fund III, LP and Apria
               Healthcare Group Inc.                                            (s)
     10.33     Stockholder Agreement dated February 3, 1998, by and among,
               JLL Argosy Apria, LLC, CIBC WG Argosy Merchant Fund 2, LLC,
               Joseph Littlejohn and Levy Fund III, LP, Relational
               Investors, LLC, HBI Financial, Inc. and Apria Healthcare
               Group Inc.                                                       (s)
     10.34     Resignation and General Release Agreement dated February 4,
               1998, between Apria Healthcare Group Inc. and Jerome J.
               Lyden.                                                           (t)
     10.35     Fourth Amendment to Credit Agreement and Waiver, dated March
               13, 1998, among Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Trust and Savings
               Association, Nationsbank of Texas, N.A. and other financial
               institutions party to the Credit Agreement.                      (t)
     10.36     Security Agreement, dated March 13, 1998, between Apria
               Healthcare Group Inc., Apria Healthcare, Inc., and certain of its subsidiaries and Bank of America National Trust and
               Savings Association.                                             (t)
     10.37     Fifth Amendment to Credit Agreement and Waiver, dated April
               15, 1998 among Apria Healthcare Group Inc. and certain of
               its subsidiaries, Bank of America National Trust and Savings
               Association, NationsBank of Texas, N.A. and other financial institutions party to the Credit Agreement.
     10.38     First Amendment to Security Agreement dated April 15, 1998 among Apria Healthcare Group Inc. and certain of its
               subsidiaries, Bank of America National Trust and Savings
               Association, NationsBank of Texas, N.A. and other financial institutions party to the Credit Agreement.
      21.1     List of Subsidiaries.                                            (t)
      23.1     Consent of Ernst & Young LLP, Independent Auditors.
      27.1     Financial Data Schedule.                                         (t)
      27.2     Restated Quarterly Financial Data Schedule.                      (t)

---------------
(a) Incorporated by reference to Abbey's Registration Statement on Form S-1 (Registration No. 33-44690), as filed on December 23, 1991.

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

(p) Incorporated by reference to the Registrant's Registration Statement on Form 8-A/A as filed on July 10, 1997.

(q) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1997, as filed on November 14, 1997.

(r) Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-42775), as filed on December 19, 1997.

(s) Incorporated by reference to Registrant's Current Report on Form 8-K, as filed on February 6, 1998.

(t) Incorporated by reference to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1997.

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

                                        APRIA HEALTHCARE GROUP INC.
                                        ---------------------------
                                                Registrant


April 30, 1998                          /s/ LAWRENCE H. SMALLEN
                                        ----------------------------------------
                                        Lawrence H. Smallen
                                        Chief Financial Officer, Senior Vice
                                        President, Finance and Treasurer
                                        (Principal Financial Officer)