Form 10-Q
period 1998-03-31
APRIA HEALTHCARE GROUP INC
filed 1998-05-15
CIK 882289

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   For the period ended March 31, 1998

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

   Registrant's telephone number, including area code: (714) 427-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X           No

There   were  51,724,059  shares  of  Common  Stock,  $.001  par   value,
outstanding at May 12, 1998.

                       APRIA HEALTHCARE GROUP INC.

                                FORM 10-Q

                   For the period ended March 31, 1998






PART I. FINANCIAL INFORMATION

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



SIGNATURES

                       APRIA HEALTHCARE GROUP INC.

                       CONSOLIDATED BALANCE SHEETS

                                                  March 31,  December 31,
                                                     1998       1997
                                                  ---------  -----------
                                                 (unaudited)
                        ASSETS                    (dollars in thousands)

CURRENT ASSETS
  Cash                                           $   45,463  $   16,317
  Accounts receivable, less allowance
  for doubtful accounts of $50,497 and
  $58,413 at March 31, 1998 and December
  31, 1997,  respectively                           229,756     256,845
  Inventories                                        25,269      26,082
  Prepaid expenses and other current assets           8,768      12,329
                                                 ----------   ---------
          TOTAL CURRENT ASSETS                      309,256     311,573
PATIENT SERVICE EQUIPMENT, less accumulated
  depreciation of $255,360 and $245,772 at
  March 31, 1998 and December 31, 1997,
  respectively                                      172,674     184,704
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET            83,951      87,583
INTANGIBLE ASSETS, NET                              167,915     167,620
OTHER ASSETS                                          1,484       5,690
                                                 ----------   ---------
                                                 $  735,280  $  757,170
                                                 ==========  ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $   48,667  $   50,691
  Accrued payroll and related taxes
  and benefits                                       25,990      40,397
  Accrued insurance                                  12,354      12,247
  Other accrued liabilities                          33,056      30,463
  Current portion of long-term debt                   7,943       8,685
                                                 ----------  ----------
          TOTAL CURRENT LIABILITIES                 128,010     142,483
LONG-TERM DEBT                                      537,879     540,220

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value:
    10,000,000 shares authorized;
    none issued                                           -           -
  Common Stock, $.001 par value:
    150,000,000 shares authorized;
    51,724,059 and 51,568,525 shares
    issued and outstanding at March 31,
    1998 and December 31, 1997,
    respectively                                         52          51
  Additional paid-in capital                        325,620     324,090
  Retained deficit                                 (256,281)   (249,674)
                                                 ----------   ---------
                                                     69,391      74,467
COMMITMENTS AND CONTINGENCIES                             -           -
                                                 ----------   ---------
                                                 $  735,280  $  757,170
                                                 ==========  ==========

             See notes to consolidated financial statements.

                       APRIA HEALTHCARE GROUP INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                      1998        1997
                                                    ---------  ---------
                                                    (dollars in thousands,
                                                    except per share data)

Net revenues                                         $250,538   $313,863
Costs and expenses:
   Cost of net revenues                                85,858    104,679
   Selling, distribution and administrative           141,946    147,312
   Provision for doubtful accounts                     13,795     15,764
   Amortization of intangible assets                    3,564      4,198
                                                     --------   --------
                                                      245,163    271,953
                                                     --------   --------
          OPERATING INCOME                              5,375     41,910
Interest expense                                       11,482     12,759
                                                     --------   --------
          (LOSS) INCOME BEFORE TAXES                   (6,107)    29,151
Income taxes                                              500      9,911
                                                     --------   --------
          NET (LOSS) INCOME                          $ (6,607)  $ 19,240
                                                     ========   ========



Net (loss) income per common share                     $(0.13)    $ 0.38
                                                       ======     ======

Net (loss) income per common share -
  assuming dilution                                    $(0.13)    $ 0.37
                                                       ======     ======

             See notes to consolidated financial statements.

                   APRIA HEALTHCARE GROUP INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                     --------------------
                                                       1998      1997
                                                     --------   --------
                                                    (dollars in thousands)

OPERATING ACTIVITIES
Net (loss) income                                   $ (6,607)   $ 19,240
Items included in net income not
  requiring (providing) cash:
  Provision for doubtful accounts                     13,795      15,764
  Provision for excess/obsolete equipment              3,947           -
  Depreciation                                        27,435      29,947
  Amortization of intangible assets                    3,564       4,198
  Amortization of deferred debt costs                    380         279
  Gain on disposition of assets                          (52)       (437)
  Deferred income taxes                                    -       1,437
Changes in operating assets and liabilities,
  net of effects of acquisitions:
  Decrease (increase) in accounts receivable          13,564     (47,493)
  Increase in inventories                             (3,074)     (2,290)
  Decrease in prepaids and other assets                3,665      20,751
  Decrease in accounts payable                        (2,024)     (9,384)
  Decrease in accruals and other liabilities         (11,748)    (10,516)
Net purchases of patient service equipment,
   net of effects of acquisitions                     (7,353)    (19,515)
                                                    --------    --------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                        35,492       1,981

INVESTING ACTIVITIES
  Purchases of property, equipment
    and improvements, net of effects
    of acquisitions                                   (3,445)     (6,800)
  Proceeds from disposition of assets                     68       5,249
  Acquisitions and payments of contingent
    consideration                                       (745)       (732)
                                                    --------    --------
          NET CASH USED IN INVESTING ACTIVITIES       (4,122)     (2,283)

FINANCING ACTIVITIES
  Proceeds under revolving credit facility                 -      57,800
  Payments under revolving credit facility                 -     (65,250)
  Payments of senior and other long-term debt         (2,705)     (3,059)
  Capitalized debt costs, net                         (1,018)          -
  Issuances of Common Stock                            1,499       1,590
                                                    --------    --------
          NET CASH USED IN FINANCING ACTIVITIES       (2,224)     (8,919)
                                                    --------    --------

NET INCREASE (DECREASE) IN CASH                       29,146      (9,221)
Cash at beginning of period                           16,317      26,930
                                                    --------    --------
CASH AT END OF PERIOD                               $ 45,463    $ 17,709
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

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997, filed with the Company's 1997 Form 10-K.

NOTE B - RECLASSIFICATIONS AND USE OF ACCOUNTING ESTIMATES

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Such amounts include, among others, the allowance for doubtful accounts, patient service equipment reserves, other asset valuation allowances and certain liabilities. Management periodically re-evaluates the estimates inherent in certain financial statement amounts and may adjust accordingly. Actual results could differ from these estimates.

NOTE C - INCOME TAXES

Current income tax expense reflects state tax amounts accrued and paid on a basis other than or in addition to taxable income.

NOTE D - BUSINESS COMBINATIONS AND DISPOSITIONS

The Company periodically makes acquisitions of complementary businesses in specific geographic markets. Acquisitions that closed during the three-month period ended March 31, 1998 resulted in cash payments of approximately $720,000.

NOTE E - PER SHARE AMOUNTS

     The following table sets forth the computation of basic and diluted per share amounts:

                                                      Three Months Ended
                                                           March 31,
                                                     -------------------
                                                       1998       1997
                                                     --------   --------
                                                    (in thousands, except
                                                       per share data)
(s)
     Numerator:
        Net (loss) income                            $(6,607)   $19,240
        Numerator for basic per share
          amounts - income available
          to common stockholders                     $(6,607)   $19,240

        Numerator for diluted per share
          amounts - income available to
          common stockholders                        $(6,607)   $19,240

     Denominator:
        Denominator for basic per share
          amounts - weighted average shares           51,654     51,261

        Effect of dilutive securities:
          Employee stock options                           -        658
                                                     -------    -------
          Dilutive potential common shares                 -        658
                                                     -------    -------
        Denominator for diluted per share
          amounts - adjusted weighted average
          shares                                      51,654     51,919
                                                     =======    =======

     Basic (loss) earnings per share amounts          $(0.13)    $ 0.38
                                                      ======     ======
     Diluted (loss) earnings per share amounts        $(0.13)    $ 0.37
                                                      ======     ======

     Employee stock options excluded from
       the computation of diluted per share
       amounts:

         Exercise price exceeds average
           market price of Common Stock            2,154,265  1,338,387
         Other                                       155,395          -
                                                   ---------  ---------
                                                   2,309,660  1,338,387
                                                   =========  =========

     Average exercise price per share
       that exceeds average market price
       of Common Stock                                $19.15     $21.66
                                                      ======     ======

      Due to the net loss incurred for the three months ended March 31, 1998, the impact of employee stock options is antidilutive for that period and there is no difference between basic and diluted per share amounts.

NOTE F - EQUITY

The change in stockholders' equity, other than from net loss, resulted primarily from the exercise of stock options. For the three months ended March 31, 1998, proceeds from the exercise of stock options amounted to $1,499,000.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company is engaged in the defense of certain claims and lawsuits, the outcome of which are not determinable at this time. The Company has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the consolidated results of operations or financial position of the Company (see Item 1 of Part II).

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The Company's business is subject to a number of risks, some of which are beyond the Company's
control.   The Company has described certain of those risks in  its  Form
10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on April 15, 1998. Such report may be used for purposes of the Private Securities Litigation Reform Act of 1995
as   a   readily  available  document  containing  meaningful  cautionary statements identifying important factors that could cause actual  results
to   differ  materially  from  those  projected  in  any  forward-looking statements the Company may make from time to time. These risks include ongoing issues pertaining to management stability and recruiting, the collectibility of its accounts receivable, healthcare reform and the effect of federal and state healthcare regulations, pricing pressures
(including   changes   in   governmental   reimbursement   levels),   the
effectiveness of its information systems, the highly competitive  market,
recent   losses,  the  concentration  of  large  payors,  dependence   on
relationships with third parties and the availability and adequacy of insurance.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Background: In June 1997, the Company announced that it retained an investment banking firm as its financial advisor to explore strategic alternatives to enhance shareholder value, including the possible sale, merger, or recapitalization of the Company. During the first quarter of 1998, the Company entered into an agreement for a recapitalization transaction, however, the agreement was terminated by mutual consent of the parties on April 3, 1998. At this time, the Company's ultimate course of action has not been determined (see Recent Developments). The process has given rise to uncertainty, the impact of which is difficult to determine, but which has probably affected the Company's financial results adversely.

      In June 1997, the Company decided to reemphasize its traditional referral-based business and to focus more fully on the core business lines of respiratory therapy, infusion therapy and home medical equipment. To this end, the Company began efforts to renegotiate or terminate certain managed care contracts not meeting minimum profitability thresholds, as well as to exit certain lower-margin service lines, including medical supplies, women's health and nursing management. A consequence of both of these initiatives was the loss of higher-margin related business.

     Net Revenues: Net revenues were $250.5 million for the three-month period ended March 31, 1998 compared with $313.9 million for the same period last year. A number of factors impacted revenue, the most significant of which was the reduction in Medicare reimbursement rates. The Balanced Budget Act of 1997 contained several provisions affecting reimbursement rates for products and services provided by the Company. The reimbursement rates for home oxygen services were reduced by 25% effective January 1, 1998 with an additional 5% reduction scheduled for 1999, and the reimbursement rates for respiratory drugs were reduced by 5%. Also included in the Balanced Budget Act of 1997 was a freeze on Consumer Price Index-based reimbursement rate increases for 1998 through 2002. The estimated impact of the rate reductions on first quarter revenues was approximately $15.4 million.

     The strategic decisions discussed above also contributed to the decline in revenues from the first quarter of 1997 to the first quarter in 1998. The discontinued service lines of medical supplies, women's health and nursing management represented combined annual revenues of approximately $55.8 million. Some portion of the medical supply and nursing management business is expected to continue due to customer requirements. The Company exited contracted business representing approximately $25 million and $8.5 million in annual revenues during 1997 and during the first quarter of 1998, respectively. Also, the Company disposed of several unprofitable branch locations in California and Arizona in the latter part of 1997 with annual revenues of approximately $3.3 million.

     Other conditions and factors had an adverse impact on net revenues, but are difficult to quantify. First, the process discussed above to identify a strategic alternative to enhance shareholder value has created uncertainties which adversely affected revenues. Next, formidable competition at both the local and national levels has affected revenues and margins, especially in the infusion line. Finally, a shortage in trained sales personnel also contributed to the decrease in revenues.

      During the first quarter of 1998, the Company undertook numerous initiatives to restore quality, or higher-margin, revenue growth. These included streamlining and standardizing its managed care contracting procedures, increasing the size and strength of the field selling organization, introducing new sales commission programs based on gross profit contribution and assembling an infusion therapy task force to evaluate that business line and implement new sales and marketing programs.

     Gross Profit: Gross margins for the first quarter of 1998 were 65.7%, compared to 66.6% for the first quarter of 1997. The primary cause for the decrease is the Medicare reimbursement rate reduction. If the effect of this reduction is eliminated, the gross margin for the 1998 period actually improved. In addition to the above-discussed strategy to renegotiate or exit unprofitable contracts and business lines, the Company adopted other initiatives to reduce costs and improve its gross margins. Controls placed on the purchase and use of patient service equipment resulted in a $12.2 million reduction in net purchases in the first quarter of 1998 as compared to the same quarter last year. Also, the phasing out of subrented patient service equipment reduced expenditures between the two quarters by $3.7 million. In addition to the initiatives listed above that focus on quality revenue growth (see Net Revenues), the Company continues to seek opportunities to reduce its costs to improve its gross margins.

     Selling, Distribution and Administrative: Selling, distribution and administrative expenses as a percentage of net revenues were 56.7% for the first quarter in 1998 and 46.9% for the same period last year. On a dollar basis, selling, distribution and administrative expenses decreased by $5.4 million, however, the rate of decrease was not commensurate with the rate of the decrease in net revenues. In response to the reduction in revenues, Management has taken steps to reduce costs, the most significant of which is a reduction in the Company's labor force. From the end of the first quarter in 1997 to the end of the first quarter in 1998, full-time equivalents have been reduced by approximately 600. The labor force reduction commenced in the fourth quarter of 1997 and continued into the first quarter of 1998, therefore the full cost savings is not yet reflected in the first quarter 1998 expense totals. Management, along with the assistance of consultants, is currently evaluating its business model, operating strategies and cost structure to identify appropriate changes that can be made to further reduce costs and bring operating costs in line with the lower revenue base.

     Provision for Doubtful Accounts: The provision for doubtful accounts as a percentage of net revenues was 5.5% for the three-month period ended March 31, 1998 as compared to 5.0% for the same period in the prior year. The increase can be partially attributable to the reduction in the revenue base due to Medicare reimbursement rate changes. The remainder can be attributed to a refinement in the allowance estimation procedures made in conjunction with the Company's year-end analysis and audit of accounts receivable (see Accounts Receivable).

     Amortization of Intangible Assets: Amortization of intangible assets was $3.6 million for the first quarter of 1998 compared to $4.2 million for the same quarter last year. The decrease is due to the $133.5 million write-off of impaired goodwill in the fourth quarter of 1997. The resulting decrease in amortization expense was offset somewhat by a reduction in the amortization period for a certain class of the Company's goodwill from 40 years to 20 years.

     Interest Expense: Interest expense was $11.5 million for the three-month period ended March 31, 1998 compared to $12.8 million for the same period last year. The decrease is due to a reduction in long-term debt levels between the two periods, as offset by higher effective interest rates in 1998.

     Income Taxes:  Income tax expense for the first quarter of 1998  was
$500,000  versus $9.9 million for the same period  last  year.   The
decrease is attributable to the corresponding decrease in pretax income for the respective periods. The recorded tax expense for the first quarter of 1998 relates to state taxes payable on a basis other than or in addition to taxable income.


LIQUIDITY AND CAPITAL RESOURCES

      Operating Cash Flow: Cash provided by the Company's operations for the first quarter of 1998 was $35.5 million versus $2.0 million for the same period last year. This increase was achieved despite the significant decrease in net income between the two periods. The primary reason for the improvement in operating cash flow was the decrease in the first quarter of 1998 in accounts receivable as compared to a significant increase in the first quarter of 1997 (see Accounts Receivable). Also contributing to the increase in operating cash flow was a reduction in net purchases of patient service equipment. A $12.0 million federal tax refund received in the first quarter of 1997 contributed to the difference between periods.

      Accounts Receivable: Accounts receivable before allowance for doubtful accounts decreased by $35.0 million during the first quarter of 1998. The decrease is attributable to the impact of bad debt write-offs, net of recoveries, totaling $21.8 million and strong cash collections, which represented 105% of net revenues. The level of accounts receivable aged in excess of 180 days at March 31, 1998 remained relatively constant with the level at December 31,1997 (30.5% and 30.2% as a percentage of total accounts receivable, respectively). Days sales outstanding (DSO - calculated as of each period-end by dividing accounts receivable less allowance for doubtful accounts by the 90-day rolling average of net revenues) decreased from 87 days at December 31, 1997 to 83 days at March 31, 1998.

       Despite indications of modest improvement, Management is aggressively seeking to improve its overall revenue management process. The major activities completed or in progress include the implementation of a special quality assurance function in each branch, designed to improve workflow and billing accuracy, and the introduction of software enhancements to simplify the order-intake process and thereby reduce billing errors.

     Other Balance Sheet Changes: The decrease in accrued payroll and related taxes and benefits at March 31, 1998, compared to December 31, 1997 is due to the difference in the number of days' costs accrued at each period-end. At December 31, 1997, other assets was primarily comprised of payments for businesses acquired late in the year. During the first quarter of 1998, the payments were allocated to the various underlying acquired assets.

     The Company periodically makes acquisitions of complementary businesses in specific geographic markets. Acquisitions that closed during the three-month period ended March 31, 1998 totaled approximately $720,000.

      Long-term Debt: The Company's credit agreement with a syndicate of banks was amended twice in 1997 and further amended in January, March and April of 1998. Total availability under the facility was reduced from an original maximum of $800 million to $400 million. Further reductions to $385 million, $350 million and $300 million are scheduled for December 31, 1998, 1999 and 2000, respectively. As a result of these amendments, borrowings under the credit agreement are secured by substantially all the assets of the Company. Additionally, amounts available for acquisitions were reduced, tighter restrictions were imposed on dividends and other distributions and interest rates and commitment fees were increased. At March 31, 1998, availability under the credit facility, after giving consideration to the subsequent reduction in the loan commitment, was $51.7 million.

      Under the Indenture governing the Company's $200 million 9 1/2% Senior Subordinated Notes due 2002, the Company's ability to incur indebtedness becomes restricted at times when the Company's "Fixed Charge Coverage
Ratio"  (as  defined in the Indenture) is less than 3.0 to 1.0.   Charges
taken against revenues in the second and fourth quarters of 1997 resulted
in  the  Fixed  Charge Coverage Ratio being less than 3.0 to  1.0.   This
condition is expected to continue for at least the balance of 1998.   The
Company has changed its cash management procedures so as to avoid the need to incur indebtedness which would otherwise require a modification of the terms of the Indenture and has accumulated a cash balance of $45.5 million as of March 31, 1998. The Company believes that cash provided by operations will be sufficient to finance its current operations for at
least  the  next  12  months  or  until  the  borrowing  restriction   is
eliminated.   However,  the lack of borrowing ability  may  restrict  the
Company's ability to make major acquisitions during 1998, and the Company may attempt to obtain consent to an amendment to the Indenture which would permit borrowings for acquisitions and other purposes.

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

      Recent Developments: In April 1998, George L. Argyros, a director and chairman of the board of the Company, stated in a filing with the Securities and Exchange Commission his intentions to explore strategic alternatives, including transactions that might involve a change of control in the Company in which he would be a participant. In light of this decision, Mr. Argyros resigned from his post as chairman, as well as from the three-person board committee formed recently to conduct an assessment of the Company's future course. Mr. Argyros remains as a member of the board of directors.

     In May 1998, the board of directors appointed Philip L. Carter as Chief Executive Officer and director of the Company. The board also appointed Richard H. Koppes as director. These appointments bring the number of directors on the board to 11.


PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

               The Company and certain of its present and former officers
          and/or   directors  are  defendants  in  three  "class  action"
          lawsuits which allege, among other things, that the defendants made false and/or misleading public statements regarding the Company and its financial condition in violation of federal securities laws. Lasker v. Apria Healthcare, Inc., et al., was filed on or about March 5, 1998 in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV 98-217 GLT). Miladin v. Apria Healthcare Group Inc., et al., was filed in the same court (Case No. SACV 98-318 AHS) on or about April 2, 1998. Schiller v. Apria Healthcare Group Inc., et al., was filed in the same court (Case No. SACV 98-349
          GLT) on or about April 9, 1998. Two of the complaints purport to establish a class of shareholders who purchased Apria stock
          between  March  2,  1995  and  January  20,  1998.   The  third
          complaint  purports  to establish a class of  shareholders  who purchased  Apria  stock between April 30, 1997  and  March  11,
          1998.   No  class  has  been  certified  at  this  time.    The
          complaints allege, among other things, that the defendants made false and/or misleading public statements regarding the Company and its financial condition in violation of federal securities
          laws.   All three complaints seek compensatory as well as other
          relief.   Two  of the complaints include a claim  for  punitive
          damages.

               On or about May 4, 1998, a motion was filed by plaintiffs' counsel seeking to have the Court appoint the "Miladin Group", a group of certain plaintiffs and other shareholders in the three actions, as lead plaintiffs, and the firms of Stull, Stull & Brody and Weiss & Yourman as co-lead counsel. On May 4, 1998, plaintiffs' counsel also filed a motion to consolidate the three actions. Both motions are presently set for hearing on June 1, 1998.

Items 2-5.     Not applicable

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit
               Number    Reference
               -------   ---------
               10.1      Resignation and General Release Agreement  dated
                         January 19, 1998, between Apria Healthcare Group
                         Inc.  and  Jeremy  M.  Jones.   Incorporated  by
                         reference to Apria Healthcare Group Inc.'s  Form
                         10-K for the year ended December 31, 1997.

               10.2 Executive Employment Agreement dated January 26, 1998, between Apria Healthcare Group Inc. and Lawrence M. Higby. Incorporated by reference to Apria Healthcare Group Inc.'s Form 10-K for the year ended December 31, 1997.

               10.3 Third Amendment to Credit Agreement and Waiver, dated January 30, 1998, among Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Trust and Savings Association, NationsBank of Texas, N.A. and other financial institutions party to the Credit Agreement. Incorporated by reference to Apria Healthcare Group Inc.'s Form 10-K for the year ended December 31, 1997.

               10.4 Stock Purchase Agreement dated February 3, 1998, by and among, JLL Argosy Apria, LLC, CIBC WG Argosy Merchant Fund 2, LLC, Joseph Littlejohn & Levy Fund III, LP and Apria Healthcare Group Inc. Incorporated by reference to Registrant's Current Report on Form 8-K, as filed on February 6, 1998.

               10.5 Stockholder Agreement dated February 3, 1998, by and among, JLL Argosy Apria, LLC, CIBC WG Argosy Merchant Fund 2, LLC, Joseph Littlejohn & Levy Fund III, LP, Relational Investors, LLC, HBI Financial, Inc. and Apria Healthcare Group Inc. Incorporated by reference to Registrant's Current Report on Form 8-K, as filed on February 6, 1998.

               10.6 Resignation and General Release Agreement dated February 4, 1998, between Apria Healthcare Group Inc. and Jerome J. Lyden. Incorporated by reference to Apria Healthcare Group Inc.'s Form 10-K for the year ended December 31, 1997.

               10.7 Fourth Amendment to Credit Agreement and Waiver, dated March 13, 1998, among Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Trust and Savings Association, NationsBank of Texas, N.A. and other financial institutions party to the Credit Agreement. Incorporated by reference to Apria Healthcare Group Inc.'s Form 10-K for the year ended December 31, 1997.

               10.8 Security Agreement, dated March 13, 1998, between Apria Healthcare Group Inc., Apria Healthcare, Inc., and certain of its subsidiaries and Bank of America National Trust and Savings Association. Incorporated by reference to Apria Healthcare Group Inc.'s Form 10-K for the year ended December 31, 1997.

               10.9 Fifth Amendment to Credit Agreement and Waiver, dated April 15, 1998 among Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Trust and Savings Association, NationsBank of Texas, N.A. and other financial institutions party to the Credit Agreement. Incorporated by reference to Apria Healthcare Group Inc.'s Form 10-K for the year ended December 31, 1997.

               10.10 First Amendment to Security Agreement dated April 15, 1998 among Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Trust and Savings Association, NationsBank of Texas, N.A. and other financial institutions party to the Credit Agreement.
                         Incorporated by reference to Apria Healthcare Group Inc.'s Form 10-K for the year ended December 31, 1997.

               27.1      Financial Data Schedule.


          (b)  Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K, dated February 6, 1998, with the Securities and Exchange Commission reporting that the Registrant had entered into a Stock Purchase Agreement ("the JLL Agreement") with JLL Argosy Apria, LLC, Joseph Littlejohn & Levy Fund III, LP and CIBC WG Argosy Merchant Fund 2, LLC (together, the "JLL Group"). Pursuant to the terms of the JLL Agreement, among other things, the Company had agreed to issue and sell 12,300,000 shares of Common Stock and warrants to purchase 5,000,000 additional shares, exercisable at $20.00 per share, in consideration for a cash investment of $172.2 million by the JLL Group. The Company was to have used the proceeds, together with $70.0 million in new borrowings under the Company's credit facility, to purchase 17,300,000 shares of Common Stock. On April 3, 1998, the parties agreed to terminate the JLL Agreement without any further obligation to any party.

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


                               Apria Healthcare Group Inc.
                               ---------------------------
                                       Registrant



May 15, 1998                   /s/ Lawrence H. Smallen
                               -------------------------------
                               Lawrence H. Smallen
                               Chief Financial Officer,
                               Senior Vice President, Finance and
                               Treasurer
                               (Principal Financial Officer)