Form 10-Q
period 1998-06-30
APRIA HEALTHCARE GROUP INC
filed 1998-08-14
CIK 882289

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the period ended June 30, 1998

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

                         Yes    X          No
                              -----      ------

There were 51,770,859 shares of Common Stock, $.001 par value, outstanding at August 3, 1998.

                      APRIA HEALTHCARE GROUP INC.

                               FORM 10-Q

                  For the period ended June 30, 1998





PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Price


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security
          Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES


                      APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED BALANCE SHEETS

                                                 June 30,     December 31,
                                                   1998          1997
                                                ----------    ------------
                                                (unaudited)
                                                  (dollars in thousands)

                  ASSETS
CURRENT ASSETS
  Cash                                           $  74,712     $  16,317
  Accounts receivable, less allowance
    for doubtful accounts of $45,757
    and $58,413 at June 30, 1998 and
    December 31, 1997, respectively                212,190       256,845
  Inventories                                       22,861        26,082
  Prepaid expenses and other current
    assets                                           5,737        12,329
                                                 ---------     ---------
          TOTAL CURRENT ASSETS                     315,500       311,573
PATIENT SERVICE EQUIPMENT, less
  accumulated depreciation of $261,189
  and $245,772 at June 30, 1998 and
  December 31, 1997, respectively                  161,005       184,704
PROPERTY, EQUIPMENT AND
  IMPROVEMENTS, NET                                 83,780        87,583
INTANGIBLE ASSETS, NET                             165,525       167,620
OTHER ASSETS                                           817         5,690
                                                 ---------     ---------
                                                 $ 726,627     $ 757,170
                                                 =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $  46,180     $  50,691
  Accrued payroll and related taxes
    and benefits                                    32,069        40,397
  Accrued insurance                                 13,136        12,247
  Other accrued liabilities                         30,954        30,463
  Current portion of long-term debt                  7,348         8,685
                                                 ---------     ---------
          TOTAL CURRENT LIABILITIES                129,687       142,483

LONG-TERM DEBT                                     536,386       540,220

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value:
    10,000,000 shares authorized;
     none issued                                         -             -
  Common Stock, $.001 par value:
     150,000,000  shares authorized;
       51,748,259 and 51,568,525
       shares issued and outstanding
       at June 30, 1998 and December
       31, 1997, respectively                           52            51
  Additional paid-in capital                       325,739       324,090
  Retained deficit                                (265,237)     (249,674)
                                                 ---------     ---------
                                                    60,554        74,467
COMMITMENTS AND CONTINGENCIES                            -             -
                                                 ---------     ---------
                                                 $ 726,627     $ 757,170
                                                 =========     =========

            See notes to consolidated financial statements.

                      APRIA HEALTHCARE GROUP INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                      ------------------   ----------------
                                        1998      1997      1998     1997
                                        ----      ----      ----     ----
                                      (in thousands, except per share data)
Net revenues                         $240,627  $295,735    $491,165  $609,598
Costs and expenses:
   Cost of net revenues                80,797   128,463     166,655   233,142
   Selling, distribution and
     administrative                   140,404   150,054     282,350   297,366
   Provision for doubtful
     accounts                          12,816    70,183      26,611    85,947
   Amortization of intangible
     assets                             3,501     4,179       7,065     8,377
                                     --------  --------    --------  --------
                                      237,518   352,879     482,681   624,832
                                     --------  --------    --------  --------
          OPERATING INCOME (LOSS)       3,109   (57,144)      8,484   (15,234)
Interest expense                       11,565    12,732      23,047    25,491
                                     --------  --------    --------  --------
          LOSS BEFORE TAXES            (8,456)  (69,876)    (14,563)  (40,725)
Income taxes                              500         -       1,000     9,911
                                     --------  --------    --------  --------
          NET LOSS                   $ (8,956) $(69,876)   $(15,563) $(50,636)
                                     ========  ========    ========  ========



Net loss per common share             $ (0.17)  $ (1.36)    $ (0.30)  $ (0.99)
                                      =======   =======     =======   =======

Net loss per common share
  assuming dilution                   $ (0.17)  $ (1.36)    $ (0.30)  $ (0.99)
                                      =======   =======     =======   =======

            See notes to consolidated financial statements.

                      APRIA HEALTHCARE GROUP INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                                                      Six Months Ended
                                                          June 30,
                                                     -----------------
                                                     1998         1997
                                                     ----         ----
                                                   (dollars in thousands)
OPERATING ACTIVITIES
Net loss                                          $(15,563)     $(50,636)
Items included in net loss
  not requiring (providing) cash:
  Provision for doubtful accounts                   26,611        85,947
  Provision for revenue adjustments                      -        20,000
  Provision for excess/obsolete
    equipment                                        5,091        23,000
  Depreciation                                      54,728        59,807
  Amortization of intangible assets                  7,065         8,377
  Amortization of deferred debt costs                  819           559
  Gain on disposition of assets                       (118)         (406)
  Deferred income taxes                                  -         8,806
Changes in operating assets and
  liabilities,  net of effects of
  acquisitions:
  Decrease (increase) in accounts
    receivable                                      18,314       (70,647)
  Decrease in inventories                              672         1,785
  Decrease in prepaids and other assets              7,195        13,407
  Decrease in accounts payable                      (4,510)      (19,332)
  Decrease in accrued payroll and
    other liabilities                               (7,068)      (15,952)
Net purchases of patient service
  equipment,  net of effects of
  acquisitions                                     (17,878)      (34,942)
                                                  --------      --------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                      75,358        29,773

INVESTING ACTIVITIES
  Purchases of property, equipment
    and improvements, net of effects
    of acquisitions                                (10,727)      (13,200)
  Proceeds from disposition of assets                  149         5,421
  Acquisitions and payments of
    contingent consideration                        (1,722)       (3,168)
                                                  --------      --------
          NET CASH USED IN
          INVESTING ACTIVITIES                     (12,300)      (10,947)

FINANCING ACTIVITIES
  Proceeds under revolving
    credit facility                                      -       113,000
  Payments under revolving credit
    facility                                             -      (141,600)
  Payments of senior and other
    long-term debt                                  (4,807)       (6,148)
  Capitalized debt costs, net                       (1,442)            -
  Issuances of Common Stock                          1,586         3,054
                                                  --------      --------
          NET CASH USED IN
          FINANCING ACTIVITIES                      (4,663)      (31,694)
                                                  --------      --------

NET INCREASE (DECREASE) IN CASH                     58,395       (12,868)
Cash at beginning of period                         16,317        26,930
                                                  --------      --------
CASH AT END OF PERIOD                             $ 74,712      $ 14,062
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

NOTE D - BUSINESS COMBINATIONS

The Company periodically makes acquisitions of complementary businesses in specific geographic markets. Acquisitions that closed during the six-month period ended June 30, 1998 resulted in cash payments of approximately $1,672,000.

NOTE E - EQUITY

The change in stockholders' equity, other than from net loss, resulted primarily from the exercise of stock options. For the six months ended June 30, 1998, proceeds from the exercise of stock options amounted to $1,586,000.

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company is engaged in the defense of certain claims and lawsuits, the outcomes of which are not determinable at this time, and is in the process of responding to subpoenas from the United States Attorney's office, as to which the Company is unaware of what claims or proceedings, if any, may result. The Company has insurance policies covering potential losses from claims and lawsuits where such coverage is available and cost effective. In the opinion of management, any liability that might be incurred by the Company upon the resolution of the claims and lawsuits of which it is aware will not, in the aggregate, have a material adverse effect on the consolidated results of operations or financial position of the Company (see Item 1 of Part II).


NOTE G - PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:
                                     Three Months Ended  Six Months Ended
                                          June 30,           June 30,
                                     ------------------  ----------------
                                       1998      1997     1998      1997
                                       ----      ----     ----      ----
                                     (in thousands, except per share data)
Numerator:
  Net loss                          $ (8,956) $(69,876)  $(15,563) $(50,636)
  Numerator for basic per
    share amounts - loss
    available to common
    stockholders                    $ (8,956) $(69,876)  $(15,563) $(50,636)

  Numerator for diluted per
    share amounts - loss
    available to common
    stockholders                    $ (8,956) $(69,876)  $(15,563) $(50,636)


Denominator:
  Denominator for basic
    per share amounts -
    weighted average shares           51,731    51,411     51,693    51,336

  Effect of dilutive securities:
    Employee stock options                 -         -          -         -
                                    --------  --------   --------  --------
    Dilutive potential common
      shares                               -         -          -         -
                                    --------  --------   --------  --------
  Denominator for diluted per
    share amounts - adjusted
    weighted average shares           51,731    51,411     51,693    51,336
                                    ========  ========   ========  ========

Basic loss per share amounts         $ (0.17)  $ (1.36)   $ (0.30)  $ (0.99)
                                     =======   =======    =======   =======
Diluted loss per share amounts       $ (0.17)  $ (1.36)   $ (0.30)  $ (0.99)
                                     =======   =======    =======   =======

Employee stock options excluded
  from the computation of
  diluted per share amounts:

    Exercise price exceeds
      average market price
      of Common Stock             3,786,392  1,938,909  2,932,922 1,311,364
    Other                            56,394    469,810    105,895   564,008
                                  ---------  ---------  --------- ---------
                                  3,842,786  2,408,719  3,038,817 1,875,372
                                  =========  =========  ========= =========
Average exercise price per
  share that exceeds average
  market price of Common Stock       $14.72     $20.24     $16.37    $21.59
                                     ======     ======     ======    ======

Due to the net loss incurred for the three months and six months ended June 30, 1998 and 1997, the impact of employee stock options is antidilutive for those periods and there is no difference between basic and diluted per share amounts.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Background: In June 1997, the Company announced that it retained an investment banking firm as its financial advisor to explore strategic alternatives to enhance shareholder value, including the possible sale, merger, or recapitalization of the Company. During the first quarter of 1998, the Company entered into an agreement for a recapitalization transaction, however, the agreement was terminated by mutual consent of the parties on April 3, 1998. In May, 1998 the Company's active exploration of alternatives was terminated. The process and resulting uncertainties are believed to have adversely affected the Company's financial results.

     In June 1997, the Company decided to reemphasize its traditional referral-based business and to focus more fully on the core business lines of respiratory therapy, infusion therapy and home medical equipment. To this end, the Company began efforts to renegotiate or terminate certain managed care contracts that do not meet minimum profitability thresholds, as well as to exit certain lower-margin service lines, including medical supplies, women's health and nursing management. A consequence of both of these initiatives was the loss of related higher-margin business.

RESULTS OF OPERATIONS

     Net Revenues: Net revenues were $240.6 million for the three-month period ended June 30, 1998 compared with $295.7 million for the same period in 1997. For the six months ended June 30, 1998, net revenues decreased to $491.2 million from $609.6 million for the same period last year. A number of factors impacted revenue, the most significant of which was the reduction in Medicare reimbursement rates. The Balanced Budget Act of 1997 contained several provisions affecting reimbursement rates for products and services provided by the Company. The reimbursement rates for home oxygen services were reduced by 25% effective January 1, 1998 with an additional 5% reduction scheduled for 1999, and the reimbursement rates for respiratory drugs were reduced by 5%. Also included in the Balanced Budget Act of 1997 was a freeze on Consumer Price Index-based reimbursement rate increases for 1998 through 2002. The estimated impact of the rate reductions on revenues for the first six months in 1998 was approximately $29.2 million.

     The strategic decisions discussed above also contributed to the decline in revenues in 1998. The discontinued service lines of medical supplies, women's health and nursing management represented combined annual revenues of approximately $55.8 million. Some portion of the medical supply and nursing management business is expected to continue due to core-business customer requirements. The Company exited contracted business representing approximately $25.0 million and $13.7 million in annual revenues during 1997 and during the first half of 1998, respectively. Also, the Company disposed of several unprofitable branch locations in California and Arizona in the latter part of 1997 with annual revenues of approximately $3.3 million.

     The three- and six-month periods in 1997 reflect a $20.0 million charge to provide for estimated revenue adjustments.

     Other conditions and factors had an adverse impact on net revenues in 1998, but are difficult to quantify. First, the process discussed above to identify a strategic alternative to enhance shareholder value has created uncertainties that affected the Company's ability to retain
current business and secure new business.   Next, formidable  competition
at both the local and national levels has affected revenues and margins, especially in the infusion line. Finally, a shortage in trained sales personnel also contributed to the decrease in revenues.

     During the first part of 1998, the Company undertook numerous initiatives to restore quality, or higher-margin, revenue growth. These included streamlining and standardizing its managed care contracting procedures, increasing the size and strength of the field selling organization and introducing new sales commission programs based on gross profit contribution.

     Gross Profit: Gross margins for the second quarter and the six months ended June 30, 1998 were 66.4% and 66.1%, respectively, compared to 56.6% and 61.8% for the same periods last year. The gross margins for the 1998 periods reflect the Medicare reimbursement rate reduction
discussed   above.  The  gross  margins  for  the  1997  periods reflect
the $20.0 million  revenue  adjustment   charge described  above and a
$23.0 million charge to provide for losses in inventory and patient service equipment. If the effect of the 1998 reimbursement rate reduction and the 1997 charges are factored out, the gross margins for the 1998 periods still show improvement compared to the 1997 periods. The strategy to renegotiate or exit unprofitable contracts/business lines and initiatives adopted by the Company to reduce costs contributed to the improvement. Controls placed on the purchase and use of patient service equipment resulted in a $17.1 million reduction in net purchases during the first six months of 1998 as compared to the same period last year. Also, the phasing out of subrented patient service equipment reduced expenditures between the comparable six-month
periods by $7.5 million.   In  addition  to  the initiatives listed above
that focus on quality revenue growth (see Net Revenues), the Company has engaged a consulting firm to help identify opportunities for operational improvement and cost savings. The areas currently under review in this large-scale project are purchasing and supply management, inventory and asset management and vehicle fleet and delivery management.

     Selling, Distribution and Administrative: Selling, distribution and administrative expenses as a percentage of net revenues were 58.3% and 57.5% for the second quarter and first half of 1998, respectively, compared with 50.7% and 48.8% for the same periods in 1997. On a dollar basis, selling, distribution and administrative expenses decreased by $9.7 million and $15.0 million between the comparable three- and six-month periods, respectively, however, the decrease rates
were  not  commensurate with the decrease  in  net  revenues.   In
response to the reduction in revenues, Management has taken steps to reduce costs, the most significant of which is a reduction in the Company's labor force. From June 30, 1997 to June 30, 1998, full-time equivalent employees have been reduced by nearly 900. The labor force reduction commenced in the fourth quarter of 1997 and continued into the first quarter of 1998, therefore the full cost savings is reflected only in the most recent months of 1998. Management is currently evaluating its business model, operating strategies and cost structure to identify appropriate changes that can be made to further reduce expenses and bring operating costs in line with the lower revenue base (see Gross Profit).

     Provision for Doubtful Accounts: The provision for doubtful accounts as a percentage of net revenues was 5.3% and 5.4% for the quarter and six-month periods ended June 30, 1998 as compared to 23.7% and 14.1% for the same periods in the prior year. The provision in the 1997 periods reflects a $55 million charge taken in the second quarter of 1997 to increase the allowance for doubtful accounts due to a more conservative estimate of the receivables' collectibility.

     Amortization of Intangible Assets: Amortization of intangible assets was $3.5 million and $7.1 million for the second quarter and first six months of 1998, respectively, compared to $4.2 million and $8.4 million for the same periods last year. The decreases are due to the $133.5 million write-off of impaired goodwill in the fourth quarter of 1997. The resulting reduction in amortization expense was offset somewhat by a reduction in the amortization period for a certain class of the Company's goodwill from 40 years to 20 years.

     Interest  Expense:  Interest expense was $11.6 million  and  $23.0 million for the three- and six-month periods ended June 30, 1998, respectively, compared to $12.7 million and $25.5 million for the same periods in 1997. The decreases are due to lower long-term debt levels in the 1998 periods, as offset by higher effective interest rates in 1998.

     Income Taxes: Income tax expense for the six months ended June 30, 1998 was $1.0 million versus $9.9 million for the same period last year. The decrease is attributable to the corresponding decrease in pretax income for the respective periods. The recorded tax expense in 1998 relates to state taxes payable on a basis other than or in addition to taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     Operating Cash Flow: Cash provided by the Company's operations for the six months ended June 30, 1998 was $75.4 million versus $29.8 million for the same period last year. This increase was achieved despite the significant decrease in net income, after adding back the non-cash charges, between the two periods. The primary reason for the improvement in operating cash flow was the decrease in the first six months of 1998 in accounts receivable as compared to a significant increase in the same period in 1997 (see Accounts Receivable). Also contributing to the increase in operating cash flow was a reduction in net purchases of patient service equipment of almost 50%. Additionally, less cash was used in 1998 due to smaller decreases in accruals and accounts payable. Slightly offsetting the cash flow gains was a $12.0 million federal tax refund received in the first quarter of 1997.

     Accounts  Receivable:   Accounts receivable before  allowance  for
doubtful accounts decreased by $57.3 million during the first six months of 1998. The decrease is attributable to the impact of bad debt write-offs totaling $59.7 million and strong cash collections, which represented 105% of net revenues. Accounts receivable aged in excess of 180 days decreased by $15.2 million between December 31, 1997 and June 30, 1998 and remained relatively constant as a percentage of total accounts receivable. Days sales outstanding (DSO - calculated as of each period-end by dividing accounts receivable less allowance for doubtful accounts by the 90-day rolling average of net revenues) decreased from 87 days at December 31, 1997 to 79 days at June 30, 1998.

     Management is aggressively seeking to improve its overall revenue management process. The major activities completed or in progress include the implementation of a special quality assurance function in each branch, designed to improve workflow and billing accuracy, and the introduction of software enhancements to simplify the order-intake process and thereby reduce billing errors.

     Other Balance Sheet Changes: The decrease in accrued payroll and related taxes and benefits at June 30, 1998, compared to December 31, 1997 is due to the difference in the number of days' costs accrued at each period-end. At December 31, 1997, other assets was primarily comprised of payments for businesses acquired late in the year. The payments were then allocated to the various underlying acquired assets in early 1998.

     The Company periodically makes acquisitions of complementary businesses in specific geographic markets. The cost of acquisitions that closed during the six-month period ended June 30, 1998 totaled approximately $1.7 million.

     Long-term Debt: The Company's credit agreement with a syndicate of banks was amended twice in 1997 and further amended in January, March and April of 1998. Total availability under the facility was reduced from an original maximum of $800.0 million to $400.0 million. Further reductions to $385.0 million, $350.0 million and $300.0 million are scheduled for December 31, 1998, 1999 and 2000, respectively. As a result of these amendments, borrowings under the credit agreement are secured by substantially all the assets of the Company. Additionally, amounts available for acquisitions were reduced, tighter restrictions were imposed on dividends and other distributions and interest rates and commitment fees were increased. At June 30, 1998, availability under the credit facility was $51.7 million.

     Under the Indenture governing the Company's $200.0 million 9 1/2% Senior Subordinated Notes due 2002, the Company's ability to incur indebtedness becomes restricted at times when the Company's "Fixed Charge Coverage Ratio" (as defined in the Indenture) is less than 3.0
to  1.0.   Charges  taken  against revenues in the  second  and  fourth quarters of 1997 resulted in the Fixed Charge Coverage Ratio being less than 3.0 to 1.0. This condition is expected to continue for at least the balance of 1998. The Company has changed its cash management procedures so as to avoid the need to incur indebtedness that would otherwise require a modification of the terms of the Indenture and has
accumulated a cash balance of $74.7 million as of June 30,  1998.   The
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

     Year 2000 Issue: As the year 2000 approaches, an issue ("Year 2000 Issue") impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application programs in the marketplace were designed to accommodate a two digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). Consequently, the year 1999 could be the maximum date value that systems would be able to accurately process.

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

     Additionally, a formal process has been instituted to assess other potential risks the Company may face in light of the Year 2000 Issue. Examples of such issues include, but are not limited to, electronic interfaces with external agents such as payors (which includes Medicare and Medicaid), banks and suppliers and internal operational issues such as date-sensitive security systems and elevators.  Another  area  of
potential risk is  with  certain  patient service   equipment   items
that  have  microprocessors   with   date functionality  which could
malfunction in the year 2000. Among other steps, the Company has initiated formal communications with all its significant suppliers of patient service equipment to ensure those third parties are also working to remediate their own year 2000 issues, if applicable. The Company believes that it will be able to resolve these issues and any others it may identify by the year 2000. The cost of such remediation has not yet been quantified.

     Recent Developments: In May 1998, the board of directors appointed Philip L. Carter as Chief Executive Officer and director of the Company and appointed Richard H. Koppes as director. Also in May, the board accepted the resignations of five members. In June 1998, the board appointed two new members, Philip R. Lochner, Jr. and Beverly Benedict Thomas. Finally, in July 1998, the board appointed David H. Batchelder as director. These appointments and resignations bring the number of directors on the board to nine.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

               The  Company  and  certain of its  present  and  former
          officers and/or directors are defendants in a class action lawsuit, In Re Apria Healthcare Group Securities Litigation, filed in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV98-217 GLT). This case is a consolidation of three similar class actions filed in March and April, 1998. Pursuant to a Court Order dated May 27, 1998, the plaintiffs in the original three class actions filed a Consolidated Amended Class Action Complaint on August 6, 1998. The Amended Complaint purports to establish a class of plaintiff shareholders who purchased the Company's common stock between May 22, 1995 and January 20, 1998. No class has been certified at this time. The Amended Complaint alleges, among other things, that the defendants made false and/or misleading public statements regarding the Company and its financial condition in violation of federal securities laws. The Amended Complaint seeks compensatory and punitive damages as well as other relief.

               On July 17, 1998, a related class action was filed by the co-lead plaintiff's counsel in the consolidated federal action in the Superior Court for the State of California for the County of Orange, entitled Schall v. Apria Healthcare Group Inc., et al. (Case No. 797060). The Complaint in this case contains the same or similar allegations as the Amended Complaint in the federal action, although the defendants are alleged to have violated state, as opposed to federal, securities laws and other laws.

               The Company believes that it has meritorious defenses to the plaintiffs' claims in these class actions, and it intends to vigorously defend itself in both the federal and state cases. In the opinion of the Company's management, the ultimate disposition of these class actions will not have a material adverse effect on the Company's financial condition or results of operations.

                On July 8, 1998, the Company issued a press release reporting that it had received six subpoenas from the U. S. Attorney's office in Sacramento, California, requesting documents related to the Company's billing practices. The documents requested include those located at the Company's corporate headquarters and offices in San Diego and Sacramento, California, and Canonsburg, Pennsylvania. On July 29, 1998, the Company received another subpoena requesting additional billing-related documents from its'
          Sacramento office. The Company is in the process of complying with the subpoenas. The Company is unaware of what claims or proceedings, if any, the government may be contemplating with respect to these subpoenas.

Items 2-5.     Not applicable

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit
               Number    Reference
               -------   --------------------
               3.2       Bylaws  of the Company as Amended and Restated
                         through May 5, 1998.

               10.1 Fifth Amendment to Credit Agreement and Waiver dated April 15, 1998, among the Company and certain of its subsidiaries, Bank of America National Trust and Savings Association, NationsBank of Texas, N.A. and other financial institutions party to the Credit Agreement. Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.

               10.2 First Amendment to Security Agreement dated April 15, 1998, among the Company and certain of its subsidiaries, Bank of America National Trust and Savings Association, NationsBank of Texas, N.A. and other financial institutions party to the Credit Agreement. Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.

               10.3      Employment  Agreement  dated  May   5,   1998,
                         between the Company and Philip L. Carter.

               10.4      Resignation  and  General  Release   Agreement
                         dated  May  15,  1998,  between  Lawrence   H.
                         Smallen and the Company.

               10.5 Executive Severance Agreement dated May 22, 1998, between the Company and Frank Bianchi.

               10.6      Resignation  and  General  Release   Agreement
                         dated June 20, 1998, between Susan K. Skara and the Company.

               10.7 Executive Severance Agreement dated June 29, 1998, between the Company and Michael R. Dobbs.

               10.8 Resignation and General Release Agreement dated June 30, 1998 (effective date July 17,
                         1998),   between  Merl  A.  Wallace  and   the
                         Company.

               10.9 Resignation and General Release Agreement dated July 1, 1998 (effective date August 7,
                         1998),  between  Thomas  M.  Robbins  and  the
                         Company.

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


                              APRIA HEALTHCARE GROUP INC.
                              ---------------------------
                                      Registrant



August 14, 1998               /s/JAMES E. BAKER
                              -----------------------------
                              James E. Baker
                              Vice President, Controller
                              (Chief Accounting Officer)