Form 10-K/A
period 1997-12-31
APRIA HEALTHCARE GROUP INC
filed 1998-09-04
CIK 882289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                Amendment No. 2

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 9, 1998, there were outstanding 51,724,059 shares of the Registrant's Common Stock, par value $0.001 ("Common Stock"), which is the only class of Common Stock of the Registrant. As of April 9, 1998 the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, computed based on the closing sale price of $8.00 per share as reported by New York Stock Exchange, was approximately $339,870,030.

                      DOCUMENTS INCORPORATED BY REFERENCE


None

     This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 is filed to correct an error contained in
Note 6 to the Registrant's Consolidated Financial Statements which indicated that rights under the Registrant's preferred stock purchase rights plan may become exercisable at certain times associated with a transaction whereby a person or group of affiliated persons acquires beneficial ownership of 20% or more of the Registrant's general voting power. As previously reported by the Registrant, the percentage of the Registrant's general voting power necessary to cause the rights to become exercisable was reduced from 20% to 15% in a June 30, 1997 amendment to the preferred stock purchase rights plan.

                                    PART II

     Item 8 of Part II and Item 14 of Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 are amended in their entirety as follows:


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




                                             ERNST & YOUNG LLP




Orange County, California
March 11, 1998 (except for Notes 5, 12 and 14,
               as to which the dates are April 13,
               1998, April 9, 1998 and April 3,
               1998, respectively)

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

                           APRIA HEALTHCARE GROUP INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            ADDITIONAL    RETAINED       TOTAL
                                           COMMON STOCK       PAID-IN     EARNINGS    STOCKHOLDERS'
                                      SHARES    PAR VALUE     CAPITAL     (DEFICIT)      EQUITY
                                      ------    ---------    --------    ---------    ------------
                                                                (IN THOUSANDS)
Balance at December 31, 1994.....     42,002    $   42       $206,405    $  55,463     $261,910
Net activity for Homedco - October 1,
  1994 to December 31, 1994......         51                    1,663        8,647       10,310
Issuance of Common Stock.........         36                      570                       570
Exercise of stock options........      1,473         2         13,259                    13,261
Notes receivable payments........                                   6                         6
Tax benefits related to stock options                           8,138                     8,138
Conversion of subordinated
  debentures, net of issuance costs
  of $2,785......................      4,772         5         63,856                    63,861
Exercise of warrants.............      1,338         1             (1)                        -
Acceleration of stock option vesting                              542                       542
Other............................         20                       84           32          116
Net loss.........................                                          (74,476)     (74,476)
                                      ------    ------       --------    ---------     --------
Balance at December 31, 1995.....     49,692        50        294,522      (10,334)     284,238

Issuance of Common Stock.........         20                      242                       242
Exercise of stock options........      1,491         1         14,717                    14,718
Notes receivable payments........                                 198                       198
Tax benefits related to stock options                          10,229                    10,229
Other............................                                  42          (32)          10
Net income.......................                                           33,300       33,300
                                      ------    ------       --------    ---------     --------
Balance at December 31, 1996.....     51,203        51        319,950       22,934      342,935

Exercise of stock options........        365                    4,013                     4,013
Other............................                                 127                       127
Net loss.........................                                         (272,608)    (272,608)
                                      ------    ------       --------    ---------     --------
Balance at December 31, 1997.....     51,568    $   51       $324,090    $(249,674)    $ 74,467
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


        Under the Company's preferred stock purchase rights plan, the Company's common stockholders were granted one right for each share of Common Stock held. Each right allowed its holder to purchase one-hundredth of a share of Junior Participating Preferred Stock at a specified price, subject to adjustment. The rights become exercisable at certain times associated with a transaction whereby a person or group of affiliated persons acquires beneficial ownership of 15% or more of the Company's general voting power, unless the Board of Directors determines the transaction to be fair and in the best interests of the Company and its stockholders.


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


Dated: September 4, 1998


                                          APRIA HEALTHCARE GROUP INC.


                                     By:  /s/ JAMES E. BAKER
                                        ---------------------------------------
                                          Vice President, Controller
                                          (Principal Accounting Officer)

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
     10.26     Resignation and General Release Agreement dated September
               26, 1997, between Apria Healthcare Group Inc. and Steven T.
               Plochocki.                                                       (q)
     10.27     Resignation and General Release Agreement dated November 7,
               1997, between Apria Healthcare Group Inc. and Gary L.
               Mangiofico.                                                      (t)
     10.28     Apria Healthcare Group Inc. 1997 Stock Incentive Plan, dated
               December 16, 1997.                                               (r)
     10.29     Resignation and General Release Agreement dated January 19,
               1998, between Apria Healthcare Group Inc. and Jeremy M.
               Jones.                                                           (t)
     10.30     Executive Employment Agreement dated January 26, 1998,
               between Apria Healthcare Group Inc. and Lawrence M. Higby.       (t)
     10.31     Third Amendment to Credit Agreement and Waiver, dated
               January 30, 1998, among Apria Healthcare Group Inc. and
               certain of its subsidiaries, Bank of America National Trust and Savings Association, Nationsbank of Texas, N.A. and
               other financial institutions party to the Credit Agreement.      (t)
     10.32     Stock Purchase Agreement dated February 3, 1998, by and
               among, JLL Argosy Apria, LLC, CIBC WG Argosy Merchant Fund
               2, LLC, Joseph Littlejohn and Levy Fund III, LP and Apria
               Healthcare Group Inc.                                            (s)
     10.33     Stockholder Agreement dated February 3, 1998, by and among,
               JLL Argosy Apria, LLC, CIBC WG Argosy Merchant Fund 2, LLC,
               Joseph Littlejohn and Levy Fund III, LP, Relational
               Investors, LLC, HBI Financial, Inc. and Apria Healthcare
               Group Inc.                                                       (s)
     10.34     Resignation and General Release Agreement dated February 4,
               1998, between Apria Healthcare Group Inc. and Jerome J.
               Lyden.                                                           (t)
     10.35     Fourth Amendment to Credit Agreement and Waiver, dated March
               13, 1998, among Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Trust and Savings
               Association, Nationsbank of Texas, N.A. and other financial
               institutions party to the Credit Agreement.                      (t)
     10.36     Security Agreement, dated March 13, 1998, between Apria
               Healthcare Group Inc., Apria Healthcare, Inc., and certain of its subsidiaries and Bank of America National Trust and
               Savings Association.                                             (t)
     10.37     Fifth Amendment to Credit Agreement and Waiver, dated April
               15, 1998 among Apria Healthcare Group Inc. and certain of
               its subsidiaries, Bank of America National Trust and Savings
               Association, NationsBank of Texas, N.A. and other financial
               institutions party to the Credit Agreement.                      (u)
     10.38     First Amendment to Security Agreement dated April 15, 1998 among Apria Healthcare Group Inc. and certain of its
               subsidiaries, Bank of America National Trust and Savings
               Association, NationsBank of Texas, N.A. and other financial
               institutions party to the Credit Agreement.                      (u)
      21.1     List of Subsidiaries.                                            (t)
      23.1     Consent of Ernst & Young LLP, Independent Auditors.
      27.1     Financial Data Schedule.                                         (t)
      27.2     Restated Quarterly Financial Data Schedule.                      (t)


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

(q) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1997, as filed on November 14, 1997.

(r) Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-42775), as filed on December 19, 1997.

(s) Incorporated by reference to Registrant's Current Report on Form 8-K, as filed on February 6, 1998.

(t) Incorporated by reference to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1997.


(u) Incorporated by reference to the Registrants' Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 1997.