Form 10-Q
period 1998-09-30
APRIA HEALTHCARE GROUP INC
filed 1998-11-16
CIK 882289

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the period ended September 30, 1998

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

                         Yes    X          No

There were 51,779,059 shares of Common Stock, $.001 par value, outstanding at October 30, 1998.

                      APRIA HEALTHCARE GROUP INC.

                               FORM 10-Q

                For the period ended September 30, 1998






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


SIGNATURES

                      APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED BALANCE SHEETS

                                               September 30,  December 31,
                                                   1998           1997
                                               -------------  ------------
                                                (unaudited)
                                                  (dollars in thousands)
                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $   95,686    $   16,317
  Accounts receivable, less allowance for
    doubtful accounts of $45,738 and
    $58,413 at September 30, 1998 and
    December 31, 1997, respectively               157,680       256,845
  Inventories                                      16,227        26,082
  Prepaid expenses and other current assets         5,703        12,329
                                                ---------     ---------
          TOTAL CURRENT ASSETS                    275,296       311,573

PATIENT SERVICE EQUIPMENT, less accumulated
  depreciation of $268,141 and $245,772  at
  September 30, 1998 and December 31, 1997,
  respectively                                    136,931       184,704
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET          53,766        87,583
INTANGIBLE ASSETS, NET                             85,825       167,620
OTHER ASSETS                                          877         5,690
                                                ---------     ---------
                                                $ 552,695     $ 757,170
                                                =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                              $  48,278     $  50,691
  Accrued payroll and related taxes and
    benefits                                       30,760        40,397
  Accrued insurance                                12,437        12,247
  Other accrued liabilities                        53,142        30,463
  Current portion of long-term debt               118,513         8,685
                                                ---------     ---------
          TOTAL CURRENT LIABILITIES               263,130       142,483

LONG-TERM DEBT                                    423,619       540,220

COMMITMENTS AND CONTINGENCIES                           -             -

STOCKHOLDERS' EQUITY
  Preferred stock,
    $.001 par value:
    10,000,000 shares authorized; none
    issued                                              -             -
  Common stock, $.001 par value:
    150,000,000 shares authorized; 51,771,259
    and 51,568,525 shares issued and
    outstanding at September 30, 1998
    and December 31, 1997, respectively                52            51
  Additional paid-in capital                      325,832       324,090
  Accumulated deficit                            (459,938)     (249,674)
                                                ---------     ---------
                                                 (134,054)       74,467

                                                $ 552,695     $ 757,170
                                                =========     =========

            See notes to consolidated financial statements.

                      APRIA HEALTHCARE GROUP INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                    ------------------     -----------------
                                      1998      1997         1998       1997
                                      ----      ----         ----       ----
                                     (in thousands, except per share data)
Net revenues                       $ 219,367  $304,356    $ 710,532  $913,954
Costs and expenses:
   Cost of net revenues               96,996   104,650      263,651   337,792
   Selling, distribution and
     administrative                  164,016   151,782      446,366   449,148
   Impairment of intangible
     assets                           76,223         -       76,223         -
   Impairment of long-lived
     assets and internally
     developed software               22,187         -       22,187         -
   Provision for doubtful
     accounts                         36,860    15,194       63,471   101,141
   Amortization of intangible
     assets                            3,463     4,256       10,528    12,633
                                    --------  --------     --------  --------
                                     399,745   275,882      882,426   900,714
                                    --------  --------     --------  --------
      OPERATING (LOSS) INCOME       (180,378)   28,474     (171,894)   13,240
Interest expense, net                 12,823    12,288       35,870    37,779
                                    --------  --------     --------  --------
      LOSS) INCOME BEFORE TAXES     (193,201)   16,186     (207,764)  (24,539)
Income taxes                           1,500         -        2,500     9,911
                                    --------  --------     --------  --------
      NET (LOSS) INCOME            $(194,701) $ 16,186    $(210,264) $(34,450)
                                    ========  ========     ========  ========



Net (loss) income per common
  share                            $   (3.76) $   0.31    $   (4.07) $  (0.67)
                                   =========  ========    =========  ========
Net (loss) income per common
  share  assuming  dilution        $   (3.76) $   0.31    $   (4.07) $  (0.67)
                                   =========  ========    =========  ========

            See notes to consolidated financial statements.

                      APRIA HEALTHCARE GROUP INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                      1998         1997
                                                    (dollars in thousands)
OPERATING ACTIVITIES
Net loss                                           $(210,264)    $(34,450)
Items included in net loss not requiring
  (providing) cash:
    Provision for doubtful accounts                   63,471      101,141
    Provision for revenue adjustments                 14,642       20,000
    Provision for excess/obsolete equipment           22,563       23,000
    Depreciation                                      81,291       89,076
    Amortization of intangible assets                 10,528       12,633
    Amortization of deferred debt costs                1,256          860
    Impairment of intangible assets                   76,223            -
    Impairment of long-lived assets and
      internally developed software                   22,187            -
    Loss (gain) on disposition of assets               3,628       (1,596)
    Deferred income taxes                                  -        8,911
Changes in operating assets and liabilities,
  net of effects of acquisitions:
    Decrease (increase) in accounts receivable        23,943      (86,085)
    Decrease in inventories                              807        1,220
    Decrease in prepaids and other assets              7,088       25,213
    Decrease in accounts payable                      (3,136)     (20,105)
    Increase (decrease) in accrued payroll and
      other liabilities                               12,849      (22,250)
Net purchases of patient service equipment,
  net of effects of acquisitions                     (26,931)     (51,795)
                                                    --------     --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES      100,145       65,773

INVESTING ACTIVITIES
    Purchases of property, equipment and
      improvements, net of effects of
      acquisitions                                   (12,005)     (17,561)
    Proceeds from disposition of assets                  200        6,835
    Acquisitions and payments of contingent
      consideration                                   (2,348)      (3,862)
                                                    --------     --------
      NET CASH USED IN INVESTING ACTIVITIES          (14,153)     (14,588)

FINANCING ACTIVITIES
    Proceeds under revolving credit facility               -      129,950
    Payments under revolving credit facility               -     (174,950)
    Payments of senior and other long-term debt       (6,803)      (9,411)
    Capitalized debt costs, net                       (1,467)        (711)
    Issuances of common stock                          1,647        3,580
                                                    --------     --------
      NET CASH USED IN FINANCING ACTIVITIES           (6,623)     (51,542)
                                                    --------     --------

NET INCREASE (DECREASE) IN CASH                       79,369         (357)
CASH AT BEGINNING OF PERIOD                           16,317       26,930
                                                    --------     --------
CASH AT END OF PERIOD                               $ 95,686     $ 26,573
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

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's 1997 Form 10-K, as amended.

NOTE B - RECLASSIFICATIONS, USE OF ACCOUNTING ESTIMATES AND SIGNIFICANT
         ACCOUNTING POLICIES

Reclassifications: Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Such amounts include, among others, the allowance for doubtful accounts, revenue adjustment reserves, patient service equipment reserves, other asset valuation allowances and certain liabilities. Management periodically reevaluates the estimates inherent in certain financial statement amounts and may adjust accounts accordingly.

Significant Accounting Policies: The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. There is no difference between comprehensive income (loss) and net income (loss) for the periods presented herein.

NOTE C - DISPOSITIONS AND BUSINESS COMBINATIONS

During the third quarter, the Company sold its infusion business in California to Crescent Healthcare, Inc. and is exiting the infusion business in Texas, Louisiana, West Virginia and Western Pennsylvania. Third quarter charges related to the wind-down of unprofitable infusion operations amounted to $6,883,000 and a loss on sale of the California business of $3,798,000 (included in selling, distribution and administrative) was recorded. The operations of these infusion locations had revenues and gross profits of $35,175,000 and $12,431,000, respectively, for the nine months ended September 30, 1998, compared to $50,783,000 and $23,001,000 for the same period in 1997.

The Company periodically makes acquisitions of complementary businesses in specific geographic markets. Acquisitions that closed during the nine-month period ended September 30, 1998 resulted in cash payments of approximately $2,098,000. The transactions were accounted for as purchases.

NOTE D - ACCOUNTS RECEIVABLE

In August 1998, management reviewed the historic performance and collectibility of the Company's accounts receivable portfolio. Management also reviewed its existing policies and procedures for estimating the collectibility of its accounts receivable. In this review, management considered the continued high-level of bad debt write-offs and revenue adjustments. Also considered were initiatives introduced earlier in the year: a special quality assurance function designed to improve workflow and billing accuracy, and software enhancements to simplify the order-intake process and thereby reduce billing errors. Based upon this review, management has decided to change its policy on collection and is formally shifting the focus of the collection function to the more current balances. Management believes this concentration on more current balances will limit the amount of receivables that age. Consequently, the accounts that do age will undoubtedly be receivables where collection will be difficult.

With this change in collection policy, management has developed a new estimate of the allowance for doubtful accounts and revenue adjustments. Specifically, management refined and changed their procedures used to estimate the collectibility of its accounts receivable by increasing the allowance related to balances over 180 days. As a result of this change in policy, the Company recorded an adjustment to reduce revenue and accounts receivable by $14,642,000 and increase bad debt expense and the allowance for doubtful accounts by $12,065,000. Also recorded was a provision for specific uncollectible accounts totaling $1,529,000 and an increase to the allowance for doubtful accounts related to the infusion sale and the exited businesses totaling $9,128,000.

NOTE E - LONG-TERM DEBT

The Company's credit agreement with a syndicate of banks was amended twice in 1997 and further amended in January, March, April and November of 1998. The latest amendment required a $50 million permanent repayment of the loan upon execution. The remaining indebtedness under the credit agreement was restructured into a $288 million term loan and a $30 million revolving credit facility with a maturity date of August 9, 2001. Term loan principal payments are payable quarterly, in varying amounts, commencing on March 31, 1999 and continuing through June 30, 2001. Also, the amended agreement requires that the Company issue not less than $50 million of convertible subordinated debentures by February 28, 1999, the net proceeds of which must be applied to the term loan. Further, between the effective date of the latest amendment and the earlier of February 28, 1999 or the issuance date of the convertible subordinated debentures, the Company is subject to prepayments on the term loan based on excess cash flow (as defined by the agreement).

The credit agreement, as amended, allows the Company to make acquisitions under an acquisition "basket" provision of up to $62 million, subject to certain restrictions, that may be increased given certain levels of financial performance by the Company. In 1999, the acquisition limit is subject to dollar for dollar reduction by the amount of any unusual cash expenses (as defined by the agreement) incurred and paid in 1999.

The credit agreement, as amended, permits the Company to elect one of two variable rate interest options at the time an advance is made. The first option is a rate expressed as 2.5% plus the higher of the Federal Funds Rate plus 0.50% per annum or the Bank of America "reference" rate. The second option is a rate based on the London Interbank Offered Rate ("LIBOR") plus an additional increment of 3.5% per annum. The agreement requires payment of commitment fees of 0.75% on the unused portion of the revolving credit facility.

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

As of September 30, 1998, as required in its amended credit agreement, the Company was in compliance with the credit agreement covenants.

In October 1998, the Company announced that it expects to make a distribution of rights entitling stockholders to subscribe, on a prorata basis, for an aggregate of $50 million principal amount of the Company's convertible subordinated debentures. The Company has entered into a standby commitment agreement with one of its institutional stockholders on behalf of certain of its affiliates pursuant to which the stockholder has agreed, subject to certain conditions, to purchase any of the debentures not purchased by others in the offering. A registration statement for the rights offering is expected to be filed with the Securities and Exchange Commission in the near future; the record date is set for December 1, 1998.

NOTE F - EQUITY

The change in stockholders' equity, other than from net loss, resulted primarily from the exercise of stock options. For the nine months ended September 30, 1998, proceeds from the exercise of stock options amounted to $1,647,000.

NOTE G - IMPAIRMENT OF INTANGIBLE ASSETS

The deterioration in the infusion therapy industry and the Company's decision to withdraw from the infusion business in certain geographic markets served as potential indicators of intangible asset impairment. Other potential indicators of impairment identified by management include, among other issues, the Company's depressed common stock price, failure to meet its already lowered financial expectations, the threat of continued Medicare reimbursement reductions, government investigations against the Company, slower than expected progress in improving its revenue management process, and reported financial difficulties within major managed care organizations with which the Company does business which has resulted in collection difficulties.

In the third quarter of 1998, management conducted an evaluation of the carrying value of the Company's recorded intangible assets. Management considered current and anticipated industry conditions, recent changes in its business strategies, and current and anticipated operating results. The evaluation resulted in an impairment charge of $71,452,000 of which $32,145,000 related to infusion therapy and $39,307,000 related to respiratory/home medical equipment.

The impairment charge recognized for the infusion business line resulted primarily from the deteriorating operating and industry trends and lower future earnings expectations. The impairment recognized for the RT/HME business line resulted primarily from the scheduled and potential Medicare reimbursement reductions and to the adverse impact that withdrawal from the infusion business in certain areas is expected to have on the RT/HME business. The Company had, until recently, marketed itself as an integrated, full-service provider. The Company's inability to provide infusion therapy in certain geographic areas may result in the loss of RT/HME contract business.

Also included in the impairment charge is the write-off of $4,771,000 in intangible assets primarily associated with the exit of the infusion business in certain areas.

NOTE  H  -  IMPAIRMENT OF LONG-LIVED ASSETS AND INTERNALLY  DEVELOPED
            SOFTWARE

One of the actions taken as a result of the management's new strategic direction is the termination of the project to implement an enterprise resource planning
(ERP) system. Accordingly, the Company wrote off related software and other capitalized costs of $7,548,000 in the third quarter of 1998. As part of the decision to terminate the ERP project, management evaluated its current systems to determine their long-term viability in the context of the Company's new overall strategic direction. It was determined that the Company was at some risk in continuing to run the infusion billing system on its current platform which is no longer supported by the computer industry. To eliminate the risk, the Company is currently converting the infusion system to the IBM AS/400 operating platform on which the respiratory/home medical equipment system currently operates. Also, the Company is now proceeding with a number of enhancements to the systems, rendering certain previously developed modules obsolete. Further, pharmacy and branch consolidations and closures resulted in a variety of computer equipment that was no longer needed. Due to its age and technological obsolescence, it was deemed to have no future value. As a result of these actions, the Company recorded an impairment charge of $11,843,000.

NOTE I - OTHER SIGNIFICANT CHARGES

The Company recorded charges totaling $3,939,000 for severance, stay bonuses and other employee costs (included in selling, distribution and administrative) and a charge of $5,400,000 (included in cost of net revenues) to settle several procurement contracts.

NOTE J - INCOME TAXES

Current income tax expense includes state tax amounts accrued and paid on a basis other than or in addition to taxable income.

At December 31, 1997 the Company had a federal net operating loss carryforward of approximately $230,000,000 which will begin to expire in 2003. Additionally, the Company has various state operating loss carryforwards which began to expire in 1997. As a result of an ownership change in 1992 which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of the Company's net operating loss carryforwards may expire unused.

NOTE K - PER SHARE AMOUNTS


The following table sets forth the computation of basic and diluted per share amounts:

                                     Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                     ------------------   -----------------
                                       1998     1997        1998    1997
                                       ----     ----        ----    ----
                                     (in thousands, except per share data)
Numerator:
  Net (loss) income                $(194,701)  $16,186   $(210,264)  $(34,450)
  Numerator for basic per
    share amounts - (loss)
    income available to common
    stockholders                   $(194,701)  $16,186   $(210,264)  $(34,450)

  Numerator for diluted per
    share amounts - (loss)
    income available to common
    stockholders                   $(194,701)  $16,186   $(210,264)  $(34,450)


Denominator:
  Denominator for basic per
    share amounts - weighted
    average shares                    51,765    51,481      51,717     51,384

  Effect of dilutive securities:
    Employee stock options                 -       413           -          -
                                    --------  --------    --------   --------
    Dilutive potential common
      shares                               -       413           -          -
                                    --------  --------    --------   --------
  Denominator for diluted per
    share amounts - adjusted
    weighted average shares           51,765    51,894      51,717     51,384
                                    ========  ========    ========   ========

Basic (loss) income pe  share
  amounts                           $  (3.76)   $ 0.31     $ (4.07)   $ (0.67)
                                    ========  ========    ========   ========
Diluted (loss) income per share
  amounts                           $  (3.76)   $ 0.31     $ (4.07)   $ (0.67)
                                    ========  ========    ========   ========

Employee stock options excluded from the computation of diluted per share amounts:

    Exercise price exceeds
      average market price of
      common stock                 6,041,496 1,984,663    3,522,753 1,277,619
    Other                             23,671         -       78,487   513,720
                                   --------- ---------    --------- ---------
                                   6,065,167 1,984,663    3,601,240 1,791,339
                                   ========= =========    ========= =========

Average exercise price per
  share that exceeds average
  market price of common stock        $11.20    $19.99       $14.55    $21.48
                                      ======    ======       ======    ======

Due to the net losses incurred for the three months ended September 30, 1998 and for the nine months ended September 30, 1998 and 1997, the impact of employee stock options is antidilutive and there is no difference between basic and diluted per share amounts for these periods.

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company is engaged in the defense of certain claims and lawsuits, the outcomes of which are not determinable at this time. The Company has insurance policies covering potential losses from claims and lawsuits where such coverage is available and cost effective. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the consolidated results of operations or financial position of the Company. The Company is also in the process of responding to subpoenas from the United States Attorney's office, as to which the Company is unaware of what claims or proceedings, if any, may result.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The Company's business is subject to a number of risks, some of which are beyond the Company's control. The Company has described certain of those risks in this Form 10-Q and in previous documents filed with the Securities and Exchange Commission (including the Current Report on Form 8-K filed on June 26, 1997 and the Form 10-K filed on April 15, 1998). Such reports may be used for purposes of the Private Securities Litigation Reform Act of 1995 as readily available documents containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the Company may make from time to time. These risks include ongoing issues pertaining to management stability and recruiting, the collectibility of its accounts receivable, the cost of and the Company's ability to implement its reorganization plan, healthcare reform and the effect of federal and state healthcare regulations, the ongoing U.S. Attorney investigation regarding the Company's billing practices, pricing pressures (including changes in governmental reimbursement levels), the effectiveness of its information systems and controls, the highly competitive market, recent losses, the concentration and market power of large payors, the Company's high leverage and restrictions on its borrowing capacity, dependence on relationships with third parties and the availability and adequacy of insurance.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background: In June 1997, the Company announced that it retained an investment banking firm as its financial advisor to explore strategic alternatives to enhance shareholder value, including the possible sale, merger, or recapitalization of the Company. During the first quarter of 1998, the Company entered into a recapitalization agreement, however, the agreement was terminated by mutual consent of the parties on April 3, 1998. By May 1998, the Company's active exploration of strategic alternatives was terminated as a result of the hiring of a new Chief Executive Officer and other key management executives and the reconfiguration of the Board of Directors. This process and resulting uncertainties are believed to have adversely affected the Company's financial results.

   In July 1998, after an evaluation of the business, the Company's new management team announced its strategic plan, or "reorganization", to improve the Company's performance. The key elements of the reorganization are: (1) no change would be made to the fundamental nature of the business, (2) the Company would withdraw from unprofitable components of the business, which would include exiting the infusion therapy business in certain geographic areas (3) a comprehensive cost reduction and capital conservation program would be instituted, (4) the debt and capital structure would be reexamined, and (5) the Company would pursue expansion through internal growth and acquisitions. Significant actions taken by the Company's new management team since it announced the reorganization include the change in management's collection policy and a refinement of the accounts receivable collectibility estimation methodologies as described below in Liquidity and Capital Resources - Accounts Receivable, the sale of the California component of the infusion therapy business ("the infusion sale"), the decision to exit the infusion therapy business in Texas, Louisiana, West Virginia and Western Pennsylvania, the decision to close or sell its operations in downstate New York, and the consolidation or closure of certain small branch locations throughout the United States (collectively, "the exited businesses"). Other significant actions include, the termination of plans to proceed with the capital-intensive implementation of an enterprise resource planning system, a significant reduction of corporate and regional labor and general administrative costs and the development of a comprehensive plan to capture cost savings in the areas of purchasing, distribution and inventory management. Each of these measures is discussed more fully below.

Results of Operations
---------------------
     Net Revenues: Net revenues were $219.4 million for the three-month period ended September 30, 1998 compared with $304.4 million for the same period in 1997. For the nine months ended September 30, 1998, net revenues decreased to $710.5 million from $914.0 million for the same period last year. A number of factors impacted revenue, the most significant of which was the reduction in Medicare reimbursement rates. The Balanced Budget Act of 1997 contained several provisions affecting reimbursement rates for products and services provided by the Company. The reimbursement rates for home oxygen therapy were reduced by 25% effective January 1, 1998 with an additional 5% reduction scheduled for 1999, and the reimbursement rates for respiratory drugs were reduced by 5%. The estimated impact of the rate reductions on revenues for the first nine months in 1998 was approximately $43.4 million; the impact of the additional 5% reduction on 1999 revenues is estimated at approximately $9.0 million. Also included in the Balanced Budget Act of 1997 was a freeze on Consumer Price Index-based reimbursement rate increases for 1998 through 2002. Further, authority has been granted to the Secretary of Health and Human Services to reduce Medicare reimbursement under an inherent reasonableness rulemaking procedure. In September 1998, at least two products the Company provides were identified as potential 1999 reimbursement reduction candidates (estimated impact on revenues in 1999: $5.7 million) with many other products under review for future reductions.

     The Company's 1997 decisions to discontinue the medical supply, women's health and nursing management service lines, which represented combined 1997 revenues of approximately $55.8 million, contributed to revenue declines in 1998. However, some small portion of the medical supply and nursing management business has continued due to core- business customer requirements. Additionally, the Company's planned exiting of unprofitable managed care contracts represented approximately $25.0 million and $15.2 million in annual revenues during 1997 and during the first nine months of 1998, respectively. Also, the Company disposed of several unprofitable branch locations in California and Arizona in the latter part of 1997 with annual revenues of approximately $3.3 million.

     As part of the reorganization, the Company reviewed its procedures for estimating the collectibility of accounts receivable. The review resulted in an adjustment to the estimate for unidentified revenue adjustments, and accordingly, a charge of $14.6 million was recorded in the third quarter of 1998 (see Accounts Receivable). Such revenue adjustments result from (1) differences in contract prices due to complex contract terms, a biller's lack of familiarity with a contract, payor, or system price, (2) subsequent changes to estimated revenue amounts for services not covered by a preexisting contract and (3) failure subsequent to service delivery to qualify a patient for reimbursement due to lack of written authorization or a missed filing or appeal deadline. The nine-month period in 1997 reflects a $20.0 million charge recorded in the second quarter to provide for estimated revenue adjustments.

     Other conditions and factors had an adverse impact on net revenues in 1998, but are difficult to quantify. First, the process discussed above to identify a strategic alternative to enhance shareholder value created uncertainties that affected the Company's ability to retain current business and secure new business. Next, formidable competition at both the local and national levels affected revenues and margins, especially in the infusion line. Finally, a shortage in trained sales personnel also contributed to the decrease in revenues.

      Gross Profit: Gross margins for the third quarter and the nine months ended September 30, 1998 were 55.8% and 62.9%, respectively, compared to 65.6% and 63.0% for the same periods in the prior year. The gross margins for the 1998 periods reflect the Medicare reimbursement rate reduction and the revenue adjustment charge discussed above. Also reflected in the gross margins for the third quarter and nine months periods of 1998 were $14.8 million in additional charges consisting of $5.4 million estimated to settle certain procurement contracts, $3.5 million to provide for an additional estimate of losses in the Company's oxygen cylinders and $2.8 million to provide for additional losses and obsolescence in inventory and patient service equipment as a result of the Company upgrading its equipment quality standards. In addition, the Company recorded a $3.5 million charge in order to write-down operational assets in connection with its exiting of certain portions of its infusion therapy business. The gross margins for the 1997 periods reflect the $20.0 million revenue adjustment charge and a $23.0 million charge to provide for losses in inventory and patient service equipment.

     Selling, Distribution and Administrative: Selling, distribution and administrative expenses as a percentage of net revenues were 74.8% and 62.8% for the third quarter and first nine months of 1998, respectively, compared with 49.9% and 49.1% for the same periods in 1997. Reflected in the third quarter and nine-month periods of 1998 are the following reorganization charges: $3.8 million loss on the infusion sale, $1.8 million to record certain costs associated with the exited businesses (see Dispositions and Business Combinations), $3.9 million in severance, stay bonuses and other employee costs and $2.0 million in lease liability on vacant facilities due to consolidation activities. Other charges recorded in the third quarter of 1998 include additional amounts for legal fees and settlements.

     In response to the reduction in revenues, management has taken steps to reduce costs, the most significant of which is a reduction in the Company's labor force. From September 30, 1997 to September 30, 1998, full-time equivalent employees have been reduced by approximately 1,200. The labor force reduction commenced in the fourth quarter of 1997 and continues through 1998. The labor reductions made in the third quarter of 1998 resulted from the reorganization of the Company's field operations into 16 geographic regions (previously 23) and through the elimination of positions at the Company's corporate headquarters.

     Impairment of Intangible Assets: The deterioration in the infusion therapy industry and the Company's decision to withdraw from the infusion business in certain geographic markets served as potential indicators of intangible asset impairment. Other potential indicators of impairment identified by management include, among other issues, the Company's depressed common stock value, failure to meet its already lowered financial expectations, the threat of continued Medicare reimbursement reductions, government investigations against the Company (see Recent Developments), slower than expected progress in improving its revenue management process, and reported financial difficulties within major managed care organizations with which the Company does business which has resulted in collection difficulties.

     In the third quarter of 1998, management conducted an evaluation of the carrying value of the Company's recorded intangible assets. Management considered current and anticipated industry conditions, recent changes in its business strategies, and current and anticipated operating results. The evaluation resulted in an impairment charge of $71.4 million of which $32.1 million related to infusion therapy and $39.3 million related to respiratory/home medical equipment.

     The impairment charge recognized for the infusion business line resulted primarily from the deteriorating operating and industry trends and lower future earnings expectations. The impairment recognized for the RT/HME business line resulted primarily from the scheduled and potential Medicare reimbursement reductions and to the adverse impact that withdrawal from the infusion business in certain areas is expected to have on the RT/HME business. The Company had, until recently, marketed itself as an integrated, full-service provider. The Company's inability to provide infusion therapy in certain geographic areas may result in the loss of RT/HME contract business.

     Also included in the impairment charge is the write-off of $4.8 million in intangible assets associated with the exited businesses (see Dispositions and Business Combinations).

     Impairment of Long-lived Assets and Internally Developed Software: One of the actions taken as a result of management's new strategic direction is the termination of the project to implement an enterprise resource planning (ERP) system. Accordingly, the Company wrote off related software and other capitalized costs of $7.5 million in the third quarter of 1998. As part of the decision to terminate the ERP project, management evaluated its current systems to determine their long-term viability in the context of the Company's new overall strategic direction. It was determined that the Company was at some risk in continuing to run the infusion billing system on its current platform which is no longer supported by the computer industry. To mitigate the risk, the Company is currently converting the infusion system to the IBM AS/400 operating platform on which the respiratory/home medical equipment system currently operates. Also, the Company is now proceeding with a number of enhancements to the systems rendering certain previously developed modules obsolete. Further, pharmacy and branch consolidations and closures rendered a variety of computer equipment obsolete. Due to its age and technological obsolescence, it was deemed to have no future value. As a result of these actions, the Company recorded an impairment charge of $11.8 million.

      The Company also recognized additional asset impairments of $1.4 million in conjunction with the exited businesses (see Dispositions and Business Combinations) and $1.4 million related to other facility closures and consolidations.

     Provision for Doubtful Accounts: The provision for doubtful accounts as a percentage of net revenues was 16.8% and 8.9% for the quarter and nine-month periods ended September 30, 1998 as compared to 5.0% and 11.1% for the same periods in the prior year. The 1998 periods reflect a charge of $12.1 million to increase the allowance for doubtful accounts due to the change in management's collection policy as described below (see Accounts Receivable). Also recorded in the third quarter of 1998 are charges totaling $9.1 million to increase the allowance for doubtful accounts on accounts receivable associated with the infusion sale and the exited businesses (see Dispositions and Business Combinations). The provision in the nine-month period in 1997 reflects a $55.0 million charge taken in the second quarter of 1997 to increase the allowance for doubtful accounts.

     Amortization of Intangible Assets: Amortization of intangible assets was $3.5 million and $10.5 million for the third quarter and first nine months of 1998, respectively, compared to $4.3 million and $12.6 million for the same periods last year. The decreases are due to the $133.5 million write-off of impaired goodwill in the fourth quarter of 1997. The resulting reduction in amortization expense was offset somewhat by a reduction in the amortization period for a certain class of the Company's goodwill from 40 years to 20 years.

     Interest Expense: Interest expense was $12.8 million and $35.9 million for the three- and nine-month periods ended September 30, 1998, respectively, compared to $12.3 million and $37.8 million for the same periods in 1997. Reflected in the 1998 periods are lower long-term debt levels, offset by higher effective interest rates, as compared to the 1997 periods.

     Income Taxes: Income tax expense for the nine months ended September 30, 1998 was $2.5 million versus $9.9 million for the same period last year. The decrease is attributable to valuation allowances that were recorded in prior years. The recorded tax expense in 1998 includes state taxes payable on a basis other than or in addition to taxable income.

     As of December 31, 1997, the Company has substantial federal and state net operating losses ("NOLs") which can be carried forward to offset taxable income recognized by the Company in the future. Additionally, based on the first three quarters of 1998, the Company estimates there being an additional federal carryforward of approximately $130 million, which will expire in 2018. The Company's ability to utilize those NOLs, however, is subject to Section 382 of the Internal Revenue Code which provides that upon the occurrence of an ownership change the benefits of NOLs can be reduced or eliminated. Based on information as of early October about the Company's stockholdings, the Company was approximately halfway toward an ownership change. Additional purchases of stock in the Company by existing 5% shareholders or acquisitions of stock by new 5% shareholders could bring the Company closer to or, if large enough, could cause an additional ownership change and thus trigger an additional Section 382 limitation on NOLs.

Liquidity and Capital Resources
-------------------------------

     Operating Cash Flow: Cash provided by the Company's operations for the nine months ended September 30, 1998 was $100.1 million versus $65.8 million for the same period last year. This increase was achieved despite the significant decrease in net income, after adding back the non-cash charges, between the two periods. A significant reason for the improvement in operating cash flow was the decrease in accounts receivable during the first nine months of 1998 as compared to a significant increase in the same period in 1997 (see Accounts Receivable). Also contributing to the increase in operating cash flow was a 48% reduction in net purchases of patient service equipment. Additionally, less cash was used in 1998 due to the timing of payments against accounts payable and payroll and other accrued liabilities. Cash flow was enhanced in 1997 with a $12.0 million federal tax refund received in the first quarter.

     Accounts Receivable: Accounts receivable before allowance for doubtful accounts decreased by $111.8 million during the first nine months of 1998. The decrease is attributable to the decline in net revenues, a high-level of bad debt write-offs and revenue adjustments and strong cash collections.

      In August 1998, management reviewed the historic performance and collectibility of the Company's accounts receivable portfolio. Management also reviewed its existing policies and procedures for estimating the collectibility of its accounts receivable. In this review, management considered the continued high-level of bad debt write-offs and revenue adjustments. Also considered were initiatives introduced earlier in the year: a special quality assurance function designed to improve workflow and billing accuracy, and software enhancements to simplify the order-intake process and thereby reduce billing errors. Based upon this review, management has decided to change their policy on collection and is formally shifting the focus of the collection function to the more current balances. Management believes this concentration on more current balances will limit the amount of receivables that age. Consequently, the accounts that do age will undoubtedly be receivables where collection will be difficult.

      With this change in collection policy, management has developed a new estimate of the allowance for doubtful accounts and revenue adjustments. Specifically, management refined and changed their procedures used to estimate the collectibility of its accounts receivable by increasing the allowance related to balances over 180 days. As a result of this change in policy, the Company recorded an adjustment to reduce revenue and accounts receivable by $14.6 million and increase bad debt expense and the allowance for doubtful accounts by $12.1 million. Also recorded was a provision for specific uncollectible accounts totaling $1.5 million and an increase to the allowance for doubtful accounts related to the infusion sale and the exited businesses totaling $9.1 million (see Provision for Doubtful Accounts and Dispositions and Business Combinations).

     Dispositions and Business Combinations: As part of the new strategic direction, management performed an extensive profitability study to identify product lines and/or geographic markets as potential candidates for exit. Most significant of the decisions arising from the study is the decision to withdraw from the infusion business in California, Texas, Louisiana, West Virginia and Western Pennsylvania. Shortly after the Company announced its plans to exit the infusion line in these geographic markets, a buyer emerged for the California locations. Crescent Healthcare, Inc. purchased substantially all the assets (accounts receivable excluded) and business of the California infusion locations. The Company recorded a $3.8 million loss on the sale in the third quarter of 1998. In the other locations where the Company has decided to exit the infusion business, management is currently working with its business partners to modify contracts and transfer patients to other providers and expects the transition to be substantially complete by the end of 1998. The operations of these infusion locations had revenues and gross profits of $35.2 million and $12.4 million, respectively, for the nine months ended September 30, 1998, compared to $50.8 million and $23.0 million for the same period in 1997. Another significant action taken in conjunction with the reorganization was the decision to withdraw from the downstate New York market in all product lines. Revenues and gross profit in this market totaled approximately $12.6 million and $7.9 million for the nine months ended September 30, 1998, respectively, compared to $17.2 million and $9.6 million for the same period last year.

     The Company periodically makes acquisitions of complementary businesses in specific geographic markets. The cost of acquisitions that closed during the nine-month period ended September 30, 1998 totaled approximately $2.1 million.

     Long-term Debt: The Company's credit agreement with a syndicate of banks was amended twice in 1997 and further amended in January, March, April and November of 1998. The latest amendment required a $50 million permanent repayment of the loan upon execution. The remaining indebtedness under the credit agreement was restructured into a $288 million term loan and a $30 million revolving credit facility with a maturity date of August 9, 2001. Term loan principal payments are payable quarterly, in varying amounts, commencing on March 31, 1999 and continuing through June 30, 2001. Also, the amended agreement requires that the Company issue not less than $50 million of convertible subordinated debentures by February 28, 1999 (see Recent Developments), the net proceeds of which must be applied to the term loan. Further, between the effective date of the latest amendment and the earlier of February 28, 1999 or the issuance date of the convertible subordinated debentures, the Company is subject to prepayments on the term loan based on excess cash flow (as defined by the agreement).

     The credit agreement, as amended, allows the Company to make acquisitions under an acquisition "basket" provision of up to $62 million, subject to certain restrictions, that may be increased given certain levels of financial performance by the Company. In 1999, the acquisition limit is subject to dollar for dollar reduction by the amount of any unusual cash expenses (as defined by the agreement) incurred and paid in 1999.

     The credit agreement, as amended, permits the Company to elect one of two variable rate interest options at the time an advance is made. The first option is a rate expressed as 2.5% plus the higher of the Federal Funds Rate plus 0.50% per annum or the Bank of America "reference" rate. The second option is a rate based on the London Interbank Offered Rate ("LIBOR") plus an additional increment of 3.5% per annum. The agreement requires payment of commitment fees of 0.75% on the unused portion of the revolving credit facility.

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

     As of September 30, 1998, as required in its amended credit agreement, the Company was in compliance with the credit agreement covenants.

     At September 30, 1998, borrowings under the credit agreement totaled $338 million.

     Under the Indenture governing the Company's $200.0 million 9 1/2% Senior Subordinated Notes due 2002, the Company's ability to incur indebtedness becomes restricted at times when the Company's "Fixed Charge Coverage Ratio" (as defined in the Indenture) is less than 3.0 to 1.0. Charges taken in the second and fourth quarters of 1997 and in the third quarter of 1998 resulted in the Fixed Charge Coverage Ratio being less than 3.0 to 1.0. This condition is expected to continue at least through the third quarter of 1999. The Company has changed its cash management procedures to avoid the need to incur indebtedness that would otherwise require a modification of the terms of the Indenture and has accumulated a cash balance of $95.7 million ($50 million of which must be used to make the required loan prepayment described above) as of September 30, 1998. The Company believes that cash provided by operations will be sufficient to finance its current operations for at least the next 12 months or until the borrowing restriction is eliminated.

     Other Balance Sheet Changes: The decrease in accrued payroll and related taxes and benefits at September 30, 1998, compared to December 31, 1997 is due to the difference in the number of days' costs accrued at each period-end. At December 31, 1997, other assets was primarily comprised of payments for businesses acquired late in the year. The payments were then allocated to the various underlying acquired assets in early 1998.

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

     Beginning in late 1997, the Company conducted a comprehensive review of its existing computer systems, including an assessment of the nature and potential extent of the impact of the Year 2000 Issue. As a result, the Company has begun the modification process of its software in order for its computer systems to function properly in the year 2000 and thereafter. The Company is utilizing internal resources to reprogram and test the software for the year 2000 modifications. The project is currently on schedule and the Company anticipates all phases of the project, including the testing and implementation phases, to be completed by December 31, 1998. Further, the Company's systems underwent two external assessments of the Year 2000 Issue and received a "low" risk rating. The total cost of the project is not expected to have a material effect on the Company's results of operations; all costs are being expensed as incurred.

     Additionally, a formal process has been instituted to assess other potential risks the Company may face in light of the Year 2000 Issue. Examples of such issues include, but are not limited to, electronic interfaces with external agents such as payors (including Medicare and Medicaid), banks and suppliers. As a contingency, in the event of failure on the part of an external agent, the exchange of data and payments can continue via paper documents and other more-traditional methods. Potential internal operational issues include date-sensitive security systems and elevators. Another area of potential risk is with certain patient service equipment items that have microprocessors with date functionality that could malfunction in the year 2000. Among other steps, the Company has initiated formal communications with all its significant suppliers of patient service equipment to ensure those third parties are also working to remediate their own year 2000 issues, if applicable. If the Company is unable to resolve all its Year 2000 issues with external agents, it may have a material adverse effect on the Company's business, results of operations or financial condition.

     Expectations about future year 2000-related costs are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations, including the success of the Company in identifying systems and programs that are not year 2000-ready, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 Issue.

     Recent Developments: In October 1998, the Company announced that it expects to make a distribution of rights entitling stockholders to subscribe, on a prorata basis, for an aggregate of approximately $50 million principal amount of the Company's convertible subordinated debentures. The Company has entered into a standby purchase agreement with one of its institutional stockholders on behalf of certain of its affiliates pursuant to which the stockholder has agreed, subject to certain conditions, to purchase any of the debentures not purchased by others in the offering. A registration statement for the rights offering is expected to be filed with the Securities and Exchange Commission in the near future; the record date is set for December 1, 1998.

      On July 8, 1998, the Company issued a press release reporting that it had received six subpoenas from the U. S. Attorney's office in Sacramento, California, requesting documents related to the Company's billing practices. The documents requested include those located at the Company's corporate headquarters and offices in San Diego and Sacramento, California, and Canonsburg, Pennsylvania. On July 29, 1998, the Company received another subpoena requesting additional billing-related documents from its Sacramento office. The Company is in the process of complying with the subpoenas.

     The Company has experienced problems as the result of errors and deficiencies in supporting documentation affecting a portion of its billings, including billings under the Medicare and Medicaid programs. If the U.S. Attorney were to conclude that such errors and deficiencies constituted criminal violations, or were to make claims for the maximum amount potentially recoverable as a result, the Company could face criminal charges and/or civil claims for amounts that would be highly material to its business and financial condition. Such amounts could include claims for treble damages. It is the Company's position that the assertion of criminal charges or the assertion of any such claims would be unwarranted. If such charges or claims were asserted, the Company believes that it would be in a position to assert numerous defenses. However, no assurance can be provided as to the outcome of any such possible proceedings.

     Presently, the Company is unaware of what claims or proceedings, if any, the government may be contemplating with respect to these subpoenas.

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

               Two similar class actions were filed during July, 1998 in the Superior Court for the State of California for the County of Orange:
          Schall v. Apria Healthcare Group Inc., et al. (Case No. 797060) and Thompson v. Apria Healthcare Group Inc., et al. (Case No. 797580). These two actions were consolidated by a Court Order dated October 22, 1998. Pursuant to that Order, a consolidated and amended complaint must be filed by December 7, 1998. The Company anticipates that allegations similar to those asserted in the Amended Complaint in the federal action will be asserted in the consolidated state action, although the claims will be founded on state law, as opposed to federal law.

               The Company believes that it has meritorious defenses to the plaintiffs' claims in all of these class actions, and it intends to vigorously defend itself in both the federal and state cases. In the opinion of the Company's management, the ultimate disposition of these class actions will not have a material adverse effect on the Company's financial condition or results of operations.

                On July 8, 1998, the Company issued a press release reporting that it had received six subpoenas from the U. S. Attorney's office in Sacramento, California, requesting documents related to the Company's billing practices. The documents requested include those located at the Company's corporate headquarters and offices in San Diego and Sacramento, California, and Canonsburg, Pennsylvania. On July 29, 1998, the Company received another subpoena requesting additional billing-related documents from its Sacramento office. The Company is in the process of complying with the subpoenas.

                The Company has experienced problems as the result of errors and deficiencies in supporting documentation affecting a portion of its billings, including billings under the Medicare and Medicaid programs. If the U.S. Attorney were to conclude that such errors and deficiencies constituted criminal violations, or were to make claims for the maximum amount potentially recoverable as a result, the Company could face criminal charges and/or civil claims for amounts that would be highly material to its business and financial condition. Such amounts could include claims for treble damages. It is the Company's position that the assertion of criminal charges or the assertion of any such claims would be unwarranted. If such charges or claims were asserted, the Company believes that it would be in a position to assert numerous defenses. However, no assurance can be provided as to the outcome of any such possible proceedings.

                Presently, the Company is unaware of what claims or proceedings, if any, the government may be contemplating with respect to these subpoenas.

Items 2-3.     Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders

               (a)  Annual Meeting of Stockholders of the Company on July 28,
                    1998.

               (b) Directors re-elected at the Annual Meeting for a term expiring in 2001:
                         Philip R. Lochner, Jr.
                         Beverly Benedict Thomas

                    Members of the Board whose terms expire in 1999:
                         David L. Goldsmith
                         Leonard Green
                         Richard H. Koppes

                    Members of the Board whose terms expire in 2000:
                         Philip L. Carter
                         H.J. Mark Tompkins
                         Ralph V. Whitworth

               (c)  Matters Voted Upon at Annual Meeting:

                    Election of Directors - The Company's Board currently consists of nine directors and is divided into three classes with staggered three year terms. Stockholder voting results for the two directors re-elected were as follows:

                                                     FOR            WITHHELD
                                                  ---------        ---------
                    Philip R. Lochner, Jr.        43,402,444       1,031,250
                    Beverly Benedict Thomas       43,402,743       1,030,951

Item 5.   Other Information

          David H. Batchelder was elected to the Board of Directors at the July 28, 1998 Board meeting immediately following the Annual Meeting. His term will expire in 2001.

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit
               Number    Reference
               -------   ---------

               10.1 Standby Purchase Agreement dated as of November 3, 1998 between Apria Healthcare Group Inc. and Relational Investors, LLC, on behalf of the entities named therein.

               10.2 Registration Rights Agreement dated as of November 3, 1998 between Apria Healthcare Group Inc. and Relational Investors, LLC, on behalf of the entities named therein.

               10.3 Amended and Restated Credit Agreement dated as of November 13, 1998 between Apria Healthcare Group Inc. and certain of its subsidiaries and Bank of America National Trust and Savings Association, NationsBank, N.A., and other financial institutions.

               16.1 Letter dated July 8, 1998 from Ernst & Young, LLP addressed to the Securities and Exchange Commission. Incorporated by reference to the Company's Current Report on Form 8-K, filed on July 6, 1998.

               27.1      Financial Data Schedule.

          (b) Reports on Form 8-K:

               1. The Company filed a Current Report on Form 8-K, dated July 6, 1998, with the Securities and Exchange Commission reporting that the Company had elected to change the independent auditors for the Company's fiscal year ending December 31, 1998. The Company reported the following specific information:

               (i) Effective July 6, 1998, the Company dismissed Ernst & Young, LLP as its independent auditors for the fiscal year ending December 31, 1998.

               (ii) The reports of Ernst & Young, LLP on the financial statements for each of the past two years contained no adverse opinion or disclaimer of opinion, and no such report was qualified or modified as to uncertainty, audit scope or accounting principles.

               (iii) The decision to change independent auditors was not recommended or approved by the Audit Committee of the Company's Board of Directors.

               (iv) There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, between the Company and its independent auditors during the Company's two most recent fiscal years or during the year-to-date period ended July 6, 1998.

               2. The Company filed a Current Report on Form 8-K, dated July 15, 1998, with the Securities and Exchange Commission reporting that the Company had engaged Deloitte & Touche LLP as the principal accountants to audit the Company's financial statements for the fiscal year ending December 31, 1998.

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


                                        APRIA HEALTHCARE GROUP INC.
                                        ---------------------------
                                                Registrant



November 16, 1998                       /s/JAMES E. BAKER
                                        ----------------------------
                                        James E. Baker
                                        Vice President, Controller
                                        (Chief Accounting Officer)

                                 EXHIBIT INDEX


               Exhibit
               Number    Description
               -------   -----------

               10.1 Standby Purchase Agreement dated as of November 3, 1998 between Apria Healthcare Group Inc. and Relational Investors, LLC, on behalf of the entities named therein.

               10.2 Registration Rights Agreement dated as of November 3, 1998 between Apria Healthcare Group Inc. and Relational Investors, LLC, on behalf of the entities named therein.

               10.3 Amended and Restated Credit Agreement dated as of November 13, 1998 between Apria Healthcare Group Inc. and certain of its subsidiaries and Bank of America National Trust and Savings Association, NationsBank, N.A., and other financial institutions.

               16.1 Letter dated July 8, 1998 from Ernst & Young, LLP addressed to the Securities and Exchange Commission. Incorporated by reference to the Company's Current Report on Form 8-K, filed on July 6, 1998.

               27.1      Financial Data Schedule.