Form 10-K/A
period 1997-12-31
APRIA HEALTHCARE GROUP INC
filed 1998-11-25
CIK 882289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                Amendment No. 3

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None

     This Amendment No. 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 is filed to modify Note 1 and the Report of Independent Auditors to the Registrant's Consolidated Financial Statements.


     Item 8 of Part II and Item 14 of Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 are amended in their entirety as follows:


                                    PART II


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


Since the date of completion of our audit of the accompanying consolidated financial statements and initial issuance of our report thereon dated March 11, 1998 (except for Notes 5, 12 and 14, as to which the dates are April 2, 1998, April 9, 1998 and April 3, 1998, respectively), the Company, as discussed in
Note 1, has experienced a substantial reduction in revenues and has recognized significant losses that adversely affect the Company's consolidated financial position and liquidity. Additionally, the Company projects that it will incur a net loss for the year ending December 31, 1998, and its credit agreement was amended in November 1998 to enable the Company to comply with its covenants and to effect other changes. Note 1 provides additional information and describes Management's plan to improve the Company's performance.


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


                                             ERNST & YOUNG LLP




Orange County, California
March 11, 1998 (except for Notes 5, 12 and 14,
               as to which the dates are April 13,
               1998, April 9, 1998 and April 3, 1998,
               respectively and Note 1, as to which
               the date is November 13, 1998)

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


        Operations: The Company has reported a net loss of $273 million for the year ended December 1997 due primarily to (1) recognition of impairment in its infusion business goodwill, (2) high levels of bad debt write-offs and revenue adjustments, (3) charges for excess quantities, obsolescence and shrinkage of patient service equipment and inventory, (4) impairment of certain of its information systems hardware and internally developed software, and (5) severance and related costs associated with a reduction in its labor force. Consequently, the Company reported an accumulated deficit of $250 million at December 31, 1997.

        Further, the Company has reported a net loss of $210 million (unaudited) for the nine months ended September 30, 1998 and projects a loss for the year primarily due to reductions in Medicare reimbursement rates, and charges taken in the third quarter including: (1) recognition of impairment in its goodwill and other intangible assets, (2) charges taken in conjunction with exiting certain product lines in specific geographic areas, (3) high levels of bad debt write-offs and revenue adjustments, and (4) impairment of certain long-lived assets and internally developed software. As a result of the losses, the accumulated deficit increased to $460 million (unaudited) at September 30, 1998.

        Despite the losses recognized during the nine months ended September 30, 1998, the Company generated cash flow from its operations of $100 million (unaudited).

        The Company's credit agreement with a syndicate of banks and was amended twice in 1997 and further amended in January, March, April and November of 1998. In connection with the latest amendment, the Company made a $50 million repayment of the loan. The remaining indebtedness under the credit agreement was restructured into a $288 million term loan and a $30 million revolving credit facility with a maturity date of August 9, 2001. Term loan principal payments are payable quarterly, in varying amounts, commencing on March 31, 1999 and continuing through June 30, 2001. Also, the amended agreement requires that the Company issue not less than $50 million of convertible subordinated debentures by February 28, 1999, the net proceeds of which must be applied to the term loan. (The Company expects to make a distribution of rights entitling stockholders to subscribe, on a prorata basis, for an aggregate of approximately $50 million principal amount of the Company's convertible subordinated debentures. The Company has entered into a standby purchase agreement with one of its institutional stockholders, subject to certain conditions, to purchase any of the debentures not purchased by others in the offering.) Further, between the effective date of the latest amendment and the earlier of February 28, 1999 or the issuance date of the convertible subordinated debentures, the Company is subject to prepayments on the term loan based on excess cash flow (as defined by the agreement). The credit agreement, as amended, allows the Company to make acquisitions under an acquisition "basket" provision of up to $62 million, subject to certain restrictions, that may be increased given certain levels of financial performance by the Company. In 1999, the acquisition limit is subject to dollar for dollar reduction by the amount of any unusual cash expenses (as defined by the agreement) incurred and paid in 1999.

        Under the terms of the amended credit agreement, the Company is required to maintain certain financial covenants. As of September 30, 1998, the Company was in compliance with these covenants. Management believes it will be in compliance with the covenants in the future, but in the event of noncompliance, the Company also believes it can obtain waivers. However, there can be no assurance that additional waivers will be obtained if the Company fails to maintain compliance. Any default under the documents governing indebtedness of the Company could have a significant adverse effect on the financial position, results of operations or liquidity of the Company.

        In July 1998, after an evaluation of the business, the Company's new management team announced its strategic plan, or "reorganization", to improve the Company's performance. The key elements of the reorganization are: (1) no change would be made to the fundamental nature of the business, (2) the Company would withdraw from unprofitable components of the business, which would include exiting certain portions of the infusion therapy business, (3) a comprehensive cost reduction and capital conservation program would be instituted, (4) the debt and capital structure would be examined, and (5) the Company would pursue expansion through internal growth and acquisitions. In the opinion of Management, as these plans are implemented, they are expected to contribute significantly to reducing losses and, ultimately, returning the Company to profitability; however, there can be no assurance that the Company will achieve profitability. Management believes that the Company has sufficient sources of financing to continue operations and fund its expansion plans throughout 1998 and 1999; however, if this is not the case, the Company will need to obtain additional capital and there can be no assurance that any additional equity or debt financing will be available. The Company's long-term success is dependent on Management's ability to successfully execute its strategic plan and, ultimately, the Company's ability to achieve sustained profitable operations.


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


Dated: November 25, 1998


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
     10.26     Resignation and General Release Agreement dated September
               26, 1997, between Apria Healthcare Group Inc. and Steven T.
               Plochocki.                                                       (q)
     10.27     Resignation and General Release Agreement dated November 7,
               1997, between Apria Healthcare Group Inc. and Gary L.
               Mangiofico.                                                      (t)
     10.28     Apria Healthcare Group Inc. 1997 Stock Incentive Plan, dated
               December 16, 1997.                                               (r)
     10.29     Resignation and General Release Agreement dated January 19,
               1998, between Apria Healthcare Group Inc. and Jeremy M.
               Jones.                                                           (t)
     10.30     Executive Employment Agreement dated January 26, 1998,
               between Apria Healthcare Group Inc. and Lawrence M. Higby.       (t)
     10.31     Third Amendment to Credit Agreement and Waiver, dated
               January 30, 1998, among Apria Healthcare Group Inc. and
               certain of its subsidiaries, Bank of America National Trust and Savings Association, Nationsbank of Texas, N.A. and
               other financial institutions party to the Credit Agreement.      (t)
     10.32     Stock Purchase Agreement dated February 3, 1998, by and
               among, JLL Argosy Apria, LLC, CIBC WG Argosy Merchant Fund
               2, LLC, Joseph Littlejohn and Levy Fund III, LP and Apria
               Healthcare Group Inc.                                            (s)
     10.33     Stockholder Agreement dated February 3, 1998, by and among,
               JLL Argosy Apria, LLC, CIBC WG Argosy Merchant Fund 2, LLC,
               Joseph Littlejohn and Levy Fund III, LP, Relational
               Investors, LLC, HBI Financial, Inc. and Apria Healthcare
               Group Inc.                                                       (s)
     10.34     Resignation and General Release Agreement dated February 4,
               1998, between Apria Healthcare Group Inc. and Jerome J.
               Lyden.                                                           (t)
     10.35     Fourth Amendment to Credit Agreement and Waiver, dated March
               13, 1998, among Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Trust and Savings
               Association, Nationsbank of Texas, N.A. and other financial
               institutions party to the Credit Agreement.                      (t)
     10.36     Security Agreement, dated March 13, 1998, between Apria
               Healthcare Group Inc., Apria Healthcare, Inc., and certain of its subsidiaries and Bank of America National Trust and
               Savings Association.                                             (t)
     10.37     Fifth Amendment to Credit Agreement and Waiver, dated April
               15, 1998 among Apria Healthcare Group Inc. and certain of
               its subsidiaries, Bank of America National Trust and Savings
               Association, NationsBank of Texas, N.A. and other financial
               institutions party to the Credit Agreement.                      (u)
     10.38     First Amendment to Security Agreement dated April 15, 1998 among Apria Healthcare Group Inc. and certain of its
               subsidiaries, Bank of America National Trust and Savings
               Association, NationsBank of Texas, N.A. and other financial
               institutions party to the Credit Agreement.                      (u)
      21.1     List of Subsidiaries.                                            (t)
      23.1     Consent of Ernst & Young LLP, Independent Auditors.              (t)
      27.1     Financial Data Schedule.                                         (t)
      27.2     Restated Quarterly Financial Data Schedule.                      (t)


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