Form 10-K
period 1998-12-31
APRIA HEALTHCARE GROUP INC
filed 1999-04-05
CIK 882289

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                                       OR
  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 1, 1999, there were outstanding 51,799,035 shares of the Registrant's common stock, par value $0.001, which is the only class of common stock of the Registrant. As of April 1, 1999 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $12.00 per share as reported by the New York Stock Exchange, was approximately $468,383,820.

                       Documents Incorporated by Reference

None.

                                     PART I

ITEM 1.  BUSINESS

General

     Apria Healthcare Group Inc. provides comprehensive home healthcare services through approximately 320 branch locations which serve patients in all 50 states. Apria has three major service lines: home respiratory therapy, home infusion therapy, and home medical equipment. The following table provides examples of the services and products in each:

    SERVICE LINE                  EXAMPLES OF SERVICES AND PRODUCTS
    ------------                  ---------------------------------
    Home respiratory therapy      Provision  of oxygen  systems,  home
                                  ventilators and nebulizers, which are
                                  devices to disperse medication as an aerosol

    Home infusion therapy         Administration of 24-hour access to
                                  intravenous or enteral nutrition, anti-
                                  infectives, chemotherapy and other medications

    Home medical equipment        Provision  of patient room equipment,
                                  principally hospital beds, wheelchairs and ambulatory aids, to patients receiving care at home


     Apria was formed through the merger of Homedco Group, Inc. and Abbey Healthcare Group Incorporated. Apria was incorporated in 1991 in the State of Delaware.


BUSINESS STRATEGY

     The management and Board of Directors of Apria changed substantially in 1998. Philip L. Carter became Chief Executive Officer in May 1998. Under Mr. Carter's leadership, Apria is implementing a strategy aimed at achieving profitable operating results through the following principal elements:

     REMAIN IN CORE BUSINESSES, WITH INCREASED EMPHASIS ON HOME RESPIRATORY THERAPY. Apria intends to remain in its core businesses of home respiratory therapy, home infusion therapy and home medical equipment. However, Apria expects to increase the percentage of net revenues generated by respiratory therapy with a corresponding reduction in the percentage of net revenues generated by infusion therapy and home medical equipment. Apria's home respiratory therapy business historically has produced higher margins than its home infusion therapy and home medical equipment businesses.

     DIVEST OR CLOSE, ON A SELECTIVE BASIS, UNPROFITABLE BUSINESS OPERATIONS IN PARTICULAR GEOGRAPHIC AREAS. As of December 31, 1998, Apria had substantially completed the process of exiting the infusion therapy business in Texas, California, Louisiana, West Virginia, western Pennsylvania, and downstate New York. Apria continues to evaluate the profitability of all its contracts, business lines and locations to determine if further divestitures or closures are appropriate.

     REDUCE COSTS IN CORPORATE AND FIELD OPERATIONS. Apria seeks to reduce costs both at its corporate headquarters and in the field through:

     -identifying improvement opportunities in specific operating procedures in the areas of purchasing, distribution and inventory management and implementing uniform operating thresholds in order to increase efficiency and lower costs

     -consolidating and closing smaller branches, billing centers and field support facilities throughout the United States

     -reducing labor costs at its corporate and field locations; approximately 1,500 full-time equivalent positions were eliminated during 1998

     -reducing office space at its headquarters

Going forward, Apria intends to continue to focus resources on identifying and implementing more cost-effective and efficient methods of delivering products and services.

     IMPROVE APRIA'S CAPITAL STRUCTURE. In November 1998, Apria amended its credit agreement which resulted in a required $50 million prepayment of its credit facility and revisions to certain provisions permitting Apria to pursue acquisition opportunities. Pursuant to the amended credit agreement, Apria is required to pursue a debt or equity offering to raise an additional $50 million to further repay its term loan. The combination of these two actions is intended to provide the company with somewhat greater flexibility to implement its business strategy which includes growth through acquisitions.

     EXPAND THROUGH INTERNAL GROWTH AND ACQUISITIONS. Apria intends to expand through internal growth and acquisitions in its target markets subject to limitations contained in Apria's bank credit agreement. Apria plans to increase its acquisition activity in 1999 and intends to focus growth primarily in its home respiratory therapy business.

     Achieving Apria's objectives is subject to competitive and other factors outside of Apria's control. See "Business - Risk Factors".


LINES OF BUSINESS

         Apria derives substantially all of its revenue from the home healthcare segment of the healthcare market in principally three service lines: home respiratory therapy, including home-delivered respiratory medications, home infusion therapy and home medical equipment. In all three lines, Apria provides patients with a variety of clinical services, related products and supplies, most of which are prescribed by a physician as part of a care plan. These services include:

     -high-tech infusion nursing, respiratory care and pharmacy services

     -educating patients and their caregivers about the illness and instructing them on self-care and the proper use of products in the home

     -monitoring patient compliance with individualized treatment plans

     -reporting to the physician and/or managed care organization

     -maintaining equipment

     -processing claims to third-party payors

Apria provides numerous services directly to its patients, and purchases or rents the products needed to complement the service.

     The following table sets forth a summary of net revenues by service line, expressed as percentages of total net revenues:

                                                  Year Ended December 31,
                                                  -----------------------
                                              1998          1997         1996
                                              ----          ----         ----

      Respiratory therapy..................    59%           51%          50%
      Infusion therapy.....................    23%           24%          25%
      Home medical equipment/other.........    18%           25%          25%
                                              ----          ----         ----
            Total net revenues.............   100%          100%         100%
                                              ====          ====         ====


     RESPIRATORY THERAPY. Apria provides home respiratory therapy services to patients with a variety of conditions, including:

     -cystic fibrosis

     -nervous system-related respiratory conditions

     -chronic diseases relating to blocking or clogging of the lungs such as emphysema, chronic bronchitis and asthma

Apria employs a clinical  staff of  respiratory  care  professionals  to provide
support   to   its   home   respiratory    therapy   patients,    according   to
physician-directed treatment plans and a proprietary acuity program.

     Approximately 66% of Apria's respiratory therapy revenues are derived from the provision of oxygen systems, home ventilators and nebulizers, which are devices to aerosolize medication. The remaining respiratory revenues are generated from the provision of:

     -apnea monitors used to monitor the vital signs of newborns

     -continuous positive airway pressure devices used to control adult sleep apnea

     -noninvasive  positive pressure ventilation

     -other respiratory therapy products

     Apria has developed a home respiratory medication service, which is fulfilled through the Apria Pharmacy Network. Through this network, Apria offers its patients physician-prescribed medications to accompany the nebulizer through which they are administered. This comprehensive program offers patients and payors a broad base of services from one source, including the delivery of medications in premixed unit dose form, pharmacy services, patient education and claims processing.

     INFUSION THERAPY. Home infusion therapy involves the administration of, and 24-hour access to:

     -parenteral and enteral nutrition

     -anti-infectives

     -chemotherapy

     -other intravenous and injectable medications

     Depending on the therapy, a broad range of venous access devices and pump technology may be used to facilitate homecare and patient independence. Apria employs licensed pharmacists and registered high-tech infusion nurses who have specialized skills in the delivery of home infusion therapy. Apria currently operates 28 pharmacy locations to serve its home infusion patients.

     A number of factors have impacted the profitability of Apria's infusion therapy business line. Increased managed care penetration has exposed Apria to the intense price competition of these markets. The expectations of managed care customers are becoming cost-prohibitive and nursing costs are very high. Hospitals, traditionally a major referral source, are expanding their own infusion services. In response to these factors, Apria performed a comprehensive review of its infusion therapy business in the second and third quarters of 1998. By the end of 1998, Apria had substantially completed the process of exiting the infusion business in certain geographic areas where it was not meeting profitability thresholds. Apria is currently working to improve the profitability of its infusion business in the remaining markets by implementing standardization initiatives and optimal operating thresholds.

     HOME MEDICAL EQUIPMENT/OTHER. Apria's primary emphasis in the home medical equipment line of business is on the provision of patient room equipment, principally hospital beds and wheelchairs. Apria's integrated service approach allows patients and managed care systems accessing either respiratory or infusion therapy services to also access needed home medical equipment through a single source.

     As Apria's managed care organization customer base has grown, management has recognized the need to expand its ability to provide value-added services to managed care organizations. Rather than directly provide certain non-core services itself, Apria aligns itself with other segment leaders, such as medical supply distributors, through formal relationships or ancillary networks. Such networks must be credentialed and qualified by Apria's Clinical Services department.


ORGANIZATION AND OPERATIONS

     ORGANIZATION. As a result of reorganizations effected in 1998, Apria's approximately 320 branch locations are organized into four geographic divisions, which are further divided into 15 geographic regions. Each region is operated as a separate business unit and consists of a number of branches and a regional office. The regional office provides each of its branches with key support services such as billing, purchasing and equipment repair. Each branch delivers home healthcare products and services to patients in their homes and other care sites through the branch's fleet and qualified personnel. This structure is designed to create operating efficiencies associated with centralized services while promoting responsiveness to local market needs.

     Although Apria continues to operate with a large network of regional operations, the company recently implemented a vertically-integrated management organization in certain key functional areas, including sales, logistics, operations and revenue management with direct reporting and accountability to corporate headquarters. Apria believes that its new structure will provide more controls and consistency among its regions and branches and help to develop standard policies and procedures while eliminating many of the problems inherent with a decentralized network of regions and branches. Its earliest implementation was in the area of sales and operations. Previously, each regional manager was responsible for all aspects of sales and operations, including generating new business, operating branches and reimbursement. Under the new structure, the sales organization is responsible for generating new business from both traditional and managed care markets, while the operations organization is responsible for customer service, reimbursement and asset management. In addition to the sales and operations functional areas, Apria established a centralized revenue management functional area. Revenue management, based at Apria's headquarters, works with the network of branches and regions to standardize the processes of order intake, billing and collections. Apria has also established a coordinated purchasing structure to obtain lower prices, reduce inventory levels and improve the distribution of inventory items to the company's branch locations.

     CORPORATE COMPLIANCE. As a leader in the home healthcare industry, Apria has made a commitment to providing quality home healthcare services and products while maintaining high standards of ethical and legal conduct. Apria believes that operating its business with honesty and integrity is essential. Apria's
Corporate Compliance Program is designed to accomplish these goals through employee education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits and other programs.

     OPERATING SYSTEMS AND CONTROLS. The company's business is dependent, to a substantial degree, upon the quality of its operating and field information systems for the establishment of accurate and profitable contract terms, accurate order entry and pricing, billing and collections, and effective monitoring and supervision. Difficulties encountered in the conversion to a common system of the previously separate operations of Abbey and Homedco, following their 1995 merger, led to a high level of accounts receivable write-offs. Also contributing to the write-offs were functional inadequacies of the information systems. Examples of such inadequacies included decentralized pricing tables which forced reliance on personnel at the numerous branches and billing centers to enter pricing updates on a timely basis; and the inability to aggregate data at a regional or company-wide level, thereby inhibiting management's ability to quickly identify negative trends. During 1997, the company committed to a two-year plan to implement a large-scale fully-integrated enterprise resource planning system to address year 2000 issues and facilitate correction of the functional shortcomings referred to above. Following a reevaluation of the costs, benefits and risks of the development project, the plan was canceled in 1998 except for the work required to resolve year 2000 issues, which has been substantially completed. As a part of the decision to cancel the new system, management performed an evaluation of its current systems. A significant conclusion of that evaluation was that the platform on which the respiratory/home medical equipment system currently operates is adequate but the infusion billing system operates on an obsolete platform which is no longer supported by the computer industry. To mitigate this particular risk, address certain other weaknesses of the current systems and to position itself to meet future needs, Apria embarked on a reengineering of the systems. The project includes a rewriting of the order entry, billing and accounts receivable modules and the installation of supply chain management software to replace the inventory and purchasing modules. The processing of transactions for all product lines, including infusion therapy, will be addressed by these changes. Apria believes that the implementation of these changes will substantially improve its systems. Nonetheless, such implementation could have a disruptive effect on billing and collection activity. See "Business - Organization and Operations - Receivables Management".

     Management is currently giving a high priority to the implementation of optimal operating standards throughout Apria. Apria has established performance indicators which measure operating results against expected thresholds, for the purpose of allowing all levels of management to monitor, identify and adjust areas requiring improvement. Operating models with strategic targets have been developed to move Apria toward more effectively managing labor expenses and the customer service, accounts receivable, clinical, and distribution areas of its business. Apria's management team is compensated using performance-based incentives focused on quality revenue growth, gross profit, timely cash collections and improvement in operating income.

     Failure to resolve the systems and operational problems experienced in prior periods and to implement optimal operating standards successfully would have a significant negative impact on results of operations.

     PAYORS. Apria derives substantially all its revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. For 1998, approximately 26% of Apria's net revenues were derived from Medicare and 10% from Medicaid. Generally, each third-party payor has specific claims requirements. Apria has policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.

     RECEIVABLES MANAGEMENT. Apria operates in an environment with complex requirements governing billing and reimbursement for its products and services. Since the 1995 merger of Abbey and Homedco, Apria has had difficulties in a number of areas relating to billing and subsequent collection of accounts receivable. The merger resulted in a restructuring plan which included a very rapid consolidation of operating locations and the conversion of all locations to standardized information systems. There were over 100 branch closures/consolidations and 496 systems conversions. The branch closures/consolidations were effected soon after the June 1995 merger, but the system conversions were not completed until September 1996. Together with very high employee turnover during this period, the consolidations and system conversions had a major impact on the revenue processes of order taking, product delivery, billing and collections and ultimately led to a high level of accounts receivable write-offs.

         Apria believes that the primary factors contributing to the unusually high level of revenue adjustments include:

     -subsequent changes to estimated revenue amounts or denials for services not covered due to changes in patient's coverage

     -failure to document initial service authorizations or continued service authorizations in required timeframes

     -differences in contract prices due to complex contract terms or a customer service representative's lack of familiarity with a contract, payor or system price

     -high turnover of customer service and billing representatives

     The high level of bad debt write-offs can be partially attributable to Apria's high concentration of managed care business. Apria has had difficulties collecting its receivables from managed care payors.

     The effects of all these factors necessitated charges to increase Apria's allowance for revenue adjustments of $18.3 million, $40 million and $32.3 million in 1998, 1997 and 1996, respectively and charges to increase the allowance for doubtful accounts of $13.6 million, $61.4 million and $9 million in 1998, 1997 and 1996, respectively.

     Although management addressed these issues with a number of initiatives during 1996 and 1997, improvement in timely and accurate billings has been slow. During 1998, Apria took several additional steps to address the most significant factors contributing to revenue adjustments and write-offs which include:

     -software   enhancements   to  simplify   the   order-intake   process  and
     specifically the process of selecting products/services and payors

     -enhanced quality assurance programs designed to improve workflow and billing accuracy

     -aligning responsibility for revenue qualification, billing and receivables collections within a defined functional group reporting to the corporate office


MARKETING

     Through its field sales force, Apria markets its services primarily to managed care organizations, physicians, hospitals, medical groups and home health agencies and case managers. The following sample marketing initiatives address the requirements of its referring customers:

     AUTOMATED CALL ROUTING THROUGH A SINGLE TOLL-FREE NUMBER. This allows select managed care organizations and other customers to reach any of Apria's 320 locations and to access the full range of Apria services through a single central telephone number:
1-800-APRIA-88.

     JOINT COMMISSION ON ACCREDITATION OF HEALTHCARE ORGANIZATIONS. The Joint Commission on Accreditation of Healthcare Organizations is a nationally recognized organization which develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home healthcare industry has grown, the need for objective quality measurements has increased. Accreditation by the Joint Commission on Accreditation of Healthcare Organizations entails a lengthy review process which is conducted every three years. Accreditation is increasingly being considered a prerequisite for entering into contracts with managed care organizations at every level. Because accreditation is expensive and time consuming, not all providers choose to undergo the process. Due to its leadership role in establishing quality standards for home healthcare and its active and early participation in this process, Apria is viewed favorably by referring healthcare professionals. Substantially all of Apria's branch locations are accredited by or in the process of receiving accreditation from the Joint Commission on Accreditation of Healthcare Organizations.

     CLINICAL MANAGEMENT SERVICES. As more alternate site healthcare is managed and directed by various managed care organizations, new methods and systems are sought to simultaneously control costs and improve outcomes. Apria has developed a series of programs designed to proactively manage patients in conjunction with a managed care partner and the patient's physician in an alternate site setting. These services may include:

     -patient and environmental assessments

     -screening/diagnostics

     -patient education

     -clinical monitoring

     -pharmacological management

     -utilization and outcome reporting

     PHYSICIAN RELATIONS. Apria's physician relations group places phone calls to physician offices in an effort to increase and enhance awareness of Apria's services and stimulate interest in Apria. Physician relations representatives work closely with sales professionals throughout the country to identify, develop and maintain quality relationships.


SALES

     Apria employs approximately 380 sales professionals whose primary responsibility is to target key customers for all lines of business. Key customers include but are not limited to hospital-based healthcare professionals, physicians and their staffs, and managed care organizations. Sales professionals are afforded the necessary clinical and technical training to represent Apria's major service offerings of home respiratory therapy, home infusion therapy and home medical equipment. As larger segments of the marketplace become involved with managed care, specific portions of the sales force's working knowledge of pricing, contracting and negotiating, and specialty-care management programs are being enhanced as well.

     An integral component of Apria's overall sales strategy is to increase volume through managed care organizations and traditional referral channels. As Apria's various served markets evolve, the ultimate decision makers for healthcare services vary greatly from closed model managed care organizations to preferred provider networks which are controlled by more traditional means. Apria's selling structure and strategies are driven largely by these changing market factors and will continue to adjust as further consolidation occurs. Managed care organizations continue to represent a significant portion of Apria's business in several of its primary metropolitan markets. No single account, however, represented more than 7% of Apria's total net revenues for 1998. Among its more significant managed care agreements, the company has contracts with United HealthCare Corporation, Kaiser Permanente, Aetna/U.S. Healthcare Health Plans, Olsten Network Management, Inc., Health Insurance Plan of New York, PacifiCare Health Systems, Inc. and Humana Health Plans. Apria also offers discount agreements and various fee-for-service arrangements to hospitals or hospital systems whose patients have home healthcare needs.


COMPETITION

     The segment of the healthcare market in which Apria operates is highly competitive. In each of its lines of business there are a limited number of national providers and numerous regional and local providers. The competitive factors most important in the regional and local markets are:

     -reputation   with  referral   sources,   including  local  physicians  and
     hospital-based professionals

     -price of services

     -ease of doing business

     -quality of care and service

     -range of home healthcare services

     The competitive factors most important in the larger, national markets are the foregoing factors and:

     -wide geographic coverage

     -ability to develop and maintain contractual relationships with managed care organizations

     -access to capital

It is increasingly important to be able to integrate a broad range of home healthcare services through a single source. Apria believes that it competes effectively in each of its business lines with respect to all of the above factors and that it has an established record as a quality provider of home respiratory therapy and home infusion therapy as reflected by the Joint Commission on Accreditation of Healthcare Organizations accreditation of its branches.

     Other types of healthcare providers, including hospitals, home health agencies and health maintenance organizations, have entered, and may continue to enter, Apria's various lines of business. Depending on their individual situation, it is possible that Apria's competitors may have, or may obtain, significantly greater financial and marketing resources than Apria.


GOVERNMENT REGULATION

     Apria is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various governmental programs, as more fully described below.

     MEDICARE AND MEDICAID REIMBURSEMENT. As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals such as persons over 65 and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged, or members of families with dependent children. In addition, Medicaid generally covers financially needy children, refugees and pregnant women.

     A substantial portion of Apria's revenue is attributable to payments received from third-party payors, including the Medicare and Medicaid programs and private insurers. In 1998, approximately 26% of Apria's net revenue was derived from Medicare and 10% from Medicaid. Effective January 1, 1998, the Medicare reimbursement rates for home oxygen therapy and respiratory drugs were reduced by 25% and 5%, respectively, pursuant to the provisions of the Balanced Budget Act of 1997. The estimated decrease in 1998 revenues and operating income resulting from these reimbursement reductions is approximately $57 million. A further reimbursement reduction of 5% on home oxygen therapy became effective on January 1, 1999. For each of the years 1998 through 2002, the Medicare update, or inflation factor, for Medicare-covered home medical equipment, home respiratory therapy and home infusion therapy is zero. The levels of revenues and profitability of Apria, similar to those of other healthcare companies, have been and will continue to be subject to the effect of changes in coverage or payment rates by third-party payors.

     Medicare carriers are private organizations that contract to serve as the government's agents for the processing of claims for items and services provided under Part B of the Medicare program. These carriers and Medicaid agencies also periodically conduct pre-payment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize healthcare claims more closely. In addition, the home healthcare industry is generally characterized by long collection cycles for accounts receivable due to the complex and time-consuming requirements, including collection of medical necessity documentation, for obtaining reimbursement from private and governmental third-party payors. Such long collection cycles or reviews and/or similar audits of Apria's claims and related documentation could result in significant recoupments or denials.

     The Balanced Budget Act of 1997 contained other items that affect reimbursement for home medical equipment and services under Medicare Part B, including the provision described above to freeze the Consumer Price Index adjustments for the years 1998 through 2002. The General Accounting Office was directed by the Balanced Budget Act of 1997 to report in 18 months on the effect of the reductions in oxygen reimbursement on accessibility by patients to home oxygen services. The General Accounting Office's report is expected to be released around April 1, 1999; home oxygen industry representatives have been provided an opportunity to preview the draft report. The primary conclusion of the draft report is that the reduction in Medicare payment rates for home oxygen has not had a major impact on access to home oxygen equipment and services. The Secretary of Health and Human Services was directed to arrange for peer review organizations to evaluate the access to, and quality of, home oxygen equipment.

     Other provisions of the Balanced Budget Act of 1997 that are likely to affect levels of reimbursement to Apria for home medical equipment under the Medicare program include:

     -new authority of the Secretary of Health and Human Services to increase or reduce the reimbursement for home medical equipment by 15% each year under an inherent reasonableness procedure

     -a reduction of the Medicare reimbursement for drugs and biologicals from the current level of (a) the lower of the estimated acquisition cost or (b) the national average wholesale price, to 95% of the national average wholesale price with a dispensing fee paid to Apria's pharmacy

     -a payment freeze between 1998 and 2002 for parenteral and enteral nutrients, supplies and equipment at 1995 payment amounts

     Under the Balanced Budget Act of 1997, some changes to the payment rules for home health agencies may impact how Medicare payments are made to suppliers. Currently, Apria submits Medicare bills under Medicare Part B and is paid for certain items and services furnished to Medicare Part B patients who are being treated by a home health agency and are under a plan of care. Under the prospective payment system mandated by the new legislation, home health agencies may be required to submit and receive payment for all items and services furnished under a plan of care. Therefore, once a prospective payment system is implemented for home health agencies, Apria's ability to continue to bill and receive payments directly from the Medicare program, for at least those patients who also meet the home health agency coverage requirements, may cease. Apria will still be able to provide items and services to Medicare patients under arrangements with the home health agencies, but Apria would be considered a vendor and payments might be subject to contractual agreements. Although the prospective payment system for home health agencies is scheduled to be effective October 1, 1999, the Health Care Financing Administration has indicated that due to implementation delays relating to the year 2000 issue, there likely will not be any changes before 2000.

     Finally, the Balanced Budget Act of 1997 proposed that suppliers of home medical equipment be required to post surety bonds equal to 15% of their previous year's Medicare revenues, in a minimum amount of $50,000 and up to a maximum of $3 million, as a condition of participation in the Medicare program. The bonds would be used to secure suppliers' performance and compliance with Medicare program rules and requirements. The deadline for securing such bonds has been extended indefinitely, as the Health Care Financing Administration is reviewing the bonding requirements pursuant to a recommendation by the United States General Accounting Office.

     The Balanced Budget Act of 1997 mandates that the Health Care Financing Administration conduct competitive bidding demonstrations for Medicare Part B items and services. Pursuant to this mandate, the Health Care Financing Administration has issued notice to providers, including Apria, in Polk County, Florida, of the structure and conditions for submitting bids to provide Medicare beneficiaries with five categories of home medical equipment, including oxygen, hospital beds, enteral products, surgical and urological supplies. The competitive bidding demonstration, the first of its kind by the Health Care Financing Administration and the first of five authorized by the Medicare Reform Act of 1997, could provide the Health Care Financing Administration and Congress with a model for implementing competitive pricing in all Medicare Programs. If such a competitive bidding system were implemented, it could result in lower reimbursement rates, exclude certain items and services from coverage or impose limits on increases in reimbursement rates.

     OPERATION RESTORE TRUST. In May 1995, the federal government announced an initiative, known as Operation Restore Trust, which would increase significantly the financial and human resources allocated to combating healthcare fraud, waste and abuse. Private insurers and various state enforcement agencies also have increased their scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices. Under Operation Restore Trust, the Office of the Inspector General of the Department of Health and Human Services, in cooperation with other federal and state agencies, initially focused on the activities of home health agencies, hospices, durable medical equipment suppliers and nursing homes in New York, Florida, Illinois, Texas, and California, states in which Apria has significant operations. In May 1997, Operation Restore Trust expanded to include 12 more states and, in 1998, to a total of 24 states and Puerto Rico, with the government indicating that Operation Restore Trust was being incorporated as a permanent operation throughout all government healthcare organizations nationwide.

     THE ANTI-KICKBACK STATUTE. As a provider of services under the Medicare and Medicaid programs, Apria is subject to the Medicare and Medicaid fraud and abuse laws (sometimes referred to as the "anti-kickback statute"). At the federal level, the anti-kickback statute prohibits any bribe, kickback or rebate in return for the referral of patients covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government including Medicare, Medicaid, and the Civilian Health and Medical Program of the Uniformed Services, among others. Violations of the anti-kickback statute may result in civil and criminal penalties and exclusion from participation in the federal healthcare programs. In addition, a number of states in which Apria operates have laws that prohibit certain direct or indirect payments (similar to the anti-kickback statute) or fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state funded healthcare programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

     PHYSICIAN SELF-REFERRALS. Subject to certain exceptions, certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as "Stark II", prohibit a physician from referring Medicare and Medicaid patients for "designated health services" to an entity with which the physician or a member of such physician's immediate family has a financial relationship. The term "designated health services" includes several services commonly performed or supplied by Apria, including durable medical equipment, home health services and parenteral and enteral nutrition. In addition, "financial relationship" is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. Stark II is broadly written and at this point, only proposed regulations have been issued to clarify its meaning and application. Regulations for a predecessor law, Stark I, were published in August 1995 and remain in effect, but provide little guidance on the application of Stark II to Apria's business. While the proposed Stark II regulations do not have the force and effect of law, they provide some guidance as to what may be included in the final version. Issued on January 9, 1998, the proposed regulations purport to define previously undefined key terms, clarify prior definitions and create new exceptions for certain "fair market value" transactions, de minimis compensation arrangements and discounts, among others. It is unclear when these regulations will be finalized and until such time, they cannot be relied upon in structuring transactions. In addition, a number of the states in which Apria operates have similar prohibitions on physician self-referrals. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians.

     FALSE CLAIMS. The False Claims Act imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in treble damages, civil monetary penalties and exclusion from the Medicare and Medicaid programs.

     The False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against a healthcare provider for violations of the False Claims Act. A qui tam suit may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed, and even if disclosed, the original source of the information leading to the public disclosure may still pursue such a suit. The typical private plaintiff in such a suit is a corporate insider who decides to become a whistleblower. However, the law does not prohibit outsiders from pursuing such suits and there has been an increase in outsiders pursuing them.

     In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff's counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts). In return for bringing the suit on the government's behalf, the statute provides that the private plaintiff is to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful. Recently, the number of qui tam suits brought against healthcare providers has increased dramatically. In addition, at least five states - California, Illinois, Florida, Tennessee, and Texas - have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained by a healthcare provider from the state (e.g., Medicaid funds provided by the state). Apria is presently named as a defendant in at least one qui tam suit, brought by Kirk Corsello in January 1998, which alleges that the company paid illegal kickbacks to physicians and physician groups in Florida in exchange for home oxygen referrals. The government recently announced that it would not join Mr. Corsello's suit at the present time; however, Mr. Corsello has indicated that he will continue to pursue the lawsuit. It is Apria's position that the assertions brought by Mr. Corsello with respect to the company are unwarranted. However, no assurance can be provided as to the outcome of this litigation.

     OTHER FRAUD AND ABUSE LAWS. The Health Insurance Portability and Accountability Act of 1996 created in part, two new federal crimes: "Health Care Fraud" and "False Statements Relating to Health Care Matters." The Health Care Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

     Recently, the federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the general fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area.

     INTERNAL CONTROLS. Apria maintains several programs designed to minimize the likelihood that Apria would engage in conduct or enter into contracts violative of the fraud and abuse laws. Contracts of the types subject to these laws are reviewed and approved at the corporate level. Apria maintains an extensive contract compliance review program established and monitored by its legal department. Apria also maintains various educational programs designed to keep its managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of Apria's policy of strict compliance in this area. While Apria believes its discount agreements, billing contracts, and various fee-for-service arrangements with other healthcare providers comply with applicable laws and regulations, Apria cannot provide any assurance that further judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on Apria's business. See "Business - Risk Factors".

     HEALTHCARE REFORM LEGISLATION. Economic, political and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Healthcare reform proposals have been formulated by members of Congress and by the current administration. In addition, some of the states in which Apria operates periodically consider various healthcare reform proposals. Apria anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, Apria cannot predict which, if any, of such reform proposals will be adopted or when they may be adopted or that any such reforms will not have a material adverse effect on Apria's business and results of operations.

     Healthcare is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. Recommendations for changes may result from an ongoing study of patient access by the General Accounting Office and from the potential findings of the National Bipartisan Commission on the Future of Medicare.


EMPLOYEES

     As of March 1, 1999, Apria had 8,175 employees, of which 6,824 were full-time and 1,351 were part-time. The company's employees are not currently represented by a labor union or other labor organization, except for approximately 20 employees in the State of New York. Apria believes that its employee relations are good.

     The following table presents the number of Apria's full-time equivalent employees in each of Apria's functional departments for the month of February 1999. Full-time equivalents are computed by dividing the actual number of hours worked in a given period by the "normal" number of hours for that period based on a 40-hour week.

           Functional Department                          FTEs
           ---------------------                          ----
           Sales                                           370
           Respiratory therapy                             651
           Nursing                                         188
           Pharmacy                                        228
           Patient Services                              1,355
           Reimbursement                                 1,501
           Repair                                          207
           Delivery                                      1,850
           Warehouse                                       297
           Administrative                                  866
                                                         -----
               Total                                     7,513
                                                         =====


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles with Apria and present and past positions of the persons serving as executive officers of Apria as of March 31, 1999:

            Name and Age                                          Office and Experience
            ------------                                          ---------------------
Philip L. Carter, 50............  Chief Executive  Officer and Director.  Mr. Carter has been Chief  Executive  Officer and a
                                  Director of Apria since May 1998.  Prior to joining  Apria,  Mr.  Carter was  President and
                                  Chief  Executive  Officer of Mac  Frugal's  Bargains o  Close-Outs  Inc., a chain of retail discount  stores,  since 1995 and had held the  positions of Executive  Vice  President and
                                  Chief Financial Officer of Mac Frugal's from 1991 through 1995.

Lawrence M. Higby, 53...........  President and Chief Operating  Officer.  Mr. Higby joined Apria in November 1997.  Prior to joining  Apria,  Mr. Higby served as President and Chief  Operating  Officer of Unocal's 76
                                  Products  Company and Group Vice President of Unocal  Corporation  from 1994 to 1997.  From
                                  1986 to 1994,  Mr. Higby held various  positions with the Times Mirror  Company,  including
                                  Executive  Vice  President,  Marketing of the Los Angeles  Times and Chairman of the Orange
                                  County Edition from 1992 to 1994.

Michael R. Dobbs, 49 ...........  Executive Vice  President,  Logistics.  Mr. Dobbs was promoted to Executive Vice President,
                                  Logistics in January 1999.  He served as Senior Vice  President,  Logistics  from June 1988 to January  1999.  Prior to joining  Apria,  Mr. Dobbs  served as Senior Vice  President of
                                  Distribution for Mac Frugal's Bargains o Close-Outs Inc. from 1991 to January 1998.

John C. Maney, 39 ..............  Executive Vice  President and Chief  Financial  Officer.  Mr. Maney has been Executive Vice
                                  President  and Chief  Financial  Officer since  joining  Apria in November  1998.  Prior to joining Apria,  Mr. Maney was employed by Arthur  Andersen LLP since 1992 and was a partner of such firm from 1995 to 1998.

Lawrence A. Mastrovich, 37 .....  Executive Vice President,  Business  Operations.  Mr.  Mastrovich was promoted to Executive
                                  Vice  President,   Business  Operations  in  October  1998.  He  served  as  Division  Vice
                                  President,  Operations of the Northeast  Division from December 1997 to October 1998. Prior to that time he had served as a Regional  Vice  President  for Apria and Homedco since 1994 and in various other capacities from 1987 to 1994.

Dennis E. Walsh, 49.............  Executive  Vice  President,  Sales.  Mr. Walsh was promoted to  Executive  Vice  President,
                                  Sales in January 1998. Mr. Walsh served as Senior Vice  President,  Western Zone from March
                                  1997 to January  1998.  From June 1995 to March 1997,  he served as Senior Vice  President,
                                  Sales and Marketing.  He served as Vice  President,  Sales of Homedco from November 1987 to
                                  June 1995.

Frank Bianchi, 54...............  Senior  Vice  President,  Human  Resources.  Mr.  Bianchi  joined  Apria in May 1998 as its
                                  Senior Vice  President,  Human  Resources.  Prior to joining  Apria,  Mr. Bianchi served as
                                  Senior Vice  President,  Human  Resources for Mac Frugal's  Bargains o Close-Outs Inc. from
                                  1989 until January 1998.

Lisa M. Getson, 37..............  Senior Vice President,  Business  Development and Clinical  Services.  Ms. Getson was named
                                  Senior Vice  President,  Business  Development  and Clinical  Services in August 1998.  Ms.
                                  Getson was promoted to Senior Vice  President,  Marketing  in August 1997 after  serving as
                                  Vice  President,  Marketing  from November  1995 to August 1997.  She served as Director of
                                  Marketing,  Infusion  from June 1995 to  November  1995.  From May 1994 to June  1995,  she
                                  served as Director of Business  Development  of Abbey.  From 1989 to 1994,  Ms. Getson held various positions with Critical Care America,  including Director of Marketing and Business
                                  Development from January 1993 to May 1994.

Robert S. Holcombe, 56..........  Senior Vice President,  General Counsel and Secretary.  Mr. Holcombe was promoted to Senior
                                  Vice  President,  General  Counsel  and  Secretary  in  August  1997.  He  served  as  Vice
                                  President,  General  Counsel and Secretary  from May 1996 to August 1997.  Prior to joining
                                  Apria,  Mr.  Holcombe  served as Senior Vice  President and General  Counsel for The Cooper
                                  Companies,  Inc., a diversified  specialty healthcare company,  from December 1989 to April
                                  1996.

George J. Suda, 40 .............  Senior  Vice  President,  Information  Services.  Mr.  Suda was  promoted  to  Senior  Vice
                                  President,  Information  Systems in July  1998.  He served as Vice  President,  Information
                                  Services  Technology  from June 1997 to July 1998 and as Director,  Technology from January
                                  1997  to  June  1997.  From  July  1994 to  January  1997,  Mr.  Suda  was a  self-employed information services consultant, providing services to Abbey and Apria.

James E. Baker, 47 .............  Vice President,  Controller.  Mr. Baker has served as Vice President, Controller of Homedco and,  subsequently,  Apria, since August 1991. He served as Corporate Controller of Homedco from November 1987 to August 1991.


                                  RISK FACTORS

     This report contains forward-looking statements, which are subject to numerous factors (many of which are beyond the company's control) which could cause actual results to differ materially from those in the forward-looking statements. Such forward looking statements include, but are not limited to, statements as to anticipated futute results, developments and occurrences set forth or implied:

     - under the caption "Business - Business Strategy" and elsewhere in this report as to measures being undertaken to improve profitability, and plans for the future

     - under the caption "Business - Organization and Operations - Operating Systems and Controls

     - under the caption "Business - Government Regulation - Internal Controls

     - under the caption "Legal Proceedings" and elsewhere in this report concerning the outcome of pending legal proceedings

     - under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"

     - concerning Year 2000 compliance

     - under the caption "Quantitative and Qualitative Disclosures About Market Risk"

     Apria has identified below important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time.

HIGH LEVERAGE AND RESTRICTIVE COVENANTS - APRIA'S SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT THE FINANCIAL HEALTH OF APRIA.

Apria has now and will continue to have a significant amount of indebtedness. At December 31, 1998, Apria had total indebtedness of approximately $489 million and stockholders' deficit of approximately $132 million.

Covenants contained in Apria's bank credit agreement and the indenture governing Apria's outstanding 9 1/2% senior subordinated notes due 2002 contain material restrictions on Apria's operations, including its ability to incur debt, make certain investments and encumber or dispose of assets. Pursuant to the indenture governing the outstanding notes, Apria is not currently permitted to incur any indebtedness (other than certain refinancing indebtedness) and does not anticipate that it will be entitled to incur additional indebtedness through at least the third quarter of 1999. In addition, financial covenants contained in Apria's bank credit agreement could lead to a default in the event results of operations do not meet Apria's plans.

Apria's substantial indebtedness could have important consequences to Apria. For example, it could:

     -increase Apria's vulnerability to general adverse economic and industry conditions

     -limit   Apria's   ability  to  fund  future   working   capital,   capital
     expenditures,  acquisitions and other general corporate  requirements

     -require Apria to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes

     -limit Apria's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates

     -place Apria at a competitive disadvantage compared to its competitors that have less debt

     -limit, along with the financial and other restrictive covenants in Apria's indebtedness, among other things, its ability to borrow additional funds

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ABILITY TO SERVICE DEBT - TO SERVICE ITS INDEBTEDNESS, APRIA WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. APRIA'S ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND APRIA'S CONTROL.

Apria's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond Apria's control.

Based on its current level of operations and anticipated cost savings and operating improvements, Apria believes its cash flow from operations, available cash and potentially available borrowings under its bank credit agreement will be adequate to meet its future liquidity needs for at least the next twelve months. Apria cannot assure prospective investors, however, that its business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to Apria under its bank credit agreement in an amount sufficient to enable Apria to pay its indebtedness or to fund Apria's other liquidity needs. Apria may need to refinance all or a portion of its indebtedness on or before maturity. Apria cannot assure prospective investors that it will be able to refinance any of its indebtedness, including its bank credit agreement on commercially reasonable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

CHANGES IN COMPANY'S BUSINESS STRATEGY - APRIA MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT ITS NEWLY DEVELOPED BUSINESS STRATEGY WHICH COULD HAVE AN ADVERSE EFFECT ON RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The management and Board of Directors of Apria changed substantially in 1998. Apria's new management revised business plans, management structure and operating procedures and strategies, and plans significant further changes for the future. These changes involve substantial costs and inevitable disruption of business operations. Changes in operating procedures and strategies, while designed to improve efficiency, may not produce the cost reductions and efficiencies anticipated. In pursuing its acquisition strategy, Apria may have difficulty identifying appropriate acquisition candidates and consummating transactions, and the process of integrating newly acquired businesses may be costly and disruptive. In addition, Apria may not have sufficient available funds to pursue its acquisition strategy. Apria is currently limited to making acquisitions not to exceed $25 million per acquisition or $62 million in the aggregate prior to August 9, 2001, the scheduled maturity date of the company's bank credit agreement. Results of operations in future periods will be dependent upon the success of Apria's business strategy. If Apria is not successful in achieving anticipated cost reductions and revenue increases, results will be adversely affected. See "Business - Business Strategy".

SIGNIFICANT RECENT LOSSES AND LIQUIDITY LIMITATIONS - APRIA MAY NOT BE SUCCESSFUL IN ITS EFFORTS TO SUSTAIN THE REVERSAL OF ITS RECENT HISTORICAL NET LOSSES.

Apria has suffered significant net losses in the last two fiscal years. Although Apria reported a profit for the fourth quarter of 1998, there can be no assurance that Apria will be able to continue its turnaround and operate profitably in the future. Due to restrictions in Apria's bank credit agreement and the indenture governing the company's 9-1/2% senior subordinated notes, Apria, at least through September 30, 1999, must successfully utilize its existing resources in order to finance its operations and implement its business strategy. While existing cash reserves appear sufficient to meet Apria's identified needs for the remainder of 1999, Apria cannot assure that such existing resources will be adequate for such purposes indefinitely. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

FEDERAL INVESTIGATIONS - THE OUTCOME OF THE INVESTIGATIONS THAT THE U.S. DEPARTMENT OF JUSTICE IS CURRENTLY CONDUCTING ON APRIA'S MEDICARE, MEDICAID AND OTHER BILLING PRACTICES COULD HAVE A NEGATIVE IMPACT ON APRIA'S OPERATIONS AND FINANCIAL CONDITION.

Since June 1998, Apria has received a total of nine subpoenas from the U.S. Attorneys' offices in Sacramento and San Diego, California, requesting documents related to the company's billing practices. The documents requested include those located at Apria's corporate headquarters in Costa Mesa, California, and offices in San Diego and Sacramento, California, and Canonsburg, Pennsylvania. Apria has substantially completed the process of complying with the subpoenas.

Apria has experienced problems as a result of errors and deficiencies in supporting documentation affecting a portion of its billings, including billings under the Medicare and Medicaid programs. If the U.S. Department of Justice were to conclude that such errors and deficiencies constituted criminal violations, or were to conclude that such errors and deficiencies resulted in the submission of false claims to federal healthcare programs, Apria could face criminal charges and/or civil claims, administrative sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including exclusion of Apria from participation in federal healthcare programs. Such amounts could include claims for treble damages and penalties of up to $10,000 per false claim submitted by Apria to a federal healthcare program. It is the company's position that the assertion of criminal charges or the assertion of any such claims would be unwarranted. If such charges or claims were asserted, Apria believes that it would be in a position to assert numerous defenses. However, no assurance can be provided as to the outcome of any such possible proceedings.

Presently, Apria is unaware of what claims or proceedings, if any, the government may be contemplating with respect to these subpoenas.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE - APRIA'S FAILURE TO IMPROVE ACCOUNTS RECEIVABLE MANAGEMENT WOULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Results of operations have been adversely affected by high levels of accounts receivable write-offs. Apria wrote off accounts receivable totaling $246 million, $302 million and $269.5 million in 1998, 1997 and 1996, respectively. Initially caused by the disruptive effects of the 1995 and 1996 system conversions effected in conjunction with the Abbey/Homedco merger, the high level of accounts receivable write-offs are largely due to billing problems such as untimely billing, improper and/or untimely preparation of, and deficiencies in, reimbursement documentation, problems with the billing systems and the high concentration of managed care payors from whom it has been difficult to collect. Apria records receivables upon confirmation of the delivery of medical services or products which is typically prior to billing and the preparation and submission of reimbursement documentation, which can create increased collection risks if invoices and documentation are not prepared correctly and on a timely basis. Although management has implemented a number of initiatives and invested significant resources to address the problems, the high level of write-offs continued into 1998. There can be no assurance that the collectibility of Apria's recorded accounts receivable will improve in the near future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

OPERATING SYSTEMS AND CONTROLS - APRIA'S IMPLEMENTATION OF SIGNIFICANT SYSTEM MODIFICATIONS TO ADDRESS SYSTEM PROBLEMS EXPERIENCED IN PRIOR PERIODS COULD HAVE A DISRUPTIVE EFFECT ON BILLING AND COLLECTION ACTIVITY AND COULD ULTIMATELY HAVE A SIGNIFICANT NEGATIVE IMPACT ON RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Following the 1995 merger of Apria's two predecessor corporations, the company has been adversely affected by difficulties in the establishment of a common field information system for accurate order entry, pricing, billing, collections and monitoring, as well as by ongoing operational problems such as high turnover and training issues. To address these issues, management performed an evaluation of its current systems. A significant determination of the evaluation is that Apria is at some risk in continuing to run its infusion billing system on its current platform, which is no longer supported by the computer industry. To mitigate this risk, Apria is currently converting the infusion system to the operating platform on which the respiratory/home medical equipment system currently operates. To address the system problems experienced since the merger, Apria is rewriting the order entry, billing and accounts receivable modules and is installing supply chain management software to replace the purchasing and inventory modules. There can be no assurance that the system modifications will resolve the problems experienced in prior periods and the implementation of these system changes could have a disruptive effect on billing and collection activity. See "Business - Organization and Operations - Operating Systems and Controls".

PERSONNEL TURNOVER - IF APRIA'S HIGH LEVEL OF PERSONNEL TURNOVER CONTINUES, IT IS UNLIKELY THAT THE COMPANY WILL BE ABLE TO SUCCESSFULLY IMPLEMENT ITS BUSINESS STRATEGIES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Apria's annual turnover has been at approximately 30% for most of 1998, 1997 and 1996. Apria's turnover has been highest among senior management, middle management and the sales force. The turnover has been largely due to uncertainty about Apria's future, its strategies and the mix of products and services offered. No assurance can be given that recent changes in senior management and efforts to establish a comprehensive strategy will reduce this turnover.

GOVERNMENT  REGULATION;   HEALTHCARE  REFORM  -  NON-COMPLIANCE  WITH  LAWS  AND
REGULATIONS APPLICABLE TO APRIA'S BUSINESS AND FUTURE CHANGES IN THOSE LAWS AND REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON APRIA.

Apria is subject to stringent laws and regulations at both the federal and state levels, requiring compliance with burdensome and complex billing, substantiation and record-keeping requirements. Financial relationships between Apria and physicians and other referral sources are subject to strict limitations. In addition, the provision of services, pharmaceuticals and equipment are subject to strict licensing and safety requirements. Violations of these laws and regulations could subject Apria to severe fines, facility shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid.

Government officials and the public will continue to debate healthcare reform. Changes in healthcare law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on Apria's business and results of operations. See "Business - Government Regulation".

MEDICARE REIMBURSEMENT RATES - CONTINUED REDUCTIONS IN MEDICARE REIMBURSEMENT RATES COULD HAVE A MATERIAL ADVERSE EFFECT ON RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Pursuant to the provisions of the Balanced Budget Act of 1997, the Medicare reimbursement rates for home oxygen therapy and respiratory drugs were reduced by 25% and 5%, respectively, effective January 1, 1998. An additional reimbursement reduction of 5% on home oxygen therapy was effective on January 1, 1999. Also included in the Balanced Budget Act of 1997 is a freeze on Consumer Price Index-based reimbursement rate increases for 1998 through 2002 as well as other provisions which may impact reimbursement rates in the future. At least three products Apria provides have been identified as potential 1999 reimbursement reduction candidates. See "Business - Government Regulation - Medicare and Medicaid Reimbursement".

PRICING PRESSURES - APRIA BELIEVES THAT CONTINUED PRESSURE TO REDUCE HEALTHCARE COSTS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

The current market continues to exert pressure on healthcare companies to reduce healthcare costs, resulting in reduced margins for home healthcare providers like Apria. Larger buyer and supplier groups exert additional pricing pressure on home healthcare providers. These include managed care organizations, which control an increasing portion of the healthcare economy. Apria has a number of contractual arrangements with managed care organizations and other parties, although no individual arrangement accounted for more than 7% of Apria's net revenues in fiscal 1997 or 1998. Certain competitors of Apria have or may obtain significantly greater financial and marketing resources than Apria. In addition, relatively few barriers to entry exist in local home healthcare markets. As a result, Apria could encounter increased competition in the future that may increase pricing pressure and limit its ability to maintain or increase its market share. See "Business - Sales" and "Business - Competition".

YEAR 2000 COMPLIANCE - APRIA COULD BE ADVERSELY AFFECTED IF YEAR 2000 PROBLEMS ARE SIGNIFICANT.

The year 2000 issue is the result of many software applications being written using two digits rather than four to define the applicable year, which may cause the application to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or malfunction. Apria has substantially completed the necessary modifications to its field information systems and is in the process of evaluating its ancillary systems to ensure that they are year 2000-compliant. Further, Apria is assessing the year 2000 readiness of its external business partners such as payors, banks and suppliers. If Apria is unable to resolve all its year 2000 issues, including those with external agents, it may have a material adverse effect on Apria's operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


ITEM 2.  PROPERTIES

     Apria's headquarters are located in Costa Mesa, California and consist of approximately 112,000 square feet of office space. The lease expires in 2001. Apria has approximately 320 branch facilities serving patients in all 50 states. These branch facilities are typically located in light industrial areas and average approximately 10,000 square feet. Each facility is a combination warehouse and office, with approximately 50% of the square footage consisting of warehouse space. Apria leases substantially all of its facilities with lease terms of generally five years or less.


ITEM 3.  LEGAL PROCEEDINGS

     Apria and certain of its present and former officers and/or directors are defendants in a class action lawsuit, In Re Apria Healthcare Group Securities Litigation, filed in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV98-217 GLT). This case is a consolidation of three similar class actions filed in March and April, 1998. Pursuant to a court order dated May 27, 1998, the plaintiffs in the original three class actions filed a Consolidated Amended Class Action Complaint on August 6, 1998. The amended complaint purports to establish a class of plaintiff shareholders who purchased Apria's common stock between May 22, 1995 and January 20, 1998. No class has been certified at this time. The amended complaint alleges, among other things, that the defendants made false and/or misleading public statements regarding Apria and its financial condition in violation of federal securities laws. The amended complaint seeks compensatory and punitive damages as well as other relief.

     Two similar class actions were filed during July 1998 in Superior Court of California for the County of Orange: Schall v. Apria Healthcare Group Inc., et al. (Case No. 797060) and Thompson v. Apria Healthcare Group Inc., et al. (Case No. 797580). These two actions were consolidated by a court order dated October 22, 1998. The parties have agreed that a new and first amended complaint will be filed. Apria anticipates that allegations similar to those asserted in the amended complaint in the federal action will be asserted in the consolidated state action, although the claims will be founded on state law, as opposed to federal law.

     Apria believes that it has meritorious defenses to the plaintiffs' claims, and it intends to vigorously defend itself in both the federal and state cases. In the opinion of Apria's management, the ultimate disposition of these class actions will not have a material adverse effect on the company's financial condition or results of operations.

     Apria has received nine subpoenas from the U.S. Department of Justice requesting documents related to the company's billing practices. See "Business - Risk Factors - Federal Investigation".

     Apria is presently named as a defendant in at least one whistleblower suit brought under the False Claims Act. See "Business - Government Regulation - Other Fraud and Abuse Laws".

     Apria is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Apria has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by Apria upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the company's consolidated results of operations and financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Apria's stockholders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Apria's common stock is traded on the New York Stock Exchange under the symbol AHG. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share of Apria common stock:

                                           High           Low
                                           ----           ---
Year ended December 31, 1998
  First Quarter                          $14.1250      $ 8.3125
  Second Quarter                          10.0000        6.0625
  Third Quarter                            7.1875        4.0000
  Fourth Quarter                           9.0625        2.5625

Year ended December 31, 1997
  First Quarter                          $20.6250      $16.5000
  Second Quarter                          19.3750       15.0000
  Third Quarter                           18.5000       12.7500
  Fourth Quarter                          17.0000       13.0625


     As of March 31, 1999 there were 848 holders of record of Apria common stock.

     Apria has not paid any dividends since its inception and does not intend to pay any dividends on its common stock in the foreseeable future. In addition, Apria has a bank credit agreement which prohibits the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of Apria, giving effect, in periods prior to June 28, 1995, to the merger between Homedco and Abbey using the pooling-of-interests method of accounting, for the five years ended December 31, 1998. The data set forth below have been derived from the audited Consolidated Financial Statements of Apria and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. As discussed in the Notes to the Consolidated Financial Statements, certain adjustments have been made to conform the two companies' accounting practices.

                                                                         Year Ended December 31,
                                                     -----------------------------------------------------------------
                                                     1998(1,2)    1997(1,3)    1996(1,4)    1995(4,5,6)   1994(4,6,7)
                                                     ---------    ---------    ---------    -----------   -----------
                                                                    (in thousands, except per share amounts)
Statements of Operations Data:
Net revenues....................................     $  933,793   $1,180,694   $1,181,143    $1,133,600    $  962,812
Gross profit....................................        603,098      729,512      780,468       772,601       675,122
(Loss) income from continuing operations
   before extraordinary items...................       (207,938)    (272,608)      33,300       (71,478)       35,616

Net (loss) income...............................       (207,938)    (272,608)      33,300       (74,476)       39,031

Per share amounts:
    (Loss) income from continuing operations
       before extraordinary items...............     $    (4.02)   $   (5.30)  $     0.66     $   (1.52)    $    0.84
    Net (loss) income per common share..........     $    (4.02)   $   (5.30)  $     0.66     $   (1.58)    $    0.92

Per share amounts - assuming dilution:
    (Loss) income from continuing operations
       before extraordinary items...............     $    (4.02)   $   (5.30)  $     0.64     $   (1.52)    $    0.78
    Net (loss) income per common share..........     $    (4.02)   $   (5.30)  $     0.64     $   (1.58)    $    0.85

Balance Sheet Data:
Working capital.................................     $    14,929   $  169,090  $  311,991     $ 198,630     $ 157,608
Total assets....................................         496,598      757,170   1,149,110       979,985       856,167
Long-term obligations,
  including current maturities..................         488,586      548,905     634,864       500,307       438,304
Stockholders' equity (deficit)..................        (131,657)      74,467     342,935       284,238       261,910

(1) As described in Item 7, Apria recorded significant charges to provide for estimated losses related to accounts receivable. In 1998, $18.3 million was recorded to increase the allowance for revenue adjustments and $22.7 million was charged to increase the allowance for doubtful accounts. These charges relate primarily to changes in collection policies and in conjunction with certain portions of the business from which the company exited. Apria recorded charges of $40 million and $32.3 million in 1997 and 1996, respectively, to increase the allowance for revenue adjustments and $61.4 million and $9 million in 1997 and 1996, respectively, to increase the allowance for doubtful accounts. These charges were due primarily to the residual effects of the 1995 and 1996 facility consolidations and system conversions effected in conjunction with the Abbey/Homedco merger.

(2) As described in Item 7 and in Notes 3, 4 and 14 to the Consolidated Financial Statements, the operations data for 1998 includes impairment charges of $76.2 million to write down the carrying values of intangible assets and $22.2 million to write-off information systems hardware, internally-developed software and assets associated with the exit of portions of the business.

(3) As described in Item 7 and in Notes 3, 4, 8 and 14 to the Consolidated Financial Statements, the operations data for 1997 includes significant adjustments and charges to write down the carrying values of intangible assets and information systems hardware and internally-developed software of $133.5 million and $26.8 million, respectively, to increase the valuation allowance on deferred tax assets by $30 million, and to provide for estimated shortages related to patient service assets inventory of $33.1 million.

(4) The per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share. For further discussion, see Note 9 to the Consolidated Financial Statements.

(5) In 1995, Apria incurred charges related to merger, restructuring and integration activities in conjunction with the Abbey/Homedco merger.

(6) The Statements of Operations and Balance Sheet Data reflect the June 28, 1995 Abbey/Homedco merger using the pooling-of-interests method of accounting. Accordingly, the financial data for all periods prior to June 28, 1995 have been restated as though the two companies had been combined.

(7) In 1994, Apria disposed of its 51% interest in Abbey Pharmaceutical Services, Inc.

Apria did not pay any cash dividends on its common stock during any of the periods set forth in the table above.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Apria operates in the home healthcare segment of the healthcare industry and provides services including home respiratory therapy, home infusion therapy, home medical equipment and other services. In all three lines, Apria provides patients with a variety of clinical services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home throughout the United States through its 320 branch locations. Management measures operating results on a geographic basis and, therefore, views each branch as an operating segment. All the branches offer the same services, except that infusion services are not offered in all the geographic markets in which the company operates. For financial reporting purposes, all the company's operating segments are aggregated into one reportable segment.

     BACKGROUND.  In  June  1997,  Apria  announced  that  it  had  retained  an investment banking firm as its financial advisor to explore strategic alternatives to enhance shareholder value, including the possible sale, merger or recapitalization of Apria. During the first quarter of 1998, Apria entered into a recapitalization agreement; however, the agreement was terminated by mutual consent of the parties on April 3, 1998. This process and resulting uncertainties are believed to have adversely affected Apria's financial results. By May 1998, Apria's active exploration of strategic alternatives was terminated as a result of hiring a new Chief Executive Officer and other key management executives and the reconfiguration of the Board of Directors.

     In July 1998, after an evaluation of the business, Apria's new management team announced its strategic plan, or "reorganization", to improve the company's performance. The key elements of the reorganization are: (1) no change would be made to the fundamental nature of the business, (2) Apria would withdraw from unprofitable components of the business, which would include exiting the infusion therapy business in certain geographic areas, (3) a comprehensive cost reduction and capital conservation program would be instituted, (4) Apria would pursue expansion through internal growth and acquisitions, and (5) the debt and capital structure would be reexamined. Significant actions taken by Apria's new management team since it announced the reorganization include: a change in management's collection policy and a refinement of the accounts receivable collectibility estimation methodologies as described below, the sale of the California component of the infusion therapy business ("the infusion sale"), the exit of the infusion therapy business in Texas, Louisiana, West Virginia, western Pennsylvania and downstate New York and the consolidation or closure of certain small branch locations throughout the United States (collectively, "the exited businesses"). Other significant actions include the termination of plans to proceed with the capital-intensive implementation of an enterprise resource planning system, a significant reduction of corporate and regional labor and general administrative costs and the development of a comprehensive plan to capture cost savings in the areas of purchasing, distribution and inventory management.


RESULTS OF OPERATIONS

     NET REVENUES. Substantially all of Apria's revenues are reimbursed by third party payors, including Medicare, Medicaid and managed care organizations, representing approximately 26%, 10% and 40% of total revenues, respectively.

     Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required in recording net revenues. Inherent in these estimates is the risk that they will have to be revised or updated, and the changes recorded in subsequent periods, as additional information becomes available to management.

     In June of 1997, Apria determined that its strategy to focus on increasing managed care market share had negatively impacted its financial performance, particularly for infusion therapy, because of significant managed care price compression, difficulties in billing and collecting from managed care organizations and related losses of traditional referral business. In response to these conditions, management reevaluated its strategies and began efforts to exit certain managed care contracts not meeting minimum profitability thresholds, as well as certain lower-margin service lines and began to reemphasize traditional referral-based business from sources such as physicians, hospitals, medical groups and home health agencies.

     Service lines targeted for exit in 1997 included medical supplies, women's health and nursing management, which represented annual revenues of approximately $55.8 million. Some portion of the medical supply and nursing business is expected to continue due to core service line customer requirements. Through the end of 1997, Apria had exited contracted business representing approximately $25 million in annual revenues. The contract review process continued into 1998 resulting in the termination of contracts totaling approximately $19 million in annual revenues. A consequence of the initiatives to exit certain service lines and to exit certain low-margin managed care contracts was the loss of related business which Apria would have preferred to retain.

     In addition to the specific quantifiable reductions to revenue mentioned herein, revenues were adversely impacted by various other factors. In mid-1997 Apria began a process to explore the feasibility of entering into a transaction such as a sale, merger or recapitalization. Apria entered into an agreement for a recapitalization transaction during the first quarter of 1998 which was subsequently terminated. The entire process created an environment of uncertainty, both within Apria and with its customers and other business partners. During this same period there were a number of changes in senior management and to the Board of Directors, which added to the distraction and raised more uncertainty. These issues led Apria to be characterized in a very negative light in various newspapers and trade journals. Also, during this period of turmoil, Apria found it very difficult to attract and retain quality sales personnel which left many geographic sales territories lacking sufficient coverage to compete effectively. All of these factors have adversely impacted revenues, but attributing dollar amounts to each would not be feasible.

     The following table sets forth a summary of net revenues by service line:

                                                 Year Ended December 31,
                                                 -----------------------
                                               1998       1997       1996
                                               ----       ----       ----
                                                     (in millions)

     Respiratory therapy...................   $  553     $  606      $  594
     Infusion therapy......................      211        281         293
     Home medical equipment/other..........      170        294         294
                                              ------     ------      ------
           Total net revenues..............   $  934     $1,181      $1,181
                                              ======     ======      ======

     Respiratory Therapy. The decrease in respiratory revenues in 1998 compared to 1997 is almost entirely due to the reduction of Medicare reimbursement rates pursuant to the provisions of the Balanced Budget Act of 1997. Effective January 1, 1998, the Medicare reimbursement rates for home oxygen therapy and respiratory drugs were reduced by 25% and 5%, respectively. The estimated decrease in 1998 revenues and operating income resulting from these reimbursement reductions is approximately $57 million. A further reimbursement reduction of 5% on home oxygen therapy became effective on January 1, 1999, which is estimated to reduce 1999 revenues and operating income by approximately $11 million. Also effective January 1, 1998, was a freeze on Consumer Price Index-based increases until 2002.

     The increase in respiratory therapy revenues in 1997 over 1996 is due to Apria's concerted effort in early 1997 to refocus on respiratory therapy and to increase the number of territories covering this higher-margin traditional business.

     Infusion Therapy. The decrease in infusion therapy revenues in 1998 is primarily due to the termination of unprofitable contracts and formidable competition at the local and national levels. Also impacting 1998 infusion therapy revenues was the decision to sell/exit the infusion business in certain geographic markets. The decision was made at the end of the third quarter and the transition out of the business in substantially all of the selected areas took place in the fourth quarter. The impact on 1998 revenues during the transition period was a reduction of approximately $9.5 million. The annual revenues represented by these infusion locations is approximately $52 million.

     The decrease in infusion revenues in 1997 as compared to 1996 reflects the early effects of the contract termination process, the increased competition and the company's focus on the respiratory business.

     Home Medical Equipment/Other. Home medical equipment/other revenues decreased significantly in 1998 as compared to 1997. The primary causes were due to discontinuing the medical supply, women's health and nursing management service lines and terminating unprofitable contracts. Further, the termination of contracts or loss of business in the respiratory and infusion therapy lines resulted in the loss of collateral business within the home medical equipment/other line.

     Home medical equipment/other revenues remained flat from 1997 to 1996. This represents growth in the early part of 1997 due to Apria's emphasis on obtaining managed care business as offset by the loss of medical supply and nursing revenues in the latter part of 1997.

     The freeze on Consumer Price Index-based Medicare reimbursement increases discussed above is applicable to certain patient service equipment items within Apria's home medical equipment line.

     Revenue Adjustments. Due to the complexity of many third-party billing arrangements and uncertainty of reimbursement amounts for certain services and/or from certain payors, adjustments to billed amounts are fairly common and are typically identified and recorded at the point of cash application, claim denial or upon account review. Examples of such revenue adjustments include subsequent changes to estimated revenue amounts or denials for services not covered due to changes in the patient's coverage; failure subsequent to service delivery to obtain written confirmation of authorization or other necessary documentation; and differences in contract prices due to complex contract terms or a biller's lack of familiarity with a contract or payor. Further, increases in Apria's average collection periods have increased the level of unidentified revenue adjustments accumulating in accounts receivable. These problems originated during the system conversions and branch consolidations effected in 1995 and 1996. The related disruptions and employee turnover impeded normal processing and account reviews and resulted in a high rate of billing problems. Although management has taken a number of steps to address the billing and collection problems, the high levels of revenue adjustments have persisted. Due to the existence of unidentified revenue adjustments in accounts receivable, management estimates and records an allowance for such adjustments. In 1998, 1997 and 1996, management recorded adjustments to reduce revenues and accounts receivable by $18.3 million, $40.0 million and $32.3 million, respectively. See "Liquidity and Capital Resources - Accounts Receivable".

     GROSS PROFIT. Gross margins were 64.6% in 1998, 61.8% in 1997 and 66.1% in 1996. Despite the decrease in revenues due to the Medicare reimbursement rate reductions, Apria's gross margin improved in 1998. The improvement in 1998 versus 1997 is attributable to a number of factors, the most significant of which is the elimination of contracts not meeting profitability standards. Mitigating the improvement were certain charges recorded during the third quarter reorganization including $5.4 million to settle certain procurement contracts, $3.5 million to provide for estimated losses in the company's oxygen cylinders and $1.6 million to write-off operational assets in conjunction with exiting certain portions of the infusion business.

     As part of the new management team's strategy, a consulting firm was engaged to help identify opportunities for operational improvement and cost savings in the functional areas of purchasing and supply management, inventory management and vehicle fleet and delivery management. A plan was adopted and implementation began in early 1999. Included in the plan are standardization initiatives and optimal operating models.

     The deterioration in the gross margin in 1997 as compared to 1996 was due, in part, to the downward pressure of managed care pricing on gross margins. Also contributing to the decrease were charges of $23.0 million and $10.1 million recorded in the second and fourth quarters of 1997, respectively. The second quarter charge of $23.0 million was estimated based on the preliminary results of asset verification and physical inventory procedures performed in the second quarter. The adjustment was sufficient to cover actual write-offs resulting from the third quarter completion of the company's asset verification and physical inventory procedures. The charge was primarily due to untimely inventory relief processes that were among the residual effects of the 1995 and 1996 system conversions and related high employee turnover. The fourth quarter charge of $10.1 million was an adjustment for additional inventory shortages incurred since the completion of the second and third quarter asset verifications. Because of the inventory relief problem, management performed supplemental physical inventory procedures at a sampling of branches in the fourth quarter. The procedure indicated continuing inventory and patient service equipment shortages, therefore management estimated and recorded an increase to the related reserves. Also contributing to the decrease in gross profit in 1997 was an increase in patient service equipment depreciation of $17.3 million over 1996 due to higher levels of asset purchases in 1996 and 1995.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts as a percentage of net revenues was 8.1%, 10.3% and 5.7% in 1998, 1997 and 1996, respectively. In August 1998, management reviewed the historic performance and collectibility of Apria's accounts receivable portfolio. Management considered the continued high-level of bad debt write-offs and reviewed its existing policies and procedures for estimating the collectibility of its accounts receivable. In response, management decided to change the collection policy and is formally shifting the focus of the collection function to the more current balances and is assigning the older accounts to outside collection agencies. Management believes this concentration on more current balances will limit the amount of receivables that age. Consequently, the accounts that do age will undoubtedly be receivables where collection will be difficult. With this change in collection policy, management developed a new estimate of the allowance for doubtful accounts by increasing the allowance related to balances over 180 days outstanding. Accordingly, management recorded an adjustment in the third quarter of 1998 to increase the allowance for doubtful accounts by $12.1 million. The 1998 provision includes $1.5 million for specific uncollectible accounts and charges totaling $9.1 million to increase the allowance for accounts associated with the infusion sale and the exited businesses. See "Liquidity and Capital Resources - Accounts Receivable".

     The 1997 provision for doubtful accounts included adjustments of $55.0 million and $6.4 million recorded in the second and fourth quarters, respectively, to increase the allowance for doubtful accounts. The second quarter adjustment was necessary because improvement in the aging of accounts receivable and in collection timing and rates did not meet expectations.
Management had expected the impact of the 1996 field information system conversions and high turnover among billing and collection personnel to have substantially reversed by the middle of 1997. However, the dollar amount and percentage of accounts aged over 180 days at May 31, 1997 remained comparable to the December 31, 1996 amount and days sales outstanding had decreased by only five days. Additionally, Apria had just changed its business strategy to review its managed care contracts and exit those not meeting profitability standards and to exit unprofitable service lines such as supplies and nursing that were attractive to many managed care customers. These strategies put Apria's relationship with certain of its managed care customers in jeopardy, which when coupled with the company's poor experience in collecting receivables with managed care payors, heightened management's concerns. Due to the managed care issues and the failure to realize the expected increases in collections and improvement in the aging, management increased its allowance estimate for accounts aged over 180 days to provide for write-offs of older accounts expected to be taken in the ensuing months. The adjustment also provided for an increased allowance estimate for accounts aged less than 180 days, necessitated by billing and collection difficulties that continued into early 1997. The fourth quarter adjustment resulted primarily from refinements to Apria's allowance estimation procedures made in conjunction with management's year-end analysis of accounts receivable. Specifically, based on tests of subsequent realization and review of patient billing files at selected billing locations, further increases were made to the percentages applied to Apria's accounts receivable aging to estimate allowance amounts. In addition, due to an increasing tendency for certain managed care payors to accumulate significant amounts of patient balances, a specific review and allowance estimation was performed for payors with large aggregate patient balances. See "Liquidity and Capital Resources - Accounts Receivable".

     SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expenses as a percentage of net revenues were 61.6%, 52.2% and 49.1% for 1998, 1997, and 1996, respectively. The increase in selling, distribution and administrative expenses as a percent of revenue from 1997 to 1998 is directly attributable to the lower revenue base in 1998. Actual expenses for 1998 decreased $40.8 million from the previous year. In response to the reduction in revenues, management has taken steps to reduce costs, the most significant of which was a reduction in the company's labor force which commenced in the fourth quarter of 1997 and continued throughout 1998. From September 30, 1997 to December 31, 1998, Apria reduced its full-time equivalent employees by approximately 1,700. The majority of the labor reductions made in 1998 resulted from the third quarter reorganization of Apria's field operations into 16 geographic regions (previously 23, currently 15) and through the elimination of positions at the company's corporate headquarters.

     Selling, distribution and administrative expenses include the following reorganization charges in the third quarter of 1998: $3.8 million loss on the infusion sale, $1.8 million to record certain costs associated with the exited businesses, $3.9 million in severance, stay bonuses and other employee costs and $2.0 million in lease liability on vacant facilities due to facility consolidation activities. Other charges recorded in the third quarter of 1998 include additional amounts for legal fees and settlements.

     Selling, distribution and administrative expenses for 1997 increased $35.7 million over 1996. The increase was due, in part, to increased staffing levels in those functional areas where the company had been experiencing operational difficulties. Third and fourth quarter terminations of approximately 525 employees resulted in severance and related excise tax charges totaling $7.9 million. Charges of $2.3 million were also recorded in 1997 in connection with exiting certain business lines and closing facilities.

     AMORTIZATION OF INTANGIBLE  ASSETS.  Amortization of intangible  assets was
$12.5  million,  $16.8  million  and  $16.9  million  in 1998,  1997  and  1996, respectively. The decrease in 1998 is due to the write-off of impaired goodwill of $76.2 million in the third quarter of 1998 and $133.5 million in the fourth quarter of 1997. The resulting reduction in amortization expense was offset slightly by a reduction in the amortization period for infusion-related goodwill from 40 years to 20 years.

     IMPAIRMENT OF INTANGIBLE ASSETS. In 1998, the deterioration in the infusion therapy industry and Apria's decision to withdraw from the infusion business in certain geographic markets served as indicators of potential intangible asset impairment. Other indicators of potential impairment identified by management include, among other issues, the company's depressed common stock price, failure to meet its already lowered financial expectations, the threat of continued Medicare reimbursement reductions, government investigations against the company, slower than expected progress in improving its revenue management process, and reported financial difficulties within major managed care organizations with which the company does business, resulting in collection difficulties. Management conducted an evaluation of the carrying value of the company's recorded intangible assets. Management considered current and anticipated industry conditions, recent changes in its business strategies, and current and anticipated operating results. The evaluation resulted in an impairment charge of $76.2 milllion which was recorded in the third quarter of 1998. The charge includes a write-off of $4.8 million in intangible assets associated with the exit of the infusion business in certain areas.

     Certain 1997 conditions, including Apria's failure to meet projections and expectations, declining gross margins, recurring operating losses, significant downward adjustment to the company's projections for 1998 and a depressed common stock value, were identified by management as indicators of potential intangible asset impairment. In the fourth quarter of 1997, management conducted an evaluation of the carrying value and amortization periods of recorded intangible assets. Management considered current and anticipated industry conditions, recent changes in its business strategies and current and anticipated operating results. The evaluation resulted in an impairment charge of $133.5 million which was recorded in the fourth quarter of 1997. In conjunction with the impairment evaluation, management reduced the amortization period for goodwill related to acquired infusion therapy businesses from 40 years to 20 years. The remaining infusion-related goodwill is being amortized over the years remaining assuming a 20-year life from date of acquisition.

     For purposes of assessing impairment, assets were grouped at the branch level, which is the lowest level for which there are identifiable cash flows that are largely independent. A branch location was deemed to be impaired if the company's estimate of undiscounted cash flows was less than the carrying amount of the long-lived assets and goodwill at the branch. In estimating future cash flows, management used its best estimates of anticipated operating results over the remaining useful life of the assets where, in the case of the 1997 computation, the useful life is the amortization period before giving effect to the reduction in the infusion business goodwill from 40 to 20 years. For those branches identified as impaired, the amount of impairment was measured by comparing the carrying amount of the long-lived assets and goodwill to the estimated fair value for each branch. Fair value was estimated using a valuation technique based on the present value of the expected future cash flows.

     IMPAIRMENT OF LONG-LIVED ASSETS AND INTERNALLY-DEVELOPED SOFTWARE. One of the actions taken in 1998 as a result of management's new strategic direction was the termination of the project to implement an enterprise resource planning
(ERP) system. Accordingly, Apria wrote off related software and other capitalized costs of $7.5 million in the third quarter of 1998. As part of the decision to terminate the ERP project, management evaluated its current systems to determine their long-term viability in the context of Apria's new overall strategic direction. It was determined that Apria was at some risk in continuing to run the infusion billing system on its current platform which is no longer supported by the computer industry. To mitigate the risk, Apria is currently converting the infusion system to the IBM AS/400 operating platform on which the respiratory/home medical equipment system currently operates. Also, Apria is now proceeding with a number of enhancements to the systems which rendered certain previously-developed modules obsolete. Further, pharmacy and branch consolidations and closures rendered a variety of computer equipment obsolete. Due to its age and technological obsolescence, it was deemed to have no future value. As a result of these actions, Apria recorded an impairment charge of $11.8 million at September 30, 1998. Apria also recognized additional asset impairments during 1998 of $1.4 million in conjunction with the exited businesses and $1.4 million related to other facility closures and consolidations.

     During 1997, management reevaluated its current information systems in light of year 2000 risks and ongoing operational difficulties and concluded that significant additional costs would be necessary to adequately correct system deficiencies and improve functionality. Accordingly, the decision was made to replace Apria's systems, including internally-developed software, with a large scale, fully-integrated enterprise resource planning system. A two-year development and implementation plan was approved by the Board of Directors in December 1997. The project was subsequently terminated as discussed above.

     In light of the evaluation and decisions during 1997, management reviewed the carrying value of the capitalized software and recorded an impairment charge of $20.2 million. The charge included (1) a $3.9 million reduction to the carrying value of Apria's branch information system ("ACIS") program development costs, (2) an $11.4 million write-off of costs associated with ACIS implementation and conversion, and (3) a $4.9 million write-off of costs of a specialized telecommunications software program developed for ApriaDirect, a clinical program that was discontinued in December 1997.

     In connection with management's evaluation of Apria's internally-developed software, management also conducted a review of the company's computer hardware, including telecommunications equipment. Equipment with a carrying value of $6.6 million was identified as functionally obsolete or no longer in use and was written off in 1997.

     INTEREST EXPENSE. Interest expense was $46.9 million in 1998, $50.4 million in 1997 and $49.2 million in 1996. Long-term debt levels, although lower than in 1997, remained constant throughout 1998 until November, when a $50 million payment was made as a requirement of the amended and restated credit agreement. However, Apria's effective interest rate increased steadily over 1998, as the company did not meet the required levels of funded indebtedness to consolidated EBITDA, the financial ratio governing the applicable interest rate margin available to the company. Apria's cash balances have increased from $16.3 million at December 31, 1997 to $75.5 million at December 31, 1998. The interest income from the accumulated cash reserves has helped to mitigate the impact of higher effective interest rates.

     INCOME TAXES. Income tax expense for 1998 was $3 million, which is primarily state taxes payable on a basis other than, or in addition to, taxable income. At December 31, 1998, Apria had net operating carryforwards ("NOLs") for federal income taxes of approximately $380 million, expiring in varying amounts in the years 2003 through 2013. In evaluating the realizability of the NOLs at December 31, 1998, various positive and negative factors pertaining to the existence of sufficient projected taxable income within the carryforward period were considered. Management believes that its strategies may result in sufficient taxable income during the carryforward period to utilize Apria's NOLs. However, the achievement of future taxable income is dependent upon future events and economic, regulatory and other factors largely out of management's control. Therefore, such future taxable income is not assured. Additionally, in evaluating whether a valuation allowance is appropriate, management also considered the significant negative factors existing at December 31, 1998, including: Apria's recent historical financial and tax losses make it difficult to conclude a valuation allowance is not needed; Apria has, in recent years, been unable to meet its operating plans; and while management has implemented new strategies to achieve profitability and reported a profit in the fourth quarter of 1998, there can be no assurances that operating profits will continue in any future period or that management will be successful in implementing all its strategies, including its growth plans. In considering the positive and negative factors at this time, management concluded that it is more likely than not that Apria will be unable to utilize the NOLs except for future reversals of existing taxable temporary differences, and consequently, has recorded a valuation allowance of $159 million at December 31, 1998.

     Income tax expense for 1997 amounted to $36.6 million and included $30.0 million to increase the valuation allowance for deferred tax assets due to recurring tax losses and lower estimates of future taxable income. The remaining amount of income tax expense includes estimated state taxes payable based on factors other than income, estimated settlement amounts for in-progress state tax audits, foreign taxes related to the sale in 1997 of Apria's 15% equity interest in a United Kingdom-based company and the settlement amount paid on an examination of Apria's federal tax returns for 1992 through 1995. Certain of these tax expense items resulted in increases to deferred tax assets for which no benefit was recorded in 1997 due to offsetting increases to the valuation allowance.

     Income tax expense for 1996 amounted to $18.7 million and represented 36% of income before taxes. The deductibility in 1996 of certain accruals and merger-related reserves established in 1995 resulted in a tax loss, an increase in refundable taxes due to a carryback of a portion of the tax loss, and a decrease in net deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING CASH FLOW. In 1998 Apria generated $133.9 million in operating cash flow compared to $104.1 million generated in 1997 and cash used in operating activities of $59.3 million in 1996. The primary reason for the improvement in 1998 operating cash flow was the decrease in accounts receivable as compared to a significant increase in 1997. Also contributing to the increase in 1998 operating cash flow was a 39% reduction in net purchases of patient service equipment over 1997 levels and the fact that less cash was used in 1998 due to the timing of payments against accounts payable and payroll and related costs.

     ACCOUNTS RECEIVABLE. Accounts receivable before allowance for doubtful accounts decreased by $147.7 million during 1998. The decrease is attributable to the decline in net revenues, a high-level of bad debt write-offs and revenue adjustments and cash collections in excess of trailing net revenues. During 1998, Apria wrote-off accounts receivable totaling $246 million. Cash posted to accounts receivable was 104.5% of trailing net revenues for 1998.

     Background. Apria's accounts receivable problems originated with the Abbey/Homedco merger. The 1995 merger resulted in a restructuring plan that included a very rapid consolidation of operating locations and the conversion of all locations to standardized information systems. During the last six months of 1995, over 1,100 employees were terminated and over 100 branch locations were closed or consolidated with other branches. Beginning with the consummation of the merger, each branch information system was first converted to the predominant system in place within its region. Conversion of the branches to the standard, company-wide systems then occurred on a region-by-region basis. Because of the conversion to interim systems prior to final conversion, locations representing approximately 80% of Apria's net revenues underwent conversion. Ultimately, a total of 496 system conversions were completed; 232 were completed during 1995 and 264 during the first three quarters of 1996.

     The disruptions caused by the branch consolidations and systems conversions had a major impact on the functions of order taking, product delivery, billing and collections. Existing employees challenged with learning new systems and high turnover during this period created serious training issues. Further, familiarity with the complex and payor-specific billing requirements is critical to ensure proper and timely billing and collections. Much of this expertise was lost due to the high turnover among billing and collection personnel.

     Improvement actions. In response to these problems and the resulting high rates of bad debt write-offs and revenue adjustments, management instituted a number of measures. In 1996, such measures included the implementation of a collection incentive program with special emphasis on older accounts, the hiring of additional management-level billing and collection personnel and systems reinforcement training. In 1997, Apria instituted a process review of the field information systems to identify opportunities to improve billing processing, timeliness and accuracy. Management also validated and corrected system pricing files and implemented billing center audits to assess compliance with billing practices and procedures. During the first quarter of 1998, management reorganized its field operations to create a separate "revenue management" organization which encompasses the functions of order-taking, patient qualification, documentation coordination, timely filing and prompt follow-up. The revenue management organization reports directly to corporate headquarters and specifically to a newly created Executive Vice President position. The new organization structure was intended to facilitate improved communications and accountability. In conjunction with the reorganization, processes and procedures were reviewed to identify additional opportunities for improvement. As a result, additional personnel were placed in quality assurance positions to help ensure that products and services were more accurately and timely billed and responsibilities were consolidated to allow specifically qualified personnel to support, direct and train the revenue management staff. Task forces were formed to visit the billing centers to ensure compliance with policies and standard procedures. Also, software enhancements to simplify the order-intake process were introduced.

     Allowance evaluation. Accounts receivable is reduced by an allowance for estimated revenue adjustments and further netted by an allowance for doubtful accounts to reflect accounts receivable in the financial statements at net realizable value. Bad debt and revenue adjustment allowances are analyzed on a combined basis. Management uses actual write-off classifications in conjunction with historical experience and account reviews to determine the appropriate categorization of revenue adjustments and bad debts, both reserved and expensed. Apria's methodology for estimating allowances for uncollectible accounts and providing for the related revenue adjustments and bad debt expense involves an extensive, balanced evaluation of operating statistics, historical realization data and accounts receivable aging trends. Also considered are relevant business conditions such as system conversions, facility consolidations, business combinations, Medicare carrier conditions and extent of contracted business. Finally, specific reviews of certain large and/or problematic payors are performed. Management periodically refines the analysis and allowance estimation process to consider any changes in related policies and procedures such as the recent change in focus to collecting the more current accounts. Accordingly, management adjusts the combined allowance to reflect its best estimate of the allowance required at each reporting date. See "Results of Operations - Revenue Adjustments and Provision for Doubtful Accounts".

     Unbilled receivables. Included in accounts receivable are earned but unbilled receivables of $25.3 million and $31.9 milion at December 31, 1998 and 1997, respectively. There is a delay of approximately a day or two, up to several weeks or more in some cases, between the date of service and billing due to delays in obtaining certain required payor-specific documentation from internal and external sources. Such documentation would include internal records of proof of service and written authorizations from physicians and other referral sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility.

     LONG-TERM DEBT. Apria's credit agreement with a syndicate of banks was amended and restated in November of 1998 and further amended in January and February of 1999. The November amendment required a $50 million permanent repayment of the loan upon execution. The remaining indebtedness under the credit agreement was restructured into a $288 million term loan and a $30 million revolving credit facility with a maturity date of August 9, 2001. The amended and restated agreement currently requires that Apria issue not less than $50 million of senior subordinated convertible debentures or senior subordinated notes by April 23, 1999, the net proceeds of which must be applied to the term loan.

     The amended and restated credit agreement allows Apria to make acquisitions under an acquisition "basket" provision of up to $62 million, subject to certain restrictions, that may be increased given certain levels of financial performance by Apria. In 1999, the acquisition limit is subject to dollar for dollar reduction by the amount of any unusual cash expenses (as defined by the agreement) incurred and paid in 1999.

     Term loan principal payments are payable quarterly, in varying amounts, commencing on March 31, 1999 and continuing through June 30, 2001. Further, between the effective date of the November amendment and the earlier of April 23, 1999 or the issuance date of the debentures or notes, Apria is subject to prepayment requirements on the term loan based on excess cash flow (as defined by the agreement). The resulting prepayments of $6.9 million reduced the required amount of the quarterly term loan payment that was due March 31, 1999 to zero, and no additional prepayments based on excess cash flow are required.

     The amended and restated credit agreement permits Apria to elect one of two variable rate interest options at the time an advance is made. The first option is a rate expressed as 2.5% plus the higher of the Federal Funds Rate plus 0.50% per annum or the Bank of America "reference" rate. The second option is a rate based on the London Interbank Offered Rate ("LIBOR") plus an additional increment of 3.5% per annum. The agreement requires payment of commitment fees of 0.75% on the unused portion of the revolving credit facility.

     Borrowings under the credit agreement are secured by substantially all of Apria's assets and the agreement also imposes numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments, and restrictions on cash dividends, loans and other distributions. Further, the agreement requires that Apria maintain at least $35 million in its depository accounts until the issuance of the senior subordinated convertible debentures or senior subordinated notes.

     At December 31, 1998, total borrowings under the credit agreement totaled $288 million, none of which were advanced from the revolving credit facility. At December 31, 1998, outstanding letters of credit totaled $10.3 million and credit available under the revolving credit facility was $19.7 million (subject to the restriction under the indenture discussed below).

     Under the indenture governing Apria's $200 million 9 1/2% senior subordinated notes due November 1, 2002, Apria's ability to incur indebtedness becomes restricted at times when the company's "fixed charge coverage ratio" (as defined in the indenture) is less than 3.0 to 1.0. Charges taken in the second and fourth quarters of 1997 and in the third quarter of 1998 resulted in the fixed charge coverage ratio being less than 3.0 to 1.0. This condition is expected to continue at least through the third quarter of 1999. Apria has changed its cash management procedures to avoid the need to incur indebtedness that would otherwise require a modification of the terms of the indenture and has accumulated a balance in its money market account of $78 million at March 15, 1999.

     OTHER BALANCE SHEET CHANGES. The decrease in "accrued payroll and related taxes and benefits" at December 31, 1998, compared to December 31, 1997 is due to a decrease of three days in the accrual of payroll-related costs and the reduced workforce. At December 31, 1997, "other assets" was primarily comprised of payments for businesses acquired late in the year. The payments were then allocated to the various underlying acquired assets in early 1998.

     DISPOSITIONS AND BUSINESS COMBINATIONS. As part of Apria's new strategic direction, management performed an extensive profitability study to identify service lines and/or geographic markets as potential candidates for exit. Most significant of the decisions arising from the study was the decision to withdraw from the infusion business in California, Texas, Louisiana, West Virginia, western Pennsylvania and downstate New York. Shortly after Apria announced its plans to exit the infusion line in these geographic markets, a buyer emerged for the California locations. Crescent Healthcare, Inc. purchased substantially all the assets and business, excluding accounts receivable, of the California infusion locations. Apria recorded a $3.8 million loss on the sale in the third quarter of 1998. In the other locations where Apria decided to exit the infusion business, management worked with its business partners to modify contracts and transfer patients to other providers. This transition was substantially complete by the end of 1998. The operations of these infusion locations had revenues of $41.5 million, $72.7 million and $86.2 million in 1998, 1997 and 1996, respectively. Gross profits were $14.9 million, $32.1 million and $46.9 million, respectively, for the same periods.

     Apria periodically makes acquisitions of complementary businesses in specific geographic markets. Cash paid for acquisitions that closed during 1998 totaled $2.7 million.

     PURCHASE COMMITMENTS. On September 1, 1994, Apria entered into a five-year agreement, which was subsequently amended in June 1996, to purchase medical supplies totaling $132 million with minimum annual purchases ranging from $7.5 million in the first year to $36.5 million in the third through fifth years. Failure to purchase at least 90% of the annual commitment would result in a penalty of 10% of the difference between the annual commitment and the actual purchases, beginning with the 12-month period ended August 31, 1996. In late 1997, management made the strategic decision to exit the low-margin medical supply business and has been working with the vendor to restructure the agreement. In the interim, the company continues to purchase needed medical supplies from this vendor, subject to the pricing established under the old agreement. The company failed to meet the minimum purchase commitment for the 12-month period ended August 31, 1998, and, consequently, incurred a liability for penalties of $1.2 million on the purchase shortfall.

     YEAR 2000 COMPLIANCE. As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application programs in the marketplace were designed to accommodate a two-digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). Consequently, the year 1999 could be the maximum date value that systems would be able to accurately process.

     Internal operating systems. Beginning in late 1997, Apria conducted a comprehensive review of its operating and field information systems, including an assessment of the nature and potential extent of the impact of the year 2000 issue. As a result, Apria began the modification process of its software in order for its computer systems to function properly in the year 2000 and thereafter. Apria utilized internal resources to reprogram and test the software for the necessary year 2000 modifications. Apria's systems also underwent two external assessments of the year 2000 issue and received a "low" risk rating. The modification and testing were completed on schedule and management now considers its operating and field information systems year 2000-compliant. To further ensure a smooth transition into the year 2000, management will, among other measures, suspend software updates between November 1999 and January 2000 and form a special team to address any related problems that may arise.

     Apria has not developed a formal contingency plan in the event that the system modifications prove to be inadequate. Such inadequacies could result in system failure or miscalculations. This would cause disruptions to normal business processes including, among other things, the temporary inability to process transactions and generate billings. If such a disruption continued for an extended period, it could have a material adverse effect on the results of operations, cash flow and financial condition of Apria.

     Apria is currently in the process of assessing and addressing any potential issues with its ancillary software packages that perform less-critical functions and any other electronic mechanisms that could have date-sensitive microprocessors.

     External risks. Apria depends on electronic interfaces with many of its business partners to conduct many of its day-to-day functions. Such functions include payments to and from suppliers and payors, transfer of funds between Apria's banks, and electronic billing and supply ordering. Apria has been in contact with its more critical business partners to obtain assurance of their year 2000-readiness and is currently in the process of scheduling live tests with the regional Medicare carriers responsible for processing approximately one-fourth of Apria's reimbursements. As a contingency, in the event of failure on the part of an external agent, the exchange of data and payments can continue via paper documents and more traditional methods. Further, Apria has revised contracts with certain of its managed care payors to include remedies should the payor fail to reimburse the company on a timely basis due to their own year 2000 problems.

     Another area of potential risk is with certain patient service equipment items that have microprocessors with date functionality that could malfunction in the year 2000. Although Apria has found the majority of such microprocessors include duration time clocks and not date time clocks, management has initiated formal communications with its suppliers to obtain assurance that the equipment they supply is year 2000-compliant. To date, Apria has received year 2000-compliance certification letters from substantially all of its primary vendors and approximately 40% of the entire set of vendors from which it requested such assurance.

     If Apria is unable to resolve all its year 2000 issues with external agents, it may have a material adverse effect on the company's business, results of operations or financial condition.

     Costs. Apria does not believe the costs of its year 2000 remediation efforts are material. To date, such costs have been expensed as incurred. Management's expectations about year 2000-related costs yet to be incurred are subject to various uncertainties that could cause the actual costs to differ materially from those expectations. Such uncertainties include the adequacy of the modifications made to Apria's operating and field information systems, the success of the company in identifying and resolving any problems with its ancillary systems or electronic mechanisms and the year 2000-readiness of Apria's business partners.

     OTHER. Apria's management believes that cash provided by operations together with cash invested in its money market account will be sufficient to finance its current operations for at least the next year or until the borrowing restriction described above is eliminated.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Apria currently utilizes no material derivative financial instruments which expose the company to significant market risk. However, interest rate changes may affect the cash flow, earnings, and the fair value of its term debt due to differences between the market interest rates and the rates at the inception of these financial instruments. Based on Apria's term debt outstanding at December 31, 1998 and current market perception, a 50 basis point increase in the interest rates as of December 31, 1998 would result in a net reduction of the market value of the instruments of $4.6 million. Conversely, a 50 basis point decrease in the interest rates would result in an $4.7 million net increase in the market value of Apria's term debt outstanding at December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Reports of Independent Auditors, Consolidated Financial Statements and Consolidated Financial Statement Schedule listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" are filed as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective July 6, 1998, Apria changed its independent auditors. Previous to that date, the independent auditors were Ernst & Young LLP. The decision to change independent auditors was not recommended or approved in advance by the Audit Committee of Apria's Board of Directors. The reports of Ernst & Young LLP on Apria's Consolidated Financial Statements for the fiscal years ended December 31, 1997 and 1996 contained no adverse opinion or disclaimer of opinion, and no such report was qualified or modified as to uncertainty, audit scope or accounting principles. Also, for the fiscal years ended December 31, 1997 and 1996 and during the year-to-date period ended July 6, 1998 there were no disagreements regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Furthermore, during the same periods, no event requiring disclosure under Item 304(a)(2) of Regulation S-K occurred between Apria and Ernst & Young LLP.

     Effective July 15, 1998, Apria engaged Deloitte & Touche LLP as its principal accountants to audit its Consolidated Financial Statements for the fiscal year ended December 31, 1998. During the fiscal years ended December 31, 1997 and 1996 and each subsequent interim period prior to engaging Deloitte &
Touche LLP, Apria did not consult Deloitte & Touche LLP regarding either the application of accounting principles to a specified transaction, or the type of opinion that might be rendered on Apria's Consolidated Financial Statements.

     The Company has since adopted a policy that any future changes in its independent auditors will be reviewed and approved in advance by the Audit Committee of the Board of Directors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     Information regarding Apria's executive officers is set forth under the caption "Executive Officers of the Registrant" in Item 1 hereof.

DIRECTORS

     Set forth below are the names, ages and past and present positions of the persons serving as Apria's Directors as of March 31, 1999:

                                            Business Experience During Last                 Director    Term
 Name and Age                                Five Years and Directorships                    Since     Expires
 ------------                                ----------------------------                    -----     -------

 David H. Batchelder, 49        Principal and Managing Member of Relational Investors,  LLC   1998       2001
                                since March 1996.  He has served as the  Chairman and Chief
                                Executive  Officer  of  Batchelder  &  Partners,   Inc.,  a
                                financial  advisory and investment banking firm based in La
                                Jolla,   California,   since  1988.   Mr.   Batchelder  was
                                appointed  by the Board of Directors in July 1998 to fill a vacancy.  Mr.  Batchelder  also  serves  as a  director  of
                                Morrison Knudsen Corporation and Nuevo Energy Company.

 Philip L. Carter, 50           Chief  Executive  Officer and a Director of Apria since May  1998       2000
                                1998.  Prior to joining  Apria,  Mr.  Carter was  President and Chief  Executive  Officer  of Mac  Frugal's  Bargains o
                                Close-Outs Inc., a chain of retail discount  stores,  since
                                1995  and  had  held  the   positions  of  Executive   Vice
                                President and Chief Financial  Officer of Mac Frugal's from
                                1991 through 1995.

 David L. Goldsmith, 51         Managing  Director of RS Funds,  an  investment  management  1987**     1999
                                firm.  Prior to  joining RS Funds in  February  1999 he had
                                served  as  Managing   Director  of   Robertson,   Stephens
                                Investment Management,  an investment management firm owned
                                by   Bank   of   America   National   Trust   and   Savings
                                Association.  He was affiliated with Robertson,  Stephens &
                                Company LLC and its  predecessors  from 1981 through  1999.
                                Mr.   Goldsmith  is  also  a  director  of  Balanced   Care
                                Corporation.

 Leonard Green, 72              President and Chief Executive  Officer of Green  Management  1993*      1999
                                and  Investment  Co.,  a  private   investment   management
                                company,  since 1985.  Mr.  Green also serves as a director of Lincoln Services Corp.

 Richard H. Koppes, 52          Of Counsel to Jones,  Day,  Reavis & Pogue, a law firm, and  1998       1999
                                serves as a Consulting  Professor of Law and Co-Director of
                                Education  Programs at Stanford  University  School of Law.
                                He also served as a principal of American  Partners Capital
                                Group, a venture  capital and consulting  firm, from August
                                1996 to December  1998.  From May 1986  through  July 1996,
                                Mr.  Koppes  held  several  positions  with the  California
                                Public  Employees'  Retirement  System,  including  General
                                Counsel,   Interim  Chief  Executive   Officer  and  Deputy
                                Executive  Officer.  Mr. Koppes is also a director of Mercy
                                Healthcare,  a non-profit  hospital system.  Mr. Koppes was appointed  by the Board of  Directors in May 1998 to fill a newly created seat on the Board.

 Philip R. Lochner, Jr., 56     Senior Vice President - Administration  of Time Warner Inc.  1998       2001
                                from  July  1991  to July  1998.  From  March  1990 to June
                                1991, Mr. Lochner was a Commissioner  of the Securities and
                                Exchange  Commission.  He  is  a  member  of  the  Advisory
                                Council  of  Republic  New York  Corporation.  He is also a
                                Trustee  of  The   Canterbury   School.   Mr.  Lochner  was
                                initially  appointed by the Board of Directors in June 1998 to fill a newly  created  seat on the Board and was elected by the shareholders to a full term in July 1998.

 Beverly Benedict Thomas, 56    Principal   of   BBT   Strategies,    a   consulting   firm  1998       2001
                                specializing  in public  affairs  and  strategic  planning.
                                Previously,  Ms.  Thomas was a principal of UT  Strategies,
                                Inc.,  a  public  affairs  firm,  from  1995  to  1997  and
                                Assistant  Treasurer of the State of  California  from 1991 to 1995.  In  addition to serving as a director of Catellus
                                Real Estate  Development  Corporation,  a diversified  real estate  operating  company,  Ms.  Thomas  also  serves as a
                                Commissioner of the Los Angeles City Employees'  Retirement
                                System.  From  1993  to  1995,  Ms.  Thomas  served  on the
                                Boards  of  the  California  Public  Employees'  Retirement
                                System  and  the  California   State  Teachers   Retirement
                                System.  Ms.  Thomas was  initially  appointed by the Board of Directors  in June 1998 to fill a newly  created seat on the Board and was  elected  by the  shareholders  to a full term in July 1998.

 H. J. Mark Tompkins, 58        Independent  investment  and corporate  advisor,  President  1997       2000
                                and  Chief  Executive  Officer  of  Exfinco,   S.a.r.l.,  a
                                Belgian company engaged in investment advisory  activities, from 1994 until  1997.  Mr.  Tompkins  was  appointed  by a committee  of the Board of  Directors in March 1997 to fill a vacancy and was thereafter  elected to a full term by the shareholders.  Mr. Tompkins  was  a  member  of  the  Abbey
                                Board of Directors  from  September  1992 until the time of the merger and is  currently a director of Kemgas  Limited.
                                He is also a director  and  Chairman of  Partners  Holdings
                                PLC, a publicly  owned  company  whose shares are traded on an exchange in the United  Kingdom.  From 1987 through June
                                1994, Mr. Tompkins  served as Chief Executive  Officer of a
                                French investment advisory concern, Cofinex, E.u.r.l..

 Ralph V. Whitworth, 43         Chairman  of the Board of  Directors  of Apria  since April  1998       2000
                                28, 1998.  Mr.  Whitworth is also a principal  and Managing
                                Member of Relational  Investors,  LLC, a private investment company.  He is also a partner in  Batchelder  &  Partners,
                                Inc.,  a financial  advisory  and  investment-banking  firm based in La Jolla,  California.  From 1988 until 1996,  Mr.
                                Whitworth  was  president of Whitworth  and  Associates,  a corporate  advisory firm. Mr.  Whitworth was appointed by a
                                Committee  of the Board of  Directors  in  January  1998 to
                                fill  a  newly  created  seat.  Mr.  Whitworth  is  also  a director of CD Radio, Inc., Wilshire Technologic,  Inc. and
                                Waste Management, Inc.

------------

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT BY CERTAIN COMPANY AFFILIATES

     Section 16(a) of the Exchange Act requires Apria's Directors and officers, and persons who own more than 10% of a registered class of Apria's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The New York Stock Exchange, Inc.
Directors, officers, and greater than 10% stockholders are required by the Securities and Exchange Commission to furnish the company with copies of the reports they file.

     Based solely on its review of the copies of such reports and written representations from certain reporting persons that certain reports were not required to be filed by such persons, the company believes that all of its Directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during the 1998 fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

     The following table sets forth all compensation for the 1998, 1997 and 1996 fiscal years paid to or earned by each individual who served as Apria's Chief Executive Officer, as well as the four other most highly compensated executive officers during the 1998 fiscal year.

                                                               SUMMARY COMPENSATION TABLE

                                                                                 Long-Term(1)
                                                                                 Compensation
                                                    Annual Compensation            Options             All Other
                                                 Salary(2)         Bonus           Granted            Compensation
Name                                   Year         ($)             ($)              (#)                  ($)
------------------------------------   ----     -----------     ----------     ---------------      ----------------
Philip L. Carter...................    1998       330,499         300,000           750,000                   --
  Chief Executive Officer(3)           1997            --              --                --                   --
                                       1996            --              --                --                   --

Jeremy M. Jones....................    1998        48,820              --             1,666            1,937,804(5)
  Chairman of the Board                1997       467,013              --                --                4,750(6)
  and Chief Executive Officer(4)       1996       464,320              --            20,000                4,750(6)

Lawrence M. Higby..................    1998       424,113             n/a(8)        300,000                   --
  President and Chief                  1997        40,969              --           150,000                   --
  Operating Officer (7)                1996            --              --                --                   --

Lawrence A. Mastrovich.............    1998       175,075             n/a(8)         75,000                3,940(6)
  Executive Vice President,            1997       111,956          41,754                --                4,238(6)
  Business Operations (9)              1996       104,748           4,867             4,000                3,437(6)

Dennis E. Walsh....................    1998       237,971          n/a(8)           100,000                3,940(6)
  Executive Vice President,            1997       188,962              --                --               10,720(10)
  Sales                                1996       177,666           4,080             4,000                4,750(6)

Lisa M. Getson.....................    1998       151,172             n/a(8)         40,000                3,940(6)
  Senior Vice President, Business      1997       137,801           4,500                --                4,750(6)
  Development and Clinical             1996       127,775           7,978             5,500                4,750(6)
  Services

Robert S. Holcombe.................    1998       292,869             n/a(8)         40,000                3,940(6)
  Senior Vice President,               1997       263,162           4,410                --                6,571(13)
  General Counsel and                  1996       153,455           7,000            35,000(12)          150,324(14)
  Secretary (11)

------------------------------------

(1) Apria has not issued stock appreciation rights or restricted stock awards. The company currently has no "long-term incentive plan" as that term is defined in the applicable rules.

(2) These amounts include an automobile allowance which is paid as salary. Salary is paid on the basis of bi-weekly pay periods, with payment for each period being made during the week following its termination. Due to the fact that 1998 contained a payment date for a pay period which ended in 1997, amounts reported as salary paid for 1998 vary slightly from the actual amounts of the 1998 salaries of the executive officers listed above who were with Apria as of January 1, 1998.

(3)  Mr. Carter became Apria's Chief Executive Officer on May 5, 1998.

(4) Mr. Jones resigned as Chairman of the Board and Chief Executive Officer of Apria on January 19, 1998. He resigned as a director on May 27, 1998.

(5) This amount includes $1,819,694 in severance payments made or to be made in 1998 and 1999 and a $118,110 payment for earned but unused vacation and holiday time.

(6) Annual contribution by Apria to the company's 401(k) Savings Plan in the name of the individual.

(7) Mr. Higby also acted as Apria's Chief Executive Officer from January 19, 1998 until May 5, 1998. Mr. Higby was first employed by the company in November, 1997.

(8)  Individual 1998 bonuses have not been determined as of the filing date.

(9) Mr. Mastrovich was promoted from Vice President - Operations, Northeast Division on October 1, 1998.

(10) This amount includes a $4,750 contribution to Apria's 401(k) Savings Plan in the name of the individual and a $5,520 cash award for individual achievement called the "Chairman's Circle Award".

(11) Mr. Holcombe was first employed by Apria in May 1996.

(12) Mr. Holcombe was awarded 35,000 option shares in May 1996 when he was first employed by Apria. Those options were surrendered by him in exchange for a subsequent grant of 30,000 option shares. He was also awarded a further option to purchase an additional 5,000 shares.

(13) This amount includes a $4,750 annual contribution to Apria's 401(k) Savings Plan in the name of the individual and a reimbursement of $1,821 for tax liabilities incurred in connection with the reimbursement of relocation costs.

(14) This amount consists of various relocation expenses reimbursed by Apria.


SUMMARY OF OPTION GRANTS

     The following table provides information with respect to grants of options to all individuals serving as Apria's Chief Executive Officer and the four other most highly compensated executive officers of the company, during the 1998 fiscal year.

                                                          OPTION GRANTS TABLE

                                                                                             Potential Realizable
                             Number of                                                       Value at Accrual Rate
                             Securities       % of Total                    Expiration       of Stock Appreciation
                             Underlying     Options Granted                   Date of         for Option Term ($)
                              Options       to Employees in     Exercise      Options       ------------------------
Name                          Granted         Fiscal Year       Price ($)     Granted           5%            10%
-----------------------     ------------   -----------------    ---------   -----------     ----------    ----------
Philip L. Carter              750,000           21.40%            9.00         5/5/08        4,245,038    10,757,758
Jeremy M. Jones                 1,666            0.05%           13.875       2/24/08           14,537        36,840
Lawrence M. Higby             300,000(1)         8.60%           10.004(2)        (3)        1,887,438     4,783,139
Lawrence A. Mastrovich         75,000            2.10%            6.50        7/17/08          306,586       776,950
Dennis E. Walsh               100,000            2.90%            6.50        7/17/08          408,782     1,035,933
Lisa M. Getson                 40,000            1.10%            6.50        7/17/08          163,513       414,373
Robert S. Holcombe             40,000            1.10%            6.50        7/17/08          163,513       414,373

----------------------

(1) This amount does not include an option for 50,000 shares issued in January 1998 under the company's Amended and Restated 1992 Stock Incentive Plan to replace an option on the same terms for an identical number of shares erroneously issued under the company's 1997 Stock Incentive Plan during 1997. This amount includes an option for 40,000 shares approved in 1998, which did not become effective until January 4, 1999. The remaining options for shares included in this amount were approved and became effective in 1998.

(2) The value shown is an average. Options for 150,000 shares are or will become exercisable at $12.875 per share, options for 110,000 shares are or will be exercisable at $6.50 per share, and options for 40,000 shares are or will be exercisable at $8.875 per share.

(3) The options for 150,000 shares expire on January 26, 2008, the options for 110,000 shares expire on July 17, 2008, and the options for 40,000 shares expire on January 4, 2009.


SUMMARY OF OPTIONS EXERCISED

     The following table provides information with respect to the exercise of stock options by all persons who served as Apria's Chief Executive Officer during the 1998 fiscal year and the four other most highly compensated executive officers of the company during the 1998 fiscal year, together with the fiscal year-end value of unexercised options.

             AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

                                                         Number of Securities
                                                        Underlying Unexercised       Value of Unexercised In-
                                                              Options at                the-Money-Options at
                               Shares                       Fiscal Year End              Fiscal Year End(1)
                             Acquired on   Value(1)    -------------------------     -------------------------
                              Exercise     Realized    Exercisable/Unexercisable     Exercisable/Unexercisable
-----------------------      -----------   --------    -------------------------     -------------------------
Name                             (#)          ($)                (#)/(#)                       ($)/($)
-----------------------      -----------   --------    -------------------------     -------------------------
Philip L. Carter                  0             0           375,000/375,000                     0/0
Jeremy M. Jones                   0             0           516,322/1,666                       0/0
Lawrence M. Higby                 0             0            30,000/380,000                     0/268,125
Lawrence A. Mastrovich          4,000        41,625          35,200/88,200                 40,600/182,813
Dennis E. Walsh                   0             0            61,120/138,880                     0/243,750
Lisa M. Getson                    0             0             8,200/44,500                      0/97,500
Robert S. Holcombe                0             0            14,000/61,000                      0/97,500

----------------------


(1) Market value of the securities underlying the options at exercise date or year-end, as the case may be, minus the exercise or base price of "in-the-money" options and transaction costs. The market value of Apria's common stock at the close of trading on December 31, 1998 was $8.9375.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee since January 1, 1998 was either an officer or employee of the company.

DIRECTORS' FEES

     All Directors of Apria are reimbursed for their out-of-pocket expenses incurred in connection with attending Board and Committee meetings. All non-employee Directors receive: (i) $1,000 per Board or Committee meeting attended in person ($1,500 per Committee meeting for the Director who is the Committee's chairman) and (ii) $500 per Board or Committee meeting attended via telephone. In addition, each non-employee Director receives an option to purchase 25,000 shares of the company's common stock, at fair market value on the date of grant, for each year that he has been a member of the Board of Directors.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     Apria has employment or severance agreements with the following executive officers listed in the Summary Compensation Table.

     PHILIP L. CARTER. Pursuant to an employment agreement which is scheduled to expire on April 30, 2002, Mr. Carter serves as Apria's Chief Executive Officer. The agreement provides that Mr. Carter is to receive an annual salary of $600,000 and is entitled to participate in Apria's annual bonus, incentive, stock and all other benefit plans generally available to executive officers of the company. Mr. Carter is entitled to receive performance bonuses of up to 80% of his annual salary. Mr. Carter is also entitled to receive (i) reasonable access to the company's accountants for financial planning, (ii) an annual car allowance, and (iii) reimbursement of certain other expenses. If the company terminates Mr. Carter's employment without cause, or if he terminates his employment with good reason (including upon a change in control), Mr. Carter shall receive a lump sum severance payout equal to three times the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance, and (iv) an additional amount estimated at $5,000. In addition, the company shall be required to provide an office and secretarial support at a cost of not more than $50,000 during the year following termination. Finally, upon any such termination not for cause or with good reason, all stock options held by Mr. Carter shall vest and remain exercisable for a period of three years.

     LAWRENCE M. HIGBY. Pursuant to an employment agreement which is scheduled to expire on January 18, 2001, Mr. Higby serves as President and Chief Operating Officer of the company. The agreement provides that Mr. Higby is to receive an annual salary of not less than $400,000 (his current annual salary is $400,004), subject to annual increases at the discretion of the Compensation Committee, and is entitled to participate in Apria's stock option plans and all other benefit programs generally available to executive officers of the company. Mr. Higby is also entitled to receive (i) such bonuses as the Compensation Committee may, from time to time, in its sole discretion award, (ii) an automobile allowance and (iii) reimbursement of certain other expenses. He is also provided reasonable access to Apria's accountants for personal financial planning. If the company terminates Mr. Higby's employment without cause, or if Mr. Higby terminates his employment with good reason (including upon a change in control), Mr. Higby is entitled to a lump sum severance payment equal to three times his base salary plus an additional amount determined as set forth in the employment agreement. In addition, all unvested stock options from the 150,000 share grant issued to Mr. Higby on January 26, 1998, will immediately become exercisable, and all of his vested options will remain exercisable for a period of three years following such termination.

     JEREMY M. JONES.  Apria had an employment  agreement  with Mr.  Jones,  who voluntarily resigned from his positions as Chairman of the Board and Chief Executive Officer of the company and from his positions with all of its subsidiaries as of January 19, 1998. Pursuant to Mr. Jones's employment agreement, he was to serve as Chairman of the Board and Chief Executive Officer. The agreement provided for an annual salary of not less than $390,000, subject to annual increases at the discretion of the Compensation Committee (as of the date of his resignation, Mr. Jones's annual salary was $460,000). Mr. Jones was also entitled to (i) such bonuses as the Compensation Committee would, from time to time, in its sole discretion award, (ii) an automobile allowance, (iii) reimbursement of certain other expenses, (iv) reasonable access to the company's accountants and counsel for personal financial planning and legal services, and
(v) participation in the company's various benefit plans. In addition, his resignation agreement provided that the previously unvested 190,000 share portion of Mr. Jones's total outstanding options to purchase 516,322 shares of common stock became fully vested and each option will remain exercisable for its stated term as though Mr. Jones had not terminated his employment. The employment agreement also contained severance provisions which were superseded by an agreement entered into at the time of his resignation. Pursuant to that agreement, Mr. Jones (i) was paid a lump sum severance payment of $1,753,900 (subject to withholding for federal and state taxes) at the time of his resignation and (ii) is being provided with an office and associated services for a period of two years from the date of his resignation.

     ROBERT S. HOLCOMBE, DENNIS WALSH, LARRY MASTROVICH AND LISA GETSON. In June 1997, Messrs. Holcombe, Walsh and Mastrovich and Ms. Getson (each referred to as "Executive" below) entered into executive severance agreements with the company. Pursuant to each agreement, each Executive serves in a position and undertakes duties at Apria's discretion. As of December 31, 1998, Mr. Holcombe served as Senior Vice President, General Counsel and Secretary of the company, Mr. Walsh served as Executive Vice President, Sales, Mr. Mastrovich served as Executive Vice President, Business Operations and Ms. Getson served as Senior Vice President, Business Development and Clinical Services. Each agreement provides that the Executive's salary shall be at the company's discretion. As of February 28, 1999, Mr. Holcombe's annual salary was $280,000, Mr. Walsh's annual salary was $220,000, Mr. Mastrovich's annual salary was $180,000 and Ms. Getson's annual salary was $137,800. Each Executive is entitled to participate in Apria's stock option plans and all other benefit programs generally available to executive officers of the company at the company's discretion. Each Executive is also entitled to receive (i) such bonuses as the Compensation Committee may, from time to time, in its sole discretion award, and (ii) reimbursement of certain other expenses at the company's discretion. If the company terminates an Executive's employment without cause, each Executive is entitled to a payment equal to his or her annual base salary plus an additional amount determined as set forth in the agreement. However, if such termination occurs during the two-year period following a change of control of the company, Messrs. Holcombe and Walsh and Ms. Getson shall each be entitled to a payment equal to two times his or her base salary plus an additional amount determined as set forth in the agreement. Such payments shall be payable in periodic installments over one or two years in exchange for a valid release of claims against the company. In no event will any Executive receive a payment which would be deemed to be an "excess parachute payment" under Section 280G of the Code.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 31, 1999 with respect to the beneficial ownership of Apria's common stock by each person who is known by the company to beneficially own more than 5% of Apria's common stock, each Director of the company, each person who served as Apria's Chief Executive Officer during 1998, and the four other most highly compensated executive officers who were serving in such capacity as of December 31, 1998, and all Directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes both voting and investment power with respect to the shares shown.

                                                       SECURITY OWNERSHIP TABLE

                                                                 Amount and Nature of         Percent of
Name Of Beneficial Owner                                         Beneficial Ownership           Class
------------------------                                         --------------------           -----
Relational Investors, LLC (1)                                         6,923,766                 13.37%
David H. Batchelder (1)                                               6,897,100                 13.32
Ralph V. Whitworth (1)                                                6,823,766                 13.18
Joel L. Reed(1)                                                       6,797,100                 13.12
Richard C. Blum & Associates, L.P. (2)                                5,425,000                 10.48
Richard C. Blum & Associates, Inc. (2)                                5,425,000                 10.48
Richard C. Blum (2)                                                   5,425,000                 10.48
Lazard Freres & Co. LLC(3)                                            2,911,700                  5.62
Peter C. Cooper(4)                                                    2,836,900                  5.47
Gilbert E. LeVasseur(4)                                               2,836,900                  5.47
Cooper & LeVasseur(4)                                                 2,836,900                  5.47
Cooper Capital, LLC(4)                                                2,836,900                  5.47
George L. Argyros(5)                                                  2,770,434                  5.35
Jeremy M. Jones (6)                                                   1,255,980                  2.42
Philip L. Carter(7)                                                     400,000                    *
David L. Goldsmith(8)                                                   351,902                    *
Lawrence M. Higby (9)                                                    70,000                    *
Dennis E. Walsh (10)                                                     78,400                    *
Leonard Green (11)                                                       51,666                    *
H.J. Mark Tompkins(12)                                                   41,766                    *
Lawrence A. Mastrovich (13)                                              39,655                    *
Richard H. Koppes(14)                                                    26,500                    *
Philip R. Lochner, Jr.(15)                                               26,000                    *
Beverly Benedict Thomas(16)                                              25,000                    *
Robert S. Holcombe(17)                                                   29,200                    *
Lisa M. Getson(18)                                                        8,200                    *
All current directors and executive officers as a group
(19 persons)(19)                                                      8,399,814                 16.60%

------------------
*     Less than 1%

(1) According to a Schedule 13D, dated September 29, 1997, amendments thereto dated January 27, 1998, February 3, 1998 and November 23, 1998,
     respectively, and a Form 3, all of which have been filed with the Securities and Exchange Commission, Relational Investors, LLC ("RILLC"), its affiliated companies and Messrs. Batchelder, Whitworth and Reed, individually and as Managing Members of RILLC, have sole voting and dispositive power as to 6,923,766 shares, which amount includes 51,666 shares subject to options that are currently exercisable. 6,797,100 of the shares are held by RILLC or by limited partnerships (Relational Coast Partners, L.P., Relational Investors, L.P., Relational Fund Partners, L.P., or Relational Partners, L.P.) of which RILLC is the sole general partner. Mr. Whitworth, who became a Director of Apria of January 27, 1998, holds currently exercisable options to acquire 26,666 shares, and Mr. Batchelder, who became a Director of Apria on July 28, 1998, holds 75,000 shares in a personal account and a currently exercisable option to acquire 25,000 shares. Mr. Reed's holdings are all through RILLC. The mailing address of Relational Investors, LLC and each of Messrs. Whitworth, Batchelder and Reed is 4330 La Jolla Village Drive, Suite 220, San Diego, California 92122.

(2) According to a Form 3 filed with the Securities and Exchange Commission on September 10, 1998, Richard C. Blum & Associates, Inc., the sole general partner of Richard C. Blum & Associates, L.P. and Richard C. Blum, President, Chairman and majority stockholder of Richard C. Blum & Associates, Inc., reported indirect ownership of 5,425,000 shares. These shares are owned directly by three limited partnerships for which Richard
     C. Blum & Associates, L.P. is the sole general partner and five investment advisory accounts for which Richard C. Blum & Associates, L.P. exercises voting and investment discretion. According to a Schedule 13D, dated July 17, 1998, and an amendment thereto dated August 10, 1998, filed with the Securities and Exchange Commission, Richard C. Blum & Associates, L.P. has sole voting and sole dispositive power over these shares. As the sole general partner of Richard C. Blum & Associates, L.P., Richard C. Blum & Associates, Inc. is deemed the beneficial owner of the shares beneficially owned by Richard C. Blum & Associates, L.P. As President, Chairman and majority stockholder of Richard C. Blum & Associates, Inc., Richard C. Blum might be deemed to be the beneficial owner of the shares beneficially owned by Richard C. Blum & Associates, Inc. Richard C. Blum & Associates, L.P., Richard C. Blum & Associates, Inc. and Richard C. Blum disclaim beneficial ownership of the shares owned directly by Richard C. Blum & Associates, L.P.'s partnerships and investment advisory clients except to the extent of any pecuniary interest therein. The mailing address of Richard C. Blum & Associates, L.P., Richard C. Blum & Associates, Inc. and Richard C. Blum is 909 Montgomery Street, Suite 400, San Francisco, California 94133.

(3)  According  to a Schedule  13G,  dated  February  16,  1999,  filed with the
     Securities and Exchange Commission, Lazard Freres Co. LLC, a registered investment advisor, has sole voting power as to 2,765,800 shares and sole dispositive power as to 2,911,700 shares. The mailing address of Lazard Freres Co. LLC is 30 Rockefeller Plaza, New York, New York 10020.

(4) According to a Schedule 13D dated March 17, 1999, filed with the Securities and Exchange Commission Peter C. Cooper ("Cooper"), Gilbert E. LeVasseur ("LeVasseur"), Cooper & LeVasseur, LLC ("C&L") and Cooper Capital, LLC ("Cooper Capital") reported beneficial ownership of 2,836,900 shares. Cooper and LeVasseur are private investors. Cooper Capital is a limited liability company of which Cooper is the sole manager, serves as a general partner or managing member of certain private investment funds and is the general partner of a private investment fund limited partnership called Clifton Investments, L.P. ("Clifton"). C&L is a limited liability company managed by Cooper Capital and LeVasseur and is the sole general partner of two private investment fund limited partnerships called C&L Capital Partners, L.P. ("Fund I") and C&L Capital Partners II, L.P. ("Fund II").
     LeVasseur also serves as the Trustee of a revocable trust ("LeVasseur Trust"). Based on the foregoing relationships, Cooper, Cooper Capital, LeVasseur and C&L report that they share dispositive and voting power with respect to 1,089,000 shares beneficially owned by Fund I and Fund II, Cooper and Cooper Capital report that they have sole dispositive and voting power with respect to 948,940 shares beneficially owned by Clifton and LeVasseur reports that he holds sole dispositive and voting power with respect to 789,950 shares owned by the LeVasseur Trust. The remaining 9,010 shares do not appear to have been accounted for specifically in the filing. Cooper, LeVasseur, Cooper Capital and C&L list their mailing address as 2010 Main Street, Suite 1220, Irvine, CA 92614.

(5) According to a Schedule 13D Amendment, dated June 25, 1998, filed with the Securities and Exchange Commission, Mr. Argyros has sole investment and dispositive power as to all 2,770,434 shares. This number includes 6,666 shares subject to options that are currently exercisable. This number includes 2,430,670 shares owned by HBI Financial, Inc., of which Mr. Argyros is the sole shareholder. This number also includes (1) 280,912 shares held in trust by two private charitable foundations of which Mr. Argyros is a vice president and director with respect to which he disclaims beneficial ownership, (2) 500 shares held in a charitable trust of which Mr. Argyros is a trustee but not a beneficiary with respect to which he disclaims beneficial ownership, (3) 31,050 shares held in a trust for the benefit of Mr. Argyros' children, for which Mr. Argyros disclaims beneficial ownership and (4) 20,636 shares held by Mr. Argyros individually. The amount listed does not include 3,450 shares held in a trust of which Mr. Argyros is not a trustee for the benefit of certain of Mr. Argyros' adult children who do not share his household for which he disclaims beneficial ownership and 2,400 shares held in a trust of which Mr. Argyros is not a trustee for the benefit of Mr. Argyros' mother-in-law for which he disclaims beneficial ownership. Mr. Argyros resigned his position as Chairman of the Board effective as of May 27, 1998. The mailing address for Mr. Argyros is c/o Arnel Development Company, 949 South Coast Drive, Suite 600, Costa Mesa, California 92626.

(6) Includes 517,988 shares subject to options that are currently exercisable. Also includes (1) 500,262 shares held in a family trust of which Mr. Jones is a trustee, (2) 18,000 shares held in trusts for the benefit of Mr. Jones' grandchildren for which Mr. Jones disclaims beneficial ownership,
     (3) 29,730 shares held in a trust for the benefit of Mr. Jones' children for which Mr. Jones disclaims beneficial ownership and (4) 190,000 shares held in an income trust for the benefit of Mr. Jones' children and grandchildren for which Mr. Jones disclaims beneficial ownership. Mr. Jones resigned as Chairman of the Board and Chief Executive Officer effective as of January 19, 1998. He resigned his position as Director of Apria on May 27, 1998.

(7) Includes 375,000 shares subject to options that are currently exercisable. Mr. Carter became a Director and the Chief Executive Officer of Apria on May 5, 1998.

(8)  Includes 50,666 shares subject to options that are currently exercisable.

(9)  Includes 60,000 shares subject to options that are currently exercisable.

(10) Includes 78,400 shares subject to options that are currently exercisable or will become exercisable on or before May 31, 1999.

(11) Includes 50,666 shares subject to options that are currently exercisable. Also includes 1,000 shares held by Mr. Green's spouse.

(12) Includes 31,666 shares subject to options that are currently exercisable. Does not include 300,000 shares held through a company which is owned by trusts of which Mr. Tompkins is a contingent beneficiary. Said trusts are irrevocable, and neither Mr. Tompkins nor any member of his immediate family has any investment control with respect to the trusts or the company owned by them.

(13) Includes 38,800 shares subject to options that are currently exercisable or will become exercisable on or before May 31, 1999.

(14) Includes 25,000 shares subject to options that are currently exercisable. Mr. Koppes became a member of the Board of Directors on May 5, 1998.

(15) Includes 25,000 shares subject to options that are currently exercisable. Mr. Lochner became a member of the Board of Directors on June 30, 1998.

(16) Includes 25,000 shares subject to options that are currently exercisable. Ms. Thomas became a member of the Board of Directors on June 30, 1998.

(17) Includes 14,000 shares subject to options that are currently exercisable. Also includes 200 shares held by Mr. Holcombe's spouse.

(18) All shares listed are shares subject to options that are currently exercisable.

(19) Includes shares owned by certain  trusts.  Also includes  1,057,764  shares
     subject  to  options  that  are  currently   exercisable   or  will  become
     exercisable on or before May 31, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     As disclosed in a Registration Statement on Form S-3 (Registration No. 333-68031) filed with the Securities and Exchange Commission on November 25, 1998 in connection with a proposed offering of 10% convertible subordinated debentures, the company entered into a Standby Purchase Agreement with Relational Investors, LLC. Under the Standby Purchase Agreement, in the event the proposed debenture offering is consummated, Relational Investors, LLC will receive from Apria a $1,000,000 standby fee as well as reimbursement for all costs and expenses (including legal fees) incurred in connection with the offering.

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

     3.   Exhibits included or incorporated herein:

          See Exhibit Index.

(b)  Reports on Form 8-K:

          On November 27, 1998, Apria filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting that on November 25, 1998, Apria had issued a press release related to its filing of a registration statement on Form S-3 regarding its previously-announced rights offering and the record date therefor.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                        Page
                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS
  Reports of Independent Auditors...................................     F-1
  Consolidated Balance Sheets - December 31,
    1998 and 1997...................................................     F-3
  Consolidated Statements of Operations - Years
    ended December 31, 1998, 1997 and 1996..........................     F-4
  Consolidated Statements of Stockholders' Equity
    (Deficit) - Years ended December 31, 1998, 1997 and 1996........     F-5
  Consolidated Statements of Cash Flows - Years
    ended December 31, 1998, 1997 and 1996..........................     F-6
  Notes to Consolidated Financial Statements........................     F-7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Schedule II - Valuation and Qualifying Accounts...................     S-1

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders of
Apria Healthcare Group Inc.

     We have audited the accompanying consolidated balance sheet of Apria Healthcare Group Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. Our audit also included the financial statement schedule as of and for the year ended December 31, 1998 included in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Apria Healthcare Group Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP



Costa Mesa, California
March 29, 1999

                         REPORT OF INDEPENDENT AUDITORS




Stockholders and Board of Directors
Apria Healthcare Group Inc.:


     We have audited the accompanying consolidated balance sheet of Apria Healthcare Group Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. Our audit also includes the financial statement schedule in the Index at Item 14A insofar as it relates to the years ended December 31, 1997 and 1996. These financial statements and schedule are the responsibility of the management of Apria Healthcare Group Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apria Healthcare Group Inc. at December 31, 1997, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule insofar as it relates to the years ended December 31, 1997 and 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ ERNST & YOUNG LLP



Orange  County,  California
March 11, 1998 (except for the second paragraph of Note 12, as to which the date is April 9, 1998)

                           APRIA HEALTHCARE GROUP INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                       December 31,
                                                                       ------------
                                                                   1998            1997
                                                                   ----            ----
                                                                      (in thousands)
CURRENT ASSETS
  Cash and cash equivalents ................................    $  75,475       $  16,317
  Accounts receivable, less allowance for doubtful
    accounts of $35,564 and $58,413 at December 31,
    1998 and 1997, respectively ............................      132,028         256,845
  Inventories, net..........................................       16,617          26,082
  Refundable and prepaid income taxes ......................            -           2,576
  Prepaid expenses and other current assets ................        4,917           9,753
                                                                ---------       ---------
         TOTAL CURRENT ASSETS ..............................      229,037         311,573
PATIENT SERVICE EQUIPMENT, less accumulated
  depreciation of $249,921 and $245,772 at
  December 31, 1998 and 1997, respectively .................      130,652         184,704
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ..................       51,996          87,583
INTANGIBLE ASSETS, NET .....................................       84,365         167,620
OTHER ASSETS ...............................................          548           5,690
                                                                ---------       ---------
                                                                $ 496,598       $ 757,170
                                                                =========       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable .........................................    $  51,252       $  50,691
  Accrued payroll and related taxes
    and benefits ...........................................       25,455          40,397
  Accrued insurance ........................................       13,092          12,247
  Other accrued liabilities ................................       49,870          30,463
  Current portion of long-term debt ........................       74,439           8,685
                                                                ---------       ---------
         TOTAL CURRENT LIABILITIES .........................      214,108         142,483
LONG-TERM DEBT .............................................      414,147         540,220
COMMITMENTS AND CONTINGENCIES ..............................            -               -
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.001 par value:
      10,000,000 shares authorized; none issued ............            -               -
    Common Stock, $.001 par value:
      150,000,000 shares authorized; 51,785,263
      and 51,568,525 shares issued and outstanding
      at December 31, 1998 and 1997, respectively ..........           52              51
  Additional paid-in capital ...............................      325,903         324,090
  Retained deficit .........................................     (457,612)       (249,674)
                                                                ---------       ---------
                                                                 (131,657)         74,467
                                                                ---------       ---------
                                                                $ 496,598       $ 757,170
                                                                =========       =========

                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              Year Ended December 31,
                                                              -----------------------
                                                         1998          1997           1996
                                                         ----          ----           ----
                                                      (in thousands, except per share data)

Net revenues ....................................   $   933,793    $ 1,180,694     $1,181,143
Costs and expenses:
   Cost of net revenues:
      Product and supply costs ..................       238,656        334,766        311,539
      Patient service equipment depreciation ....        76,974         84,932         67,658
      Nursing services ..........................         2,309         15,973          9,798
      Other .....................................        12,756         15,511         11,680
                                                    -----------    -----------     ----------
                                                        330,695        451,182        400,675
   Provision for doubtful accounts ..............        75,319        121,908         67,040
   Selling, distribution and administrative .....       574,895        616,113        580,436
   Amortization of intangible assets ............        12,496         16,833         16,920
   Impairment of intangible assets ..............        76,223        133,542              -
   Impairment of long-lived assets and
     internally-developed software ..............        22,187         26,781              -
   Employee contracts, benefit plan and
     claim settlements ..........................             -              -         14,795
                                                    -----------    -----------     ----------
                                                      1,091,815      1,366,359      1,079,866
                                                    -----------    -----------     ----------
    OPERATING (LOSS) INCOME .....................      (158,022)      (185,665)       101,277
Interest expense ................................        46,916         50,393         49,249
                                                    -----------    -----------     ----------
    (LOSS) INCOME BEFORE TAXES ..................      (204,938)      (236,058)        52,028
Income tax expense ..............................         3,000         36,550         18,728
                                                    -----------    -----------     ----------
 NET (LOSS) INCOME ..............................   $  (207,938)   $  (272,608)    $   33,300
                                                    ===========    ===========     ==========


Basic (loss) income per common share ............   $     (4.02)   $     (5.30)    $     0.66
                                                    ===========    ===========     ==========

Diluted (loss) income per common share ..........   $     (4.02)   $     (5.30)    $     0.64
                                                    ===========     ===========    ==========

                  See  notes  to  consolidated  financial statements.

                           APRIA HEALTHCARE GROUP INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                   Additional   Retained         Total
                                                Common Stock        Paid-in     (Deficit)    Stockholders'
                                              Shares   Par Value    Capital     Earnings   Equity (Deficit)
                                              ------   ---------    -------     --------   ----------------
                                                                (in thousands)

Balance at December 31, 1995 .............    49,692    $   50      $294,522    $ (10,334)    $ 284,238
Issuance of Common Stock .................        20                     242                        242
Exercise of stock options ................     1,491         1        14,717                     14,718
Notes receivable payments ................                               198                        198
Tax benefits related to stock options ....                            10,229                     10,229
Other ....................................                                42          (32)           10
Net income ...............................                                         33,300        33,300
                                            --------    ------      --------    ---------     ---------
Balance at December 31, 1996 .............    51,203        51       319,950       22,934       342,935

Exercise of stock options ................       365                   4,013                      4,013
Other ....................................                               127                        127
Net loss .................................                                       (272,608)     (272,608)
                                            --------    ------      --------    ---------     ---------
Balance at December 31, 1997 .............    51,568        51       324,090     (249,674)       74,467

Exercise of stock options ................       217         1         1,685                      1,686
Other ....................................                               128                        128
Net loss .................................                                       (207,938)     (207,938)
                                            --------    ------      --------    ---------     ---------
Balance at December 31, 1998 .............    51,785    $   52      $325,903    $(457,612)    $(131,657)
                                            ========    ======      ========    =========     =========

                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                 1998          1997         1996
                                                                 ----          ----         ----
                                                                          (in thousands)
OPERATING ACTIVITIES
Net (loss) income ..........................................  $(207,938)   $ (272,608)   $  33,300
Items included in net (loss) income not
  requiring (providing) cash:
    Provision for doubtful accounts ........................     75,319       121,908       67,040
    Provision for revenue adjustments ......................     18,302        40,000       32,300
    Provision for inventory and patient
      service equipment shortages/obsolescence .............     23,305        35,300       10,513
    Depreciation ...........................................    104,031       118,054       93,123
    Amortization of intangible assets ......................     12,496        16,833       16,920
    Amortization of deferred debt costs ....................      1,747         1,197        1,703
    Impairment of intangible assets ........................     76,223       133,542            -
    Impairment long-lived assets and
      internally-developed software ........................     22,187        26,781            -
    Loss (gain) on disposition of assets ...................      2,985        (2,044)         340
    Deferred income taxes ..................................          -        29,963       15,920
Change in operating assets and liabilities,
  net of effects of acquisitions:
    Decrease (increase) in accounts receivable .............     31,733       (80,229)    (176,551)
    (Increase) decrease in inventories .....................       (612)        2,722      (12,903)
    Decrease in prepaids and other current
      assets (including prepaid income taxes) ..............      7,262        32,758        2,544
    Decrease in other non-current assets ...................        525           508          310
    Decrease in accounts payable ...........................       (162)      (33,153)     (17,033)
    Increase in accruals and other
      non-current liabilities ..............................      5,842         1,378        3,175
    Decrease in accrued restructuring costs ................       (968)       (5,408)     (11,953)
Net purchases of patient service equipment,
  net of effects of acquisitions ...........................    (38,461)      (63,519)    (118,372)
Other ......................................................        128           127          329
                                                              ---------     ---------    ---------
         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES ..............................    133,944       104,110      (59,295)

INVESTING ACTIVITIES
    Purchases of property, equipment and
      improvements, net of effects of acquisitions .........    (14,607)      (21,047)     (54,207)
    Proceeds from disposition of assets ....................      3,170         8,212          317
    Acquisitions and payments of
      contingent consideration .............................     (2,727)      (11,283)     (14,815)
                                                              ---------     ---------    ---------
         NET CASH USED IN INVESTING ACTIVITIES .............    (14,164)      (24,118)     (68,705)

FINANCING ACTIVITIES
    Proceeds under revolving credit facility ...............          -       129,950      775,125
    Payments under revolving credit facility ...............    (50,000)     (211,950)    (641,425)
    Payments of senior and other long-term debt ............     (8,773)      (11,793)     (11,445)
    Capitalized debt costs, net ............................     (3,535)         (825)      (1,312)
    Issuances of Common Stock ..............................      1,686         4,013       15,158
                                                              ---------     ---------    ---------
         NET CASH (USED IN) PROVIDED
         BY FINANCING ACTIVITIES ...........................    (60,622)      (90,605)     136,101
                                                              ---------     ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......     59,158       (10,613)       8,101
Cash and cash equivalents at beginning of year..............     16,317        26,930       18,829
                                                              ---------     ---------    ---------
         CASH AND CASH EQUIVALENTS AT END OF YEAR ..........  $  75,475     $  16,317    $  26,930
                                                              =========     =========    =========

                 See  notes  to  consolidated  financial statements.

                           APRIA HEALTHCARE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated financial statements include the accounts of Apria Healthcare Group Inc. ("Apria" or "the company") and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     Company Background: Apria operates in the home healthcare segment of the healthcare industry and provides services including home respiratory therapy, home infusion therapy, home medical equipment and other services to patients in the home throughout the United States through its approximately 320 branch locations. Management measures operating results on a geographic basis and, therefore, views each branch as an operating segment. All the branches offer the same services, except that infusion services are not offered in all the geographic markets in which the company operates. For financial reporting
purposes,   all  the  company's  operating  segments  are  aggregated  into  one reportable segment. Respiratory therapy, infusion therapy and home medical equipment/other represented approximately 59%, 23% and 18% of total 1998 revenues, respectively. The gross margins in 1998 for respiratory therapy, infusion therapy and home medical equipment/other were 74%, 52% and 50%, respectively.

     Operations: Apria reported a net loss of $272,608,000 for the year ended December 31, 1997 due primarily to (1) recognition of intangible asset impairment, (2) high levels of bad debt write-offs and revenue adjustments, (3) impairment of certain of its information systems hardware and internally-developed software, (4) severance and related costs associated with a reduction in its labor force, and (5) charges for excess quantities, obsolescence and shrinkage of patient service equipment and inventory primarily reflecting the results of expanded asset verification and physical inventory procedures performed due to the impact of systems conversions and high turnover. Consequently, Apria reported an accumulated deficit of $249,674,000 at December 31, 1997.

     Apria has reported a net loss of $207,938,000 for the year ended December 31, 1998, primarily due to reductions in Medicare reimbursement rates and charges taken in the third quarter including: (1) recognition of impairment in its goodwill and other intangible assets, (2) charges taken in conjunction with exiting certain product lines in specific geographic areas, (3) adjustments to revenue and the allowance for doubtful accounts due to changes in the credit and collection policies, and (4) impairment of certain long-lived assets and internally-developed software. As a result of the losses, Apria's accumulated retained deficit increased to $457,612,000 at December 31, 1998.

     Despite the losses recognized during the year ended December 31, 1998, Apria generated cash flow from operations of $133,944,000 for the year and recognized a net profit of $2,326,000 (unaudited) for the fourth quarter of 1998.

     In July 1998, after an evaluation of the business, Apria announced its strategic plan to improve the company's performance. The key elements of the strategic plan are: (1) no change would be made to the fundamental nature of the business, (2) Apria would withdraw from unprofitable components of the business, which would include exiting certain portions of the infusion therapy business,
(3) a comprehensive cost reduction and capital conservation program would be instituted, (4) the debt and capital structure would be examined, and (5) Apria would pursue expansion through internal growth and acquisitions. In the opinion of management, the implementation of these plans contributed significantly to the profitable results in the fourth quarter of 1998; however, there can be no assurance that Apria will continue to achieve profitability. Management believes that Apria has sufficient sources of financing to continue operations and fund its expansion plans throughout 1999; however, if this is not the case, the company will need to obtain additional capital and there can be no assurance that any additional equity or debt financing will be available. Apria's long-term success is dependent on management's ability to successfully execute its strategic plan and, ultimately, the company's ability to achieve sustained profitable operations.

     Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with a large number of third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 36% of the company's 1998 revenues are reimbursed under arrangements with Medicare and Medicaid. In 1998, no other third-party payor group represented 7% or more of the company's revenues. The majority of the company's revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 7%, 6% and 6% of total net revenues for 1998, 1997 and 1996, respectively.

     Apria establishes allowances for revenue adjustments which are normally identified and recorded at the point of cash application or upon account review. Revenue adjustments result from differences between estimated and actual reimbursement amounts, failures to obtain authorizations acceptable to the payor or other specified billing documentation, changes in coverage or payor and other reasons unrelated to credit risk. The allowance for revenue adjustments is deducted directly from gross accounts receivable. Management also establishes allowances for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

     Management performs various analyses to estimate the revenue adjustment allowance and the allowance for doubtful accounts. Specifically, management considers historical realization data, accounts receivable aging trends, operating statistics and relevant business conditions. Apria periodically refines its procedures for estimating the allowances for revenue adjustments and doubtful accounts based on experience with the estimation process and changes in circumstances. The estimation process was modified in 1997 to include an evaluation of the collectibility of amounts owed by third-party payors with aggregate patient balances exceeding a specified amount and further modified in 1998 to reflect changes in the company's collection policies and procedures. Because of continuing changes in the healthcare industry and third-party reimbursement, it is reasonably possible that management's estimates of net collectible revenues could change in the near term, which could have a favorable or unfavorable impact on operations and cash flows.

     Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Due to the nature of the industry and the reimbursement environment in which the company operates, certain estimates are required in recording net revenues. Inherent in these estimates is the risk that they will have to be revised or updated, and the changes recorded in subsequent periods, as additional information becomes available to management.

     Cash and Cash Equivalents: Apria maintains cash with various financial institutions. These financial institutions are located throughout the United States and the company's cash management practices limit exposure to any one institution. Outstanding checks in excess of bank balances, which are reported as a component of accounts payable, were $15,102,000 and $13,309,000 at December 31, 1998 and 1997, respectively. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. As further discussed in Note 5, use of $35,000,000 of Apria's cash balance is temporarily restricted.

     Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $25,262,000 and $31,919,000 at December 31, 1998 and 1997, respectively.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of disposables used in conjunction with patient service equipment.

     Patient Service Equipment: Patient service equipment consists of medical equipment provided to in-home patients and is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from one to 10 years.

     Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the property. Included in property and equipment are assets under capitalized leases which consist solely of computer equipment. Depreciation for equipment under capitalized leases is provided using the straight-line method over the estimated useful life. Estimated useful lives for each of the categories presented in Note 3 are as follows: land improvements -- seven years; building and leasehold improvements -- the shorter of the remaining lease term or seven years; equipment and furnishings -- three to 15 years; information systems -- two to four years.

     Capitalized Software: Included in property, equipment and improvements are costs related to internally-developed and purchased software that are capitalized and amortized over periods not exceeding four years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software.

     The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount. If events and circumstances indicate that the software is impaired, management applies its policy for measuring and recording impairment of its intangible and other long-lived assets, as described below.

     Intangible and Other Long-lived Assets: Intangible assets consist of covenants not to compete and goodwill arising from business combinations (see
Note 2). The values assigned to intangible assets are amortized on a straight-line basis. Covenants are amortized over contractual terms, which range from 3 to ten years. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is amortized over the period of expected benefit. The amortization period for goodwill is generally 20 years. Prior to December 31, 1997 the amortization period for goodwill related to acquired infusion therapy businesses was 40 years.

     Management reviews for impairment of long-lived assets and intangible assets to be held and used in the company's operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of assessing impairment, assets are grouped at the branch level which is the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Goodwill is generally separately identified by acquisition and branch location. However, for multi-location acquisitions, goodwill is allocated to branches on the basis of annual revenues as of the acquisition date. Management deems the long-lived and/or intangible assets of a branch to be impaired if estimated expected undiscounted future cash flows is less than the carrying amount of the assets. Estimates of expected future cash flows are based on management's best estimates of anticipated operating results over the remaining useful life of the assets. For those branches identified as containing impaired assets, the company measures the impairment as the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating the fair value of the asset, management utilizes a valuation technique based on the present value of expected future cash flows.

     Fair Value of Financial Instruments: The fair value of long-term debt and letters of credit is determined by reference to borrowing rates currently available to Apria for loans with similar terms and average maturities. The carrying amounts of cash and cash equivalents, accounts receivables, trade payables and accrued expenses approximate fair value because of their short maturity.

     Advertising: Advertising costs amounting to $3,295,000, $4,088,000 and $6,095,000 for 1998, 1997 and 1996, respectively, are expensed as incurred and included in "Selling, distribution and administrative expenses."

     Income Taxes: Apria provides for income taxes under the liability method. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for income taxes represents the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Per Share Amounts: Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants, using the treasury stock method.

     Stock-based Compensation: Apria grants options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and, accordingly, recognizes no compensation expense for the stock option grants to employees. However, Apria has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS No. 123") (see Note 6).

     New Accounting Pronouncements: As of December 31, 1998, Apria adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both statements, which became effective for fiscal years beginning after December 15, 1997 did not have any effect on the company's consolidated financial statements.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Apria's management believes that adoption of SFAS No. 133, which is required in fiscal 2000, will not have a material impact on its consolidated financial statements.

     AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued in March 1998 and will be effective for the company beginning in fiscal 1999. SOP 98-1 broadly defines and provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires that computer software costs incurred in the preliminary project stage be expensed as incurred. The provisions of SOP 98-1 apply to internal-use software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of the statement. Costs incurred prior to initial application of this statement, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. Apria has already adopted substantially all of the provisions of SOP 98-1, therefore formal adoption is not expected to have an impact on Apria's consolidated financial statements.

     Reclassifications: Certain amounts for prior periods have been reclassified to conform to the current year presentation.


NOTE 2 -- BUSINESS COMBINATIONS AND DISPOSITIONS

     During 1998, 1997 and 1996, Apria acquired a number of complementary businesses in specific geographic markets. The businesses, none of which were individually significant, were purchased for cash. The transactions were accounted for as purchases and, accordingly, the operations of the acquired businesses are included in the consolidated statements of operations from the dates of acquisition. The purchase prices were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value.

     The following table summarizes the allocation of the purchase prices of acquisitions made by the company, including non-cash financing activities and payments of contingent consideration:

                                                    Year Ended  December 31,
                                                    ----------  ------------
                                                   1998       1997       1996
                                                   ----       ----       ----
                                                         (in thousands)

     Fair value of assets acquired............   $ 2,610    $ 11,729   $ 15,356
     Liabilities paid (assumed), net..........       117        (446)      (541)
                                                 -------    --------   --------
           Cash paid..........................   $ 2,727    $ 11,283   $ 14,815
                                                 =======    ========   ========

     The fair value of assets acquired during 1998, 1997 and 1996 includes intangible assets of $1,653,000, $7,368,000 and $5,880,000, respectively.

     During the third quarter of 1998, Apria sold its infusion business in California to Crescent Healthcare, Inc. and decided to exit the infusion business in Texas, Louisiana, West Virginia, western Pennsylvania and downstate New York. Charges of $7,263,000 related to the wind-down of unprofitable infusion operations and a $3,798,000 loss on sale of the California business were recorded. The operations of these infusion locations had revenues of $41,480,000, $72,677,000 and $86,242,000 for the years 1998, 1997 and 1996, respectively.

     In January 1997, Apria sold all of its 15% equity interest in Omnicare plc, a United Kingdom-based public limited company, to a former director of Apria. Cash proceeds from the sale were $2,791,000 which resulted in a gain of $1,232,000.

     In March 1997, Apria sold its Medicare-certified home health agency, M&B Ventures, Inc., for cash proceeds of $2,400,000 and recorded a loss on sale of $784,000. The company also disposed of several branch locations in California and Arizona in the latter part of 1997. Cash proceeds from these sales were $1,189,000 which resulted in a net gain of $386,000. The operations of M&B Ventures and the disposed branches had revenues of approximately $4,648,000 and $11,082,000 for 1997 and 1996, respectively.

     In September 1997, Apria exercised its warrants to purchase 247,500 shares of common stock of Living Centers of America, Inc. The subsequent sale of the shares netted cash proceeds and a gain of $1,350,000.


NOTE 3 -- PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consist of the following:

                                                              December 31,
                                                              ------------
                                                          1998           1997
                                                          ----           ----
                                                             (in thousands)

     Land and improvements.......................       $     53      $     53
     Buildings and leasehold improvements........         20,561        23,283
     Equipment and furnishings...................         47,413        71,815
     Information systems.........................         38,091        75,012
                                                        --------      --------
                                                         106,118       170,163
         Less accumulated depreciation...............    (54,122)      (82,580)
                                                        --------      --------
                                                        $ 51,996      $ 87,583
                                                        ========      ========

     One of the actions taken in 1998 as a result of management's new strategic direction was the termination of the project to implement an enterprise resource planning (ERP) system. Accordingly, Apria wrote off related software and other capitalized costs of $7,548,000 in the third quarter of 1998. As part of the decision to terminate the ERP project, management evaluated its current systems to determine their long-term viability in the context of the company's new overall strategic direction. It was determined that the company was at some risk in continuing to run the infusion billing system on its current platform, which is no longer supported by the computer industry. To mitigate this risk, Apria began in 1998 to convert the infusion system to the IBM AS/400 operating platform on which the respiratory/home medical equipment system currently operates. The company also installed a number of enhancements to the systems, rendering certain previously-developed modules obsolete. Additionally, pharmacy and branch consolidations and closures resulted in a variety of computer equipment that was no longer needed. Due to its age and technological obsolescence, it was deemed to have no future value. As a result of these actions, Apria recorded an impairment charge of $11,843,000 in the third quarter of 1998.

     In the fourth quarter of 1997, Apria wrote down the carrying value of internally-developed software by $20,225,000 and computer equipment by $6,556,000. The software impairment charge consisted of $15,305,000 of capitalized development and implementation costs related to the company's branch information system (ACIS) which management had committed to replace and
$4,920,000 of capitalized development costs related to specialized telecommunications software for ApriaDirect, a clinical program that was discontinued in December 1997. The computer equipment impairment charge consisted of computer and telecommunications equipment identified as functionally obsolete or no longer in use.


NOTE 4 -- INTANGIBLE ASSETS

     Intangible  assets  consist of the  following:

                                                      December 31,
                                                      ------------
                                                   1998          1997
                                                   ----          ----
                                                     (in thousands)

     Covenants not to compete.............       $ 17,780      $ 30,874
     Goodwill.............................        101,365       198,930
                                                 --------     ---------
                                                  119,145       229,804
     Less accumulated amortization........        (34,780)      (62,184)
                                                 --------      --------
                                                 $ 84,365      $167,620
                                                 ========      ========

     1998 Impairment of Intangible Assets: The deterioration in the infusion therapy industry and management's decision to withdraw from the infusion business in certain geographic markets served as indicators of potential intangible asset impairment. Other indicators of potential impairment identified by management include, among other issues, the company's declining common stock price, failure to meet its already lowered financial expectations, the threat of continued Medicare reimbursement reductions, government investigations against the company, slower than expected progress in improving its billing and collection process, and reported financial difficulties within major managed care organizations with which Apria does business, resulting in collection difficulties. In the third quarter of 1998, management conducted an evaluation of the carrying value of the company's recorded intangible assets. Management considered current and anticipated industry conditions, recent changes in its business strategies, and current and anticipated operating results. The evaluation resulted in an impairment charge of $76,223,000, which includes a write-off of $4,771,000 in intangible assets associated with the exit of the infusion business in certain areas.

     1997 Impairment of Intangible Assets: Certain 1997 conditions, including Apria's failure to meet projections and expectations, declining gross margins, recurring operating losses, significant downward adjustment to the company's projections for 1998 and a declining common stock value, were identified by management as indicators of potential intangible asset impairment. In the fourth quarter of 1997, management conducted an evaluation of the carrying value and amortization periods of recorded intangible assets. Management considered current and anticipated industry conditions, recent changes in its business strategies and current and anticipated operating results. The evaluation resulted in an impairment charge of $133,542,000 which was recorded in the fourth quarter of 1997. In conjunction with the impairment evaluation, management reduced the amortization period for goodwill related to acquired infusion therapy businesses from 40 years to 20 years. The remaining infusion-related goodwill is being amortized over the years remaining assuming a 20-year life from date of acquisition.

     Measurement of Impairment: For purposes of assessing impairment, assets were grouped at the branch level, which is the lowest level for which there are identifiable cash flows that are largely independent. A branch location was deemed to be impaired if management's estimate of undiscounted cash flows was less than the carrying amount of the long-lived assets and goodwill at the branch. In estimating future cash flows, management used its best estimates of anticipated operating results over the remaining useful life of the assets where, in the case of the 1997 computation, the useful life is the amortization period before giving effect to the reduction in the infusion business goodwill from 40 to 20 years. For those branches identified as impaired, the amount of impairment was measured by comparing the carrying amount of the long-lived assets and goodwill to the estimated fair value for each branch. Fair value was estimated using a valuation technique based on the present value of the expected future cash flows.


NOTE 5 -- CREDIT FACILITY AND LONG-TERM DEBT

     Long-term debt consists of the following:
                                                               December 31,
                                                               ------------
                                                            1998         1997
                                                            ----         ----
                                                             (in thousands)

     Notes payable relating to revolving
       credit facilities..............................   $       -     $338,000
     Term loans payable...............................     288,000            -
     9.5% senior subordinated notes...................     200,000      200,000
     Other, interest at rates ranging from
       0% to 4.1%, payments due at various
       dates through December 1998....................           -          172
     Capital lease obligations (see Note 10)..........       8,196       16,555
                                                          --------     --------
                                                           496,196      554,727
     Less: Current maturities.........................     (74,439)      (8,685)
           Unamortized deferred debt costs............      (7,610)      (5,822)
                                                          --------     --------
                                                          $414,147     $540,220
                                                          ========     ========

     Credit Agreement: Apria's credit agreement with Bank of America and a syndicate of banks was amended and restated in November of 1998 and further amended in January and February of 1999. In connection with the November 1998 amendment, the company made a required $50,000,000 repayment of the revolving credit facility. The remaining indebtedness under the credit agreement, which expires in August 2001, was restructured into a $288,000,000 term loan and a $30,000,000 revolving credit facility. Term loan principal payments are payable quarterly commencing on March 31, 1999 and continuing through June 30, 2001 in the following amounts: $4,000,000 quarterly in 1999, $5,000,000 quarterly in 2000 and $10,000,000 quarterly thereafter until maturity.

     The amended credit agreement currently requires that Apria issue not less than $50,000,000 of senior subordinated notes or senior subordinated convertible debentures by April 23, 1999, the net proceeds of which must be applied to the term loan. Additionally, between the effective date of the November amendment and the earlier of April 23, 1999 or the issuance date of the notes or debentures, the company is subject to prepayments of the term loan based on excess cash flow (as defined by the agreement). The resulting prepayments of $6,938,000 reduced the required amount of the quarterly term loan payment that was due March 31, 1999 to zero. No additional prepayments based on excess cash flow will be required.

     The amended credit agreement also allows Apria to make acquisitions under an acquisition "basket" provision of up to $62,000,000, subject to certain restrictions, that may be increased given certain levels of financial performance by the company. In 1999, the acquisition limit is subject to dollar for dollar reduction by the amount of any unusual cash expenses (as defined by the agreement) incurred and paid in 1999.

     The amended agreement permits Apria to elect one of two variable rate interest options at the time an advance is made. The first option is expressed as 2.50% plus the higher of (a) the Bank of America "reference rate" and (b) the Federal Funds Rate plus 0.50% per annum. The second option is a rate based on the London Interbank Offered Rate plus 3.50% per annum. The effective interest rate at December 31, 1998 was 9.125% for term loan borrowings of $288,000,000. The credit agreement requires payment of commitment fees of 0.75% on the unused portion of the revolving credit facility.

     Borrowings under the credit facility are collateralized by substantially all of the assets of Apria. The agreement contains numerous restrictions, including but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments and restrictions on cash dividends, loans and other distributions. The agreement also requires that the company maintain minimum cash balances of $35,000,000 through the consummation of the debt or equity offering. Additionally, the credit agreement allows for certain charges from the fourth quarter of 1997, the third quarter of 1998 and unusual cash expenses in 1999, totaling $81,740,000, $181,079,000 and up to $17,500,000, respectively, to be excluded from the calculation of specific financial ratios when determining covenant compliance. At December 31, 1998, the company is in compliance with the financial covenants required by the credit agreement.

     The carrying amount of the term loan approximates fair market value because the underlying instruments are variable notes that reprice frequently.

     Apria had no derivative securities as of December 31, 1998. The company is exposed to changes in interest rates as a result of its bank credit facility which is based on the variable rate interest options discussed above.

     At December 31, 1998, the company's outstanding letters of credit amounted to $10,276,000 and credit available under the revolving credit facility was $19,724,000 (subject to the restriction under the Indenture described below).

     9 1/2% Senior Subordinated Notes: Apria's $200,000,000 9 1/2% senior subordinated notes mature November 1, 2002 and are subordinated to all senior debt of the company and senior in right of payment to subordinated debt of the company. The fair value of these notes, as determined by reference to quoted market prices, is $199,260,000 and $211,540,000 at December 31, 1998 and 1997,
respectively.

     Under the indenture governing Apria's senior subordinated notes, the company's ability to incur indebtedness becomes restricted at times that the company's "Fixed Charge Coverage Ratio" (as defined in the indenture) is less than 3.0 to 1.0. Charges taken against revenues in the third quarter of 1998 resulted in the Fixed Charge Coverage Ratio being less than 3.0 to 1.0. This condition is expected to continue at least through the third quarter of 1999. Apria has changed its cash management procedures so as to avoid the need to incur indebtedness in violation of the terms of the indenture and has accumulated a cash balance of $75,184,000 as of February 28, 1999.

     Maturities of long-term debt, exclusive of capital lease obligations are as follows:

(in thousands)

     1999..........................................    $  68,938
     2000..........................................       20,000
     2001..........................................      199,062
     2002..........................................      200,000
                                                        --------
                                                        $488,000
                                                        ========

     Total interest paid in 1998, 1997 and 1996 amounted to $44,989,000, $53,222,000 and $44,341,000, respectively.


NOTE 6 -- STOCKHOLDERS' EQUITY

     Common Stock: Apria has granted registration rights to certain holders of common stock under which the company is obligated to pay the expenses associated with those registration rights.

     Preferred Stock Purchase Rights: Under Apria's preferred stock purchase rights plan, the company's common stockholders hold one right for each share of common stock outstanding. If the rights become exercisable, each right (unless held by the person or group causing the rights to become exercisable) will allow its holder to purchase one one-hundredth of a share of Junior Participating Stock ("Junior Preferred Shares") at a price of $130 per one one-hundredth of a Junior Preferred Share, subject to adjustment. The rights will become exercisable if a person, or group of affiliated persons, acquires beneficial ownership of 15% or more of the company's common stock, unless the Board of Directors determines the transaction to be fair and in the best interest of the company and its stockholders. Each Junior Preferred Share will be entitled to preferential dividend and liquidation payments, preferential consideration in the event of any merger, consolidation or other transaction in which stock is exchanged and 100 votes which vote together with common stock. In addition, upon exercise of a right, each holder of shares of common stock will receive an additional amount of common stock having a market value equal to two times the then current purchase price of the right. However, Apria's Board of Directors has retained the right to redeem the rights in whole, but not in part, at $0.01 per right within ten (10) days after they become exercisable.

     Stock Compensation Plans: Apria has various stock-based compensation plans, which are described below. Management applies the provisions of APB No. 25 and related Interpretations in accounting for its plans. No compensation expense has been recognized upon granting of options under its fixed stock option plans, performance-based plan or its stock purchase plan. Had compensation expense for the company's stock-based compensation plans been recognized based on the fair value of awards at the date of grant, consistent with the method of SFAS No. 123, Apria's net (loss) income and per share amounts would have been adjusted to the pro forma amounts indicated below. The provisions of SFAS No. 123 have been applied to awards with grant dates in 1998, 1997, 1996 and 1995, only. Therefore, until the rules are applied to all outstanding, nonvested awards, the compensation expense reflected in the pro forma amounts presented below is not indicative of future amounts.

                                            1998          1997         1996
                                            ----          ----         ----
                                                 (in thousands, except
                                                    per share data)
Net (loss) income:
    As reported .....................    $(207,938)    $(272,608)   $  33,300
    Pro forma .......................    $(212,518)    $(276,213)   $  29,649

Basic net (loss) income per share:
    As reported .....................    $   (4.02)    $   (5.30)   $    0.66
    Pro forma .......................    $   (4.11)    $   (5.37)   $    0.58

Diluted net (loss) income per share:
    As reported .....................    $   (4.02)    $   (5.30)   $    0.64
    Pro forma .......................    $   (4.11)    $   (5.37)   $    0.58


     For purposes of pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: risk-free interest rates ranging from 5.72% to 4.16%, 6.45% to 5.82% and 6.91% to 6.33%, respectively; dividend yield of 0% for all years; expected lives ranging from 5.36 years for 1998, 6.50 years for 1997 and 1.25 to 6.58 years for 1996; and volatility of 63% for 1998, 55% for 1997 and 43% for 1996.

     Fixed Stock Options: Apria has various fixed stock option plans that provide for the granting of incentive or non-statutory options to its key employees and non-employee members of the Board of Directors. In the case of incentive stock options, the exercise price may not be less than the fair market value of the company's stock on the date of the grant, and may not be less than 110% of the fair market value of the company's stock on the date of the grant for any individual possessing 10% or more of the voting power of all classes of stock of the company. The options become exercisable at any time from and after the date of grant to five years and expire not later than 10 years from the date of grant.

     A summary of the status of Apria's fixed stock options as of December 31, 1998, 1997 and 1996, and the activity during the years ending on those dates is presented below:

                                                       1998                          1997                           1996
                                             ------------------------       -----------------------      -------------------------
                                                          Weighted-                     Weighted-                      Weighted-
                                                           Average                       Average                        Average
                                              Shares    Exercise Price       Shares   Exercise Price       Shares    Exercise Price
                                             ---------  --------------     ---------- ---------------    ----------  --------------
Outstanding - beginning of year...........   2,803,952     $17.46           3,431,472      $17.12         4,111,824      $15.22
Granted:
  Exercise price equal to fair value......     774,994     $ 8.78             201,000      $15.86           710,800      $18.60
  Exercise price greater than fair value..      75,000     $12.56              53,000      $18.25            10,000      $28.25
  Exercise price less than fair value.....           -                              -                        25,000      $10.00
Exercised.................................    (104,638)    $ 4.33            (304,635)     $ 9.95        (1,073,804)     $ 9.67
Forfeited.................................  (1,248,339)    $17.90            (576,885)     $18.94          (352,348)     $20.41
                                            ----------                      ---------                    ----------

Outstanding - end of year.................   2,300,969     $14.73           2,803,952      $17.46         3,431,472      $17.12
                                            ==========                     ==========                    ==========

Exercisable at end of year................   1,701,287     $14.20           1,469,113      $16.19         1,281,402      $13.99
                                            ==========                      =========                    ==========

Weighted-average fair value of options
granted during the year...................                 $ 5.30                          $ 9.91                        $ 9.92

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                     Options Outstanding                          Options Exercisable
                                       -----------------------------------------------       -----------------------------
                                                          Weighted
                                                           Average
                                           Number         Remaining        Weighted-             Number         Weighted-
                                         Outstanding     Contractual        Average            Exercisable       Average
Range of Exercise Prices               As of 12/31/98  Life (in years)  Exercise Price       As of 12/31/98  Exercise Price
------------------------               --------------  ---------------  --------------       --------------  --------------
    $ 1.50 - $ 6.69                       353,609           8.48            $ 5.71               353,609         $ 5.71
    $ 7.68 - $ 9.00                       314,904           9.07            $ 8.95               314,904         $ 8.95
    $ 9.06 - $12.23                       292,960           7.14            $11.66               134,626         $11.18
    $12.25 - $16.63                       327,521           6.89            $15.06               191,521         $14.65
    $16.87 - $18.50                       417,995           7.44            $17.34               236,495         $17.33
    $20.00 - $29.00                       593,980           6.49            $22.64               470,132         $23.21
                                        ---------                                              ---------

    $ 1.50 - $29.00                     2,300,969           7.46            $14.73             1,701,287         $14.20

     Performance-Based Stock Options: Included in Apria's stock-based compensation plans are provisions for the granting of performance-based stock options. In 1998, Apria granted such stock option awards to its key employees and to key members of senior management. The options become exercisable over a period of seven years and expire not later than ten years from the date of grant. Accelerated vesting will occur upon the occurrence of certain events and on designated dates on which the average fair market value of Apria's common stock during any period of 90 consecutive calendar days subsequent to the grant date shall not have been less than a targeted per share price. No options have vested under the accelerated provisions.

     Also, the company has a Long-Term Senior Management Equity Plan which provides for the granting of non-statutory stock option awards to key members of senior management at fair market value on the date of the grant. The plan provides for vesting at certain time intervals and accelerated vesting upon the occurrence of certain events and the achievement of certain cumulative and annual earnings per share targets. Due to the change in control in 1995, which caused specific criteria in the plan to be met, half of the outstanding options vested. An additional 32% of the outstanding options vested in 1995 based on the achievement of the targeted cumulative earnings per share amount. The remaining 18% of the outstanding options became exercisable in March 1999 upon release of 1998 financial results. Since the 1995 change in control, no options were granted under this plan and no further grants are authorized. Options awarded under this plan expire 10 years from the date of grant.

     A summary of the status of the Apria's performance-based stock options as of December 31, 1998, 1997 and 1996, and the activity during the years ending on those dates is presented below:

                                                      1998                            1997                        1996
                                             -------------------------     ------------------------     -------------------------
                                                          Weighted-                    Weighted-                     Weighted-
                                                           Average                      Average                       Average
                                              Shares    Exercise Price      Shares   Exercise Price       Shares   Exercise Price
                                             ---------  ---------------    --------  ---------------    ---------  ---------------
Outstanding - beginning of year...........     836,602      $11.24          919,722      $11.24         1,365,400      $11.20
Granted:
  Exercise price equal to fair value......   2,767,000      $ 6.88                -                             -
  Exercise price greater than fair value..     136,500      $ 6.50                -                             -
Exercised.................................    (112,100)     $11.00          (60,440)     $11.15          (416,878)     $11.13
Forfeited.................................    (217,140)     $10.85          (22,680)     $11.30           (28,800)     $11.00
                                             ---------                    ---------                     ---------

Outstanding - end of year.................   3,410,862      $ 7.55          836,602      $11.24           919,722      $11.24
                                             =========                    =========                     =========

Exercisable at end of year................     610,622      $10.53          641,842      $11.25           702,282      $11.24
                                             =========                    =========                     =========


Weighted-average fair value of options
granted during the year...................                   $4.52                            -                            -

     The following table summarizes information about performance-based stock options outstanding at December 31, 1998:


                                                        Options Outstanding                         Options Exercisable
                                          ----------------------------------------------        ----------------------------
                                                             Weighted
                                                              Average
                                              Number         Remaining        Weighted-             Number        Weighted-
                                            Outstanding     Contractual        Average            Exercisable      Average
Range of Exercise Prices                  As of 12/31/98  Life (in years)  Exercise Price       As of 12/31/98 Exercise Price
------------------------                  --------------  ---------------  --------------       -------------- --------------
   $ 4.69 - $ 6.50                           2,300,500          9.57            $ 6.40                12,500        $ 4.69
   $ 6.75 - $ 9.00                             570,000          9.36            $ 8.74               115,000        $ 8.58
   $11.00 - $13.50                             540,362          3.36            $11.16               483,122        $11.15
                                             ---------                                               -------

   $ 4.69 - $13.50                           3,410,862          8.55            $ 7.55               610,622        $10.53

     Approximately 9,664,000 shares of common stock are reserved for future issuance upon exercise of stock options under these plans.


NOTE 7 -- CERTAIN OPERATING STATEMENT CAPTIONS

     Employee Contracts, Benefit Plan and Claim Settlements: In 1996, Apria recorded $14,795,000 for employee contract, benefit plan and claim settlements. The accrual included $5,272,000 for legal settlements and related costs in excess of amounts previously accrued and $6,223,000 to cover the settlement and associated costs related to the termination of a proposed merger with Vitas Healthcare Corporation. Also in 1996, a $3,300,000 increase to the settlement loss on the termination of the Abbey Healthcare Group Incorporated ("Abbey") defined benefit pension plan was recorded based on updated actuarial estimates.


NOTE 8 -- INCOME TAXES

     Significant components of Apria's deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                            ------------
                                                       1998              1997
                                                       ----              ----
                                                           (in thousands)
Deferred tax liabilities:
  Tax over book depreciation .................       $  20,361        $  20,402
  Intangible assets ..........................           1,855              727
  Other, net .................................             364              206
                                                     ---------        ---------
     Total deferred tax liabilities ..........          22,580           21,335

Deferred tax assets:
  Allowance for doubtful accounts ............          24,353           33,150
  Accruals ...................................          17,889           15,041
  Asset valuation reserves ...................           6,240            4,058
  Net operating loss carryforward,
    limited byss.382 .........................         128,285           66,416
  AMT and research credit carryovers .........           4,500            4,500
  Other, net .................................             305              475
                                                     ---------        ---------
     Total deferred tax assets ...............         181,572          123,640
Valuation allowance ..........................        (158,992)        (102,305)
                                                     ---------        ---------
     Net deferred tax assets .................          22,580           21,335
                                                     =========        =========

     At December 31, 1998, Apria's federal operating loss carryforwards ("NOLs") approximated $380,000,000, expiring in varying amounts in the years 2003 through 2013. Additionally, the company has various state operating loss carryforwards which began to expire in 1997. As a result of an ownership change in 1992, which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of Apria's federal and state operating loss carryforwards may expire unused. The net operating loss carryforward amount included in deferred tax asset excludes such amount.

     In evaluating the realizability of the NOLs at December 31, 1998, various positive and negative factors pertaining to the existence of sufficient projected taxable income within the carryforward period were considered. Management believes that its strategies may result in sufficient taxable income during the carryforward period to utilize Apria's NOLs. However, the achievement of future taxable income is dependent upon future events and economic, regulatory and other factors largely out of management's control. Therefore, such future taxable income is not assured. Additionally, in evaluating whether a valuation allowance is appropriate, management also considered the significant negative factors existing at December 31, 1998, including: Apria's recent historical financial and tax losses make it difficult to conclude a valuation allowance is not needed; Apria has, in recent years, been unable to meet its operating plans; and while management has implemented new strategies to achieve profitability and reported a profit in the fourth quarter of 1998, there can be no assurances that operating profits will continue in any future period or that management will be successful in implementing all its strategies, including its growth plans. In considering the positive and negative factors at this time, management concluded that it is more likely than not that Apria will be unable to utilize the NOLs except for future reversals of existing taxable temporary differences, and consequently has recorded a valuation allowance of approximately $158,992,000 at December 31, 1998.

     In the fourth quarter of 1997, the company increased its valuation allowance for deferred tax assets due to recurring tax losses and management's reduced expectations of future taxable income. No assumption of future taxable income was made due to the company's significant cumulative recent losses.

     Income tax (benefit) expense consists of the following:

                                                   Year Ended December 31,
                                                   -----------------------
                                                 1998       1997       1996
                                                 ----       ----       ----
                                                       (in thousands)
Current:
  Federal...................................  $      -   $  3,623    $ (7,917)
  State ....................................     2,000      1,964         177
  Foreign ..................................     1,000      1,000           -
                                              --------   --------    --------
                                                 3,000      6,587      (7,740)
Deferred:
  Federal ..................................         -     25,768      14,106
  State ....................................         -      4,195       1,814
                                              --------   --------    --------
                                                           29,963      15,920

Tax benefits credited to paid-in
  capital and goodwill .....................         -          -      10,548
                                              --------    --------   --------
                                              $  3,000   $ 36,550    $ 18,728
                                              ========   ========    ========

     The exercise of stock options granted under Apria's various stock option plans gives rise to compensation which is includable as taxable income to the employee and deductible by the company for federal and state tax purposes but is not recognized as expense for financial reporting purposes. The tax benefit of stock option exercises in 1998 and 1997 is included in Apria's net operating loss carryforward and therefore not reflected as a credit to paid-in capital. In addition, the recognition, for income tax purposes, of certain deferred tax assets relating to acquired businesses reduces related goodwill for financial reporting purposes.

     Current state income tax expense for all periods presented includes state tax amounts accrued and paid on a basis other than income and in 1998 and 1997 includes the estimated settlement amounts of state income tax audits in progress. Current foreign income tax expense in 1998 and 1997 includes the estimated foreign taxes payable on the sale of Apria's 15% interest in Omnicare plc as well as estimated settlement amounts on foreign tax audits in progress (see Note 2).

     Current federal income tax expense in 1997 represents the amount settled and paid in connection with an audit of Apria's federal income tax returns for tax years ending in 1992 through 1995. The amount paid represents an increase to certain deferred tax assets for which no benefit was recorded in 1997 because an offsetting increase to the valuation allowance was recorded.

     Differences between Apria's income tax expense (benefit) and an amount calculated utilizing the federal statutory rate are as follows:

                                                              Year Ended December 31,
                                                              -----------------------
                                                           1998        1997        1996
                                                           ----        ----        ----
                                                                 (in thousands)

Income tax (benefit) expense at statutory rate.....     $(71,728)   $(82,621)   $ 18,210
Non-deductible merger costs and amortization
  and impairment loss on goodwill .................       21,000      48,783       2,150
State and foreign taxes, net of federal
  benefit and state loss carryforwards ............          422       7,159       1,991
Increase in valuation allowance for
  deferred items previously recognized ............            -      25,768           -
Tax benefit of net operating loss not
  currently recognized ............................       53,306      33,816       3,734
Expense (benefit) of deferred items
  not previously recognized .......................            -           -      (7,914)
Other .............................................            -       3,645         557
                                                        --------    --------    --------
                                                        $  3,000    $ 36,550    $ 18,728
                                                        ========    ========    ========

     Net income taxes refunded in 1998, 1997 and 1996, amounted to $3,103,000, $26,426,000 and $963,000, respectively.


NOTE 9 - PER SHARE AMOUNTS

     The following table sets forth the computation of basic and diluted per share amounts:

                                                              Year Ended December 31,
                                                              -----------------------
                                                           1998         1997       1996
                                                           ----         ----       ----
                                                      (in thousands, except per share data)
Numerator:
   (Loss) income before extraordinary charge ......     $(207,938)   $(272,608)   $33,300
   Numerator for basic per share amounts - (loss)
      income attributable to common stockholders ..     $(207,938)   $(272,608)   $33,300

   Numerator for diluted per share amounts - (loss)
      income attributable to common stockholders ..     $(207,938)   $(272,608)   $33,300

Denominator:
   Denominator for basic per share
      amounts - weighted average shares ...........        51,732       51,419     50,811

   Effect of dilutive securities:
      Employee stock options ......................             -            -      1,371
                                                        ---------    ---------    -------
      Dilutive potential common shares ............             -            -      1,371
                                                        ---------    ---------    -------
   Denominator for diluted per share amounts -
       adjusted weighted average shares ...........        51,732       51,419     52,182
                                                        =========    =========    =======

Basic (loss) income per share amounts .............     $   (4.02)   $   (5.30)   $  0.66
                                                        =========    =========    =======
Diluted (loss) income per share amounts ...........     $   (4.02)   $   (5.30)   $  0.64
                                                        =========    =========    =======


Employee stock options excluded from the computation of diluted per share amounts:

      Exercise price exceeds average market
         price of common stock ....................         5,433        1,814         44
      Other .......................................            63          468          -
                                                        ---------    ---------    -------
                                                            5,496        2,282         44
                                                        =========    =========    =======

Average exercise price per share that exceeds
   average market price of common stock ...........     $   10.74    $   20.13    $ 27.18
                                                        =========    =========    =======

     Because net losses were incurred in 1998 and 1997, the impact of options is antidilutive in those years and there is no difference between basic and diluted per share amounts.

     For additional disclosure regarding employee stock options, see Note 6.


NOTE 10 -- LEASES

     Apria operates principally in leased offices and warehouse facilities. In addition, delivery vehicles and office equipment are leased. Lease terms range from one to ten years with renewal options for additional periods. Many leases provide that the company pay taxes, maintenance, insurance and other expenses. Rentals are generally increased annually by the Consumer Price Index subject to certain maximum amounts defined within individual agreements.

     Apria occasionally subleases unused facility space when a lease buyout is not a viable option. Sublease income, in amounts not considered material, is recognized monthly and is offset against facility lease expense. Net rent expense in 1998, 1997 and 1996 amounted to $57,670,000, $52,802,000 and
$46,493,000, respectively.

     In addition, during 1998, 1997 and 1996, Apria acquired patient service equipment, information systems and equipment and furnishings totaling $263,000, $7,235,000 and $12,021,000, respectively, under capital lease arrangements with lease terms ranging from two to five years. Amortization of the leased patient service equipment, information systems and equipment and furnishings amounted to $9,562,000, $8,578,000 and $9,314,000 in 1998, 1997 and 1996, respectively.

     The following amounts for assets under capital lease obligations are included in both the patient service equipment and property, equipment and improvements:

                                                             December 31,
                                                             ------------
                                                          1998         1997
                                                          ----         ----
                                                            (in thousands)

    Patient service equipment........................   $      -    $  1,930
    Information systems .............................     33,306      33,901
    Equipment and furnishings .......................          -       3,648
                                                        --------    --------
                                                          33,306      39,479
    Less accumulated depreciation ...................    (26,044)    (21,210)
                                                        --------    --------
                                                        $  7,262    $ 18,269
                                                        ========    ========

     Future minimum payments, by year and in the aggregate, required under noncancellable operating leases and capital lease obligations consist of the following at December 31, 1998:

                                                     Capital         Operating
                                                     Leases           Leases
                                                     ------           ------
                                                           (in thousands)

    1999.........................................   $  5,814        $  43,377
    2000.........................................      2,760           36,033
    2001.........................................          4           28,490
    2002.........................................          -           19,614
    2003.........................................          -           11,770
    Thereafter...................................          -           23,458
                                                    --------        ---------
                                                       8,578         $162,742
    Less interest included in
      minimum lease payments.....................       (382)
                                                    --------
    Present value of minimum lease payments......      8,196
    Less current portion.........................     (5,501)
                                                    --------
                                                    $  2,695
                                                    ========

NOTE 11 -- EMPLOYEE BENEFIT PLANS

     Apria has a 401(k) defined contribution plan, whereby eligible employees may contribute up to 16% of their annual basic earnings. The company matches 50% of the first 8% of employee contributions. Total expenses related to the defined contribution plan were $3,539,000, $3,791,000 and $4,370,000 in 1998, 1997 and
1996, respectively.

     Apria had a defined benefit pension plan, covering substantially all former Abbey employees, which was terminated in 1995. In connection with the termination, Apria recognized costs of $3,300,000 in 1996. All benefits were distributed to participants in 1997.


NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     Litigation: Apria is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which are not determinable at this time. In the opinion of management, any liability that might be incurred by the company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on Apria's consolidated results of operations and financial position. In 1998, 1997 and 1996, certain claims and lawsuits were settled and the company paid amounts, including the cost of defense, totaling approximately $2,125,000, $3,277,000 and $16,619,000, respectively. Charges to income of $6,590,000,
$2,760,000 and $11,533,000 were taken in 1998, 1997 and 1996,  respectively,  to provide for probable losses related to matters arising in each period and to revise estimates for matters arising in previous periods. Management is unable to estimate the range of possible loss for all other claims and lawsuits.

     Apria and certain of its present and former officers and/or directors are defendants in a class action lawsuit, In Re Apria Healthcare Group Securities Litigation, filed in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV98-217 GLT). This case is a consolidation of three similar class actions filed in March and April, 1998. Pursuant to a court order dated May 27, 1998, the plaintiffs in the original three class actions filed a Consolidated Amended Class Action Complaint on August 6, 1998. The amended complaint purports to establish a class of plaintiff shareholders who purchased Apria's common stock between May 22, 1995 and January 20, 1998. No class has been certified at this time. The amended complaint alleges, among other things, that the defendants made false and/or misleading public statements regarding Apria and its financial condition in violation of federal securities laws. The amended complaint seeks compensatory and punitive damages as well as other relief.

     Two similar class actions were filed during July 1998 in Superior Court of California for the County of Orange: Schall v. Apria Healthcare Group Inc., et al. (Case No. 797060) and Thompson v. Apria Healthcare Group Inc., et al. (Case No. 797580). These two actions were consolidated by a court order dated October 22, 1998. The parties have agreed that a new and first amended complaint will be filed. Apria anticipates that allegations similar to those asserted in the amended complaint in the federal action will be asserted in the consolidated state action, although the claims will be founded on state law, as opposed to federal law.

     Apria believes that it has meritorious defenses to the plaintiffs' claims, and it intends to vigorously defend itself in both the federal and state cases. In the opinion of Apria's management, the ultimate disposition of these class actions will not have a material adverse effect on the company's financial condition or results of operations.

     Purchase commitments: On September 1, 1994, Apria entered into a five-year agreement, which was subsequently amended in June 1996, to purchase medical supplies totaling $132,000,000, with annual purchases ranging from $7,500,000 in the first year to $36,500,000 in the third through fifth years. Failure to purchase at least 90% of the annual commitment would result in a penalty of 10% of the difference between the annual commitment and the actual purchases, beginning with the 12-month period ended August 31, 1996. In late 1997, management made the strategic decision to exit the low-margin medical supply business and has been working with the vendor to restructure the agreement. In the interim, the company continues to purchase needed medical supplies from this vendor, subject to the pricing established under the old agreement. The company failed to meet the minimum purchase commitment for the 12-month period ended August 31, 1998, and, consequently, incurred a liability for penalties of $1,180,000 on the purchase shortfall.

     Certain Concentrations: Approximately 59% of Apria's revenues are derived from the provision of respiratory therapy services, a significant portion of which is reimbursed under the federal Medicare program. Effective January 1, 1998, reimbursement for home oxygen services was reduced by 25% with an additional 5% reduction in 1999 and subsequent years. Apria's management estimates the impact of the additional 5% reduction on 1999 revenues to be approximately $11,000,000. Also effective January 1, 1998, Consumer Price Index-based reimbursement increases on home medical equipment were frozen until 2002.

     Apria currently purchases approximately 40% of its patient service equipment and supplies from four suppliers. Although there are a limited number of suppliers, management believes that other suppliers could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue which could adversely affect operating results.

     Other: Since June 1998, Apria has received a total of nine subpoenas from the U.S. Attorneys' offices in Sacramento and San Diego, California, requesting documents related to the company's billing practices. The documents requested include those located at Apria's corporate headquarters in Costa Mesa, California, and offices in San Diego and Sacramento, California, and Canonsburg, Pennsylvania. Apria has substantially completed the process of complying with the subpoenas.

     Apria has experienced problems as a result of errors and deficiencies in supporting documentation affecting a portion of its billings, including billings under the Medicare and Medicaid programs. If the U.S. Department of Justice were to conclude that such errors and deficiencies constituted criminal violations, or were to conclude that such errors and deficiencies resulted in the submission of false claims to federal healthcare programs, Apria could face criminal charges and/or civil claims, administrative sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including exclusion of Apria from participation in federal healthcare programs. Such amounts could include claims for treble damages and penalties of up to $10,000 per false claim submitted by Apria to a federal healthcare program. It is the company's position that the assertion of criminal charges or the assertion of any such claims would be unwarranted. If such charges or claims were asserted, Apria believes that it would be in a position to assert numerous defenses. However, no assurance can be provided as to the outcome of any such possible proceedings.

     Presently, Apria is unaware of what claims or proceedings, if any, the government may be contemplating with respect to these subpoenas.

     As disclosed in a Registration Statement on Form S-3 (Registration No. 333-68031) filed with the Securities and Exchange Commission on November 25, 1998 in connection with a proposed offering of 10% convertible subordinated debentures, the company entered into a Standby Purchase Agreement with Relational Investors, LLC. Under the Standby Purchase Agreement, in the event the proposed debenture offering is consummated, Relational Investors, LLC will receive from Apria a $1,000,000 standby fee as well as reimbursement for all costs and expenses (including legal fees) incurred in connection with the proposed offering.


NOTE 13 - SERVICE/PRODUCT LINE DATA

     The following table sets forth a summary of net revenues by service line:

                                           Year Ended December 31,
                                           -----------------------
                                      1998         1997           1996
                                      ----         ----           ----
                                              (in thousands)

Respiratory ................        $552,725    $  605,387    $  594,362
Infusion therapy ...........         211,176       281,178       293,321
HME/Other ..................         169,892       294,129       293,460
                                    --------    ----------    ----------
     Total net revenues             $933,793    $1,180,694    $1,181,143
                                    ========    ==========    ==========


 NOTE 14 -- SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


                                                   QUARTER
                                                   -------
                                   First      Second       Third       Fourth
                                   -----      ------       -----       ------
                                       (in thousands, except per share data)

1998
Net revenues ................    $250,538    $240,627    $ 219,367    $ 223,261
Gross profit ................     164,680     159,830      122,371      156,217
Operating income (loss) .....       5,375       3,109     (180,378)      13,872
Net (loss) income ...........    $ (6,607)   $ (8,956)   $(194,701)   $   2,326


Net (loss) income per share .    $  (0.13)   $  (0.17)   $   (3.76)   $    0.04
Net (loss) income per share -
    assuming dilution .......    $  (0.13)   $  (0.17)   $   (3.76)   $    0.04

1997
Net revenues ................    $313,863    $295,735    $ 304,356    $ 266,740
Gross profit ................     209,184     167,272      199,706      153,350
Operating income (loss) .....      41,910     (57,144)      28,474     (198,905)
Net income (loss) ...........    $ 19,240    $(69,876)   $  16,186    $(238,158)


Net income (loss) per share .    $   0.38    $  (1.36)   $    0.31    $   (4.62)
Net income (loss) per share -
    assuming dilution .......    $   0.37    $  (1.36)   $    0.31    $   (4.62)

     Third Quarter - 1998: The operating results for the third quarter of 1998 include adjustments to reduce revenue and accounts receivable by $14,642,000 and to increase bad debt expense and the allowance for doubtful accounts by $12,065,000. During the third quarter of 1998, a new management team reviewed the effect of certain procedural initiatives and system enhancements introduced earlier in the year to improve billing procedures and reduce write-offs. Although cash collections in excess of trailing revenues were strong, write-offs increased from the second quarter. Also, specific payor reviews indicated that collectibility of certain receivables was in question, particularly those aged in excess of 180 days. Based upon these reviews, a definitive change in collection strategy was implemented which shifted the focus from efforts to collect aged accounts receivable to the more current outstanding amounts. Management believes a concerted effort that focuses on current accounts will better utilize the company's resources to collect the receivables before they age, when they undoubtedly become more difficult to collect. As a result of this change in collection procedure and policy, management increased its allowance for account balances over 180 days. The adjustment to revenue represents the estimated amount of accounts receivable that will ultimately be written off due to reasons unrelated to credit risk. Also recorded was a provision for specific accounts identified as uncollectible totaling $1,529,000 and an increase to the allowance for doubtful accounts related to the infusion sale and the exited businesses totaling $9,128,000.

     During the third quarter of 1998, Apria sold its infusion business in California and exited the infusion business in certain geographic markets.
Charges of $7,263,000 related to the wind-down of unprofitable infusion operations were recorded in addition to a $3,798,000 loss on sale of the California business.

     One of the actions taken as part of management's new strategic direction was the termination of the project to implement an enterprise resource planning
(ERP) system. Accordingly, Apria wrote-off related software and other capitalized costs of $7,548,000 in the third quarter of 1998. As part of the decision to terminate the ERP project, management evaluated its current systems to determine their long-term viability in the context of the company's new overall strategic direction. It was determined that the company was at some risk in continuing to run the infusion billing system on its current platform which is no longer supported by the computer industry. To mitigate this risk, the company is currently converting the infusion system to the IBM/AS400 operating platform on which the respiratory/home medical equipment system currently operates. Apria is also proceeding with a number of enhancements to the systems which renders certain previously-developed modules obsolete. Additionally, pharmacy and branch consolidations and closures rendered a variety of computer equipment obsolete. Due to its age and technological obsolescence, it was deemed to have no future value. As a result of these actions, Apria recorded an impairment charge of $11,843,000 at September 30, 1998.

     Based on management's third quarter evaluation of the carrying value of intangible assets, an impairment charge of $76,223,000 was recorded. The charge reduced the carrying value of the company's intangible assets to reflect management's estimate of fair value. Also included in the impairment charge is the write-off of $4,771,000 in intangible assets primarily associated with the exit of the infusion business in certain areas (see Note 4).

     In the third quarter of 1998, Apria also recorded charges totaling $3,939,000 for severance and other employee costs, $5,400,000 to settle issues related to several procurement contracts, $3,476,000 to provide for estimated oxygen cylinder losses, $2,841,000 to write-off obsolete inventory and patient service equipment and $2,068,000 for lease liability due to facility consolidation activities.

     Fourth Quarter - 1997: The operating results for the fourth quarter of 1997 included adjustments to reduce revenue and accounts receivable by $20,000,000 and to increase bad debt expense and the allowance for doubtful accounts by $6,423,000. The adjustment to revenue represented the estimated amount of year-end accounts receivable that would be written off due to reasons unrelated to credit risk. Both adjustments resulted primarily from refinements to the company's estimation procedures which were made as a result of management's year-end analysis of accounts receivable. Specifically, tests of subsequent realization and reviews of patient billing files at selected billing locations indicated the need to increase the percentages reserved for certain categories of aged accounts receivable. Additionally, payor-specific reviews were performed and allowances estimated for certain managed care payors that were showing an increasing tendency to accumulate large patient balances.

     An adjustment of $20,225,000 was recorded in the fourth quarter of 1997 to write down the carrying value of internally-developed software resulting from management's decision to replace the company's internally-developed field information system. In connection with management's evaluation of the company's internally-developed software, a review was conducted of the company's computer hardware, including telecommunications equipment. Equipment with a carrying value of $6,556,000 was identified as functionally obsolete or no longer in use and was written off (see Note 3).

     Based on management's year-end evaluation of the carrying value and amortization periods of intangible assets, an impairment charge of $133,542,000 was recorded in the fourth quarter of 1997 to reduce the carrying value of recorded goodwill to management's estimate of fair value (see Note 4).

     The fourth quarter of 1997 also includes a $10,100,000 adjustment for additional shortages of patient service equipment and inventory based on supplemental physical inventory procedures performed at a sampling of branches in the fourth quarter. The procedure indicated continuing inventory and patient service equipment shortages, therefore management estimated and recorded an increase to the related reserves. In addition, management's fourth quarter decision to terminate approximately 524 employees resulted in a year-end severance accrual of $6,000,000. Other fourth quarter charges included a
$2,151,000 accrual of incentive compensation, related to fourth quarter initiatives, a $2,298,000 accrual of costs associated with the closure of certain facilities and the company's ApriaDirect Clinical program, a $2,000,000 accrual of interest on a tax settlement and certain excise taxes and other miscellaneous accruals of $1,250,000.

     Apria also recorded an adjustment to increase its valuation allowance for net deferred tax assets due to recurring tax losses and management's reduced expectations for 1998 (see Note 8).

     Second Quarter - 1997: The second quarter of 1997 included adjustments to reduce revenue and accounts receivable by $20,000,000 and to increase bad debt expense and the allowance for doubtful accounts by $55,000,000. The adjustments resulted from the lack of improvement in both the aging of accounts receivable and the length of collection periods. Management expected the impact of 1996 computer system conversions and the high turnover rate among billing and collection personnel to be substantially reversed by the middle of 1997. However, the dollar amount and percentage of accounts aged over 180 days at May 31, 1997 remained comparable to the December 31, 1996 amount and percentage, and days sales outstanding decreased by only five days. Additionally, Apria had just changed its business strategy to review its managed care contracts and exit those not meeting profitability standards and to exit unprofitable service lines such as supplies and nursing that were attractive to many managed care customers. These strategies put Apria's relationship with certain of its managed care customers in jeopardy, which when coupled with the company's poor experience in collecting receivables with managed care payors, heightened management's concerns. Due to the managed care issues and the failure to realize the expected increases in collections and improvement in the aging, management increased its allowance estimate for accounts aged over 180 days to provide for write-offs of older accounts expected to be taken in the ensuing months. The bad debt adjustment also provided for an increased allowance estimate for accounts aged less than 180 days, necessitated by billing and collection difficulties that continued into early 1997. The provision for revenue adjustments represented management's estimate of accounts originated in 1997 that would ultimately be written off for reasons unrelated to credit. The adjustment was necessitated by the continuing incidence of billing problems and long collection periods which caused increased levels of unidentified revenue adjustments to accumulate in accounts receivable.

     The second quarter of 1997 also included a $23,000,000 adjustment to provide for shortages in patient service equipment and inventory. The amount was estimated based on the preliminary results of asset verification and physical inventory procedures performed in the second quarter. The adjustment was sufficient to cover actual write-offs resulting from the third quarter completion of the company's asset verification and physical inventory procedures. The shortages were primarily due to untimely inventory relief processes that were among the residual effects of the 1995 and 1996 system conversions and related high employee turnover.

                           APRIA HEALTHCARE GROUP INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                            Additions
                                                                    ------------------------
                                                        Balance at  Charged to    Charged to                Balance at
                                                        Beginning   Costs and       Other                     End of
                                                        of Period    Expenses      Accounts     Deductions    Period
                                                        ---------    --------      --------     ----------    ------
Year ended December 31, 1998
----------------------------
Deducted from asset accounts:
   Allowance for revenue adjustments ..............     $ 38,058     $      -     $ 18,302 (b)   $ 17,960     $ 38,400
   Allowance for doubtful accounts ................       58,413       75,319           71 (a)     98,239       35,564
   Reserve for inventory shortages ................        6,373        8,598       (2,000)(c)      5,311        7,660
   Reserve for patient service
     equipment shortages ..........................        3,900       14,707        2,000 (c)     12,470        8,137
                                                        --------     --------     --------       --------     --------
                  Totals ..........................     $106,744     $ 98,624     $ 18,373       $133,980     $ 89,761
                                                        ========     ========     ========       ========     ========

Year ended December 31, 1997
----------------------------
Deducted from asset accounts:
   Allowance for revenue adjustments ..............     $ 32,300     $      -     $ 40,000 (b)    $ 34,242     $ 38,058
   Allowance for doubtful accounts ................       73,809      121,908        1,697 (a)     139,001       58,413
   Reserve for inventory shortages ................        1,825       26,716            -          22,168        6,373
   Reserve for patient service
     equipment shortages ..........................        4,812        8,584            -           9,496        3,900
                                                        --------     --------     --------        --------     --------
                  Totals ..........................     $112,746     $157,208     $ 41,697        $204,907     $106,744
                                                        ========     ========     ========        ========     ========


Year ended December 31, 1996
----------------------------
Deducted from asset accounts:
   Allowance for revenue adjustments ..............     $      -     $      -     $ 32,300 (b)    $      -     $ 32,300
   Allowance for doubtful accounts ................       86,567       67,040          608 (a)      80,406       73,809
   Reserve for inventory shortages ................        5,754        3,013            -           6,942        1,825
   Reserve for patient service
     equipment shortages ..........................       11,860        7,500            -          14,548        4,812
                                                        --------     --------     --------        --------     --------
                  Totals ..........................     $104,181     $ 77,553     $ 32,908        $101,896     $112,746
                                                        ========     ========     ========        ========     ========

(a)  Includes amounts added in conjunction with business acquisitions.
(b) Amount charged against net revenues. See Note 12 to the Consolidated Financial Statements.
(c)  Transfers between reserves.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 5, 1999

                                               APRIA HEALTHCARE GROUP INC.

                                               By:   /s/ PHILIP L. CARTER
                                                  ------------------------------
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Title                            Date
     ---------                       -----                            ----

/s/ PHILIP L. CARTER
-----------------------
Philip L. Carter             Chief Executive Officer               April 5, 1999


/s/ JOHN C. MANEY
-----------------------
John C. Maney                Executive Vice President and          April 5, 1999
                             Chief Financial Officer
                             (Principal Financial Officer)

/s/ JAMES E. BAKER
-----------------------
James E. Baker               Vice President, Controller            April 5, 1999
                             (Principal Accounting Officer)


/s/ RALPH V. WHITWORTH
-----------------------
Ralph V. Whitworth           Director, Chairman of the Board       April 5, 1999


/s/ DAVID H. BATCHELDER
-----------------------
David H. Batchelder          Director                              April 5, 1999


/s/ DAVID L. GOLDSMITH
-----------------------
David L. Goldsmith           Director                              April 5, 1999


/s/ LEONARD GREEN
-----------------------
Leonard Green                Director                              April 5, 1999


/s/ RICHARD H. KOPPES
-----------------------
Richard H. Koppes            Director                              April 5, 1999


/s/ PHILIP R. LOCHNER
-----------------------
Philip R. Lochner            Director                              April 5, 1999


/s/ BEVERLY B. THOMAS
-----------------------
Beverly B. Thomas            Director                              April 5, 1999


/s/ H.J. MARK TOMPKINS
-----------------------
H.J. Mark Tompkins           Director                              April 5, 1999


                                  EXHIBIT INDEX
Exhibit
Number                            Description                                                                         Page/Ref.
------                            -----------                                                                         ---------
3.1      Restated Certificate of Incorporation of Registrant.                                                            (f)

3.2      Certificate of Ownership and Merger merging Apria  Healthcare Group Inc. into Abbey and amending Abbey's
         Restated Certificate of Incorporation to change Abbey's name to "Apria Healthcare Group Inc."                   (i)

3.3      Amended and Restated Bylaws of Registrant, as amended on May 5, 1998.                                           (u)

4.1      Form of 9-1/2% Senior Subordinated Note due 2002.                                                               (b)

4.2      Indenture dated November 1, 1993, by and among Abbey, certain Subsidiary  Guarantors defined therein and
         U.S. Trust Company of California, N.A.                                                                          (d)

4.3      Shareholder  Rights  Agreement  dated  February  8,  1995,  between  Abbey  and  U.  S.  Stock  Transfer
         Corporation, as Rights Agent.                                                                                   (e)

4.4      Specimen Stock Certificate of the Registrant.

4.5      Certificate of Designation of the Registrant.                                                                   (f)

4.6      Amendment  No. 1 to the Rights  Agreement  dated as of June 30, 1997, by and among  Registrant,  Norwest
         Bank Minnesota, N.A. and U.S. Stock Transfer Corporation.                                                       (p)

10.1     1991 Stock Option Plan.                                                                                         (a)

10.2     Schedule of Registration Procedures and Related Matters.                                                        (c)

10.3     401(k) Savings Plan, restated effective October 1, 1993, amended December 28, 1994.                             (k)

10.4     Stock Incentive Plan, dated June 28, 1995.                                                                      (g)

10.5     Amended and Restated 1992 Stock Incentive Plan.                                                                 (k)

10.6     Amendment Number Two to the 401(k) Savings Plan, dated June 28, 1995.                                           (l)

10.7      Building Lease, dated July 21, 1995, between C.J. Segerstrom & Sons, a California general  partnership,
         and Apria  Healthcare,  Inc.  for 10  locations  within  Harbor  Gateway  Business  Center,  Costa Mesa,        (l)
         California.

10.8     Assignment,  Assumption and Consent Re: Lease (dated December 1, 1988, between C.J. Segerstrom & Sons, a
         California  general  partnership,  and Abbey  Medical,  Inc. for premises  located within Harbor Gateway
         Business Center, Costa Mesa, California),  executed by Abbey Medical, Inc. and Apria Healthcare, Inc. as
         of July 21, 1995 and executed by C.J.  Segerstrom & Sons, a California general  partnership,  as of July        (j)
         24, 1995.

10.9     First Amendment to Complete  Restatement of Lease Amendments and Amendment to Building Lease, dated July
         24, 1996, between C.J. Segerstrom & Sons, a California general partnership,  and Apria Healthcare, Inc.,
         amending the Building Lease, dated July 21, 1995, between the parties.                                          (n)

10.10    Assignment and  Assumption of Lease  (Building  Lease,  dated July 21, 1995,  between C.J.  Segerstrom &
         Sons,  a California  general  partnership,  and Apria  Healthcare,  Inc.),  dated as of January 1, 1996,
         between Apria Healthcare, Inc. and Registrant.                                                                  (n)

10.11    Amendment Number Three to the 401(k) Savings Plan, dated January 1, 1996.                                       (l)

10.12    Amendment 1996-1 to the 1991 Stock Option Plan, dated October 28, 1996.

10.13    Amendment 1996-1 to the Amended and Restated 1992 Stock Incentive Plan, dated October 28, 1996.

10.14    Executive Severance Agreement dated June 28, 1997 between Registrant and James E. Baker.

10.15    Executive Severance Agreement dated June 28, 1997, between Registrant and Lisa M. Getson.                      (o)


10.16    Executive Severance Agreement dated June 28, 1997, between Registrant and Robert S. Holcombe.                  (o)


10.17    Executive Severance Agreement dated June 28, 1997, between Registrant and Lawrence Mastrovich.


10.18    Executive Severance Agreement dated June 28, 1997, between Registrant and George J. Suda.

10.19    Executive Severance Agreement dated June 28, 1997, between Registrant and Dennis E. Walsh.                     (o)


10.20    Resignation  and General  Release  Agreement  dated January 19, 1998,  between  Registrant and Jeremy M.
         Jones.                                                                                                         (s)

10.21    Security Agreement dated March 13, 1998, between Registrant,  Apria Healthcare, Inc., and certain of its
         subsidiaries and Bank of America National Trust & Savings Association.                                         (s)

10.22    First  Amendment  to  Security  Agreement  dated April 15,  1998,  among  Registrant  and certain of its subsidiaries,  Bank of America  National Trust & Savings  Association,  NationsBank  of Texas,  N.A. and
         other financial institutions party to the Credit Agreement.                                                    (s)

10.23    Employment Agreement dated May 5, 1998, between Registrant and Philip L. Carter.                               (u)

10.24    Non-qualified Stock Option Agreement dated May 5, 1998, between Registrant and Philip L. Carter.

10.25    Amended and Restated 1997 Stock Incentive Plan, dated February 27, 1997, as amended through June 30, 1998.

10.26    Employment Agreement dated October 19, 1998, between Registrant and John C. Maney.

10.27    Standby Purchase Agreement dated November 3, 1998, between Registrant and Relational  Investors,  LLC, on
         behalf of the entities named therein.                                                                          (v)

10.28    Registration Rights Agreement dated November 3, 1998, between Registrant and Relational  Investors,  LLC,
         on behalf of the entities named therein.                                                                       (v)

10.29    Amended and Restated  Credit  Agreement  dated November 13, 1998,  between  Registrant and certain of its
         subsidiaries  and  Bank  of  America  National  Trust  and  Savings  Association,   and  other  financial
         institutions party to the Credit Agreement.                                                                    (v)

10.30    Amended and Restated  Guaranty dated November 13, 1998,  made by various  Guarantors  defined  therein in favor of Bank of America National Trust and Savings Association.

10.31    Second  Amendment to Security  Agreement  dated  November 13, 1998,  among  Registrant and certain of its subsidiaries and Bank of America National Trust and Savings Association and other financial  institutions party to the Credit Agreement.

10.32    1998 Non-qualified Stock Incentive Plan, dated December 15, 1998.

10.33    Amendment to Employment Agreement dated January 1, 1999, between Registrant and Philip L. Carter.

10.34    First  Amendment to Amended and Restated  Credit  Agreement  and Consent  dated  January 15, 1999,  among
         Registrant and certain of its  subsidiaries,  Bank of America National Trust and Savings  Association and
         other financial institutions party to the Credit Agreement.

10.35    Second  Amendment to Amended and Restated Credit  Agreement dated February 23, 1999, among Registrant and certain of its subsidiaries,  Bank of America National Trust and Savings  Association and other financial institutions party to the Credit Agreement.

10.36    Amended and Restated Executive  Severance Agreement dated February 26, 1999, between Registrant and Frank
         Bianchi.

10.37    Amended and Restated  Executive  Severance  Agreement  dated  February 26, 1999,  between  Registrant and
         Michael R. Dobbs.

10.38    Amended and Restated  Employment  Agreement dated February 26, 1999,  between  Registrant and Lawrence M.
         Higby.

16.1     Letter dated July 8, 1998 from Ernst & Young, LLP addressed to the Securities and Exchange Commission.         (t)

21.1     List of Subsidiaries.

23.1     Consent of Ernst & Young  LLP, Independent Auditors.

23.2     Consent of Deloitte & Touche LLP, Independent Auditors.

27.1     Financial Data Schedule.

    REFERENCES -- DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

(a)  Incorporated   by   reference  to   Registration   Statement  on  Form  S-1
     (Registration No. 33-44690), as filed on December 23, 1991.

(b)  Incorporated   by   reference  to   Registration   Statement  on  Form  S-1
     (Registration No. 33-69078), as filed on September 17, 1993.

(c)  Incorporated   by   reference  to   Registration   Statement  on  Form  S-4
     (Registration No. 33-69094), as filed on September 17, 1993.

(d) Incorporated by reference to Annual Report on Form 10-K for the year ended January 1, 1994.

(e) Incorporated by reference to Current Report on Form 8-K, as filed on March 20, 1995.

(f)  Incorporated   by   reference  to   Registration   Statement  on  Form  S-4
     (Registration No. 33-90658), and its appendices, as filed on March 27, 1995.

(g)  Incorporated   by   reference  to   Registration   Statement  on  Form  S-8
     (Registration No. 33-94026), as filed on June 28, 1995.

(h) Incorporated by reference to final joint proxy statement/prospectus as filed pursuant to Rule 424(b) on May 26, 1995.

(i) Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 1995, as filed on August 14, 1995.

(j) Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 1995, as filed on November 14, 1995.

(k)  Incorporated   by   reference  to   Registration   Statement  on  Form  S-8
     (Registration No. 33-80581), as filed on December 19, 1995.

(l) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(m) Incorporated by reference to Registration Statement on Amendment No. 1 to Form S-4 (Registration No. 333-09407), as filed on August 27, 1996.

(n) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

(o) Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 1997, as filed on August 14, 1997.

(p) Incorporated by reference to Registration Statement on Form 8-A/A as filed on July 10, 1997.

(q) Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 1997, as filed on November 14, 1997.

(r)  Incorporated   by   reference  to   Registration   Statement  on  Form  S-8
     (Registration No. 333-42775), as filed on December 19, 1997.

(s) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997.

(t) Incorporated by reference to Current Report on Form 8-K, as filed on July 6, 1998.

(u) Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 1998, as filed on August 14, 1998.

(v) Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 1998, as filed on November 16, 1998.



                               COPIES OF EXHIBITS

Copies of exhibits will be provided upon written request and payment of a fee of $.25 per page plus postage. The written request should be directed to the Financial Reporting Department (Attn: Ms. Donna Draper), at the address of the company set forth on the first page of this Form 10-K.