Form 10-Q
period 1999-03-31
APRIA HEALTHCARE GROUP INC
filed 1999-05-14
CIK 882289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1999

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

There were 51,870,190 shares of common stock, $.001 par value, outstanding at May 10, 1999.

                           APRIA HEALTHCARE GROUP INC.

                                    FORM 10-Q

                       For the period ended March 31, 1999






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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk


PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults Upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           APRIA HEALTHCARE GROUP INC.

                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,  December 31,
                                                           1999         1998
                                                           ----         ----
                                                        (unaudited)
                                                         (dollars in thousands)
                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..........................   $  90,172    $  75,475
  Accounts receivable, less allowance for doubtful
    accounts of $35,695 and $35,564 at March 31, 1999
    and December 31, 1998, respectively ..............     135,463      132,028
  Inventories ........................................      18,394       16,617
  Prepaid expenses and other current assets ..........       5,247        4,917
                                                         ---------    ---------
          TOTAL CURRENT ASSETS .......................     249,276      229,037

PATIENT SERVICE EQUIPMENT, less accumulated
  depreciation of $258,254 and $249,921 at March 31,
  1999 and December 31, 1998, respectively ...........     127,477      130,652
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ............      48,810       51,996
INTANGIBLE ASSETS, NET ...............................      86,853       84,365
OTHER ASSETS .........................................         966          548
                                                         ---------    ---------
                                                         $ 513,382    $ 496,598
                                                         =========    =========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable ...................................   $  54,604    $  51,252
  Accrued payroll and related taxes and benefits .....      23,655       25,455
  Accrued insurance ..................................      13,472       13,092
  Other accrued liabilities ..........................      57,382       49,870
  Current portion of long-term debt ..................      71,578       74,439
                                                         ---------    ---------
          TOTAL CURRENT LIABILITIES ..................     220,691      214,108

LONG-TERM DEBT .......................................     408,605      414,147

COMMITMENTS AND CONTINGENCIES ........................           -            -

STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par value: 10,000,000
    shares authorized;  none issued ..................           -            -
  Common stock, $.001 par value: 150,000,000
    shares authorized; 51,799,035 and 51,785,263
    shares issued and outstanding at March 31, 1999
    and December 31, 1998, respectively ..............          52           52
  Additional paid-in capital .........................     326,084      325,903
  Retained deficit ...................................    (442,050)    (457,612)
                                                         ---------    ---------
                                                          (115,914)    (131,657)
                                                         $ 513,382    $ 496,598
                                                         =========    =========

                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1999         1998
                                                           ----         ----
                                                         (dollars in thousands,
                                                         except per share data)

Net revenues ......................................     $ 228,294     $ 250,538
Costs and expenses:
   Cost of net revenues:
      Product and supply costs ....................        45,325        61,143
      Patient service equipment depreciation ......        17,746        20,055
      Nursing services ............................           551           736
      Other .......................................         2,447         3,924
                                                        ---------     ---------
                                                           66,069        85,858
   Selling, distribution and administrative .......       124,449       141,946
   Provision for doubtful accounts ................         8,629        13,795
   Amortization of intangible assets ..............         1,873         3,564
                                                        ---------     ---------
                                                          201,020       245,163
                                                        ---------     ---------
          OPERATING INCOME ........................        27,274         5,375
Interest expense, net .............................        11,312        11,482
                                                        ---------     ---------
          INCOME (LOSS) BEFORE TAXES ..............        15,962        (6,107)
Income taxes ......................................           400           500
                                                        ---------     ---------
          NET INCOME (LOSS) .......................     $  15,562     $  (6,607)
                                                        =========     =========

Basic income (loss) per common share ..............     $    0.30     $   (0.13)
                                                        =========     =========
Diluted income (loss) per common share ............     $    0.30     $   (0.13)
                                                        =========     =========

                 See notes to consolidated financial statements.


                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            1999         1998
                                                            ----         ----
                                                          (dollars in thousands)
OPERATING ACTIVITIES
Net income (loss) ....................................    $ 15,562     $ (6,607)
Items included in net income (loss) not
  requiring (providing) cash:
    Provision for doubtful accounts ..................       8,629       13,795
    Provision for excess/obsolete equipment ..........       1,605        2,637
    Depreciation .....................................      22,594       27,435
    Amortization of intangible assets ................       1,873        3,564
    Amortization of deferred debt costs ..............       1,050          380
    Gain on disposition of assets ....................         (69)         (52)
Changes in operating assets and liabilities,
  net of effects of acquisitions:
    (Increase) decrease in accounts receivable .......     (12,064)      13,564
    Increase in inventories ..........................      (2,884)        (480)
    (Increase) decrease in prepaids
      and other assets ...............................        (232)       3,665
    Increase (decrease) in accounts payable ..........       3,352       (2,024)
    Increase (decrease) in accruals and
      other liabilities ..............................       5,822      (11,747)
Net purchases of patient service equipment,
  net of effects of acquisitions .....................     (14,826)      (8,638)
                                                          --------     --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ..      30,412       35,492

INVESTING ACTIVITIES
    Purchases of property, equipment and
      improvements, net of effects of acquisitions ...      (1,687)      (3,445)
   Proceeds from disposition of assets ...............         110           68
   Acquisitions and payments of
      contingent consideration .......................      (4,835)        (745)
                                                          --------     --------
          NET CASH USED IN INVESTING ACTIVITIES ......      (6,412)      (4,122)

FINANCING ACTIVITIES
   Payments under term loan ..........................      (6,938)           -
   Payments of other long-term debt ..................      (1,835)      (2,705)
   Capitalized debt costs, net .......................        (680)      (1,018)
   Issuances of common stock .........................         150        1,499
                                                          --------     --------
          NET CASH USED IN FINANCING ACTIVITIES ......      (9,303)      (2,224)
                                                          --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............      14,697       29,146
Cash and cash equivalents at beginning of period .....      75,475       16,317
                                                          --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........    $ 90,172     $ 45,463
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

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the company's 1998 Form 10-K.


NOTE B - RECLASSIFICATIONS AND USE OF ACCOUNTING ESTIMATES

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


NOTE C - REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with a large number of third-party payors, including private insurers, managed care organizations, Medicare and Medicaid.

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


NOTE D - BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statement of operations from the date of acquisition. Acquisitions that closed during the three-month period ended March 31, 1999 resulted in cash payments of approximately $4,835,000. Of that amount, $4,361,000 was allocated to intangible assets and $243,000 to patient service equipment. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.


NOTE E - LONG-TERM DEBT

Apria's credit agreement with Bank of America and a syndicate of banks was amended and restated for the third time in April of 1999. The agreement was amended to remove the requirement that the company issue $50,000,000 in senior subordinated notes or senior subordinated convertible debentures by April 23, 1999. In connection with this amendment, Apria made a required $50,000,000 repayment of the term loan. The agreement was also amended to remove the requirement that the company maintain minimum cash balances of $35,000,000 through the consummation of the debt or equity offering. In addition, the agreement still allows Apria to complete $62,000,000 of acquisitions in 1999.


NOTE F - EQUITY

The change in stockholders' equity, other than from net income, resulted primarily from the exercise of stock options. For the three months ended March 31, 1999, proceeds from the exercise of stock options amounted to $150,000.


NOTE G - INCOME TAXES

Current income tax expense includes federal and state tax amounts accrued and paid on a basis other than or in addition to taxable income.

At December 31, 1998, Apria's federal net operating loss carryforward ("NOL") approximated $380,000,000, expiring in varying amounts in the years 2003 through 2013. Additionally, the company has various state operating loss carryforwards which began to expire in 1997. As a result of an ownership change in 1992 which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of Apria's federal and state NOLs may expire unused. In considering the positive and negative factors at this time, management concluded that it is more likely than not that Apria will be unable to utilize the NOLs except for future reversals of existing taxable temporary differences.


NOTE H - COMMITMENTS AND CONTINGENCIES

Apria is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which is not determinable at this time. In the opinion of management, any liability that might be incurred by the company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on Apria's consolidated results of operations and financial position. Apria provides for probable losses related to certain matters arising in each period and revises estimates for certain matters arising in previous periods. Management is unable to estimate the range of possible loss for all other claims and lawsuits.

NOTE I - PER SHARE AMOUNTS

The following  table sets forth the  computation  of basic and diluted per share amounts:
                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          1999           1998
                                                          ----           ----
                                                             (in thousands,
                                                         except per share data)

NUMERATOR:
  Net income (loss) .................................     $ 15,562      $(6,607)
  Numerator for basic per share amounts - income
   (loss) available to common stockholders ..........     $ 15,562      $(6,607)

  Numerator for diluted per share amounts - income
   (loss) available to common stockholders ..........     $  5,562      $(6,607)


DENOMINATOR:
Denominator for basic per share amounts - weighted
  average shares ....................................       51,796       51,674

  Effect of dilutive securities:
    Employee stock options ..........................          868            -
                                                          --------      -------
    Dilutive potential common shares ................          868            -
                                                          --------      -------
Denominator for diluted per share amounts - adjusted
   weighted average shares ..........................       52,664       51,674
                                                          ========     ========

Basic income (loss) per common share ................     $   0.30      $ (0.13)
                                                          ========      =======
Diluted income (loss) per common share ..............     $   0.30      $ (0.13)
                                                          ========      =======

Employee stock options excluded from the computation of diluted per share amounts:

    Exercise price exceeds average market
      price of common stock .........................        2,171        2,154
    Other ...........................................            -          155
                                                          --------      -------
                                                             2,171        2,309
                                                          ========      =======
Average exercise price per share that exceeds
  average market price of common stock ..............     $  16.15      $ 19.15
                                                          ========      =======

Due to the net loss reported for the three months ended March 31, 1998, the impact of employee stock options is antidilutive. There is no difference between basic and diluted per share amounts.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: APRIA'S BUSINESS IS SUBJECT TO A NUMBER OF RISKS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL. THE COMPANY HAS DESCRIBED CERTAIN OF THOSE RISKS IN ITS FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 5, 1999. THIS REPORT MAY BE USED FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AS A READILY AVAILABLE DOCUMENT CONTAINING MEANINGFUL CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS THE COMPANY MAY MAKE FROM TIME TO TIME. THESE RISKS INCLUDE WHETHER APRIA WILL BE ABLE TO RESOLVE ISSUES PERTAINING TO MANAGEMENT STABILITY AND RECRUITING, THE COLLECTIBILITY OF ITS ACCOUNTS RECEIVABLE, THE COST OF AND THE COMPANY'S ABILITY TO IMPLEMENT ITS REORGANIZATION PLAN, APRIA'S ABILITY TO SERVICE ITS DEBT, HEALTHCARE REFORM AND THE EFFECT OF FEDERAL AND STATE HEALTHCARE REGULATIONS, THE ONGOING U.S. ATTORNEYS' INVESTIGATIONS REGARDING APRIA'S BILLING PRACTICES, PRICING PRESSURES FROM LARGE PAYORS AND CHANGES IN
GOVERNMENTAL REIMBURSEMENT LEVELS, THE EFFECTIVENESS OF APRIA'S INFORMATION SYSTEMS AND CONTROLS, INCLUDING ITS ABILITY TO RESOLVE ANY REMAINING YEAR 2000 COMPLIANCE ISSUES, THE HIGHLY COMPETITIVE MARKET, RECENT LOSSES, AND APRIA'S HIGH LEVERAGE AND RESTRICTIONS ON ITS BORROWING CAPACITY.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     NET REVENUES: Apria had net revenues of $228.3 million for the first quarter of 1999, down from $250.5 million for the first quarter of 1998. The primary reason for the decline is the recent exit from the infusion therapy service line in certain geographic markets where profit margins were consistently below acceptable levels. The variance between the first quarter of 1999 and the first quarter of 1998 attributable to this partial exit from the infusion business is approximately $12.7 million. Also impacting 1999 revenues was a 5% reduction of the Medicare reimbursement rates for home oxygen therapy, as mandated by the provisions of the Balanced Budget Act of 1997. The reimbursement rate reduction, which decreased first quarter revenues by approximately $2.5 million, became effective January 1, 1999 and is in addition to a 25% rate reduction effected in January 1998. Additionally, starting in late 1997 and continuing into 1998, Apria performed a comprehensive review of its managed care contracts and renegotiated or terminated those not meeting profitability standards. The termination of such contracts accounts for approximately $4 million of the revenue decrease between the first quarter of 1999 and the first quarter of 1998. An unfavorable consequence of the infusion therapy exit and the termination of the low-margin managed care contracts was the loss of related business that Apria would have preferred to retain.

     The table below sets forth a summary of net revenues by service line. Respiratory therapy shows a slight increase despite the Medicare reimbursement reduction. The quarter-to-quarter decrease in infusion therapy revenues is largely explained by the exit of this business in selected areas as described above. The infusion line was also impacted by the termination of low-margin contracts. The decrease in the HME/other line was primarily attributable to the contract review process and, to a lesser extent, decreases in the medical supply and nursing lines which Apria began exiting in late 1997.

                                         Three Months Ended March 31,
                                ---------------------------------------------
                                       1999                       1998
                                ------------------         ------------------
                                    $          %               $          %
                                --------    ------         --------    ------
                                            (dollars in thousands)
Respiratory therapy..........   $145,223     63.6%         $142,810     57.0%
Infusion therapy.............     42,237     18.5%           57,752     23.0%
HME/other....................     40,834     17.9%           49,976     20.0%
                                --------    ------         --------    ------
  Total net revenues.........   $228,294    100.0%         $250,538    100.0%
                                ========    ======         ========    ======

     Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required in recording net revenues. Inherent in these estimates is the risk that they will have to be revised or updated, and the changes recorded in subsequent periods, as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and uncertainty of reimbursement amounts for certain services and/or from certain payors result in adjustments to billed amounts. Such adjustments are fairly common and are typically identified and recorded at the point of cash application, claim denial or upon account review. Examples of revenue adjustments include subsequent changes to estimated revenue amounts or denials for services not covered due to changes in the patient's coverage; failure subsequent to service delivery to obtain written confirmation of authorization or other necessary documentation; and differences in contract prices due to complex contract terms or a biller's lack of familiarity with a contract or payor.

     GROSS PROFIT: The gross margin for the first quarter in 1999 was 71.1% versus 65.7% in the same quarter last year. The improvement is largely attributable to the exit from low-profit service lines and contracts and better pricing negotiated for inventory, patient service equipment and related goods.

     Gross margins in the first quarter of 1999 for respiratory therapy, infusion therapy and home medical equipment/other were 78%, 59% and 58%, respectively.

     SELLING, DISTRIBUTION AND ADMINISTRATIVE: Selling, distribution and administrative expenses were $124.4 million or 54.5% of net revenues for the first quarter of 1999, compared to $141.9 million or 56.7% for the same period last year. The primary component of the decrease is a reduction in labor expenses. During the first quarter of 1998, Apria was in the process of reducing its workforce in response to the 25% Medicare reimbursement reductions and therefore the financial results did not yet reflect the full savings of that labor reduction effort. Since then, Apria has continued to reduce staffing levels, particularly in the functional area of reimbursement, an area that experienced significant staffing increases during the period of billing and collection difficulties arising from the 1995 Abbey/Homedco merger. During the second half of 1998, Apria also effected significant labor reductions at its corporate headquarters and reduced staff in conjunction with the exit of selected infusion therapy businesses. From the end of the first quarter in 1998 to the end of the first quarter in 1999, Apria's full-time equivalent employees decreased by 971.

     The impairment of computer hardware and software recognized in the third quarter of 1998 has resulted in a decrease in depreciation expense. Also, certain costs associated with the selected infusion therapy exit have been eliminated. Finally, the successful implementation of spending controls at the field locations and corporate headquarters has contributed to the decrease in selling, distribution and administrative expenses.

     PROVISION FOR DOUBTFUL ACCOUNTS: The provision for doubtful accounts, as a percentage of net revenues, was 3.8% in the first quarter of 1999, as compared to 5.5% in the first quarter of 1998. The improvement in the provision rate is largely due to an improvement in the aging of accounts receivable and a shortening in collection periods. Accounts in excess of 180 days were 30.5% of total accounts receivable at March 31, 1998; this compares to 20.1% at March 31, 1999. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) decreased to 53 days at March 31, 1999, from 83 days at March 31, 1998.

     During  the  second  half  of  1998,   management   reviewed  the  historic
performance and collectibility of Apria's accounts receivable portfolio. Management considered the continued high-level of bad debt write-offs and reviewed its existing policies and procedures for estimating the collectibility of its accounts receivable. In response, management decided to change the collection policy and is formally shifting the focus of the collection function to the more current balances and is assigning the older accounts to outside collection agencies. Management believes this concentration on more current balances will limit the amount of receivables that age beyond 180 days. Consequently, the accounts that do age beyond 180 days are likely to be more difficult to collect. Accordingly, with this change in collection policy, management increased the allowance percentage applied to balances over 180 days outstanding.

     AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets was $1.9 million in the three months ended March 31, 1999 versus $3.6 million for the same period in 1998. The decrease is due to the impairment of intangible assets of $76.2 million that was recorded in the third quarter of 1998 and, to a lesser extent, the expiration of certain non-compete covenants.

     INTEREST EXPENSE: Interest expense was $11.3 million in the first quarter of 1999 and $11.5 million in the first quarter of 1998. Although there was a 12% reduction in the average long-term debt balance between the two periods, Apria is now incurring interest on its bank loans at higher rates as a result of its November 1998 amended and restated credit agreement.

     INCOME TAXES: Income taxes were $400,000 for the first quarter in 1999 and $500,000 for the same period last year. The recorded amounts for both periods include federal and state taxes payable on a basis other than or in addition to taxable income. At December 31, 1998, Apria's federal net operating loss carryforward ("NOL") approximated $380,000,000, expiring in varying amounts in the years 2003 through 2013. Additionally, the company has various state operating loss carryforwards which began to expire in 1997. As a result of an ownership change in 1992 which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of Apria's federal and state NOLs may expire unused. In considering the positive and negative factors at this time, management concluded that it is more likely than not that Apria will be unable to utilize the NOLs except for future reversals of existing taxable temporary differences.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     OPERATING CASH FLOW: Cash provided by operating activities was $30.4 million for the three-month period ended March 31, 1999, compared to $35.5 million for the same period in 1998. The higher net income in the 1999 period was offset by an increase in accounts receivable, as compared to a decrease last year, and an increase in patient service equipment purchases. The decrease in accounts receivable in the first quarter last year was due, in part, to the fact that revenues were being recorded at a lower level due to the 25% Medicare reimbursement rate reduction, but cash was still being collected on the higher pre-reduction-based revenues. The equipment purchases increased during the first quarter of 1999, primarily to support a recently-signed national contract and to support a new equipment utilization model currently being implemented.

     ACCOUNTS RECEIVABLE: Accounts receivable, before allowance for doubtful accounts, increased to $171.2 million at March 31, 1999 from $167.6 million at December 31, 1998. The slight increase can be attributed to a slowdown in cash collections from fourth-quarter levels. Days sales outstanding (DSO - calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) at March 31, 1999 remained unchanged from December 31, 1998 at 53 days.

     During the last three fiscal years, results of operations have been adversely affected by high levels of accounts receivable write-offs. Initially caused by the disruptive effects of system conversions and branch consolidations, the high level of accounts receivable write-offs were largely due to billing problems such as untimely billing, improper and/or untimely preparation of, and deficiencies in, reimbursement documentation, problems with the billing systems and the high concentration of managed care payors from whom it has been difficult to collect.

     Also during the last three years, management has instituted a number of measures in response to these problems. During 1998, management reorganized its field operations to create a separate "revenue management" organization which encompasses the functions of order-taking, patient qualification, documentation coordination, timely filing and prompt follow-up. The revenue management organization reports directly to corporate headquarters and specifically to a newly created Executive Vice President position. The new organization structure was intended to facilitate improved communications and accountability. In conjunction with the reorganization, processes and procedures were reviewed to identify additional opportunities for improvement. As a result, additional personnel were placed in quality assurance positions to help ensure that products and services were more accurately and timely billed and responsibilities were consolidated to allow specifically qualified personnel to support, direct and train the revenue management staff. Task forces were formed to visit the billing centers to ensure compliance with policies and standard procedures. Software enhancements to simplify the order-intake process were introduced and the billing and accounts receivable modules are currently being rewritten to address the system-caused difficulties. Although management has been proactive in addressing the issues leading to the high level of accounts receivable write-offs recognized in recent periods, there can be no assurance that the collectibility of Apria's recorded accounts receivable will continue to improve in the near future.

     Included in accounts receivable are earned but unbilled receivables of $27.2 million and $25.3 million at March 31, 1999 and December 31, 1998, respectively. Delays in billings can occur, from a few days to several weeks or more, from the date of service due to delays in obtaining certain required payor-specific documentation from internal and external sources. Such documentation would include internal records of proof of service and written authorizations from physicians and other referral sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility.

     LONG-TERM DEBT: Apria's credit agreement with Bank of America and a syndicate of banks was amended and restated for the third time in April of 1999. The agreement was amended to remove the requirement that the company issue $50 million in senior subordinated notes or senior subordinated convertible debentures by April 23, 1999. In connection with this amendment, the company made a required $50 million repayment of the term loan. The agreement was also amended to remove the requirement that the company maintain minimum cash balances of $35 million through the consummation of the debt or equity offering. In addition, the amendment still allows Apria to complete $62 million of acquisitions in 1999.

     At March 31, 1999, total borrowings under the credit agreement were $281.1 million, outstanding letters of credit totaled $10 million and credit available under the revolving facility was $20 million (subject to a temporary borrowing restriction under the indenture governing Apria's $200 million 9 1/2% senior subordinated notes). Reflecting the $50 million debt repayment discussed above, total borrowings under the credit agreement were $231.1 million at May 10, 1999.

     PURCHASE COMMITMENTS: Apria had been a party to an agreement to purchase medical supplies with minimum annual volume requirements. Because of the company's strategic decision to exit the low-margin medical supply business, management had been working with the vendor to restructure the agreement. The negotiations have been completed and a new agreement, without any minimum volume requirements, is now in effect.

     BUSINESS COMBINATIONS: Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statement of operations from the date of acquisition. Acquisitions that closed during the three-month period ended March 31, 1999 resulted in cash payments of approximately $4.8 million. Of that amount, $4.4 million was allocated to intangible assets and $243,000 to patient service equipment. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.

     YEAR 2000 COMPLIANCE: As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application programs in the marketplace were designed to accommodate a two-digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). Consequently, the year 1999 could be the maximum date value that systems would be able to accurately process.

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

     Apria has not developed a formal contingency plan in the event that the modifications to its internal operating systems prove to be inadequate. Such inadequacies could result in system failure or miscalculations. This would cause disruptions to normal business processes including, among other things, the temporary inability to process transactions and generate billings. If such a disruption continued for an extended period, it could have a material adverse effect on the results of operations, cash flow and financial condition of Apria.

     Apria is currently in the process of assessing and addressing any potential issues with its ancillary software packages that perform less-critical functions and any other electronic mechanisms that could have date-sensitive microprocessors.

     External risks. Apria depends on electronic interfaces with many of its business partners to conduct many of its day-to-day functions. Such functions include payments to and from suppliers and payors, transfer of funds between Apria's banks, and electronic billing and supply ordering. Apria has been in contact with its more critical business partners to obtain assurance of their year 2000-readiness and is currently in the process of scheduling live tests with the regional Medicare carriers responsible for processing approximately one-fourth of Apria's reimbursements. As a contingency, in the event of failure on the part of an external agent, the exchange of data and payments can continue via paper documents and more traditional methods. Further, Apria has revised contracts with certain of its managed care payors to include remedies should the payors fail to reimburse the company on a timely basis due to their own year 2000 problems.

     Another area of potential risk is with certain patient service equipment items that have microprocessors with date functionality that could malfunction in the year 2000. Although Apria has found that the majority of such microprocessors include duration time clocks and not date time clocks, management has initiated formal communications with its suppliers to obtain assurance that the equipment they supply is year 2000-compliant. To date, Apria has received year 2000-compliance certification letters from substantially all of its primary vendors and approximately 59% of the entire set of vendors from which it requested such assurance.

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

     OTHER: Apria's management believes that cash provided by operations together with cash invested in its money market account will be sufficient to finance its current operations for at least the next year or until the borrowing restriction described above is eliminated.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Apria currently utilizes no material derivative financial instruments that expose the company to significant market risk. However, Apria is subject to interest rate changes on its variable rate term loan under the company's bank credit agreement that may affect the fair value of that debt and cash flow and earnings. Based on the term debt outstanding at March 31, 1999 and the current market perception, a 50 basis point increase in the applicable interest rates would decrease Apria's annual cash flow and earnings by approximately $1.1 million. Conversely, a 50 basis point decrease in the applicable interest rates would increase annual cash flow and earnings by $1.1 million.

PART II - OTHER INFORMATION

ITEMS 1-5.  NOT APPLICABLE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits:

            Exhibit
            Number      Reference
            ------      ---------
            10.1        Third Amendment to Amended and Restated Credit Agreement
                        dated April 22, 1999, among Registrant and certain of its subsidiaries, Bank of America National Trust and Savings Association and other financial institutions party to the Credit Agreement.

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


                            APRIA HEALTHCARE GROUP INC.
                            ---------------------------
                                    Registrant



May 14, 1999                /s/  JOHN C. MANEY
                            -----------------------------------
                            John C. Maney
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer)