Form 10-Q
period 1999-06-30
APRIA HEALTHCARE GROUP INC
filed 1999-08-12
CIK 882289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1999

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

There were 52,030,894 shares of common stock, $.001 par value, outstanding at August 2, 1999.

                           APRIA HEALTHCARE GROUP INC.

                                    FORM 10-Q

                       For the period ended June 30, 1999






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


SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           APRIA HEALTHCARE GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                                                              June 30,  December 31,
                                                                1999       1998
                                                            ----------- ------------
                                                            (unaudited)
                                                             (dollars in thousands)
                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents ..............................   $  22,020    $  75,475
  Accounts receivable, less allowance for doubtful
    accounts of $40,767 and $35,564 at June 30, 1999
    and December 31, 1998, respectively ..................     142,930      132,028
  Inventories ............................................      18,564       16,617
  Prepaid expenses and other current assets ..............       6,888        4,917
                                                             ---------    ---------
          TOTAL CURRENT ASSETS ...........................     190,402      229,037

PATIENT SERVICE EQUIPMENT, less accumulated
  depreciation of $268,850 and $249,921 at June 30,
  1999 and December 31, 1998, respectively ...............     131,078      130,652
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ................      46,466       51,996
INTANGIBLE ASSETS, NET ...................................     102,310       84,365
OTHER ASSETS .............................................         489          548
                                                             ---------    ---------
                                                             $ 470,745    $ 496,598
                                                             =========    =========

            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable .......................................   $  51,897    $  51,252
  Accrued payroll and related taxes and benefits .........      30,676       25,455
  Accrued insurance ......................................      10,986       13,092
  Other accrued liabilities ..............................      45,911       49,870
  Current portion of long-term debt ......................      22,636       74,439
                                                             ---------    ---------
          TOTAL CURRENT LIABILITIES ......................     162,106      214,108

LONG-TERM DEBT ...........................................     404,687      414,147

COMMITMENTS AND CONTINGENCIES ............................           -            -

STOCKHOLDERS' DEFICIT Preferred stock, $.001 par
  value: 10,000,000 shares authorized; none issued .......           -            -
  Common stock, $.001 par value: 150,000,000 shares
    authorized; 51,978,368 and 51,785,263 shares
    issued and outstanding at June 30, 1999 and
    December 31, 1998, respectively ......................          52           52
  Additional paid-in capital .............................     328,146      325,903
  Retained deficit .......................................    (424,246)    (457,612)
                                                             ---------    ---------
                                                               (96,048)    (131,657)
                                                             ---------    ---------
                                                             $ 470,745    $ 496,598
                                                             =========    =========

                   See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                                  -------------------      -------------------
                                                    1999       1998          1999       1998
                                                  --------   --------      --------   --------
                                                  (dollars in thousands, except per share data)

Net revenues .................................   $ 232,040   $ 240,627    $ 460,334   $ 491,165
Costs and expenses:
   Cost of net revenues:
      Product and supply costs ...............      45,557      56,674       90,882     117,817
      Patient service equipment depreciation..      18,480      19,852       36,226      39,907
      Nursing services .......................         537         897        1,088       1,632
      Other ..................................       2,175       3,374        4,622       7,299
                                                 ---------   ---------    ---------   ---------
                                                    66,749      80,797      132,818     166,655
   Selling, distribution and administrative...     127,558     140,404      252,007     282,350
   Provision for doubtful accounts ...........       7,442      12,816       16,071      26,611
   Amortization of intangible assets .........       1,984       3,501        3,857       7,065
                                                 ---------   ---------    ---------   ---------
                                                   203,733     237,518      404,753     482,681
                                                 ---------   ---------    ---------   ---------
          OPERATING INCOME ...................      28,307       3,109       55,581       8,484
Interest expense, net ........................      10,503      11,565       21,815      23,047
                                                 ---------   ---------    ---------   ---------
          INCOME (LOSS) BEFORE TAXES .........      17,804      (8,456)      33,766     (14,563)
Income taxes .................................           -         500          400       1,000
                                                 ---------   ---------    ---------   ---------
          NET INCOME (LOSS) ..................   $  17,804   $  (8,956)   $  33,366   $ (15,563)
                                                 =========   =========    =========   =========



Basic income (loss) per common share .........   $    0.34   $   (0.17)   $    0.64   $   (0.30)
                                                 =========   =========    =========   =========
Diluted income (loss) per common share .......   $    0.33   $   (0.17)   $    0.63   $   (0.30)
                                                 =========   =========    =========   =========

                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                  --------------------
                                                                    1999        1998
                                                                  --------    --------
                                                                 (dollars in thousands)
OPERATING ACTIVITIES
Net income (loss) .............................................   $ 33,366    $(15,563)
Items included in net income (loss) not requiring
 (providing) cash:
   Provision for doubtful accounts ............................     16,071      26,611
   Provision for inventory and patient service
     equipment shortages/obsolescence .........................      2,341       5,091
   Depreciation ...............................................     45,909      54,728
   Amortization of intangible assets ..........................      3,857       7,065
   Amortization of deferred debt costs ........................      3,174         819
   Gain on disposition of assets ..............................       (107)       (118)
Changes in operating assets and liabilities, net
  of effects of acquisitions:
   (Increase) decrease in accounts receivable .................    (25,263)     18,314
   (Increase) decrease in inventories .........................     (3,522)        672
   (Increase) decrease in prepaids and other assets ...........       (186)      7,195
   Decrease in accounts payable ...............................     (2,975)     (4,510)
   Increase (decrease) in accrued payroll and
     other liabilities ........................................        705      (7,068)
Net purchases of patient service equipment, net
  of effects of acquisitions ..................................    (34,003)    (17,878)
                                                                  --------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ...........     39,367      75,358

INVESTING ACTIVITIES
   Purchases of property, equipment and improvements,
     net of effects of acquisitions ...........................     (4,069)    (10,727)
   Proceeds from disposition of assets ........................        276         149
   Acquisitions and payments of contingent
     consideration ............................................    (25,110)     (1,722)
                                                                  --------    --------
          NET CASH USED IN INVESTING ACTIVITIES ...............    (28,903)    (12,300)

FINANCING ACTIVITIES
   Payments on term loan ......................................    (60,938)          -
   Payments on other long-term debt ...........................     (3,350)     (4,807)
   Capitalized debt costs, net ................................     (1,811)     (1,442)
   Issuances of common stock ..................................      2,180       1,586
                                                                  --------    --------
          NET CASH USED IN FINANCING ACTIVITIES ...............    (63,919)     (4,663)
                                                                  --------    --------

NET (DECREASE) INCREASE IN CASH ...............................    (53,455)     58,395
Cash and cash equivalents at beginning of period ..............     75,475      16,317
                                                                  --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................   $ 22,020    $ 74,712
                                                                  ========    ========

                See notes to consolidated financial statements

                           APRIA HEALTHCARE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Apria Healthcare Group Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in Apria's 1998 Form 10-K.

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

Apria establishes allowances for revenue adjustments which are normally identified and recorded at the point of cash application or upon account review. Revenue adjustments result from differences between estimated and actual reimbursement amounts, failure to obtain authorizations acceptable to the payor or other specified billing documentation, changes in coverage or payor and other reasons unrelated to credit risk. The allowance for revenue adjustments is deducted directly from gross accounts receivable. Management also establishes allowances for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

Management performs various analyses to estimate the revenue adjustment allowance and the allowance for doubtful accounts. Specifically, management considers historical realization data, accounts receivable aging trends, operating statistics and relevant business conditions. Apria periodically refines its procedures for estimating the allowances for revenue adjustments and doubtful accounts based on experience with the estimation process and changes in circumstances. The company's policy is to reserve 100% of all receivables aged over 360 days. This policy is in addition to reserves provided on receivables aged less than 360 days and to amounts accrued for specific payors. Because of continuing changes in the healthcare industry and third-party reimbursement, it is reasonably possible that management's estimates of net collectible revenues could change in the near term, which could have a favorable or unfavorable impact on operations and cash flows.

NOTE D - BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statement of operations from the date of acquisition. Acquisitions that closed during the six-month period ended June 30, 1999 resulted in cash payments of $25,110,000. Of that amount, approximately $21,800,000 was allocated to intangible assets. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.

NOTE E - LONG-TERM DEBT

Apria's credit agreement with Bank of America and a syndicate of banks was amended and restated for the third time in April of 1999. The agreement was amended to remove the requirement that the company issue $50,000,000 in senior subordinated notes or senior subordinated convertible debentures by April 23, 1999. In connection with this amendment, the company made a required $50,000,000 repayment of the term loan. The agreement was also amended to remove the requirement that the company maintain minimum cash balances of $35,000,000 through the consummation of the debt offering.

NOTE F - EQUITY

The change in stockholders' equity, other than from net income, resulted primarily from the exercise of stock options. For the six-month period ended
June 30, 1999, proceeds from the exercise of stock options amounted to $2,180,000.

NOTE G - INCOME TAXES

Current year income tax expense includes federal and state tax amounts payable on a basis other than or in addition to taxable income.

At December 31, 1998, Apria's federal net operating loss carryforwards ("NOLs") approximated $380,000,000, expiring in varying amounts in the years 2003 through 2013. Additionally, the company has various state operating loss carryforwards which began to expire in 1997. As a result of an ownership change in 1992 which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of Apria's federal and state NOLs may expire unused. At December 31, 1998, the company's net deferred tax asset had been reduced to zero by a valuation allowance. In 1999, NOLs are being realized to the extent of the company's taxable income.

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

NOTE I - PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

                                                       Three Months Ended      Six Months Ended
                                                            June 30,                June 30,
                                                      --------------------   --------------------
                                                        1999        1998      1999         1998
                                                      --------    --------   --------    --------
                                                         (in thousands, except per share data)

Numerator:
  Net income (loss) ................................   $ 17,804   $ (8,956)   $ 33,366   $(15,563)
  Numerator for basic per share amounts - income
   (loss) available to common stockholders .........   $ 17,804   $ (8,956)   $ 33,366   $(15,563)

  Numerator for diluted per share amounts - income
   (loss) available to common stockholders .........   $ 17,804   $ (8,956)   $ 33,366   $(15,563)


Denominator:
  Denominator for basic per share
    amounts - weighted average shares ..............     51,896     51,731      51,846     51,693

  Effect of dilutive securities:
    Employee stock options .........................      2,013          -       1,440          -
                                                       --------   --------    --------   --------
    Dilutive potential common shares ...............      2,013          -       1,440          -
                                                       --------   --------    --------   --------
  Denominator for diluted per share amounts -
    adjusted weighted average shares ...............     53,909     51,731      53,286     51,693
                                                       ========   ========    ========   ========

Basic income (loss) per common share ...............   $   0.34   $  (0.17)   $   0.64   $  (0.30)
                                                       ========   ========    ========   ========
Diluted income (loss) per common share .............   $   0.33   $  (0.17)   $   0.63   $  (0.30)
                                                       ========   ========    ========   ========

Employee stock options excluded from the computation of diluted per share amounts:

    Exercise price exceeds average market
      price of common stock ........................        877      3,786       1,261      2,933
    Other ..........................................          -         57           -        106
                                                       --------   --------    --------   --------
                                                            877      3,843       1,261      3,039
                                                       ========   ========    ========   ========

Average exercise price per share that exceeds
  average market price of common stock .............   $  20.85   $  14.72    $  19.34   $  16.37
                                                       ========   ========    ========   ========

Due to the net loss reported for the three and six months ended June 30, 1998, the impact of employee stock options is antidilutive. There is no difference between basic and diluted per share amounts.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Apria's business is subject to a number of risks, some of which are beyond the company's control. The company has described certain of those risks in its Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission on April 5, 1999. This report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important risk factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. These risks include whether Apria will be able to resolve issues pertaining to management stability and recruiting, the collectibility of its accounts receivable, the cost of and the company's ability to implement its reorganization plan, Apria's ability to service its debt, healthcare reform and the effect of federal and state healthcare regulations, the ongoing government investigations regarding patients covered by Medicare and other federal programs, pricing pressures from large payors and changes in governmental reimbursement levels, the effectiveness of Apria's information systems and controls, including its ability to resolve any remaining year 2000 compliance issues, the highly competitive market, recent losses, and Apria's high leverage and restrictions on its borrowing capacity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     NET REVENUES: Apria had net revenues of $232 million for the second quarter of 1999, compared to $240.6 million for the second quarter of 1998. For the six months ended June 30, 1999, net revenues were $460.3 million compared to $491.2 million for the same period last year. The decline in revenues is attributable to (1) the recent exit from the infusion therapy service line in certain geographic markets, (2) the 5% reduction in Medicare reimbursement rates in 1999 for home oxygen therapy, and (3) the exit from contractual arrangements that were not meeting minimum profitability standards. The variances between the second quarter and six-month periods ended June 30, 1999 and the same periods of 1998 attributable to the exit from the infusion business in selected markets are approximately $12.9 million and $25.6 million, respectively. The provisions of the Balanced Budget Act of 1997 mandated a 5% reduction in reimbursement rates for home oxygen therapy, effective January 1, 1999, which decreased second quarter and year-to-date revenues by approximately $2.5 million and $5 million, respectively. Additionally, starting in late 1997 and continuing into 1998, Apria performed a comprehensive review of its managed care contracts and renegotiated or terminated those not meeting profitability standards. An unfavorable consequence of the infusion therapy exit and the termination of the low-margin managed care contracts was the unquantifiable loss of related business that Apria would have preferred to retain.

     The table  below  sets  forth a summary of net  revenues  by service  line.
Revenues  from  respiratory  therapy  increased  as a percent of sales,  despite
Medicare reimbursement reductions, due to a sales focus on the respiratory business. The year-to-date decrease in infusion therapy revenues is largely explained by the exit of this business in selected areas as described above. The infusion line was also impacted by the termination of low-margin contracts. The decrease in the HME/other line was primarily attributable to the contract review process and, to a lesser extent, decreases in the medical supply and nursing lines which Apria began exiting in late 1997.

                                                 Six Months Ended June 30,
                                     -------------------------------------------------
                                            1999                           1998
                                     -------------------           -------------------
                                         $           %                 $           %
                                     --------     ------           --------     ------
                                                   (dollars in thousands)

     Respiratory therapy........     $292,709      63.6%           $284,213      57.9%
     Infusion therapy...........       86,836      18.9%            114,313      23.2%
     HME/other..................       80,789      17.5%             92,639      18.9%
                                     --------     ------           --------     ------
          Total net revenues         $460,334     100.0%           $491,165     100.0%
                                     ========     ======           ========     ======

     Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required in recording net revenues. Inherent in these estimates is the risk that they will have to be revised or updated, and the changes recorded in subsequent periods, as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and uncertainty of reimbursement amounts for certain services and/or from certain payors result in adjustments to billed amounts. Such adjustments are fairly common and are typically identified and recorded at the point of cash application, claim denial or upon account review. Examples of revenue adjustments include subsequent changes to estimated revenue amounts or denials for services not covered due to changes in the patient's coverage; failure to obtain written confirmation of authorization or other necessary documentation subsequent to service delivery; and differences in contract prices due to complex contract terms or a biller's lack of familiarity with a contract or payor.

     GROSS PROFIT: Gross margins for the second quarter and the six months ended June 30, 1999 were 71.2% and 71.1%, respectively, compared to 66.4% and 66.1% for the same periods last year. The improvement is largely attributable to the exit from low-profit service lines and contracts and better pricing negotiated for inventory, patient service equipment and related goods. Improvements in gross margin are slightly offset by increased patient service equipment depreciation resulting from an increase in purchases necessitated by the implementation of a new utilization model and a recently-signed national contract.

     Gross margins for the six months ended June 30, 1999 for respiratory therapy, infusion therapy and home medical equipment/other were 78.4%, 60.0% and 57.0%, respectively.

     SELLING, DISTRIBUTION AND ADMINISTRATIVE: Selling, distribution and administrative expenses as a percentage of net revenues were 55.0% and 54.7% for the second quarter and first half of 1999, respectively, compared with 58.4% and 57.5% for the same periods last year. On a dollar basis, selling, distribution and administrative expenses decreased by $12.8 million and $30.3 million between the comparable three- and six-month periods, respectively. Labor expense reductions are the primary component of the decrease. Early in 1998, Apria reduced its workforce in response to the 25% Medicare reimbursement reductions and the financial results did not yet reflect the full savings of that labor reduction effort. Since then, Apria has continued to reduce staffing levels, particularly in the functional area of reimbursement, an area that experienced significant staffing increases during the period of billing and collection difficulties arising from the 1995 Abbey/Homedco merger. During the second half of 1998, Apria also effected significant labor reductions at its corporate headquarters and reduced staff in conjunction with the exit of selected infusion therapy businesses.

     Depreciation expense decreased by $2.6 million and $5.1 million for the second quarter and six months ended June 30, 1999, as compared to the same periods last year. The decrease is attributable to the impairment of computer hardware and software recognized in the third quarter of 1998 and reductions in capital expenditures in the latter half of 1998 and early 1999.

     PROVISION FOR DOUBTFUL ACCOUNTS: The provision for doubtful accounts, as a percentage of net revenues, was 3.2% and 3.5% for the quarter and six-month periods ended June 30, 1999, respectively, as compared to 5.3% and 5.4% for the same periods in the prior year. On a dollar basis, the provision decreased $5.4 million and $10.5 million over the three- and six-month periods ended June 30, 1999. The decrease in the provision rate is largely due to an improvement in the aging of accounts receivable as demonstrated by a decrease in accounts aged in excess of 180 days from 30.9% of total accounts receivable at June 30, 1998 to 22.1% at June 30, 1999. Additionally, days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) decreased to 55 days at June 30, 1999, from 79 days at June 30, 1998.

     During  the  second  half  of  1998,   management   reviewed  the  historic
performance and collectibility of Apria's accounts receivable portfolio. Management considered the continued high level of bad debt write-offs and reviewed its existing policies and procedures for estimating the collectibility of its accounts receivable. As a result of this review, management decided to change the collection policy and formally shifted the focus of the collection function to the more current balances and is assigning the older accounts to outside collection agencies. Management believes this concentration on more current balances will limit the amount of receivables that age beyond 180 days. Consequently, the accounts that do age beyond 180 days are likely to be more difficult to collect. The company's policy is to reserve 100% of all receivables aged over 360 days. This policy is in addition to reserves provided on receivables aged less than 360 days and to amounts accrued for specific payors.

     AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets was $2 million and $3.9 million for the second quarter and first six months of 1999, respectively, as compared to $3.5 million and $7.1 million for the same periods in the prior year. The decrease is the result of the impairment and write-off of $76.2 million of intangible assets in the third quarter of 1998 and, to a lesser extent, the expiration of certain non-compete covenants. The decrease was slightly offset by amortization expense recorded in conjunction with a number of business acquisitions consummated during the first half of 1999.

     INTEREST EXPENSE: Interest expense was $10.5 million and $21.8 million for the three- and six-month periods ended June 30, 1999, respectively, compared to $11.6 million and $23 million for the same periods in 1998. Although there was a 21% reduction in the average long-term debt balance between the two periods, Apria is now incurring interest on its bank loans at higher rates as a result of its November 1998 amended and restated credit agreement

     INCOME TAXES: Income taxes were $400,000 for the first six months of 1999 versus $1 million for the same period last year. The recorded amounts for both periods include federal and state taxes payable on a basis other than or in addition to taxable income. At December 31, 1998, Apria's federal net operating loss carryforwards ("NOLs") approximated $380 million, expiring in varying amounts in the years 2003 through 2013. Additionally, the company has various state operating loss carryforwards which began to expire in 1997. As a result of an ownership change in 1992 which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5 million per year. Because of the annual limitation, approximately $57 million of each of Apria's federal and state NOLs may expire unused. At December 31, 1998, the company's net deferred tax asset had been reduced to zero by a valuation allowance. In 1999, NOLs are being realized to the extent of the company's taxable income.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     OPERATING CASH FLOW: Cash provided by operating activities was $39.4 million for the six-month period ended June 30, 1999, compared to $75.4 million for the same period in 1998. The higher net income in the 1999 period was offset by an increase in accounts receivable, as compared to a decrease last year, an increase in patient service equipment purchases and an increase in the number of payroll days accrued compared to the same period last year. During early 1998, receivables were being reduced by cash received on Medicare billings at reimbursement rates existing prior to the 25% reimbursement reduction while being increased by billings that reflect the reduced reimbursement rates. Patient service equipment purchases increased during the first half of 1999, primarily to support the growing respiratory therapy patient base.

     ACCOUNTS RECEIVABLE: Accounts receivable, before allowance for doubtful accounts, increased to $183.7 million at June 30, 1999 from $167.6 million at December 31, 1998. The increase is largely attributable to a trend of increasing net revenues which began in the third quarter of 1998. Consequently, days sales outstanding at June 30, 1999 has increased slightly to 55 days from 53 days at December 31, 1998.

     During the last three fiscal years, results of operations have been adversely impacted by high levels of accounts receivable write-offs. Initially caused by the disruptive effects of system conversions and branch consolidations, the high level of accounts receivable write-offs were largely due to billing problems such as untimely billing, improper and/or untimely preparation of, and deficiencies in, reimbursement documentation, problems with the billing systems and the high concentration of managed care payors from whom it has been difficult to collect.

     Also during the last three years, management has instituted a number of measures in response to these problems. During 1998, management reorganized its field operations to create a separate "revenue management" organization which encompasses the functions of order-taking, patient qualification, documentation coordination, timely filing and prompt follow-up. The revenue management organization reports directly to corporate headquarters and specifically to an Executive Vice President. The new organization structure was intended to facilitate improved communications and accountability. In conjunction with the reorganization, processes and procedures were reviewed to identify additional opportunities for improvement. As a result, personnel were placed in quality assurance positions to help ensure that products and services were more accurately and timely billed and responsibilities were consolidated to allow specifically qualified personnel to support, direct and train the revenue management staff. Task forces were formed to visit the billing centers to ensure compliance with policies and standard procedures. Software enhancements to simplify the order-intake process were introduced and the billing and accounts receivable modules are being modified to improve their functionality. Although management has been proactive in addressing the issues leading to the high level of accounts receivable write-offs recognized in recent periods, there can be no assurance that the collectibility of Apria's recorded accounts receivable will continue to improve in the near future.

     Included in accounts receivable are earned but unbilled receivables of $22.9 million and $25.3 million at June 30, 1999 and December 31, 1998, respectively. Delays in billings can occur, from a few days to several weeks or more, from the date of service due to delays in obtaining certain required payor-specific documentation from internal and external sources. Such documentation would include internal records of proof-of-service and written authorizations from physicians and other referral sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility.

     LONG-TERM DEBT: Apria's credit agreement with Bank of America and a syndicate of banks was amended and restated for the third time in April of 1999. The agreement was amended to remove the requirement that the company issue $50 million in senior subordinated notes or senior subordinated convertible debentures by April 23, 1999. In connection with this amendment, the company made a required $50 million repayment of the term loan. The agreement was also amended to remove the requirement that the company maintain minimum cash balances of $35 million through the consummation of the debt offering.

     At June 30, 1999, total borrowings under the credit agreement were $227.1 million, outstanding letters of credit totaled $10 million and credit available under the revolving facility was $20 million (subject to a temporary borrowing restriction under the indenture governing Apria's $200 million 9 1/2% senior subordinated notes).

     BUSINESS COMBINATIONS: Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statement of operations from the date of acquisition. Acquisitions that closed during the six-month period ended June 30, 1999 resulted in cash payments of approximately $25.1 million. Of that amount, approximately $21.8 million was allocated to intangible assets. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.

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

     Internal operating systems. Beginning in late 1997, Apria conducted a comprehensive review of its operating and field information systems, including an assessment of the nature and potential extent of the impact of the year 2000 issue. As a result, Apria began the modification process of its software in order for its computer systems to function properly in the year 2000 and thereafter. Apria utilized internal resources to reprogram and test the software for the necessary year 2000 modifications. Apria's systems also underwent two external assessments of the year 2000 issue and received a "low" risk rating. The modification and testing were completed on schedule and management now considers its operating and field information systems year 2000-compliant. To further ensure a smooth transition into the year 2000, management has formed a special team to address any related problems that may arise and will, among other measures, suspend software updates between November 1999 and January 2000.

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

     External risks. Apria depends on electronic interfaces with numerous business partners to conduct many of its day-to-day functions. Such functions include payments to and from suppliers and payors, the transfer of funds between Apria's banks, and electronic billing and supply ordering. Apria has been working closely with its more critical business partners to obtain assurance of their year 2000-readiness. Of the four Medicare carriers responsible for processing approximately one-fourth of Apria's total reimbursements, two have successfully completed live tests with the company and testing on the remaining two is in the planning stage. As a contingency, in the event of failure on the part of an external agent, the exchange of data and payments can continue via paper documents and more traditional methods. Further, Apria has revised contracts with certain of its managed care payors to include remedies should the payors fail to reimburse the company on a timely basis due to their own year 2000 problems.

     Another area of potential risk is with certain patient service equipment items that have microprocessors with date functionality that could malfunction in the year 2000. Although Apria has found that the majority of such microprocessors include duration time clocks and not date time clocks, management has initiated formal communications with its suppliers to obtain assurance that the equipment they supply is year 2000-compliant. To date, Apria has received year 2000-compliance certification letters from substantially all of its primary vendors and approximately 77% of the entire set of vendors from which it requested such assurance.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Apria currently utilizes no material derivative financial instruments that expose the company to significant market risk. However, Apria is subject to interest rate changes on its variable rate term loan under the company's bank credit agreement that may affect the fair value of that debt and cash flow and earnings. Based on the term debt outstanding at June 30, 1999 and the current market perception, a 50 basis point increase in the applicable interest rates would decrease Apria's annual cash flow and earnings by approximately $1.2 million. Conversely, a 50 basis point decrease in the applicable interest rates would increase annual cash flow and earnings by $1.2 million.

                           PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

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

               Two similar class actions were filed during July, 1998 in the Superior Court for the State of California for the County of Orange:
          Schall v. Apria Healthcare Group Inc., et al. (Case No. 797060) and Thompson v. Apria Healthcare Group Inc., et al. (Case No. 797580). These two actions were consolidated by a court order dated October 22, 1998 (Master Case No. 797060). On June 14, 1999, the plaintiffs filed a Consolidated Amended Class Action Complaint asserting claims founded on state law and on Sections 11 and 12(2) of the 1933 Securities Act.

               Apria believes that it has meritorious defenses to the plaintiffs' claims, and it intends to vigorously defend itself in both the federal and state cases. In the opinion of Apria's management, the ultimate disposition of these class actions will not have a material adverse effect on the company's results of operations or financial condition.

               Apria has received a number of subpoenas and document requests from U.S. Attorneys' offices and from the U.S. Department of Health and Human Services. The subpoenas and requests generally ask for documents, including patient files, billing records and agreements with customers, related to the company's patients whose healthcare costs are paid by Medicare and other federal programs. On July 8, 1999, Apria announced that the company had received notification that the U. S. Attorney's office in Sacramento has closed its criminal investigation file relating to eight subpoenas that had been issued by that office. Apria is continuing to cooperate with the government's document requests and has substantially completed responding to the subpoenas issued by the U.S. Attorneys' offices.

               Apria has acknowledged that there may be errors and omissions in supporting documentation affecting a portion of its billings. If the
          U. S. Department of Justice were to conclude that such errors and omissions constituted criminal violations, or were to conclude that such errors and omissions resulted in the submission of false claims to federal healthcare programs, Apria could face criminal charges and/or civil claims, administrative sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including exclusion of Apria from participation in federal healthcare programs. Such amounts could include claims for treble damages and penalties of up to $10,000 per false claim submitted by Apria to a federal healthcare program. It is Apria's position that the assertion of criminal charges or the assertion of any such claims would be unwarranted. If any such charges or claims were asserted, Apria believes that it would be in a position to assert numerous defenses. However, no assurance can be provided as to the outcome of any such possible proceedings.

               Presently, Apria is unaware of what claims or proceedings, if any, the government may be contemplating with respect to these investigations.

               Apria was named as a defendant in a qui tam lawsuit filed in January 1998 in the U.S. District Court for the Northern District of Georgia, Atlanta Division, Corsello v. Lincare, Inc., et al. (Case No. 1:98-CV-O204-ODE). Apria was never served with the Complaint. On July 14, 1999, the plaintiff filed an Amended Complaint that does not include Apria among the defendants.

               Apria is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Apria has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by Apria upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the company's results of operations or financial condition.


ITEMS 2-5.     NOT APPLICABLE

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits:

               Exhibit
               Number   Reference
               -------  ---------

               3.1 Certificate of Amendment of Certificate of Incorporation of Apria Healthcare Group Inc.

               4.1 Amendment No.2 to the Rights Agreement dated as of April 20, 1999, by and between Apria Healthcare Group Inc. and Norwest Bank Minnesota, N.A. Incorporated by reference to the Registrant's Form 8-A/A, filed on April 21, 1999.

               4.2 Amendment No.3 to the Rights Agreement dated as of May 17, 1999, by and between Apria Healthcare Group Inc. and Norwest Bank Minnesota, N.A. Incorporated by reference to the Registrant's Form 8-A/A, filed on May 19, 1999.

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


                            APRIA HEALTHCARE GROUP INC.
                            ---------------------------
                                    Registrant



August 12, 1999             /s/  JOHN C. MANEY
                            ----------------------------------------------------
                            John C. Maney
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer)