Form 10-Q
period 1999-09-30
APRIA HEALTHCARE GROUP INC
filed 1999-11-12
CIK 882289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1999

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

There were 52,042,134 shares of common stock, $.001 par value, outstanding at November 1, 1999.

                           APRIA HEALTHCARE GROUP INC.

                                    FORM 10-Q

                     For the period ended September 30, 1999






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


PART II. OTHER INFORMATION
--------------------------

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults Upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security
                  Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           APRIA HEALTHCARE GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                                                            September 30,   December 31,
                                                                1999            1998
                                                            ------------    ------------
                                                            (unaudited)
                                                                (dollars in thousands)
                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..............................   $  36,594       $  75,475
  Accounts receivable, less allowance for doubtful
    accounts of $43,667 and $35,564 at September 30,
    1999 and December 31, 1998, respectively .............     144,005         132,028
  Inventories ............................................      17,682          16,617
  Prepaid expenses and other current assets ..............       7,716           4,917
                                                             ---------       ---------
          TOTAL CURRENT ASSETS ...........................     205,997         229,037

PATIENT SERVICE EQUIPMENT, less accumulated
  depreciation of $277,959 and $249,921 at September 30,
  1999 and December 31, 1998, respectively ...............     125,842         130,652
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ................      43,877          51,996
INTANGIBLE ASSETS, NET ...................................     105,108          84,365
OTHER ASSETS .............................................         466             548
                                                             ---------       ---------
                                                             $ 481,290       $ 496,598
                                                             =========       =========


           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable .......................................   $  44,873       $  42,614
  Accrued payroll and related taxes and benefits .........      27,164          25,455
  Accrued insurance ......................................      10,717          13,092
  Other accrued liabilities ..............................      52,578          58,508
  Current portion of long-term debt ......................      23,470          74,439
                                                             ---------       ---------
          TOTAL CURRENT LIABILITIES ......................     158,802         214,108

LONG-TERM DEBT ...........................................     399,157         414,147

COMMITMENTS AND CONTINGENCIES ............................           -               -

STOCKHOLDERS' DEFICIT Preferred stock, $.001 par
  value: 10,000,000 shares authorized; none issued .......           -               -
  Common stock, $.001 par value: 150,000,000 shares
    authorized; 52,041,294 and 51,785,263 shares
    issued and outstanding at September 30, 1999
    and December 31, 1998, respectively ..................          52              52
  Additional paid-in capital .............................     328,630         325,903
  Retained deficit .......................................    (405,351)       (457,612)
                                                             ---------       ---------
                                                               (76,669)       (131,657)
                                                             ---------       ---------
                                                             $ 481,290       $ 496,598
                                                             =========       =========

                 See notes to consolidated financial statements.

                                            APRIA HEALTHCARE GROUP INC.

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                          ---------------------       ----------------------
                                                            1999         1998           1999          1998
                                                          --------     --------       --------      --------
                                                            (dollars in thousands, except per share data)

Net revenues .....................................       $ 237,367    $ 219,367       $ 697,701    $ 710,532
Costs and expenses:
   Cost of net revenues:
      Product and supply costs ...................          45,383       74,251         136,265      192,068
      Patient service equipment depreciation .....          18,455       19,126          54,681       59,033
      Nursing services ...........................             500          605           1,588        2,238
      Other ......................................           2,268        3,014           6,890       10,312
                                                         ---------    ---------       ---------    ---------
                                                            66,606       96,996         199,424      263,651
   Selling, distribution and administrative ......         129,970      164,016         381,977      446,366
   Provision for doubtful accounts ...............           9,305       36,860          25,376       63,471
   Amortization of intangible assets .............           2,101        3,463           5,958       10,528
   Impairment of intangible assets ...............               -       76,223               -       76,223
   Impairment of long-lived assets and
     internally-developed software ...............               -       22,187               -       22,187
                                                         ---------    ---------       ---------    ---------
                                                           207,982      399,745         612,735      882,426
                                                         ---------    ---------       ---------    ---------
          OPERATING INCOME (LOSS) ................          29,385     (180,378)         84,966     (171,894)
Interest expense, net ............................          10,490       12,823          32,305       35,870
                                                         ---------    ---------       ---------    ---------
          INCOME (LOSS) BEFORE TAXES .............          18,895     (193,201)         52,661     (207,764)
Income taxes .....................................               -        1,500             400        2,500
                                                         ---------    ---------       ---------    ---------
          NET INCOME (LOSS) ......................       $  18,895    $(194,701)      $  52,261    $(210,264)
                                                         =========    =========       =========    =========




Basic income (loss) per common share .............       $    0.36    $   (3.76)      $    1.01    $   (4.07)
                                                         =========    =========       =========    =========

Diluted income (loss) per common share ...........       $    0.35    $   (3.76)      $    0.98    $   (4.07)
                                                         =========    =========       =========    =========

                 See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                            Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                            1999         1998
                                                          --------     --------
                                                          (dollars in thousands)
OPERATING ACTIVITIES
Net income (loss) ....................................   $  52,261    $(210,264)
Items included in net income (loss) not requiring
 (providing) cash:
   Provision for doubtful accounts ...................      25,376       63,471
   Provision for revenue adjustments .................           -       14,642
   Provision for inventory and patient service
     equipment shortages/obsolescence ................       3,968       22,563
   Depreciation ......................................      69,133       81,291
   Amortization of intangible assets .................       5,958       10,528
   Amortization of deferred debt costs ...............       3,794        1,256
   Impairment of intangible assets ...................           -       76,223
   Impairment of long-lived assets and
     internally-developed software ...................           -       22,187
   (Gain) loss on disposition of assets ..............      (1,742)       3,628
Changes in operating assets and liabilities,
  net of effects of acquisitions:
   (Increase) decrease in accounts receivable ........     (35,152)      23,943
   (Increase) decrease in inventories ................      (4,054)         807
   (Increase) decrease in prepaids and other assets ..        (971)       7,088
   Decrease in accounts payable ......................      (1,360)      (3,136)
   (Decrease) increase in accrued payroll and
     other liabilities ...............................      (4,965)      12,849
Net purchases of patient service equipment, net
  of effects of acquisitions .........................     (48,647)     (26,931)
                                                         ---------    ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ..      63,599      100,145

INVESTING ACTIVITIES
   Purchases of property, equipment and improvements,
     net of effects of acquisitions ..................      (6,191)     (12,005)
   Proceeds from disposition of assets ...............       1,007          200
   Acquisitions and payments of contingent
     consideration ...................................     (28,524)      (2,348)
                                                         ---------    ---------
          NET CASH USED IN INVESTING ACTIVITIES ......     (33,708)     (14,153)

FINANCING ACTIVITIES
   Payments on term loan .............................     (64,938)           -
   Payments on other long-term debt ..................      (4,666)      (6,803)
   Capitalized debt costs, net .......................      (1,811)      (1,467)
   Issuances of common stock .........................       2,643        1,647
                                                         ---------    ---------
          NET CASH USED IN FINANCING ACTIVITIES ......     (68,772)      (6,623)
                                                         ---------    ---------

NET (DECREASE) INCREASE IN CASH ......................     (38,881)      79,369
Cash and cash equivalents at beginning of period .....      75,475       16,317
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........   $  36,594    $  95,686
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


NOTE B - RECLASSIFICATIONS AND USE OF ACCOUNTING ESTIMATES

Reclassifications: Certain amounts from prior periods have been reclassified to conform to the current period presentation.

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

Apria establishes allowances for revenue adjustments that are normally identified and recorded at the point of cash application or upon account review. Revenue adjustments result from differences between estimated and actual reimbursement amounts, failure to obtain authorizations acceptable to the payor or other specified billing documentation, changes in coverage or payor and other reasons unrelated to credit risk. The allowance for revenue adjustments is deducted directly from gross accounts receivable. Management also establishes allowances for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

Management performs various analyses to estimate the revenue adjustment allowance and the allowance for doubtful accounts. Specifically, management considers historical realization data, accounts receivable aging trends, operating statistics and relevant business conditions. Apria periodically refines its procedures for estimating the allowances for revenue adjustments and doubtful accounts based on experience with the estimation process and changes in circumstances. Apria's policy is to reserve 100% of all receivables aged over 360 days. This policy is in addition to reserves provided on receivables aged less than 360 days and to amounts provided for specific payors. Because of continuing changes in the healthcare industry and third-party reimbursement, it is reasonably possible that management's estimates of net collectible revenues could change in the near term, which could have a favorable or unfavorable impact on operations and cash flows.


NOTE D - BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statement of operations from the date of acquisition. Acquisitions that closed during the nine-month period ended September 30, 1999 resulted in cash payments of $28,399,000. Of that amount, approximately $26,701,000 was allocated to intangible assets. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.


NOTE E - LONG-TERM DEBT

Apria's credit agreement with Bank of America and a syndicate of banks was amended and restated in April and October of 1999. The agreement was amended in April to remove the requirement that Apria issue $50,000,000 in senior subordinated convertible debentures by April 23, 1999 and the requirement that the company maintain minimum cash balances of $35,000,000 through the consummation of the debt offering. In connection with this amendment, Apria made a required $50,000,000 repayment of the term loan. The October amendment permits acquisitions with an aggregate purchase price of up to $125,000,000 through the maturity date of the agreement. This most recent amendment also provides the company with the ability to repurchase up to $50,000,000 of its common stock through the credit agreement maturity date, subject to annual limitations and compliance with Apria's other debt instruments.

Under the indenture governing Apria's $200,000,000 9 1/2% senior subordinated notes, Apria must satisfy a 3.0 to 1.0 fixed charge coverage ratio test, on a pro forma basis, in order to incur most types of additional indebtedness. Effective with the operating results for the period ended September 30, 1999, Apria's fixed charge coverage ratio exceeds the required minimum for the first time since March 1997.

At  September  30,  1999,  total  borrowings  under the  credit  agreement  were
$223,062,000, outstanding letters of credit totaled $9,806,000 and credit available under the revolving facility was $20,194,000. On October 6, 1999 outstanding letters of credit were reduced to $3,800,000. Accordingly, $26,200,000 is currently available for borrowing under the revolving credit facility.


NOTE F - EQUITY

The change in stockholders' deficit, other than from net income, resulted primarily from the exercise of stock options. For the nine-month period ended September 30, 1999, proceeds from the exercise of stock options amounted to $2,643,000.


NOTE G - INCOME TAXES

Current year income tax expense includes federal and state tax amounts payable on a basis other than or in addition to taxable income.

At December 31, 1998, Apria's federal net operating loss carryforwards ("NOLs") approximated $344,000,000, expiring in varying amounts in the years 2003 through 2013. Additionally, Apria has various state operating loss carryforwards which began to expire in 1997. As a result of an ownership change in 1992 which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of Apria's federal and state NOLs may expire unused. At December 31, 1998, Apria's net deferred tax asset had been reduced to zero by a valuation allowance. In 1999, NOLs are being realized to the extent of Apria's taxable income.

NOTE H - COMMITMENTS AND CONTINGENCIES

Apria is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which is not determinable at this time. In the opinion of management, any liability that might be incurred by Apria upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the company's consolidated results of operations and financial position. Apria provides for losses related to matters when such losses are considered probable and capable of reasonable estimation. No provision for losses is made in respect of claims which do not meet such requirements.


NOTE I - PER SHARE AMOUNTS

The following  table sets forth the  computation  of basic and diluted per share amounts:
                                                       Three Months Ended        Nine Months Ended
                                                         September 30,             September 30,
                                                     ----------------------    ---------------------
                                                        1999        1998          1999       1998
                                                      --------    --------      --------   --------
                                                          (in thousands, except per share data)
Numerator:
  Net income (loss) ..............................   $  18,895   $(194,701)    $  52,261   $(210,264)
  Numerator for basic per share amounts - income
    (loss) available to common stockholders ......   $  18,895   $(194,701)    $  52,261   $(210,264)

  Numerator for diluted per share amounts - income
    (loss) available to common stockholders ......   $  18,895   $(194,701)    $  52,261   $(210,264)


Denominator:
  Denominator for basic per share
    amounts - weighted average shares ............      52,024      51,765        51,905      51,717

  Effect of dilutive securities:
    Employee stock options .......................       1,866           -         1,583           -
                                                     ---------   ---------     ---------   ---------
    Dilutive potential common shares .............       1,866           -         1,583           -
                                                     ---------   ---------     ---------   ---------
  Denominator for diluted per share amounts -
    adjusted weighted average shares .............      53,890      51,765        53,488      51,717
                                                     =========   =========     =========   =========

Basic income (loss) per common share .............   $    0.36   $   (3.76)    $    1.01   $   (4.07)
                                                     =========   =========     =========   =========
Diluted income (loss) per common share ...........   $    0.35   $   (3.76)    $    0.98   $   (4.07)
                                                     =========   =========     =========   =========

Employee stock options excluded from the computation of diluted per share amounts:

    Exercise price exceeds average market
      price of common stock ......................       1,573       6,041         1,747       3,523
    Other ........................................           -          24             -          78
                                                     ---------   ---------     ---------   ---------
                                                         1,573       6,065         1,747       3,601
                                                     =========   =========     =========   =========

Average exercise price per share that exceeds
  average market price of common stock ...........   $   19.51   $   11.20     $   19.11   $   14.55
                                                     =========   =========     =========   =========

Due to the net loss reported for the three and nine months ended September 30, 1998, the impact of employee stock options in such periods is antidilutive. There is no difference between basic and diluted per share amounts.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Apria's business is subject to a number of risks, some of which are beyond the company's control. Apria has described certain of those risks in its Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission on April 5, 1999. This report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important risk factors that could cause actual results to differ materially from those projected in any forward-looking statements that Apria may make from time to time. These risks include whether Apria will be able to resolve issues pertaining to management stability and recruiting, the collectibility of its accounts receivable, the cost of and the company's ability to implement its reorganization plan, Apria's ability to service its debt, healthcare reform and the effect of federal and state healthcare regulations, the ongoing government investigations regarding patients covered by Medicare and other federal programs, pricing pressures from large payors and changes in governmental reimbursement levels, the effectiveness of Apria's information systems and controls, including its ability to resolve any remaining year 2000 compliance issues, the highly competitive market, recent losses, and Apria's high leverage and restrictions on its borrowing capacity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     NET REVENUES: Apria's net revenues increased to $237.4 million for the third quarter of 1999, up from $219.4 million for the third quarter of 1998. For the nine months ended September 30, 1999, net revenues were $697.7 million compared to $710.5 million for the same period last year. Net revenues for both of the 1998 periods were impacted by a charge of $14.6 million that was recorded at September 30, 1998 to adjust management's allowance for unidentified revenue adjustments.

     The increase in net revenues in the third quarter of 1999, as compared to the third quarter of 1998, is the result of overall volume increases in the company's traditional respiratory therapy referral business, new contracts with regional and national payors, the acquisition of small complementary businesses and, to a lesser extent, price increases in certain managed care agreements. The increases in net revenues were partially offset by the net revenue reductions described below.

     The reduction in net revenues in the nine month period ended September 30, 1999, when compared to the same period last year, is attributable to (1) the third quarter 1998 exit from the infusion therapy service line in certain geographic markets, (2) the 5% reduction in Medicare reimbursement rates in 1999 for home oxygen therapy, and (3) the exit from contractual arrangements that were not meeting minimum profitability standards. The exit from the infusion business in selected markets reduced revenue for the three month and nine month periods ended September 30, 1999 by approximately $11.9 million and $37.6 million, respectively, compared to the corresponding periods of 1998. The provisions of the Balanced Budget Act of 1997 mandated a 5% reduction in reimbursement rates for home oxygen therapy, effective January 1, 1999, which decreased third quarter and year-to-date revenues by approximately $2.5 million and $7.5 million, respectively. Additionally, starting in late 1997 and continuing into 1998, Apria performed a comprehensive review of its managed care contracts and renegotiated or terminated those not meeting profitability standards.

     The table  below  sets  forth a summary of net  revenues  by service  line.
Revenues from respiratory therapy increased as a percent of sales, despite Medicare reimbursement rate reductions, due to a sales focus on the respiratory business. The year-to-date decrease in infusion therapy revenues is largely explained by the exit of this business in selected areas as described above. The infusion line was also impacted by the termination of low-margin contracts. The decrease in the HME/other line was primarily attributable to the contract review process and, to a lesser extent, decreases in the medical supply and nursing lines which Apria began exiting in late 1997.


                                                Nine Months Ended September 30,
                                            --------------------------------------
                                                   1999                 1998
                                            -----------------     ----------------
                                                $         %           $         %
                                            --------   ------     --------   ------
                                                      (dollars in thousands)
        Respiratory therapy.............    $444,121    63.7%     $413,607    58.2%
        Infusion therapy................     131,728    18.9%      165,893    23.3%
        HME/other.......................     121,852    17.4%      131,032    18.5%
                                            --------   ------     --------   ------
             Total net revenues             $697,701   100.0%     $710,532   100.0%
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

     GROSS PROFIT: Gross margins for the third quarter and the nine months ended September 30, 1999 were 71.9% and 71.4%, respectively, compared to 55.8% and 62.9% for the same periods last year. The gross margins for the 1998 periods were impacted by the $14.6 million charge for revenue adjustments discussed above (see Net Revenues) and the following charges to cost of net revenues that were recorded at September 30, 1998: $5.4 million to settle certain procurement contracts, $3.5 million to provide for oxygen cylinder losses, $2.8 million to provide for losses and obsolescence in inventory and patient service equipment and $3.5 million related to the exit of the infusion business in selected markets. If the 1998 margins were adjusted to factor out these charges, the 1999 margins, by comparison, still show improvement. This improvement is largely attributable to the exit from low-profit service lines and contracts and better pricing negotiated for inventory, patient service equipment and related goods.

     SELLING, DISTRIBUTION AND ADMINISTRATIVE: Selling, distribution and administrative expenses as a percentage of net revenues were 54.8% for the third quarter and the nine months ended September 30, 1999, compared with 74.8% and 62.8% for the same periods last year. On a dollar basis, selling, distribution and administrative expenses decreased by $34.0 million and $64.4 million between the comparable three- and nine-month periods, respectively. Labor expense reductions are the primary component of the decrease. Early in 1998, Apria began reducing its workforce in response to the 25% Medicare reimbursement reductions and has since continued to reduce staffing levels within the operating units. During the second half of 1998, Apria also effected significant labor reductions at its corporate headquarters and reduced staff in conjunction with the exit of selected infusion therapy businesses. The 1999 periods reflect the full effect of these labor reductions. Also contributing to the reduction in selling, distribution and administrative expenses are depreciation expense savings of $2.7 million and $7.8 million for the third quarter and nine months ended September 30, 1999, respectively, as compared to the same periods last year. The decrease is attributable to the impairment of computer hardware and software recognized in the third quarter of 1998 and reductions in capital expenditures that began in the latter half of 1998 and continued in 1999.

     Included in the 1998 periods were $11.5 million in charges associated with exiting the infusion business, branch closures and facility consolidations.

     PROVISION FOR DOUBTFUL ACCOUNTS: The provision for doubtful accounts, as a percentage of net revenues, was 3.9% and 3.6% for the quarter and nine-month periods ended September 30, 1999, respectively, as compared to 16.8% and 8.9% for the same periods in the prior year. The 1998 periods reflect charges of $12.1 million to increase the allowance for doubtful accounts due to a change in management's collection policy and $9.1 to increase the allowance for doubtful accounts on accounts receivable associated with the infusion sale and other business closures. In the absence of these 1998 charges, the 1999 provision rates, as percentages of net revenues, show decreases when compared to the same periods in 1998. These decreases are largely due to an improvement in the aging of accounts receivable as demonstrated by a decrease in accounts aged in excess of 180 days from 27.4% of total accounts receivable at September 30, 1998 to 22.9% at September 30, 1999. Additionally, days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) decreased to 55 days at September 30, 1999, from 65 days at September 30, 1998.

     During  the  second  half  of  1998,   management   reviewed  the  historic
performance and collectibility of Apria's accounts receivable portfolio. Management considered the continued high level of bad debt write-offs and reviewed its existing policies and procedures for estimating the collectibility of its accounts receivable. As a result of this review, management decided to change the collection policy and formally shift the focus of the collection function to the more current balances and assign the older accounts to outside collection agencies. Management believes this concentration on more current balances will limit the amount of receivables that age beyond 180 days. Consequently, the accounts that do age beyond 180 days are likely to be more difficult to collect. Apria's policy is to reserve 100% of all receivables aged over 360 days. This policy is in addition to reserves provided on receivables aged less than 360 days and to amounts provided for specific payors.

     AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets was $2.1 million and $6.0 million for the third quarter and first nine months of 1999, respectively, as compared to $3.5 million and $10.5 million for the same periods in the prior year. The decrease is the result of the impairment and write-off of $76.2 million of intangible assets in the third quarter of 1998 and, to a lesser extent, the expiration of certain non-compete covenants. The decrease was slightly offset by amortization expense recorded in conjunction with a number of business acquisitions consummated during the first nine months of 1999.

     1998 IMPAIRMENT OF INTANGIBLE ASSETS: In the third quarter of 1998, management conducted an evaluation of the carrying value of the company's recorded intangible assets. Management considered current and anticipated industry conditions, recent changes in its business strategies, and current and anticipated operating results. The evaluation resulted in an impairment charge of $76.2 million that was recorded in the third quarter of 1998. The charge included a write-off of $4.8 million in intangible assets associated with the exit of the infusion business in certain areas.

     1998  IMPAIRMENT OF LONG-LIVED  ASSETS AND  INTERNALLY-DEVELOPED  SOFTWARE:
During the third quarter of 1998, management decided to terminate the implementation of an enterprise resource planning (ERP) system. Accordingly, Apria wrote off related software and other capitalized costs of $7.5 million at September 30, 1998. As part of the decision to terminate the ERP project, management evaluated its current systems to determine their long-term viability. Management decided on a number of enhancements to the systems that rendered certain previously-developed modules obsolete. Further, pharmacy and branch consolidations and closures effected in the third quarter of 1998 rendered a variety of computer equipment obsolete. Due to its age and technological obsolescence, it was deemed to have no future value. As a result of these actions, Apria recorded an impairment charge of $11.8 million at September 30, 1998. Apria also recognized additional asset impairments of $1.4 million in conjunction with the exited businesses and $1.4 million related to other facility closures and consolidations.

     INTEREST EXPENSE: Interest expense was $10.5 million and $32.3 million for the three- and nine-month periods ended September 30, 1999, respectively, compared to $12.8 million and $35.9 million for the same periods in 1998.
Although there was a 16.5% reduction in the average long-term debt balance between the two periods, Apria is now incurring interest on its bank loans at higher rates as a result of its November 1998 amended and restated credit agreement

     INCOME TAXES: Income taxes were $400,000 for the first nine months of 1999 versus $2.5 million for the same period last year. The recorded amounts for both periods include federal and state taxes payable on a basis other than or in addition to taxable income. At December 31, 1998, Apria's federal net operating loss carryforwards ("NOLs") approximated $344 million, expiring in varying amounts in the years 2003 through 2013. Additionally, Apria has various state operating loss carryforwards which began to expire in 1997. As a result of an ownership change in 1992 which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5 million per year. Because of the annual limitation, approximately $57 million of each of Apria's federal and state NOLs may expire unused. At December 31, 1998, Apria's net deferred tax asset had been reduced to zero by a valuation allowance. In 1999, NOLs are being realized to the extent of Apria's taxable income.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     OPERATING CASH FLOW: Cash provided by operating activities was $63.6 million for the nine-month period ended September 30, 1999, compared to $100.1 million for the same period in 1998. The higher net income in the 1999 period was offset by an increase in accounts receivable, as compared to a decrease last year, an increase in patient service equipment purchases and an increase in the amount of accrued payroll compared to the same period last year. Patient service equipment purchases increased during the first half of 1999, primarily to support the growing respiratory therapy patient base.

     ACCOUNTS RECEIVABLE: Accounts receivable, before allowance for doubtful accounts, increased to $187.7 million at September 30, 1999 from $167.6 million at December 31, 1998. The increase is largely attributable to a trend of quarter-over-quarter increases in net revenues that began in the fourth quarter of 1998. Days sales outstanding at September 30, 1999 increased slightly to 55 days from 53 days at December 31, 1998.

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

     Included in accounts receivable are earned but unbilled receivables of $22.1 million and $25.3 million at September 30, 1999 and December 31, 1998, respectively. Delays in billings can occur, from a few days to several weeks or more, from the date of service due to delays in obtaining certain required payor-specific documentation from internal and external sources. Such documentation would include internal records of proof-of-service and written authorizations from physicians and other referral sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility.

     LONG-TERM DEBT: Apria's credit agreement with Bank of America and a syndicate of banks was amended and restated in April and October of 1999. The April amendment removed the requirement that the company issue $50 million in senior subordinated notes or senior subordinated convertible debentures by April 23, 1999. In connection with this amendment, Apria made a required $50 million repayment of the term loan. The April amendment also eliminated the requirement that Apria maintain minimum cash balances of $35 million through the consummation of the debt offering. The October amendment permits acquisitions with an aggregate purchase price of up to $125 million through the maturity date of the agreement. This amendment also provides Apria with the ability to repurchase up to $50 million of its common stock through the credit agreement maturity date, subject to annual limitations and compliance with Apria's other debt instruments.

     Under the indenture governing Apria's $200 million 9 1/2% senior subordinated notes, Apria must satisfy a 3.0 to 1.0 fixed charge coverage ratio test, on a pro forma basis, in order to incur most types of additional indebtedness. Effective with the operating results for the period ended September 30, 1999, Apria's fixed charge coverage ratio exceeds the required minimum for the first time since March 1997.

     At September 30, 1999, total borrowings under the credit agreement were $223.1 million, outstanding letters of credit totaled $9.8 million and credit available under the revolving facility was $20.1 million. On October 6, 1999 outstanding letters of credit were reduced to $3.8 million. Accordingly, $26.2 million is currently available for borrowing under the revolving credit facility.

     BUSINESS COMBINATIONS: Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statement of operations from the date of acquisition. Acquisitions that closed during the nine-month period ended September 30, 1999 resulted in cash payments of approximately $28.4 million. Of that amount, approximately $26.7 million was allocated to intangible assets. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.

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

     External risks. Apria depends on electronic interfaces with numerous business partners to conduct many of its day-to-day functions. Such functions include payments to and from suppliers and payors, the transfer of funds between Apria's banks, and electronic billing and supply ordering. Apria has been working closely with its more critical business partners to obtain assurance of their year 2000-readiness. The Company has successfully completed live tests with the four Medicare carriers responsible for processing approximately one-fourth of Apria's total reimbursements. As a contingency, in the event of failure on the part of an external agent, the exchange of data and payments can continue via paper documents and more traditional methods. Further, Apria has revised contracts with certain of its managed care payors to include remedies should the payors fail to reimburse the company on a timely basis due to their own year 2000 problems.

     Another area of potential risk is with certain patient service equipment items that have microprocessors with date functionality that could malfunction in the year 2000. Although Apria has found that the majority of such microprocessors include duration time clocks and not date time clocks, management has initiated formal communications with its suppliers to obtain assurance that the equipment they supply is year 2000-compliant. To date, Apria has received year 2000-compliance certification letters from substantially all of its primary vendors and approximately 85% of the entire set of vendors from which it requested such assurance.

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

     OTHER: Apria's management believes that cash provided by operations together with cash invested in its money market account and amounts available under its existing credit facility will be sufficient to finance its current operations for at least the next year.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Apria currently utilizes no material derivative financial instruments that expose the company to significant market risk. However, Apria is subject to interest rate changes on its variable rate term loan under the company's bank credit agreement that may affect the fair value of that debt and cash flow and earnings. Based on the term debt outstanding at September 30, 1999 and the current market perception, a 50 basis point increase in the applicable interest rates would decrease Apria's annual cash flow and earnings by approximately $1.2 million. Conversely, a 50 basis point decrease in the applicable interest rates would increase annual cash flow and earnings by $1.2 million.


                           PART II - OTHER INFORMATION


ITEMS 1-3.  NOT APPLICABLE

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            (a) Annual Meeting of Stockholders of the company on July 21, 1999.

            (b) Directors  re-elected  at  the Annnual Meeting for a term of one year:
                     David H. Batchelder
                     Philip L. Carter
                     David L. Goldsmith
                     Richard H. Koppes
                     Philip R. Lochner, Jr.
                     Beverly Benedict Thomas
                     Ralph V. Whitworth

            (c) Matters Voted Upon at Annual Meeting:

                Approval of an Amendment to the Restated Certificate of Incorporation
                ----------------------------------------------------------------
                The Board of Director's adopted, subject to approval by the stockholders, an amendment to Apria's Restated Certificate of Incorporation to eliminate the classified structure of the company's Board and to provide for the annual election of all Directors. The results of Stockholder voting were as follows:

                For                   35,678,792
                Against                  299,782
                Abstain                   20,977
                Broker Non-Votes      11,041,346

                Election of Directors
                ---------------------

                Subsequent to the approval of the proposed amendment to the Restated Certificate of Incorporation, the company's Board consists of seven members who will serve for one year or until the election and qualification of their successors. The results of Stockholder voting were as follows:

                                                   FOR            WITHHOLD
                                                ----------        --------
                David H. Batchelder             46,496,658         544,239
                Philip L. Carter                46,498,645         542,252
                David L. Goldsmith              46,585,904         454,993
                Richard H. Koppes               46,516,520         524,377
                Philip R. Lochner, Jr.          46,515,942         524,955
                Beverly Benedict Thomas         46,514,242         526,655
                Ralph V. Whitworth              46,496,149         544,748

ITEM 5.     NOT APPLICABLE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  Exhibit
                  Number      Reference
                  -------     ---------

                  3.1 Amended and Restated Bylaws of Registrant, as amended on October 29, 1999.

                  4.1 Fourth Amendment to Amended and Restated Credit Agreement dated October 22, 1999, among Registrant and certain of its subsidiaries, Bank of America National Association and other financial institu-tions party to the Credit Agreement.

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


                           APRIA HEALTHCARE GROUP INC.
                           ---------------------------
                                    Registrant



November 12, 1999          /s/  JOHN C. MANEY
                           -----------------------------------------------------
                           John C. Maney
                           Executive Vice President and Chief Financial Officer
                           (Principal Financial Officer)