Form 10-K
period 1999-12-31
APRIA HEALTHCARE GROUP INC
filed 2000-03-27
CIK 882289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999
                                       OR
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 17, 2000, there were outstanding 52,245,202 shares of the Registrant's common stock, par value $0.001, which is the only class of common stock of the Registrant. As of March 17, 2000 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $15.1875 per share as reported by the New York Stock Exchange, was approximately $618,242,453.

                       Documents Incorporated by Reference

None.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Apria Healthcare Group Inc. provides comprehensive home healthcare services through approximately 350 branch locations which serve patients in all 50 states. Apria has three major service lines: home respiratory therapy, home infusion therapy and home medical equipment. The following table provides examples of the services and products in each:

SERVICE LINE                   EXAMPLES OF SERVICES AND PRODUCTS
------------------------       -------------------------------------------------
Home respiratory therapy       Provision  of  oxygen systems, home  ventilators,
                               sleep apnea equipment, nebulizers and respiratory medications and related services

Home infusion therapy          Administration of  total  parenteral  or  enteral
                               nutrition,  anti-infectives,   pain   management,
                               chemotherapy and other medications and related services

Home medical equipment         Provision of patient room equipment,  principally
                               hospital beds, wheelchairs, ambulatory and safety aids

     Apria was formed through the merger in 1995 of Homedco Group, Inc. into Abbey Healthcare Group Incorporated. Abbey was incorporated in 1991 in the State of Delaware.


BUSINESS STRATEGY

     Apria adopted and began implementing the following strategic plan in mid-1998. The strategy is aimed at maximizing profitability through five key elements:

     REMAIN IN CORE BUSINESSES, WITH INCREASED EMPHASIS ON HOME RESPIRATORY THERAPY. Apria intends to remain in its core businesses of home respiratory therapy, home infusion therapy and home medical equipment. However, Apria expects to continue to increase the percentage of net revenues generated by respiratory therapy with a corresponding reduction in the percentage of net revenues generated by infusion therapy and home medical equipment. Net revenues for home respiratory therapy, as percentages of total net revenues, were 64%, 59% and 51% for 1999, 1998 and 1997, respectively. Apria's home respiratory therapy service line historically has produced higher margins than its home infusion therapy and home medical equipment service lines.

     DIVEST OR CLOSE, ON A SELECTIVE BASIS, UNPROFITABLE SERVICE LINES IN PARTICULAR GEOGRAPHIC AREAS. During late 1998 and early 1999 Apria exited the infusion therapy business in Texas, California, Louisiana, West Virginia, western Pennsylvania and downstate New York. Apria then reorganized its remaining infusion operations in 1999, realizing improvement in profitability, contract performance and therapy mix. Apria continues to evaluate the profitability of all its contracts, service lines and locations.

     REDUCE COSTS IN CORPORATE AND FIELD OPERATIONS. Apria seeks to reduce costs both at its corporate headquarters and in its field operations. In late 1998, the following steps were taken:

     - consolidation and closure of smaller branches, billing centers and field support facilities throughout the United States
     - reduction of labor costs at its corporate and field locations
     - reduction of office space at its headquarters

In late 1999, Apria completed the centralization, at the region level, of its purchasing, patient service equipment repair and maintenance, warehouse and oxygen transfill functions. Cost savings from this regional centralization are being realized through improved efficiency and tighter control over costs. Apria continues to focus resources on identifying and implementing more cost-effective and efficient methods of delivering products and services.

     IMPROVE APRIA'S CAPITAL STRUCTURE. In accordance with its credit agreement that was amended and restated in November 1998, Apria made a $50 million prepayment on its revolving loan. The agreement was further amended in 1999. Pursuant to one of the 1999 amendments, Apria made an additional $50 million prepayment from available cash. Other amendments permit acquisitions with an aggregate purchase price of up to $125 million through the maturity date of the agreement, and permit Apria to repurchase up to $50 million of its common stock through the maturity date of the agreement. In February 2000, Apria announced that its Board of Directors authorized such a repurchase of common stock depending on market conditions and other considerations.

     Apria's credit agreement matures August 2001 and its $200 million 9 1/2% senior subordinated notes mature November 2002. Apria may need to refinance all or a portion of its indebtedness on or before the respective maturity dates. Apria will continue to pursue the optimal capital structure to meet its business needs and to implement its strategy.

     EXPAND THROUGH INTERNAL GROWTH AND ACQUISITIONS. Apria intends to continue to expand through internal growth and acquisitions in its target markets. In 1999, Apria completed a number of acquisitions with an aggregate consideration of $56.3 million. Apria plans to continue to pursue acquisitions in 2000 subject to the availability of attractive opportunities and limitations contained in Apria's credit agreement. Apria also intends to focus its internal growth primarily in the home respiratory therapy service line.

     Achieving Apria's objectives is subject to competitive and other factors outside of Apria's control. See "Business - Risk Factors".


SERVICE LINES

     Apria derives substantially all of its revenue from the home healthcare segment of the healthcare market in principally three service lines: home respiratory therapy, including home-delivered respiratory medications, home infusion therapy and home medical equipment. In all three lines, Apria provides patients with a variety of clinical services, related products and supplies, most of which are prescribed by a physician as part of a care plan. These services include:

     - providing high-tech infusion nursing, respiratory care and pharmacy services
     - educating patients and their caregivers about the illness and instructing them on self-care and the proper use of products in the home
     - monitoring patient compliance with individualized treatment plans
     - reporting to the physician and/or managed care organization
     - maintaining equipment
     - processing claims to third-party payors

Apria provides numerous services directly to its patients, and purchases or rents the products needed to complement the service.

     The following table sets forth a summary of net revenues by service line, expressed as percentages of total net revenues:

                                                 Year Ended December 31,
                                             -------------------------------
                                             1999          1998         1997
                                             ----          ----         ----

     Respiratory therapy.................     64%           59%          51%
     Infusion therapy....................     19%           23%          24%
     Home medical equipment/other........     17%           18%          25%
                                             ----          ----         ----
           Total net revenues............    100%          100%         100%
                                             ====          ====         ====

     RESPIRATORY THERAPY. Apria provides home respiratory therapy services to patients with a variety of conditions, including:

     - chronic obstructive pulmonary disease ("COPD") such as emphysema, chronic bronchitis and asthma
     - nervous system-related respiratory conditions
     - congestive heart failure
     - lung cancer

Apria employs a clinical  staff of  respiratory  care  professionals  to provide
support   to   its   home   respiratory    therapy   patients,    according   to
physician-directed treatment plans and a proprietary acuity program.

     Approximately 63% of Apria's respiratory therapy revenues are derived from the provision of oxygen systems, home ventilators and nebulizers, which are devices to aerosolize medication. The remaining respiratory revenues are generated from the provision of:

     - apnea monitors used to monitor the vital signs of newborns
     - continuous positive airway pressure devices used to control adult sleep apnea
     - noninvasive positive pressure ventilation
     - other respiratory therapy products, including medications

     Apria has developed a home respiratory medication service, which is fulfilled through the Apria Pharmacy Network. Apria maintains a pharmacy license in all states in which it is required. Through the network, Apria offers its patients in all 50 states physician-prescribed medications to accompany the nebulizer through which they are administered. This comprehensive program offers patients and payors a broad base of services from one source, including the home delivery of medications in premixed unit dose form, pharmacy services, patient education and claims processing. Apria has developed a secure internet application that will allow physicians to prescribe and order medications through Apria's web site. The application is currently being tested and Apria intends to launch it in 2000.

     INFUSION THERAPY. Home infusion therapy involves the administration of, and 24-hour access to:

     - parenteral and enteral nutrition
     - anti-infectives
     - chemotherapy
     - other intravenous and injectable medications

     Depending on the therapy, a broad range of venous access devices and pump technology may be used to facilitate homecare and patient independence. Apria employs licensed pharmacists and registered high-tech infusion nurses who have specialized skills in the delivery of home infusion therapy. Apria currently operates 27 pharmacy locations to serve its home infusion patients.

     A number of factors have impacted the profitability of Apria's infusion therapy service line. Increased managed care penetration has exposed Apria to the intense price competition of these markets. The expectations of managed care customers are very high, however, many are unwilling to tightly control their network of providers. Hospitals, traditionally a major referral source, are expanding their own infusion services. In response to these factors, Apria performed a comprehensive review of its infusion therapy business in the second and third quarters of 1998. By early 1999, Apria had substantially completed the process of exiting the infusion service line in certain geographic areas where it was not meeting profitability thresholds. In 1999, Apria launched standardization and other profitability improvement initiatives that resulted in better inventory utilization, growth in higher margin business and increased profitability.

     HOME MEDICAL EQUIPMENT/OTHER. Apria's primary emphasis in the home medical equipment service line is on the provision of patient room equipment, principally hospital beds and wheelchairs. Apria's integrated service approach allows patients and managed care systems accessing either respiratory or infusion therapy services to also access needed home medical equipment through a single source.

     As Apria's managed care organization customer base has grown, management has recognized the need to expand its ability to provide value-added services to these customers. Rather than directly provide certain non-core services itself, Apria aligns itself with other segment leaders, such as medical supply distributors and home health nursing organizations, through formal relationships or ancillary networks. Such networks must be credentialed and qualified by Apria's Clinical Services department.


ORGANIZATION AND OPERATIONS

     ORGANIZATION. Apria's approximately 350 branch locations are organized into four geographic divisions, which are further divided into 15 geographic regions. Each region is operated as a separate business unit and consists of a number of branches and a regional office. The regional office provides each of its branches with key support services such as sales, billing, purchasing, and equipment maintenance, repair and warehousing. Each branch delivers home healthcare products and services to patients in their homes and other care sites through the branch's delivery fleet and qualified personnel. This structure is designed to create operating efficiencies associated with centralized services while promoting responsiveness to local market needs.

     Although Apria continues to operate with a large network of regional operations, in late 1998 the company implemented a vertically-integrated management organization in certain key functional areas, including sales, logistics, operations and revenue management with direct reporting and accountability to corporate headquarters. Apria believes that this structure provides more control and consistency among its regions and branches and helps to develop standard policies and procedures while eliminating many of the problems inherent with a decentralized network. Its earliest implementation was in the area of sales and operations. Previously, each regional manager was responsible for all aspects of sales and operations, including generating new business, operating branches and overseeing reimbursement. Under the current structure, the sales organization is responsible for generating new business from both traditional and managed care markets, while the operations organization is responsible for customer service, reimbursement and asset management. In addition to the sales and operations functional areas, Apria established a centralized revenue management functional area. Revenue management, based at Apria's headquarters, works with the network of branches and regions to standardize the processes of order intake, billing and collections. Apria has also established a coordinated purchasing structure to obtain lower prices, reduce inventory levels and improve the distribution of inventory items to the company's branch locations.

     CORPORATE COMPLIANCE. As a leader in the home healthcare industry, Apria has made a commitment to providing quality home healthcare services and products while maintaining high standards of ethical and legal conduct. Apria believes that operating its business with honesty and integrity is essential. Apria's
Corporate Compliance Program is designed to accomplish these goals through employee education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits and other programs. See "Business - Risk Factors - Federal Investigations".

     OPERATING SYSTEMS AND CONTROLS. The company's business is dependent, to a substantial degree, upon the quality of its operating and field information systems for the establishment of accurate and profitable contract terms, accurate order entry and pricing, billing and collections, and effective monitoring and supervision. Difficulties encountered in the conversion to a common system of the previously separate operations of Abbey and Homedco, following their 1995 merger, led to a high level of accounts receivable write-offs. Also contributing to the write-offs were functional deficiencies of the information systems. Examples of such deficiencies included decentralized pricing tables which forced reliance on personnel at the numerous branches and billing centers to enter pricing updates on a timely basis, and the inability to aggregate data at a regional or company-wide level, thereby inhibiting management's ability to quickly identify negative trends. During 1997, the company committed to a two-year plan to implement a large-scale fully-integrated enterprise resource planning system to address year 2000 issues and to facilitate correction of the functional shortcomings referred to above. Following a reevaluation of the costs, benefits and risks of the development project, the plan was canceled in 1998 except for the work required to resolve year 2000 issues. As a part of the decision to cancel the new system, management performed an evaluation of its current systems. A significant conclusion of that evaluation was that the platform on which the respiratory/home medical equipment system operates is adequate but the infusion billing system operates on an obsolete platform which is no longer supported by the computer industry. To mitigate this particular risk, address certain other weaknesses of the current systems and to position itself to meet future needs, Apria embarked on a reengineering of the systems with the primary focus on order entry, billing and accounts receivable. Some of the various projects include a rewriting of the order entry, billing and accounts receivable modules and the installation of supply chain management software to replace the inventory and purchasing modules. The processing of transactions for all product lines, including infusion therapy, will be addressed by these changes. Apria believes that the implementation of these changes, many of which were completed in 1999, will substantially improve its systems. Nonetheless, such implementations could have a disruptive effect on billing and collection activity. See "Business - Organization and Operations - Receivables Management".

     Management is currently giving a high priority to the implementation of optimal operating standards throughout Apria. Apria has established performance indicators which measure operating results against expected thresholds for the purpose of allowing all levels of management to monitor, identify and adjust areas requiring improvement. Operating models with strategic targets have been developed to move Apria toward more effectively managing labor expenses and the customer service, accounts receivable, clinical and distribution areas of its business. Apria's management team is compensated using performance-based incentives focused on quality revenue growth, gross profit and improvement in operating income.

     Failure to resolve the systems and operational problems experienced in prior periods and to implement optimal operating standards successfully would have a significant negative impact on results of operations.

     PAYORS. Apria derives substantially all its revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. For 1999, approximately 24% of Apria's net revenues were derived from Medicare and 8% from Medicaid. Generally, each third-party payor has specific claims requirements. Apria has policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.

     RECEIVABLES MANAGEMENT. Apria operates in an environment with complex requirements governing billing and reimbursement for its products and services. Subsequent to the 1995 merger of Abbey and Homedco, Apria had difficulties in a number of areas relating to billing and subsequent collection of accounts receivable. The merger resulted in a restructuring plan which included a very rapid consolidation of operating locations and the conversion of all locations to standardized information systems. There were over 100 branch closures/consolidations and 496 systems conversions. The branch closures/consolidations were effected soon after the June 1995 merger, but the system conversions were not completed until September 1996. Together with very high employee turnover during this period, the consolidations and system conversions had a major impact on the processes of order taking, product identification, billing and collections, and ultimately, led to a high level of accounts receivable write-offs.

     Apria believes that the primary factors contributing to the unusually high level of revenue adjustments post-merger included:

     - subsequent changes to estimated revenue amounts or denials for services not covered due to changes in patient's coverage
     - failure to document initial service authorizations or continued service authorizations in required timeframes
     - differences in contract prices due to complex contract terms or a customer service representative's lack of familiarity with a contract, payor or system price
     - high turnover of customer service and billing representatives

     The high level of bad debt write-offs post-merger can be partially attributable to Apria's concentration and focus on managed care business. Apria had difficulties collecting its receivables from many managed care payors.

     The effects of all these factors necessitated charges to increase Apria's allowance for revenue adjustments of $18.3 million and $40.0 million in 1998 and 1997, respectively, and charges to increase the allowance for doubtful accounts of $13.6 million and $61.4 million in 1998 and 1997, respectively.

     Although management addressed these issues with a number of initiatives during 1996 and 1997, improvement in timely and accurate billings was slow. During 1998, Apria took several additional steps to address the most significant factors contributing to revenue adjustments and write-offs which included:

     - software enhancements to simplify the order-intake process and specifically the process of selecting products/services and payors
     - enhanced quality assurance programs designed to improve workflow and billing accuracy
     - realignment of responsibility for revenue qualification, billing and collections within a defined functional group reporting to the corporate office

     In 1999, accounts receivable write-offs decreased significantly from the levels experienced in the last few years. Additionally, days sales outstanding ("DSO") have been 56 days or fewer for each of the last five quarters, compared to a range of 87 to 111 days during 1996 and 1997. Apria believes the lower write-offs and improved DSO in 1999 are attributable to its focus on order entry, billing and collections by its centralized revenue management function as well as to a number of new system improvements and enhanced functionality designed to automate and centralize certain processes and to provide more timely error identification.

     Despite the improvements in accounts receivable in 1999, collection of its accounts receivable remains one of Apria's biggest challenges. Two factors impacting the performance of accounts receivable are (1) continued high turnover among accounts receivable personnel in many of Apria's locations and (2) the inability to collect contractually-due receivables from certain large managed care payors on a timely basis, or at all. To address the high turnover, management is seeking to upgrade certain of its accounts receivable management positions to gain more stability at that level and to centralize certain functions that require a higher level of expertise and training. To address collection issues with certain large managed care payors, Apria is developing centralized processing groups and is designing customized electronic interfaces with certain large payors to facilitate improved communications and electronic order intake and claims adjudication. In certain cases, Apria may choose not to renew contracts with payors who do not pay on a timely basis. Apria will also take legal action to enforce its contractual rights, if necessary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


MARKETING

     Through its field sales force, Apria markets its services primarily to managed care organizations, physicians, hospitals, medical groups and home health agencies and case managers. The following sample marketing initiatives address the requirements of its referring customers:

     AUTOMATED CALL ROUTING THROUGH A SINGLE TOLL-FREE NUMBER. This allows select managed care organizations to reach any of Apria's locations and to access the full range of Apria services through a single central telephone number: 1-800-APRIA-88.

     ACCREDITATION BY THE JOINT COMMISSION ON ACCREDITATION OF HEALTHCARE ORGANIZATIONS. The Joint Commission on Accreditation of Healthcare Organizations is a nationally recognized organization which develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home healthcare industry has grown, the need for objective quality measurements has increased. Accreditation by the Joint Commission on Accreditation of Healthcare Organizations entails a lengthy review process which is conducted every three years. Accreditation is increasingly being considered a prerequisite for entering into contracts with managed care organizations at every level. Because accreditation is expensive and time consuming, not all providers choose to undergo the process. Due to its leadership role in establishing quality standards for home healthcare and its active and early participation in this process, Apria is viewed favorably by referring healthcare professionals. All of Apria's branch locations are accredited by or in the process of receiving accreditation from the Joint Commission on Accreditation of Healthcare Organizations. Apria's triennial survey cycle began in late 1999.

     CLINICAL MANAGEMENT SERVICES. As more alternate site healthcare is managed and directed by various managed care organizations, new methods and systems are sought to simultaneously control costs and improve outcomes. Apria has developed a series of programs designed to proactively manage patients in conjunction with a managed care partner and the patient's physician in an alternate site setting. These services may include:

     - patient and/or environmental assessments
     - screening/diagnostics
     - patient education
     - clinical monitoring
     - pharmacological management
     - utilization and outcome reporting

     PHYSICIAN RELATIONS. Apria's physician relations group places phone calls to physician offices in an effort to increase and enhance awareness of Apria's services and to stimulate interest in Apria. Physician relations representatives work closely with sales professionals throughout the country to identify, develop and maintain quality relationships.

     PATIENT SATISFACTION. In 1999, Apria centralized its patient satisfaction survey function. Previously, Apria relied on its distributed branch network to mail surveys to its discharged patients. Centralization of the function ensures the validity of the sampling methodology and has served to increase the survey response rate from approximately 4% to a more statistically-meaningful 30%. The program also meets the Joint Commission on Accreditation of Healthcare Organizations' new requirements for outcome data. Targeted member satisfaction studies for key managed care organizations are also conducted periodically.

     APRIA GREAT ESCAPES TM TRAVEL PROGRAM. Apria's 350-branch network facilitates travel for patients who are on oxygen or other therapies. The company coordinates equipment and service needs for thousands of patients each quarter, which enhances their mobility and quality of life.


SALES

     Apria employs approximately 380 sales professionals whose primary responsibility is to target key customers for all service lines. Key customers include but are not limited to hospital-based healthcare professionals, physicians and their staffs, and managed care organizations. Sales professionals are afforded the necessary clinical and technical training to represent Apria's major service offerings of home respiratory therapy, home infusion therapy and home medical equipment. As larger segments of the marketplace become involved with managed care, specific portions of the sales force's working knowledge of pricing, contracting and negotiating, and specialty-care management programs are being enhanced as well.

     An integral component of Apria's overall sales strategy is to increase volume through managed care organizations and traditional referral channels. As Apria's various served markets evolve, the ultimate decision makers for healthcare services vary greatly from closed model managed care organizations to preferred provider networks which are controlled by more traditional means. Apria's selling structure and strategies are driven largely by these changing market factors and will continue to adjust as further changes in the industry occur. Managed care organizations continue to represent a significant portion of Apria's business in several of its primary metropolitan markets. No single account, however, represented more than 8% of Apria's total net revenues for 1999. Among its more significant managed care agreements, the company has contracts with Aetna/U.S. Healthcare/Prudential Health Plans, Gentiva Health Services, Kaiser Permanente and United Healthcare Corporation. Apria also offers discount agreements and various fee-for-service arrangements to hospitals or hospital systems whose patients have home healthcare needs.


COMPETITION

     The segment of the healthcare market in which Apria operates is highly competitive. In each of its service lines there are a limited number of national providers and numerous regional and local providers. The competitive factors most important in the regional and local markets are:

     - reputation   with  referral  sources,  including  local   physicians  and
       hospital-based  professionals
     - access and responsiveness
     - price of services
     - overall ease of doing business
     - quality of care and service
     - range of home healthcare services

     The competitive factors most important in the larger, national markets are the foregoing factors and:

     - wide geographic coverage
     - ability to develop and maintain contractual relationships with managed care organizations
     - access to capital

     It is increasingly important to be able to integrate a broad range of home healthcare services through a single source. Apria believes that it competes effectively in each of its service lines with respect to all of the above factors and that it has an established record as a quality provider of home respiratory therapy and home infusion therapy as reflected by the Joint Commission on Accreditation of Healthcare Organizations accreditation of its branches.

     Other types of healthcare providers, including hospitals, home health agencies and health maintenance organizations, have entered, and may continue to enter, Apria's various service lines. Depending on their individual situations, it is possible that Apria's competitors may have, or may obtain, significantly greater financial and marketing resources than Apria.


GOVERNMENT REGULATION

     Apria is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various governmental programs, as more fully described below. See "Business - Risk Factors - Federal Investigations".

     MEDICARE AND MEDICAID REIMBURSEMENT. As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals such as persons over 65 and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged, or members of families with dependent children. In addition, Medicaid generally covers financially needy children, refugees and pregnant women. A substantial portion of Apria's revenue is attributable to payments received from third-party payors, including the Medicare and Medicaid programs. In 1999, approximately 24% of Apria's net revenue was derived from Medicare and 8% from Medicaid.

     Medicare Legislation. The Medicare Reform Act of 1997 contains a number of provisions that are affecting, or could potentially affect, Medicare reimbursement levels to Apria. On November 29, 1999, the Medicare Balanced Budget Refinement Act of 1999 was passed, which provides Apria and the healthcare industry with some relief from the effects of the Medicare Reform Act of 1997.

     Pursuant to the provisions of the Medicare Reform Act of 1997, the Medicare reimbursement rates for home oxygen therapy and respiratory drugs were reduced by 25% and 5%, respectively. This reduction was effective January 1, 1998 and was followed by an additional reimbursement reduction of 5% on home oxygen therapy that became effective on January 1, 1999. The estimated decreases to Apria's 1999 and 1998 revenues and operating income resulting from these reimbursement reductions were approximately $10 million and $57 million, respectively. Other provisions of the Medicare Reform Act of 1997 that have affected, or are affecting, levels of reimbursement to Apria for equipment and services include:

     - a reduction of the Medicare update, or inflation factor, to zero for home medical equipment, including oxygen, and home infusion therapy for each of the years 1998 through 2002; some relief to this was provided through the Medicare Balanced Budget Refinement Act of 1999 with limited reimbursement increases for durable medical equipment, supplies and oxygen in 2001 and 2002
     - a reduction of the Medicare reimbursement for drugs and biologicals
     - a payment freeze between 1998 and 2002 for parenteral and enteral nutrients, supplies and equipment at 1995 payment amounts

     Another provision of the Medicare Reform Act of 1997 that may affect reimbursement levels is the authority it granted to the Secretary of the Health and Human Services Department to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. However, under the provisions of the Medicare Balanced Budget Refinement Act of 1999, any reimbursement reductions proposed under the inherent reasonableness procedure have been delayed until (1) the General Accounting Office has conducted a study to evaluate the impact of the authority granted under this procedure, and (2) the Health Care Financing Administration has promulgated a final rule implementing the inherent reasonableness authority based on a reevaluation of the appropriateness of the criteria included in the interim regulations.

     The Medicare Reform Act of 1997 mandates that the Health Care Financing Administration conduct competitive bidding demonstrations for Medicare Part B items and services. Pursuant to this mandate, the Health Care Financing
Administration issued notices to providers, including Apria, in Polk County, Florida, of the structure and conditions for submitting bids to provide Medicare beneficiaries with five categories of home medical equipment, including oxygen, hospital beds, enteral products, surgical and urological supplies. The demonstration commenced October 1, 1999. The competitive bidding demonstration, the first of its kind by the Health Care Financing Administration and the first of five authorized by the Medicare Reform Act of 1997, could provide the Health Care Financing Administration and Congress with a model for implementing competitive pricing in all Medicare Programs. If such a competitive bidding system were implemented, it could result in lower reimbursement rates, exclude certain items and services from coverage or impose limits on increases in reimbursement rates. The Health Care Financing Administration recently announced that the San Antonio, Texas area will be the site of the second demonstration. This demonstration, which will commence January 1, 2001, will cover the counties of Bexar, Comal and Guadalupe.

     The United States General Accounting Office was directed by the Medicare Reform Act of 1997 to report in 18 months on the effect of the reductions in oxygen reimbursement on accessibility to patients of home oxygen services. The General Accounting Office's report was released on April 5, 1999. The conclusion of the report is that the reduction in Medicare payment rates for home oxygen has not had a major impact on patients' access to home oxygen equipment and services. The Secretary of Health and Human Services was directed to arrange for peer review organizations to evaluate the access to, and quality of, home oxygen equipment.

     The Medicare Reform Act of 1997 also proposed that suppliers of home medical equipment be required to post surety bonds equal to 15% of their previous year's Medicare revenues, in a minimum amount of $50,000 and up to a maximum of $3 million, as a condition of participation in the Medicare program. The bonds would be used to secure suppliers' performance and compliance with Medicare program rules and requirements. The deadline for securing such bonds has been extended indefinitely, as the Health Care Financing Administration is reviewing the bonding requirements pursuant to a recommendation by the General Accounting Office.

     Claims Audits.  Durable  medical  equipment  regional  carriers are private organizations  that  contract  to  serve  as the  government's  agents  for  the processing of claims for items and services provided under Part B of the Medicare program. These carriers and Medicaid agencies also periodically conduct pre-payment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize healthcare claims more closely. In addition, the home healthcare industry is generally characterized by long collection cycles for accounts receivable due to the complex and time-consuming requirements, including collection of medical necessity documentation, for obtaining reimbursement from private and governmental third-party payors. Such long collection cycles or reviews and/or similar audits or investigations of Apria's claims and related documentation could result in denials of claims for payment submitted by Apria or in government demands for significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

     THE ANTI-KICKBACK STATUTE. As a provider of services under the Medicare and Medicaid programs, Apria is subject to the Medicare and Medicaid fraud and abuse laws (sometimes referred to as the "anti-kickback statute"). At the federal level, the anti-kickback statute prohibits any bribe, kickback or rebate in return for the referral of patients, products or services covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government, including Medicare, Medicaid, and the Civilian Health and Medical Program of the Uniformed Services, among others. Violations of the anti-kickback statute may result in civil and criminal penalties and exclusion from participation in the federal healthcare programs. In addition, a number of states in which Apria operates have laws that prohibit certain direct or indirect payments (similar to the anti-kickback statute) or fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state funded healthcare programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

     PHYSICIAN SELF-REFERRALS. Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as "Stark II", prohibit Apria, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for "designated health services" if Apria has a financial relationship with the physician making the referral to Apria for such services or with a member of such physician's immediate family. The term "designated health services" includes several services commonly performed or supplied by Apria, including durable medical equipment, home health services and parenteral and enteral nutrition. In addition, "financial relationship" is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. Stark II is broadly written and, at this point, only proposed regulations have been issued to clarify its meaning and application. Regulations for a predecessor law, Stark I, were published in August 1995 and remain in effect, but provide little guidance on the application of Stark II to Apria's business. While the proposed Stark II regulations do not have the force and effect of law, they provide some guidance as to what may be included in the final version. Issued on January 9, 1998, the proposed regulations purport to define previously undefined key terms, clarify prior definitions and create new exceptions for certain "fair market value" transactions, de minimis compensation arrangements and discounts, among others. It is unclear when these regulations will be finalized and, until such time, they cannot be relied upon in structuring transactions. In addition, a number of the states in which Apria operates have similar prohibitions on physician self-referrals. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians.

     FALSE CLAIMS. The False Claims Act imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in treble damages, civil monetary penalties and exclusion from the Medicare and Medicaid programs.

     The False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against a healthcare provider for violations of the False Claims Act. A qui tam suit may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed, and even if disclosed, the original source of the information leading to the public disclosure may still pursue such a suit. The private plaintiff in such a suit is often a corporate insider who decides to become a whistleblower. However, the law does not prohibit outsiders from pursuing such suits and there has been an increase in outsiders pursuing them.

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

     Recently, the federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the healthcare fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area.

     INTERNAL CONTROLS. Apria maintains several programs designed to minimize the likelihood that Apria would engage in conduct or enter into contracts violative of the fraud and abuse laws. Contracts of the types subject to these laws are reviewed and approved by the corporate contract services and/or legal departments. Apria also maintains various educational programs designed to keep its managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of Apria's policy of strict compliance in this area. While Apria believes its discount agreements, billing contracts, and various fee-for-service arrangements with other healthcare providers comply with applicable laws and regulations, Apria cannot provide any assurance that further judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on Apria's business. See "Business - Risk Factors - Federal Investigations".

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


EMPLOYEES

     As of March 1, 2000, Apria had 8,622 employees, of which 7,345 were full-time and 1,277 were part-time. The company's employees are not currently represented by a labor union or other labor organization, except for approximately 17 employees in the State of New York. Apria believes that its employee relations are good.

     In February 2000, Apria's full-time equivalents in the functional areas of sales, operations and administration totaled 380, 6,831 and 866, respectively. Full-time equivalents are computed by dividing the actual number of hours worked in a given period by the "normal" number of hours for that period based on a 40-hour week.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles with Apria and present and past positions of the persons serving as executive officers of Apria as of March 20, 2000:

            Name and Age                                       Office and Experience

Philip L. Carter, 51...............   Chief Executive  Officer and Director.  Mr. Carter has been Chief Executive  Officer and a Director of Apria since May 1998.  Prior to joining  Apria,  Mr.  Carter was President and  Chief  Executive  Officer of Mac Frugal's  Bargains -- Close-Outs  Inc., a chain of
                                      retail  discount   stores, since  1995  and  had  held  the  positions of Executive Vice
                                      President and Chief Financial Officer of Mac Frugal's from 1991 through 1995.

Lawrence M. Higby, 54..............   President  and  Chief  Operating  Officer.  Mr.  Higby  joined  Apria in  November  1997 as President and Chief Operating  Officer.  Prior to  joining  Apria,  Mr.  Higby served as President  and Chief  Operating  Officer of  Unocal's  76  Products Company and Group
                                      Vice President  of Unocal  Corporation from 1994 to 1997.  From 1986 to 1994,  Mr. Higby held  various  positions  with  the  Times  Mirror  Company,  including  Executive  Vice
                                      President,  Marketing of the Los Angeles Times and Chairman of the Orange County Edition
                                      from 1992 to 1994.

Michael R. Dobbs, 50 ..............   Executive Vice President, Logistics. Mr. Dobbs was promoted to Executive Vice President,
                                      Logistics in January 1999.  He served as Senior Vice President, Logistics from June 1988 to January 1999. Prior to joining  Apria,  Mr. Dobbs served as Senior Vice  President of
                                      Distribution for Mac Frugal's Bargains -- Close-Outs Inc. from 1991 to January 1998.

John C. Maney, 40 .................   Executive Vice President and Chief Financial Officer.  Mr. Maney has been Executive Vice
                                      President  and Chief  Financial Officer since joining Apria in November  1998.  Prior to joining  Apria,  Mr. Maney  was  employed  by  Arthur  Andersen LLP since 1992 and was a partner of such firm from 1995 to 1998.

Lawrence A. Mastrovich, 38 ........   Executive Vice President, Revenue Management.  Mr. Mastrovich  was promoted to Executive
                                      Vice  President, Revenue  Management  in  October  1998.  He  served  as  Division  Vice
                                      President,  Operations  of  the  Northeast  Division from December 1997 to October 1998.
                                      Prior to  that  time he  had served  as  a Regional Vice President for Apria and Homedco since 1994 and in various other capacities from 1987 to 1994.

George J. Suda, 41 ................   Executive Vice President, Information Services.  Mr. Suda was promoted to Executive Vice
                                      President, Information Systems in March  2000.  Prior to his most recent  promotion,  he served as Senior Vice President, Information Systems since July 1998, as Vice President,
                                      Information Services Technology from June 1997 to July 1998 and as Director,  Technology from January 1997 to June  1997.  From  July  1994  to  January  1997,  Mr.  Suda  was a
                                      self-employed information services consultant, providing services to Abbey and Apria.

Dennis E. Walsh, 50................   Executive Vice President, Sales.  Mr. Walsh was promoted to  Executive  Vice  President,
                                      Sales in January 1998. Mr.  Walsh  served  as Senior Vice  President,  Western Zone from
                                      March 1997 to January  1998.  From June 1995 to March 1997,  he  served  as  Senior Vice
                                      President, Sales and Marketing.  He served as Vice  President,  Sales  of  Homedco  from
                                      November 1987 to June 1995.

Frank Bianchi, 55..................   Senior Vice President, Human  Resources.  Mr.  Bianchi  joined  Apria in May 1998 as its
                                      Senior Vice President, Human Resources.  Prior to joining  Apria,  Mr. Bianchi served as
                                      Senior Vice President, Human Resources for Mac Frugal's Bargains -- Close-Outs Inc. from
                                      1989 until January 1998.

Lisa M. Getson, 38.................   Senior Vice President, Business Development and Clinical Services.  Ms. Getson was named
                                      Senior Vice  President, Business Development and Clinical  Services in August 1998.  Ms.
                                      Getson was promoted to Senior Vice  President, Marketing in August 1997 after serving as
                                      Vice  President, Marketing from November 1995 to August 1997.  She served as Director of
                                      Marketing, Infusion  from June 1995 to November  1995. From May 1994 to June  1995,  she
                                      served as Director of Business  Development of Abbey. From 1989 to 1994, Ms. Getson held various  positions  with  Critical  Care  America,  including  Director of Marketing and
                                      Business Development from January 1993 to May 1994.

Robert S. Holcombe, 57.............   Senior  Vice  President, General  Counsel and  Secretary.  Mr. Holcombe was promoted  to
                                      Senior  Vice  President,  General  Counsel  and  Secretary  in  August  1997.  He served as  Vice President,  General  Counsel and Secretary  from May 1996 to August 1997. Prior to joining Apria,  Mr.  Holcombe  served as Senior Vice  President and  General  Counsel for  The  Cooper  Companies, Inc.,  a  diversified  specialty  healthcare  company, from
                                      December 1989 to April 1996.

James E. Baker, 48 ................   Vice  President,  Controller.  Mr. Baker  has  served  as Vice  President, Controller of
                                      Homedco and,  subsequently,  Apria, since August 1991. He served as Corporate Controller of Homedco from November 1987 to August 1991.



                                  RISK FACTORS

     This report contains forward-looking statements, which are subject to numerous factors (many of which are beyond the company's control) which could cause actual results to differ materially from those in the forward-looking statements. Such forward looking statements include, but are not limited to, statements as to anticipated future results, developments and occurrences set forth or implied:

- under the caption "Business - Business Strategy" and elsewhere in this report as to measures being undertaken to improve profitability, and plans for the future
- under the caption "Business - Organization and Operations - Operating Systems and Controls"
- under the caption "Business - Organization and Operations - Receivables Management"
- under the caption "Business - Government Regulation - Medicare and Medicaid Reimbursement"
- under the caption "Business - Government Regulation - Internal Controls"
- under the caption "Legal Proceedings" and elsewhere in this report concerning the outcome of pending legal proceedings
- under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations"
- under the caption "Quantitative and Qualitative Disclosures about Market Risk"
- under the caption "Notes to Consolidated Financial Statements - Notes 1,7 and 11"

     Apria has identified below important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE - APRIA'S FAILURE TO MAINTAIN OR IMPROVE ITS CONTROLS AND PROCESSES OVER BILLING AND COLLECTING OR THE DETERIORATION OF THE FINANCIAL CONDITION OF ITS PAYORS COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Apria had experienced high levels of accounts receivable write-offs subsequent to the 1995 Abbey/Homedco merger caused by the disruptive effects of system conversions and process changes. In 1999, accounts receivable write-offs decreased significantly from the levels experienced in the last few years. Additionally, days sales outstanding have been 56 days or fewer for each of the last five quarters, compared to a range of 87 to 111 days during 1996 and 1997. Despite these improvements, collection of accounts receivable remains one of Apria's biggest challenges, requiring constant focus and involvement by senior management and ongoing enhancements to information systems and billing center operating procedures. Further, some of Apria's payors may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. There can be no assurance that Apria will be able to maintain its current levels of collectability and days sales outstanding in future periods. If Apria is unable to properly bill and collect its accounts receivable, results will be adversely affected. See "Business - Organization and Operations - Receivables Management" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

MEDICARE REIMBURSEMENT RATES - CONTINUED REDUCTIONS IN MEDICARE REIMBURSEMENT RATES COULD HAVE A MATERIAL ADVERSE EFFECT ON RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Pursuant to the provisions of the Medicare Reform Act of 1997, the Medicare reimbursement rates for home oxygen therapy and respiratory drugs were reduced by 25% and 5%, respectively, effective January 1, 1998. An additional reimbursement reduction of 5% on home oxygen therapy was effective on January 1, 1999. Also included in the Medicare Reform Act of 1997 was a freeze on Consumer Price Index-based reimbursement rate increases for 1998 through 2002 as well as other provisions which may impact reimbursement rates in the future. The Medicare Balanced Budget Refinement Act of 1999, which was passed on November 29, 1999, provides some relief from the Consumer Price Index-based reimbursement rate freeze and other provisions contained in the Medicare Reform Act of 1997. However, there can be no assurance that further reimbursement reductions will not be made. See "Business - Government Regulation - Medicare and Medicaid Reimbursement".

FEDERAL INVESTIGATIONS - THE OUTCOME OF THE INVESTIGATIONS OF APRIA'S MEDICARE, MEDICAID AND OTHER BILLING PRACTICES THAT THE U.S. GOVERNMENT IS CURRENTLY CONDUCTING COULD HAVE A NEGATIVE IMPACT ON APRIA'S OPERATIONS AND FINANCIAL CONDITION.

     Apria has received a number of subpoenas and document requests from U.S. Attorneys' offices and from the U.S. Department of Health and Human Services. The subpoenas and requests generally ask for documents, such as patient files, billing records and other documents relating to billing practices, related to the company's patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government in connection with these investigations and is responding to the document requests and subpoenas. On July 8, 1999, Apria announced that the company had received notification that the U.S. Attorney's office in Sacramento has closed its criminal investigation file relating to eight subpoenas that had been issued by that office.

     Apria has acknowledged that there may be errors and omissions in supporting documentation affecting a portion of its billings. If the U.S. Department of Justice were to conclude that such errors and omissions constituted criminal violations, or were to conclude that such errors and omissions resulted in the submission of false claims to federal healthcare programs or significant overpayments by the government, Apria could face criminal charges and/or civil claims for refunds, administrative sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including exclusion of Apria from participation in federal healthcare programs. Apria believes that the assertion of criminal charges would be unwarranted and that the company would be in a position to assert numerous meritorious defenses in the event that any material civil claims are asserted. However, no assurance can be provided as to whether any such charges or claims will be asserted or as to the outcome of any possible proceedings that may result from any such assertion of charges or claims.

OPERATING SYSTEMS AND CONTROLS - APRIA'S IMPLEMENTATION OF SIGNIFICANT SYSTEM MODIFICATIONS TO ADDRESS SYSTEM PROBLEMS EXPERIENCED IN PRIOR PERIODS COULD HAVE A DISRUPTIVE EFFECT ON BILLING AND COLLECTION ACTIVITY AND COULD ULTIMATELY HAVE A SIGNIFICANT NEGATIVE IMPACT ON RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Following the 1995 merger of Apria's two predecessor corporations, the company has been adversely affected by difficulties in establishing a common field information system for accurate order entry, pricing, billing, collections and monitoring, as well as by ongoing operational problems such as high turnover and training issues. To address these issues, management performed an evaluation of its systems. A significant determination of the evaluation is that Apria is at some risk in continuing to run its infusion billing system on its current platform, which is no longer supported by the computer industry. To mitigate this particular risk, address certain other weaknesses of the current systems and to position itself to meet future needs, Apria embarked on a reengineering of the systems with the primary focus on order entry, billing and accounts receivable. Some of the various projects include a rewriting of the order entry, billing and accounts receivable modules and the installation of supply chain management software to replace the inventory and purchasing modules. The processing of transactions for all product lines, including infusion therapy, will be addressed by these changes. There can be no assurance that the system modifications will resolve the problems experienced in prior periods and the implementation of these system changes could have a disruptive effect on billing and collection activity. See "Business - Organization and Operations - Operating Systems and Controls".

GOVERNMENT  REGULATION;   HEALTHCARE  REFORM -  NON-COMPLIANCE   WITH  LAWS  AND
REGULATIONS APPLICABLE TO APRIA'S BUSINESS AND FUTURE CHANGES IN THOSE LAWS AND REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON APRIA.

     Apria is subject to stringent laws and regulations at both the federal and state levels, requiring compliance with burdensome and complex billing, substantiation and record-keeping requirements. Financial relationships between Apria and physicians and other referral sources are subject to strict and ambiguous limitations. In addition, the provision of services, pharmaceuticals and equipment are subject to strict licensing and safety requirements. Violations of these laws and regulations could subject Apria to severe fines, facility shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid.

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

PRICING  PRESSURES  -  APRIA   BELIEVES  THAT  CONTINUED   PRESSURE   TO  REDUCE
HEALTHCARE COSTS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

     The current market continues to exert pressure on healthcare companies to reduce healthcare costs, resulting in reduced margins for home healthcare providers such as Apria. Larger buyer and supplier groups exert additional pricing pressure on home healthcare providers. These include managed care organizations, which control an increasing portion of the healthcare economy. Apria has a number of contractual arrangements with managed care organizations and other parties, although no individual arrangement accounted for more than 8% of Apria's net revenues in 2000. Certain competitors of Apria may have or may obtain significantly greater financial and marketing resources than Apria. In addition, relatively few barriers to entry exist in local home healthcare markets. As a result, Apria could encounter increased competition in the future that may increase pricing pressure and limit its ability to maintain or increase its market share. See "Business - Sales" and "Business - Competition".

ACQUISITION STRATEGY - APRIA MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT ITS ACQUISITION STRATEGY WHICH COULD HAVE AN ADVERSE EFFECT ON RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     In pursuing its acquisition strategy, Apria may have difficulty identifying appropriate acquisition candidates and consummating transactions, and the process of integrating newly acquired businesses may be costly and disruptive. In addition, Apria may not have sufficient available funds to pursue its acquisition strategy. Apria's credit agreement was recently amended to permit additional acquisitions with an aggregate purchase price of up to $125 million through August 9, 2001, the scheduled maturity date of the agreement. Through March 20, 2000, Apria had expended approximately $25 million of its acquisition limit. If Apria is not successful in integrating acquired businesses, results will be adversely affected. See "Business - Business Strategy".

UPCOMING MATURITY OF LONG-TERM DEBT - APRIA MAY NOT BE ABLE TO SUCCESSFULLY REFINANCE ITS LONG-TERM DEBT ON OR BEFORE MATURITY, WHICH COULD ADVERSELY AFFECT THE FINANCIAL HEALTH OF APRIA.

     Apria's credit agreement, under which it had total borrowings of $219 million at December 31, 1999, matures on August 9, 2001. Apria's $200 million 9 1/2% senior subordinated notes are due November 1, 2002. Apria may need to refinance all or a portion of its indebtedness on or before maturity. Apria cannot provide assurance that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


ITEM 2.  PROPERTIES

     Apria's headquarters are located in Costa Mesa, California and consist of approximately 112,000 square feet of office space. The lease expires in 2001. Apria has approximately 350 branch facilities serving patients in all 50 states. These branch facilities are typically located in light industrial areas and average approximately 10,500 square feet. The typical facility is a combination warehouse and office, with approximately 50% of the square footage consisting of warehouse space. Apria leases substantially all of its facilities with lease terms of ten years or less.


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

     Apria has received a number of subpoenas and inquiries from government agencies requesting documents related to the company's billing for patients whose healthcare costs are paid by Medicare and other federal programs. See "Business - Risk Factors - Federal Investigations".

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



                                     PART II

ITEM 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
         MATTERS

     Apria's common stock is traded on the New York Stock Exchange under the symbol AHG. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share of Apria common stock:

                                                   High           Low
                                                   ----           ---
Year ended December 31, 1999
----------------------------
  First Quarter                                  $12.0000       $ 7.1250
  Second Quarter                                  22.0625        11.5000
  Third Quarter                                   20.5000        12.5625
  Fourth Quarter                                  18.0000        12.3125


Year ended December 31, 1998
----------------------------
  First Quarter                                  $14.1250       $ 8.3125
  Second Quarter                                  10.0000         6.0625
  Third Quarter                                    7.1875         4.0000
  Fourth Quarter                                   9.0625         2.5625

     As of March 15, 2000 there were 751 holders of record of Apria common stock. Apria has not paid any dividends since its inception and does not intend to pay any dividends on its common stock in the foreseeable future. Apria has a credit agreement which prohibits the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of Apria for the five years ended December 31, 1999. The data set forth below have been derived from the audited Consolidated Financial Statements of Apria and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                                              Year Ended December 31,
                                                        -----------------------------------------------------------------
                                                          1999(1)      1998(2,3)    1997(2,4)     1996(2,5)   1995(5,6,7)
                                                        ----------   ------------  -----------   -----------  -----------
                                                                     (in thousands, except per share amounts)
Statements of Operations Data:
Net revenues ........................................   $  940,024   $  933,793    $1,180,694    $1,181,143   $1,133,600
Gross profit ........................................      672,110      603,098       729,512       780,468      772,601
Income (loss) from continuing operations
   before extraordinary items .......................      204,135     (207,938)     (272,608)       33,300      (71,478)

Net income (loss) ...................................      204,135     (207,938)     (272,608)       33,300      (74,476)

Per share amounts:
    Income (loss) from continuing operations
       before extraordinary items ...................   $     3.93   $    (4.02)   $    (5.30)   $     0.66    $   (1.52)
    Basic income (loss) per common share ............   $     3.93   $    (4.02)   $    (5.30)   $     0.66    $   (1.58)

Per share amounts - assuming dilution:
    Income (loss) from continuing operations
       before extraordinary items ...................   $     3.81   $    (4.02)   $    (5.30)   $     0.64    $   (1.52)
    Diluted income (loss) per common share ..........   $     3.81   $    (4.02)   $    (5.30)   $     0.64    $   (1.58)

Balance Sheet Data:
Working capital .....................................   $   79,644   $   14,929    $  169,090    $  311,991    $ 198,630
Total assets ........................................      629,051      496,598       757,170     1,149,110      979,985
Long-term obligations, including current maturities..      417,729      488,586       548,905       634,864      500,307
Stockholders' equity (deficit) ......................       75,469     (131,657)       74,467       342,935      284,238

(1) As described in Item 7 and in Note 7 to the Consolidated Financial Statements, net income for 1999 reflects an income tax benefit of $131.0 million that was primarily attributable to the release of the company's valuation allowance in the fourth quarter of 1999.

(2) As described in Item 7, Apria recorded significant charges to provide for estimated losses related to accounts receivable. In 1998, $18.3 million was recorded to increase the allowance for revenue adjustments and $22.7 million was charged to increase the allowance for doubtful accounts. These charges relate primarily to changes in collection policies and in conjunction with certain portions of the business from which the company exited. Apria recorded charges of $40.0 million and $32.3 million in 1997 and 1996, respectively, to increase the allowance for revenue adjustments and $61.4 million and $9.0 million in 1997 and 1996, respectively, to increase the allowance for doubtful accounts. These charges were due primarily to the residual effects of the 1995 and 1996 facility consolidations and system conversions effected in conjunction with the 1995 Abbey/Homedco merger.

(3) As described in Item 7 and in Notes 3, 4 and 13 to the Consolidated Financial Statements, the operations data for 1998 include impairment charges of $76.2 million to write down the carrying values of intangible assets and $22.2 million to write-off information systems hardware, internally-developed software and assets associated with the exit of portions of the business.

(4) As described in Item 7 and in Notes 3, 4, 7 and 13 to the Consolidated Financial Statements, the operations data for 1997 include significant adjustments and charges to write down the carrying values of intangible assets and information systems hardware and internally-developed software of $133.5 million and $26.8 million, respectively, to increase the valuation allowance on deferred tax assets by $30.0 million, and to provide for estimated shortages related to patient service assets inventory of $33.1 million.

(5) The per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share. For further discussion, see Note 8 to the Consolidated Financial Statements.

(6) In 1995, Apria incurred charges related to merger, restructuring and integration activities in conjunction with the 1995 Abbey/Homedco merger.

(7)  The  Statements of  Operations  and Balance Sheet Data reflect the June 28,
     1995  Abbey/Homedco  merger  using  the   pooling-of-interests   method  of
     accounting.


     Apria did not pay any cash dividends on its common stock during any of the periods set forth in the table above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home throughout the United States through its approximately 350 branch locations. Management measures operating results on a geographic basis and, therefore, views each branch as an operating segment. All the branches offer the same services, except that infusion services are not offered in all the geographic markets in which the company operates. For financial reporting purposes, all the company's operating segments are aggregated into one reportable segment.

     BACKGROUND. In July 1998, after an evaluation of the business, Apria's management adopted a strategic plan designed to improve the company's performance. The key elements of the strategy are: (1) remain in the core businesses, with an increased emphasis on respiratory therapy, (2) withdraw from unprofitable components of the business, including the infusion therapy service line in certain geographic areas, (3) institute a comprehensive cost reduction and capital conservation program, (4) pursue expansion through internal growth and acquisitions, and (5) reexamine the debt and capital structure of the company. Significant actions taken by management since it adopted the strategic plan include the sale of the California component of the infusion therapy service line ("the infusion sale"), the exit of the infusion therapy service line in Texas, Louisiana, West Virginia, western Pennsylvania and downstate New York and the consolidation or closure of certain small branch locations throughout the United States. Other significant actions include the termination of plans to proceed with the capital-intensive implementation of an enterprise resource planning system, a significant reduction of corporate and regional labor and general administrative costs and the development of a comprehensive plan to capture cost savings in the areas of purchasing, distribution and inventory management. Further, amendments to Apria's credit agreement resulted in, among other items, significant prepayments against its bank loans to reduce long-term debt and the ability to complete up to $125 million in acquisitions and repurchase up to $50 million of Apria's common stock.

     TAX BENEFIT. Net income for 1999 reflects a tax benefit of $131.0 million attributable to the release of a previously established valuation allowance. The recognition of the tax benefit is a non-recurring item and while it does not impact cash flow or operating income, it does have the effect of increasing reported net income and net income per common share. See "Results of Operations
- Income Taxes".


RESULTS OF OPERATIONS

     NET REVENUES. Substantially all of Apria's revenues are reimbursed by third party payors, including Medicare, Medicaid and managed care organizations. Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required in recording net revenues. Inherent in these estimates is the risk that they will have to be revised or updated, and the changes recorded in subsequent periods, as additional information becomes available to management.

     Net revenues increased to $940.0 million in 1999, up from $933.8 million in 1998. The primary reasons for the increase are new contracts with regional and national payors, the acquisition of complementary businesses and price increases in certain managed care agreements. Net revenues increased in 1999 despite the third quarter 1998 exit from the infusion therapy service line in certain geographic markets, the 5% reduction in Medicare reimbursement rates in 1999 for home oxygen therapy, and the exit from contractual arrangements that were not meeting minimum profitability standards. These factors are discussed more fully in the service line sections below.

     Net revenues for 1998 decreased 21% from 1997 levels. A number of factors contributed to the decline, including the 25% reduction in Medicare reimbursement rates for home oxygen therapy. Further, in June of 1997, Apria determined that its strategy to focus on increasing the managed care market share had negatively impacted its financial performance, particularly for infusion therapy, because of significant managed care price compression, difficulties in billing and collecting from managed care organizations and related losses of traditional referral business. In response to these conditions, management reevaluated its strategies and began efforts to exit certain managed care contracts not meeting minimum profitability thresholds, as well as certain lower-margin service lines and began to reemphasize traditional referral-based business from sources such as physicians, hospitals, medical groups and home health agencies.

     Service lines targeted for exit in 1997 included medical supplies, women's health and nursing management, which represented annual revenues of approximately $55.8 million. Some portion of the medical supply and nursing business is continuing due to core service line customer requirements. Through the end of 1997, Apria had exited contracted business representing approximately $25 million in annual revenues. The contract review process continued into 1998 resulting in the termination of additional contracts totaling approximately $19 million in annual revenues. A consequence of the initiatives to exit certain service lines and to exit certain low-margin managed care contracts was the loss of related business that Apria would have preferred to retain.

     In addition to the specific quantifiable reductions to revenue mentioned above, 1998 revenues were adversely impacted by various other factors. In mid-1997 Apria began a process to explore the feasibility of entering into a transaction such as a sale, merger or recapitalization. Apria entered into an agreement for a recapitalization transaction during the first quarter of 1998 which was subsequently terminated. The entire process created an environment of uncertainty, both within Apria and with its customers and business partners. During this same period there were a number of changes in senior management and to the Board of Directors, which added to the distraction and raised more uncertainty. These issues led Apria to be characterized in a very negative light in articles appearing in various newspapers and trade journals. Also, during this period of turmoil, Apria found it very difficult to attract and retain quality sales personnel, which left many geographic sales territories lacking sufficient coverage to compete effectively. All of these factors adversely impacted 1998 revenues, but attributing dollar amounts to each is not feasible.

     The following table sets forth a summary of net revenues by service line:

                                                 Year Ended December 31,
                                              -----------------------------
                                               1999       1998        1997
                                               ----       ----        ----
                                                      (in millions)

     Respiratory therapy...................   $  599     $  553      $  606
     Infusion therapy......................      179        211         281
     Home medical equipment/other..........      162        170         294
                                              ------     ------      ------
          Total net revenues..............    $  940     $  934      $1,181
                                              ======     ======      ======

     Respiratory Therapy. Pursuant to the provisions of the Medicare Reform Act of 1997, the Medicare reimbursement rates for home oxygen therapy and respiratory drugs were reduced by 25% and 5%, respectively. This reduction was effective January 1, 1998 and was followed by an additional 5% reduction in reimbursement rates for home oxygen therapy that became effective January 1, 1999. The estimated decrease in 1999 and 1998 revenues and operating income resulting from these reimbursement reductions is approximately $10 million and $57 million, respectively. Also included in the Medicare Reform Act of 1997 was a freeze on Consumer Price Index-based increases from January 1, 1998 until 2002. A provision of the Medicare Balanced Budget Refinement Act of 1999, which is discussed more fully below, provides some relief from this freeze through limited reimbursement increases in 2001 and 2002.

     Despite the additional 5% Medicare reimbursement rate reduction, respiratory therapy revenues increased by 8.3% in 1999. This increase is largely due to a sales focus on the higher-margin respiratory service line and the impact of acquisitions consummated in 1999. See "Liquidity & Capital Resources - Business Combinations".

     Infusion Therapy. The decrease in infusion therapy revenues in 1999 as compared to 1998 is directly attributable to the exit of the infusion service line in selected areas. The exit reduced 1999 revenues by approximately $40 million. The infusion line in 1999 was also impacted by the termination of low-margin contracts. These decreases were offset somewhat by growth in the remaining geographic areas in which Apria engages in the infusion business.

     The decrease in infusion therapy revenues in 1998, as compared to 1997, is primarily due to the termination of unprofitable contracts and formidable competition at the local and national levels. Also impacting 1998 infusion therapy revenues was the exit of the infusion service line in certain geographic markets. The decision was made at the end of the third quarter of 1998 and the transition out of the service line in substantially all of the selected areas took place in the fourth quarter of 1998. The impact on 1998 revenues during the transition period was a reduction of approximately $9.5 million.

     Home Medical Equipment/Other. Home medical equipment/other revenues decreased by 4.7% in 1999 when compared to 1998. The decrease was primarily attributable to the sales focus on the higher-margin respiratory therapy service line, the contract review process and to, a lesser extent, decreases in the medical supply and nursing lines that Apria began exiting in late 1997.

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

     The Consumer Price Index-based Medicare reimbursement issues discussed above are also applicable to the home medical equipment/other line.

     Revenue Adjustments. Due to the complexity of many third-party billing arrangements and uncertainty of reimbursement amounts for certain services and/or from certain payors, adjustments to billed amounts are fairly common and are typically identified and recorded at the point of cash application, claim denial or upon account review. Examples of such revenue adjustments include subsequent changes to estimated revenue amounts or denials for services not covered due to changes in the patient's coverage, failure subsequent to service delivery to obtain written confirmation of authorization or other necessary documentation, and differences in contract prices due to complex contract terms or a biller's lack of familiarity with a contract or payor. Further, increases in average collection periods result in a high level of unidentified revenue adjustments accumulating in accounts receivable. Subsequent to the system conversions and branch consolidations effected in 1995 and 1996, Apria experienced increasing levels of revenue adjustments. The related disruptions and employee turnover impeded normal processing and account reviews and resulted in a high rate of billing problems. Although management took a number of steps to address the billing and collection problems, the high levels of revenue adjustments persisted. Due to the existence of unidentified revenue adjustments in accounts receivable, management estimates and records an allowance for such adjustments. In 1998 and 1997, management recorded adjustments to reduce revenues and accounts receivable by $18.3 million and $40.0 million, respectively. In 1999, the level of revenue adjustments decreased significantly from the levels experienced in the last few years and days sales outstanding have been 56 days or fewer for each of the last five quarters, compared to a range of 87 to 111 days during 1996 and 1997. Management is continuing to take a number of steps to further reduce the frequency of revenue adjustments as discussed below. See "Liquidity and Capital Resources - Accounts Receivable".

     Medicare Reimbursement Update. The Medicare Balanced Budget Refinement Act of 1999 provides Apria and the home healthcare industry with some relief from the effects of certain provisions contained in the Medicare Reform Act of 1997. Among the relief items included in the Medicare Balanced Budget Refinement Act of 1999 that are pertinent to Apria is a limited increase in Medicare reimbursement for durable medical equipment, supplies and oxygen in 2001 and 2002. Also included is a provision that will delay any reimbursement reductions for home medical equipment that may result from an inherent reasonableness procedure. Further, the Medicare Balanced Budget Refinement Act of 1999 includes a provision that excludes home medical equipment, including oxygen, from changes in payment rules related to products and services provided through home health agencies.

     GROSS PROFIT. Gross margins were 71.5% in 1999, 64.6% in 1998 and 61.8% in 1997. Much of the improvement in 1999 is attributable to the continued exit from low-profit service lines and contracts and the increase in the share of the higher-margin respiratory therapy line relative to total business. Also, improved pricing negotiated for inventory, patient service equipment and related goods improved margins in 1999. Further, in early 1999, management began implementing standardization initiatives and optimal operating models intended to achieve cost savings and operational efficiencies in the functional areas of purchasing and supply management, inventory management and vehicle fleet and delivery management. By the end of 1999, the implementation was substantially complete.

     Gross margin improvement in 1999 was also impacted by the following charges recorded at September 30, 1998 and reflected in the 1998 gross margins: $5.4 million to settle certain procurement contracts, $3.5 million to provide for oxygen cylinder losses, $2.8 million to provide for losses and obsolescence in inventory and patient service equipment and $3.5 million related to the exit of the infusion service line in selected markets. Despite these charges, Apria's gross margin improved in 1998, when compared to 1997. This improvement was primarily attributable to eliminating contracts not meeting profitability standards and was realized despite the decrease in revenues due to the Medicare reimbursement rate reductions and the third quarter charges listed above. Reflected in Apria's gross margins for 1997 were charges of $23.0 million and $10.1 million recorded in the second and fourth quarters, respectively, to increase the inventory and patient service equipment reserves.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts as a percentage of net revenues was 3.7%, 8.1% and 10.3% in 1999, 1998 and 1997, respectively. The decrease in 1999 in the provision for doubtful accounts, as a percentage of net revenues, is largely attributable to an improvement in the aging of accounts receivable. This improvement is demonstrated by a decrease in the 12-month average of accounts aged in excess of 180 days from 29.2% of total accounts receivable in 1998 to 22.2% in 1999, which management believes is due to the process and system improvements it has implemented. See "Liquidity and Capital Resources - Accounts Receivable".

     The 1998 provision for doubtful accounts includes: $12.1 million to increase the allowance for doubtful accounts due to a change in management's collection policy, $1.5 million for specific uncollectible accounts and $9.1 million to increase the allowance for doubtful accounts on accounts receivable associated with the infusion sale and other business closures. In August 1998, management reviewed the historic performance and collectibility of Apria's accounts receivable portfolio. Management considered the continued high-level of bad debt write-offs and reviewed its existing policies and procedures for estimating the collectibility of its accounts receivable. In response, management decided to change the collection policy and formally shifted the focus of the collection function to the more current balances and assigned the older accounts to outside collection agencies. Management believes this concentration on more current balances limits the amount of receivables that age. Consequently, the accounts that do age will undoubtedly be receivables where collection will be difficult. With this change in collection policy, management revised its estimate of the allowance for doubtful accounts in 1998 by increasing the allowance related to balances over 180 days outstanding. Accordingly, management recorded an adjustment in the third quarter of 1998 to increase the allowance for doubtful accounts by $12.1 million. See "Liquidity and Capital Resources - Accounts Receivable".

     The 1997 provision for doubtful accounts included adjustments of $55.0 million and $6.4 million recorded in the second and fourth quarters, respectively, to increase the allowance for doubtful accounts. The second quarter adjustment was necessary because improvement in the aging of accounts receivable and in collection timing and rates did not meet expectations.
Management had expected the impact of the 1996 field information system conversions and high turnover among billing and collection personnel to substantially reverse by the middle of 1997. However, the dollar amount and percentage of accounts aged over 180 days at May 31, 1997 remained comparable to the December 31, 1996 amount and days sales outstanding had decreased by only five days. Additionally, Apria had just changed its business strategy to review its managed care contracts and exit those not meeting profitability standards and to exit unprofitable service lines such as supplies and nursing that were attractive to many managed care customers. These strategies put Apria's relationship with certain of its managed care customers in jeopardy, which when coupled with the company's poor experience in collecting receivables with managed care payors, heightened management's concerns. Due to the managed care issues and the failure to realize the expected increases in collections and improvement in the aging, management increased its allowance estimate for accounts aged over 180 days to provide for write-offs of older accounts expected to be taken in the ensuing months. The adjustment also provided for an increased allowance estimate for accounts aged less than 180 days, necessitated by billing and collection difficulties that continued into early 1997. The fourth quarter adjustment resulted primarily from refinements to Apria's allowance estimation procedures made in conjunction with management's year-end analysis of accounts receivable. Specifically, based on tests of subsequent realization and review of patient billing files at selected billing locations, further increases were made to the percentages applied to Apria's accounts receivable aging to estimate allowance amounts. In addition, due to an increasing tendency for certain managed care payors to accumulate significant amounts of patient balances, a specific review and allowance estimation was performed for payors with large aggregate patient balances. See "Liquidity and Capital Resources - Accounts Receivable".

     SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expenses as a percentage of net revenues was 54.7%, 61.6% and 52.2% for 1999, 1998, and 1997, respectively. The improvement in 1999, as compared to 1998 is largely attributable to the realization of the benefit for a full year in 1999 of various cost reduction measures that were effected in 1998, such as labor force reductions and facility consolidations. Further, as discussed more fully above, the standardization initiatives implemented in 1999 in the functional areas of purchasing and supply management and vehicle fleet and delivery management improved the selling, distribution and administrative line.

     Also contributing to the decrease in selling, distribution and administrative expenses in 1999, as compared to 1998, are the following charges that were recorded in the third quarter of 1998: $3.8 million loss on the infusion sale, $1.8 million to record certain costs associated with business closures, $3.9 million in severance, stay bonuses and other employee costs and $2.0 million in lease liability on vacant facilities due to facility consolidation activities.

     The increase in selling, distribution and administrative expenses as a percent of revenue from 1997 to 1998 is directly attributable to the lower revenue base in 1998. Actual expenses for 1998 decreased $41.2 million from the previous year. In response to the reduction in revenues, management took steps to reduce costs, the most significant of which was a reduction in the company's labor force which commenced in the fourth quarter of 1997 and continued throughout 1998. From September 30, 1997 to December 31, 1998, Apria reduced its full-time equivalent employees by approximately 1,700. The majority of the labor reductions made in 1998 resulted from the third quarter reorganization of Apria's field operations into 16 geographic regions (previously 23, currently
15) and through the elimination of positions at the company's corporate headquarters.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets was $8.0 million, $12.5 million and $16.8 million in 1999, 1998 and 1997, respectively. The decreases in 1999 and 1998 are due to the write-off of impaired goodwill of $76.2 million in the third quarter of 1998 and $133.5 million in the fourth quarter of 1997. The resulting reduction in amortization expense was offset slightly by a reduction in the amortization period for infusion-related goodwill from 40 years to 20 years as of the beginning of 1998. The reduction in amortization expense in 1999 was further offset by additional amortization expense that was incurred due to the intangible assets recorded in conjunction with acquisitions effected in 1999. See "Liquidity & Capital Resources - Business Combinations".

     IMPAIRMENT OF INTANGIBLE ASSETS. In 1998, the deterioration in the infusion therapy industry and Apria's decision to withdraw from the infusion service line in certain geographic markets served as indicators of potential intangible asset impairment. Other indicators of potential impairment identified by management included the company's depressed common stock price, failure to meet its already lowered financial expectations, the threat of continued Medicare reimbursement reductions, government investigations against the company, slower than expected progress in improving its revenue management process, and collection difficulties resulting from reported financial problems within major managed care organizations with which the company does business. Therefore, management conducted an evaluation of the carrying value of the company's recorded intangible assets and considered current and anticipated industry conditions, recent changes in its business strategies, and current and anticipated operating results. The evaluation resulted in an impairment charge of $76.2 million which was recorded in the third quarter of 1998. The charge included a write-off of $4.8 million in intangible assets associated with the exit of the infusion service line in certain areas.

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

     For purposes of assessing impairment, assets were grouped at the branch level, which is the lowest level for which there are identifiable cash flows that are largely independent. A branch location was deemed to be impaired if the company's estimate of undiscounted cash flows was less than the carrying amount of the long-lived assets and goodwill at the branch. In estimating future cash flows, management used its best estimates of anticipated operating results over the remaining useful life of the assets where, in the case of the 1997 computation, the useful life is the amortization period before giving effect to the reduction in the infusion goodwill from 40 to 20 years. For those branches identified as impaired, the amount of impairment was measured by comparing the carrying amount of the long-lived assets and goodwill to the estimated fair value for each branch. Fair value was estimated using a valuation technique based on the present value of the expected future cash flows.

     IMPAIRMENT OF LONG-LIVED ASSETS AND INTERNALLY-DEVELOPED SOFTWARE. One of the actions taken in 1998 was the termination of the project to implement an enterprise resource planning system. Accordingly, Apria wrote off related software and other capitalized costs of $7.5 million in the third quarter of 1998. As part of the decision to terminate the enterprise resource planning project, management evaluated its current systems to determine their long-term viability in the context of Apria's new overall strategic direction. It was determined that Apria was at some risk in continuing to run the infusion billing system on a platform which is no longer supported by the computer industry. To mitigate the risk, Apria is converting the infusion system to an industry-supported operating platform. Also, Apria effected a number of enhancements to the systems which rendered certain previously-developed modules obsolete. Further, pharmacy and branch consolidations and closures rendered a variety of computer equipment obsolete. Due to its age and technological obsolescence, it was deemed to have no future value. As a result of these actions, Apria recorded an impairment charge of $11.9 million at September 30, 1998. Apria also recognized additional asset impairments during 1998 of $1.4 million in conjunction with the exited service lines and $1.4 million related to other facility closures and consolidations.

     During 1997, management reevaluated its current information systems in light of year 2000 risks and ongoing operational difficulties and concluded that significant additional costs would be necessary to adequately correct system deficiencies and improve functionality. Accordingly, the decision was made to replace Apria's systems, including internally-developed software, with a large scale, fully-integrated enterprise resource planning system. A two-year development and implementation plan was approved by the Board of Directors in December 1997. The project was subsequently terminated as discussed above. In light of the evaluation and decisions made during 1997, management reviewed the carrying value of the capitalized software and recorded an impairment charge of $20.2 million. The charge included (1) a $3.9 million reduction to the carrying value of Apria's branch information system ("ACIS") program development costs,
(2) an $11.4 million write-off of costs associated with ACIS implementation and conversion, and (3) a $4.9 million write-off of costs of a specialized telecommunications software program developed for ApriaDirect, a clinical program that was discontinued in December 1997. In connection with management's evaluation of Apria's internally-developed software, management also conducted a review of the company's computer hardware, including telecommunications equipment. Equipment with a carrying value of $6.6 million was identified as functionally obsolete or no longer in use and was written off in 1997.

     INTEREST EXPENSE. Interest expense was $42.5 million in 1999, $46.9 million in 1998 and $50.4 million in 1997. The decrease in 1999 is directly attributable to the reduction in long-term debt, but was offset by higher interest rates incurred on the bank loans as a result of the amended and restated credit agreement that was placed into effect in November 1998. Primarily due to payments of $74.8 million made on its long-term debt in 1999, Apria's cash balances have decreased from $75.5 million at December 31, 1998 to $20.5 million at December 31, 1999, which resulted in a decrease in interest income.

     The decrease in 1998, when compared to 1997, was also due to lower long-term debt levels as offset by higher interest rates. Apria's effective interest rate increased steadily during 1998 because the company did not meet the required levels of funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), which was the financial ratio that governed the applicable interest rate margin available to the company. Apria's cash balances increased from $16.3 million at December 31, 1997 to $75.5 million at December 31, 1998. The interest income from the accumulated cash reserves helped to mitigate the impact of higher effective interest rates. See "Liquidity and Capital Resources - Long-term Debt".

     INCOME TAXES. The income tax benefit for 1999 is $131.0 million, and is primarily attributable to the release of the company's $158.9 million valuation allowance. Management evaluated the available evidence in determining the realizability of the net deferred tax assets at December 31, 1999. Management concluded it is more likely than not that the company will realize its net deferred tax assets. In reaching this conclusion, significant weight was given to the company's continued quarterly and 1999 annual profitability under new management. Additional positive evidence consisted of the divestiture of unprofitable service lines, the stabilization of reimbursement rates in the current year, and management's ability to develop and achieve internal financial forecasts.

     At December 31, 1999, Apria had net operating loss carryforwards ("NOLs") for federal income taxes of approximately $225 million, expiring in varying amounts in the years 2003 through 2013 and other net deductible items of approximately $125 million that are expected to be realized in future periods. Management believes that its strategies will result in sufficient taxable income during the carryforward period to utilize Apria's NOLs.

     Income tax expense for 1998 amounted to $3.0 million, which was primarily state taxes payable on a basis other than, or in addition to, taxable income. The remaining amount of income tax expense included estimated settlement amounts for in-progress state tax audits. Certain of these tax expense items resulted in increases to deferred tax assets for which no benefit was recorded in 1998 due to offsetting increases to the valuation allowance.

     Income tax expense for 1997 amounted to $36.6 million and included $30.0 million to increase the valuation allowance for deferred tax assets due to recurring tax losses and lower estimates of future taxable income. The remaining amount of income tax expense included estimated state taxes payable based on factors other than income, estimated settlement amounts for in-progress state tax audits, foreign taxes related to the sale in 1997 of Apria's 15% equity interest in a United Kingdom-based company and the settlement amount paid on an examination of Apria's federal tax returns for 1992 through 1995. Certain of these tax expense items resulted in increases to deferred tax assets for which no benefit was recorded in 1997 due to offsetting increases to the valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING CASH FLOW. Cash provided by operating activities in 1999 was $80.0 million as compared to $133.9 million in 1998 and $104.1 million in 1997. In addition to the significant increase in net income in 1999, operating cash flow in 1999 compared to 1998 was impacted by changes in working capital requirements and expenditures for capitalized patient service equipment. With the implementation of the new strategy in late 1998, Apria experienced consecutive quarter-over-quarter growth in revenues and increases in net income and EBITDA throughout 1999. With this growth, Apria's working capital needs increased. In 1999, operating assets and liabilities had a net increase of $60.4 million, compared to a net decrease of $43.6 million in 1998. Purchases of capitalized patient service equipment increased by $28.3 million in 1999 compared to 1998 to support growth in the respiratory therapy patient base.

     The primary reasons for the improvement in operating cash flow in 1998, as compared to 1997, was the decrease in accounts receivable as compared to a significant increase in 1997. Also contributing to the increase in 1998 operating cash flow was a reduction in net purchases of patient service equipment over 1997 levels and the fact that less cash was used in 1998 due to the timing of payments against accounts payable.

     ACCOUNTS RECEIVABLE. Accounts receivable before allowance for doubtful accounts increased by $26.8 million during 1999. The increase is largely attributable to a trend of quarter-over-quarter revenue increases that began in the fourth quarter of 1998 and continued throughout all of 1999. Also, cash collected was 98.9% of net revenues in 1999, down from 110.8% in 1998 and days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) was 56 days at December 31, 1999 compared to 53 days at December 1998.

     Other accounts receivable indicators monitored by management show improvement in 1999 when compared to recent years. As indicated above in "Results of Operations - Provision for Doubtful Accounts", the 12-month average of accounts aged in excess of 180 days as a percentage of total accounts receivable decreased in 1999 when compared to 1998. Write-offs of accounts receivable totaled $128 million in 1999, down from $246 million written-off in 1998.

     Despite the improvements in accounts receivables in 1999, collection of its accounts receivables remains one of Apria's biggest challenges. Two factors impacting the performance of accounts receivable are (1) continued high turnover among accounts receivable personnel in many of Apria's locations and (2) the inability to collect contractually-due receivables from certain large managed care payors on a timely basis, or at all.

     Historical Issues. In 1996, 1997, and 1998 Apria recorded significant charges to increase its allowances for doubtful accounts and revenue adjustments due to problems originating with the 1995 Abbey/Homedco merger. The merger resulted in a restructuring plan that included a very rapid consolidation of operating locations and the conversion of all locations to standardized information systems. During the last six months of 1995, over 1,100 employees were terminated and over 100 branch locations were closed or consolidated with other branches. Beginning with the consummation of the merger, each branch information system was first converted to the predominant system in place within its region. Conversion of the branches to the standard, company-wide systems then occurred on a region-by-region basis. Because of the conversion to interim systems prior to final conversion, locations representing approximately 80% of Apria's net revenues underwent conversion. Ultimately, a total of 496 system conversions were completed; 232 were completed during 1995 and 264 during the first three quarters of 1996.

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

     Improvement Actions. In response to these problems and the resulting high rates of bad debt write-offs and revenue adjustments, management instituted a number of measures in 1996 and 1997 designed to help resolve the billing and collection difficulties. Subsequent to their implementation, improvements were noted in several receivables-related statistics. However, management recognized that many problems still persisted, and therefore, instituted further improvement measures. During the first quarter of 1998, management reorganized its field operations to create a separate "revenue management" organization which encompasses the functions of order-taking, patient qualification, documentation coordination, timely filing and prompt follow-up. The revenue management organization reports directly to corporate headquarters and specifically to an Executive Vice President position. The organization structure was intended to facilitate improved communications and accountability. In conjunction with the reorganization, processes and procedures were reviewed to identify additional opportunities for improvement. As a result, additional personnel were placed in quality assurance positions to help ensure that products and services were billed more accurately and timely and responsibilities were consolidated to allow specifically qualified personnel to support, direct and train the revenue management staff. Task forces were formed to visit the billing centers to ensure compliance with policies and standard procedures. Also, software enhancements to simplify the order-intake process were introduced.

     Apria believes the lower write-offs and improved aging in 1999, when compared to recent years, are attributable to its focus on order entry, billing and collections by its centralized revenue management function and to new system improvements and functionality designed to automate and centralize certain processes and to provide more timely error identification. Further, to address the high turnover, management is seeking to upgrade certain of its accounts receivable management positions to gain more stability at that level and to centralize certain functions that require a higher level of expertise and training. To address collection issues with certain large managed care payors Apria is developing centralized processing groups and is designing customized electronic interfaces to facilitate improved communications and electronic order intake and claims adjudication. In certain cases Apria may choose not to renew contracts with payors who do not pay on a timely basis. Apria will also take legal action to enforce its contractual rights, if necessary.

     Allowance Evaluation. Accounts receivable is reduced by an allowance for estimated revenue adjustments and further netted by an allowance for doubtful accounts to reflect accounts receivable in the financial statements at net realizable value. Bad debt and revenue adjustment allowances are analyzed on a combined basis. Management uses actual write-off classifications in conjunction with historical experience and account reviews to determine the appropriate categorization of revenue adjustments and bad debts, both reserved and expensed. Apria's methodology for estimating allowances for uncollectible accounts and providing for the related revenue adjustments and bad debt expense involves an extensive, balanced evaluation of operating statistics, historical realization data and accounts receivable aging trends. Also considered are relevant business conditions such as system conversions, facility consolidations, business combinations, Medicare carrier conditions and the extent of contracted business. Finally, specific reviews of certain large and/or problematic payors are performed. Management periodically refines the analysis and allowance estimation process to consider any changes in related policies and procedures and adjusts the combined allowance to reflect its best estimate of the allowance required at each reporting date.

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $23.0 million and $25.3 million at December 31, 1999 and 1998, respectively. There is a delay of approximately a day or two, up to several weeks or more in some cases, between the date of service and billing due to delays in obtaining certain required payor-specific documentation from internal and external sources. Such documentation would include internal records of proof of service and written authorizations from physicians and other referral sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility.

     LONG-TERM DEBT. Apria's credit agreement with a syndicate of banks was amended and restated in November of 1998 and further amended in January, February, April and October of 1999. The November 1998 amendment required a $50 million permanent repayment of the loan upon execution. The remaining indebtedness under the credit agreement was restructured into a $288 million term loan and a $30 million revolving credit facility with a maturity date of August 9, 2001. Pursuant to the April 1999 amendment, Apria made an additional $50 million payment against the term loan.

     Term loan principal payments are payable quarterly, in varying amounts, from March 31, 1999 through June 30, 2001. Further, from the effective date of the November 1998 amended and restated credit agreement to December 31, 1998, and during the first quarter of 1999, Apria was subject to prepayment requirements on the term loan based on excess cash flow (as defined by the agreement). The resulting prepayments of $6.9 million reduced the required amount of the quarterly term loan payment that was due March 31, 1999 to zero. No additional prepayments based on excess cash flow are required.

     The amended and restated credit agreement, as further amended by the four amendments in 1999, allows Apria to make acquisitions with an aggregate purchase price of up to $125 million effective October 22, 1999 through the maturity date of the agreement. At March 20, 2000, Apria had $99.5 million remaining on its acquisition allotment. The agreement, as amended, also provides Apria with the ability to repurchase up to $50 million of its common stock through the credit agreement maturity date, subject to annual limitations.

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

     At December 31, 1999, total borrowings under the credit agreement totaled $219.1 million, none of which were advanced from the revolving credit facility. At December 31, 1999, outstanding letters of credit totaled $3.8 million (as reduced from $10.3 million at December 31, 1998) and credit available under the revolving credit facility was $26.2 million. On March 10, 2000, the outstanding letter of credit total was further reduced to $1.0 million.

     Under the indenture governing Apria's $200 million 9 1/2% senior subordinated notes, which mature November 1, 2002, Apria must satisfy a 3.0 to
1.0 fixed charge coverage ratio test in order to incur most types of additional indebtedness. At December 31, 1999, Apria's fixed charge coverage ratio exceeds the required minimum.

     DISPOSITIONS AND BUSINESS COMBINATIONS. During 1998, management performed an extensive profitability study to identify service lines and/or geographic markets as potential candidates for exit. Most significant of the decisions arising from the study was the decision to withdraw from the infusion service line in California, Texas, Louisiana, West Virginia, western Pennsylvania and downstate New York. Shortly after Apria announced its plans to exit the infusion line in these geographic markets, a buyer emerged for the California locations. Crescent Healthcare, Inc. purchased substantially all the assets and business, excluding accounts receivable, of the California infusion locations. Apria recorded a $3.8 million loss on the sale in the third quarter of 1998. The transition out of the service line in substantially all of the selected areas took place in the fourth quarter of 1998. The operations of these infusion locations had revenues of $41.5 million and $72.7 million in 1998 and 1997, respectively. Gross profits were $14.9 million and $32.1 million, respectively, for the same periods.

     Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statement of operations from the date of acquisition. The aggregate consideration of the acquisitions that closed during 1999 was $56.3 million (cash paid for acquisitions and related contingent consideration was $53.4 million in 1999). Allocation of the total consideration includes $49.3 million to intangible assets, $4.4 million to patient service equipment and $2.0 million to accounts receivable. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.

     YEAR 2000 COMPLIANCE. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Date-sensitive application software programs and operating systems may recognize a date using "00" as 1900 rather than 2000. This could result in system failure or miscalculations, which could cause a disruption of operations. Apria's management began the process of evaluating its systems in late 1997 and completed the necessary modifications on schedule. Management also identified certain potential risks with external agents such as vendors, payors and suppliers with whom Apria conducts business via electronic interface. Testing of the more significant interfaces was completed on schedule. Also, Apria faced a potential risk with certain of its patient service equipment items that have microprocessors with date functionality. Management requested and obtained year-2000 compliance certification letters from substantially all its primary vendors.

     Apria did not experience any significant issues during the actual transition to the year 2000. The few minor issues that were encountered were resolved within hours. Further, Apria has successfully completed two monthly business cycles in 2000 without any significant issues. The year 2000 task force will remain intact until at least the end of the first quarter to monitor the company's business processes and ensure they continue to function properly.

     Apria does not believe the costs of its year 2000 remediation efforts were material. To date, such costs have been expensed as incurred.

     OTHER. Apria's management believes that cash provided by operations and amounts available under its existing credit facilities together with cash invested in its money market account will be sufficient to finance its current operations for at least the next year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Apria currently utilizes no material derivative financial instruments that may expose the company to significant market risk. However, Apria is subject to interest rate changes on its variable rate term loan under the company's bank credit agreement that may affect the fair value of that debt and cash flow and earnings. Based on the term debt outstanding at December 31, 1999 and the current market perception, a 50 basis point increase in the applicable interest rates would decrease Apria's annual cash flow and earnings by approximately $1.2 million. Conversely, a 50 basis point decrease in the applicable interest rates would increase annual cash flow and earnings by $1.2 million.


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


DIRECTORS

     Set forth below are the names, ages and past and present positions of the persons serving as Apria's Directors as of March 1, 2000:

                                                  Business Experience During Last                   Director     Term
     Name and Age                                   Five Years and Directorships                      Since     Expires
     ------------                                 -------------------------------                   --------    -------

David H. Batchelder, 50               Principal and Managing Member of Relational Investors,  LLC     1998       2000
                                      since  March  1996.   Since  1998  he  has  served  as  the
                                      Chairman  and  Chief  Executive  Officer  of  Batchelder  &
                                      Partners,   Inc.,  a  financial   advisory  and  investment
                                      banking  firm  based in San Diego,  California,  which is a
                                      registered   broker-dealer   under  Section  15(b)  of  the
                                      Securities Exchange  Act  of  1934  and  a  member  of  the
                                      National  Association of  Securities  Dealers,   Inc..  Mr.
                                      Batchelder  also serves as a director  of Morrison  Knudsen
                                      Corporation,  Nuevo Energy Company and ICN Pharmaceuticals,
                                      Inc.

Philip L. Carter, 51                  Chief  Executive  Officer and a Director of Apria since May    1998       2000
                                      1998.  Prior to joining  Apria,  Mr.  Carter was  President and Chief  Executive  Officer  of Mac Frugal's  Bargains --
                                      Close-Outs Inc., a chain of retail discount  stores,  since
                                      1995  and  had  held  the   positions  of  Executive   Vice
                                      President and Chief Financial  Officer of Mac Frugal's from
                                      1991 through 1995.

David L. Goldsmith, 51                Managing   Director  of  RS   Investment   Management,   an    1987*      2000
                                      investment  management firm. Prior to joining RS Investment
                                      Management   in  February   1999,  he  served  as  Managing
                                      Director of Robertson,  Stephens Investment Management,  an
                                      investment   management  firm  owned  by  Bank  of  America
                                      National Trust and Savings  Association.  He was affiliated
                                      with   Robertson,   Stephens   &   Company   LLC   and  its
                                      predecessors  from 1981  through  1999.  Mr.  Goldsmith  is also a director of Balanced Care Corporation.

Richard H. Koppes, 53                 Of Counsel to Jones,  Day,  Reavis & Pogue, a law firm, and    1998       2000
                                      a Consulting  Professor of Law and Co-Director of Education
                                      Programs at Stanford  University  School of Law. He  served as  a  principal  of  American  Partners  Capital  Group, a venture  capital and consulting  firm, from August 1996  to
                                      December 1998. From May 1986 through  July 1996, Mr. Koppes
                                      held  several   positions   with   the  California   Public
                                      Employees' Retirement  System,  including  General Counsel,
                                      Interim  Chief  Executive   Officer  and  Deputy  Executive
                                      Officer. Mr. Koppes is also a director of Mercy Healthcare, a non-profit hospital system.

Philip R. Lochner, Jr., 57            Senior Vice President - Administration  of Time Warner Inc.    1998       2000
                                      from  July  1991  to July  1998.  From  March  1990 to June
                                      1991, Mr. Lochner was a Commissioner  of the Securities and
                                      Exchange  Commission.  He  is  a  member  of  the  Advisory
                                      Council of Republic New York  Corporation and of the  Board
                                      of Directors of Clarcor, Inc.  He is also a Trustee of  The
                                      Canterbury School.

Beverly Benedict Thomas, 57           Principal   of   BBT   Strategies,    a   consulting   firm    1998       2000
                                      specializing  in public  affairs  and  strategic  planning.
                                      Previously,  Ms.  Thomas was a principal of UT  Strategies,
                                      Inc.,  a  public  affairs  firm,  from  1995  to  1997  and
                                      Assistant  Treasurer of the State of  California  from 1991 to 1995.  In  addition to serving as a director of Catellus
                                      Real Estate  Development  Corporation,  a diversified  real estate  operating  company,  Ms.  Thomas  also  serves as a
                                      Commissioner of the Los Angeles City Employees'  Retirement
                                      System.  From  1993  to  1995,  Ms.  Thomas  served  on the
                                      Boards  of  the  California  Public  Employees'  Retirement
                                      System and the California State Teachers Retirement System.

Ralph V. Whitworth, 44                Chairman  of the Board of  Directors  of Apria  since April    1998       2000
                                      28, 1998.  Mr.  Whitworth is also a principal  and Managing
                                      Member of Relational  Investors,  LLC, a private investment company.  He is also a partner in  Batchelder  &  Partners,
                                      Inc.,  a financial  advisory  and  investment-banking  firm based in San Diego,  California  which is  registered  as a
                                      broker-dealer   under  Section  15(b)  of  the   Securities
                                      Exchange   Act  of  1934  and  a  member  of  the  National
                                      Association  of  Securities  Dealers,  Inc. From 1988 until
                                      1996,   Mr.   Whitworth  was  president  of  Whitworth  and
                                      Associates,  a corporate  advisory firm.  Mr.  Whitworth is also a director of Sirius  Radio,  Inc.,  Tektronix,  Inc.,
                                      Mattel, Inc. and Waste Management, Inc.

____________

* Director of Homedco Group, Inc., from the date shown until the date of the merger. Director of Apria from the date of the merger until the present.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT BY CERTAIN COMPANY AFFILIATES

     Section 16(a) of the Exchange Act requires Apria's Directors and officers, and persons who own more than 10% of a registered class of Apria's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The New York Stock Exchange, Inc.
Directors, officers and greater than 10% stockholders are required by the Securities and Exchange Commission to furnish the company with copies of the reports they file.

     Based solely on its review of the copies of such reports and written representations from certain reporting persons that certain reports were not required to be filed by such persons, the company believes that, except as provided below, all of its Directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during the 1999 fiscal year. The one exception to complete compliance with such filing requirements is that a Form 4 filing for Relational Investors, LLC and its affiliated entities reflecting the acquisition of 4,066,500 shares of the company's common stock on various dates in April 1999 was not filed until May 17, 1999.



ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

     The following table sets forth all compensation for the 1999, 1998 and 1997 fiscal years paid to or earned by Apria's Chief Executive Officer, as well as the four other most highly compensated executive officers during the 1999 fiscal year.

                                                      Summary Compensation Table

                                                                                 Long-Term(1)
                                                                                 Compensation
                                                   Annual Compensation             Options            All Other
                                                 Salary(2)         Bonus          Granted(3)         Compensation
Name                                   Year         ($)             ($)              (#)                  ($)
-------------------------------------  -------  -------------   ------------  -------------------  ------------------
Philip L. Carter.....................  1999       613,694         480,000            75,000               3,430(5)
  Chief Executive Officer (4)          1998       330,499         300,000           750,000                   -
                                       1997             -               -                 -                   -

Lawrence M. Higby....................  1999       418,386         329,600            40,000               3,295(5)
  President and Chief                  1998       424,113          20,000           300,000                   -
  Operating Officer (6)                1997        40,969               -           150,000                   -

John C. Maney........................  1999       358,522         280,000            30,000               1,615(5)
  Executive Vice President             1998        37,347         100,000           225,000                   -
  and Chief Financial Officer (7)      1997             -               -                 -                   -

Dennis E. Walsh......................  1999       234,702         182,160            30,000               2,890(5)
  Executive Vice President,            1998       237,971          18,750           100,000               3,940(5)
  Sales                                1997       188,962               -                 -              10,720(8)

Robert S. Holcombe...................  1999       292,439         228,800            20,000               3,160(5)
  Senior Vice President,               1998       292,869          19,500            40,000               3,940(5)
  General Counsel and                  1997       263,162           4,410                 -               6,571(9)
  Secretary


(1) Apria has not issued stock appreciation rights or restricted stock awards. The company has made no payments under any "long-term incentive plan" (as that term is defined in the applicable rules) during the fiscal years in question.

(2) These amounts include an automobile allowance which is paid as salary. Salary is paid on the basis of bi-weekly pay periods, with payment for each period being made during the week following its termination. Due to the fact that 1998 contained a payment date for a pay period which ended in 1997, amounts reported as salary paid for 1998 vary slightly from the actual amounts of the 1998 salaries of the executive officers listed above.

(3) The option grants for 1999 were awarded by the company's Board of Directors in October 1999 but did not become effective and were not fixed as to price until January 3, 2000.

(4)  Mr. Carter was first employed by the company in May 1998.

(5) Annual contribution by Apria to the company's 401(k) Savings Plan in the name of the individual.

(6)  Mr. Higby was first employed by the company in November 1997.

(7)  Mr. Maney was first employed by the company in November 1998.

(8) This amount includes a $4,750 contribution to Apria's 401(k) Savings Plan in the name of the individual and a $5,520 cash award for individual achievement called the "Chairman's Circle Award".

(9) This amount includes a $4,750 annual contribution to Apria's 401(k) Savings Plan in the name of the individual and a reimbursement of $1,821 for tax liabilities incurred in connection with the reimbursement of relocation costs.

SUMMARY OF OPTION GRANTS

     The following table provides information with respect to grants of options to Apria's Chief Executive Officer and the four other most highly compensated executive officers of the company, during the 1999 fiscal year. The options granted in 1999 were awarded by the company's Board of Directors in October 1999, but the grants did not become effective and the option price was not fixed until January 3, 2000.

                                                          Option Grants Table

                             Number of                                                       Potential Realizable
                             Securities        % of Total                    Expiration      Value at Accrual Rate
                             Underlying     Options Granted                   Date of        of Stock Appreciation
                              Options       to Employees in     Exercise      Options         for Option Term ($)
                                                                                           --------------------------
Name                          Granted        Fiscal Year(1)     Price ($)     Granted          5%            10%
--------------------------  -------------   -----------------  -----------  -------------  ------------  ------------
Philip L. Carter              75,000             5.0%            16.9375       1/03/10       798,891     2,024,550
Lawrence M. Higby             40,000(1)          2.6%            16.9375       1/03/10       426,076     1,079,753
John C. Maney                 30,000             2.0%            16.9375       1/03/10       319,557       809,814
Dennis E. Walsh               30,000             2.0%            16.9375       1/03/10       319,557       809,814
Robert S. Holcombe            20,000             1.3%            16.9375       1/03/10       213,038       539,822

----------------------

(1) This amount or calculation does not include an option for 40,000 shares approved in 1998, which did not become effective until January 4, 1999.

SUMMARY OF OPTIONS EXERCISED

     The following table provides information with respect to the exercise of stock options by Apria's Chief Executive Officer and the four other most highly compensated executive officers of the company during the 1999 fiscal year, together with the fiscal year-end value of unexercised options.



                            Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

                                                           Number of Securities
                                                          Underlying Unexercised       Value of Unexercised In-
                                                                Options at               The-Money Options at
                               Shares                         Fiscal Year-End              Fiscal Year-End(1)
                             Acquired on    Value(1)   ----------------------------  -----------------------------
                              Exercise      Realized    Exercisable/Unexercisable     Exercisable/Unexercisable
                            -------------- ----------- ----------------------------- -----------------------------
Name                             (#)          ($)                (#)/(#)                       ($)/($)
--------------------------- -------------- ----------- ----------------------------- -----------------------------
Philip L. Carter                  0             0            562,500/187,500            $5,027,344/$1,675,781
Lawrence M. Higby                 0             0             90,000/360,000             $318,750/$2,530,000
John C. Maney                     0             0            168,750/56,250              $2,235,937/$745,312
Dennis E. Walsh                 48,000       366,000          40,800/111,200              $1,350/$1,144,650
Robert S. Holcombe                0             0             21,000/54,000                $11,812/$465,375

----------------------

(1) Market value of the securities underlying the options at exercise date or year-end, as the case may be, minus the exercise or base price of "in-the-money" options. The market value of a share of Apria's common stock at the close of trading on December 31, 1999 was $17.9375.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee since January 1, 1999, was either an officer or employee of the company.


DIRECTORS' FEES

     All Directors of Apria are reimbursed for their out-of-pocket expenses incurred in connection with attending Board and related Committee meetings. During 1999, all non-employee Directors received: (i) $1,000 per Board or Committee meeting attended in person ($1,500 per Committee meeting for the Director who is the Committee's chairperson) and (ii) $500 per Board or Committee meeting attended via telephone. Beginning on January 1, 2000, Committee chairpersons receive $2,000 for each Committee meeting attended in person. In addition, for services rendered during 1999, the non-employee Chairman of the Board was granted an option to purchase 20,000 shares of the company's common stock, and each non-employee Director was granted an option to purchase 10,000 shares. The amount of the annual stock option grant to non-employee directors (other than the Chairman) is expected to increase to 15,000 shares beginning in 2000. The options are granted at a purchase or exercise price equal to the fair market value on the date of grant.


EMPLOYMENT AND SEVERANCE AGREEMENTS

     Apria has employment or severance agreements with the following executive officers listed in the Summary Compensation Table.

     PHILIP L. CARTER. Pursuant to an employment agreement dated May 5, 1998, Mr. Carter serves as Apria's Chief Executive Officer. The agreement, as amended, provides that Mr. Carter is to receive an annual salary of $650,000 and is entitled to participate in Apria's annual bonus, incentive, stock and other benefit plans generally available to executive officers of the company. Mr. Carter is entitled to receive performance bonuses of up to 80% of his annual salary. Mr. Carter is also entitled to receive (i) reasonable access to the company's accountants for financial planning, (ii) an annual car allowance, and
(iii) reimbursement of certain other expenses. If the company terminates Mr. Carter's employment without cause, or if he terminates his employment with good reason (including upon a change in control), Mr. Carter shall receive a lump sum severance payout equal to three times the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance, and (iv) an additional amount estimated at $5,000. In addition, the company shall be required to provide an office and secretarial support at a cost of not more than $50,000 during the year following termination. Finally, upon any such termination not for cause or with good reason, all stock options held by Mr. Carter shall vest and remain exercisable for a period of three years.

     LAWRENCE M. HIGBY. Pursuant to an employment agreement which is scheduled to expire on January 18, 2001, Mr. Higby serves as Apria's President and Chief Operating Officer. The agreement provides that Mr. Higby is to receive an annual salary of not less than $400,000 (his current annual salary is $440,000), subject to annual increases at the discretion of the Compensation Committee, and is entitled to participate in Apria's stock option plans and all other benefit programs generally available to executive officers of the company. Mr. Higby is also entitled to receive (i) such bonuses as the Compensation Committee may, from time to time, in its sole discretion award, (ii) an automobile allowance and (iii) reimbursement of certain other expenses. He is also provided reasonable access to Apria's accountants for personal financial planning. If the company terminates Mr. Higby's employment without cause, or if Mr. Higby terminates his employment with good reason (including upon a change in control), Mr. Higby is entitled to a lump sum severance payment equal to three times the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance, and (iv) an additional amount estimated at $5,000. In addition, all unvested stock options from the 150,000 share grant issued to Mr. Higby on January 26, 1998, will immediately become exercisable, and all of his vested options will remain exercisable for a period of three years following such termination.

     JOHN C. MANEY. Pursuant to an employment agreement which is scheduled to expire on April 30, 2002, Mr. Maney serves as Apria's Executive Vice President and Chief Financial Officer. The agreement provides for an annual salary of not less than $350,000, subject to annual increases at the discretion of the company, except that the increases for 2000, 2001 and 2002 shall not be less than 5% for each year. Mr. Maney's current annual salary is $375,000. Mr. Maney is entitled to participate in Apria's annual bonus, incentive, stock and other benefit programs generally available to the Chief Executive Officer of the company, including an incentive bonus of up to 80% of his annual salary. Mr. Maney is also entitled to (i) such bonuses as the Compensation Committee may, from time to time, in its sole discretion award, (ii) an automobile allowance, and (iii) reimbursement of certain other expenses. If the company terminates Mr. Maney's employment without cause, or if he terminates his employment with good reason (including upon a change in control), Mr. Maney shall receive a lump sum severance payout equal to two times the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance, and (iv) an additional amount estimated at $5,000. In addition, the vested portion of the 225,000 share stock option grant issued to Mr. Maney in 1998 will remain exercisable for a period of three years following such termination.

     ROBERT S. HOLCOMBE AND DENNIS WALSH. In June 1997, Messrs. Holcombe and Walsh (each referred to as "Executive" below) entered into executive severance agreements with the company. Pursuant to each agreement, each Executive serves in a position and undertakes duties at Apria's discretion. As of December 31, 1999, Mr. Holcombe served as Senior Vice President, General Counsel and Secretary of the company and Mr. Walsh served as Executive Vice President, Sales. Each agreement provides that the Executive's salary shall be at the company's discretion. Currently, Mr. Holcombe's annual salary is $300,000 and Mr. Walsh's annual salary is $240,000. Each Executive is entitled to participate in Apria's stock option plans and all other benefit programs generally available to executive officers of the company at the company's discretion. Each Executive is also entitled to receive (i) such bonuses as the Compensation Committee may, from time to time, in its sole discretion award, and (ii) reimbursement of certain other expenses at the company's discretion. If the company terminates an Executive's employment without cause, each Executive is entitled to a payment equal to the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance, and (iv) an additional amount estimated at $5,000. However, if such termination occurs during the two-year period following a change of control of the company, Messrs. Holcombe and Walsh shall each be entitled to a payment equal to twice such sum. Such payments shall be payable in periodic installments over one or two years.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 29, 2000, with respect to the beneficial ownership of Apria's common stock by each person who is known by the company to beneficially own more than 5% of Apria's common stock, each Director of the company, Apria's Chief Executive Officer, the four other most highly compensated executive officers who were serving in such capacity as of December 31, 1999, and all Directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes both voting and investment power with respect to the shares shown.

                                                 Security Ownership Table
                                                                 Amount and Nature of        Percent of
Name of Beneficial Owner                                         Beneficial Ownership          Class
------------------------                                         --------------------          -------
Relational Investors, LLC (1)                                        10,981,900                 21.02%
David H. Batchelder (1)                                              11,091,900                 21.23
Ralph V. Whitworth (1)                                               11,028,566                 21.11
Joel L. Reed (1)                                                     10,981,900                 21.02
Barclay's Global Investors, N.A. (2)                                  3,129,569                  5.99
Barclays Global Fund Advisors (2)                                        28,183                    *
Peter C. Cooper (3)                                                   2,836,900                  5.43
Gilbert E. LeVasseur (3)                                              2,836,900                  5.43
Cooper & LeVasseur (3)                                                2,836,900                  5.43
Cooper Capital, LLC (3)                                               2,836,900                  5.43
George L. Argyros (4)                                                 2,770,434                  5.30
Philip L. Carter (5)                                                    587,500                  1.12
David L. Goldsmith (6)                                                  361,902                    *
Lawrence M. Higby (7)                                                   229,998                    *
Dennis E. Walsh (8)                                                     107,466                    *
John C. Maney (9)                                                       176,750                    *
Richard H. Koppes (10)                                                   37,000                    *
Philip R. Lochner, Jr. (11)                                              36,000                    *
Beverly Benedict Thomas (12)                                             35,000                    *
Robert S. Holcombe (13)                                                  65,366                    *
All current directors and executive officers as a group              13,235,489                 25.33
(17 persons) (14)

__________________
*     Less than 1%

(1) According to a Schedule 13D Amendment, dated April 19, 1999, and Form 4 filings dated May 14 and December 16, 1999, all of which have been filed with the Securities and Exchange Commission, Relational Investors, LLC ("RILLC"), its affiliated companies and Messrs. Batchelder, Whitworth and Reed, individually and as Managing Members of RILLC, have sole voting and dispositive power as to 11,138,566 shares, which amount includes 81,666 shares subject to options that are currently exercisable. 10,981,900 of the shares are held by RILLC or by limited partnerships (Relational Coast Partners, L.P., Relational Investors, L.P., Relational Fund Partners, L.P., or Relational Partners, L.P.) of which RILLC is the sole general partner. Mr. Whitworth, who is the non-employee Chairman of the company's Board of Directors, holds currently exercisable options to acquire 46,666 shares, and Mr. Batchelder, who also serves as a non-employee member of the company's Board of Directors, holds 75,000 shares in a personal account and currently exercisable options to acquire 35,000 shares. Mr. Reed's holdings are all through RILLC. The mailing address of Relational Investors, LLC and each of Messrs. Whitworth, Batchelder and Reed is 11975 El Camino Real, Suite 300, San Diego, California 92130.

(2) According to a Schedule 13G, dated February 10, 2000, filed with the Securities and Exchange Commission, Barclays Global Investors, N.A. ("BGI"), a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, has sole voting power as to 2,975,069 shares and sole dispositive power as to 3,129,569 shares. A related entity, Barclays Global Fund Advisors ("BGF"), which is also a bank, has sole dispositive and voting power as to 28,183 shares. The mailing address of BGI and BGF is 45 Fremont Street, San Francisco, California 94105.

(3) According to a Schedule 13D dated March 17, 1999, filed with the Securities and Exchange Commission, Peter C. Cooper ("Cooper"), Gilbert E. LeVasseur ("LeVasseur"), Cooper & LeVasseur, LLC ("C&L") and Cooper Capital, LLC ("Cooper Capital") reported beneficial ownership of 2,836,900 shares. Cooper and LeVasseur are private investors. Cooper Capital is a limited liability company of which Cooper is the sole manager, serves as a general partner or managing member of certain private investment funds and is the general partner of a private investment fund limited partnership called Clifton Investments, L.P. ("Clifton"). C&L is a limited liability company managed by Cooper Capital and LeVasseur and is the sole general partner of two private investment fund limited partnerships called C&L Capital Partners, L.P. ("Fund I") and C&L Capital Partners II, L.P. ("Fund II").
     LeVasseur also serves as the Trustee of a revocable trust ("LeVasseur Trust"). Based on the foregoing relationships, Cooper, Cooper Capital, LeVasseur and C&L report that they share dispositive and voting power with respect to 1,089,000 shares beneficially owned by Fund I and Fund II, Cooper and Cooper Capital report that they have sole dispositive and voting power with respect to 948,940 shares beneficially owned by Clifton and LeVasseur reports that he holds sole dispositive and voting power with respect to 789,950 shares owned by the LeVasseur Trust. The remaining 9,010 shares do not appear to have been accounted for specifically in the filing. Cooper, LeVasseur, Cooper Capital and C&L list their mailing address as 2010 Main Street, Suite 1220, Irvine, CA 92614.

(4) According to a Schedule 13D Amendment, dated June 25, 1998, filed with the Securities and Exchange Commission, Mr. Argyros has sole investment and dispositive power as to all 2,770,434 shares. This number includes 6,666 shares subject to options that are currently exercisable. This number includes 2,430,670 shares owned by HBI Financial, Inc., of which Mr. Argyros is the sole shareholder. This number also includes (1) 280,912 shares held in trust by two private charitable foundations of which Mr. Argyros is a vice president and director with respect to which he disclaims beneficial ownership, (2) 500 shares held in a charitable trust of which Mr. Argyros is a trustee but not a beneficiary with respect to which he disclaims beneficial ownership, (3) 31,050 shares held in a trust for the benefit of Mr. Argyros' children, for which Mr. Argyros disclaims beneficial ownership and (4) 20,636 shares held by Mr. Argyros individually. The amount listed does not include 3,450 shares held in a trust of which Mr. Argyros is not a trustee for the benefit of certain of Mr. Argyros' adult children who do not share his household for which he disclaims beneficial ownership and 2,400 shares held in a trust of which Mr. Argyros is not a trustee for the benefit of Mr. Argyros' mother-in-law for which he disclaims beneficial ownership. Mr. Argyros resigned his position as Chairman of the Board effective as of May 27, 1998. The mailing address for Mr. Argyros is c/o Arnel Development Company, 949 South Coast Drive, Suite 600, Costa Mesa, California 92626.

(5)  Includes 562,500 shares subject to options that are currently exercisable.

(6) Includes 300,236 held in a shared trust with Mr. Goldsmith's wife and 61,666 shares subject to options that are currently exercisable.

(7)  Includes 219,998 shares subject to options that are currently exercisable.

(8)  Includes 107,466 shares subject to options that are currently exercisable.

(9)  Includes 168,750 shares subject to options that are currently exercisable.

(10) Includes 35,000 shares subject to options that are currently exercisable.


(11) Includes 35,000 shares subject to options that are currently exercisable.

(12) Includes 34,000 shares subject to options that are currently exercisable.

(13) Includes 47,666 shares subject to options that are currently exercisable. Also includes 200 shares held by Mr. Holcombe's wife.

(14) Includes shares owned by certain trusts. Also includes 1,697,604 shares subject to options that are currently exercisable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     None.



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

     3.  Exhibits included or incorporated herein:

         See Exhibit Index.

(b)   Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

                                              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   AND FINANCIAL STATEMENT SCHEDULE

                                                                                                              Page
                                                                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS
  Reports of Independent Auditors.........................................................................     F-1
  Consolidated Balance Sheets - December 31, 1999 and 1998................................................     F-3
  Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997....................     F-4
  Consolidated Statements of Stockholders' Equity (Deficit) - Years ended December 31, 1999,
    1998 and 1997.........................................................................................     F-5
  Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997....................     F-6
  Notes to Consolidated Financial Statements..............................................................     F-7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Schedule II - Valuation and Qualifying Accounts.........................................................     S-1




                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders of
Apria Healthcare Group Inc.

     We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. and subsidiaries (the company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended December 31, 1999 and 1998, included in the Index at Item 14(a)(2). These consolidated financial statements and this financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and this financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apria Healthcare Group Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP



Costa Mesa, California
February 17, 2000

                         REPORT OF INDEPENDENT AUDITORS




Stockholders and Board of Directors
Apria Healthcare Group Inc.


     We have audited the consolidated balance sheet of Apria Healthcare Group Inc. as of December 31, 1997 (not separately presented herein), and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) insofar as it relates to the year ended December 31, 1997. These financial statements and schedule are the responsibility of the management of Apria Healthcare Group Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apria Healthcare Group Inc. at December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule insofar as it relates to the year ended December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ ERNST & YOUNG LLP



Orange County, California
March 11, 1998

                                                   APRIA HEALTHCARE GROUP INC.

                                                   CONSOLIDATED BALANCE SHEETS
                                                                                              December 31,
                                                                                       -------------------------
                                                                                         1999             1998
                                                                                         ----             ----
                                       ASSETS                                               (in thousands)

CURRENT ASSETS
  Cash and cash equivalents......................................................      $ 20,493         $ 75,475
  Accounts receivable, less allowance for doubtful accounts of $44,652 and
    $35,564 at December 31, 1999 and 1998, respectively..........................       149,767          132,028
  Inventories, net...............................................................        18,505           16,617
  Deferred income taxes..........................................................        42,595                -
  Prepaid expenses and other current assets......................................         7,665            4,917
                                                                                       --------         --------
         TOTAL CURRENT ASSETS....................................................       239,025          229,037
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of
   $277,915 and $249,921 at December 31, 1999 and 1998, respectively.............       126,486          130,652
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET........................................        41,503           51,996
DEFERRED INCOME TAXES............................................................        95,974                -
INTANGIBLE ASSETS, NET...........................................................       125,641           84,365
OTHER ASSETS.....................................................................           422              548
                                                                                       --------         --------
                                                                                       $629,051         $496,598
                                                                                       ========         ========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable...............................................................      $ 47,202         $ 46,573
  Accrued payroll and related taxes and benefits.................................        26,478           25,455
  Accrued insurance..............................................................        10,866           13,092
  Other accrued liabilities......................................................        51,307           54,549
  Current portion of long-term debt..............................................        23,528           74,439
                                                                                       --------         --------
         TOTAL CURRENT LIABILITIES...............................................       159,381          214,108
LONG-TERM DEBT...................................................................       394,201          414,147
COMMITMENTS AND CONTINGENCIES....................................................             -                -
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.001 par value:
    10,000,000 shares authorized; none issued....................................             -                -
  Common Stock, $.001 par value:
    150,000,000 shares authorized; 52,054,974 and 51,785,263 shares issued
    and outstanding at December 31, 1999 and 1998, respectively..................            52               52
  Additional paid-in capital.....................................................       328,894          325,903
  Accumulated deficit............................................................      (253,477)        (457,612)
                                                                                       --------         --------
                                                                                         75,469         (131,657)
                                                                                       --------         --------
                                                                                       $629,051         $496,598
                                                                                       ========         ========

                 See notes to consolidated financial statements.

                                    APRIA HEALTHCARE GROUP INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   Year Ended December 31,
                                                           --------------------------------------
                                                               1999          1998         1997
                                                               ----          ----         ----
                                                            (in thousands, except per share data)

Net revenues...........................................    $   940,024   $   933,793    $1,180,694
Costs and expenses:
   Cost of net revenues:
      Product and supply costs.........................        183,406       238,656       334,766
      Patient service equipment depreciation...........         73,138        76,974        84,932
      Nursing services.................................          2,011         2,309        15,973
      Other............................................          9,359        12,756        15,511
                                                            ----------    ----------     ---------
                                                               267,914       330,695       451,182
   Provision for doubtful accounts.....................         34,314        75,319       121,908
   Selling, distribution and administrative............        514,041       574,895       616,113
   Amortization of intangible assets...................          8,048        12,496        16,833
   Impairment of intangible assets.....................              -        76,223       133,542
   Impairment of long-lived assets and
     internally-developed software.....................              -        22,187        26,781
                                                            ----------    ----------     ---------
                                                               824,317     1,091,815     1,366,359
                                                            ----------    ----------     ---------
     OPERATING INCOME (LOSS)............................       115,707      (158,022)     (185,665)
Interest expense.......................................         42,526        46,916        50,393
                                                            ----------    ----------     ---------
    INCOME (LOSS) BEFORE TAXES.........................         73,181      (204,938)     (236,058)
Income tax (benefit) expense...........................       (130,954)        3,000        36,550
                                                            ----------    ----------     ---------
    NET INCOME (LOSS)..................................     $  204,135    $ (207,938)   $ (272,608)
                                                            ==========    ==========    ==========

Basic income (loss) per common share...................     $     3.93    $    (4.02)   $    (5.30)
                                                            ==========    ==========    ==========
Diluted income (loss) per common share.................     $     3.81    $    (4.02)   $    (5.30)
                                                            ==========    ==========    ==========

                 See notes to consolidated financial statements.

                                                   APRIA HEALTHCARE GROUP INC.

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                   Common Stock            Additional   Accumulated        Total
                                               ---------------------        Paid-in      (Deficit)      Stockholders'
                                               Shares      Par Value        Capital      Earnings      Equity(Deficit)
                                               ---------------------       ----------    ---------     ---------------
                                                                           (in thousands)

Balance at December 31, 1996............       51,203     $    51           $319,950    $   22,934       $  342,935
Exercise of stock options...............          365                          4,013                          4,013
Other...................................                                         127                            127
Net loss ...............................                                                  (272,608)        (272,608)
                                               ------     -------           --------    ----------       ----------
Balance at December 31, 1997............       51,568          51            324,090      (249,674)          74,467

Exercise of stock options...............          217           1              1,685                          1,686
Other...................................                                         128                            128
Net loss................................                                                  (207,938)        (207,938)
                                               ------     -------           --------    ----------       ----------
Balance at December 31, 1998............       51,785          52            325,903      (457,612)        (131,657)

Exercise of stock options...............          270                          2,671                          2,671
Tax benefits related to stock options...                                         235                            235
Other...................................                                          85                             85
Net income..............................                                                   204,135          204,135
                                               ------     -------           --------    ----------       ----------
Balance at December 31, 1999............       52,055     $    52           $328,894    $ (253,477)      $   75,469
                                               ======     =======           ========    ==========       ==========

                 See notes to consolidated financial statements.

                                                   APRIA HEALTHCARE GROUP INC.

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                 Year Ended December 31,
                                                                                           -----------------------------------
                                                                                              1999        1998         1997
                                                                                              ----        ----         ----
                                                                                                     (in thousands)
OPERATING ACTIVITIES
Net income (loss).....................................................................     $ 204,135   $(207,938)   $(272,608)
Items included in net income (loss) not requiring (providing) cash:
    Provision for doubtful accounts...................................................        34,314      75,319      121,908
    Provision for revenue adjustments.................................................             -      18,302       40,000
    Provision for inventory and patient service equipment shortages/obsolescence......         3,968      23,305       35,300
    Depreciation......................................................................        92,312     104,031      118,054
    Amortization of intangible assets.................................................         8,048      12,496       16,833
    Amortization of deferred debt costs...............................................         4,471       1,747        1,197
    Impairment of intangible assets...................................................             -      76,223      133,542
    Impairment of long-lived assets and internally-developed software.................             -      22,187       26,781
    Deferred income taxes.............................................................      (138,569)          -       29,963
    Other, net........................................................................        (1,444)      3,113       (1,917)
Change in operating assets and liabilities, net of effects of acquisitions:
    (Increase) decrease in accounts receivable........................................       (49,802)     31,733      (80,229)
    (Increase) decrease in inventories................................................        (3,668)       (612)       2,722
    (Increase) decrease in prepaids and other current
       assets (including prepaid income taxes)........................................        (1,086)      7,262       32,758
    Decrease in other non-current assets..............................................           126         525          508
    Increase (decrease) in accounts payable...........................................           629       5,276      (34,503)
    Decrease in accrued expenses......................................................        (6,589)       (564)      (2,680)
Net purchases of patient service equipment, net of effects of acquisitions ...........       (66,825)    (38,461)     (63,519)
                                                                                            --------    --------     --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES....................................        80,020     133,944      104,110

INVESTING ACTIVITIES
    Purchases of property, equipment and
      improvements, net of effects of acquisitions....................................        (8,294)    (14,607)     (21,047)
    Proceeds from disposition of assets...............................................         1,038       3,170        8,212
    Acquisitions and payments of contingent consideration.............................       (53,427)     (2,727)     (11,283)
                                                                                            --------    --------     --------
         NET CASH USED IN INVESTING ACTIVITIES........................................       (60,683)    (14,164)     (24,118)

FINANCING ACTIVITIES
    Payments on term loan.............................................................       (68,938)          -            -
    Proceeds under revolving credit facility..........................................             -           -      129,950
    Payments under revolving credit facility..........................................             -     (50,000)    (211,950)
    Payments on other long-term debt..................................................        (5,826)     (8,773)     (11,793)
    Capitalized debt costs, net.......................................................        (2,226)     (3,535)        (825)
    Issuances of common stock.........................................................         2,671       1,686        4,013
                                                                                            --------    --------     --------
         NET CASH USED IN FINANCING ACTIVITIES........................................       (74,319)    (60,622)     (90,605)
                                                                                            --------    --------     --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................................       (54,982)     59,158      (10,613)
Cash and cash equivalents at beginning of year........................................        75,475      16,317       26,930
                                                                                            --------    --------     --------
         CASH AND CASH EQUIVALENTS AT END OF YEAR.....................................      $ 20,493    $ 75,475     $ 16,317
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

     Company Background and Segment Reporting: Apria operates in the home healthcare segment of the healthcare industry and provides services including home respiratory therapy, home infusion therapy, home medical equipment and other services to patients in the home throughout the United States through its approximately 350 branch locations. Respiratory therapy, infusion therapy and home medical equipment/other represented approximately 64%, 19% and 17% of total 1999 revenues, respectively. The gross margins in 1999 for respiratory therapy, infusion therapy and home medical equipment/other were 79%, 59% and 58%, respectively.

     As of December 31, 1998, Apria adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which became effective for fiscal years beginning after December 15, 1997. Management measures operating results on a geographic basis and, therefore, views each branch as an operating segment. All the branches offer the same services, except that infusion services are not offered in all the geographic markets in which the company operates. For financial reporting purposes, all the company's operating segments are aggregated into one reportable segment. Consequently, SFAS No. 131 had no effect on the company's consolidated financial statement disclosure.

     Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with a large number of third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 32% of the company's 1999 revenues are reimbursed under arrangements with Medicare and Medicaid. In 1999, no other third-party payor group represented 8% or more of the company's revenues. The majority of the company's revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 9% of total net revenues for 1999.

     Apria establishes allowances for revenue adjustments which are normally identified and recorded at the point of cash application or upon account review. Revenue adjustments result from differences between estimated and actual reimbursement amounts, failures to obtain authorizations acceptable to the payor or other specified billing documentation, changes in coverage or payor and other reasons unrelated to credit risk. The allowance for revenue adjustments is deducted directly from gross accounts receivable. Management also establishes allowances for doubtful accounts for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

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

     Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Due to the nature of the industry and the reimbursement environment in which the company operates, certain estimates are required in recording net revenues. Inherent in these estimates is the risk that they will have to be revised or updated, and the changes recorded in subsequent periods, as additional information becomes available to management.

     Cash and Cash Equivalents: Apria maintains cash with various financial institutions. These financial institutions are located throughout the United States and the company's cash management practices limit exposure to any one institution. Outstanding checks in excess of bank balances, which are reported as a component of accounts payable, were $14,229,000 and $15,102,000 at December 31, 1999 and 1998, respectively. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

     Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $22,987,000 and $25,262,000 at December 31, 1999 and 1998, respectively.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of disposables used in conjunction with patient service equipment and pharmaceuticals.

     Patient Service Equipment: Patient service equipment consists of medical equipment provided to in-home patients and is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from one to 10 years.

     Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the property. Included in property and equipment are assets under capitalized leases which consist solely of computer equipment. Depreciation for equipment under capitalized leases is provided using the straight-line method over the estimated useful life. Estimated useful lives for each of the categories presented in Note 3 are as follows: land improvements - seven years; building and leasehold improvements - the shorter of the remaining lease term or seven years; equipment and furnishings - three to 15 years; information systems - three to four years.

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

     Intangible and Other Long-lived Assets: Intangible assets consist of covenants not to compete and goodwill arising from business combinations (see
Note 2). The values assigned to intangible assets are amortized on a straight-line basis. Covenants are amortized over contractual terms, which range from two to 10 years. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is amortized over the period of expected benefit. The amortization period for substantially all of the company's goodwill is 20 years. Prior to December 31, 1997 the amortization period for goodwill related to acquired infusion therapy businesses was 40 years.

     Management reviews for impairment of long-lived assets and intangible assets to be held and used in the company's operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of assessing impairment, assets are grouped at the branch level which is the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Goodwill is generally separately identified by acquisition and branch location. However, for multi-location acquisitions, goodwill is allocated to branches on the basis of annual revenues as of the acquisition date. Management deems the long-lived and/or intangible assets of a branch to be impaired if estimated expected undiscounted future cash flows are less than the carrying amount of the assets. Estimates of expected future cash flows are based on management's best estimates of anticipated operating results over the remaining useful life of the assets. For those branches identified as containing impaired assets, the company measures the impairment as the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating the fair value of the asset, management utilizes a valuation technique based on the present value of expected future cash flows. Management does not believe any impairment of its long-lived assets or intangible assets existed at December 31, 1999.

     Fair Value of Financial Instruments: The fair value of long-term debt and letters of credit is determined by reference to borrowing rates currently available to Apria for loans with similar terms and average maturities. The carrying amounts of cash and cash equivalents, accounts receivables, trade payables and accrued expenses approximate fair value because of their short maturity.

     Advertising: Advertising costs amounting to $2,528,000, $3,295,000 and $4,088,000 for 1999, 1998 and 1997, respectively, are expensed as incurred and included in "Selling, distribution and administrative expenses."

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

     Stock-based Compensation: Apria grants options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and, accordingly, recognizes no compensation expense for the stock option grants to employees. Apria has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123") (see Note 6).

     Comprehensive Income: As of December 31, 1998, Apria adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which became effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 130 had no effect on the company's consolidated financial statements.

     Recent Accounting Pronouncements: AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued in March 1998 and was effective for the company beginning in fiscal 1999. SOP 98-1 broadly defines and provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires that computer software costs incurred in the preliminary project stage be expensed as incurred. The provisions of SOP 98-1 apply to internal-use software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of the statement. Costs incurred prior to initial application of this statement, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. Apria had already adopted substantially all of the provisions of SOP 98-1, therefore formal adoption did not have a material impact on Apria's consolidated financial statements.

     Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", issued in June 1999, defers the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which was issued in June 1998. SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Adoption is required for fiscal years beginning after June 15, 2000. Apria's management believes that adoption of SFAS No. 133 will not have a material impact on its financial statements.

     Reclassifications: Certain amounts for prior periods have been reclassified to conform to the current year presentation.


NOTE 2 -- BUSINESS COMBINATIONS AND DISPOSITIONS

     During 1999, 1998 and 1997, Apria acquired a number of complementary businesses in specific geographic markets and were purchased for cash. The transactions were accounted for as purchases and, accordingly, the operations of the acquired businesses are included in the consolidated statements of operations from the dates of acquisition. The purchase prices were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value.

     The following table summarizes the allocation of the purchase prices of acquisitions made by the company, including non-cash financing activities and payments of contingent consideration:

                                                   Year Ended  December 31,
                                               --------------------------------
                                                 1999       1998         1997
                                                 ----       ----         ----
                                                       (in thousands)

     Fair value of assets acquired........     $56,313     $ 2,610      $11,729
     Liabilities paid (assumed), net......      (2,886)        117         (446)
                                               -------     -------      -------
           Cash paid......................     $53,427     $ 2,727      $11,283
                                               =======     =======      =======

     The fair value of assets acquired during 1999, 1998 and 1997 includes intangible assets of $49,324,000, $1,653,000 and $7,368,000, respectively.

     During the third quarter of 1998, Apria sold its infusion business in California to Crescent Healthcare, Inc. and exited the infusion business in Texas, Louisiana, West Virginia, western Pennsylvania and downstate New York. Charges of $7,263,000 related to the wind-down of exited infusion operations and a $3,798,000 loss on sale of the California business were recorded. The operations of these infusion locations had revenues of $41,480,000 and $72,677,000 for the years 1998 and 1997, respectively.

     In January 1997, Apria sold all of its 15% equity interest in Omnicare plc, a United Kingdom-based public limited company, to a former director of Apria. Cash proceeds from the sale were $2,791,000 which resulted in a gain of $1,232,000.

     In March 1997, Apria sold its Medicare-certified home health agency, M&B Ventures, Inc., for cash proceeds of $2,400,000 and recorded a loss on sale of $784,000. The company also disposed of several branch locations in California and Arizona in the latter part of 1997. Cash proceeds from these sales were $1,189,000 which resulted in a net gain of $386,000. The operations of M&B Ventures and the disposed branches had revenues of approximately $4,648,000 in 1997.

     In September 1997, Apria exercised its warrants to purchase 247,500 shares of common stock of Living Centers of America, Inc. The subsequent sale of the shares netted cash proceeds and a gain of $1,350,000.


NOTE 3 -- PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property,  equipment and improvements consist of the following:
                                                           December 31,
                                                       -------------------
                                                         1999       1998
                                                         ----       ----
                                                          (in thousands)

     Land and improvements........................     $      -   $     53
     Buildings and leasehold improvements.........       20,787     20,561
     Equipment and furnishings....................       44,960     47,413
     Information systems..........................       43,391     38,091
                                                       --------   --------
                                                        109,138    106,118
     Less accumulated depreciation................      (67,635)   (54,122)
                                                       --------   --------
                                                       $ 41,503   $ 51,996
                                                       ========   ========

     In 1998, Apria discontinued the implementation of an enterprise resource planning system. Accordingly, Apria wrote off related software and other capitalized costs of $7,548,000 in the third quarter of 1998. As part of the decision to terminate the enterprise resource planning project, management evaluated its current systems to determine their long-term viability in the context of the company's new overall strategic direction. It was determined that the company was at some risk in continuing to run the infusion billing system on its current platform, which is no longer supported by the computer industry. To mitigate this risk, Apria is in the process of converting the infusion system to an industry-supported operating platform. The company also installed a number of enhancements to the systems, rendering certain previously-developed modules obsolete. Additionally, pharmacy and branch consolidations and closures resulted in a variety of computer equipment that was no longer needed. Due to its age and technological obsolescence, it was deemed to have no future value. As a result of these actions, Apria recorded an impairment charge of $11,843,000 in the third quarter of 1998. In the fourth quarter of 1997, Apria wrote down the carrying value of internally-developed software by $20,225,000 and computer equipment by $6,556,000. The software impairment charge consisted of $15,305,000 of capitalized development and implementation costs related to the company's branch information system which management had committed to replace and $4,920,000 of capitalized development costs related to specialized telecommunications software for ApriaDirect, a clinical program that was discontinued in December 1997. The computer equipment impairment charge consisted of computer and telecommunications equipment identified as functionally obsolete or no longer in use.


NOTE 4 -- INTANGIBLE ASSETS

     Intangible assets consist of the following:
                                                     December 31,
                                               ------------------------
                                                 1999            1998
                                                 ----            ----
                                                    (in thousands)
     Covenants not to compete...........       $ 16,034        $ 17,780
     Goodwill...........................        149,352         101,365
                                               --------        --------
                                                165,386         119,145
     Less accumulated amortization......        (39,745)        (34,780)
                                               --------        --------
                                               $125,641        $ 84,365
                                               ========        ========

     1998 Impairment of Intangible Assets: The deterioration in the infusion therapy industry and management's decision in 1998 to withdraw from the infusion service line in certain geographic markets served as indicators of potential intangible asset impairment. Other indicators of potential impairment identified by management included, among other issues, the company's declining common stock price, failure to meet its already lowered financial expectations, the threat of continued Medicare reimbursement reductions, government investigations against the company, slower than expected progress in improving its billing and collection process, and collection difficulties resulting from reported financial problems within major managed care organizations with which Apria does business. In the third quarter of 1998, management conducted an evaluation of the carrying value of the company's recorded intangible assets. Management considered current and anticipated industry conditions, recent changes in its business strategies, and current and anticipated operating results. The evaluation resulted in an impairment charge of $76,223,000, which includes a write-off of $4,771,000 in intangible assets associated with the exit of the infusion service line in certain areas.

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

     Measurement of Impairment: For purposes of assessing impairment, assets were grouped at the branch level, which is the lowest level for which there are identifiable cash flows that are largely independent. A branch location was deemed to be impaired if management's estimate of undiscounted cash flows was less than the carrying amount of the long-lived assets and goodwill at the branch. In estimating future cash flows, management used its best estimates of anticipated operating results over the remaining useful life of the assets where, in the case of the 1997 computation, the useful life is the amortization period before giving effect to the reduction in the estimated useful life of the infusion service line goodwill from 40 to 20 years. For those branches identified as impaired, the amount of impairment was measured by comparing the carrying amount of the long-lived assets and goodwill to the estimated fair value for each branch. Fair value was estimated using a valuation technique based on the present value of the expected future cash flows.


NOTE 5 -- CREDIT FACILITY AND LONG-TERM DEBT

     Long-term  debt  consists  of the  following:

                                                            December  31,
                                                      ------------------------
                                                        1999            1998
                                                        ----            ----
                                                            (in thousands)

     Term loan payable.........................       $219,062        $288,000
     9.5% senior subordinated notes............        200,000         200,000
     Capital lease obligations (see Note 9)....          4,032           8,196
                                                      --------        --------
                                                       423,094         496,196
     Less: Current maturities..................        (23,528)        (74,439)
           Unamortized deferred debt costs.....         (5,365)         (7,610)
                                                      --------        --------
                                                      $394,201        $414,147
                                                      ========        ========

     Credit Agreement: Apria's credit agreement with Bank of America and a syndicate of banks was amended and restated in November of 1998 and further amended in January, February, April and October of 1999. The November amendment required a $50,000,000 permanent repayment of the loan upon execution. The remaining indebtedness under the credit agreement was restructured into a $288,000,000 term loan and a $30,000,000 revolving line of credit with a maturity date of August 9, 2001. Pursuant to the April amendment, the company made a required $50,000,000 payment against the term loan.

     Term loan principal payments are payable quarterly commencing on March 31, 1999 and continuing through June 30, 2001. Repayments of the term loan in 1999 totaled $68,938,000 and included $6,938,000 in excess cash flow payments,
$12,000,000 in scheduled quarterly payments and a $50,000,000 mandatory repayment related to the April amendment. Between the effective date of the November amendment and the date of the April amendment, the company was subject to prepayments of the term loan based on excess cash flow (as defined by the agreement). The resulting prepayments of $6,938,000 reduced the required amount of the quarterly payment due March 31, 1999 to zero. No additional prepayments based on excess cash flow are required.

     The April amendment removed the requirement that Apria issue $50,000,000 in senior subordinated convertible debentures by April 23, 1999 and the requirement that the company maintain minimum cash balances of $35,000,000 through the consummation of the debt offering.

     The October amendment permits acquisitions with an aggregate purchase price of up to $125,000,000 through the maturity date of the agreement. The October amendment also relaxes other limitations associated with acquisitions and provides the company with the ability to repurchase up to $50,000,000 of its common stock through the credit agreement maturity date, subject to annual limitations and compliance with Apria's other debt instruments.

     The amended agreement permits Apria to elect one of two variable rate interest options at the time an advance is made. The first option is expressed as 2.50% plus the higher of (a) the Bank of America "reference rate" and (b) the Federal Funds Rate plus 0.50% per annum. The second option is a rate based on the London Interbank Offered Rate plus 3.50% per annum. The effective interest rate at December 31, 1999 was 10.00% for term loan borrowings of $219,062,000. The credit agreement requires payment of commitment fees of 0.75% on the unused portion of the revolving credit facility.

     Borrowings under the credit facility are collateralized by substantially all of the assets of Apria. The agreement contains numerous restrictions, including but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments and restrictions on cash dividends, loans and other distributions. At December 31, 1999, the company is in compliance with the financial covenants required by the credit agreement.

     The carrying value of the term loan approximates fair market value because the underlying instruments are variable notes that reprice frequently.

     Apria had no derivative securities as of December 31, 1999. The company is exposed to changes in interest rates through its bank credit facility which offers the variable rate interest options discussed above.

     At December 31, 1999, the company's outstanding letters of credit amounted to $3,800,000 and credit available under the revolving credit facility was $26,200,000.

     9 1/2% Senior Subordinated Notes: Apria's $200,000,000 9 1/2% senior subordinated notes mature November 1, 2002 and are subordinated to all senior debt of the company and are senior in right of payment to subordinated debt of the company. The fair value of these notes, as determined by reference to quoted market prices, is $196,080,000 and $199,260,000 at December 31, 1999 and 1998,
respectively.

     Under the indenture governing Apria's senior subordinated notes, the company's ability to incur additional indebtedness becomes restricted when the company's fixed charge coverage ratio (as defined in the indenture) is less than
3.0 to 1.0. At December 31, 1999, the company's fixed charge coverage ratio exceeds the minimum required by the indenture.

     Maturities of long-term debt, exclusive of capital lease obligations are as follows:
                                                              (in thousands)

     2000...................................................     $ 20,000
     2001...................................................      199,062
     2002...................................................      200,000
                                                                 --------
                                                                 $419,062
                                                                 ========

     Total interest paid in 1999, 1998 and 1997 amounted to $37,923,000, $44,989,000 and $53,222,000, respectively.


NOTE 6 -- STOCKHOLDERS' EQUITY

     Common Stock: Apria has granted registration rights to certain holders of common stock under which the company is obligated to pay the expenses associated with those registration rights.

     Stock Compensation Plans: Apria has various stock-based compensation plans, which are described below. Management applies the provisions of APB No. 25 and related interpretations in accounting for its plans. No compensation expense has been recognized upon granting of options under its fixed stock option plans or its performance-based plans. Had compensation expense for the company's stock-based compensation plans been recognized based on the fair value of awards at the date of grant, consistent with the method of SFAS No. 123, Apria's net income (loss) and per share amounts would have been adjusted to the pro forma amounts indicated below. The provisions of SFAS No. 123 have been applied to awards with grant dates beginning January 1, 1995 through December 31, 1999, only. Therefore, until the rules are applied to all outstanding, nonvested awards, the compensation expense reflected in the pro forma amounts presented below is not indicative of future amounts.

                                              1999         1998         1997
                                              ----         ----         ----
                                           (in thousands, except per share data)
   Net income (loss):
     As reported........................   $ 204,135    $(207,938)   $(272,608)
     Pro forma..........................   $ 196,971    $(212,518)   $(276,213)

   Basic net income (loss) per share:
     As reported........................   $    3.93    $   (4.02)   $   (5.30)
     Pro forma..........................   $    3.79    $   (4.11)   $   (5.37)

   Diluted net income (loss) per share:
     As reported........................   $    3.81    $   (4.02)   $   (5.30)
     Pro forma..........................   $    3.71    $   (4.11)   $   (5.37)

     For purposes of pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: risk-free interest rates ranging from 6.81% to 6.89%, 5.72% to 4.16% and 6.45% to 5.82%, respectively; dividend yield of 0% for all years; expected lives of 5.08 years for 1999, 5.36 years for 1998 and 6.50 years for 1997; and volatility of 64% for 1999, 63% for 1998 and 55% for 1997.

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

     A summary of the status of Apria's fixed stock options as of December 31, 1999, 1998 and 1997, and the activity during the years ending on those dates is presented below:

                                                      1999                          1998                      1997
                                            -------------------------     -------------------------   -------------------------
                                                         Weighted-                     Weighted-                   Weighted-
                                                          Average                       Average                     Average
                                              Shares   Exercise Price       Shares   Exercise Price     Shares   Exercise Price
                                            ---------  --------------     ---------  --------------   ---------  --------------
Outstanding at beginning of year..........  2,300,969      $14.73         2,803,952     $ 17.46       3,431,472     $ 17.12
Granted:
  Exercise price equal to fair value......    563,332      $18.06           774,994     $  8.78         201,000     $ 15.86
  Exercise price greater than fair value..     50,000      $18.45            75,000     $ 12.56          53,000     $ 18.25
Exercised.................................   (189,241)     $10.24          (104,638)    $  4.33        (304,635)    $  9.95
Forfeited.................................   (105,977)     $17.59        (1,248,339)    $ 17.90        (576,885)    $ 18.94
                                            ---------                    ----------                   ---------
Outstanding at end of year................  2,619,083      $15.73         2,300,969     $ 14.73       2,803,952     $ 17.46
                                            =========                    ==========                   =========
Exercisable at end of year................  1,792,519      $15.14         1,701,287     $ 14.20       1,469,113     $ 16.19
                                            =========                    ==========                   =========
Weighted-average fair value of options
granted during the year...................                 $10.79                       $  5.30                     $  9.91


     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                        Options Outstanding                          Options Exercisable
                                          -----------------------------------------------      -------------------------------
                                                             Weighted-
                                                              Average
                                              Number         Remaining        Weighted-             Number        Weighted-
                                            Outstanding     Contractual        Average            Exercisable      Average
Range of Exercise Prices                  As of 12/31/99  Life (in years)  Exercise Price       As of 12/31/99  Exercise Price
------------------------                  --------------  ---------------  --------------       --------------  --------------
      $ 1.50 - $ 6.69                         269,676          8.08            $ 5.67               269,676         $ 5.67
      $ 7.68 - $ 9.00                         309,033          8.18            $ 8.97               309,033         $ 8.97
      $ 9.06 - $12.25                         281,502          6.22            $11.91               161,502         $11.70
      $13.69 - $16.63                         310,006          7.18            $15.67               205,006         $15.89
      $16.94 - $18.50                         794,520          8.20            $17.85               247,740         $17.33
      $18.69 - $29.00                         654,346          6.04            $22.18               599,562         $22.34
                                            ---------                                             ---------
      $ 1.50 - $29.00                       2,619,083          7.31            $15.73             1,792,519         $15.14
                                            =========                                             =========

     Performance-Based Stock Options: Included in Apria's stock-based compensation plans are provisions for the granting of performance-based stock options. In 1998, Apria granted such stock option awards to its key employees and to key members of senior management. The options become exercisable over a period of seven years and expire not later than ten years from the date of grant. Accelerated vesting will ensue upon the occurrence of certain events and on designated dates on which the average fair market value of Apria's common stock during any period of 90 consecutive calendar days subsequent to the grant date shall not have been less than a targeted per share price. On January 1, 2000, approximately two-thirds of these non-vested performance-based stock options vested under the accelerated provisions of the plan. The remaining one-third of these options will vest on January 1, 2001.

     Also, the company has a Long-Term Senior Management Equity Plan which provides for the granting of non-statutory stock option awards to key members of senior management at fair market value on the date of the grant. The plan provides for vesting at certain time intervals and accelerated vesting upon the occurrence of certain events and the achievement of certain cumulative and annual earnings per share targets. As of March 1999, all outstanding options had vested. Since 1995, no options have been granted under this plan and no further grants are authorized. Options awarded under this plan expire 10 years from the date of grant.

     A summary of the status of the Apria's performance-based stock options as of December 31, 1999, 1998 and 1997, and the activity during the years ending on those dates is presented below:

                                                     1999                           1998                         1997
                                            -------------------------     -------------------------     -----------------------
                                                         Weighted-                     Weighted-                   Weighted-
                                                          Average                       Average                     Average
                                              Shares   Exercise Price       Shares   Exercise Price      Shares  Exercise Price
                                            ---------  --------------     ---------  --------------     -------  --------------
Outstanding at beginning of year..........  3,410,862     $  7.55           836,602     $ 11.24         919,722      $11.24
Granted:
  Exercise price equal to fair value......    124,500     $ 13.54         2,767,000     $  6.88               -
  Exercise price greater than fair value..     20,000     $  6.50           136,500     $  6.50               -
Exercised.................................    (80,470)    $ 11.00          (112,100)    $ 11.00         (60,440)     $11.15
Forfeited.................................   (266,500)    $  6.50          (217,140)    $ 10.85         (22,680)     $11.30
                                            ---------                     ---------                     -------
Outstanding at end of year................  3,208,392     $  7.77         3,410,862     $  7.55         836,602      $11.24
                                            =========                     =========                     =======
Exercisable at end of year................    871,142     $  9.70           610,622     $ 10.53         641,842      $11.25
                                            =========                     =========                     =======

Weighted-average fair value of options
granted during the year...................                $  7.38                        $ 4.52                           -

The following table summarizes information about performance-based stock options outstanding at December 31, 1999:

                                                        Options Outstanding                          Options Exercisable
                                          ----------------------------------------------       -------------------------------
                                                             Weighted-
                                                              Average
                                              Number         Remaining        Weighted-             Number         Weighted-
                                            Outstanding     Contractual        Average            Exercisable       Average
Range of Exercise Prices                  As of 12/31/99  Life (in years)  Exercise Price       As of 12/31/99  Exercise Price
------------------------                  --------------  ---------------  --------------       --------------  --------------
   $  4.69 - $  6.50                        2,054,000          8.58           $  6.39                68,750        $  4.69
   $  6.75 - $  9.00                          610,000          8.41           $  8.75               342,500        $  8.72
   $ 11.00 - $ 18.56                          544,392          3.47           $ 11.90               459,892        $ 11.19
                                            ---------                                               -------
   $  4.69 - $ 18.56                        3,208,392          7.68           $  7.77               871,142        $  9.70
                                            =========                                               =======

     Approximately 9,893,000 shares of common stock are reserved for future issuance upon exercise of stock options under these plans.

NOTE 7 -- INCOME TAXES

     Significant components of Apria's deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                     ---------------------------
                                                        1999             1998
                                                        ----             ----
                                                            (in thousands)
Deferred tax liabilities:
  Tax over book depreciation.......................  $ (16,579)       $ (20,361)
  Intangible assets................................          -           (1,855)
  Other, net.......................................       (559)            (364
                                                     ---------        ---------
        Total deferred tax liabilities.............    (17,138)         (22,580)

Deferred tax assets:
  Allowance for doubtful accounts..................     20,860           24,353
  Accruals.........................................     12,827           17,889
  Asset valuation reserves.........................     11,693            6,240
  Net operating loss carryforward, limited
     by Section 382................................     89,104          128,285
  AMT and research credit carryovers...............      6,859            4,500
  Intangible assets................................     14,021                -
  Other, net.......................................        343              305
                                                     ---------        ---------
        Total deferred tax assets..................    155,707          181,572

Valuation allowance................................          -         (158,992)

                                                     ---------        ---------
             Net deferred tax assets...............   $138,569        $       -
                                                     =========        =========

     The company's net current deferred tax assets and net long-term deferred tax assets are $42,595,000 and $95,974,000 respectively. The difference in the company's deferred tax assets from 1998 to 1999 is primarily attributable to the current year reversal of the company's previously established valuation allowance and utilization of current year net operating loss carryforwards.

     At December 31, 1999, Apria's federal net operating loss carryforwards ("NOLs") approximated $225,000,000, expiring in varying amounts in the years 2003 through 2013. Additionally, the company has various state operating loss carryforwards that began to expire in 1997. As a result of an ownership change in 1992 that met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of Apria's federal and state operating loss carryforwards may expire unused. The net operating loss carryforward amount in the related deferred tax asset excludes such amount.

     Apria released its net valuation allowance of $158,992,000 in the fourth quarter of 1999. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at December 31, 1999. Management concluded it is more likely than not that the company will realize its net deferred tax assets. In reaching this conclusion, significant weight was given to the company's continued quarterly and 1999 annual profitability under new management. Additional positive evidence consisted of the divestiture of unprofitable service lines, the stabilization of reimbursement rates in the current year, and management's ability to develop and achieve internal financial forecasts.

     Income tax (benefit) expense consists of the following:

                                                 Year Ended December 31,
                                           ------------------------------------
                                              1999        1998          1997
                                              ----        ----          ----
                                                     (in thousands)
Current:
  Federal................................  $   1,470    $      -      $   3,623
  State..................................      6,145       2,000          1,964
  Foreign................................          -       1,000          1,000
                                           ---------    --------      ---------
                                               7,615       3,000          6,587
Deferred:
  Federal................................   (123,495)          -         25,768
  State..................................    (15,074)          -          4,195
                                           ---------    --------      ---------
                                            (138,569)          -         29,963

                                           ---------    --------      ---------
                                           $(130,954)   $  3,000      $  36,550
                                           =========    ========      =========

     The exercise of stock options granted under Apria's various stock option plans gives rise to compensation that is includable as taxable income to the employee and deductible by the company for federal and state tax purposes but is not recognized as expense for financial reporting purposes.

     Current federal income tax expense for 1999 represents the company's expected federal alternative minimum tax liability. This amount is also reflected as a deferred tax asset in the accompanying balance sheet. Current federal income tax expense in 1997 represents the amount settled and paid in connection with an audit of Apria's federal income tax returns for tax years ending in 1992 through 1995. The amount paid represents an increase to certain deferred tax assets for which no benefit was recorded in 1997 because an offsetting increase to the valuation allowance was recorded.

     Current state income tax expense for each period presented includes state tax amounts accrued and paid on a basis other than income. The current liability also includes estimated settlement amounts for state income tax examinations. During 1999, the company settled its foreign tax liabilities associated with the foreign tax audits.

     Differences between Apria's income tax (benefit) expense and an amount calculated utilizing the federal statutory rate are as follows:

                                                                                Year Ended December 31,
                                                                         -------------------------------------
                                                                            1999          1998          1997
                                                                            ----          ----          ----
                                                                                     (in thousands)

Income tax expense (benefit) at statutory rate........................   $  25,613      $(71,728)     $(82,621)
Non-deductible merger costs and amortization
  and impairment loss on goodwill.....................................       1,628        21,000        48,783
State and foreign taxes, net of federal
  benefit and state loss carryforwards................................       4,073           422         7,159
(Decrease) increase in valuation allowance for
  deferred items (currently) previously recognized....................    (158,992)            -        25,768
Tax benefit of net operating loss not currently recognized............           -        53,306        33,816
Other.................................................................      (3,276)            -         3,645
                                                                         ---------      --------      --------
                                                                         $(130,954)     $  3,000      $ 36,550
                                                                         =========      ========      ========

     Net income taxes paid (refunded) in 1999, 1998 and 1997, amounted to $2,679,000, $(3,103,000) and $(26,426,000), respectively.


NOTE 8 -- PER SHARE AMOUNTS

     The following table sets forth the computation of basic and diluted per share amounts:

                                                                    Year Ended December 31,
                                                             ------------------------------------
                                                                 1999        1998        1997
                                                                 ----        ----        ----
                                                             (in thousands, except per share data)
Numerator:
  Net income (loss) .....................................     $ 204,135   $(207,938)   $(272,608)
  Numerator for basic per share amounts - income (loss)
    attributable to common stockholders .................     $ 204,135   $(207,938)   $(272,608)

  Numerator for diluted per share amounts - income (loss)
    attributable to common stockholders .................     $ 204,135   $(207,938)   $(272,608)

  Denominator:
    Denominator for basic per share
      amounts - weighted average shares .................        51,940      51,732       51,419

    Effect of dilutive securities:
      Employee stock options ............................         1,590           -            -
                                                               --------    --------     --------
      Dilutive potential common shares ..................         1,590           -            -
                                                               --------    --------     --------
    Denominator for diluted per share amounts - adjusted
       weighted average shares ..........................        53,530      51,732       51,419
                                                               ========    ========     ========

Basic income (loss) per share amounts ...................      $   3.93    $  (4.02)    $  (5.30)
                                                               ========    ========     ========
Diluted income (loss) per share amounts .................      $   3.81    $  (4.02)    $  (5.30)
                                                               ========    ========     ========

Employee stock options excluded from the computation of diluted per share amounts:

    Exercise price exceeds average market
      price of common stock .............................         1,789       5,433        1,814
    Other ...............................................             -          63          468
                                                               --------    --------     --------
                                                                  1,789       5,496        2,282
                                                               ========    ========     ========
Average exercise price per share that exceeds
  average market price of common stock ..................      $  19.11    $  10.74     $  20.13
                                                               ========    ========     ========

     Because net losses were incurred in 1998 and 1997, the impact of options is antidilutive in those years and there is no difference between basic and diluted per share amounts. For additional disclosure regarding employee stock options, see Note 6.


NOTE 9 -- LEASES

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

     Apria occasionally subleases unused facility space when a lease buyout is not a viable option. Sublease income, in amounts not considered material, is recognized monthly and is offset against facility lease expense. Net rent expense in 1999, 1998 and 1997 amounted to $55,465,000, $57,670,000 and
$52,802,000, respectively.

     In addition, during 1999, 1998 and 1997, Apria acquired patient service equipment, information systems and equipment and furnishings totaling $1,662,000, $263,000 and $7,235,000, respectively, under capital lease arrangements with lease terms ranging from two to five years. Amortization of the leased patient service equipment, information systems and equipment and furnishings amounted to $2,245,000, $9,562,000 and $8,578,000 in 1999, 1998 and
1997, respectively.

     The following amounts for assets under capital lease obligations are included in property, equipment and improvements:

                                                         December 31,
                                                  -------------------------
                                                     1999            1998
                                                     ----            ----
                                                       (in thousands)

     Information systems.......................   $  9,223         $ 33,306
     Less accumulated depreciation.............     (5,143)         (26,044)
                                                  --------         --------
                                                  $  4,080         $  7,262
                                                  ========         ========

     Future minimum payments, by year and in the aggregate, required under noncancellable operating leases and capital lease obligations consist of the following at December 31, 1999:

                                                           Capital     Operating
                                                            Leases       Leases
                                                           -------     ---------
                                                               (in thousands)

     2000...............................................    $ 3,655    $  46,848
     2001...............................................        518       37,230
     2002...............................................          -       24,020
     2003...............................................          -       13,967
     2004...............................................          -        9,644
     Thereafter.........................................          -       18,367
                                                            -------     --------
                                                              4,173     $150,076
     Less interest included in minimum lease payments...       (141)    ========
                                                            -------
     Present value of minimum lease payments............      4,032
     Less current portion...............................     (3,528)
                                                            -------
                                                            $   504
                                                            =======


NOTE 10 -- EMPLOYEE BENEFIT PLANS

     Apria has a 401(k) defined contribution plan, whereby eligible employees may contribute up to 16% of their annual basic earnings. The company matches 50% of the first 8% of employee contributions. Total expenses related to the defined contribution plan were $3,405,000, $3,539,000 and $3,791,000 in 1999, 1998 and
1997, respectively.


NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     Litigation: Apria is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which are not determinable at this time. Apria has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by the company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on Apria's consolidated results of operations and financial position. In 1999, 1998 and 1997, certain claims and lawsuits were settled and the company paid amounts, including the cost of defense, totaling approximately $3,844,000, $2,125,000 and $3,277,000, respectively. Charges to income of $1,389,000, $6,590,000 and $2,760,000 were taken in 1999, 1998 and
1997, respectively, to provide for probable losses related to matters arising in each period and to revise estimates for matters arising in previous periods. Management is unable to estimate the range of possible loss for all other claims and lawsuits.

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

     Two similar class actions were filed during July, 1998 in Superior Court of California for the County of Orange: Schall v. Apria Healthcare Group Inc., et al. (Case No. 797060) and Thompson v. Apria Healthcare Group Inc., et al. (Case No. 797580). These two actions were consolidated by a court order dated October 22, 1998 (Master Case No. 797060). On June 14, 1999, the plaintiffs filed a Consolidated Amended Class Action Complaint asserting claims founded on state law and on Sections 11 and 12(2) of the 1933 Securities Act.

     Apria believes that it has meritorious defenses to the plaintiffs' claims and it intends to vigorously defend itself in both the federal and state cases. In the opinion of Apria's management, the ultimate disposition of these class actions will not have a material adverse effect on the company's financial condition or results of operations.

     Certain Concentrations: Approximately 64% of Apria's revenues are derived from the provision of respiratory therapy services, a significant portion of which is reimbursed under the federal Medicare program. Effective January 1, 1998, reimbursement for home oxygen services and respiratory drugs was reduced by 25% and 5%, respectively. An additional 5% reduction for home oxygen services was effective January 1, 1999. The impact of the reductions on revenues was approximately $10,000,000 and $57,000,000 for 1999 and 1998, respectively.

     Apria currently purchases approximately 44% of its patient service equipment and supplies from five suppliers. Although there are a limited number of suppliers, management believes that other suppliers could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue which could adversely affect operating results.

     Other: Apria has received a number of subpoenas and document requests from U.S. Attorneys' offices and from the U.S. Department of Health and Human Services. The subpoenas and requests generally ask for documents, such as patient files, billing records and other documents related to billing practices, related to the company's patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government in connection with these investigations and is responding to the document requests and subpoenas. On July 8, 1999, Apria announced that the company had received notification that the U.S. Attorney's office in Sacramento has closed its criminal investigation file relating to eight subpoenas that had been issued by that office.

     Apria has acknowledged that there may be errors and omissions in supporting documentation affecting a portion of its billings. If the U.S. Department of Justice were to conclude that such errors and omissions constituted criminal violations, or were to conclude that such errors and omissions resulted in the submission of false claims to federal healthcare programs or significant overpayments by the government, Apria could face criminal charges and/or civil claims for refunds, administrative sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including exclusion of Apria from participation in federal healthcare programs. Apria believes that the assertion of criminal charges would be unwarranted and that the company would be in a position to assert numerous meritorious defenses in the event that any material civil claims are asserted. However, no assurance can be provided as to whether any such charges or claims will be asserted or as to the outcome of any possible proceedings that may result from any such assertion of charges or claims.


NOTE 12 -- SERVICE/PRODUCT LINE DATA

     The following table sets forth a summary of net revenues by service line:

                                                  Year Ended December 31,
                                           ------------------------------------
                                              1999         1998          1997
                                              ----         ----          ----
                                                     (in thousands)

     Respiratory.......................    $ 598,901    $ 552,725    $  605,387
     Infusion therapy..................      179,148      211,176       281,178
     Home medical equipment/other......      161,975      169,892       294,129
                                           ---------    ---------    ----------
              Total net revenues......     $ 940,024    $ 933,793    $1,180,694
                                           =========    =========    ==========


 NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                                                                                    QUARTER
                                                            ------------------------------------------------------
                                                              First         Second            Third        Fourth
                                                              -----         ------            -----        ------
                                                                     (in thousands, except per share data)

         1999
         Net revenues...................................    $228,294        $232,040      $ 237,367       $242,323
         Gross profit...................................    $162,225        $165,291      $ 170,761       $173,833
         Operating income...............................    $ 27,274        $ 28,307      $  29,385       $ 30,741
         Net income.....................................    $ 15,562        $ 17,804      $  18,895       $151,874

         Basic income per common share..................    $   0.30        $  0.34       $    0.36       $   2.92
         Diluted income per common share................    $   0.30        $  0.33       $    0.35       $   2.83


         1998
         Net revenues...................................    $250,538        $240,627      $ 219,367       $223,261
         Gross profit...................................    $164,680        $159,830      $ 122,371       $156,217
         Operating income (loss)........................    $  5,375        $  3,109      $(180,378)      $ 13,872
         Net (loss) income..............................    $ (6,607)       $ (8,956)     $(194,701)      $  2,326

         Basic (loss) income per common share...........    $  (0.13)       $ (0.17)      $   (3.76)      $   0.04
         Diluted (loss) income per common share.........    $  (0.13)       $ (0.17)      $   (3.76)      $   0.04

     Fourth Quarter - 1999: Net income for the fourth quarter of 1999 includes an income tax benefit of $131,357,000 which is primarily attributable to the release of the company's valuation allowance. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at December 31, 1999. Management concluded it is more likely than not that the company will realize its net deferred tax assets. In reaching this conclusion, significant weight was given to the company's continued quarterly profitability since the fourth quarter of 1998. Additional positive evidence consisted of the divestiture of unprofitable service lines, the stabilization of reimbursement rates in the current year, and management's ability to develop and achieve internal financial forecasts (see Note 7).

     Third Quarter - 1998: The operating results for the third quarter of 1998 included adjustments to reduce revenue and accounts receivable by $14,642,000 and to increase bad debt expense and the allowance for doubtful accounts by $12,065,000. During the third quarter of 1998, a new management team reviewed the effect of certain procedural initiatives and system enhancements introduced earlier in the year to improve billing procedures and reduce write-offs. Although cash collections in excess of trailing revenues were strong, write-offs increased from the second quarter. Also, specific payor reviews indicated that collectibility of certain receivables was in question, particularly those aged in excess of 180 days. Based upon these reviews, a definitive change in collection strategy was implemented which shifted the focus from efforts to collect aged accounts receivable to the more current outstanding amounts. Management believes a concerted effort that focuses on current accounts will better utilize the company's resources to collect the receivables before they age, when they undoubtedly become more difficult to collect. As a result of this change in collection procedure and policy, management increased its allowance for account balances over 180 days. The adjustment to revenue represents the estimated amount of accounts receivable that will ultimately be written off due to reasons unrelated to credit risk. Also recorded was a provision for specific accounts identified as uncollectible totaling $1,529,000 and an increase to the allowance for doubtful accounts related to the infusion sale and the exited businesses totaling $9,128,000.

     During the third quarter of 1998, Apria sold its infusion service line in California and exited the infusion service line in certain geographic markets. Charges of $7,263,000 related to the wind-down of exited infusion operations were recorded in addition to a $3,798,000 loss on sale of the California business.

     One of the actions taken as part of management's strategic direction was the termination of the project to implement an enterprise resource planning system. Accordingly, Apria wrote-off related software and other capitalized costs of $7,548,000 in the third quarter of 1998. As part of the decision to terminate the enterprise resource planning project, management evaluated its current systems to determine their long-term viability in the context of the company's overall strategic direction. It was determined that the company was at some risk in continuing to run the infusion billing system on its current platform which was no longer supported by the computer industry. To mitigate this risk, the company is in the process of converting the infusion system to an industry-supported operating platform. Apria also proceeded with a number of enhancements to the systems which rendered certain previously-developed modules obsolete. Additionally, pharmacy and branch consolidations and closures rendered a variety of computer equipment obsolete. Due to its age and technological obsolescence, it was deemed to have no future value. As a result of these actions, Apria recorded an impairment charge of $11,843,000 at September 30, 1998.

     Based on management's third quarter evaluation of the carrying value of intangible assets, an impairment charge of $76,223,000 was recorded. The charge reduced the carrying value of the company's intangible assets to reflect management's estimate of fair value. Also included in the impairment charge is the write-off of $4,771,000 in intangible assets primarily associated with the exit of the infusion service line in certain areas (see Note 4).

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

                                                      APRIA HEALTHCARE GROUP INC.

                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                            (in thousands)



                                                                           Additions
                                                                     -----------------------
                                                        Balance at   Charged to   Charged to               Balance at
                                                        Beginning    Costs and      Other                    End of
                                                        of Period    Expenses      Accounts    Deductions    Period
                                                        ----------   ----------   ----------   ----------  ----------

Year ended December 31, 1999
Deducted from asset accounts:
   Allowance for revenue adjustments................     $ 38,400    $      -    $      -       $  8,487    $ 29,913
   Allowance for doubtful accounts..................       35,564      34,314         827 (a)     26,053      44,652
   Reserve for inventory shortages..................        7,660       2,919      (1,206)(c)      5,504       3,869
   Reserve for patient service equipment shortages..        8,137       1,049       1,206 (c)      3,902       6,490
                                                         --------    --------    --------       --------    --------
                  Totals............................     $ 89,761    $ 38,282    $    827       $ 43,946    $ 84,924
                                                         ========    ========    ========       ========    ========

Year ended December 31, 1998
Deducted from asset accounts:
   Allowance for revenue adjustments................     $ 38,058    $      -    $ 18,302 (b)   $ 17,960    $ 38,400
   Allowance for doubtful accounts..................       58,413      75,319          71 (a)     98,239      35,564
   Reserve for inventory shortages..................        6,373       8,598      (2,000)(c)      5,311       7,660
   Reserve for patient service equipment shortages..        3,900      14,707       2,000 (c)     12,470       8,137
                                                         --------    --------    --------       --------    --------
                  Totals............................     $106,744    $ 98,624    $ 18,373       $133,980    $ 89,761
                                                         ========    ========    ========       ========    ========


Year ended December 31, 1997
Deducted from asset accounts:
   Allowance for revenue adjustments................     $ 32,300    $      -    $ 40,000 (b)   $ 34,242    $ 38,058
   Allowance for doubtful accounts..................       73,809     121,908       1,697 (a)    139,001      58,413
   Reserve for inventory shortages..................        1,825      26,716           -         22,168       6,373
   Reserve for patient service equipment shortages..        4,812       8,584           -          9,496       3,900
                                                         --------    --------    --------       --------    --------
                  Totals............................     $112,746    $157,208    $ 41,697       $204,907    $106,744
                                                         ========    ========    ========       ========    ========

---------------------------------------------------------------------


(a)  Includes amounts added in conjunction with business acquisitions.

(b) Amount charged against net revenues. See Note 11 to the Consolidated Financial Statements.

(c)  Transfers between reserves.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 27, 2000

                                          APRIA HEALTHCARE GROUP INC.

                                          By: /s/ PHILIP L. CARTER
                                              --------------------------------
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                            Date
      ---------                      -----                            ----

/s/ PHILIP L. CARTER
-----------------------
Philip L. Carter             Chief Executive Officer              March 27, 2000


/s/ JOHN C. MANEY
-----------------------
John C. Maney                Executive Vice President and         March 27, 2000
                             Chief Financial Officer
                             (Principal Financial Officer)

/s/ JAMES E. BAKER
-----------------------
James E. Baker               Vice President, Controller           March 27, 2000
                             (Principal Accounting Officer)


/s/ RALPH V. WHITWORTH
-----------------------
Ralph V. Whitworth           Director, Chairman of the Board      March 27, 2000


/s/ DAVID H. BATCHELDER
-----------------------
David H. Batchelder          Director                             March 27, 2000


/s/ DAVID L. GOLDSMITH
-----------------------
David L. Goldsmith           Director                             March 27, 2000


/s/ RICHARD H. KOPPES
-----------------------
Richard H. Koppes            Director                             March 27, 2000


/s/ PHILIP R. LOCHNER
-----------------------
Philip R. Lochner            Director                             March 27, 2000


/s/ BEVERLY B. THOMAS
-----------------------
Beverly B. Thomas            Director                             March 27, 2000

                                                   EXHIBIT INDEX
Exhibit
Number                    Description                                                                               Reference
-------                   -----------                                                                               ---------
3.1     Restated Certificate of Incorporation of Registrant.                                                           (d)

3.2     Certificate of Ownership and Merger  merging Apria  Healthcare  Group Inc. into Abbey and amending  Abbey's
        Restated Certificate of Incorporation to change Abbey's name to "Apria Healthcare Group Inc."                  (f)

3.3     Amended and Restated Bylaws of Registrant, as amended on May 5, 1998.                                          (k)

3.4     Certificate of Amendment of Certificate of Incorporation of Apria Healthcare Group Inc.                        (o)

3.5     Amended and Restated Bylaws of Registrant, as amended on October 29, 1999.                                     (p)

4.1     Form of 9 1/2% Senior Subordinated Note due 2002.                                                              (b)

4.2     Indenture dated November 1, 1993, by and among Abbey,  certain  Subsidiary  Guarantors  defined therein and
        U.S. Trust Company of California, N.A., as filed on Form SE.

4.3     Specimen Stock Certificate of the Registrant.                                                                  (h)

4.4     Certificate of Designation of the Registrant.                                                                  (d)

10.1    1991 Stock Option Plan.                                                                                        (a)

10.2    Schedule of Registration Procedures and Related Matters.                                                       (c)

10.3    401(k) Savings Plan, restated effective October 1, 1993, amended December 28, 1994.                            (g)

10.4    Stock Incentive Plan, dated June 28, 1995.                                                                     (e)

10.5    Amended and Restated 1992 Stock Incentive Plan.                                                                (g)

10.6    Amendment Number Two to the 401(k) Savings Plan, dated June 28, 1995.                                          (h)

10.7    Amendment Number Three to the 401(k) Savings Plan, dated January 1, 1996.                                      (h)

10.8    Amendment 1996-1 to the 1991 Stock Option Plan, dated October 28, 1996.                                        (m)

10.9    Amendment 1996-1 to the Amended and Restated 1992 Stock Incentive Plan, dated October 28, 1996.                (m)

10.10   Resignation and General Release Agreement dated January 19, 1998, between Registrant and Jeremy M. Jones.      (i)

10.11   Security Agreement dated March 13, 1998,  between  Registrant,  Apria Healthcare,  Inc., and certain of its
        subsidiaries and Bank of America National Trust & Savings Association.                                         (i)

10.12   First  Amendment  to  Security  Agreement  dated  April 15,  1998,  among  Registrant  and  certain  of its subsidiaries,  Bank of America National Trust & Savings  Association,  NationsBank of Texas, N.A. and other
        financial institutions party to the Credit Agreement.                                                          (i)

10.13   Employment Agreement dated May 5, 1998, between Registrant and Philip L. Carter.                               (k)

10.14   Non-qualified Stock Option Agreement dated May 5, 1998, between Registrant and Philip L. Carter.               (m)

10.15   Amended and Restated 1997 Stock Incentive Plan, dated February 27, 1997, as amended through June 30, 1998.     (m)

10.16   Employment Agreement dated October 19, 1998, between Registrant and John C. Maney.                             (m)

10.17   Amended and Restated  Credit  Agreement  dated  November 13, 1998,  between  Registrant  and certain of its subsidiaries and Bank of America National Trust and Savings Association,  and other financial  institutions
        party to the Credit Agreement.                                                                                 (l)

10.18   Amended and Restated Guaranty dated November 13, 1998, made by various  Guarantors defined therein in favor
        of Bank of America National Trust and Savings Association.                                                     (m)

10.19   Second  Amendment  to Security  Agreement  dated  November 13, 1998,  among  Registrant  and certain of its subsidiaries  and Bank of America National Trust and Savings  Association and other financial  institutions
        party to the Credit Agreement.                                                                                 (m)

10.20   1998 Non-qualified Stock Incentive Plan, dated December 15, 1998.                                              (m)

10.21   Amendment to Employment Agreement dated January 1, 1999, between Registrant and Philip L. Carter.              (m)

10.22   First  Amendment  to Amended and Restated  Credit  Agreement  and Consent  dated  January 15,  1999,  among
        Registrant and certain of its  subsidiaries,  Bank of America  National Trust and Savings  Association  and
        other financial institutions party to the Credit Agreement.                                                    (m)

10.23   Second  Amendment to Amended and Restated Credit  Agreement dated February 23, 1999,  among  Registrant and certain of its  subsidiaries,  Bank of America  National Trust and Savings  Association and other financial
        institutions party to the Credit Agreement.                                                                    (m)

10.24   Amended and Restated  Executive  Severance  Agreement dated February 26, 1999, between Registrant and Frank
        Bianchi.                                                                                                       (m)

10.25   Amended and Restated Executive  Severance Agreement dated February 26, 1999, between Registrant and Michael
        R. Dobbs.                                                                                                      (m)

10.26   Amended and Restated  Employment  Agreement  dated  February 26, 1999,  between  Registrant and Lawrence M.
        Higby.                                                                                                         (m)

10.27   Third  Amendment to Amended and  Restated  Credit  Agreement  dated April 22, 1999,  among  Registrant  and certain of its  subsidiaries,  Bank of America  National Trust and Savings  Association and other financial
        institutions party to the Credit Agreement.                                                                    (n)

10.28   Fourth  Amendment to Amended and Restated  Credit  Agreement dated October 22, 1999,  among  Registrant and certain of its subsidiaries,  Bank of America National  Association and other financial  institutions party
        to the Credit Agreement.                                                                                       (p)

10.29   Second Amendment to Employment Agreement dated October 29, 1999, between Registrant and Philip L. Carter.

16.1    Letter dated July 8, 1998 from Ernst & Young, LLP addressed to the Securities and Exchange Commission.         (j)

21.1    List of Subsidiaries.

23.1    Consent of Ernst & Young  LLP, Independent Auditors.

23.2    Consent of Deloitte & Touche LLP, Independent Auditors.

27.1    Financial Data Schedule.

    References - Documents filed with the Securities and Exchange Commission

(a)  Incorporated   by   reference  to   Registration   Statement  on  Form  S-1
     (Registration No. 33-44690), as filed on December 23, 1991.

(b)  Incorporated   by   reference  to   Registration   Statement  on  Form  S-1
     (Registration No. 33-69078), as filed on September 17, 1993.

(c)  Incorporated  by  reference  to  Registration   Statement  on  Form  S-4
     (Registration No. 33-69094), as filed on September 17, 1993.

(d)  Incorporated   by   reference  to   Registration   Statement  on  Form  S-4
     (Registration No. 33-90658), and its appendices, as filed on March 27, 1995.

(e)  Incorporated   by   reference  to   Registration   Statement  on  Form  S-8
     (Registration No. 33-94026), as filed on June 28, 1995.

(f) Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 1995, as filed on August 14, 1995.

(g)  Incorporated   by   reference  to   Registration   Statement  on  Form  S-8
     (Registration No. 33-80581), as filed on December 19, 1995.

(h) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(i) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997.

(j) Incorporated by reference to Current Report on Form 8-K, as filed on July 6, 1998.

(k) Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 1998, as filed on August 14, 1998.

(l) Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 1998, as filed on November 16, 1998.

(m) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.

(n) Incorporated by reference to Quarterly Report on Form 10-Q dated March 31, 1999, as filed on May 14, 1999.

(o) Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 1999, as filed on August 12, 1999.

(p) Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 1999, as filed on November 12, 1999.

                               COPIES OF EXHIBITS

Copies of exhibits will be provided upon written request and payment of a fee of $.25 per page plus postage. The written request should be directed to the Financial Reporting Department (Attn: Ms. Donna Draper), at the address of the company set forth on the first page of this Form 10-K.