Form 10-Q
period 2000-03-31
APRIA HEALTHCARE GROUP INC
filed 2000-05-15
CIK 882289

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2000

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

There were 52,323,382 shares of common stock, $.001 par value, outstanding at May 9, 2000.

                           APRIA HEALTHCARE GROUP INC.

                                    FORM 10-Q

                       For the period ended March 31, 2000


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


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           APRIA HEALTHCARE GROUP INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,  December 31,
(dollars in thousands)                                                        2000        1999
---------------------------------------------------------------------------------------------------
                                                                           (unaudited)
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents .............................................   $  29,065    $  20,493
  Accounts receivable, less allowance for doubtful accounts of $49,409
    and $44,652 at March 31, 2000 and December 31, 1999, respectively....     151,837      149,767
  Inventories ...........................................................      22,221       18,505
  Deferred income taxes .................................................      42,990       42,595
  Prepaid expenses and other current assets .............................       7,973        7,665
                                                                            ---------    ---------
          TOTAL CURRENT ASSETS ..........................................     254,086      239,025

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $287,189
  and $277,915 at March 31, 2000 and December 31, 1999, respectively ....     126,675      126,486
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ...............................      38,752       41,503
DEFERRED INCOME TAXES ...................................................      87,090       95,974
INTANGIBLE ASSETS, NET ..................................................     127,697      125,641
OTHER ASSETS ............................................................         420          422
                                                                            ---------    ---------
                                                                            $ 634,720    $ 629,051
                                                                            =========    =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ......................................................   $  47,675    $  47,202
  Accrued payroll and related taxes and benefits ........................      27,970       26,478
  Accrued insurance .....................................................       9,601       10,866
  Other accrued liabilities .............................................      48,984       51,307
  Current portion of long-term debt .....................................      26,056       23,528
                                                                            ---------    ---------
          TOTAL CURRENT LIABILITIES .....................................     160,286      159,381

LONG-TERM DEBT ..........................................................     384,671      394,201

COMMITMENTS AND CONTINGENCIES ...........................................           -            -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value:  10,000,000 shares authorized;
    none issued .........................................................           -            -
  Common stock, $.001 par value:  150,000,000 shares authorized;
    52,245,202 and 52,054,974 shares issued and outstanding at
    March 31, 2000 and December 31, 1999, respectively ..................          52           52
  Additional paid-in capital ............................................     330,407      328,894
  Accumulated deficit ...................................................    (240,696)    (253,477)
                                                                            ---------    ---------
                                                                               89,763       75,469
                                                                            ---------    ---------

                                                                            $ 634,720    $ 629,051
                                                                            =========    =========

See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                                 Three Months Ended
                                                                      March 31,
                                                                ---------------------
(dollars in thousands, except per share data)                     2000         1999
-------------------------------------------------------------------------------------

Net revenues ..............................................     $250,722     $228,294
Costs and expenses:
   Cost of net revenues:
      Product and supply costs ............................       49,255       45,325
      Patient service equipment depreciation ..............       18,853       17,746
      Nursing services ....................................          453          551
      Other ...............................................        2,940        2,447
                                                                --------     --------
                                                                  71,501       66,069
   Selling, distribution and administrative ...............      133,525      124,449
   Provision for doubtful accounts ........................       10,619        8,629
   Amortization of intangible assets ......................        2,440        1,873
                                                                --------     --------
                                                                 218,085      201,020
                                                                --------     --------
          OPERATING INCOME ................................       32,637       27,274
Interest expense, net .....................................       10,601       11,312
                                                                --------     --------
          INCOME BEFORE TAXES .............................       22,036       15,962
Income tax expense ........................................        9,255          400
                                                                --------     --------
          NET INCOME ......................................     $ 12,781     $ 15,562
                                                                ========     ========


Basic income per common share .............................     $   0.24     $   0.30
                                                                ========     ========

Diluted income per common share ...........................     $   0.24     $   0.30
                                                                ========     ========

See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                      ---------------------
(dollars in thousands)                                                                  2000        1999
-----------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income ......................................................................   $ 12,781    $ 15,562
  Items included in net income not requiring (providing) cash:
     Provision for doubtful accounts ..............................................     10,619       8,629
     Depreciation and amortization ................................................     25,760      24,467
     Amortization of deferred debt costs...........................................        689       1,050
     Deferred income taxes and other ..............................................      8,418       1,568
  Changes in operating assets and liabilities, net of effects of acquisitions:
     Increase in accounts receivable ..............................................    (12,997)    (12,064)
     Increase in inventories ......................................................     (3,697)     (2,884)
     Increase in prepaids and other assets ........................................       (306)       (264)
     Increase in accounts payable .................................................        473       3,216
     (Decrease) increase in accrued expenses and other liabilities ................     (1,576)      5,958
  Net purchases of patient service equipment, net of effects of acquisitions ......    (18,920)    (14,826)
                                                                                      --------    --------

          NET CASH PROVIDED BY OPERATING ACTIVITIES ...............................     21,244      30,412

INVESTING ACTIVITIES
  Purchases of property, equipment and improvements,
     net of effects of acquisitions ...............................................     (1,708)     (1,687)
  Proceeds from disposition of assets .............................................         74         110
  Acquisitions and payments of contingent consideration ...........................     (4,860)     (4,835)
                                                                                      --------    --------

          NET CASH USED IN INVESTING ACTIVITIES ...................................     (6,494)     (6,412)

FINANCING ACTIVITIES
  Payments under term loan ........................................................     (5,000)     (6,938)
  Payments of other long-term debt ................................................     (2,691)     (1,835)
  Capitalized debt costs, net .....................................................          -        (680)
  Issuances of common stock .......................................................      1,513         150
                                                                                      --------    --------

          NET CASH USED IN FINANCING ACTIVITIES ...................................     (6,178)     (9,303)
                                                                                      --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........................................      8,572      14,697
Cash and cash equivalents at beginning of period ..................................     20,493      75,475
                                                                                      --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................................   $ 29,065    $ 90,172
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

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the company's 1999 Form 10-K.

NOTE B - RECLASSIFICATIONS AND USE OF ACCOUNTING ESTIMATES

Reclassifications: Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Use of Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Due to the nature of the industry and the reimbursement environment in which the company operates, certain estimates are required in recording net revenues. Inherent in these estimates is the risk that they will have to be revised or updated, and the changes recorded in subsequent periods, as additional information becomes available to management.

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

NOTE D - BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statement of operations from the date of acquisition. During the first quarter of 2000, cash paid for acquisitions and related contingent consideration was $4,860,000. For the acquisitions that closed during the first quarter, $3,847,000 was allocated to intangible assets. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.

NOTE E - LONG-TERM DEBT

Apria's credit agreement with Bank of America and a syndicate of banks was amended for the fifth time in March 2000 to increase the limitation on capital expenditures.

At  March  31,  2000,   total   borrowings   under  the  credit  agreement  were
$214,062,000, outstanding letters of credit totaled $1,000,000 and credit available under the revolving facility was $29,000,000.

NOTE F - EQUITY

The change in stockholders' equity, other than from net income, resulted primarily from the exercise of stock options. For the three months ended March 31, 2000, proceeds from the exercise of stock options amounted to $1,513,000.

NOTE G - INCOME TAXES

Income taxes for the first quarter of 2000 have been provided at the effective tax rate expected to be applicable for the year.

At December 31, 1999 Apria's federal net operating loss carryforwards ("NOLs") approximated $225,000,000, expiring in 2003 through 2013. Additionally, the company has various state NOLs which began expiring in 1997. As a result of an ownership change in 1992, which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state NOLs generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of Apria's federal and state NOLs may expire unused. The company excludes the $57,000,000 of potentially expiring NOLs from its deferred tax assets. In fiscal year 2000, NOLs are being utilized to the extent of Apria's taxable income.

NOTE H - COMMITMENTS AND CONTINGENCIES

Apria is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. In the opinion of management, any liability that might be incurred by the company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on Apria's consolidated results of operations and financial position. Apria provides for losses related to certain matters when such losses are considered probable and capable of estimation. No provision for losses is made in respect of claims which do not meet such requirements.

NOTE I - PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                        -------------------
(in thousands, except per share data)                                                     2000       1999
-----------------------------------------------------------------------------------------------------------

Numerator:

  Net income .........................................................................   $12,781    $15,562
  Numerator for basic per share amounts - income available to common stockholders ....   $12,781    $15,562

  Numerator for diluted per share amounts - income available to common stockholders...   $12,781    $15,562


Denominator:

  Denominator for basic per share amounts - weighted average shares ..................    52,191     51,796

    Effect of dilutive securities:
      Employee stock options .........................................................     1,756        868
                                                                                         -------    -------
      Dilutive potential common shares ...............................................     1,756        868
                                                                                         -------    -------
  Denominator for diluted per share amounts - adjusted weighted average shares .......    53,947     52,664
                                                                                         =======    =======

Basic income per common share ........................................................   $  0.24    $  0.30
                                                                                         =======    =======

Diluted income per common share ......................................................   $  0.24    $  0.30
                                                                                         =======    =======

Employee stock options excluded from the computation of diluted per share amounts:

    Exercise price exceeds average market price of common stock ......................     2,391      2,171

Average exercise price per share that exceeds average market price of common stock....   $ 18.67    $ 16.15

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Apria's business is subject to a number of risks, some of which are beyond the company's control. The company has described certain of those risks in its Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 27, 2000. This report may be used for purposes of the Private Securities
Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. These risks include the collectibility of Apria's accounts receivable, the ongoing federal investigations regarding Apria's billing practices, the effectiveness of Apria's operating systems and controls, healthcare reform and the effect of federal and state healthcare regulations, pricing pressures from large payors and continued reductions in Medicare reimbursement, Apria's ability to implement its acquisition strategy and the upcoming maturity of Apria's long-term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET REVENUES AND GROSS MARGIN. Net revenues were $250.7 million in the first quarter of 2000, up 9.8% from the first quarter of 1999. The primary reasons for the increase are new contracts with regional and national payors, the acquisition of complementary businesses and price increases in certain managed care agreements.

     The table below sets forth a summary of net revenues by service line. The largest increase is in the respiratory service line, which is largely due to a sales focus on this higher-margin line and to the impact of acquisitions consummated during 1999. The increase between periods in the infusion therapy service line was due predominantly to volume increases.

                                                   Three Months Ended March 31,
                                       --------------------------------------------------
                                               2000                          1999
                                       --------------------          --------------------
(dollars in thousands)                      $           %                 $           %
-----------------------------------------------------------------------------------------

Respiratory therapy................     $163,263      65.1%           $145,223      63.6%
Infusion therapy...................       46,751      18.6%             42,237      18.5%
HME/other..........................       40,708      16.3%             40,834      17.9%
                                        --------     ------           --------     ------
     Total net revenues                 $250,722     100.0%           $228,294     100.0%
                                        ========     ======           ========     ======

     The gross margin for the first quarter of 2000 was 71.5%, compared to 71.1% for the same period last year. The majority of this improvement is due to the increase in respiratory revenues as a percentage of total revenues.

     Estimates and Revenue Adjustments. Substantially all of Apria's revenues are reimbursed by third party payors, including Medicare, Medicaid and managed care organizations. Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required in recording net revenues. Inherent in these estimates is the risk that they will have to be revised or updated, and the changes recorded in subsequent periods, as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors result in adjustments to billed amounts. Such adjustments are fairly common and are typically identified and recorded at the point of cash application, claim denial or upon account review. Examples of revenue adjustments include subsequent changes to estimated revenue amounts or denials for services not covered due to changes in the patient's coverage, failure to obtain written confirmation of authorization or other necessary documentation subsequent to service delivery, and differences in contract prices due to complex contract terms or a biller's lack of familiarity with a contract or payor.

     SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expense, as a percentage of net revenue, was 53.3% in the first quarter of 2000, versus 54.5% in the first quarter of 1999. This is primarily due to management's ability to maintain the fixed and controllable expense levels as revenues increase.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts was 4.2% of net revenues for the first three months of 2000, compared with 3.8% in the same period in 1999. The increase in 2000 is largely attributable to an increase in accounts receivable aged in excess of 180 days, at which time the likelihood of collectibility decreases. Accounts greater than 180 days, as percentages of total accounts receivable, were 25.8% and 20.1% at March 31, 2000 and March 31, 1999, respectively.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization expense was $2.4 million in the first quarter of 2000 and $1.9 million in the first quarter of 1999. The increase is directly attributable to the $49.3 million in intangible assets that were recorded in 1999 in conjunction with the acquisitions that were consummated in that period.

     INTEREST EXPENSE. Interest expense was $10.6 million in the first quarter of 2000, down from $11.3 million for the same period last year. This is primarily due to the reduction in long term debt levels between the two periods. Partially offsetting the decrease in interest expense was an increase in interest rates and a decrease in interest income due to lower cash balances.

     INCOME TAXES. Income taxes were $9.3 million for the first three months of 2000 versus $400,000 for the same period last year. At December 31, 1999, management concluded that it is more likely than not that Apria will realize its net deferred tax assets. As a result, the company released the remaining deferred tax valuation allowance during the fourth quarter of 1999. The increase in income tax expense for the first quarter of 2000, as compared to the first quarter of 1999, is primarily attributable to Apria's partial release of its deferred tax valuation allowance in 1999.

     At December 31, 1999 Apria's federal NOLs approximated $225 million, expiring in the years 2003 through 2013. Additionally, Apria has various state NOLs which began expiring in 1997. As a result of an ownership change in 1992, which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state NOLs generated prior to 1992 are each limited to approximately $5 million per year. Because of the annual limitation, approximately $57 million of each of Apria's federal and state NOLs may expire unused. Apria excludes the $57 million of potentially expiring NOLs from its deferred tax assets. In 2000, NOLs are being utilized to the extent of the company's taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING CASH FLOW. Operating cash flow was $21.2 million in the first quarter of 2000, compared with $30.4 million in the first quarter of 1999. The decrease is largely due to increased purchases of patient service equipment to support growth in the respiratory therapy patient base. Also contributing to the decrease in operating cash flow for the first quarter of 2000 was the payment of the annual performance bonuses.

     ACCOUNTS RECEIVABLE. Accounts receivable, before allowance for doubtful accounts, increased to $201.2 million at March 31, 2000 from $194.4 million at December 31, 1999. The increase is largely attributable to the continuing trend of quarter-over-quarter revenue increases.

     Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) decreased a day to 55 days at March 31, 2000 from 56 days at December 31, 1999. Accounts aged in excess of 180 days as a percentage of total accounts receivable increased to 25.8% at March 31, 2000 compared to 24.1% at December 31, 1999.

     Collection of its accounts receivable remains one of Apria's primary focuses. Two factors impacting the collectibility of accounts receivable are (1) continued high turnover among accounts receivable personnel in many of Apria's locations and (2) the inability to collect contractually-due receivables from certain large managed care payors on a timely basis, or at all.

     Allowance Evaluation. Accounts receivable are reduced by an allowance for estimated revenue adjustments and further netted by an allowance for doubtful accounts to reflect accounts receivable in the financial statements at net realizable value. Bad debt and revenue adjustment allowances are aggregated and analyzed on a combined basis. Management uses actual write-off classifications in conjunction with historical experience and account reviews to determine the appropriate categorization of revenue adjustments and bad debts, both reserved and expensed. Apria's methodology for estimating allowances for uncollectible accounts and providing for the related revenue adjustments and bad debt expense involves an extensive, balanced evaluation of operating statistics, historical realization data and accounts receivable aging trends. Also considered are relevant business conditions such as system conversions, facility consolidations, business combinations, Medicare carrier conditions and the extent of contracted business. Finally, specific reviews of certain large and/or problematic payors are performed. Management periodically refines the analysis and allowance estimation process to consider any changes in related policies and procedures and adjusts the combined allowance to reflect its best estimate of the allowance required at each reporting date.

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $23.5 million and $23.0 million at March 31, 2000 and December 31, 1999, respectively. Delays in billings can occur, from a few days to several weeks or more, from the date of service due to delays in obtaining certain required payor-specific documentation from internal and external sources. Such documentation would include internal records of proof-of-service and written authorizations from physicians and other referral sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility.

     LONG-TERM DEBT. Apria's credit agreement was amended for the fifth time in March 2000. This latest amendment increases the amount of capital expenditures permitted by the credit agreement.

     At March 31, 2000, total borrowings under the credit agreement were $214.1 million (none of which were advanced from the revolving credit facility), outstanding letters of credit totaled $1.0 million and credit available under the revolving facility was $29.0 million

     BUSINESS COMBINATIONS. Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statement of operations from the date of acquisition. During the first quarter of 2000, cash paid for acquisitions and related contingent consideration was $4.9 million. For acquisitions that closed during the first quarter, approximately $3.8 million was allocated to intangible assets. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.

     OTHER. Apria's management believes that cash provided by operations together with cash invested in its money market account and amounts available under its existing credit facility will be sufficient to finance its current operations for at least the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Apria currently utilizes no material derivative financial instruments that expose the company to significant market risk. However, Apria is subject to interest rate changes on its variable rate term loan under the company's bank credit agreement that may affect the fair value of that debt and cash flow and earnings. Based on the term debt outstanding at March 31, 2000 and the current market perception, a 50 basis point increase in the applicable interest rates would decrease Apria's annual cash flow and earnings by approximately $1.1 million. Conversely, a 50 basis point decrease in the applicable interest rates would increase annual cash flow and earnings by $1.1 million.


                           PART II - OTHER INFORMATION

ITEM 1.       NOT APPLICABLE

ITEM 2.       CHANGES IN SECURITIES

              On February 7, 2000, the Rights Agreement dated as of February 8, 1995, between Apria and Norwest Bank Minnesota, National Association, as successor Rights Agent, expired. As a result, all outstanding Rights issued under that Agreement that were evidenced by shares of the company's common stock have becaome void and may no longer be exercised under any circumstances.

ITEMS 3-5.    NOT APPLICABLE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                  Exhibit
                  Number     Reference
                  -------    ---------

                  10.1 Fifth Amendment to Amended and Restated Credit Agreement dated March 24, 2000, among Registrant and certain of its subsidiaries, Bank of America National Association and other financial institutions party to the Credit Agreement.

                  10.2 Executive Severance Agreement dated March 28, 2000, between Registrant and George J. Suda.

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

                           APRIA HEALTHCARE GROUP INC.
                           ---------------------------
                                    Registrant


May 15, 2000               /s/  JOHN C. MANEY
                           ---------------------------
                           John C. Maney
                           Executive Vice President and Chief Financial Officer
                           (Principal Financial Officer)