Form 10-Q
period 2000-06-30
APRIA HEALTHCARE GROUP INC
filed 2000-08-11
CIK 882289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000

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

There were 52,326,815 shares of common stock, $.001 par value, outstanding at August 8, 2000.

                           APRIA HEALTHCARE GROUP INC.

                                    FORM 10-Q

                       FOR THE PERIOD ENDED JUNE 30, 2000

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           APRIA HEALTHCARE GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                                                                                   JUNE 30,    DECEMBER 31,
(dollars in thousands)                                                               2000         1999
-----------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)
                                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..................................................    $  40,447     $  20,493
  Accounts receivable, less allowance for doubtful accounts of $50,879
    and $44,652 at June 30, 2000 and December 31, 1999, respectively .........      147,572       149,767
  Inventories ................................................................       20,633        18,505
  Deferred income taxes ......................................................       40,245        42,595
  Prepaid expenses and other current assets ..................................        6,232         7,665
                                                                                  ---------     ---------
          TOTAL CURRENT ASSETS ...............................................      255,129       239,025

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $296,916
  and $277,915 at June 30, 2000 and December 31, 1999, respectively ..........      125,659       126,486
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ....................................       38,459        41,503
DEFERRED INCOME TAXES ........................................................       80,328        95,974
INTANGIBLE ASSETS, NET .......................................................      130,032       125,641
OTHER ASSETS .................................................................          534           422
                                                                                  ---------     ---------
                                                                                  $ 630,141     $ 629,051
                                                                                  =========     =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...........................................................    $  43,786     $  47,202
  Accrued payroll and related taxes and benefits .............................       24,163        26,478
  Accrued insurance ..........................................................       10,963        10,866
  Other accrued liabilities ..................................................       41,131        51,307
  Current portion of long-term debt ..........................................       31,077        23,528
                                                                                  ---------     ---------
          TOTAL CURRENT LIABILITIES ..........................................      151,120       159,381

LONG-TERM DEBT ...............................................................      375,286       394,201

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value:
  10,000,000 shares authorized; none issued ..................................            -             -
 Common stock, $.001 par value: 150,000,000 shares authorized;
  52,379,331 and 52,054,974 shares issued at June 30, 2000 and
  December 31, 1999, respectively; 52,293,231 and 52,054,874 outstanding
  at June 30, 2000 and December 31, 1999, respectively .......................           52            52
  Additional paid-in capital .................................................      331,269       328,897
  Retained deficit ...........................................................     (226,625)     (253,477)
  Treasury stock, at cost; 86,100 shares at June 30, 2000 and 100 shares
    at December 31, 1999 .....................................................         (961)           (3)
                                                                                  ---------     ---------
                                                                                    103,735        75,469
                                                                                  ---------     ---------
                                                                                  $ 630,141     $ 629,051
                                                                                  =========     =========
See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                    -------------------    --------------------
(dollars in thousands, except per share data)         2000       1999         2000       1999
-----------------------------------------------------------------------------------------------
Net revenues ....................................   $252,570   $232,040     $503,292   $460,334
Costs and expenses:
   Cost of net revenues:
      Product and supply costs ..................     47,019     45,557       96,274     90,882
      Patient service equipment depreciation.....     19,410     18,480       38,263     36,226
      Nursing services ..........................        417        537          870      1,088
      Other .....................................      2,535      2,175        5,475      4,622
                                                    --------   --------     --------   --------
                                                      69,381     66,749      140,882    132,818
   Selling, distribution and administrative......    137,737    127,558      271,262    252,007
   Provision for doubtful accounts ..............      8,399      7,442       19,018     16,071
   Amortization of intangible assets ............      2,486      1,984        4,926      3,857
                                                    --------   --------     --------   --------
                                                     218,003    203,733      436,088    404,753
                                                    --------   --------     --------   --------
          OPERATING INCOME ......................     34,567     28,307       67,204     55,581
Interest expense, net ...........................     10,307     10,503       20,908     21,815
                                                    --------   --------     --------   --------
          INCOME BEFORE TAXES ...................     24,260     17,804       46,296     33,766
Income taxes ....................................     10,189          -       19,444        400
                                                    --------   --------     --------   --------
          NET INCOME ............................   $ 14,071   $ 17,804     $ 26,852   $ 33,366
                                                    ========   ========     ========   ========


Basic income per common share ...................   $   0.27   $   0.34     $   0.51   $   0.64
                                                    ========   ========     ========   ========

Diluted income per common share .................   $   0.26   $   0.33     $   0.50   $   0.63
                                                    ========   ========     ========   ========

See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                    --------------------
(dollars in thousands)                                                                2000       1999
--------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income ......................................................................   $ 26,852    $ 33,366
Items included in net income not requiring cash:
  Provision for doubtful accounts ...............................................     19,018      16,071
  Depreciation and amortization .................................................     52,242      49,766
  Amortization of deferred debt costs ...........................................      1,357       3,174
  Deferred income taxes and other ...............................................     17,939       2,298
Changes in operating assets and liabilities, net of effects of acquisitions:
  Increase in accounts receivable ...............................................    (17,591)    (25,263)
  Increase in inventories .......................................................     (2,128)     (3,522)
  Decrease (increase) in prepaids and other assets ..............................      1,321        (250)
  Decrease in accounts payable ..................................................     (3,416)     (2,276)
  (Decrease) increase in accrued payroll and related taxes and benefits .........     (2,314)      5,221
  Decrease in accrued expenses and other liabilities ............................     (8,941)     (5,215)
Net purchases of patient service equipment, net of effects of acquisitions.......    (37,060)    (34,003)
                                                                                    --------    --------

          NET CASH PROVIDED BY OPERATING ACTIVITIES .............................     47,279      39,367

INVESTING ACTIVITIES
  Purchases of property, equipment and improvements,
    net of effects of acquisitions ..............................................     (5,684)     (4,069)
  Proceeds from disposition of assets ...........................................        230         276
  Acquisitions and payments of contingent consideration .........................    (10,143)    (25,110)
                                                                                    --------    --------

          NET CASH USED IN INVESTING ACTIVITIES .................................    (15,597)    (28,903)

FINANCING ACTIVITIES
  Payments on term loan .........................................................    (10,000)    (60,938)
  Payments on other long-term debt ..............................................     (3,143)     (3,350)
  Capitalized debt costs, net ...................................................          -      (1,811)
  Purchases of treasury stock ...................................................       (958)          -
  Issuances of common stock .....................................................      2,373       2,180
                                                                                    --------    --------

          NET CASH USED IN FINANCING ACTIVITIES .................................    (11,728)    (63,919)
                                                                                    --------    --------

NET INCREASE (DECREASE) IN CASH .................................................     19,954     (53,455)
Cash and cash equivalents at beginning of period ................................     20,493      75,475
                                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................   $ 40,447    $ 22,020
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

Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are common and are typically identified and recorded at the point of cash application, claim denial or upon account review.

Accounts receivable is reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

Management performs various analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, operating statistics and relevant business conditions. Also, focused reviews of certain large and/or problematic payors are performed. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that management's estimates could change in the near term, which could have an impact on operations and cash flows.

The company is required to adopt Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", in the fourth quarter of 2000. SAB 101 provides guidance on the proper timing of revenue recognition in accordance with generally accepted accounting principles. Management is currently in the process of evaluating SAB 101.

NOTE D - BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statement of operations from the date of acquisition. During the six-month period ended June 30, 2000, cash paid for acquisitions and related contingent consideration was $10,143,000. For the acquisitions that closed during that same period, $8,346,000 was allocated to intangible assets. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.

NOTE E - LONG-TERM DEBT

Apria's credit agreement with Bank of America and a syndicate of banks was amended for the fifth time in March 2000 to increase the limitation on capital expenditures.

At June 30, 2000, total borrowings under the credit agreement were $209,062,000, outstanding letters of credit totaled $1,000,000 and credit available under the revolving facility was $29,000,000.

NOTE F - EQUITY

The change in stockholders' equity, other than from net income, resulted from the exercise of stock options and purchases of treasury stock. For the six months ended June 30, 2000, proceeds from the exercise of stock options amounted to $2,373,000, and treasury stock purchases totaled $958,000.

NOTE G - INCOME TAXES

Income taxes for the six months ended June 30, 2000 have been provided at the effective tax rate expected to be applicable for the year.

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

NOTE I - PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                 JUNE 30,
                                                      ------------------       ------------------
(in thousands, except per share data)                   2000      1999           2000      1999
-------------------------------------------------------------------------------------------------

NUMERATOR:
  Net income .......................................   $14,071   $17,804        $26,852   $33,366
  Numerator for basic per share amounts - income
    available to common stockholders ...............   $14,071   $17,804        $26,852   $33,366

  Numerator for diluted per share amounts - income
    available to common stockholders ...............   $14,071   $17,804        $26,852   $33,366


DENOMINATOR:

  Denominator for basic per share
    amounts - weighted average shares ..............    52,326    51,896         52,258    51,846

  Effect of dilutive securities:
    Employee stock options .........................     1,335     2,013          1,546     1,440
                                                       -------   -------        -------   -------
    Dilutive potential common shares ...............     1,335     2,013          1,546     1,440
                                                       -------   -------        -------   -------
  Denominator for diluted per share amounts -
    adjusted weighted average shares ...............    53,661    53,909         53,804    53,286
                                                       =======   =======        =======   =======

BASIC INCOME PER COMMON SHARE ......................   $  0.27   $  0.34        $  0.51   $  0.64
                                                       =======   =======        =======   =======

DILUTED INCOME PER COMMON SHARE ....................   $  0.26   $  0.33        $  0.50   $  0.63
                                                       =======   =======        =======   =======

Employee stock options excluded from the computation of diluted per share amounts:

    Exercise price exceeds average market
      price of common stock ........................     2,659       877         2,608     1,261

Average exercise price per share that exceeds
  average market price of common stock .............   $ 18.34   $ 20.85        $ 18.42   $ 19.34
                                                       =======   =======        =======   =======

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     NET REVENUES AND GROSS MARGIN. Net revenues were $252.6 million in the second quarter of 2000, compared to $232.0 million for the same period in 1999. For the six months ended June 30, 2000, net revenues were $503.3 million, representing an increase of 9.3% year-to-year. The primary reasons for the increases are new contracts with regional and national payors, the acquisition of complementary businesses and price increases in certain managed care agreements.

     The table below sets forth a summary of net revenues by service line. The largest increase is in the respiratory service line, which is largely due to a sales focus on this higher-margin line and to the impact of acquisitions consummated during 1999 and early 2000. The increase between periods in the infusion therapy service line was due predominantly to volume increases.

                                                       SIX MONTHS ENDED JUNE 30,
                                             ---------------------------------------------
                                                    2000                       1999
                                             ------------------         ------------------
(dollars in thousands)                            $         %                $         %
------------------------------------------------------------------------------------------
  Respiratory therapy.....................    $326,207    64.8%          $292,709    63.6%
  Infusion therapy........................      95,449    19.0%            86,836    18.9%
  HME/other...............................      81,636    16.2%            80,789    17.5%
                                              --------   ------          --------   ------
     Total net revenues                       $503,292   100.0%          $460,334   100.0%
                                              ========   ======          ========   ======

     Gross margins for the second quarter and six months ended June 30, 2000 were 72.5% and 72.0%, respectively, compared to 71.2% and 71.1% for the same periods last year. The majority of this improvement is due to the increase in respiratory revenues as a percentage of total revenues.

     Use of Estimates in Recording Net Revenues. Substantially all of Apria's revenues are reimbursed by third party payors, including Medicare, Medicaid and managed care organizations. Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required in recording net revenues. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are common and are typically identified and recorded at the point of cash application, claim denial or upon account review.

     Possible Medicare Reimbursement Reductions. The Secretary of the U.S. Department of Health and Human Services ("HHS") has recently indicated that she intends to recommend that the Medicare claims processors base their payments for certain drugs on pricing schedules other than the Average Wholesale Price listing, which historically has been the industry's basis for drug reimbursement. The alternate pricing the Secretary intends to propose would reduce reimbursement levels on certain drugs to more closely approximate a provider's acquisition cost without an accompanying service fee offset. If the alternative pricing is implemented by all the Medicare claims processors, Apria's management estimates that the impact to revenues would be less than 5% on an annual basis. The healthcare industry has taken issue with HHS's approach for several reasons, primarily because it fails to consider the accompanying costs of delivering and administering these types of drugs. Patient access to these drug therapies may also be affected if providers choose to discontinue providing these services.

     Despite HHS's intention to provide instructions to the Medicare claims processors in June 2000, the company does not believe HHS has provided any such information or made any further public comments regarding alternate pricing. Additionally, certain members of Congress have requested that HHS delay the implementation of the pricing changes pending further study and an appropriate comment period.

     SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expense, as a percentage of net revenue, was 54.5% and 53.9% for the second quarter and six months ended June 30, 2000, respectively, versus
55.0% and 54.7% for the same periods in 1999. This is primarily due to management's ability to maintain fixed and controllable expense levels as revenues increase.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts was 3.3% and 3.8% of net revenues for the three and six-month periods ended June 30, 2000, respectively, compared to 3.2% and 3.5% for the same periods in 1999. The increase in 2000 is largely attributable to an increase in accounts receivable aged in excess of 180 days, which were 27.2% and 22.1% at June 30, 2000 and June 30, 1999, respectively, as a percentage of total accounts receivable.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization expense was $2.5 million and $4.9 million for the second quarter and six months ended June 30, 2000, respectively, compared to $2.0 million and $3.9 million in the same periods of 1999. The increase is directly attributable to intangible assets that were recorded in conjunction with acquisitions that were consummated in 1999 and 2000.

     INTEREST EXPENSE. Interest expense was $10.3 million for the second quarter ended June 30, 2000, down from $10.5 million for the same period last year. For the six months ended June 30, 2000, interest expense was $20.9 million compared to $21.8 million in the prior year. This decrease is primarily due to the reduction in long term debt levels from 1999 to 2000 which was partially offset by an increase in interest rates and a decrease in year-to-date interest income due to lower cash investment balances.

     INCOME TAXES. Income taxes were $19.4 million for the first six months of 2000 versus $400,000 for the same period last year. At December 31, 1999, management concluded that it was more likely than not that Apria would realize its net deferred tax assets. As a result, the company released the remaining deferred tax valuation allowance during the fourth quarter of 1999. The increase in income tax expense for the first six months of 2000, as compared to the first six months of 1999, is primarily attributable to Apria's partial release of its deferred tax valuation allowance in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     OPERATING CASH FLOW. Operating cash flow was $47.3 million for the six-month period ended June 30, 2000, compared with $39.4 million for the same period in 1999. The increase is largely attributable to an increase in net income after adding back items not providing or requiring cash. Improved cash collections also had a positive impact on operating cash flow period-to-period.

     ACCOUNTS RECEIVABLE. Accounts receivable, before allowance for doubtful accounts, increased to $198.5 million at June 30, 2000 from $194.4 million at December 31, 1999. The increase is primarily attributable to revenue growth.

     Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) decreased to 53 days at June 30, 2000 from 56 days at December 31, 1999. Accounts aged in excess of 180 days as a percentage of total accounts receivable increased to 27.2% at June 30, 2000 compared to 24.1% at December 31, 1999.

     Collection of its accounts receivable remains one of Apria's primary focuses. Two factors impacting the collectibility of accounts receivable are (1) continued high turnover among accounts receivable personnel in many of Apria's locations and (2) the inability to collect contractually-due receivables from certain large managed care payors on a timely basis, or at all.

     Evaluation of Net Realizable Value. Management performs various analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, operating statistics and relevant business conditions. Also, focused reviews of certain large and/or problematic payors are performed. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that management's estimates could change in the near term, which could have an impact on operations and cash flows.

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $21.6 million and $23.0 million at June 30, 2000 and December 31, 1999, respectively. Delays in billings can occur, from a few days to several weeks or more, from the date of service due to delays in obtaining certain required payor-specific documentation from internal and external sources. Such documentation would include internal records of proof-of-service and written authorizations from physicians and other referral sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility.

     LONG-TERM DEBT. Apria's credit agreement was amended for the fifth time in March 2000. This latest amendment increases the amount of capital expenditures permitted by the credit agreement.

     At June 30, 2000, total borrowings under the credit agreement were $209.1 million (none of which were advanced from the revolving credit facility), outstanding letters of credit totaled $1.0 million and credit available under the revolving facility was $29.0 million.

     BUSINESS COMBINATIONS. Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statement of operations from the date of acquisition. During the six-month period ended June 30, 2000, cash paid for acquisitions and related contingent consideration was $10.1 million. For acquisitions that closed during the same period, approximately $8.4 million was allocated to intangible assets. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.

     OTHER. Apria's management believes that cash provided by operations together with cash invested in its money market account and amounts available under its existing credit facility will be sufficient to finance its current operations for at least the next year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Apria currently utilizes no material derivative financial instruments that expose the company to significant market risk. However, Apria is subject to interest rate changes on its variable rate term loan under the company's bank credit agreement that may affect the fair value of that debt and cash flow and earnings. Based on the term debt outstanding at June 30, 2000 and the current market perception, a 50 basis point increase in the applicable interest rates would decrease Apria's annual cash flow and earnings by approximately $1.1 million. Conversely, a 50 basis point decrease in the applicable interest rates would increase annual cash flow and earnings by $1.1 million.

                           PART II - OTHER INFORMATION

ITEMS 1-5.    NOT APPLICABLE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                  Exhibit
                  Number    Reference
                  -------   ---------

                  10.1 Description of Two-Year Incentive Plan for Executive Officers.

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

                            APRIA HEALTHCARE GROUP INC.
                            ---------------------------
                                     Registrant

August 11, 2000             /s/  JOHN C. MANEY
                            ----------------------------------------------------
                            John C. Maney
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer)