Form 10-Q
period 2000-09-30
APRIA HEALTHCARE GROUP INC
filed 2000-11-14
CIK 882289

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000

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

There were 52,559,629 shares of common stock, $.001 par value, outstanding at November 8, 2000.

                           APRIA HEALTHCARE GROUP INC.

                                    FORM 10-Q

                     For the period ended September 30, 2000

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

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES

                                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                             APRIA HEALTHCARE GROUP INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                                                  September 30,   December 31,
(dollars in thousands)                                                                2000           1999
--------------------------------------------------------------------------------------------------------------
                                                                                            (unaudited)
                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents.....................................................     $ 65,373       $ 20,493
  Accounts receivable, less allowance for doubtful accounts of $49,188
    and $44,652 at September 30, 2000 and December 31, 1999, respectively.......      145,725        149,767
  Inventories...................................................................       18,351         18,505
  Deferred income taxes.........................................................       40,268         42,595
  Prepaid expenses and other current assets.....................................        6,012          7,665
                                                                                     --------       --------
          TOTAL CURRENT ASSETS..................................................      275,729        239,025

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $305,096
  and $277,915 at September 30, 2000 and December 31, 1999, respectively........      126,914        126,486
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET.......................................       40,848         41,503
DEFERRED INCOME TAXES...........................................................       70,415         95,974
INTANGIBLE ASSETS, NET..........................................................      128,579        125,641
OTHER ASSETS....................................................................        1,771            422
                                                                                     --------       --------
                                                                                     $644,256       $629,051
                                                                                     ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..............................................................     $ 46,344        $ 47,202
  Accrued payroll and related taxes and benefits................................       32,373          26,478
  Accrued insurance.............................................................       10,259          10,866
  Other accrued liabilities.....................................................       47,983          51,307
  Current portion of long-term debt.............................................       36,635          23,528
                                                                                     --------        --------
          TOTAL CURRENT LIABILITIES.............................................      173,594         159,381

LONG-TERM DEBT..................................................................      351,727         394,201

COMMITMENTS AND CONTINGENCIES...................................................

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value:
    10,000,000 shares authorized; none issued...................................            -               -
  Common stock, $.001 par value:
    150,000,000  shares  authorized;  52,435,543 and 52,054,974 shares issued at September  30, 2000 and  December  31, 1999,  respectively;
    52,349,443  and 52,054,874 outstanding at September 30, 2000 and
    December 31, 1999, respectively.............................................           52              52
  Additional paid-in capital....................................................      331,663         328,897
  Retained deficit..............................................................     (211,819)       (253,477)
  Treasury stock, at cost; 86,100 shares at September 30, 2000
    and 100 shares at December 31, 1999.........................................         (961)             (3)
                                                                                     --------        --------
                                                                                      118,935          75,469
                                                                                     --------        --------
                                                                                     $644,256        $629,051
                                                                                     ========        ========
See notes to consolidated financial statements.

                                             APRIA HEALTHCARE GROUP INC.
                                           CONSOLIDATED INCOME STATEMENTS
                                                   (unaudited)
                                                                           Three Months Ended              Nine Months Ended
                                                                              September 30,                  September 30,
                                                                          ---------------------         ----------------------
(dollars in thousands, except per share data)                               2000         1999             2000          1999
------------------------------------------------------------------------------------------------------------------------------
Net revenues....................................................          $252,588     $237,367         $755,880      $697,701
Costs and expenses:
   Cost of net revenues:
      Product and supply costs..................................            45,230       45,493          141,643       136,595
      Patient service equipment depreciation....................            19,172       18,455           57,435        54,681
      Nursing services..........................................               467          500            1,337         1,588
      Other.....................................................             2,541        2,158            7,877         6,560
                                                                          --------     --------         --------      --------
                                                                            67,410       66,606          208,292       199,424
   Selling, distribution and administrative.....................           140,115      129,970          411,377       381,977
   Provision for doubtful accounts..............................             6,767        9,305           25,785        25,376
   Amortization of intangible assets............................             2,601        2,101            7,527         5,958
                                                                          --------     --------         --------      --------
                                                                           216,893      207,982          652,981       612,735
                                                                          --------     --------         --------      --------
          OPERATING INCOME......................................            35,695       29,385          102,899        84,966
Interest expense, net...........................................            10,167       10,490           31,075        32,305
                                                                          --------     --------         --------      --------
          INCOME BEFORE TAXES...................................            25,528       18,895           71,824        52,661
Income taxes....................................................            10,722            -           30,166           400
                                                                          --------     --------         --------      --------
          NET INCOME............................................          $ 14,806     $ 18,895         $ 41,658      $ 52,261
                                                                          ========     ========         ========      ========


Basic income per common share...................................          $   0.28     $   0.36         $   0.80      $   1.01
                                                                          ========     ========         ========      ========
Diluted income per common share.................................          $   0.28     $   0.35         $   0.77      $   0.98
                                                                          ========     ========         ========      ========

See notes to consolidated financial statements.


                                             APRIA HEALTHCARE GROUP INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     ------------------------
(dollars in thousands)                                                                  2000          1999
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income......................................................................     $ 41,658       $ 52,261
Items included in net income not requiring cash:
  Provision for doubtful accounts...............................................       25,785         25,376
  Depreciation and amortization.................................................       78,091         75,091
  Amortization of deferred debt costs...........................................        2,025          3,794
  Deferred income taxes and other...............................................       27,037          2,311
Changes in operating assets and liabilities, net of effects of acquisitions:

  Increase in accounts receivable...............................................      (18,202)       (35,152)
  Decrease (increase) in inventories............................................          155         (4,054)
  Decrease (increase) in prepaids and other assets..............................          998         (1,056)
  Decrease in accounts payable..................................................         (858)        (1,701)
  Increase in accrued payroll and related taxes and benefits....................        5,895          1,584
  Decrease in accrued expenses and other liabilities............................       (3,594)        (6,208)
Net purchases of patient service equipment, net of effects of acquisitions......      (57,053)       (48,647)
                                                                                     --------       --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.............................      101,937         63,599

INVESTING ACTIVITIES
  Purchases of property, equipment and improvements,
    net of effects of acquisitions..............................................       (9,500)        (6,191)
  Proceeds from disposition of assets...........................................          482          1,007
  Acquisitions and payments of contingent consideration.........................      (15,400)       (28,524)
                                                                                     --------       --------
          NET CASH USED IN INVESTING ACTIVITIES.................................      (24,418)       (33,708)

FINANCING ACTIVITIES
  Payments on term loan.........................................................      (30,062)       (64,938)
  Payments on other long-term debt..............................................       (3,402)        (4,666)
  Capitalized debt costs, net...................................................         (983)        (1,811)
  Purchases of common stock.....................................................         (958)             -
  Issuances of common stock.....................................................        2,766          2,643
                                                                                     --------       --------
          NET CASH USED IN FINANCING ACTIVITIES.................................      (32,639)       (68,772)
                                                                                     --------       --------
NET INCREASE (DECREASE) IN CASH.................................................       44,880        (38,881)
Cash and cash equivalents at beginning of period................................       20,493         75,475
                                                                                     --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................     $ 65,373       $ 36,594
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

Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

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

The company is required to adopt Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", in the fourth quarter of 2000. SAB 101 provides guidance on the proper timing of revenue recognition in accordance with generally accepted accounting principles. The adoption of SAB 101 will not have a material effect on the company's consolidated results of operations or financial position.

NOTE D - BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the date of acquisition. During the nine-month period ended September 30, 2000, cash paid for acquisitions and related contingent consideration was $15,400,000. For the acquisitions that closed during that same period, $9,493,000 was allocated to intangible assets. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.

NOTE E - LONG-TERM DEBT

Apria's credit agreement with Bank of America and a syndicate of banks was amended for the fifth and sixth times in March and September of 2000, respectively. The earlier amendment increased the limitation on capital expenditures while the most recent amendment extended the maturity of the agreement to September 30, 2002. The sixth amendment also reduced the interest rate on borrowings by .75%, increased the aggregate amount of permitted acquisitions to $200,000,000 annually and increased the revolving line of credit to $50,000,000, none of which has been drawn. In conjunction with the September amendment, Apria also reduced the outstanding term loan by $20,062,000.

At September 30, 2000, total borrowings under the credit agreement were $189,000,000, outstanding letters of credit totaled $1,000,000 and credit available under the revolving facility was $49,000,000. On October 20, 2000, Apria further reduced the outstanding term loan to $159,000,000 by making a voluntary prepayment of $30,000,000.

NOTE F - EQUITY

The change in stockholders' equity, other than from net income, is attributable to the exercise of stock options and purchases of the company's common stock on the open market. For the nine months ended September 30, 2000, proceeds from the exercise of stock options amounted to $2,766,000 and stock purchases totaled $958,000.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 provides clarification for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees, including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. Apria adopted FIN 44 during the third quarter of 2000. The adoption of FIN 44 did not have a material effect on Apria's consolidated results of operations or financial position.

NOTE G - INCOME TAXES

Income taxes for the nine months ended September 30, 2000 have been provided at the effective tax rate that is expected to be applicable for the year.

At December 31, 1999 Apria's federal net operating loss carryforwards ("NOLs") approximated $239,000,000, expiring in 2003 through 2013. Additionally, the company has various state NOLs which began expiring in 1997. As a result of an ownership change in 1992, which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state NOLs generated prior to 1992 is limited to approximately $5,000,000 each per year. Because of the annual limitation, approximately $57,000,000 of Apria's federal and state NOLs may expire unused. The company excludes the $57,000,000 of potentially expiring NOLs from its deferred tax assets.

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

NOTE I - PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30,                 September 30,
                                                                   --------------------          --------------------
(in thousands, except per share data)                                2000        1999              2000        1999
---------------------------------------------------------------------------------------------------------------------
Numerator:
  Net income....................................................   $ 14,806    $ 18,895          $ 41,658    $ 52,261
  Numerator for basic per share amounts - income
    available to common stockholders............................   $ 14,806    $ 18,895          $ 41,658    $ 52,261

  Numerator for diluted per share amounts - income
    available to common stockholders............................   $ 14,806    $ 18,895          $ 41,658    $ 52,261


Denominator:
  Denominator for basic per share
    amounts - weighted average shares...........................     52,324      52,024            52,280      51,905

  Effect of dilutive securities:
    Employee stock options......................................      1,380       1,866             1,491       1,583
                                                                   --------    --------          --------    --------
    Dilutive potential common shares............................      1,380       1,866             1,491       1,583
                                                                   --------    --------          --------    --------
  Denominator for diluted per share amounts -
    adjusted weighted average shares............................     53,704      53,890            53,771      53,488
                                                                   ========    ========          ========    ========

Basic income per common share...................................   $   0.28    $   0.36          $   0.80    $   1.01
                                                                   ========    ========          ========    ========
Diluted income per common share.................................   $   0.28    $   0.35          $   0.77    $   0.98
                                                                   ========    ========          ========    ========
Employee  stock  options  excluded  from the
  computation  of diluted  per share amounts:

    Exercise price exceeds average market
      price of common stock.....................................      2,650       1,573             2,607       1,747

Average exercise price per share that exceeds
  average market price of common stock..........................   $  18.31    $  19.51          $  18.37    $  19.11
                                                                   ========    ========          ========    ========

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Apria's business is subject to a number of risks, some of which are beyond the company's control. The company has described certain of those risks in its Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 27, 2000. This report may be used for purposes of the Private Securities
Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Those risks include: whether the company will be able to resolve issues pertaining to the collectibility of its accounts receivable, healthcare reform and the effect of federal and state healthcare regulations, the ongoing government investigations regarding patients covered by Medicare and other federal programs, pricing pressures from large payors and changes in governmental reimbursement levels, the effectiveness of the company's operating systems and controls, and the successful implementation of the company's acquisition strategy.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     NET REVENUES AND GROSS MARGIN. Net revenues were $252.6 million in the third quarter of 2000, compared to $237.4 million for the third quarter of 1999. For the nine months ended September 30, 2000, net revenues were $755.9 million, representing an increase of 8.3% year-to-year. The increases in net revenues are due to volume increases from traditional referral sources, new contracts with regional and national payors, the acquisition of complementary businesses and price increases in certain managed care agreements.

     The table below sets forth a summary of net revenues by service line. The largest increase is in the respiratory therapy service line, which is largely due to a sales focus on this higher-margin line and to the impact of acquisitions consummated during the fourth quarter of 1999 and in 2000. The increase between periods in the infusion therapy service line is due predominantly to volume increases.

                                            Nine Months Ended September 30,
                                       ----------------------------------------
                                               2000                  1999
                                       -----------------      -----------------
(dollars in thousands)                     $         %            $         %
-------------------------------------------------------------------------------
   Respiratory therapy..........       $488,601    64.6%      $444,121    63.7%
   Infusion therapy.............        144,981    19.2%       131,728    18.9%
   HME/other....................        122,298    16.2%       121,852    17.4%
                                       --------   ------      --------   ------
      Total net revenues               $755,880   100.0%      $697,701   100.0%
                                       ========   ======      ========   ======

     Gross margins for the third quarter and nine months ended September 30, 2000 were 73.3% and 72.4%, respectively, compared to 71.9% and 71.4% for the corresponding periods last year. The majority of this improvement is due to the increase in respiratory revenues as a percentage of total revenues.

     Use of Estimates in Recording Net Revenues. Substantially all of Apria's revenues are reimbursed by third party payors, including Medicare, Medicaid and managed care organizations. Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required in recording net revenues. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available to management. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

     Medicare Reimbursement Update. Earlier in 2000, the Secretary of the U.S. Department of Health and Human Services ("HHS") indicated that she intends to recommend that the Medicare claims processors base their payments for certain drugs on pricing schedules other than the Average Wholesale Price listing, which historically has been the industry's basis for drug reimbursement. The alternate pricing methodology the Secretary intends to propose would reduce reimbursement levels on certain drugs to more closely approximate a provider's acquisition cost without an accompanying service fee component. If the alternative pricing is implemented by all the Medicare carriers that process claims for drugs, including infusion and respiratory therapy medications, Apria's management estimates that the impact to revenues would be less than 5% on an annual basis. The healthcare industry has taken issue with HHS's approach for several reasons, primarily because it fails to consider the accompanying costs of delivering and administering these types of drug therapies. Patient access to these drug therapies may also be jeopardized if providers choose to discontinue providing these services.

     Legislation currently being considered by Congress would delay the drug pricing changes until such time that the General Accounting Office could conduct a thorough study (including consultation with the homecare industry) to recommend alternative payment methodologies. Also included in the set of Medicare proposals being considered by Congress is full restoration, in 2001, of the Cost of Living Adjustment ("COLA") which would increase the Consumer Price Index-based reimbursement increases for durable medical equipment providers. It is uncertain whether either of these proposals will pass in their current form or at all.

     SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expense, as a percentage of net revenue, was 55.5% and 54.4% for the third quarter and nine months ended September 30, 2000, respectively, versus 54.8% for both of the corresponding periods in 1999. Management continues to monitor and optimize its fixed and controllable expense structure to support increasing business levels.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts was 2.7% and 3.4% of net revenues for the three and nine-month periods ended September 30, 2000, respectively, compared to 3.9% and 3.6% for the corresponding periods in 1999. The decrease between the three-month periods is largely attributable to an improvement in 2000 cash collections.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization expense was $2.6 million and $7.5 million for the third quarter and nine months ended September 30, 2000, respectively, compared to $2.1 million and $6.0 million in the corresponding periods of 1999. The increase is directly attributable to intangible assets that were recorded in conjunction with acquisitions that were consummated in the fourth quarter of 1999 and in 2000.

     INTEREST EXPENSE. Interest expense was $10.2 million for the third quarter ended September 30, 2000, down from $10.5 million for the third quarter of 1999. For the nine months ended September 30, 2000, interest expense was $31.1 million compared to $32.3 million in the prior year. The decreases are primarily due to the reduction in long-term debt levels from 1999 to 2000 partially offset by increases in interest rates.

     INCOME TAXES. Income taxes were $30.2 million for the first nine months of 2000 versus $400,000 for the first nine months last year. At December 31, 1999, management concluded that it was more likely than not that Apria would realize its net deferred tax assets. As a result, the company released the remaining deferred tax valuation allowance during the fourth quarter of 1999. The increase in income tax expense for the first nine months of 2000, as compared to the first nine months of 1999, is primarily attributable to Apria's partial release of its deferred tax valuation allowance in 1999.

     At December 31, 1999 Apria's federal NOLs approximated $239 million, expiring in the years 2003 through 2013. Additionally, Apria has various state NOLs which began expiring in 1997. As a result of an ownership change in 1992, which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state NOLs generated prior to 1992 is limited to approximately $5 million each per year. Because of the annual limitation, approximately $57 million of Apria's federal and state NOLs may expire unused. Apria excludes the $57 million of potentially expiring NOLs from its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     OPERATING CASH FLOW. Operating cash flow was $101.9 million for the nine-month period ended September 30, 2000, compared with $63.4 million for the corresponding period in 1999. The primary reasons for the improvement in operating cash flow were the increase in net income, before items not requiring cash, plus a smaller increase in accounts receivable for the nine-month period of 2000 as compared to the corresponding period of 1999. To a lesser extent, a decrease in inventories and an increase in accrued payroll and related taxes and benefits (due to the number of payroll days accrued at the respective period-ends) also contributed to the increase in operating cash flow. Purchases of patient service equipment increased during the nine-month period to support the growth in the respiratory therapy service line.

     ACCOUNTS RECEIVABLE. Collection of accounts receivable remains one of Apria's primary focuses. Accounts receivable, before allowance for doubtful accounts, increased by only $500,000 from December 31, 1999 to September 30, 2000. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) decreased to 52 days at September 30, 2000 from 56 days at December 31, 1999. Accounts aged in excess of 180 days as a percentage of total accounts receivable increased to 28.2% at September 30, 2000 compared to 24.1% at December 31, 1999.

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

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $23.3 million and $23.0 million at September 30, 2000 and December 31, 1999, respectively. Delays in billings can occur, from a few days to several weeks or more, from the date of service due to delays in obtaining certain required payor-specific documentation from internal and external sources. Such documentation would include internal records of proof-of-service and written authorizations from physicians and other referral sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility.

     LONG-TERM DEBT. Apria's credit agreement was amended for the sixth time in September 2000. This latest amendment extends the maturity of the agreement to September 30, 2002, reduces the interest rate on borrowings under the agreement by 0.75%, increases the aggregate amount of permitted acquisitions from $125.0 million to $200.0 million and increases the revolving line of credit from $30.0 million to $50.0 million. In conjunction with the September amendment, Apria also reduced the outstanding term loan by $20 million. In March 2000, the fifth amendment to the credit agreement was effected to increase the amount of permitted capital expenditures.

     At September 30, 2000, total borrowings under the credit agreement were $189.0 million (none of which were advanced from the revolving credit facility), outstanding letters of credit totaled $1.0 million and credit available under the revolving facility was $49.0 million. On October 20, 2000, Apria further reduced the outstanding term loan to $159.0 million by making a voluntary prepayment of $30.0 million.

     BUSINESS COMBINATIONS. Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the date of acquisition. During the nine-month period ended September 30, 2000, cash paid for acquisitions and related contingent consideration was $15.4 million. For acquisitions that closed during the same period, approximately $9.5 million was allocated to intangible assets. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.

     OTHER. Apria's management believes that cash provided by operations together with cash invested in its money market account and amounts available under its existing credit facility will be sufficient to finance its current operations for at least the next year.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Apria does not currently utilize derivative financial instruments that expose the company to significant market risk. However, Apria is subject to interest rate changes on its variable rate term loan under the company's bank credit agreement that may affect the fair value of that debt and cash flow and earnings. Based on the term debt outstanding at September 30, 2000 and the current market perception, a 75 basis point increase in the applicable interest rates would decrease Apria's annual cash flow and earnings by approximately $1.6 million. Consideration of scheduled repayments and the $30 million prepayment made in October 2000 would reduce the annual impact to approximately $1.1 million over the next twelve months.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEMS 1-3.   NOT APPLICABLE

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a) Annual Meeting of Stockholders of the company on July 19, 2000.

             (b) Directors re-elected at the Annual  Meeting  for  a term of one year:

                      David H. Batchelder
                      Philip L. Carter
                      David L. Goldsmith
                      Richard H. Koppes
                      Philip R. Lochner, Jr.
                      Beverly Benedict Thomas
                      Ralph V. Whitworth

             (c) Matters Voted Upon at Annual Meeting:

                 Election of Directors
                 ---------------------

                 The company's Board of Directors consists of seven members who will serve for one year or until the election and qualification of their successors. The results of the Stockholder voting were as follows:

                                                   FOR            WITHHOLD
                                                ----------        --------
                 David H. Batchelder            49,228,115         392,946
                 Philip L. Carter               49,228,113         392,948
                 David L. Goldsmith             49,228,015         393,046
                 Richard H. Koppes              49,228,254         392,807
                 Philip R. Lochner, Jr.         49,228,654         392,407
                 Beverly Benedict Thomas        49,228,654         392,407
                 Ralph V. Whitworth             49,228,115         392,946

ITEM 5.      NOT APPLICABLE

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits:

                 Exhibit
                 Number    Reference
                 -------   ---------

                 10.1 Sixth Amendment to Amended and Restated Credit Agreement dated September 22, 2000, among Registrant and certain of its subsidiaries, Bank of America National Trust and Savings Association and other financial institutions party to the Credit Agreement.

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

                                    APRIA HEALTHCARE GROUP INC.
                                    ---------------------------
                                            Registrant


November 14, 2000                   /s/  JOHN C. MANEY
                                    ---------------------------
                                    John C. Maney
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)