Form 10-K
period 2000-12-31
APRIA HEALTHCARE GROUP INC
filed 2001-03-22
CIK 882289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 2001, there were outstanding 53,516,556 shares of the Registrant's common stock, par value $0.001, which is the only class of common stock of the Registrant. As of February 28, 2001 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $24.61 per share as reported by the New York Stock Exchange, was approximately $1,036,026,267.

                    Documents Incorporated by Reference: None

                                     PART I

ITEM 1.  BUSINESS

General

     Apria Healthcare Group Inc. provides comprehensive home healthcare services through approximately 360 branch locations which serve patients in all 50 states. Apria has three major service lines: home respiratory therapy, home infusion therapy and home medical equipment. The following table provides examples of the services and products in each:

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


BUSINESS STRATEGY

     Apria adopted and began implementing the following strategic plan in mid-1998. The strategy is aimed at maximizing profitability through five key elements:

     REMAIN IN CORE BUSINESSES, WITH INCREASED EMPHASIS ON HOME RESPIRATORY THERAPY. Apria intends to remain in its core businesses of home respiratory therapy, home infusion therapy and home medical equipment. However, Apria expects to continue to increase the percentage of net revenues generated by respiratory therapy with a corresponding reduction in the percentage of net revenues generated by infusion therapy and home medical equipment. Net revenues for home respiratory therapy, as percentages of total net revenues, were 65%, 64% and 59% for 2000, 1999 and 1998, respectively. Apria's home respiratory therapy service line historically has produced higher gross margins than its home infusion therapy and home medical equipment service lines.

     EXPAND THROUGH INTERNAL GROWTH AND ACQUISITIONS. Apria intends to continue to expand through internal growth and acquisitions in its target markets. In 2000 and 1999, Apria completed a number of acquisitions with aggregate consideration of $27.3 million and $56.3 million, respectively. Apria plans to continue to pursue acquisitions in 2001 subject to the availability of attractive opportunities and limitations contained in Apria's credit agreement. Apria also intends to continue to focus its internal growth primarily in the home respiratory therapy service line.

     IMPROVE APRIA'S CAPITAL STRUCTURE. Since November 1998, Apria has reduced the amount owed on its credit agreement by $198 million. In addition to scheduled amortization, Apria has reduced the outstanding amount in connection with various amendments to the credit agreement and through other voluntary prepayments.

     Under the credit agreement, Apria is permitted to repurchase up to $50 million of its common stock (of which $1 million had been expended through December 31, 2000) and may complete acquisitions with an aggregate purchase price of up to $200 million (of which $52.5 million had been expended through December 31, 2000).

     A September 2000 amendment to the credit agreement extended the maturity date to September 2002 and reduced the interest rate by 0.75%. Apria's $200 million 9 1/2% senior subordinated notes mature November 2002. Apria may need to refinance all or a portion of its indebtedness on or before the respective maturity dates. Apria will continue to pursue the optimal capital structure to meet its business needs and to implement its strategy.

     REDUCE COSTS IN CORPORATE AND FIELD OPERATIONS. Apria seeks to leverage costs both at its corporate headquarters and in its field operations. In late 1998, Apria closed or consolidated a number of smaller branches, billing centers and field support facilities and reduced labor costs at its corporate and field locations. In late 1999, Apria completed the centralization, at the region level, of its purchasing, patient service equipment repair and maintenance, warehouse and oxygen transfill functions. Cost savings from this regional centralization are being realized through improved efficiency and tighter control over costs. Apria continues to focus resources on identifying and implementing more cost-effective and efficient methods of delivering products and services.

     WITHDRAW FROM UNPROFITABLE COMPONENTS OF THE BUSINESS. During late 1998 and early 1999 Apria exited the infusion therapy business in Texas, California, Louisiana, West Virginia, western Pennsylvania and downstate New York. Apria then reorganized its remaining infusion operations in 1999, realizing improvement in profitability due to better contract structure and therapy mix. Apria continues to evaluate the profitability of all its contracts, service lines and locations.

     Achieving Apria's objectives is subject to competitive and other factors outside of Apria's control. See "Business - Risk Factors".


SERVICE LINES

     Apria derives substantially all of its revenue from the home healthcare segment of the healthcare market in three principal service lines: home respiratory therapy, including home-delivered respiratory medications, home infusion therapy and home medical equipment. In all three lines, Apria provides patients with a variety of clinical services, related products and supplies, most of which are prescribed by a physician as part of a care plan. These services include:

     - providing respiratory care, pharmacy services and high-tech infusion nursing
     - educating patients and their caregivers about illnesses and instructing them on self-care and the proper use of products in the home
     -  monitoring patient compliance with individualized treatment plans
     -  reporting to the physician and/or managed care organization
     -  maintaining equipment
     -  processing claims to third-party payors

Apria provides numerous services directly to its patients, and purchases or rents the products needed to complement the service.

     The following table sets forth a summary of net revenues by service line, expressed as percentages of total net revenues:

                                                  Year Ended December 31,
                                                 -------------------------
                                                 2000      1999       1998
                                                 ----      ----       ----

     Respiratory therapy.....................     65%       64%        59%
     Infusion therapy........................     19%       19%        23%
     Home medical equipment/other............     16%       17%        18%
                                                 ----      ----       ----
          Total net revenues.................    100%      100%       100%
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

     Approximately 61% of Apria's respiratory therapy revenues are derived from the provision of oxygen systems, home ventilators and nebulizers, which are devices to aerosolize medication. The remaining respiratory revenues are generated from the provision of:

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

     In 1998, Apria performed a comprehensive review of its infusion therapy business. By early 1999, Apria had substantially completed the process of exiting the infusion service line in certain geographic areas where it was not meeting acceptable profitability thresholds. Subsequently, Apria launched standardization and other profitability improvement initiatives that resulted in better inventory utilization, growth in higher margin business and increased profitability.

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

ORGANIZATION AND OPERATIONS

     ORGANIZATION. Apria's approximately 360 branch locations are organized into four geographic divisions, which are further divided into 15 geographic regions. Each region is operated as a separate business unit and consists of a number of branches and a regional office. The regional office provides each of its branches with key support services such as billing, purchasing, and equipment maintenance, repair and warehousing. Each branch delivers home healthcare products and services to patients in their homes and other care sites through the branch's delivery fleet and qualified personnel. This structure is designed to create operating efficiencies associated with centralized services while promoting responsiveness to local market needs.

     To  manage   its  large   regional   network,   Apria's   organization   is
vertically-integrated in the functional areas of sales and operations. The operations function is then further divided along the functional lines of revenue management and logistics. Through this structure, all functional areas performed by the regional network have direct reporting and accountability to corporate headquarters. Apria believes that this structure provides control and consistency among its regions and branches and helps to develop standard policies and procedures while eliminating many of the problems inherent with a decentralized network.

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

     OPERATING SYSTEMS AND CONTROLS. The company's business is dependent, to a substantial degree, upon the quality of its operating and field information systems for the establishment of accurate and profitable contract terms, accurate order entry and pricing, billing and collections, and effective monitoring and supervision. 1n 1998, following a period of difficulties encountered in the conversion to a common system of the previously separate operations of Abbey and Homedco, management performed an extensive evaluation of its existing systems. A significant conclusion of that evaluation was that the platform on which the respiratory/home medical equipment system operates is adequate but the infusion billing system operates on an obsolete platform which is no longer supported by the computer industry. To address this particular risk, Apria commenced a project to add the functionality necessary to support the infusion product line on the platform on which the respiratory/home medical equipment system operates. With the analysis and design phases completed, the project is currently in the development phase. Management expects to progress to the quality assurance/testing phase in the second quarter of 2001. The 1998 systems evaluation also led to changes to the order entry, billing and accounts receivable modules of the systems that were largely completed in 1999. Another project currently underway is the installation of supply chain management software to replace the inventory and purchasing modules of the current systems. The software has been successfully installed in one of Apria's larger regions and the rollout to the remainder of the company is in process. Management believes that the implementation of these changes will substantially improve its systems. Nonetheless, such implementations could have a disruptive effect on related transaction processing. See "Business - Organization and Operations - Receivables Management" and "Business - Risk Factors - Operating Systems and Controls".

     Apria has established performance indicators which measure operating results against expected thresholds for the purpose of allowing all levels of management to monitor, identify and adjust areas requiring improvement. Operating models with strategic targets have been developed to move Apria toward more effectively managing labor expenses and the customer service, accounts receivable, clinical and distribution areas of its business. Apria's management team is compensated using performance-based incentives focused on quality revenue growth and improvement in operating income.

     PAYORS. Apria derives substantially all its revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. For 2000, approximately 23% of Apria's net revenues were derived from Medicare and 7% from Medicaid. Generally, each third-party payor has specific claims requirements. Apria has policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.

     RECEIVABLES MANAGEMENT. Apria operates in an environment with complex requirements governing billing and reimbursement for its products and services. Apria experienced serious difficulties in a number of areas relating to billing and collection of accounts receivable subsequent to the merger of Abbey and Homedco. The related facility consolidations, system conversions and high employee turnover had a disruptive effect on the processes of order taking, product identification, billing and collections. This ultimately led to a high level of accounts receivable write-offs. See "Business - Risk Factors - Federal Investigations".

     Management addressed the issues through a number of initiatives such as system enhancements, process refinements and organizational changes. By 1999, the effects of the merger-related problems had largely subsided as evidenced by the improvement in key accounts receivable indicators throughout 1999 and 2000. Days sales outstanding have been 56 days or fewer for each of the last nine quarters, compared to a range of 87 to 111 days during 1996 and 1997. At December 31, 2000, Apria's days sales outstanding were 51 days.


MARKETING

     Through its field sales force, Apria markets its services primarily to managed care organizations, physicians, hospitals, medical groups and home health agencies and case managers. The following sample marketing initiatives address the requirements of the company's referral sources:

     AUTOMATED CALL ROUTING THROUGH A SINGLE TOLL-FREE NUMBER. This allows select managed care organizations to reach any of Apria's locations and to access the full range of Apria services through a single central telephone number: 1-800-APRIA-88.

     ACCREDITATION BY THE JOINT COMMISSION ON ACCREDITATION OF HEALTHCARE ORGANIZATIONS. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") is a nationally recognized organization which develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home healthcare industry has grown, the need for objective quality measurements has increased. Accreditation by JCAHO entails a lengthy review process which is conducted every three years. Accreditation is increasingly being considered a prerequisite for entering into contracts with managed care organizations at every level. Because accreditation is expensive and time consuming, not all providers choose to undergo the process. Due to its leadership role in establishing quality standards for home healthcare and its active and early participation in this process, Apria is viewed favorably by referring healthcare professionals. All of Apria's branch locations are accredited by or in the process of receiving accreditation from JCAHO. Apria's triennial survey cycle began in late 1999 and is anticipated to be concluded in the fall of 2001.

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

     PATIENT SATISFACTION. Apria has a centralized patient satisfaction survey function. Prior to centralization, Apria relied on its distributed branch network to mail surveys to and receive responses from its discharged patients. Centralization of the function ensures the validity of the sampling methodology and has served to increase the survey response rate from approximately 4% to a more statistically-meaningful 33%. The program also meets JCAHO's new requirements for outcome data. Targeted member satisfaction studies for key managed care organizations are also conducted periodically.

     APRIA GREAT ESCAPES(TM) TRAVEL PROGRAM. Apria's 360-branch network facilitates travel for patients who require oxygen or other therapies. The company coordinates equipment and service needs for thousands of patients annually, which enhances their mobility and quality of life.


SALES

     Apria employs approximately 434 sales professionals whose primary responsibility is to target key customers for all service lines. Key customers include but are not limited to hospital-based healthcare professionals, physicians and their staffs, and managed care organizations. Sales professionals are afforded the necessary clinical and technical training to represent Apria's major service offerings of home respiratory therapy, home infusion therapy and home medical equipment. As larger segments of the marketplace become involved with managed care, specific portions of the sales force's working knowledge of pricing, contracting and negotiating, and specialty-care management programs are being enhanced as well.

     An integral component of Apria's overall sales strategy is to increase volume through managed care organizations and traditional referral channels. As the markets that Apria serves continue to evolve, the ultimate decision makers for healthcare services vary greatly, from closed model managed care organizations to preferred provider networks which are controlled by more traditional means. Apria's selling structure and strategies are driven largely by these changing market factors and will continue to adjust as further changes in the industry occur. Managed care organizations continue to represent a significant portion of Apria's business in several of its primary metropolitan markets. No single account, however, represented more than 10% of Apria's total net revenues for 2000. Among its more significant managed care agreements, the company has contracts with Aetna/U.S. Healthcare/Prudential National, Gentiva Network Management, Kaiser Health Plans and United Healthcare. Apria also offers discount agreements and various fee-for-service arrangements to hospitals or hospital systems whose patients have home healthcare needs. See "Business - Risk Factors - Pricing Pressures".


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

The competitive factors most important in the larger, national markets are the foregoing factors and:

     -  wide geographic coverage
     - ability to develop and maintain contractual relationships with managed care organizations
     -  access to capital

     It is increasingly important to be able to integrate a broad range of home healthcare services to provide customers access through a single source. Apria believes that it competes effectively in each of its service lines with respect to all of the above factors and that it has an established record as a quality provider of home respiratory therapy and home infusion therapy as reflected by the JCAHO accreditation of its branches.

     Other types of healthcare providers, including hospitals, home health agencies and health maintenance organizations have entered, and may continue to enter, Apria's various service lines. Depending on their individual situations, it is possible that Apria's competitors may have, or may obtain, significantly greater financial and marketing resources than Apria. See "Business - Risk Factors - Pricing Pressures".


GOVERNMENT REGULATION

     Apria is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various governmental programs, as more fully described below. See "Business - Risk Factors - Federal Investigations".

     MEDICARE AND MEDICAID REIMBURSEMENT. As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals such as persons over 65 and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged, or members of families with dependent children. In addition, Medicaid generally covers financially needy children, refugees and pregnant women. A substantial portion of Apria's revenue is attributable to payments received from third-party payors, including the Medicare and Medicaid programs. In 2000, approximately 23% of Apria's net revenue was derived from Medicare and 7% from Medicaid.

     Medicare Legislation. In December 2000, federal legislators enacted the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000. Among other items, this legislation provides the home healthcare industry with some relief from the effects of the Balanced Budget Act of 1997, which contained a number of provisions that are affecting, or could potentially affect, Medicare reimbursement levels to Apria. The Medicare Balanced Budget Refinement Act of 1999 also mitigated some of the effects of the Balanced Budget Act of 1997.

     The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provides reinstatement in 2001 of the full annual cost of living adjustment (based on the Consumer Price Index) for certain durable medical equipment. The Balanced Budget Act of 1997 had frozen this adjustment for each of the years 1998 through 2002.

     During 2000, the Secretary of the U.S. Department of Health and Human Services wrote to the durable medical equipment regional carriers and recommended, but did not mandate, that Medicare claims processors base their payments for covered outpatient drugs and biologicals on pricing schedules other than the Average Wholesale Price listing, which historically has been the industry's basis for drug reimbursement. The suggested alternative pricing methodology was offered in an effort to reduce reimbursement levels for certain drugs to more closely approximate a provider's acquisition cost, but it would not have covered the costs of preparing, delivering or administering the drugs to the patients. Under current reimbursement schedules, these costs are implicitly covered in the reimbursement for the drug cost. The healthcare industry has taken issue with the U.S. Department of Health and Human Services' approach for several reasons, primarily because it fails to consider the accompanying costs of delivering and administering these types of drug therapies. Further, if providers choose to discontinue providing these drugs due to inadequate reimbursement, patient access may be jeopardized. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 delayed the adoption of proposed drug price changes and directed the General Accounting Office to conduct a thorough study, by September 2001, to examine the adequacy of current payments and to recommend revised payment methodologies. In addition, some states have adopted or are contemplating adopting some form of the proposed alternate pricing methodology for certain drugs and biologicals under the Medicaid program. These changes may reduce the level of reimbursement received by Apria and may ultimately cause Apria to stop participating in the Medicaid program in one or more states.

     The Balanced Budget Act of 1997 granted authority to the Secretary of Health and Human Services to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. However, under the provisions of the Medicare Balanced Budget Refinement Act of 1999, reimbursement reductions proposed under the inherent reasonableness procedure have been delayed pending (1) a study by the General Accounting Office (completed July 2000) to examine the use of the authority granted under this procedure, and (2) promulgation by the Health Care Financing Administration of a final rule implementing the inherent reasonableness authority.

     Further, the Balanced Budget Act of 1997 mandated that the Health Care Financing Administration conduct competitive bidding demonstrations for Medicare Part B items and services. The first demonstration commenced October 1999 in Polk County, Florida. The second demonstration commenced January 2001 in the San Antonio, Texas area and covers the counties of Bexar, Comal and Guadalupe. The competitive bidding demonstrations could provide the Health Care Financing Administration and Congress with a model for implementing competitive pricing in all Medicare programs. If such a competitive bidding system were implemented, it could result in lower reimbursement rates, exclude certain items and services from coverage or impose limits on increases in reimbursement rates.

     Claims Audits.  Durable  medical  equipment  regional  carriers are private organizations  that  contract  to  serve  as the  government's  agents  for  the processing of claims for items and services provided under Part B of the Medicare program. These carriers and Medicaid agencies also periodically conduct pre-payment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize healthcare claims more closely. In addition, the home healthcare industry is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming requirements for obtaining reimbursement from private and governmental third-party payors. Such long collection cycles or reviews and/or similar audits or investigations of Apria's claims and related documentation could result in denials of claims for payment submitted by Apria. Further, the government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation. See "Business - Risk Factors - Federal Investigations" and "Business - Risk Factors - Medicare Reimbursement Rates".

     THE ANTI-KICKBACK STATUTE. As a provider of services under the Medicare and Medicaid programs, Apria is subject to the Medicare and Medicaid fraud and abuse laws (sometimes referred to as the "anti-kickback statute"). At the federal level, the anti-kickback statute prohibits any bribe, kickback or rebate in return for the referral of patients, products or services covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government, including Medicare, Medicaid, and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services), among others. Violations of the anti-kickback statute may result in civil and criminal penalties and exclusion from participation in the federal healthcare programs. In addition, a number of states in which Apria operates have laws that prohibit certain direct or indirect payments (similar to the anti-kickback statute) or fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state-funded healthcare programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

     PHYSICIAN SELF-REFERRALS. Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as "Stark II", prohibit Apria, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for "designated health services" if Apria has a financial relationship with the physician making the referral for such services or with a member of such physician's immediate family. The term "designated health services" includes several services commonly performed or supplied by Apria, including durable medical equipment, home health services and parenteral and enteral nutrition. In addition, "financial relationship" is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. On January 4, 2001, the Health Care Financing
Administration issued the first of two phases of final regulations to clarify the meaning and application of Stark II. The Health Care Financing Administration has not stated when Phase II will be issued, however, Phase I addresses the primary substantive aspects of the prohibition and several key exceptions. Significantly, the final regulations define previously undefined key terms, clarify prior definitions, and create several new exceptions for certain "indirect compensation arrangements", "fair market value" transactions, arrangements involving non-monetary compensation up to $300, and risk-sharing arrangements, among others. The regulations also create a new "knowledge" exception that permits providers to bill for items provided in connection with an otherwise prohibited referral, if the provider does not know, and does not act in reckless disregard or deliberate ignorance of, the identity of the referring physician. The effective date for Phase I of the final regulations has been delayed for one year until January 4, 2002. In the interim, the current statute and the regulations issued in 1995 for the predecessor law, Stark I, will remain in effect. In addition, a number of the states in which Apria operates have similar prohibitions on physician self-referrals. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians.

     FALSE CLAIMS. The False Claims Act imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in treble damages, civil monetary penalties and exclusion from the Medicare and Medicaid programs.

     The False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against a healthcare provider for violations of the False Claims Act. A qui tam suit may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed. Even if disclosed, the original source of the information leading to the public disclosure may still pursue such a suit. Although a corporate insider is often the plaintiff in such actions, an increasing number of outsiders are pursuing such suits.

     In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff's counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts). In return for bringing the suit on the government's behalf, the statute provides that the private plaintiff is to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful. Recently, the number of qui tam suits brought against healthcare providers has increased dramatically. In addition, at least five states - California, Illinois, Florida, Tennessee, and Texas - have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained by a healthcare provider from the state (e.g., Medicaid funds provided by the state). See "Business - Risk Factors - Federal Investigations".

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

     HEALTHCARE REFORM LEGISLATION. Economic, political and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Healthcare reform proposals have been formulated by the legislative and administrative branches of the federal government. In addition, some of the states in which Apria operates periodically consider various healthcare reform proposals. Apria anticipates that federal and state government bodies will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, Apria cannot predict which, if any, of such reform proposals will be adopted or when they may be adopted or that any such reforms will not have a material adverse effect on Apria's business and results of operations.

     Healthcare is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. Recommendations for changes may result from an ongoing study of patient access by the General Accounting Office and from the potential findings of the National Bipartisan Commission on the Future of Medicare. See "Business - Risk Factors - Government Regulation; Healthcare Reform".


EMPLOYEES

     As of February 15, 2001, Apria had 9,172 employees, of which 7,988 were full-time and 1,184 were part-time. The company's employees are not currently represented by a labor union or other labor organization, except for approximately 24 and 48 employees in the states of New York and New Mexico, respectively.

     In February 2001, Apria's full-time equivalents in the functional areas of sales, operations and administration totaled 432, 7,334 and 914, respectively. Full-time equivalents are computed by dividing the actual number of hours worked in a given period by the "normal" number of hours for that period based on a 40-hour week.

                                              EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names,  ages, titles with Apria and present and past positions of the persons serving as executive officers of Apria as of March 20, 2001:

            NAME AND AGE                                       OFFICE AND EXPERIENCE
            ------------                                       ---------------------

Philip L. Carter, 52............   Chief Executive  Officer and Director.  Mr. Carter has been Chief  Executive  Officer and a
                                   Director of Apria since May 1998.  Prior to joining  Apria,  Mr.  Carter was  President and
                                   Chief  Executive  Officer of Mac  Frugal's  Bargains o  Close-Outs  Inc., a chain of retail discount stores, since 1995.

Lawrence M. Higby, 55...........   President  and  Chief  Operating  Officer.  Mr.  Higby  joined  Apria in  November  1997 as
                                   President  and Chief  Operating  Officer.  Prior to  joining  Apria,  Mr.  Higby  served as
                                   President  and Chief  Operating  Officer of  Unocal's  76  Products  Company and Group Vice
                                   President of Unocal Corporation from 1994 to 1997.

Michael R. Dobbs, 51 ...........   Executive Vice  President,  Logistics.  Mr. Dobbs was promoted to Executive Vice President,
                                   Logistics in January 1999.  He served as Senior Vice  President,  Logistics  from June 1998 to January  1999.  Prior to joining  Apria,  Mr. Dobbs  served as Senior Vice  President of
                                   Distribution for Mac Frugal's Bargains o Close-Outs Inc. from 1991 to January 1998.

John C. Maney, 41 ..............   Executive Vice  President and Chief  Financial  Officer.  Mr. Maney has been Executive Vice
                                   President  and Chief  Financial  Officer since  joining  Apria in November  1998.  Prior to joining Apria,  Mr. Maney was employed by Arthur  Andersen LLP since 1992 and was a partner of such firm from 1995 to 1998.

Lawrence A. Mastrovich, 39 .....   Executive Vice  President,  Revenue  Management.  Mr.  Mastrovich was promoted to Executive
                                   Vice President,  Revenue  Management in October 1998. He served as Division Vice President,
                                   Operations  of the Northeast  Division  from  December 1997 to October 1998.  Prior to that time he had served as a Regional  Vice  President  for Apria and Homedco  since 1994 and in various other capacities from 1987 to 1994.

George J. Suda, 42 .............   Executive Vice  President,  Information  Services.  Mr. Suda was promoted to Executive Vice
                                   President,  Information  Systems  in March  2000.  Prior to this he served  as Senior  Vice
                                   President,  Information  Systems since July 1998, as Vice President,  Information  Services
                                   Technology  from June 1997 to July 1998 and as  Director,  Technology  from January 1997 to
                                   June  1997.  From July 1994 to  January  1997,  Mr.  Suda was a  self-employed  information services consultant, providing services to Abbey and Apria.

Dennis E. Walsh, 51.............   Executive Vice President, Sales.  Mr. Walsh was promoted to Executive Vice President, Sales in January 1998. Mr. Walsh served as Senior Vice President, Western Zone from March 1997 to
                                   January 1998. From June 1995 to March 1997, he  served as Senior  Vice President, Sales and
                                   Marketing. He served as Vice President, Sales of Homedco from November 1987 to June 1995.

                                  RISK FACTORS

     This report contains forward-looking statements, which are subject to numerous factors (many of which are beyond the company's control) which could cause actual results to differ materially from those in the forward-looking statements. Such forward-looking statements include, but are not limited to, statements as to anticipated future results, developments and occurrences set forth or implied:

     - under the caption Business - Business Strategy" and elsewhere in this report as to measures being undertaken to improve profitability, and plans for the future
     - under the caption "Business - Organization and Operations - Operating Systems and Controls"
     - under the caption "Business - Organization and Operations - Receivables Management"
     - under the caption "Business - Government Regulation - Medicare and Medicaid Reimbursement"
     -  under the caption "Business - Government Regulation - Internal Controls"
     - under the caption "Legal Proceedings" and elsewhere in this report concerning the outcome of pending legal proceedings
     - under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations"
     - under the caption "Quantitative and Qualitative Disclosures about Market Risk"
     - under the caption "Notes to Consolidated Financial Statements - Notes 1, 7 and 11"

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

     Apria had experienced high levels of accounts receivable write-offs subsequent to the 1995 Abbey/Homedco merger caused by the disruptive effects of system conversions and process changes. In 1999 and 2000, accounts receivable write-offs decreased significantly from the levels experienced in 1996, 1997 and 1998. Additionally, days sales outstanding have been 56 days or fewer for each of the last nine quarters, compared to a range of 87 to 111 days during 1996 and 1997. Despite these improvements, collection of accounts receivable remains one of Apria's biggest challenges, requiring constant focus and involvement by senior management and ongoing enhancements to information systems and billing center operating procedures. Further, some of Apria's payors may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. There can be no assurance that Apria will be able to maintain its current levels of collectibility and days sales outstanding in future periods. If Apria is unable to properly bill and collect its accounts receivable, results will be adversely affected. See "Business - Organization and Operations - Receivables Management" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

MEDICARE REIMBURSEMENT RATES - CONTINUED REDUCTIONS IN MEDICARE REIMBURSEMENT RATES COULD HAVE A MATERIAL ADVERSE EFFECT ON RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Pursuant to the provisions of the Balanced Budget Act of 1997, the Medicare reimbursement rates for home oxygen therapy and respiratory drugs were reduced by 25% and 5%, respectively, effective January 1, 1998. An additional reimbursement reduction of 5% on home oxygen therapy was effective on January 1, 1999. Also included in the Balanced Budget Act of 1997 was a freeze on Consumer Price Index-based reimbursement rate increases for 1998 through 2002 as well as other provisions which may impact reimbursement rates in the future. The
Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provide some relief from the Consumer Price Index-based reimbursement rate freeze and other provisions contained in the Balanced Budget Act of 1997. However, there can be no assurance that further reimbursement reductions will not be made. See "Business - Government Regulation - Medicare and Medicaid Reimbursement."

FEDERAL INVESTIGATIONS - THE OUTCOME OF THE FEDERAL GOVERNMENT'S INVESTIGATIONS OF APRIA'S MEDICARE AND OTHER BILLING PRACTICES COULD HAVE A MATERIAL NEGATIVE IMPACT ON APRIA'S OPERATIONS AND FINANCIAL CONDITION.

     Since mid-1998 Apria has received a number of subpoenas and document requests from U.S. Attorneys' offices and from the U.S. Department of Health and Human Services. The subpoenas and requests generally ask for documents, such as patient files, billing records and other documents relating to billing practices, related to the company's patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government in connection with these investigations and is responding to the document requests and subpoenas. In July 1999 the company received notification that the U.S. Attorney's office in Sacramento closed its criminal investigation file relating to eight subpoenas that had been issued by that office.

     In February 2001 the company was informed by the U.S. Attorney's office in Los Angeles that the billing investigation being conducted by that office is the result of qui tam litigation filed on behalf of the government against the company, and that the government is investigating certain allegations for the purpose of determining whether it will intervene in that litigation. The complaints in the litigation are under seal, however, and the government has not informed the company of either the identity of the court or courts where the proceedings are pending, the date or dates instituted, the identity of the plaintiffs, the factual bases alleged to underlie the proceedings, or the relief sought.

     Apria has acknowledged that there may be errors and omissions in supporting documentation affecting a portion of its billings. If a judge, jury or administrative agency were to determine that such errors and omissions resulted in the submission of false claims to federal healthcare programs or significant overpayments by the government, Apria could face civil and administrative claims for refunds, sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including exclusion of Apria from participation in federal healthcare programs. Apria believes that the company would be in a position to assert numerous meritorious defenses in the event that the qui tam litigation proceeds or any other claims are asserted. However, no assurance can be provided as to the outcome of this litigation or whether any other claims will be asserted or as to the outcome of any other possible proceedings that may result from any such other claims.

OPERATING SYSTEMS AND CONTROLS - APRIA'S IMPLEMENTATION OF SIGNIFICANT SYSTEM MODIFICATIONS COULD HAVE A DISRUPTIVE EFFECT ON RELATED TRANSACTION PROCESSING AND COULD ULTIMATELY HAVE A SIGNIFICANT NEGATIVE IMPACT ON RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     In 1998, following a period of difficulties encountered in the conversion to a common system of the previously separate operations of Abbey and Homedco, management performed an extensive evaluation of its existing systems. A significant conclusion of that evaluation was that the platform on which the respiratory/home medical equipment system operates is adequate but the infusion billing system operates on an obsolete platform which is no longer supported by the computer industry. To address this particular risk, Apria commenced a project to add the functionality necessary to support the infusion product line on the platform on which the respiratory/home medical equipment system operates. With the analysis and design phases completed, the project is currently in the development phase. Another project currently underway is the installation of supply chain management software to replace the inventory and purchasing modules of the current systems. The software has been successfully installed in one of Apria's larger regions and the rollout to the remainder of the company is in process. There can be no assurance that the system modifications will resolve the difficulties experienced in prior periods and the implementation of these system changes could have a disruptive effect on related transaction processing. See "Business - Organization and Operations - Operating Systems and Controls".

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

PRICING PRESSURES - APRIA BELIEVES THAT CONTINUED PRESSURE TO REDUCE HEALTHCARE COSTS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

     The current market continues to exert pressure on healthcare companies to reduce healthcare costs, resulting in reduced margins for home healthcare providers such as Apria. Larger buyer and supplier groups exert additional pricing pressure on home healthcare providers. These include managed care organizations, which control an increasing portion of the healthcare economy. Apria has a number of contractual arrangements with managed care organizations and other parties, although no individual arrangement accounted for more than 10% of Apria's net revenues in 2001. Certain competitors of Apria may have or may obtain significantly greater financial and marketing resources than Apria. In addition, relatively few barriers to entry exist in local home healthcare markets. As a result, Apria could encounter increased competition in the future that may increase pricing pressure and limit its ability to maintain or increase its market share. See "Business - Sales" and "Business - Competition".

ACQUISITION STRATEGY - APRIA MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES WHICH COULD HAVE AN ADVERSE EFFECT ON RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The process of integrating newly acquired businesses may be costly and disruptive. Cash collections on the newly acquired business could be delayed pending conversion of patient files onto Apria's billing systems and receipt of provider numbers from government payors. If Apria is not successful in integrating acquired businesses, results will be adversely affected. See "Business - Business Strategy".


ITEM 2.  PROPERTIES

     Apria's headquarters are located in Costa Mesa, California and consist of approximately 112,000 square feet of office space. The lease expires in 2001. Apria has signed a lease to relocate its headquarters to Lake Forest, California which will consist of approximately 100,000 square feet of office space. The new lease expires in 2011.

     Apria has approximately 360 branch facilities serving patients in all 50 states. These branch facilities are typically located in light industrial areas and average approximately 10,500 square feet. The typical facility is a combination warehouse and office, with approximately 50% of the square footage consisting of warehouse space. Apria leases substantially all of its facilities with lease terms of ten years or less.


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

     Since mid-1998 Apria has received a number of subpoenas and document requests from U.S. Attorneys' offices and from the U.S. Department of Health and Human Services. The subpoenas and requests generally ask for documents, such as patient files, billing records and other documents relating to billing practices, related to the company's patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government in connection with these investigations and is responding to the document requests and subpoenas. In July 1999 the company received notification that the U.S. Attorney's office in Sacramento closed its criminal investigation file relating to eight subpoenas that had been issued by that office.

     In February 2001 the company was informed by the U.S. Attorney's office in Los Angeles that the billing investigation being conducted by that office is the result of qui tam litigation filed on behalf of the government against the company, and that the government is investigating certain allegations for the purpose of determining whether it will intervene in that litigation. The complaints in the litigation are under seal, however, and the government has not informed the company of either the identity of the court or courts where the proceedings are pending, the date or dates instituted, the identity of the plaintiffs, the factual bases alleged to underlie the proceedings, or the relief sought.

     Apria has acknowledged that there may be errors and omissions in supporting documentation affecting a portion of its billings. If a judge, jury or administrative agency were to determine that such errors and omissions resulted in the submission of false claims to federal healthcare programs or significant overpayments by the government, Apria could face civil and administrative claims for refunds, sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including exclusion of Apria from participation in federal healthcare programs. Apria believes that the company would be in a position to assert numerous meritorious defenses in the event that the qui tam litigation proceeds or any other claims are asserted. However, no assurance can be provided as to the outcome of this litigation or whether any other claims will be asserted or as to the outcome of any other possible proceedings that may result from any such other claims.

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


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Apria's common stock is traded on the New York Stock Exchange under the symbol AHG. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share of Apria common stock:

                                              HIGH           LOW
                                              ----           ---
YEAR ENDED DECEMBER 31, 2000
----------------------------
  First Quarter                             $22.0000       $12.6250
  Second Quarter                             16.3750        10.5000
  Third Quarter                              16.2500        11.2500
  Fourth Quarter                             30.6250        14.0000


YEAR ENDED DECEMBER 31, 1999
----------------------------
  First Quarter                             $12.0000       $ 7.1250
  Second Quarter                             22.0625        11.5000
  Third Quarter                              20.5000        12.5625
  Fourth Quarter                             18.0000        12.3125

     As of March 15, 2001 there were 690 holders of record of Apria common stock. Apria has not paid any dividends since its inception and does not intend to pay any dividends on its common stock in the foreseeable future. In addition, Apria has a credit agreement which prohibits the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of Apria for the five years ended December 31, 2000. The data set forth below have been derived from the audited Consolidated Financial Statements of Apria and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                                         YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------
                                                         2000        1999(1)     1998(2,3)     1997(2,4)    1996(2,5)
                                                         ----        -------     ---------     ---------    ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:

Net revenues ......................................   $1,014,201   $  940,024   $  933,793    $1,180,694    $1,181,143
Net income (loss) .................................       57,006      204,135     (207,938)     (272,608)       33,300

Per share amounts:
    Basic income (loss) per common share ..........   $     1.09   $     3.93   $    (4.02)   $    (5.30)   $     0.66
    Diluted income (loss) per common share ........   $     1.06   $     3.81   $    (4.02)   $    (5.30)   $     0.64

BALANCE SHEET DATA:

Total assets ......................................   $  616,603   $  631,996   $  496,598    $  757,170    $1,149,110
Long-term obligations, including current maturities      339,749      417,729      488,586       548,905       634,864
Stockholders' equity (deficit) ....................      146,242       75,469     (131,657)       74,467       342,935

(1)  As  described  in  Item 7 and  in  Note  7 to  the  Consolidated  Financial
     Statements, net income for 1999 reflects an income tax benefit of $131 million that was primarily attributable to the release of the company's valuation allowance in the fourth quarter of 1999.

(2) As described in Item 7, Apria recorded a charge of $22.7 million in 1998 to increase the allowance for doubtful accounts for changes in collection policies and in conjunction with certain portions of the business from which the company exited. Apria recorded charges of $61.4 million and $9 million in 1997 and 1996, respectively, to increase the allowance for doubtful accounts. These charges were due primarily to the residual effects of the 1995 and 1996 facility consolidations and system conversions effected in conjunction with the 1995 Abbey/Homedco merger.

(3)  As described in Item 7 and in Notes 3 and 4 to the  Consolidated  Financial
     Statements,  the  operations  data for 1998 include  impairment  charges of
     $76.2 million to write down the carrying  values of  intangible  assets and
     $22.2    million    to    write-off     information    systems    hardware,
     internally-developed  software  and  assets  associated  with  the  exit of portions of the business.

(4) The operations data for 1997 include significant adjustments and charges to write down the carrying values of intangible assets and information systems hardware and internally-developed software of $133.5 million and $26.8 million, respectively, to increase the valuation allowance on deferred tax assets by $30 million, and to provide for estimated shortages related to patient service assets inventory of $33.1 million.

(5) The per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.

Apria did not pay any cash dividends on its common stock during any of the periods set forth in the table above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home throughout the United States through its approximately 360 branch locations. Management measures operating results on a geographic basis and, therefore, views each branch as an operating segment. All the branches provide the same services, except that infusion services are not offered in all the geographic markets in which the company operates. For financial reporting purposes, all the company's operating segments are aggregated into one reportable segment.

     BACKGROUND. The following strategic initiatives, adopted in July 1998, were designed to improve the company's performance. The key elements of the strategy were to: (1) remain in the core businesses, with an increased emphasis on respiratory therapy, (2) withdraw from unprofitable components of the business,
(3) institute a comprehensive cost reduction and capital  conservation  program,
(4) pursue expansion through internal growth and acquisitions, and (5) improve the capital structure of the company. Significant actions taken by management in 1998 included the sale of the California component of the infusion therapy service line ("the infusion sale"), the exit of the infusion therapy service line in Texas, Louisiana, West Virginia, western Pennsylvania and downstate New York and the consolidation or closure of certain small branch locations throughout the United States. Other significant actions taken in 1998 included the termination of plans to proceed with the capital-intensive implementation of an enterprise resource planning system, a significant reduction of corporate and regional labor and general administrative costs and the development of a comprehensive plan to capture cost savings in the areas of purchasing, distribution and inventory management. Amendments to Apria's credit agreement effected in 1999 and 2000 resulted in, among other items, the ability to complete up to $200 million in acquisitions and repurchase up to $50 million of Apria's common stock. Further, Apria has made significant prepayments against its bank loans to reduce long-term debt.

RESULTS OF OPERATIONS

     NET REVENUES. Net revenues increased to $1 billion in 2000 from $940 million in 1999. The increase in net revenues is due to volume increases, new contracts with regional and national payors, the acquisition of complementary businesses and price increases in certain managed care agreements. The increase in revenues in 1999 when compared to 1998 was due largely to the same sources. The 1999 increase was partially offset by revenues lost in the third quarter 1998 exit from the infusion therapy service line in selected areas, the 5% reduction in Medicare reimbursement rates in 1999 for home oxygen therapy, and the exit from contractual arrangements that were not meeting minimum profitability standards.

     The following table sets forth a summary of net revenues by service line:

                                                YEAR ENDED DECEMBER 31,
                                             -------------------------------
                                              2000         1999        1998
                                              ----         ----        ----
                                                     (IN MILLIONS)

     Respiratory therapy.................    $   656     $   599     $   553
     Infusion therapy....................        194         179         211
     Home medical equipment/other........        164         162         170
                                             -------     -------     -------
           Total net revenues............    $ 1,014     $   940     $   934
                                             =======     =======     =======

     Respiratory Therapy. The respiratory therapy service line increased in 2000 by 9.5% when compared to 1999 and increased 8.3% in 1999 when compared to 1998. These increases were largely due to a sales focus on the higher-margin respiratory service line and the impact of acquisitions consummated in 2000 and 1999. See "Liquidity and Capital Resources - Business Combinations and Dispositions".

     Effective January 1, 1998, the Medicare reimbursement rates for home oxygen therapy and respiratory drugs were reduced by 25% and 5%, respectively. This reduction, which was pursuant to the provisions of the Balanced Budget Act of 1997, was followed by an additional 5% reduction in reimbursement rates for home oxygen therapy in 1999. The estimated decrease in 1999 and 1998 revenues and operating income resulting from these reimbursement reductions was approximately $10 million and $57 million, respectively. The Balanced Budget Act of 1997 also froze Consumer Price Index-based increases for Medicare-reimbursed respiratory therapy services beginning in 1998.

     Infusion Therapy. Infusion therapy revenues increased 8.4% in 2000 as compared to 1999, largely due to volume increases. The decrease in infusion therapy revenues in 1999 as compared to 1998 was directly attributable to the exit of the infusion service line in selected areas that represented approximately $40 million in annual revenues. The infusion line in 1999 was also impacted by the termination of low-margin contracts. These decreases were offset somewhat by growth in the remaining geographic areas in which Apria engages in the infusion business.

     Home Medical Equipment/Other. Home medical equipment/other revenues increased by 1.2% in 2000 from 1999 levels. This service line increased only nominally because the sales focus was placed on the higher-margin respiratory therapy service line.

     Home medical equipment/other revenues decreased by 4.7% in 1999 when compared to 1998. The decrease was primarily attributable to the sales focus on the higher-margin respiratory therapy service line, the termination of low-profit contracts and to, a lesser extent, decreases in the medical supply and nursing lines that Apria began exiting in late 1997.

     The Consumer Price Index-based Medicare reimbursement rates for home medical equipment/other were also frozen by the Balanced Budget Act of 1997 beginning in 1998.

     Use of Estimates in Recording Net Revenues. Substantially all of Apria's revenues are reimbursed by third party payors, including Medicare, Medicaid and managed care organizations. Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required in recording net revenues. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available.

     Medicare Reimbursement Update. Some relief to the freeze on Consumer Price Index-based reimbursement increases, that was enacted by the Balanced Budget Act of 1997, was provided through the Medicare Balanced Budget Refinement Act of 1999 with limited reimbursement increases in 2001 and 2002. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provides reinstatement of the full Consumer Price Index-based reimbursement increase in 2001 for certain durable medical equipment.

     During 2000, the Secretary of the U.S. Department of Health and Human Services wrote to the durable medical equipment regional carriers and recommended, but did not mandate, that Medicare claims processors base their payments for covered outpatient drugs and biologicals on pricing schedules other than the Average Wholesale Price listing, which historically has been the industry's basis for drug reimbursement. The suggested alternative pricing methodology was offered in an effort to reduce reimbursement levels for certain drugs to more closely approximate a provider's acquisition cost, but it would not have covered the costs of preparing, delivering or administering the drugs to the patients. Under current reimbursement schedules, these costs are implicitly covered in the reimbursement for the drug cost. The healthcare industry has taken issue with the U.S. Department of Health and Human Services' approach for several reasons, primarily because it fails to consider the accompanying costs of delivering and administering these types of drug therapies. Further, if providers choose to discontinue providing these drugs due to inadequate reimbursement, patient access may be jeopardized. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 also delayed the adoption of proposed drug price changes and directed the General Accounting Office to conduct a thorough study, by September 2001, to examine the adequacy of current payments and to recommend revised payment methodologies.

     GROSS PROFIT. Gross margins were 72.5% in 2000, 71.5% in 1999 and 64.6% in 1998. Much of the increase in 2000 and in 1999 was attributable to improved pricing negotiated for purchases of inventory, patient service equipment and related goods. Also contributing to the gross profit improvement in both years were increases in the share of higher-margin respiratory revenues to total net revenues. Further, during 1999, management implemented standardization initiatives and optimal operating models intended to achieve cost savings and operational efficiencies in the functional areas of purchasing and supply management and inventory management. The gross margin in 2000 reflected a full year's benefit of the related cost savings. Also, the exit from low-profit service lines and contracts that commenced in late 1997 and continued throughout 1998 contributed to the gross margin improvement in 2000 and 1999.

     Gross margins in 1998 were impacted by the following charges recorded at September 30, 1998: $5.4 million to settle certain procurement contracts, $3.5 million to provide for oxygen cylinder losses, $2.8 million to provide for losses and obsolescence in inventory and patient service equipment and $3.5 million related to the exit of the infusion service line in selected markets.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts as a percentage of net revenues was 3.2%, 3.7% and 8.1% in 2000, 1999 and 1998, respectively. The decrease in 2000 when compared to 1999 was primarily due to continued improvement in the aging of accounts receivable and increased cash collections. The decrease in the 1999 provision rate versus the 1998 rate was largely attributable to an improvement in the aging of accounts receivable which management believes was due to process and system improvements implemented in the preceding years. See "Liquidity and Capital Resources - Accounts Receivable".

     The 1998 provision for doubtful accounts included: $12.1 million to increase the allowance for doubtful accounts due to a change in management's collection policy, $1.5 million for specific uncollectible accounts and $9.1 million to increase the allowance for doubtful accounts on accounts receivable associated with the infusion sale and other business closures.

     SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 54.7% for 2000 and 1999, down from 61.6% in 1998. This improvement over 1998 was largely attributable to the realization of savings from various cost reduction measures that were effected during 1998, such as labor force reductions and facility consolidations. Further, standardization initiatives implemented in 1999 in the functional areas of vehicle fleet and delivery management also improved the selling, distribution and administrative line.

     Also contributing to the relatively high level of expenses in 1998 were the following charges recorded in the third quarter of 1998: $3.8 million loss on the infusion sale, $1.8 million to record certain costs associated with business closures, $3.9 million in severance, stay bonuses and other employee costs, and $2 million in lease liability on vacant facilities due to facility consolidation activities.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets was $10.2 million, $8 million and $12.5 million in 2000, 1999 and 1998, respectively. The increase in 2000 as compared to 1999 was due to intangible assets recorded in conjunction with acquisitions that closed in 2000 and during 1999. The decrease in amortization in 1999 versus 1998 was due to the write-off of impaired goodwill of $76.2 million in the third quarter of 1998. This decrease was partially offset by additional amortization expense that was incurred due to the 1999 acquisitions. See "Liquidity and Capital Resources - Business Combinations and Dispositions".

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

     IMPAIRMENT OF LONG-LIVED ASSETS AND INTERNALLY-DEVELOPED SOFTWARE. One of the actions taken in 1998 was the termination of a project to implement an enterprise resource planning system. As a result, Apria wrote off related software and other capitalized costs of $7.5 million in the third quarter of 1998. As part of the decision to terminate the enterprise resource planning project, management evaluated its existing systems to determine their long-term viability in the context of Apria's overall strategic direction. It was determined that Apria was at some risk in continuing to run the infusion billing system on a platform which is no longer supported by the computer industry. To mitigate the risk, Apria began the process to convert the infusion system to the platform on which the respiratory/home medical equipment system operates. Also, Apria effected a number of enhancements to the systems that rendered certain previously-developed modules obsolete. Further, pharmacy and branch consolidations and closures rendered a variety of computer equipment obsolete. Due to its age and technological obsolescence, it was deemed to have no future value. As a result of these actions, Apria recorded an impairment charge of $11.9 million at September 30, 1998. Apria also recognized additional asset impairments during 1998 of $1.4 million in conjunction with the exited service lines and $1.4 million related to other facility closures and consolidations.

     INTEREST EXPENSE. Interest expense was $40.1 million in 2000, $42.5 million in 1999 and $46.9 million in 1998. The decreases in 2000 and 1999 were primarily attributable to the continued reduction in long-term debt as partially offset by higher interest rates incurred on the bank loans. The higher interest rates in 2000 as compared to 1999 were market-driven, while the higher rates in 1999, when compared to 1998, were due to an increase in the margin applied by the bank to market interest rates pursuant to the November 1998 amendment and restatement of the credit agreement. Also, interest income decreased in 2000 and 1999 from the level in 1998 because Apria's cash balances decreased to $16.9 million at December 31, 2000 from $75.5 million at December 31, 1998. This reduction in the cash balance was due primarily to $157.4 million in aggregate payments made on long-term debt in 2000 and 1999. See "Liquidity and Capital Resources - Long-Term Debt".

     INCOME TAXES. Income tax expense for 2000 was $41.1 million and represents 41.9% of income before taxes. At December 31, 2000 Apria had federal net operating loss carryforwards ("NOLs") of approximately $173 million, expiring in varying amounts in the years 2003 through 2013 and various state NOLs which began expiring in 1997. Additionally, the company has an alternative minimum tax credit carryforward of approximately $8 million. Management believes that its strategies will result in sufficient taxable income during the carryforward period to utilize substantially all of the NOLs.

     The income tax benefit for 1999 amounted to $131 million, which was primarily attributable to the release of the company's $158.9 million valuation allowance. Income tax expense for 1998 amounted to $3 million, which was primarily state taxes payable on a basis other than, or in addition to, taxable income. The remaining amount of income tax expense included estimated settlement amounts for in-progress state tax audits. Certain of these tax expense items resulted in increases to deferred tax assets for which no benefit was recorded in 1998 due to offsetting increases to the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW. Cash provided by operating activities in 2000 was $192.2 million compared to $146.8 million in 1999 and $172.4 million in 1998. The primary reasons for the improvement in operating cash flow in 2000, as compared to 1999, were the increase in income before taxes (see discussion above regarding non-cash tax benefit in 1999), plus a smaller increase in accounts receivable in 2000 (exclusive of the provision for doubtful accounts). Income before taxes increased in 1999 when compared to 1998, however, operating cash flow decreased due to working capital requirements.

     Cash used in investing activities increased in 2000 and 1999 over the 1998 level due to increases in business acquisitions and increases in patient service equipment purchases to support the growth in the respiratory service line.

     ACCOUNTS RECEIVABLE. Accounts receivable before allowance for doubtful accounts decreased by $9.1 million during 2000. Despite an increase in net revenues in 2000, accounts receivable decreased as a result of an increase in cash collections and a decrease in collection periods. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 51 days at December 31, 2000 compared to 56 days at December 31, 1999.

     Evaluation of Net Realizable Value. Management performs various analyses to evaluate the net realizable value of accounts receivable. Specifically, the process involves an extensive, balanced evaluation of historical realization data, accounts receivable aging trends and operating statistics. Also considered are relevant business conditions such as Medicare carrier conditions, the extent of contracted business and business combinations. Further, focused reviews of certain large and/or problematic payors are performed. Management periodically refines the evaluation process to consider any changes in related policies and procedures. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that management's estimates could change in the near term, which could have an impact on Apria's results of operations.

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $17.9 million and $23 million at December 31, 2000 and 1999, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility.

     LONG-TERM DEBT. Apria's credit agreement with a syndicate of banks was amended and restated in November 1998, upon execution of which a $50 million permanent repayment of the loan was required. The remaining indebtedness under the credit agreement was restructured into a $288 million term loan and a $30 million revolving credit facility with a maturity date of August 9, 2001. Four amendments to the amended and restated credit agreement were executed during 1999 and two additional amendments were executed in 2000. The most significant revisions to the terms of the credit agreement effected during 2000 were pursuant to the sixth amendment that was executed in September 2000. This latest amendment increased the revolving credit facility to $50 million, extended the final maturity date to September 30, 2002, increased the aggregate amount of permitted acquisitions and reduced interest rates and commitment fees.

     In conjunction with the September 2000 amendment, Apria made a $20.1 million payment, of which $5 million was scheduled to be paid on September 30. Further, during the fourth quarter of 2000, Apria made additional prepayments totaling $49 million. These latest prepayments were applied against future scheduled quarterly payments, effectively eliminating any repayment requirements until March 2002.

     The amended and restated credit agreement, as further amended by the six amendments, permits Apria to elect one of two variable rate interest options at the time an advance is made. The first option is a rate expressed as 1.75% plus the higher of the Federal Funds Rate plus 0.50% per annum or the Bank of America "reference" rate. The second option is a rate based on the London Interbank Offered Rate ("LIBOR") plus an additional increment of 2.75% per annum. The agreement requires payment of commitment fees of 0.375% on the unused portion of the revolving credit facility.

     The amended and restated credit agreement, as further amended by the six amendments, allows Apria to make acquisitions with an aggregate purchase price of up to $200 million from October 22, 1999 through the final maturity date of the agreement. At December 31, 2000, Apria had $147.5 million remaining on its acquisition allotment. Also, the agreement, as amended, provides Apria with the ability to repurchase up to $50 million of its common stock through the final maturity date, subject to annual limitations. At December 31, 2000, Apria had expended $1 million of its common stock repurchase authority.

     Borrowings under the credit agreement are secured by substantially all of Apria's assets and the agreement also imposes numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments, and restrictions on cash dividends, loans and other distributions. At December 31, 2000, the company was in compliance with the financial covenants contained in the credit agreement.

     At December 31, 2000, borrowings under the credit agreement totaled $140 million and outstanding letters of credit totaled $1 million.

     BUSINESS COMBINATIONS AND DISPOSITIONS. Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the date of acquisition. Goodwill recorded in conjunction with such acquisitions is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.

     The aggregate consideration of the acquisitions that closed during 2000 was $27.3 million (cash paid for acquisitions and related contingent consideration totaled $26.2 million in 2000). Allocation of the total consideration includes $21.1 million to intangible assets, $3.2 million to patient service equipment and $1.7 million to accounts receivable. During 1999, the aggregate consideration for acquisitions was $56.3 million (cash paid for acquisitions and related contingent consideration totaled $53.4 million in 1999).

     During 1998, management performed an extensive profitability study to identify service lines and/or geographic markets as potential candidates for exit. Most significant of the decisions arising from the study was the decision to withdraw from the infusion service line in California, Texas, Louisiana, West Virginia, western Pennsylvania and downstate New York. Shortly after Apria announced its plans to exit the infusion line in these geographic markets, a buyer emerged for the California locations. Crescent Healthcare, Inc. purchased substantially all the assets and business, excluding accounts receivable, of the California infusion locations. Apria recorded a $3.8 million loss on the sale in the third quarter of 1998. The transition out of the service line in substantially all of the selected areas took place in the fourth quarter of 1998. The operations of these infusion locations had revenues of $41.5 million and gross profits of $14.9 million in 1998.

     OTHER. During 2000, Apria repurchased 86,000 shares of its common stock for $958,000 to hold in treasury.

     At December 31, 2000, Apria had $16.9 million in cash and cash equivalents. Apria's management believes that cash provided by operations and amounts available under its existing credit facilities together with cash invested in its money market account will be sufficient to finance its current operations for at least the next year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Apria  currently  utilizes no  derivative  financial  instruments  that may expose the company to significant market risk. However, Apria is subject to interest rate changes on its variable rate term loan under the company's bank credit agreement that may affect the fair value of that debt and cash flow and earnings. Based on the term debt outstanding at December 31, 2000 and the current market perception, a 100 basis point increase in the applicable interest rates would decrease Apria's annual cash flow and pretax earnings by approximately $1.4 million. Conversely, a 100 basis point decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $1.4 million.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report, Consolidated Financial Statements and Consolidated Financial Statement Schedule listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" are filed as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     Information regarding Apria's executive officers is set forth under the caption "Executive Officers of the Registrant" in Item 1 hereof.

DIRECTORS

     Set forth below are the names, ages and past and present positions of the persons serving as Apria's Directors as of March 1, 2001:

                                                     BUSINESS EXPERIENCE DURING LAST                DIRECTOR      TERM
NAME AND AGE                                          FIVE YEARS AND DIRECTORSHIPS                    SINCE     EXPIRES
------------                                          ----------------------------                    -----     -------

David H. Batchelder, 51               Principal and Managing Member of Relational Investors,  LLC     1998        2001
                                      since  March  1996.   Since  1998  he  has  served  as  the
                                      Chairman  and  Chief  Executive  Officer  of  Batchelder  &
                                      Partners,   Inc.,  a  financial   advisory  and  investment
                                      banking  firm  based in San Diego,  California,  which is a
                                      registered   broker-dealer   under  Section  15(b)  of  the
                                      Securities  Exchange  Act  of  1934  and a  member  of  the
                                      National  Association   of  Securities  Dealers,  Inc.  Mr.
                                      Batchelder  also serves as a director of  Washington  Group
                                      International, Inc., and Nuevo Energy Company.

Philip L. Carter, 52                  Chief  Executive  Officer and a Director of Apria since May     1998       2001
                                      1998.  Prior to joining  Apria,  Mr.  Carter was  President and Chief  Executive  Officer  of Mac  Frugal's  Bargains o
                                      Close-Outs Inc., a chain of retail discount  stores,  since
                                      1995.

David L. Goldsmith, 52                Managing   Director  of  RS   Investment   Management,   an    1987*       2001
                                      investment  management firm. Prior to joining RS Investment
                                      Management   in  February   1999,  he  served  as  Managing
                                      Director of Robertson,  Stephens Investment Management,  an
                                      investment   management  firm  owned  by  Bank  of  America
                                      National Trust and Savings  Association.  He was affiliated
                                      with   Robertson,   Stephens   &   Company   LLC   and  its
                                      predecessors  from 1981  through  1999.  Mr.  Goldsmith  is also a director of Balanced Care Corporation.

Richard H. Koppes, 54                 Of Counsel to Jones,  Day,  Reavis & Pogue, a law firm, and     1998       2001
                                      a Consulting  Professor of Law and Co-Director of Education
                                      Programs  at Stanford  University  School of Law. He served as a  principal  of  American  Partners  Capital  Group,  a venture  capital and consulting  firm,  from August 1996 to
                                      December  1998.  From  May  1986  through  July  1996,  Mr.
                                      Koppes held several  positions with the  California  Public
                                      Employees'  Retirement  System,  including General Counsel,
                                      Interim  Chief  Executive   Officer  and  Deputy  Executive
                                      Officer.   Mr.   Koppes  is  also  a   director   of  Mercy
                                      Healthcare, a non-profit hospital system.

Philip R. Lochner, Jr., 57            Senior Vice President - Administration  of Time Warner Inc.     1998       2001
                                      from  July  1991  to July  1998.  From  March  1990 to June
                                      1991, Mr. Lochner was a Commissioner  of the Securities and
                                      Exchange  Commission.  He  is  a  member  of  the  Advisory
                                      Council of Republic New York  Corporation and of the Boards
                                      of Directors of Clarcor,  Inc.,  and GTech  Holdings  Corp.
                                      He is also a Trustee of The Canterbury School.

Beverly Benedict Thomas, 58           Principal   of   BBT   Strategies,    a   consulting   firm     1998       2001
                                      specializing  in public  affairs  and  strategic  planning.
                                      Previously,  Ms.  Thomas was a principal of UT  Strategies,
                                      Inc.,  a  public  affairs  firm,  from  1995  to  1997  and
                                      Assistant  Treasurer of the State of  California  from 1991 to 1995.  In  addition to serving as a director of Catellus
                                      Real Estate  Development  Corporation,  a diversified  real estate  operating  company,  Ms.  Thomas  also  serves as a
                                      Commissioner of the Los Angeles City Employees'  Retirement
                                      System.  From  1993  to  1995,  Ms.  Thomas  served  on the
                                      Boards  of  the  California  Public  Employees'  Retirement
                                      System and the California State Teachers Retirement System.

Ralph V. Whitworth, 45                Chairman  of the Board of  Directors  of Apria  since April     1998       2001
                                      28, 1998.  Mr.  Whitworth is also a principal  and Managing
                                      Member of Relational  Investors,  LLC, a private investment company.  He is also a partner in  Batchelder  &  Partners,
                                      Inc.,  a financial  advisory  and  investment-banking  firm based in San Diego,  California  which is  registered  as a
                                      broker-dealer   under  Section  15(b)  of  the   Securities
                                      Exchange   Act  of  1934  and  a  member  of  the  National
                                      Association  of  Securities  Dealers,  Inc. From 1988 until
                                      1996,   Mr.   Whitworth  was  president  of  Whitworth  and
                                      Associates,  a corporate  advisory firm.  Mr.  Whitworth is
                                      also  a  director   of  Sirius   Satellite   Radio,   Inc.,
                                      Tektronix, Inc., Mattel, Inc. and Waste Management, Inc.

------------------------
* Director of Homedco, from the date shown until the date of the merger with Abbey.  Director of Apria from the date of the merger until the present.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT BY CERTAIN COMPANY AFFILIATES

     Section 16(a) of the Exchange Act requires Apria's Directors and executive officers, and persons who own more than 10% of a registered class of Apria's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The New York Stock Exchange, Inc. Directors, executive officers and greater than 10% stockholders are required by the Securities and Exchange Commission to furnish the company with copies of the reports they file.

     Based solely on its review of the copies of such reports and written representations from certain reporting persons that certain reports were not required to be filed by such persons, the company believes that, except as provided below, all of its Directors, executive officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during the 2000 fiscal year. The one exception to complete compliance with such filing requirements is that a Form 4 filing for Lawrence A. Mastrovich reflecting the sale of 4,400 shares of the company's common stock upon the exercise of an employee stock option on January 31, 2000 was not filed until February 17, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

     The following table sets forth all compensation for the 2000, 1999, and 1998 fiscal years paid to or earned by Apria's Chief Executive Officer, and the five other most highly compensated executive officers during the 2000 fiscal year.

                                                 SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------
                                               ANNUAL COMPENSATION     LONG-TERM COMPENSATION (1)
                                             ----------------------    -------------------------
                                                                        OPTIONS        LTIP         ALL OTHER
                                             SALARY(2)     BONUS       GRANTED(3)    PAYOUTS(4)    COMPENSATION
NAME                                 YEAR       ($)         ($)            (#)          ($)            ($)
-----------------------------------  ----    ---------    ---------    ----------    ----------    ------------
Philip L. Carter..................   2000     661,538      421,354       500,000       680,000       3,330(6)
  Chief Executive Officer (5)        1999     613,694      480,000        75,000          --         3,430(6)
                                     1998     330,499      300,000       750,000          --            --

Lawrence M. Higby.................   2000     443,553      285,224       300,000       440,000       3,330(6)
  President and Chief                1999     418,386      329,600        40,000          --         3,295(6)
  Operating Officer                  1998     424,113       20,000       300,000          --            --

John C. Maney.....................   2000     382,921      243,089       200,000       390,000       3,330(6)
  Executive Vice President           1999     358,522      280,000        30,000          --         1,615(6)
  and Chief Financial Officer (7)    1998      37,347      100,000       225,000          --            --

Michael R. Dobbs..................   2000     251,492      162,059        75,000       250,000       3,330(6)
  Executive Vice President,          1999     210,332      168,000        30,000          --        23,151(9)
  Logistics (8)                      1998      93,600       90,000       100,000          --         2,500(10)

Dennis E. Walsh...................   2000     247,155      155,577        75,000       240,000       3,330(6)
  Executive Vice President,          1999     234,702      182,160        30,000          --         2,890(6)
  Sales                              1998     237,971       18,750       100,000          --         3,940(6)

Robert S. Holcombe................   2000     304,774      194,471        40,000       300,000       3,330(6)
  Senior Vice President,             1999     292,439      228,800        20,000          --         3,160(6)
  General Counsel and                1998     292,869       19,500        40,000          --         3,940(6)
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

     (3) The option grants for 1999 were approved by the company's Board of Directors in October 1999 but did not become effective and were not fixed as to price until January 3, 2000. The option grants for 2000 were approved by the company's Board of Directors in October 2000 but did not become effective and were not fixed as to price until January
         2, 2001.

     (4) Payments under a two-year incentive plan adopted by the Board of Directors in December 1998. Includes payments made in 2001 but allocable to the 1999-2000 period covered by the plan.

     (5) Mr. Carter was first employed by the company in May 1998.

     (6) Annual contribution by Apria to the company's 401(k) Savings Plan in the name of the individual.

     (7) Mr. Maney was first employed by the company in November 1998.

     (8) Mr. Dobbs was first employed by the company in June 1998.

     (9) $2,423 contribution by Apria to the company's 401(k) Savings Plan in the name of the individual and $20,728 in relocation expense payments.

     (10) Relocation payment.

SUMMARY OF OPTION GRANTS

     The following table provides information with respect to grants of options in 2000 to Apria's Chief Executive Officer and the five other most highly compensated executive officers of the company. These amounts or calculations do not include options approved in 1999, which did not become effective until January 3, 2000, but do include options approved in 2000 which did not become effective until January 2, 2001.

                                                 OPTION GRANTS TABLE
-------------------------------------------------------------------------------------------------------------
                                                                                      POTENTIAL REALIZABLE
                         NUMBER OF                                                   VALUE AT ACCRUAL RATE
                        SECURITIES      % OF TOTAL                    EXPIRATION     OF STOCK APPRECIATION
                        UNDERLYING    OPTIONS GRANTED                  DATE OF         FOR OPTION TERM ($)
                         OPTIONS      TO EMPLOYEES IN    EXERCISE      OPTIONS     --------------------------
NAME                     GRANTED        FISCAL YEAR      PRICE ($)     GRANTED          5%           10%
---------------------   ----------   -----------------   ----------   ----------   -----------  -------------
Philip L. Carter          500,000         25.19%           27.125      01/02/11     8,529,383     21,615,132
Lawrence M. Higby         300,000         15.12%           27.125      01/02/11     5,117,630     12,969,079
John C. Maney             200,000         10.08%           27.125      01/02/11     3,411,753      8,646,053
Michael R. Dobbs           75,000          3.78%           27.125      01/02/11     1,279,407      3,242,270
Dennis E. Walsh            75,000          3.78%           27.125      01/02/11     1,279,407      3,242,270
Robert S. Holcombe         40,000          2.01%           27.125      01/02/11       682,351      1,729,210


SUMMARY OF OPTIONS EXERCISED

     The following table provides information with respect to the exercise of stock options by Apria's Chief Executive Officer and the five other most highly compensated executive officers of the company during the 2000 fiscal year, together with the fiscal year-end value of unexercised options.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE
------------------------------------------------------------------------------------------------------------------
                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-
                                                            OPTIONS AT               THE-MONEY OPTIONS AT
                             SHARES                      FISCAL YEAR-END(1)          FISCAL YEAR-END(1)(2)
                           ACQUIRED ON     VALUE     --------------------------   ---------------------------
                            EXERCISE      REALIZED    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
                           -----------   ---------   --------------------------   ---------------------------
NAME                           (#)          ($)               (#) / (#)                    ($) / ($)
---------------------      -----------   ---------   --------------------------   ---------------------------
Philip L. Carter                --           --           750,000 / 75,000          15,562,500 / 960,937
Lawrence M. Higby               --           --           269,998 / 220,002          4,882,872 / 3,794,003
John C. Maney                   --           --           225,000 / 30,000           5,639,062 / 384,375
Michael R. Dobbs                --           --            86,666 / 43,334           1,999,984 / 694,391
Dennis E. Walsh                 --           --           117,866 / 64,134           2,033,585 / 1,169,290
Robert S. Holcombe              --           --            54,666 / 40,334             966,485 / 652,891

---------------------


(1) These amounts or calculations do not include options approved in 2000 which did not become effective until January 2, 2001.

(2) Market value of the securities underlying the options at year-end, minus the exercise or base price of "in-the-money" options. The market value of a share of Apria's common stock at the close of trading on the last trading day of 2000 (December 29) was $29.75.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee since January 1, 2000, was either an officer or employee of the company.

DIRECTORS' FEES

     All Directors of Apria are reimbursed for their out-of-pocket expenses incurred in connection with attending Board and related Committee meetings. During 2000, all non-employee Directors received: (i) $1,000 per Board or Committee meeting attended in person ($2,000 per Committee meeting for the Director who is the Committee's chairperson) and (ii) $500 per Board or Committee meeting attended via telephone. In addition, for services rendered during 2000, the non-employee Chairman of the Board was granted an option to purchase 25,000 shares of the company's common stock, and each non-employee Director was granted an option to purchase 15,000 shares. The options are granted at a purchase or exercise price equal to the fair market value on the date of grant.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     Apria has employment agreements, nondisclosure/noncompetition agreements and/or severance agreements with the following executive officers and other persons listed in the Summary Compensation Table.

     PHILIP L. CARTER. Pursuant to an Employment Agreement which became effective January 1, 2000, Mr. Carter serves as Apria's Chief Executive Officer. The Agreement has a two-year term, although it is extended one day for each day during its term. The Agreement may be terminated at any time by the company or Mr. Carter. The Agreement provides that Mr. Carter is to receive an annual salary of not less than $650,000 (his current annual salary is $680,000), subject to increases at the discretion of the company's Board of Directors or Compensation Committee, and is entitled to participate in Apria's annual bonus, incentive, stock and other benefit programs generally available to executive officers of the company. Mr. Carter is also entitled to receive (i) reasonable access to the company's accountants for personal financial planning, (ii) an automobile allowance, and (iii) reimbursement of certain other expenses. If the company terminates Mr. Carter's employment without cause, or if he terminates his employment with good reason (including upon a change in control), Mr. Carter shall receive a lump sum severance payout equal to his annual salary and car allowance that would have been payable through the remaining two-year term of the agreement, plus two times the sum of (i) the average of his two most recent annual bonuses and (ii) the average annual cost for company employees of obtaining certain post-employment medical insurance. The company shall be required to provide an office and secretarial support at a cost of not more than $50,000 during the year following such a termination. In addition, the vested portion of the 750,000 share stock option grant issued to Mr. Carter in 1998 will remain exercisable for a period of three years following such a termination. The Agreement also contains provisions designed to indemnify Mr. Carter on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

     The company also has entered into a Nondisclosure and Noncompetition Agreement with Mr. Carter pursuant to which, if the company terminates Mr. Carter's employment without cause, or if he terminates his employment with good reason (including upon a change in control), Mr. Carter shall be entitled to receive cash payments in exchange for the performance of certain agreements pertaining to nondisclosure and noncompetition following the termination. Payments under the Nondisclosure and Noncompetition Agreement are required to be made in 52 equal weekly installments following the termination, and shall equal, in the aggregate, the sum of Mr. Carter's base salary, the average of his two most recent annual bonuses, his annual car allowance and an additional amount equal to the average annual cost for company employees of obtaining certain post-employment medical insurance.

     LAWRENCE M. HIGBY. Pursuant to an Amended and Restated Employment Agreement which became effective January 1, 2000, Mr. Higby serves as Apria's President and Chief Operating Officer. The Agreement is scheduled to expire January 18, 2002, although it is automatically extended for an additional year unless either the company or Mr. Higby declines to accept such extension. The Agreement provides that Mr. Higby is to receive an annual salary of not less than $400,000 (his current annual salary is $440,000), subject to increases at the discretion of the company's Board of Directors or Compensation Committee, and is entitled to participate in Apria's annual bonus, incentive, stock and other benefit programs generally available to executive officers of the company. Mr. Higby is also entitled to receive (i) reasonable access to the company's accountants for personal financial planning, (ii) an automobile allowance and (iii) reimbursement of certain other expenses. The Agreement also contains provisions designed to indemnify Mr. Higby on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

     The company also has entered into a Nondisclosure and Noncompetition Agreement with Mr. Higby pursuant to which, if the company terminates Mr. Higby's employment without cause, or if he terminates his employment with good reason (including upon a change in control), Mr. Higby shall be entitled to receive cash payments in exchange for the performance of certain agreements pertaining to nondisclosure and noncompetition following the termination. Payments under the Nondisclosure and Noncompetition Agreement are required to be made in 52 equal weekly installments following the termination, and shall equal, in the aggregate, three times the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance, and (iv) an additional amount equal to the average annual cost for company employees of obtaining certain post-employment medical insurance. The company shall be required to provide an office and secretarial support at a cost not to exceed $50,000 during the year following such a termination. In addition, the vested portion of the 150,000 share stock option grant issued to Mr. Higby in January 1998 will remain exercisable for a period of three years following such termination.

     JOHN C. MANEY. Pursuant to an Employment Agreement which became effective on January 1, 2000, Mr. Maney serves as Apria's Executive Vice President and Chief Financial Officer. The Agreement has a two-year term, although it is extended one day for each day during its term. The Agreement may be terminated at any time by the company or Mr. Maney. The Agreement provides for an annual salary of not less than $350,000 (his current annual salary is $390,000), subject to increases at the discretion of the company, except that the increases for 2000, 2001 and 2002 shall not be less than 5% for each year. Mr. Maney is entitled to participate in Apria's annual bonus, incentive, stock and other benefit programs generally available to the Chief Executive Officer of the company. Mr. Maney is also entitled to (i) reasonable access to the company's accountants for personal financial planning, (ii) an automobile allowance, and
(iii) reimbursement of certain other expenses. If the company terminates Mr. Maney's employment without cause, or if he terminates his employment with good reason (including upon a change in control), Mr. Maney shall receive a lump sum severance payout equal to his annual salary and car allowance that would have been payable through the remaining two-year term of the agreement, plus two times the sum of (i) the average of his two most recent annual bonuses and (ii) the average annual cost for company employees of obtaining certain post-employment medical insurance. In addition, the vested portion of the 225,000 share stock option grant issued to Mr. Maney in 1998 will remain exercisable for a period of three years following such a termination. The Agreement also contains provisions designed to indemnify Mr. Maney on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

     MICHAEL R. DOBBS. Pursuant to an Amended and Restated Executive Severance Agreement dated February 26, 1999, Mr. Dobbs serves as the company's Executive Vice President, Logistics and undertakes duties at Apria's discretion. The Agreement provides that Mr. Dobbs' salary shall be at the company's discretion. Currently, Mr. Dobbs' annual salary is $250,000. Mr. Dobbs is entitled to participate in Apria's annual bonus, incentive, stock and other benefit programs generally available to executive officers of the company. Mr. Dobbs is also entitled to receive reimbursement of certain other expenses at the company's discretion. If the company terminates Mr. Dobbs' employment without cause, or if he terminates his employment with good reason (including upon a change in control), Mr. Dobbs is entitled to a lump sum payment equal to two times the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance, and (iv) an additional amount equal to the average annual cost for company employees of obtaining certain post-employment medical insurance. The Agreement also contains provisions designed to indemnify Mr. Dobbs on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

     ROBERT S. HOLCOMBE AND DENNIS E. WALSH. In June 1997, Messrs. Holcombe and Walsh (each referred to as "Executive" below) entered into executive severance agreements with the company. Pursuant to each agreement, each Executive serves in a position and undertakes duties at Apria's discretion. As of December 31, 2000, Mr. Holcombe served as Senior Vice President, General Counsel and Secretary of the company and Mr. Walsh served as Executive Vice President, Sales. Each agreement provides that the Executive's salary shall be at the company's discretion. Currently, Mr. Holcombe's annual salary is $300,000 and Mr. Walsh's annual salary is $240,000. Each Executive is entitled to participate in Apria's stock option plans and all other benefit programs generally available to executive officers of the company at the company's discretion. Each Executive is also entitled to receive (i) such bonuses as the Compensation Committee may, from time to time, in its sole discretion award, and (ii) reimbursement of certain other expenses at the company's discretion. If the company terminates an Executive's employment without cause, each Executive is entitled to a payment equal to the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance, and (iv) an additional amount equal to the average annual cost for company employees of obtaining certain post-employment medical insurance. However, if such termination occurs during the two-year period following a change of control of the company, Messrs. Holcombe and Walsh shall each be entitled to a payment equal to twice such sum. Such payments shall be payable in periodic installments over one or two years.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 28, 2001, with respect to the beneficial ownership of Apria's common stock by each person who is known by the company to beneficially own more than 5% of Apria's common stock, each Director of the company, Apria's Chief Executive Officer, the five other most highly compensated executive officers who were serving in such capacity as of December 31, 2000, and all Directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes both voting and investment power with respect to the shares shown.

                               SECURITY OWNERSHIP TABLE
---------------------------------------------------------------------------------------------------
                                                                 AMOUNT AND NATURE OF    PERCENT OF
NAME OF BENEFICIAL OWNER                                         BENEFICIAL OWNERSHIP      CLASS
------------------------                                         --------------------    ----------
Relational Investors, LLC (1)                                        10,936,282             20.42%
David H. Batchelder (1)                                              11,061,282             20.65
Ralph V. Whitworth (1)                                               11,007,948             20.55
Joel L. Reed (1)                                                     10,936,282             20.42
George L. Argyros (2)                                                 2,770,434              5.17
Janus Capital Corporation (3)                                         2,729,200              5.09
Thomas H. Bailey (3)                                                  2,729,200              5.09
Philip L. Carter (4)                                                    800,000              1.49
David L. Goldsmith (5)                                                  376,902                *
Lawrence M. Higby (6)                                                   374,333                *
John C. Maney (7)                                                       243,000                *
Dennis E. Walsh (8)                                                     151,200                *
Michael R. Dobbs (9)                                                    121,180                *
Robert S. Holcombe (10)                                                  87,366                *
Richard H. Koppes (11)                                                   52,000                *
Philip R. Lochner, Jr. (12)                                              52,000                *
Beverly Benedict Thomas (13)                                             50,000                *
All current directors and executive officers as a group              13,621,650             25.43
(14 persons) (14)                                                    ----------             -----
------------------
*     Less than 1%

(1)  According to a Schedule  13D  Amendment,  dated April 19, 1999,  and Form 4 filings  dated May 14 and December 16, 1999 and  September 7, 2000,  all of
     which  have  been  filed  with  the  Securities  and  Exchange  Commission,
     Relational Investors,  LLC ("RILLC"),  its affiliated companies and Messrs.
     Batchelder,  Whitworth and Reed,  individually  and as Managing  Members of
     RILLC,  have sole voting and  dispositive  power as to  11,132,948  shares, which amount includes  121,666 shares subject to options that are currently exercisable.  10,936,282  of the  shares  are held by  RILLC or by  limited partnerships (Relational Coast Partners, L.P., Relational Investors,  L.P.,
     Relational  Fund  Partners,  L.P., or Relational  Partners,  L.P.) of which
     RILLC is the sole general partner.  Mr. Whitworth,  who is the non-employee
     Chairman of the company's Board of Directors,  holds currently  exercisable options to acquire 71,666 shares, and Mr. Batchelder,  who also serves as a non-employee  member of the  company's  Board of  Directors,  holds  75,000 shares in a personal account and currently  exercisable  options to acquire
     50,000  shares.  Mr.  Reed's  holdings are all through  RILLC.  The mailing address  of  Relational  Investors,  LLC  and  each of  Messrs.  Whitworth,
     Batchelder  and  Reed is  11975 El  Camino  Real,  Suite  300,  San  Diego,
     California 92130.

(2)  According to a Schedule 13D Amendment,  dated June 25, 1998, filed with the
     Securities and Exchange  Commission,  Mr.  Argyros has sole  investment and dispositive  power as to all 2,770,434  shares.  This number includes 6,666 shares  subject to options  that are  currently  exercisable.  This  number includes  2,430,670  shares  owned by HBI  Financial,  Inc.,  of which  Mr.
     Argyros is the sole  shareholder.  This  number also  includes  (1) 280,912 shares held in trust by two  private  charitable  foundations  of which Mr.
     Argyros is a vice president and director with respect to which he disclaims beneficial  ownership,  (2) 500 shares held in a charitable  trust of which
     Mr.  Argyros is a trustee but not a  beneficiary  with  respect to which he disclaims beneficial  ownership,  (3) 31,050 shares held in a trust for the
     benefit  of  Mr.  Argyros'  children,   for  which  Mr.  Argyros  disclaims
     beneficial   ownership   and  (4)  20,636   shares  held  by  Mr.   Argyros
     individually.  The amount  listed does not include  3,450  shares held in a trust of which Mr.  Argyros is not a trustee  for the benefit of certain of
     Mr.  Argyros'  adult  children who do not share his  household for which he disclaims  beneficial  ownership  and 2,400 shares held in a trust of which
     Mr. Argyros is not a trustee for the benefit of Mr. Argyros'  mother-in-law for which he disclaims  beneficial  ownership.  The mailing address for Mr.
     Argyros is c/o Arnel Development Company, 949 South Coast Drive, Suite 600,
     Costa Mesa, California 92626.

(3)  According  to a  Schedule  13G  dated  February  15,  2001,  Janus  Capital
     Corporation  ("Janus")  reported  beneficial  ownership  as  well  as  sole dispositive  and voting power with respect to 2,729,200  shares.  Thomas H.
     Bailey   ("Bailey")   joined  in  the  report  stating  that,  as  a  12.2%
     shareholder, President and Chairman of the Board of Janus, he may be deemed to have the power to exercise or direct the exercise of Janus'  dispositive and voting powers,  even though he disclaims  beneficial  ownership and the right to receive dividends from, or the proceeds of any sale, of the stock.
     Janus is a registered  investment advisor which furnishes investment advice
     to  several  investment   companies  registered  under  Section  8  of  the
     Investment  Company Act of 1940 and individual and  institutional  clients.
     The  mailing  address  for Janus is 100 Filmore  Street,  Denver,  Colorado
     80206-4923.

(4)  Includes 775,000 shares subject to options that are currently exercisable.

(5) Includes 300,236 held in a shared trust with Mr. Goldsmith's wife and 76,666 shares subject to options that are currently exercisable.

(6)  Includes 363,333 shares subject to options that are currently exercisable.

(7)  Includes 235,000 shares subject to options that are currently exercisable.

(8)  Includes 151,200 shares subject to options that are currently exercisable.

(9)  Includes 110,000 shares subject to options that are currently exercisable.

(10) Includes  74,666 shares  subject to options that are currently  exercisable.
     Also includes 200 shares held by Mr. Holcombe's wife.

(11) Includes 50,000 shares subject to options that are currently exercisable.

(12) Includes 50,000 shares subject to options that are currently exercisable.

(13) Includes 49,000 shares subject to options that are currently exercisable.

(14) Includes shares owned by certain trusts. Also includes 2,229,397 shares subject to options that are currently exercisable.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                      Page
                                                                      ----
CONSOLIDATED FINANCIAL STATEMENTS


  Independent Auditors' Report.....................................    F-1
  Consolidated Balance Sheets - December 31, 2000 and 1999.........    F-2
  Consolidated Statements of Operations - Years ended
    December 31, 2000, 1999 and 1998...............................    F-3
  Consolidated Statements of Stockholders' Equity - Years
    ended December 31, 2000, 1999 and 1998.........................    F-4
  Consolidated Statements of Cash Flows - Years ended
    December 31, 2000, 1999 and 1998...............................    F-5
  Notes to Consolidated Financial Statements.......................    F-6

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

  Schedule II - Valuation and Qualifying Accounts..................    S-1

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Apria Healthcare Group Inc.

     We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. and subsidiaries (the company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2000. Our audits also included the financial statement schedule as of and for each of the three years ended December 31, 2000, included in the Index at Item 14(a)(2). These consolidated financial statements and this financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and this financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apria Healthcare Group Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP



Costa Mesa, California
February 14, 2001

                                     APRIA HEALTHCARE GROUP INC.

                                     CONSOLIDATED BALANCE SHEETS
                                                                                   DECEMBER 31,
                                                                             -----------------------
                                                                                 2000        1999
                                                                                 ----        ----
                                                                                  (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents ..............................................   $  16,864    $  20,493
  Accounts receivable, less allowance for doubtful accounts of $39,787
    and $44,652 at December 31, 2000 and 1999, respectively ..............     145,518      149,767
  Inventories, net .......................................................      22,404       18,505
  Deferred income taxes ..................................................      33,067       42,595
  Prepaid expenses and other current assets ..............................       8,617       10,610
                                                                             ---------    ---------
         TOTAL CURRENT ASSETS ............................................     226,470      241,970
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of
   $310,741 and $277,915 at December 31, 2000 and 1999, respectively .....     134,812      126,486
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ................................      40,630       41,503
DEFERRED INCOME TAXES ....................................................      75,076       95,974
INTANGIBLE ASSETS, NET ...................................................     137,928      125,641
OTHER ASSETS .............................................................       1,687          422
                                                                             ---------    ---------
                                                                             $ 616,603    $ 631,996
                                                                             =========    =========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable .......................................................   $  54,250    $  50,147
  Accrued payroll and related taxes and benefits .........................      28,449       26,478
  Accrued insurance ......................................................       9,980       10,866
  Income taxes payable ...................................................      13,378        9,220
  Other accrued liabilities ..............................................      24,555       42,087
  Current portion of long-term debt ......................................       1,999       23,528
                                                                             ---------    ---------
         TOTAL CURRENT LIABILITIES .......................................     132,611      162,326
LONG-TERM DEBT, net of current portion ...................................     337,750      394,201
COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)
STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value:
    10,000,000 shares authorized; none issued ............................           -            -
  Common Stock, $.001 par value:
    150,000,000    shares  authorized;  53,153,890 and 52,054,974 shares
    issued at December 31, 2000 and 1999, respectively; 53,067,790 and
    52,054,874 outstanding at December 31, 2000 and 1999, respectively....          53           52
  Additional paid-in capital .............................................     343,621      328,897
  Accumulated deficit ....................................................    (196,471)    (253,477)
  Treasury stock, at cost; 86,100 and 100 shares at
     December 31, 2000 and 1999, respectively ............................        (961)          (3)
                                                                             ---------    ---------
                                                                               146,242       75,469
                                                                             ---------    ---------
                                                                             $ 616,603    $ 631,996
                                                                             =========    =========


                           See notes to consolidated financial statements.

                                                 F-2

                                     APRIA HEALTHCARE GROUP INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                  2000           1999           1998
                                                                  ----           ----           ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues ...............................................   $ 1,014,201   $   940,024    $   933,793
Costs and expenses:
   Cost of net revenues:
      Product and supply costs .............................       188,581       183,750        240,798
      Patient service equipment depreciation ...............        77,819        73,138         76,974
      Nursing services .....................................         1,642         2,011          2,330
      Other ................................................        10,900         9,015         10,593
                                                               -----------   -----------    -----------
                                                                   278,942       267,914        330,695
   Provision for doubtful accounts .........................        32,166        34,314         75,319
   Selling, distribution and administrative ................       554,691       514,041        574,895
   Amortization of intangible assets .......................        10,205         8,048         12,496
   Impairment of intangible assets .........................             -             -         76,223
   Impairment of long-lived assets and
     internally-developed software .........................             -             -         22,187
                                                               -----------   -----------    -----------
                                                                   876,004       824,317      1,091,815
                                                               -----------   -----------    -----------
    OPERATING INCOME (LOSS) ................................       138,197       115,707       (158,022)
Interest expense ...........................................        40,056        42,526         46,916
                                                               -----------   -----------    -----------
    INCOME (LOSS) BEFORE TAXES .............................        98,141        73,181       (204,938)
Income tax expense (benefit) ...............................        41,135      (130,954)         3,000
                                                               -----------   -----------    -----------
    NET INCOME (LOSS) ......................................   $    57,006   $   204,135    $  (207,938)
                                                               ===========   ===========    ===========


Basic income (loss) per common share .......................   $      1.09   $      3.93    $     (4.02)
                                                               ===========   ===========    ===========
Diluted income (loss) per common share .....................   $      1.06   $      3.81    $     (4.02)
                                                               ===========   ===========    ===========



                           See notes to consolidated financial statements.

                                                 F-3

                                                   APRIA HEALTHCARE GROUP INC.

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                COMMON STOCK       ADDITIONAL                  TREASURY STOCK         TOTAL
                                                ------------        PAID-IN     ACCUMULATED    --------------      STOCKHOLDERS'
                                              SHARES   PAR VALUE    CAPITAL       DEFICIT      SHARES    COST        EQUITY
                                              ------   ---------    -------       -------      ------    ----        -------
                                                                               (IN THOUSANDS)

Balance at December 31, 1997............      51,568    $   51      $324,093     $(249,674)         -    $  (3)      $ 74,467
Exercise of stock options...............         217         1         1,685                                            1,686
Other...................................                                 128                                              128
Net loss................................                                          (207,938)                          (207,938)
                                             -------    ------      --------     ---------      -----    -----       --------
Balance at December 31, 1998............      51,785        52       325,906      (457,612)         -       (3)      (131,657)

Exercise of stock options...............         270                   2,671                                            2,671
Tax benefits related to stock options...                                 235                                              235
Other...................................                                  85                                               85
Net income..............................                                           204,135                            204,135
                                             -------    ------      --------     ---------       -----   -----       --------
Balance at December 31, 1999............      52,055        52       328,897      (253,477)          -      (3)        75,469

Exercise of stock options...............       1,099         1        10,735                                           10,736
Tax benefits related to stock options...                               3,989                                            3,989
Repurchases of common stock.............                                                           (86)   (958)          (958)
Net income..............................                                            57,006                             57,006
                                             -------    ------      --------     ---------       -----   -----       --------
Balance at December 31, 2000............      53,154    $   53      $343,621     $(196,471)        (86)  $(961)      $146,242
                                              ======    ======      ========     =========       =====   =====       ========



                                         See notes to consolidated financial statements.

                                                               F-4

                                               APRIA HEALTHCARE GROUP INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                          YEAR ENDED DECEMBER 31,
                                                                                   ------------------------------------
                                                                                       2000        1999         1998
                                                                                       ----        ----         ----
                                                                                              (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) ..............................................................   $  57,006    $ 204,135    $(207,938)
Items included in net income (loss) not requiring (providing) cash:
  Provision for doubtful accounts ..............................................      32,166       34,314       75,319
  Provision for inventory and patient service equipment shortages/obsolescence..           -        3,968       23,305
  Depreciation .................................................................      95,074       92,312      104,031
  Amortization of intangible assets ............................................      10,205        8,048       12,496
  Amortization of deferred debt costs ..........................................       2,618        4,471        1,747
  Impairment of intangible assets ..............................................           -            -       76,223
  Impairment of long-lived assets and internally-developed software ............           -            -       22,187
  Deferred income taxes ........................................................      30,426     (138,569)           -
  Other, net ...................................................................       3,067       (1,444)       3,113
Changes in operating assets and liabilities, net of effects of acquisitions:
  Accounts receivable ..........................................................     (27,105)     (49,802)      50,035
  Inventories ..................................................................      (3,898)      (3,668)        (612)
  Prepaids and other assets ....................................................       1,427       (3,905)       7,787
  Accounts payable .............................................................       4,103        3,574        5,276
  Accrued payroll and related taxes and benefits ...............................       1,971          898      (15,692)
  Accrued expenses .............................................................     (14,818)      (7,487)      15,128
                                                                                   ---------    ---------    ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES ...............................     192,242      146,845      172,405

INVESTING ACTIVITIES
  Purchases of patient service equipment and property,
    equipment and improvements, net of effects of acquisitions .................     (96,414)     (75,119)     (53,068)
  Proceeds from disposition of assets ..........................................         637        1,038        3,170
  Acquisitions and payments of contingent consideration ........................     (26,220)     (53,427)      (2,727)
                                                                                   ---------    ---------    ---------
       NET CASH USED IN INVESTING ACTIVITIES ...................................    (121,997)    (127,508)     (52,625)

FINANCING ACTIVITIES
  Payments on term loan ........................................................     (79,062)     (68,938)           -
  Payments under revolving credit facility .....................................           -            -      (50,000)
  Payments on other long-term debt .............................................      (3,608)      (5,826)      (8,773)
  Capitalized debt costs, net ..................................................        (982)      (2,226)      (3,535)
  Repurchases of common stock ..................................................        (958)           -            -
  Issuances of common stock ....................................................      10,736        2,671        1,686
                                                                                   ---------    ---------    ---------
       NET CASH USED IN FINANCING ACTIVITIES ...................................     (73,874)     (74,319)     (60,622)
                                                                                   ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........................      (3,629)     (54,982)      59,158
Cash and cash equivalents at beginning of year .................................      20,493       75,475       16,317
                                                                                   ---------    ---------    ---------
       CASH AND CASH EQUIVALENTS AT END OF YEAR ................................   $  16,864    $  20,493    $  75,475
                                                                                   =========    =========    =========



                                     See notes to consolidated financial statements.

                                                           F-5

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

     Company Background and Segment Reporting: Apria operates in the home healthcare segment of the healthcare industry and provides services including home respiratory therapy, home infusion therapy, home medical equipment and other services to patients in the home throughout the United States through its approximately 360 branch locations. Respiratory therapy, infusion therapy and home medical equipment/other represented approximately 65%, 19% and 16% of total 2000 revenues, respectively. The gross margins in 2000 for respiratory therapy, infusion therapy and home medical equipment/other were 80%, 59% and 60%, respectively.

     Management measures operating results on a geographic basis and, therefore, views each branch as an operating segment. All the branches provide the same services, except that infusion services are not offered in all the geographic markets in which the company operates. For financial reporting purposes, all the company's operating segments are aggregated into one reportable segment.

     Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 30% of the company's 2000 revenues are reimbursed under arrangements with Medicare and Medicaid. In 2000, no other third-party payor group represented 10% or more of the company's revenues. The majority of the company's revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented less than 10% of total net revenues for 2000.

     Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

     Management performs analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Also, focused reviews of certain large and/or problematic payors are performed. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that management's estimates could change in the near term, which could have an impact on operations and cash flows.

     Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

     The company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", in the fourth quarter of 2000. SAB 101 provides guidance on the proper timing of revenue recognition in accordance with generally accepted accounting principles. The adoption of SAB 101 did not have a material effect on the company's consolidated results of operations or financial position.

     Cash and Cash Equivalents: Apria maintains cash with various financial institutions. These financial institutions are located throughout the United States and the company's cash management practices limit exposure to any one institution. Outstanding checks in excess of bank balances, which are reported as a component of accounts payable, were $18,488,000 and $14,229,000 at December 31, 2000 and 1999, respectively. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

     Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $17,935,000 and $22,987,000 at December 31, 2000 and 1999, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility.

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

     Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Included in property and equipment are assets under capitalized leases which consist solely of computer equipment. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for each of the categories presented in Note 3 are as follows: leasehold improvements -- the shorter of the remaining lease term or seven years; equipment and furnishings -- three to 15 years; information systems -- three to four years.

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

     Intangible and Other Long-lived Assets: Intangible assets consist of covenants not to compete and goodwill arising from business combinations. The values assigned to intangible assets are amortized on a straight-line basis. Covenants are amortized over contractual terms, which range from two to 10 years. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is amortized over the period of expected benefit. The amortization period for substantially all of the company's goodwill is 20 years.

     Management reviews for impairment of long-lived assets and intangible assets to be held and used in the company's operations on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of assessing impairment, assets are grouped at the branch level which is the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Goodwill is generally separately identified by acquisition and branch location. However, for multi-location acquisitions, goodwill is allocated to branches on the basis of annual revenues as of the acquisition date. Management deems the long-lived and/or intangible assets of a branch to be impaired if estimated expected undiscounted future cash flows are less than the carrying amount of the assets. Estimates of expected future cash flows are based on management's best estimates of anticipated operating results over the remaining useful life of the assets. For those branches identified as containing impaired assets, the company measures the impairment as the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating the fair value of the asset, management utilizes a valuation technique based on the present value of expected future cash flows. Management does not believe any impairment of its long-lived assets or intangible assets existed at December 31, 2000.

     Fair Value of Financial Instruments: The fair value of long-term debt and letters of credit is determined by reference to borrowing rates currently available to Apria for loans with similar terms and average maturities. The carrying amounts of cash and cash equivalents, accounts receivables, trade payables and accrued expenses approximate fair value because of their short maturity.

     Advertising: Advertising costs amounting to $2,212,000, $2,528,000 and $3,295,000 for 2000, 1999 and 1998, respectively, are expensed as incurred and included in "Selling, distribution and administrative expenses."

     Income Taxes: Apria provides for income taxes in accordance with provisions specified in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

     Per Share Amounts: Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants, using the treasury stock method.

     Stock-Based Compensation: Apria grants options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Apria has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123").

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 provides clarification for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees," including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. Apria adopted FIN 44 during the third quarter of 2000. The adoption of FIN 44 did not have a material effect on Apria's consolidated results of operations or financial position.

     Comprehensive Income: For the years ended December 31, 2000, 1999 and 1998, there were no differences between comprehensive income (loss) and net income
(loss).

     Recent Accounting Pronouncements: Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued in June 1998 and subsequently amended in June 1999 by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133". SFAS No. 133 was further amended in June 2000 by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in the fair value of derivatives must be recorded each period. SFAS No. 133 also requires formal documentation, designation at the time the hedge transaction is initiated and assessment of the effectiveness of the transactions that receive hedge accounting. Apria's adoption of SFAS No. 133, which was required beginning January 1, 2001, will not have a material effect on the company's consolidated financial statements.

     Reclassifications: Certain amounts for prior periods have been reclassified to conform to the current year presentation.

NOTE 2 -- BUSINESS COMBINATIONS AND DISPOSITIONS

     During 2000, 1999 and 1998, Apria acquired a number of complementary businesses in specific geographic markets which were purchased for cash. The transactions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the consolidated statements of operations from the dates of acquisition. The purchase prices were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value.

     The following table summarizes the allocation of the purchase prices of acquisitions made by the company, including payments of contingent consideration that totaled $1,626,000 in 2000. At December 31, 2000, outstanding contingent consideration totaled $2,919,000.

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                  2000       1999      1998
                                                  ----       ----      ----
                                                      (IN THOUSANDS)

     Fair value of assets acquired..........    $ 26,778   $ 56,313   $ 2,610
     Liabilities paid (assumed), net........        (558)    (2,886)      117
                                                --------   --------   -------
           Cash paid........................    $ 26,220   $ 53,427   $ 2,727
                                                ========   ========   =======

     The fair value of assets acquired during 2000, 1999 and 1998 includes intangible assets of $22,492,000, $49,324,000 and $1,653,000, respectively.

     During the third quarter of 1998, Apria sold its infusion business in California to Crescent Healthcare, Inc. and exited the infusion business in Texas, Louisiana, West Virginia, western Pennsylvania and downstate New York. Charges of $7,263,000 related to the wind-down of exited infusion operations and a $3,798,000 loss on sale of the California business were recorded. The operations of these infusion locations had revenues of $41,480,000 in 1998.


NOTE 3 -- PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consist of the following:

                                                       DECEMBER 31,
                                                 -----------------------
                                                   2000           1999
                                                   ----           ----
                                                     (IN THOUSANDS)

     Leasehold improvements................      $ 20,912       $ 20,787
     Equipment and furnishings.............        46,136         44,960
     Information systems...................        57,408         43,391
                                                 --------       --------
                                                  124,456        109,138
     Less accumulated depreciation.........       (83,826)       (67,635)
                                                 --------       --------
                                                 $ 40,630       $ 41,503
                                                 ========       ========

     In 1998, Apria discontinued the implementation of an enterprise resource planning system. Accordingly, Apria wrote off related software and other capitalized costs of $7,548,000 in the third quarter of 1998. As part of the decision to terminate the enterprise resource planning project, management evaluated its existing systems to determine their long-term viability in the context of the company's overall strategic direction. It was determined that the company was at some risk in continuing to run the infusion billing system on its current platform, which is no longer supported by the computer industry. To mitigate this risk, Apria is in the process of converting the infusion system to the same operating platform used in the company's respiratory therapy/home medical equipment business. The company also installed a number of enhancements to the systems, rendering certain previously-developed modules obsolete. Additionally, pharmacy and branch consolidations and closures resulted in a variety of computer equipment that was no longer needed. Due to its age and technological obsolescence, it was deemed to have no future value. As a result of these actions, Apria recorded an impairment charge of $11,843,000 in the third quarter of 1998.

NOTE 4 -- INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                        DECEMBER 31,
                                                 -------------------------
                                                    2000           1999
                                                    ----           ----
                                                     (IN THOUSANDS)

     Covenants not to compete..............      $  16,455      $  16,034
     Goodwill..............................        170,522        149,352
                                                 ---------      ---------
                                                   186,977        165,386
     Less accumulated amortization.........        (49,049)       (39,745)
                                                 ---------      ---------
                                                 $ 137,928      $ 125,641
                                                 =========      =========

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


NOTE 5 -- CREDIT FACILITY AND LONG-TERM DEBT

     Long-term debt consists of the following:

                                                         DECEMBER 31,
                                                   ------------------------
                                                     2000            1999
                                                     ----            ----
                                                       (IN THOUSANDS)

     Term loan payable.........................    $140,000        $219,062
     9 1/2% senior subordinated notes..........     200,000         200,000
     Capital lease obligations (see Note 9)....       3,478           4,032
                                                   --------        --------
                                                    343,478         423,094
     Less: Current maturities..................      (1,999)        (23,528)
           Unamortized deferred debt costs.....      (3,729)         (5,365)
                                                   --------        --------
                                                   $337,750        $394,201
                                                   ========        ========

     Credit Agreement: Apria's credit agreement with Bank of America and a syndicate of banks was amended in March and September of 2000. The March amendment increased the agreement's maximum capital expenditure limitation, while the most recent amendment extended the maturity date of the agreement to September 30, 2002. The September amendment also reduced the interest rate on borrowings by .75%, increased the aggregate purchase price permitted for acquisitions from $125,000,000 to $200,000,000 through the maturity date of the agreement and increased the revolving line of credit from $30,000,000 to $50,000,000. In conjunction with the September amendment, Apria also reduced the outstanding term loan by $20,062,000.

     The company further reduced the outstanding term loan by making voluntary prepayments of $30,000,000 and $19,000,000 on October 20 and December 20, 2000, respectively. The voluntary prepayments reduced the scheduled term loan payments for the five quarterly periods ending December 31, 2000 through December 31, 2001, to zero. Remaining scheduled payments for the quarters ended March 31 and June 30, 2002, amount to $6,000,000 and $10,000,000, respectively.

     The amended agreement permits Apria to elect one of two variable rate interest options at the time an advance is made. The first option is expressed as 1.75% plus the higher of (a) the Bank of America "reference rate" and
(b) the Federal Funds Rate plus 0.50% per annum. The second option is a rate based on the London Interbank Offered Rate plus 2.75% per annum. The effective interest rate at December 31, 2000 was 9.44% for term loan borrowings of $140,000,000. The amended credit agreement requires payment of commitment fees of 0.375% on the unused portion of the revolving credit facility.

     Borrowings under the credit facility are collateralized by substantially all of the assets of Apria. The agreement contains numerous restrictions, including but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments and restrictions on cash dividends, loans and other distributions. At December 31, 2000, the company was in compliance with all of the financial covenants required by the credit agreement.

     The carrying value of the term loan approximates fair market value because the underlying instruments are variable notes that reprice frequently.

     As of December 31, 2000, Apria had no derivative securities that require fair value measurement under SFAS No. 133. The company is exposed to changes in interest rates through its bank credit facility which offers the variable rate interest options discussed above.

     At December 31, 2000, the company's outstanding letters of credit amounted to $1,000,000 and credit available under the revolving credit facility was $49,000,000.

     9 1/2% Senior Subordinated Notes: Apria's $200,000,000 9 1/2% senior subordinated notes mature November 1, 2002 and are subordinated to all senior debt of the company and are senior in right of payment to subordinated debt of the company. The fair value of these notes, as determined by reference to quoted market prices, is $195,200,000 and $196,080,000 at December 31, 2000 and 1999,
respectively.

     Under the indenture governing Apria's senior subordinated notes, the company's ability to incur additional indebtedness becomes restricted when the company's fixed charge coverage ratio (as defined in the indenture) is less than
3.0 to 1.0. At December 31, 2000, the company's fixed charge coverage ratio exceeds the minimum required by the indenture.

     Maturities of long-term debt, exclusive of capital lease obligations, are as follows:

                                              (IN THOUSANDS)

     2001...................................     $      -
     2002...................................      340,000
                                                 --------
                                                 $340,000
                                                 ========

     Total interest paid in 2000, 1999 and 1998 amounted to $37,119,000, $37,923,000 and $44,989,000, respectively.


NOTE 6 -- STOCKHOLDERS' EQUITY

     Common Stock: Apria has granted registration rights to certain holders of common stock under which the company is obligated to pay the expenses associated with those registration rights.

     On February 7, 2000, the Rights Agreement dated as of February 8, 1995, between Apria and Norwest Bank Minnesota, National Association, as successor Rights Agent, expired. As a result, all outstanding Rights issued under that Agreement that were evidenced by shares of the company's common stock have become void and may no longer be exercised under any circumstances.

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

                                               2000       1999        1998
                                               ----       ----        ----
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net income (loss):
       As reported.........................  $57,006    $204,135    $(207,938)
       Pro forma...........................  $47,812    $196,971    $(212,518)

   Basic net income (loss) per share:
       As reported.........................  $  1.09    $   3.93    $   (4.02)
       Pro forma...........................  $  0.91    $   3.79    $   (4.11)

   Diluted net income (loss) per share:
       As reported.........................  $  1.06    $   3.81    $   (4.02)
       Pro forma...........................  $  0.89    $   3.71    $   (4.11)

     For purposes of pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: risk-free interest rates ranging from 5.99% to 6.72%, 6.81% to 6.89% and 5.72% to 4.16%, respectively; dividend yield of 0% for all years; expected lives of 4.89 years for 2000, 5.08 years for 1999 and 5.36 years for 1998; and volatility of 65% for 2000, 64% for 1999 and 63% for 1998.

     Fixed Stock Options: Apria has various fixed stock option plans that provide for the granting of incentive or non-statutory options to its key employees and non-employee members of the Board of Directors. In the case of incentive stock options, the exercise price may not be less than the fair market value of the company's stock on the date of the grant, and may not be less than 110% of the fair market value of the company's stock on the date of the grant for any individual possessing 10% or more of the voting power of all classes of stock of the company. The options become exercisable at any time from the date of grant to five years after the date of grant and expire not later than 10 years after the date of grant.

         A summary of the status of Apria's fixed stock options as of December 31, 2000, 1999 and 1998, and the activity during the years ending on those dates is presented below:

                                                     2000                           1999                        1998
                                            -------------------------     ------------------------    -------------------------
                                                          WEIGHTED-                  WEIGHTED-                   WEIGHTED-
                                                           AVERAGE                    AVERAGE                      AVERAGE
                                             SHARES    EXERCISE PRICE      SHARES  EXERCISE PRICE      SHARES   EXERCISE PRICE
                                             ------    --------------      ------  --------------      ------   --------------

Outstanding at beginning of year..........  2,619,083      $15.73         2,300,969      $14.73       2,803,952      $17.46
Granted:
  Exercise price equal to fair value......  1,136,000      $16.47           563,332      $18.06         774,994      $ 8.78
  Exercise price greater than fair value..          -      $    -            50,000      $18.45          75,000      $12.56
Exercised.................................   (322,432)     $15.87          (189,241)     $10.24        (104,638)     $ 4.33
Forfeited.................................   (164,555)     $17.69          (105,977)     $17.59      (1,248,339)     $17.90
                                            ---------                     ---------                  ----------

Outstanding at end of year................  3,268,096      $15.87         2,619,083      $15.73       2,300,969      $14.73
                                            =========                     =========                  ==========

Exercisable at end of year................  1,868,339      $15.23         1,792,519      $15.14       1,701,287      $14.20
                                            =========                     =========                  ==========

     The weighted-average fair values of fixed stock options granted during 2000, 1999 and 1998 were $9.85, $10.79 and $5.30, respectively.

     The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                             OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                  ---------------------------------------------        ---------------------------
                                                   WEIGHTED-
                                                    AVERAGE
                                                   REMAINING        WEIGHTED-                           WEIGHTED-
                                    NUMBER        CONTRACTUAL        AVERAGE              NUMBER         AVERAGE
RANGE OF EXERCISE PRICES          OUTSTANDING   LIFE (IN YEARS)  EXERCISE PRICE         EXERCISABLE  EXERCISE PRICE
------------------------          -----------   ---------------  --------------         -----------  --------------
    $ 4.45 - $12.19                 760,244          7.17            $ 8.79               670,244        $ 8.33
    $12.25 - $16.63                 474,420          7.37            $14.74               331,920        $14.59
    $16.94 - $16.94                 871,000          8.96            $16.94                10,800        $16.94
    $17.05 - $20.00                 660,312          7.27            $18.03               368,255        $17.95
    $20.50 - $29.00                 502,120          4.58            $23.00               487,120        $23.07
                                  ---------                                             ---------
    $ 4.45 - $29.00               3,268,096          7.30            $15.87             1,868,339        $15.23
                                  =========                                             =========

     Performance-Based Stock Options: Included in Apria's stock-based compensation plans are provisions for the granting of performance-based stock options. In 1999 and 1998, Apria granted such stock option awards to its key employees and to key members of senior management. One third of these options vested in January 2000, with the remainder scheduled to vest in July 2005. Accelerated vesting was provided for upon the occurrence of certain events and on designated dates on which the average fair market value of Apria's common stock during any period of 90 consecutive calendar days subsequent to the grant date was not less than a targeted per share price. As of January 2, 2001, all such outstanding options had vested. These performance-based stock options expire 10 years after the date of grant.

     Also, the company has a Long-Term Senior Management Equity Plan which provided for the granting of non-statutory stock option awards to key members of senior management at fair market value on the date of the grant. The plan provided for vesting at certain time intervals and accelerated vesting upon the occurrence of certain events and the achievement of certain cumulative and annual earnings per share targets. As of March 1999, all outstanding options had vested. Since 1995, no options have been granted under this plan and no further grants are authorized. Options awarded under this plan expire 10 years from the date of grant.

     A summary of the status of the Apria's performance-based stock options as of December 31, 2000, 1999 and 1998, and the activity during the years ending on those dates is presented below:

                                                     2000                          1999                          1998
                                           --------------------------     ------------------------     -------------------------
                                                        WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                         AVERAGE                      AVERAGE                      AVERAGE
                                             SHARES   EXERCISE PRICE      SHARES   EXERCISE PRICE       SHARES  EXERCISE PRICE
                                             ------   --------------      ------   --------------       ------  --------------

Outstanding at beginning of year..........  3,208,392     $ 7.77          3,410,862     $ 7.55           836,602      $11.24
Granted:
  Exercise price equal to fair value......          -     $    -            124,500     $13.54         2,767,000      $ 6.88
  Exercise price greater than fair value..          -     $    -             20,000     $ 6.50           136,500      $ 6.50
Exercised.................................   (776,484)    $ 7.20            (80,470)    $11.00          (112,100)     $11.00
Forfeited.................................    (47,506)    $ 6.50           (266,500)    $ 6.50          (217,140)     $10.85
                                            ---------                     ---------                    ---------

Outstanding at end of year................  2,384,402     $ 7.99          3,208,392     $ 7.77         3,410,862      $ 7.55
                                            =========                     =========                    =========
Exercisable at end of year................  1,747,365     $ 8.36            871,142     $ 9.70           610,622      $10.53
                                            =========                     =========                    =========

     The weighted-average fair values of performance based stock options granted during 1999 and 1998 were $7.38 and $4.52, respectively.

     The following table summarizes information about performance-based stock options outstanding at December 31, 2000:

                                            OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                  --------------------------------------------      ---------------------------
                                                    WEIGHTED-
                                                     AVERAGE
                                                    REMAINING        WEIGHTED-                     WEIGHTED-
                                    NUMBER        CONTRACTUAL        AVERAGE          NUMBER        AVERAGE
RANGE OF EXERCISE PRICES          OUTSTANDING   LIFE (IN YEARS)  EXERCISE PRICE     EXERCISABLE  EXERCISE PRICE
------------------------          -----------   ---------------  --------------     -----------  --------------
    $  4.69 - $ 6.50               1,328,996          7.59           $ 6.33           733,461        $ 6.19
    $  6.75 - $ 9.00                 610,000          7.41           $ 8.75           596,666        $ 8.75
    $  9.50 - $18.56                 445,406          2.44           $11.88           417,238        $11.61
                                   ---------                                        ---------

    $  4.69 - $18.56               2,384,402          6.58           $ 7.99         1,747,365        $ 8.36
                                   =========                                        =========


     Approximately 9,834,000 shares of common stock are reserved for future issuance upon exercise of stock options under these plans.


NOTE 7 -- INCOME TAXES

     Significant components of Apria's deferred tax assets and liabilities are as follows:

                                                          DECEMBER 31,
                                                    -----------------------
                                                       2000         1999
                                                       ----         ----
                                                        (IN THOUSANDS)
     Deferred tax liabilities:
       Tax over book depreciation ...............   $  (4,834)   $ (16,579)
       Other, net ...............................        (878)        (559)
                                                    ---------    ---------
             Total deferred tax liabilities .....      (5,712)     (17,138)

     Deferred tax assets:
       Allowance for doubtful accounts ..........      14,636       20,860
       Accruals .................................       9,251       12,827
       Asset valuation reserves .................       2,766       11,693
       Net operating loss carryforward, limited
         by Section 382 .........................      70,115       89,104
       AMT and research credit carryovers .......       8,052        6,859
       Intangible assets ........................       8,126       14,021
       Other, net ...............................         909          343
                                                    ---------    ---------
             Total deferred tax assets ..........     113,855      155,707
                                                    ---------    ---------
             Net deferred tax assets ............   $ 108,143    $ 138,569
                                                    =========    =========


     At December 31, 2000, the company's net current deferred tax assets and net long-term deferred tax assets are $33,067,000 and $75,076,000 respectively. The difference in the company's deferred tax assets from 1999 to 2000 is primarily attributable to utilization of current year net operating loss carryforwards.

     At December 31, 2000, Apria had federal net operating loss carryforwards of approximately $173,000,000, expiring in varying amounts in the years 2003 through 2013 and various state operating loss carryforwards that began to expire in 1997. Additionally, the company has an alternative minimum tax credit carryforward of approximately $8,000,000. As a result of an ownership change in 1992 that met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of Apria's federal and state operating loss carryforwards may expire unused. The net operating loss carryforward amount in the related deferred tax asset excludes such amount.

     Income tax expense (benefit) consists of the following:

                                              YEAR ENDED DECEMBER 31,
                                        -----------------------------------
                                          2000          1999         1998
                                          ----          ----         ----
                                                  (IN THOUSANDS)
     Current:
       Federal.......................   $   1,622    $   1,470    $       -
       State.........................       5,099        6,145        2,000
       Foreign.......................           -            -        1,000
                                        ---------    ---------    ---------
                                            6,721        7,615        3,000
     Deferred:
       Federal.......................      30,116     (123,495)           -
       State.........................       4,298      (15,074)           -
                                        ---------    ---------    ---------
                                           34,414     (138,569)           -
                                        ---------    ---------    ---------
                                        $  41,135    $(130,954)   $   3,000
                                        =========    =========    =========

     During 2000, the exercise of stock options granted under Apria's various stock option plans gave rise to $10,844,000 in compensation that is includable as taxable income to the employee and deductible by the company for federal and state tax purposes but is not recognized as expense for financial reporting purposes.

     Current federal income tax expense for 2000 and 1999 represents the company's expected federal alternative minimum tax liability. This amount is also reflected as a deferred tax asset in the accompanying balance sheet.

     Current state income tax expense for each period presented includes state tax amounts accrued and paid on a basis other than income. The current liability also includes estimated settlement amounts for state income tax examinations. During 1999, the company settled its foreign tax liabilities associated with the foreign tax audits.

     Differences between Apria's income tax expense (benefit) and an amount calculated utilizing the federal statutory rate are as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                    2000         1999         1998
                                                                    ----         ----         ----
                                                                            (IN THOUSANDS)

Income tax expense (benefit) at statutory rate ...............   $  34,349    $  25,613    $ (71,728)
Non-deductible merger costs and amortization
  and impairment loss on goodwill ............................       1,590        1,628       21,000
State and foreign taxes, net of federal
  benefit and state loss carryforwards .......................       3,942        4,073          422
Decrease in valuation allowance for
  deferred items currently recognized ........................           -     (158,992)           -
Tax benefit of net operating loss not currently recognized....           -            -       53,306
Other ........................................................       1,254       (3,276)           -
                                                                 ---------    ---------    ---------
                                                                 $  41,135    $(130,954)   $   3,000
                                                                 =========    =========    =========

     Net income taxes paid (refunded) in 2000, 1999 and 1998, amounted to $2,575,000, $2,679,000 and $(3,103,000), respectively.

NOTE 8 -- PER SHARE AMOUNTS

     The following table sets forth the computation of basic and diluted per share amounts:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                  2000        1999       1998
                                                                                  ----        ----       ----
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Numerator:
        Net income (loss) ..................................................   $  57,006   $ 204,135   $(207,938)
        Numerator for basic per share amounts - income (loss)
           attributable to common stockholders .............................   $  57,006   $ 204,135   $(207,938)
        Numerator for diluted per share amounts - income (loss)
           attributable to common stockholders .............................   $  57,006   $ 204,135   $(207,938)

     Denominator:
        Denominator for basic per share
           amounts - weighted-average shares ...............................      52,375      51,940      51,732
        Effect of dilutive securities:
           Employee stock options ..........................................       1,647       1,590           -
                                                                               ---------   ---------   ---------
           Dilutive potential common shares ................................       1,647       1,590           -
                                                                               ---------   ---------   ---------
        Denominator for diluted per share amounts - adjusted
            weighted-average shares ........................................      54,022      53,530      51,732
                                                                               =========   =========   =========

     Basic income (loss) per share amounts .................................   $    1.09   $    3.93   $   (4.02)
                                                                               =========   =========   =========
     Diluted income (loss) per share amounts ...............................   $    1.06   $    3.81   $   (4.02)
                                                                               =========   =========   =========

     Employee stock  options  excluded from the computation
       of diluted per share amounts:
           Exercise price exceeds average market
              price of common stock ........................................         249       1,789       5,433
           Other ...........................................................           -           -          63
                                                                               ---------   ---------   ---------
                                                                                     249       1,789       5,496
                                                                               =========   =========   =========
     Average exercise price per share that exceeds
        average market price of common stock ...............................   $   25.52   $   19.11   $   10.74
                                                                               =========   =========   =========

     Because a net loss was incurred in 1998, the impact of options is antidilutive and consequently there is no difference between basic and diluted per share amounts. For additional disclosure regarding employee stock options, see Note 6.

NOTE 9 -- LEASES

     Apria operates principally in leased offices and warehouse facilities. In addition, delivery vehicles and office equipment are leased under operating leases. Lease terms range from one to ten years with renewal options for additional periods. Many leases provide that the company pay taxes, maintenance, insurance and other expenses. Rentals are generally increased annually by the Consumer Price Index, subject to certain maximum amounts defined within individual agreements.

     Apria occasionally subleases unused facility space when a lease buyout is not a viable option. Sublease income, in amounts not considered material, is recognized monthly and is offset against facility lease expense. Net rent expense in 2000, 1999 and 1998 amounted to $56,243,000, $55,465,000 and
$57,670,000, respectively.

     In addition, during 2000, 1999 and 1998, Apria acquired information systems totaling $3,054,000 and $263,000 in 2000 and 1998, respectively, under capital lease arrangements with lease terms ranging from two to three years. No such arrangements were effected in 1999. Amortization of the leased information systems amounted to $87,000, $2,023,000 and $9,562,000 in 2000, 1999 and 1998,
respectively.

     The following amounts for assets under capital lease obligations are included in property, equipment and improvements:


                                                 DECEMBER 31,
                                          ---------------------------
                                             2000             1999
                                             ----             ----
                                               (IN THOUSANDS)

     Information systems...............   $   3,054        $   7,561
     Less accumulated depreciation.....         (87)          (4,922)
                                          ---------        ---------
                                          $   2,967        $   2,639
                                          =========        =========

     Future minimum payments, by year and in the aggregate, required under noncancellable operating leases and capital lease obligations consist of the following at December 31, 2000:

                                                         CAPITAL      OPERATING
                                                          LEASES        LEASES
                                                          ------        ------
                                                            (IN THOUSANDS)

     2001..............................................  $  2,206      $  54,210
     2002..............................................     1,521         41,330
     2003..............................................         -         30,489
     2004..............................................         -         22,582
     2005..............................................         -         15,370
     Thereafter........................................         -         14,464
                                                         --------       --------
                                                            3,727       $178,445
                                                         ========
     Less interest included in minimum lease payments..      (249)
                                                         --------
     Present value of minimum lease payments...........     3,478
     Less current portion..............................    (1,999)
                                                         --------
                                                         $  1,479
                                                         ========

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     Apria has a 401(k) defined contribution plan, whereby eligible employees may contribute up to 16% of their annual basic earnings. The company matches 50% of the first 8% of employee contributions. Total expenses related to the defined contribution plan were $3,792,000, $3,405,000 and $3,539,000 in 2000, 1999 and
1998, respectively.

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

     Since mid-1998 Apria has received a number of subpoenas and document requests from U.S. Attorneys' offices and from the U.S. Department of Health and Human Services. The subpoenas and requests generally ask for documents, such as patient files, billing records and other documents relating to billing practices, related to the company's patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government in connection with these investigations and is responding to the document requests and subpoenas. In July 1999 the company received notification that the U.S. Attorney's office in Sacramento closed its criminal investigation file relating to eight subpoenas that had been issued by that office.

     In February 2001 the company was informed by the U.S. Attorney's office in Los Angeles that the billing investigation being conducted by that office is the result of qui tam litigation filed on behalf of the government against the company, and that the government is investigating certain allegations for the purpose of determining whether it will intervene in that litigation. The complaints in the litigation are under seal, however, and the government has not informed the company of either the identity of the court or courts where the proceedings are pending, the date or dates instituted, the identity of the plaintiffs, the factual bases alleged to underlie the proceedings, or the relief sought.

     Apria has acknowledged that there may be errors and omissions in supporting documentation affecting a portion of its billings. If a judge, jury or administrative agency were to determine that such errors and omissions resulted in the submission of false claims to federal healthcare programs or significant overpayments by the government, Apria could face civil and administrative claims for refunds, sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including exclusion of Apria from participation in federal healthcare programs. Apria believes that the company would be in a position to assert numerous meritorious defenses in the event that the qui tam litigation proceeds or any other claims are asserted. However, no assurance can be provided as to the outcome of this litigation or whether any other claims will be asserted or as to the outcome of any other possible proceedings that may result from any such other claims. Management cannot estimate the range of possible loss of this litigation and therefore has not recorded any related accruals.

     Certain Concentrations: Approximately 65% of Apria's revenues are derived from the provision of respiratory therapy services, a significant portion of which is reimbursed under the federal Medicare program. Effective January 1, 1998, reimbursement for home oxygen services and respiratory drugs was reduced by 25% and 5%, respectively. An additional 5% reduction for home oxygen services was effective January 1, 1999. The impact of the reductions on revenues was approximately $10,000,000 and $57,000,000 for 1999 and 1998, respectively. The Balanced Budget Act of 1997 included a freeze on Consumer Price Index-based reimbursement rate increases for 1998 through 2002 as well as other provisions which may impact reimbursement rates in the future. The Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provide some relief from the Consumer Price Index-based reimbursement rate freeze and other provisions contained in the Balanced Budget Act of 1997. However, there can be no assurance that further reimbursement reductions will not be made which could adversely impact operating results.

     Apria currently purchases approximately 44% of its patient service equipment and supplies from four suppliers. Although there are a limited number of suppliers, management believes that other suppliers could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue which could adversely affect operating results.

NOTE 12 -- SERVICE/PRODUCT LINE DATA

     The following table sets forth a summary of net revenues by service line:

                                              YEAR ENDED DECEMBER 31,
                                        ------------------------------------
                                           2000         1999         1998
                                           ----         ----         ----
                                                  (IN THOUSANDS)

     Respiratory ....................   $  656,089   $  598,901   $  552,725
     Infusion therapy ...............      194,508      179,148      211,176
     Home medical equipment/other....      163,604      161,975      169,892
                                        ----------   ----------   ----------
          Total net revenues            $1,014,201   $  940,024   $  933,793
                                        ==========   ==========   ==========


NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                                                    QUARTER
                                                    -------
                                        First      Second     Third     Fourth
                                        -----      ------     -----     ------
                                        (in thousands, except per share data)

2000
----
Net revenues .......................   $250,722   $252,570   $252,588   $258,321
Gross profit .......................   $179,221   $183,189   $185,178   $187,671
Operating income ...................   $ 32,637   $ 34,567   $ 35,695   $ 35,298
Net income .........................   $ 12,781   $ 14,071   $ 14,806   $ 15,384

Basic income per common share ......   $   0.24   $   0.27   $   0.28   $   0.29
Diluted income per common share ....   $   0.24   $   0.26   $   0.28   $   0.28


1999
----
Net revenues .......................   $228,294   $232,040   $237,367   $242,323
Gross profit .......................   $162,225   $165,291   $170,761   $173,833
Operating income ...................   $ 27,274   $ 28,307   $ 29,385   $ 30,741
Net income .........................   $ 15,562   $ 17,804   $ 18,895   $151,874

Basic income per common share ......   $   0.30   $   0.34   $   0.36   $   2.92
Diluted income per common share ....   $   0.30   $   0.33   $   0.35   $   2.83


     Fourth Quarter - 1999: Net income for the fourth quarter of 1999 includes an income tax benefit of $131,357,000 which was primarily attributable to the release of the company's valuation allowance. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at December 31, 1999. Management concluded it was more likely than not that the company would realize its net deferred tax assets. In reaching this conclusion, significant weight was given to the company's continued quarterly profitability since the fourth quarter of 1998. Additional positive evidence consisted of the divestiture of unprofitable service lines, the stabilization of reimbursement rates during that fiscal year, and management's ability to develop and achieve internal financial forecasts.

                                   o o o o o o


                                         APRIA HEALTHCARE GROUP INC.

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               (IN THOUSANDS)

                                                                    ADDITIONS
                                                             ----------------------
                                                 BALANCE AT  CHARGED TO  CHARGED TO               BALANCE AT
                                                 BEGINNING   COSTS AND    OTHER                     END OF
                                                 OF PERIOD   EXPENSES     ACCOUNTS    DEDUCTIONS    PERIOD
                                                 ---------   ---------   ----------   ----------  ----------


Year ended December 31, 2000
----------------------------
Deducted from asset accounts:
   Allowance for doubtful accounts.............   $ 44,652   $ 32,166     $      -     $ 37,031    $ 39,787
   Reserve for inventory and patient
      service equipment shortages..............     10,359          -            -        2,569       7,790
                                                  --------   --------     --------     --------    --------
                  Totals ......................   $ 55,011   $ 32,166     $      -     $ 39,600    $ 47,577
                                                  ========   ========     ========     ========    ========


Year ended December 31, 1999
----------------------------
Deducted from asset accounts:
   Allowance for doubtful accounts.............   $ 35,564   $ 34,314     $      -     $ 25,226    $ 44,652
   Reserve for inventory and patient
      service equipment shortages..............     15,797      3,968            -        9,406      10,359
                                                  --------   --------     --------     --------    --------
                  Totals ......................   $ 51,361   $ 38,282     $      -     $ 34,632    $ 55,011
                                                  ========   ========     ========     ========    ========


Year ended December 31, 1998
----------------------------
Deducted from asset accounts:
   Allowance for doubtful accounts.............   $ 58,413   $ 75,319     $      -     $ 98,168    $ 35,564
   Reserve for inventory and patient
      service equipment shortages..............     10,273     23,305            -       17,781      15,797
                                                  --------   --------     --------     --------    --------
                  Totals ......................   $ 68,686   $ 98,624     $      -     $115,949    $ 51,361
                                                  ========   ========     ========     ========    ========




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 22, 2001


                                         APRIA HEALTHCARE GROUP INC.

                                         By: /s/ PHILIP L. CARTER
                                             -----------------------------------
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                      TITLE                          DATE
      ---------                      -----                          ----

/s/ PHILIP L. CARTER
-----------------------
Philip L. Carter           Chief Executive Officer               March 22, 2001


/s/ JOHN C. MANEY
-----------------------
John C. Maney              Executive Vice President and          March 22, 2001
                           Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer)


/s/ RALPH V. WHITWORTH
-----------------------
Ralph V. Whitworth         Director, Chairman of the Board       March 22, 2001


/s/ DAVID H. BATCHELDER
-----------------------
David H. Batchelder        Director                              March 22, 2001


/s/ DAVID L. GOLDSMITH
-----------------------
David L. Goldsmith         Director                              March 22, 2001


/s/ RICHARD H. KOPPES
-----------------------
Richard H. Koppes          Director                              March 22, 2001


/s/ PHILIP R. LOCHNER
-----------------------
Philip R. Lochner          Director                              March 22, 2001


/s/ BEVERLY B. THOMAS
-----------------------
Beverly B. Thomas          Director                              March 22, 2001





                                  EXHIBIT INDEX
EXHIBIT
NUMBER                                         DESCRIPTION                                                           REFERENCE
------                                         -----------                                                           ---------

3.1      Restated Certificate of Incorporation of Registrant.                                                           (d)

3.2      Certificate of Ownership and Merger  merging Apria  Healthcare  Group Inc. into Abbey and amending  Abbey's
         Restated Certificate of Incorporation to change Abbey's name to "Apria Healthcare Group Inc."                  (f)

3.3      Amended and Restated Bylaws of Registrant, as amended on May 5, 1998.                                          (i)

3.4      Certificate of Amendment of Certificate of Incorporation of Apria Healthcare Group Inc.                        (l)

3.5      Amended and Restated Bylaws of Registrant, as amended on October 29, 1999.                                     (m)

4.1      Form of 9 1/2% Senior Subordinated Note due 2002.                                                              (b)

4.2      Indenture dated November 1, 1993, by and among Abbey,  certain  Subsidiary  Guarantors  defined therein and
         U.S. Trust Company of California, N.A., as filed on Form SE.                                                   (n)

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

10.4     Stock Incentive Plan, dated June 28, 1995.                                                                     (e)

10.5     Amended and Restated 1992 Stock Incentive Plan.                                                                (g)

10.6     Amendment Number Two to the 401(k) Savings Plan, dated June 28, 1995.                                          (h)

10.7     Amendment Number Three to the 401(k) Savings Plan, dated January 1, 1996.                                      (h)

10.8     Amendment 1996-1 to the 1991 Stock Option Plan, dated October 28, 1996.                                        (j)

10.9     Amendment 1996-1 to the Amended and Restated 1992 Stock Incentive Plan, dated October 28, 1996.                (j)

10.10    Amended and Restated 1997 Stock Incentive Plan, dated February 27, 1997, as amended through June 30, 1998.     (j)

10.11    1998 Non-qualified Stock Incentive Plan, dated December 15, 1998.                                              (j)

10.12    Description  of Two-Year  Incentive  Plan for  Executive  Officers,  adopted by the Board of  Directors  in
         December 1998.                                                                                                 (p)

10.13    First  Amendment  to Amended and Restated  Credit  Agreement  and Consent  dated  January 15,  1999,  among
         Registrant and certain of its  subsidiaries,  Bank of America  National Trust and Savings  Association  and
         other financial institutions party to the Credit Agreement.                                                    (j)

10.14    Second  Amendment to Amended and Restated Credit  Agreement dated February 23, 1999,  among  Registrant and certain of its  subsidiaries,  Bank of America  National Trust and Savings  Association and other financial
         institutions party to the Credit Agreement.                                                                    (j)

                            EXHIBIT INDEX (continued)

EXHIBIT
NUMBER                                         DESCRIPTION                                                           REFERENCE
------                                         -----------                                                           ---------

10.15    Amended and Restated Executive  Severance  Agreement  dated  February  26, 1999,  between  Registrant  and
         Michael R. Dobbs,  as revised in December 2000.

10.16    Third  Amendment to Amended and  Restated  Credit  Agreement  dated April 22, 1999,  among  Registrant  and certain of its  subsidiaries,  Bank of America  National Trust and Savings  Association and other financial
         institutions party to the Credit Agreement.                                                                    (k)

10.17    Fourth  Amendment to Amended and Restated  Credit  Agreement dated October 22, 1999,  among  Registrant and certain of its subsidiaries,  Bank of America,  National Association and other financial institutions party
         to the Credit Agreement.                                                                                       (m)

10.18    Employment Agreement effective January 1, 2000, between Registrant and Philip L. Carter.

10.19    Amended and Restated  Employment  Agreement  effective January 1, 2000,  between Registrant and Lawrence M.
         Higby.

10.20    Employment Agreement effective January 1, 2000, between Registrant and John C. Maney.

10.21    Fifth  Amendment to Amended and  Restated  Credit  Agreement  dated March 24, 2000,  among  Registrant  and certain of its subsidiaries,  Bank of America,  National Association and other financial institutions party
         to the Credit Agreement.                                                                                       (o)

10.22    Sixth Amendment to Amended and Restated Credit  Agreement  dated September 22, 2000,  among  Registrant and certain of its subsidiaries,  Bank of America,  National Association and other financial institutions party
         to the Credit Agreement.                                                                                       (q)

10.23    Amendment No. 1 to the 1998 Nonqualified Stock Incentive Plan, dated January 31, 2001.

21.1     List of Subsidiaries.

23.1     Consent of Deloitte & Touche LLP, Independent Auditors.


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

(f)      Incorporated  by reference to Quarterly  Report on Form 10-Q dated June 30, 1995,  as filed on August
         14, 1995.

(g)      Incorporated by reference to Registration Statement on Form S-8 (Registration No. 33-80581), as filed on December 19, 1995.

(h)      Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(i)      Incorporated  by reference to Quarterly  Report on Form 10-Q dated June 30, 1998,  as filed on August
         14, 1998.

(j)      Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.

(k)      Incorporated by reference to Quarterly  Report on Form 10-Q dated March 31, 1999, as filed on May 14,
         1999.

(l)      Incorporated  by reference to Quarterly  Report on Form 10-Q dated June 30, 1999,  as filed on August
         12, 1999.

(m)      Incorporated  by reference to Quarterly  Report on Form 10-Q dated  September  30, 1999,  as filed on
         November 12, 1999.

(n)      Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1999.

(o)      Incorporated by reference to Quarterly  Report on Form 10-Q dated March 31, 2000, as filed on May 15,
         2000.

(p)      Incorporated  by reference to Quarterly  Report on Form 10-Q dated June 30, 2000,  as filed on August
         11, 2000.

(q)      Incorporated  by reference to Quarterly  Report on Form 10-Q dated  September  30, 2000,  as filed on
         November 14, 2000.




                               COPIES OF EXHIBITS

Copies of exhibits will be provided upon written request and payment of a fee of $.25 per page plus postage. The written request should be directed to the Financial Reporting Department (Attn: Ms. Donna Draper), at the address of the company set forth on the first page of this Form 10-K.