Form 10-Q
period 2001-03-31
APRIA HEALTHCARE GROUP INC
filed 2001-05-15
CIK 882289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2001

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

There were 53,766,008 shares of common stock, $.001 par value, outstanding at May 8, 2001.

                           APRIA HEALTHCARE GROUP INC.

                                    FORM 10-Q

                       FOR THE PERIOD ENDED MARCH 31, 2001



PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1. Condensed Consolidated Financial Statements (unaudited) Condensed Consolidated Balance Sheets
               Condensed Consolidated Income Statements
               Condensed Consolidated Statements of Cash Flows
               Notes to Condensed Consolidated Financial Statements

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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           APRIA HEALTHCARE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,   DECEMBER 31,
(dollars in thousands)                                                       2001         2000
--------------------------------------------------------------------------------------------------
                                                                          (unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents ............................................   $  11,377    $  16,864
  Accounts receivable, less allowance for doubtful accounts of $36,716
    and $39,787 at March 31, 2001 and December 31, 2000, respectively...     155,216      145,518
  Inventories ..........................................................      21,855       22,404
  Deferred income taxes ................................................      33,400       33,067
  Prepaid expenses and other current assets ............................       8,332        8,617
                                                                           ---------    ---------
          TOTAL CURRENT ASSETS .........................................     230,180      226,470

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $318,606
  and $310,741 at March 31, 2001 and December 31, 2000, respectively ...     140,035      134,812
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ..............................      43,101       40,630
DEFERRED INCOME TAXES ..................................................      65,311       75,076
INTANGIBLE ASSETS, NET .................................................     161,356      137,928
OTHER ASSETS ...........................................................       1,643        1,687
                                                                           ---------    ---------
                                                                           $ 641,626    $ 616,603
                                                                           =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable .....................................................   $  49,392    $  54,250
  Accrued payroll and related taxes and benefits .......................      31,093       28,449
  Accrued insurance ....................................................       9,511        9,980
  Income taxes payable .................................................      13,837       13,378
  Other accrued liabilities ............................................      27,892       24,555
  Current portion of long-term debt ....................................       8,956        1,999
                                                                           ---------    ---------
          TOTAL CURRENT LIABILITIES ....................................     140,681      132,611

LONG-TERM DEBT, net of current portion .................................     332,794      337,750

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value:  10,000,000 shares authorized;
    none issued ........................................................           -            -
  Common stock, $.001 par value:  150,000,000 shares authorized;
    53,602,825 and 53,153,890 shares issued at March 31, 2001 and
    December 31, 2000, respectively; 53,516,725 and 53,067,790
    outstanding at March 31, 2001 and December 31, 2000, respectively...          54           53
  Additional paid-in capital ...........................................     348,453      343,621
  Accumulated deficit ..................................................    (179,395)    (196,471)
  Treasury stock, at cost; 86,100 shares at March 31, 2001
    and December 31, 2000, respectively ................................        (961)        (961)
                                                                           ---------    ---------
                                                                             168,151      146,242
                                                                           ---------    ---------

                                                                           $ 641,626    $ 616,603
                                                                           =========    =========


See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             -------------------
(dollars in thousands, except per share data)                  2001       2000
--------------------------------------------------------------------------------

Net revenues .............................................   $271,354   $250,722
Costs and expenses:
   Cost of net revenues:
      Product and supply costs ...........................     51,927     49,446
      Patient service equipment depreciation .............     20,964     18,853
      Nursing services ...................................        354        453
      Other ..............................................      3,033      2,749
                                                             --------   --------
                                                               76,278     71,501
   Selling, distribution and administrative ..............    148,394    133,525
   Provision for doubtful accounts .......................      8,150     10,619
   Amortization of intangible assets .....................      2,836      2,440
                                                             --------   --------
                                                              235,658    218,085
                                                             --------   --------
          OPERATING INCOME ...............................     35,696     32,637
Interest expense, net ....................................      8,408     10,601
                                                             --------   --------
          INCOME BEFORE TAXES ............................     27,288     22,036
Income tax expense .......................................     10,212      9,255
                                                             --------   --------
          NET INCOME .....................................   $ 17,076   $ 12,781
                                                             ========   ========


Basic net income per common share ........................   $   0.32   $   0.24
                                                             ========   ========
Diluted net income per common share ......................   $   0.31   $   0.24
                                                             ========   ========


See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    --------------------
(dollars in thousands)                                                                2001        2000
--------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income ...................................................................    $ 17,076    $ 12,781
  Items included in net income not requiring cash:
     Provision for doubtful accounts ...........................................       8,150      10,619
     Depreciation and amortization .............................................      27,487      25,760
     Amortization of deferred debt costs .......................................         617         689
     Deferred income taxes and other ...........................................       9,412       8,418
  Changes in operating assets and liabilities, net of effects of acquisitions:
     Accounts receivable .......................................................     (17,848)    (12,997)
     Inventories ...............................................................         661      (3,697)
     Prepaid expenses and other assets .........................................         373        (306)
     Accounts payable ..........................................................      (4,857)        473
     Accrued payroll and related taxes and benefits ............................       2,644       1,493
     Accrued expenses ..........................................................       1,466      (3,069)
                                                                                    --------    --------

          NET CASH PROVIDED BY OPERATING ACTIVITIES ............................      45,181      40,164

INVESTING ACTIVITIES
  Purchases of patient service equipment and property,
     equipment and improvements, net of effects of acquisitions ................     (30,029)    (20,628)
  Proceeds from disposition of assets ..........................................          41          74
  Acquisitions and payments of contingent consideration ........................     (25,299)     (4,860)
                                                                                    --------    --------

          NET CASH USED IN INVESTING ACTIVITIES ................................     (55,287)    (25,414)

FINANCING ACTIVITIES
  Proceeds from revolving credit facility ......................................      17,200           -
  Payments on revolving credit facility ........................................     (17,200)          -
  Payments on term loan ........................................................           -      (5,000)
  Payments on other long-term debt .............................................        (214)     (2,691)
  Issuances of common stock ....................................................       4,833       1,513
                                                                                    --------    --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..................       4,619      (6,178)
                                                                                    --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........................      (5,487)      8,572
Cash and cash equivalents at beginning of period ...............................      16,864      20,493
                                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................    $ 11,377    $ 29,065
                                                                                    ========    ========


See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Apria Healthcare Group Inc. ("Apria" or "the company") and its subsidiaries. Intercompany transactions and accounts have been eliminated.

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the company's 2000 Form 10-K.


NOTE B - RECLASSIFICATIONS, ACCOUNTING ESTIMATES AND RECENT ACCOUNTING
         PRONOUNCEMENTS

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

Recent Accounting Pronouncements: During the first quarter of 2001, Apria adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in the fair value of derivatives must be recorded each period. SFAS No. 133 also requires formal documentation, designation at the time the hedge transaction is initiated and assessment of the effectiveness of the transactions that receive hedge accounting. At March 31, 2001, Apria had no derivative securities that require fair value measurement under SFAS No. 133. Accordingly, adoption of SFAS No. 133 did not have a material effect on the financial statements.


NOTE C - REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, managed care organizations, Medicare and Medicaid.

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


NOTE D - BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying income statements from the date of acquisition. During the three-month period ended March 31, 2001, cash paid for acquisitions was $25,299,000. For the acquisitions that closed during that same period, $25,751,000 was allocated to intangible assets, which includes amounts not yet paid. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.


NOTE E - LONG-TERM DEBT

At March 31, 2001, total borrowings under the credit agreement were $140,000,000, outstanding letters of credit totaled $1,000,000 and credit available under the revolving facility was $49,000,000. At March 31, 2001, Apria was in compliance with all of the financial covenants required by the credit agreement.


NOTE F - EQUITY

The change in stockholders' equity, other than from net income, is attributable to the exercise of stock options. For the three months ended March 31, 2001, proceeds from the exercise of stock options amounted to $4,833,000.


NOTE G - INCOME TAXES

Income taxes for the three months ended March 31, 2001 and 2000 have been provided at the effective tax rate expected to be applicable for the year.

At December 31, 2000, Apria's federal net operating loss carryforwards ("NOLs") approximated $173,000,000, which will begin expiring in varying amounts in the years 2003 through 2013. Additionally, the company has various state NOLs which began expiring in 1997 and an alternative minimum tax credit carryforward of approximately $8,000,000. As a result of an ownership change in 1992, which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state NOLs generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of Apria's federal and state NOLs may expire unused. The company excludes the $57,000,000 of potentially expiring NOLs from its deferred tax assets. In 2001, for federal tax purposes, NOLs are being utilized to the extent of the company's federal taxable income.


NOTE H - COMMITMENTS AND CONTINGENCIES

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

Apria is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Apria has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by the company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on Apria's financial condition or results of operations.

NOTE I - PER SHARE AMOUNTS

The following  table sets forth the  computation  of basic and diluted per share amounts:
                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           ------------------
(in thousands, except per share data)                                                         2001     2000
-------------------------------------------------------------------------------------------------------------

NUMERATOR:
  Net income ............................................................................   $17,076   $12,781
  Numerator for basic per share amounts - income available to common stockholders .......    17,076    12,781

  Numerator for diluted per share amounts - income available to common stockholders .....    17,076    12,781


DENOMINATOR:
  Denominator for basic per share amounts - weighted average shares .....................   $53,392   $52,191

    Effect of dilutive securities:
      Employee stock options ............................................................     2,092     1,756
                                                                                            -------   -------
      Dilutive potential common shares ..................................................     2,092     1,756
                                                                                            -------   -------
  Denominator for diluted per share amounts - adjusted weighted average shares ..........    55,484    53,947
                                                                                            =======   =======

Basic net income per common share .......................................................   $  0.32   $  0.24
                                                                                            =======   =======
Diluted net income per common share .....................................................   $  0.31   $  0.24
                                                                                            =======   =======

Employee stock options excluded from the computation of diluted per share amounts:

    Exercise price exceeds average market price of common stock .........................     2,160     2,391

Average exercise price per share that exceeds average market price of common stock ......   $ 26.93   $ 18.67

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Apria's business is subject to a number of risks, some of which are beyond the company's control. The company has described certain of those risks in its Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 22, 2001. This report may be used for purposes of the Private Securities
Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Those risks include: whether the company will be able to resolve issues pertaining to the collectibility of its accounts receivable, healthcare reform and the effect of federal and state healthcare regulations, the ongoing government investigations regarding patients covered by Medicare and other federal programs, pricing pressures from large payors and changes in governmental reimbursement levels, the effectiveness of the company's operating systems and controls, and the successful implementation of the company's acquisition strategy.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     NET REVENUES. Net revenues were $271.4 million in the first quarter of 2001, compared to $250.7 million for the first quarter of 2000. The increase in net revenues is due to internal growth, new contracts with regional and national payors, the acquisition of complementary businesses and price increases in certain managed care contracts.

                                            THREE MONTHS ENDED MARCH 31,
                                     -----------------------------------------
                                            2001                   2000
                                     ------------------     ------------------
(dollars in thousands)                   $         %            $         %
------------------------------------------------------------------------------

Respiratory therapy ............     $178,330    65.7%      $163,263    65.1%
Infusion therapy ...............       52,385    19.3%        46,751    18.6%
HME/other ......................       40,639    15.0%        40,708    16.3%
                                     --------   -----       --------   -----
     Total net revenues ........     $271,354   100.0%      $250,722   100.0%
                                     ========   =====       ========   =====

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

     Medicare Reimbursement Update. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provides reinstatement of the Consumer Price Index-based reimbursement increase in 2001 for certain durable medical equipment products and services. The increase will be in effect July 1, 2001 through December 31, 2001 and will include a transitional allowance that will effectively compress a full year's Consumer Price Index update into six months.

     GROSS  MARGIN.  Gross  margins  for the first  quarter  of 2001 were  71.9%
compared to 71.5% for the same period last year. The improvement can be partially attributed to better utilization of inventory and patient service equipment and the increase in the share of higher-margin respiratory revenues to total net revenues.

     SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expense, as a percentage of net revenue, was 54.7% for the first quarter of 2001 versus 53.3% for the corresponding period in 2000. Expenses for the first quarter of 2001 reflect staffing and compensation increases effected during 2000, most notably in the functional areas of reimbursement and delivery. The investments made in the reimbursement area have contributed to improvements in cash collections and reductions in the provision for doubtful accounts. The additions in the delivery area were in support of business growth.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts was 3.0% of net revenues for the first three months of 2001 compared to 4.2% for the corresponding period in 2000. The decrease is due to a reduction in the percentage of older accounts to total accounts receivable and a reduction in collection periods. See "Liquidity and Capital Resources - Accounts Receivable".

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization expense was $2.8 million for the first quarter of 2001 compared to $2.4 million in the corresponding period of 2000. The increase is directly attributable to intangible assets that were recorded in conjunction with acquisitions consummated after the first quarter of 2000.

     INTEREST EXPENSE. Interest expense was $8.4 million for the first quarter of 2001, down from $10.6 million for the first quarter of 2000. The decrease is due to the reduction in long-term debt and a decrease in interest rates between the periods.

     INCOME TAXES. Income taxes for the three months ended March 31, 2001 and 2000 have been provided at the effective tax rate expected to be applicable for the year.

     At December 31, 2000, Apria's federal net operating loss carryforwards ("NOLs") approximated $173 million, which will begin expiring in varying amounts in the years 2003 through 2013. Additionally, the company has various state NOLs which began expiring in 1997 and an alternative minimum tax credit carryforward of approximately $8 million. As a result of an ownership change in 1992, which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state NOLs generated prior to 1992 are each limited to approximately $5 million per year. Because of the annual limitation, approximately $57 million of each of Apria's federal and state NOLs may expire unused. Apria excludes the $57 million of potentially expiring NOLs from its deferred tax assets. In 2001, for federal tax purposes, NOLs are being utilized to the extent of the company's federal taxable income.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     CASH FLOW. Operating cash flow was $45.2 million in the first quarter of 2001 compared with $40.2 million for the corresponding period in 2000. The primary reason for the improvement is the increase in net income. The larger increase in accounts receivable in the first quarter of 2001 versus the same period in 2000 was offset by changes in other operating assets and liabilities. Cash used in investing activities was $55.3 million and $25.4 million in the first quarters of 2001 and 2000, respectively. The variance is due to an increase in business acquisitions and increases in patient service equipment purchases to support revenue growth.

     ACCOUNTS RECEIVABLE. Accounts receivable before allowance for doubtful accounts was $191.9 million at March 31, 2001 and $185.3 million at December 31, 2000. The increase is due to continued quarter-over-quarter net revenue increases. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 51 days at both March 31, 2001 and December 31, 2000. Accounts aged in excess of 180 days as a percentage of total accounts receivable decreased to 21.6% at March 31, 2001 from 23.8% at December 31, 2000.

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

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $23.2 million and $17.9 million at March 31, 2001 and December 31, 2000, respectively. Delays between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility.

     LONG-TERM DEBT. At March 31, 2001, total borrowings under the credit agreement were $140.0 million (none of which was advanced from the revolving credit facility), outstanding letters of credit totaled $1.0 million and credit available under the revolving facility was $49.0 million. At March 31, 2001, Apria had $120.4 million of its acquisition allotment (as defined by the credit agreement) remaining.

     BUSINESS COMBINATIONS. Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying income statements from the date of acquisition. During the three-month period ended March 31, 2001, cash paid for acquisitions was $25.3 million. For acquisitions that closed during the period, approximately $25.8 million was allocated to intangible assets, which includes amounts not yet paid. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.

     OTHER. Apria's management believes that cash provided by operations together with cash invested in its money market account and amounts available under its existing credit facility will be sufficient to finance its current operations for at least the next year.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Apria does not currently utilize derivative financial instruments that expose the company to significant market risk. However, Apria is subject to interest rate changes on its variable rate term loan under the company's bank credit agreement that may affect the fair value of that debt and cash flow and earnings. Based on the term debt outstanding at March 31, 2001 and the current market perception, a 100 basis point change in the applicable interest rates would increase or decrease Apria's annual cash flow and pretax earnings by approximately $1.4 million.

                           PART II - OTHER INFORMATION
                           ---------------------------


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

           Apria is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Apria has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by the company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on Apria's financial condition or results of operations.

ITEMS 2-5. NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits:

                 Exhibit
                 Number     Reference
                 ------     ---------

                 10.1 Amendment No. 1 to the 1998 Nonqualified Stock Incentive Plan, dated January 31, 2001. Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000.

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


                            APRIA HEALTHCARE GROUP INC.
                            ---------------------------
                                   Registrant




May 15, 2001                /s/  JOHN C. MANEY
                            ----------------------------------------------------
                            John C. Maney
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)