Form 10-Q
period 2001-06-30
APRIA HEALTHCARE GROUP INC
filed 2001-08-02
CIK 882289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2001

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

There were 54,109,795 shares of common stock, $.001 par value, outstanding at July 20, 2001.

                           APRIA HEALTHCARE GROUP INC.

                                    FORM 10-Q

                       FOR THE PERIOD ENDED JUNE 30, 2001






PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.       Financial Statements

              - Condensed Consolidated Balance Sheets
              - Condensed Consolidated Income Statements
              - Condensed Consolidated Statements of Cash Flows
              - Notes to Condensed Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk


PART II.  OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings

Item 2.       Changes in Securities and Use of Proceeds

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                           APRIA HEALTHCARE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,   DECEMBER 31,
(dollars in thousands)                                                            2001        2000
-------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...............................................    $  26,632    $  16,864
  Accounts receivable, less allowance for doubtful accounts of $36,469
    and $39,787 at June 30, 2001 and December 31, 2000, respectively ......      157,071      145,518
  Inventories, net ........................................................       22,623       22,404
  Deferred income taxes ...................................................       33,673       33,067
  Prepaid expenses and other current assets ...............................       10,799        8,617
                                                                               ---------    ---------
          TOTAL CURRENT ASSETS ............................................      250,798      226,470

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $327,128
  and $310,741 at June 30, 2001 and December 31, 2000, respectively .......      153,580      134,812
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET .................................       43,540       40,630
DEFERRED INCOME TAXES .....................................................       60,853       75,076
INTANGIBLE ASSETS, NET ....................................................      165,169      137,928
OTHER ASSETS ..............................................................        1,649        1,687
                                                                               ---------    ---------
                                                                               $ 675,589    $ 616,603
                                                                               =========    =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ........................................................    $  55,485    $  54,250
  Accrued payroll and related taxes and benefits ..........................       28,948       28,449
  Accrued insurance .......................................................        9,507        9,980
  Income taxes payable ....................................................       13,702       13,378
  Other accrued liabilities ...............................................       28,879       24,555
  Current portion of long-term debt .......................................       20,937        1,999
                                                                               ---------    ---------
          TOTAL CURRENT LIABILITIES .......................................      157,458      132,611

LONG-TERM DEBT, net of current portion ....................................      320,716      337,750

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS' EQUITY Preferred stock, $.001 par value:
    10,000,000 shares authorized; none issued .............................            -            -
  Common stock, $.001 par value:
    150,000,000 shares authorized; 54,177,527 and 53,153,890 shares issued at June 30, 2001 and December 31, 2000, respectively;
    54,091,427 and 53,067,790 outstanding at June 30, 2001 and
    December 31, 2000, respectively .......................................           54           53
  Additional paid-in capital ..............................................      360,470      343,621
  Accumulated deficit .....................................................     (162,148)    (196,471)
  Treasury stock, at cost; 86,100 shares at June 30, 2001
    and December 31, 2000 .................................................         (961)        (961)
                                                                               ---------    ---------
                                                                                 197,415      146,242
                                                                               ---------    ---------
                                                                               $ 675,589    $ 616,603
                                                                               =========    =========

See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                           ------------------       -------------------
(dollars in thousands, except per share data)                2001       2000          2001       2000
-------------------------------------------------------------------------------------------------------

Net revenues ...........................................   $283,480   $252,570      $554,834   $503,292
Costs and expenses:
   Cost of net revenues:
      Product and supply costs .........................     49,775     46,966       101,702     96,412
      Patient service equipment depreciation ...........     22,477     19,410        43,441     38,263
      Nursing services .................................        306        417           660        870
      Other ............................................      3,017      2,588         6,050      5,337
                                                           --------   --------      --------   --------
          TOTAL COST OF NET REVENUES ...................     75,575     69,381       151,853    140,882

Provision for doubtful accounts ........................     11,069      8,399        19,219     19,018
   Selling, distribution and administrative ............    158,097    137,737       306,491    271,262
   Amortization of intangible assets ...................      3,126      2,486         5,962      4,926
                                                           --------   --------      --------   --------
          TOTAL COSTS AND EXPENSES .....................    247,867    218,003       483,525    436,088
                                                           --------   --------      --------   --------

          OPERATING INCOME .............................     35,613     34,567        71,309     67,204
Interest expense, net ..................................      8,027     10,307        16,435     20,908
                                                           --------   --------      --------   --------
          INCOME BEFORE TAXES ..........................     27,586     24,260        54,874     46,296
Income tax expense .....................................     10,339     10,189        20,551     19,444
                                                           --------   --------      --------   --------
          NET INCOME ...................................   $ 17,247   $ 14,071      $ 34,323   $ 26,852
                                                           ========   ========      ========   ========


Net income per common share:
   Basic ...............................................   $   0.32   $   0.27      $   0.64   $   0.51
   Diluted .............................................   $   0.31   $   0.26      $   0.62   $   0.50

Weighted average common shares outstanding:
   Basic ...............................................     53,748     52,326        53,570     52,258
   Diluted .............................................     55,748     53,661        55,616     53,804



See notes to condensed consolidated financial statements

                           APRIA HEALTHCARE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             ------------------------
(dollars in thousands)                                                          2001          2000
-----------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income ...............................................................   $  34,323     $  26,852
Items included in net income not requiring cash:
  Provision for doubtful accounts ........................................      19,219        19,018
  Depreciation and amortization ..........................................      57,022        52,242
  Amortization of deferred debt costs ....................................       1,176         1,357
  Deferred income taxes and other ........................................      18,817        17,939
Changes in operating assets and liabilities, exclusive of
  effects of acquisitions:
  Accounts receivable ....................................................     (30,772)      (17,591)
  Inventories ............................................................         (56)       (2,128)
  Prepaid expenses and other assets ......................................      (2,160)        4,266
  Accounts payable .......................................................       1,235        (6,361)
  Accrued payroll and related taxes and benefits .........................         500        (2,314)
  Other accrued liabilities ..............................................       1,545        (8,941)
                                                                             ---------     ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ......................     100,849        84,339

INVESTING ACTIVITIES
  Purchases of patient service equipment and property, equipment
    and improvements, exclusive of effects of acquisitions ...............     (66,903)      (42,744)
  Proceeds from disposition of assets ....................................         202           230
  Cash paid for acquisitions and payments of contingent consideration ....     (35,038)      (10,143)
                                                                             ---------     ---------
          NET CASH USED IN INVESTING ACTIVITIES ..........................    (101,739)      (52,657)

FINANCING ACTIVITIES
  Proceeds from revolving credit facility ................................      29,300             -
  Payments on revolving credit facility ..................................     (29,300)            -
  Payments on term loan ..................................................           -       (10,000)
  Payments on other long-term debt .......................................        (872)       (3,143)
  Repurchases of common stock ............................................           -          (958)
  Issuances of common stock ..............................................      11,530         2,373
                                                                             ---------     ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ............      10,658       (11,728)
                                                                             ---------     ---------

NET INCREASE IN CASH .....................................................       9,768        19,954
Cash and cash equivalents at beginning of period .........................      16,864        20,493
                                                                             ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................   $  26,632     $  40,447
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

For all periods presented herein, there were no differences between net income and comprehensive income.


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

Recent Accounting Pronouncements: During the first quarter of 2001, Apria adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in the fair value of derivatives must be recorded each period. SFAS No. 133 also requires formal documentation, designation at the time the hedge transaction is initiated and assessment of the effectiveness of the transactions that receive hedge accounting. At June 30, 2001, Apria had no derivative securities that require fair value measurement under SFAS No. 133. Accordingly, adoption of SFAS No. 133 did not have a material effect on the financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. Apria management is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the six months ended June 30, 2001 was $4,701,000.


NOTE C - REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

Net revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, managed care organizations, Medicare and Medicaid.

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


NOTE D - BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying income statements from the date of acquisition. During the six-month period ended June 30, 2001, cash paid for acquisitions was $35,038,000. Included in this amount is contingent consideration of $1,870,000. At June 30, 2001 outstanding contingent consideration totaled $5,116,000.

For the acquisitions that closed during the six-month period ended June 30, 2001, $33,339,000 was allocated to intangible assets, which includes amounts not yet paid. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.


NOTE E - LONG-TERM DEBT

At June 30, 2001, Apria's $200,000,000 9 1/2% senior subordinated notes were outstanding and borrowings under the then-existing credit agreement were $140,000,000.

On July 20, 2001, Apria closed a new $400,000,000 senior secured credit agreement with a syndicate of lenders led by Bank of America, N.A. The previous credit agreement and the subordinated notes, both of which were scheduled to mature in late 2002, were repaid in full concurrent with the closing of the new senior secured credit agreement. In connection with the early retirement of its debt, Apria will write-off the unamortized balance of deferred financing fees attributable to the subordinated notes and the previous credit agreement.
Accordingly, Apria will record an extraordinary charge of approximately $1,600,000, net of tax, in the third quarter of 2001.

The senior credit facilities consist of: a $100,000,000 five-year revolving credit facility; a $125,000,000 five-year term loan; and a $175,000,000 six-year term loan. On July 20, 2001, borrowings under the revolving credit facility were $43,000,000, outstanding letters of credit totaled $1,000,000 and credit available under the revolving facility was $56,000,000.

Borrowings under the senior credit facilities are collateralized by substantially all of the assets of Apria. The credit agreement contains numerous restrictions, including but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments and, restrictions on cash dividends, loans and other distributions. The agreement also permits Apria to expend a maximum of $100,000,000 per year on acquisitions.

The senior credit agreement permits Apria to select one of two variable interest rates. The base rate is expressed as the higher of (a) the Federal Funds rate plus 0.50% and (b) the Prime Rate. The Eurodollar rate is based on the London Interbank Offered Rate. Interest on outstanding balances under the senior credit agreement are determined by adding a margin to the Eurodollar rate or base rate existing at each interest calculation date. Margins currently in effect on initial borrowings under the revolving credit facility and the $125,000,000 term loan are 1.75% for Eurodollar loans and 0.75% for base rate loans. Commencing on September 30, 2001, the applicable margins for the revolving credit facility and the $125,000,000 term loan will be based on Apria's leverage ratio, which is the ratio of its funded debt to its last four quarters of EBITDA, as defined. The applicable margin ranges from 1.50% to 2.25% for Eurodollar loans and from 0.50% to 1.25% for base rate loans. For the $175,000,000 term loan, the margins are fixed at 3.00% for Eurodollar loans and at 2.00% for base rate loans. The senior credit agreement also requires payment of commitment fees ranging from 0.25% to 0.50% on the unused portion of the revolving credit facility.

The $125,000,000 term loan is repayable in 20 consecutive quarterly installments of $5,500,000 to $7,000,000 each, commencing December 31, 2001. The $175,000,000 term loan is repayable in 20 consecutive quarterly installments of $437,500 each, commencing December 31, 2001, and four of $41,562,500 each, three of which are payable on the last business day of each calendar quarter commencing December 31, 2006 and the last of which is payable on July 20, 2007.


NOTE F - EQUITY

The change in stockholders' equity, other than from net income, is attributable to the exercise of stock options and the tax benefit associated with the exercise of nonqualified stock options. For the six months ended June 30, 2001, proceeds from the exercise of stock options amounted to $11,530,000 and the related tax benefit amounted to $5,320,000.


NOTE G - INCOME TAXES

Income taxes for the six months ended June 30, 2001 and 2000 have been provided at the effective tax rate expected to be applicable for the year.

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

Two similar class actions were filed during July 1998 in the Superior Court for the State of California for the County of Orange: Schall v. Apria Healthcare Group Inc., et. al. (Case No. 797060) and Thompson v. Apria Healthcare Group Inc., et al. (Case No. 797580). These two actions were consolidated by a court order dated October 22, 1998 (Master Case No. 797060). On June 14, 1999, the plaintiffs filed a Consolidated Amended Class Action Complaint asserting claims founded on state law and on Sections 11 and 12(2) of the 1933 Securities Act.

Apria believes that it has meritorious defenses to the plaintiffs' claims, and it intends to vigorously defend itself in both the federal and state cases. In the opinion of Apria's management, the ultimate disposition of these class actions will not have a material adverse effect on Apria's results of operations or financial condition.

Since mid-1998 Apria has received a number of subpoenas and document requests from U.S. Attorneys' offices and from the U.S. Department of Health and Human Services. The subpoenas and requests generally ask for documents, such as patient files, billing records and other documents relating to billing practices, related to Apria's patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government in connection with these investigations and is responding to the document requests and subpoenas. In July 1999, Apria received notification that the U.S. Attorney's office in Sacramento closed its criminal investigation file relating to eight subpoenas that had been issued by that office.

In January 2001, Apria was informed by the U.S. Attorney's office in Los Angeles that the billing investigation being conducted by that office is the result of qui tam litigation filed on behalf of the government against Apria, and that the government is investigating certain allegations for the purpose of determining whether it will intervene in that litigation. The complaints in the litigation are under seal, however, and the government has not informed Apria of either the identity of the court or courts where the proceedings are pending, the date or dates instituted, the identity of the plaintiffs or the factual bases alleged to underlie the proceedings. To date, the U.S. Attorney's office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention soon.

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

Since early 2001, Apria has had discussions with representatives of the government concerning the results of a sampling of 300 patient files submitted by Apria in response to government subpoenas. The government's sample of 300 patient files includes approximately 2,300 "claims" or monthly invoices for services and products over a three-and-one-half year period from mid-1995 through year-end 1998. The government has alleged that certain of these claims, involving up to approximately $110,000 of aggregate billings, are inadequately supported by required documentation with the result, in the government's view, that Apria is liable for overpayments and penalties under the False Claims Act. On July 12, 2001, government representatives and counsel for the plaintiffs in the qui tam actions asserted that, by a process of extrapolation from the 300 patient sample to all of Apria's billings to the federal government during the sample period, Apria is liable to the government for treble damages of $309 million (based on an extrapolation to $103 million from the alleged false claims in the sample), plus penalties of $5,000 to $10,000 for each of over 900,000 allegedly false claims, or a range of total liability from $4.8 billion to over $9 billion.

Apria considers these assertions and amounts to be unsupported both legally and factually. Apria's position is that the legal analysis of the government and the qui tam plaintiffs is incorrect, that their review of the sample vastly overstates the number and significance of deficiencies, and that the sampling and extrapolation methodologies under the circumstances are statistically flawed and legally problematic. Apria believes that the number of sample invoices affected by substantive errors or omissions in supporting documentation is much less than the government and the qui tam plaintiffs assert. Further, Apria believes that most of the alleged errors and omissions should not give rise to any liability, for refunds or otherwise. In fact, Apria believes that its total obligation to refund overpayments attributable to all of the substantively deficient documentation in the government's sample should be less than $10,000 instead of the $110,000 alleged by the government.

Apria believes that the claims asserted are unwarranted and that Apria is in a position to assert numerous meritorious defenses. However, Apria cannot provide any assurances as to the outcome of these proceedings. Management cannot estimate the possible loss or range of loss that may result from these proceedings and therefore has not recorded any related accruals.

Apria is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Apria has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by Apria upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on Apria's results of operations or financial condition.


NOTE I - PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

                                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                       JUNE 30,              JUNE 30,
                                                                 ------------------     ------------------
(in thousands, except per share data)                               2001     2000         2001     2000
----------------------------------------------------------------------------------------------------------

NUMERATOR:
  Net income ...............................................      $17,247   $14,071     $34,323   $26,852
  Numerator for basic and diluted per share amounts - net
    income available to common stockholders ................      $17,247   $14,071     $34,323   $26,852

DENOMINATOR:
  Denominator for basic per share
    amounts - weighted average shares ......................       53,748    52,326      53,570    52,258

      Effect of dilutive securities:
        Employee stock options .............................        2,000     1,335       2,046     1,546
                                                                  -------   -------     -------   -------
        Total dilutive potential common shares .............        2,000     1,335       2,046     1,546
                                                                  -------   -------     -------   -------
  Denominator for diluted per share amounts -
    adjusted weighted average shares .......................       55,748    53,661      55,616    53,804
                                                                  =======   =======     =======   =======

BASIC NET INCOME PER COMMON SHARE ..........................      $  0.32   $  0.27     $  0.64   $  0.51
                                                                  =======   =======     =======   =======
DILUTED NET INCOME PER COMMON SHARE ........................      $  0.31   $  0.26     $  0.62   $  0.50
                                                                  =======   =======     =======   =======

Employee stock options excluded from the computation of diluted per share amounts:

    Exercise price exceeds average market
      price of common stock ................................        1,815     2,659       1,900     2,608

Average exercise price per share that exceeds
  average market price of common stock .....................      $ 27.12   $ 18.34     $ 27.08   $ 18.42
                                                                  =======   =======     =======   =======

--------------------------------------------------------------------------------
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Apria's business is subject to a number of risks, some of which are beyond the company's control. The company has described certain of those risks in its Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 22, 2001 and Amendment No. 2 to Form S-3 Registration Statement, as filed on July 26, 2001. This report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Those risks include: whether the company will be able to resolve issues pertaining to the collectibility of its accounts receivable, healthcare reform and the effect of federal and state healthcare regulations, the ongoing government investigations regarding patients covered by Medicare and other federal programs, pricing pressures from large payors and changes in governmental reimbursement levels, the effectiveness of the company's operating systems and controls, and the successful implementation of the company's acquisition strategy.
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     NET REVENUES. Net revenues were $283.5 million and $554.8 million in the second quarter and first six months of 2001, respectively, compared to $252.6 million and $503.3 million for the corresponding periods in 2000. The increases in net revenues are primarily due to new contracts with regional and national payors, the acquisition of complementary businesses and price increases in certain managed care contracts.

                                              SIX MONTHS ENDED JUNE 30,
                                     ------------------------------------------
                                            2001                    2000
                                     ------------------     -------------------
(dollars in thousands)                   $          %           $          %
-------------------------------------------------------------------------------

Respiratory therapy ............     $363,411     65.5%     $326,207     64.8%
Infusion therapy ...............      107,259     19.3%       95,449     19.0%
HME/other ......................       84,164     15.2%       81,636     16.2%
                                     --------    -----      --------    -----
     Total net revenues ........     $554,834    100.0%     $503,292    100.0%
                                     ========    =====      ========    =====

     Use of Estimates in Recording Net Revenues. Substantially all of Apria's revenues are reimbursed by third party payors, including private insurers Medicare, Medicaid and managed care organizations. Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required in recording net revenues. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available.

     Medicare Reimbursement Update. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provides reinstatement of the Consumer Price Index-based reimbursement increase in 2001 for certain durable medical equipment products and services. The increase, which went into effect July 1, 2001 and continues through December 31, 2001, includes a transitional allowance that will effectively compress a full year's Consumer Price Index update into six months.

     GROSS MARGIN. Gross margins for the second quarter of 2001 and the six months ended June 30, 2001 were 73.3% and 72.6%, respectively, compared to 72.5% and 72.0% for the same periods last year. The improvement is attributable to better utilization of inventory and patient service equipment, the increase in the share of higher-margin respiratory revenues to total net revenues, a shift toward the higher-margin therapies within the infusion line and the price increases reflected in net revenues.

     SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expenses, as percentages of net revenue, were 55.8% and 55.2% for the second quarter and first half of 2001, respectively, versus 54.5% and 53.9% for the corresponding periods in 2000. The increases are mainly attributable to merit and other compensation increases.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts was 3.9% of net revenues for the second quarter of 2001 and 3.5% for the first six months of 2001 compared to 3.3% and 3.8% for the corresponding periods in 2000. The decrease between the six-month periods is due to a reduction in the percentage of older accounts to total accounts receivable and a reduction in collection periods. See "Liquidity and Capital Resources - Accounts Receivable".

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization expense was $3.1 million and $6.0 million for the second quarter and first six months of 2001, respectively, compared to $2.5 million and $4.9 million in the corresponding periods of 2000. The increases are directly attributable to intangible assets that were recorded in conjunction with acquisitions consummated after the subject periods of 2000.

     INTEREST EXPENSE. Interest expense was $8.0 million for the second quarter of 2001, down from $10.3 million in the second quarter of 2000. For the six months ended June 30, 2001 interest expense was $16.4 million compared to $20.9 million in the same period in 2000. The decreases are due to the reduction in long-term debt and decreases in interest rates between the periods.

     INCOME TAXES. Income taxes for the six months ended June 30, 2001, and in the corresponding period of 2000, have been provided at the effective tax rate expected to be applicable for the year.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     CASH FLOW. Operating cash flow was $100.8 million in the first six months of 2001 compared with $84.3 million in the corresponding period in 2000. The cash flow increase was primarily attributable to the increase in net income before items not requiring cash. The larger increase in accounts receivable in the first half of 2001, when compared to the same period in 2000, was offset by decreases in other working capital requirements.

     Cash used in investing activities increased to $101.7 million for the first half of 2001 compared to $52.7 million during the same period last year. The increase is attributable to an increase in patient service equipment purchases to support the revenue growth and increased acquisition activity.

     Financing activities provided cash of $10.7 million during the first six months of 2001 compared to $11.7 million used during the corresponding period of 2000. The variance is due to the absence of term loan payments in the 2001 period that resulted from large prepayments made in the latter part of 2000. Also contributing to the variance is the increase in 2001 in proceeds from the exercise of employee stock options.

     ACCOUNTS RECEIVABLE. Accounts receivable, before allowance for doubtful accounts, was $193.5 million at June 30, 2001 and $185.3 million at December 31, 2000. The increase is due to continued quarter-over-quarter net revenue increases. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 50 days at June 30, 2001 compared to 51 days at December 31, 2000. Accounts aged in excess of 180 days as a percentage of total accounts receivable decreased to 20.4% at June 30, 2001 from 23.8% at December 31, 2000.

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

     Unbilled Receivables. Delays between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Such earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility. Earned but unbilled receivables were $26.8 million and $17.9 million at June 30, 2001 and December 31, 2000, respectively. The increase is largely due to the acquisitions effected during the first half of 2001. The time-consuming processes of converting patient files onto Apria's systems and obtaining provider numbers from government payors often delay billing of the newly acquired business.

     LONG-TERM DEBT. At June 30, 2001, Apria's $200 million 9 1/2% senior subordinated notes were outstanding and borrowings under the then-existing credit agreement were $140 million.

     On July 20, 2001, Apria closed a new $400 million senior secured credit agreement with a syndicate of lenders led by Bank of America, N.A. The previous credit agreement and the subordinated notes, both of which were scheduled to mature in late 2002, were repaid in full concurrent with the closing of the new senior secured credit agreement. In connection with the early retirement of its debt, Apria will write-off the unamortized balance of deferred financing fees attributable to the subordinated notes and the previous credit agreement. Accordingly, Apria will record an extraordinary charge of approximately $1.6 million, net of tax, in the third quarter of 2001.

     The senior credit facilities consist of: a $100 million five-year revolving credit facility; a $125 million five-year term loan; and a $175 million six-year term loan. On July 20, 2001, borrowings under the revolving credit facility were $43 million, outstanding letters of credit totaled $1 million and credit available under the revolving facility was $56 million.

     BUSINESS COMBINATIONS. Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying income statements from the date of acquisition. During the six-month period ended June 30, 2001, cash paid for acquisitions was $35.0 million. Included in this amount is contingent consideration of $1.9 million. Outstanding contingent consideration at June 30, 2001 totaled $5.1 million.

     For acquisitions that closed during the first half of 2001, approximately $33.3 million was allocated to intangible assets, which includes amounts not yet paid. Goodwill is being amortized over 20 years and covenants not to compete are being amortized over the life of the respective agreements.

     FEDERAL INVESTIGATIONS. The U.S. Attorney's office in Los Angeles is conducting an investigation of Apria's billing documentation. The U.S. Attorney's office has informed Apria that this investigation is the result of qui tam litigation filed by one or more individuals on behalf of the government, but has not yet informed Apria whether it will intervene in the qui tam actions; however, it could reach a decision with respect to intervention soon. If the U.S. Attorney were to intervene in the qui tam cases, or if qui tam actions were to proceed without such intervention, the amount of the claim could be highly material. On July 12, 2001, government representatives and counsel for the plaintiffs in the qui tam actions asserted that, by a process of extrapolation from a 300 patient sample to all of Apria's billings to the federal government during the sample period from mid-1995 through year-end 1998, Apria is liable to the government for treble damages of $309 million (based on an extrapolation to $103 million from the alleged false claims in the sample), plus penalties of $5,000 to $10,000 for each of over 900,000 allegedly false claims, or a range of total liability from $4.8 billion to over $9 billion. Although Apria believes that such assertions are unwarranted, and is prepared to vigorously defend against any attempt to impose material liabilities or penalties, Apria can provide no assurance as to the outcome of these proceedings. In the event Apria was found liable or otherwise reached settlement on any such claim in a material amount, Apria's liquidity and capital resources could be adversely affected. See "Note H to the Condensed Consolidated Financial Statements".

     RECENT ACCOUNTING PRONOUNCEMENTS. During the first quarter of 2001, Apria adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in the fair value of derivatives must be recorded each period. SFAS No. 133 also requires formal documentation, designation at the time the hedge transaction is initiated and assessment of the effectiveness of the transactions that receive hedge accounting. At June 30, 2001, Apria had no derivative securities that require fair value measurement under SFAS No. 133. Accordingly, adoption of SFAS No. 133 did not have a material effect on the financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently is circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. Apria management is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the six months ended June 30, 2001 was $4.7 million.

     OTHER. Apria's management believes that cash provided by operations together with cash invested in its money market account and amounts available under its existing credit facility will be sufficient to finance its current operations for at least the next year.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Apria does not currently utilize derivative financial instruments that expose the company to significant market risk. However, Apria is subject to interest rate changes on its variable rate term loans under the company's bank credit agreements. Based on the term debt outstanding at June 30, 2001 and the new term loans funded in July 2001, along with current market perception, a 100 basis point change in the applicable interest rates would increase or decrease Apria's annual cash flow and pretax earnings by approximately $2.9 million. See "Note E to the Condensed Consolidated Financial Statements".

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

            Two similar class actions were filed during July 1998 in the Superior Court for the State of California for the County of Orange:
            Schall v. Apria Healthcare Group Inc., et. al. (Case No. 797060) and Thompson v. Apria Healthcare Group Inc., et al. (Case No. 797580). These two actions were consolidated by a court order dated October 22, 1998 (Master Case No. 797060). On June 14, 1999, the plaintiffs filed a Consolidated Amended Class Action Complaint asserting claims founded on state law and on Sections 11 and 12(2) of the 1933 Securities Act.

            Apria believes that it has meritorious defenses to the plaintiffs' claims, and it intends to vigorously defend itself in both the federal and state cases. In the opinion of Apria's management, the ultimate disposition of these class actions will not have a material adverse effect on Apria's results of operations or financial condition.

            Since mid-1998 Apria has received a number of subpoenas and document requests from U.S. Attorneys' offices and from the U.S. Department of Health and Human Services. The subpoenas and requests generally ask for documents, such as patient files, billing records and other documents relating to billing practices, related to Apria's patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government in connection with these investigations and is responding to the document requests and subpoenas. In July 1999, Apria received notification that the
            U.S. Attorney's office in Sacramento closed its criminal investigation file relating to eight subpoenas that had been issued by that office.

            In January 2001, Apria was informed by the U.S. Attorney's office in Los Angeles that the billing investigation being conducted by that office is the result of qui tam litigation filed on behalf of the government against Apria, and that the government is investigating certain allegations for the purpose of determining whether it will intervene in that litigation. The complaints in the litigation are under seal, however, and the government has not informed Apria of either the identity of the court or courts where the proceedings are pending, the date or dates instituted, the identity of the plaintiffs or the factual bases alleged to underlie the proceedings. To date, the U.S. Attorney's office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention soon.

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

            Since early 2001, Apria has had discussions with representatives of the government concerning the results of a sampling of 300 patient files submitted by Apria in response to government subpoenas. The government's sample of 300 patient files includes approximately 2,300 "claims" or monthly invoices for services and products over a three-and-one-half year period from mid-1995 through year-end 1998. The government has alleged that certain of these claims, involving up to approximately $110,000 of aggregate billings, are inadequately supported by required documentation with the result, in the government's view, that Apria is liable for overpayments and penalties under the False Claims Act. On July 12, 2001, government representatives and counsel for the plaintiffs in the qui tam actions asserted that, by a process of extrapolation from the 300 patient sample to all of Apria's billings to the federal government during the sample period, Apria is liable to the government for treble damages of $309 million (based on an extrapolation to $103 million from the alleged false claims in the sample), plus penalties of $5,000 to $10,000 for each of over 900,000 allegedly false claims, or a range of total liability from $4.8 billion to over $9 billion.

            Apria considers these assertions and amounts to be unsupported both legally and factually. Apria's position is that the legal analysis of the government and the qui tam plaintiffs is incorrect, that their review of the sample vastly overstates the number and
            significance   of   deficiencies,   and   that  the   sampling   and
            extrapolation methodologies under the circumstances are statistically flawed and legally problematic. Apria believes that the number of sample invoices affected by substantive errors or omissions in supporting documentation is much less than the government and the qui tam plaintiffs assert. Further, Apria believes that most of the alleged errors and omissions should not give rise to any liability, for refunds or otherwise. In fact, Apria believes that its total obligation to refund overpayments attributable to all of the substantively deficient documentation in the government's sample should be less than $10,000 instead of the $110,000 alleged by the government.

            Apria believes that the claims asserted are unwarranted and that Apria is in a position to assert numerous meritorious defenses. However, Apria cannot provide any assurances as to the outcome of these proceedings. Management cannot estimate the possible loss or range of loss that may result from these proceedings and therefore has not recorded any related accruals.

            Apria is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Apria has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by Apria upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on Apria's results of operations or financial condition.

ITEMS 2-5.  NOT APPLICABLE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits:

                 None.

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


                            APRIA HEALTHCARE GROUP INC.
                            ---------------------------
                                    Registrant



August 2, 2001              /s/  JOHN C. MANEY
                            ----------------------------------------------------
                            John C. Maney
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)