Form 10-Q
period 2001-09-30
APRIA HEALTHCARE GROUP INC
filed 2001-11-14
CIK 882289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2001

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

There were 54,496,817 shares of common stock, $.001 par value, outstanding at November 5, 2001.

                           APRIA HEALTHCARE GROUP INC.

                                    FORM 10-Q

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001






PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           APRIA HEALTHCARE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                               SEPTEMBER 30,  DECEMBER 31,
(dollars in thousands)                                                             2001           2000
----------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents .................................................   $  17,552     $  16,864
  Accounts receivable, less allowance for doubtful accounts of $35,790
    and $39,787 at September 30, 2001 and December 31, 2000, respectively ...     161,200       145,518
  Inventories, net ..........................................................      21,838        22,404
  Deferred income taxes .....................................................      33,321        33,067
  Prepaid expenses and other current assets .................................      12,568         8,617
                                                                                ---------     ---------
          TOTAL CURRENT ASSETS ..............................................     246,479       226,470

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $335,561
  and $310,741 at September 30, 2001 and December 31, 2000, respectively ....     160,441       134,812
PROPERTY AND EQUIPMENT, NET .................................................      43,621        40,630
DEFERRED INCOME TAXES .......................................................      53,188        75,076
INTANGIBLE ASSETS, NET ......................................................     175,284       137,928
OTHER ASSETS ................................................................       8,268         5,416
                                                                                ---------     ---------
                                                                                $ 687,281     $ 620,332
                                                                                =========     =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ..........................................................   $  54,283     $  54,250
  Accrued payroll and related taxes and benefits ............................      38,277        28,449
  Accrued insurance .........................................................       9,941         9,980
  Income taxes payable ......................................................      14,448        13,378
  Other accrued liabilities .................................................      30,479        24,555
  Current portion of long-term debt .........................................      26,594         1,999
                                                                                ---------     ---------
          TOTAL CURRENT LIABILITIES .........................................     174,022       132,611

LONG-TERM DEBT, net of current portion ......................................     293,067       341,479

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS' EQUITY Preferred stock, $.001 par value:
    10,000,000 shares authorized; none issued ...............................           -             -
  Common stock, $.001 par value:
    150,000,000 shares authorized; 54,479,917 and 53,153,890 shares issued at September 30, 2001 and December 31, 2000, respectively;
    54,393,817 and 53,067,790 outstanding at September 30, 2001 and
    December 31, 2000, respectively .........................................          54            53
  Additional paid-in capital ................................................     365,642       343,621
  Accumulated deficit .......................................................    (144,543)     (196,471)
  Treasury stock, at cost; 86,100 shares at September 30, 2001
    and December 31, 2000 ...................................................        (961)         (961)
                                                                                ---------     ---------
                                                                                  220,192       146,242
                                                                                ---------     ---------
                                                                                $ 687,281     $ 620,332
                                                                                =========     =========
See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                               ----------------------     ----------------------
(dollars in thousands, except per share data)                     2001         2000          2001         2000
----------------------------------------------------------------------------------------------------------------

Net revenues ...............................................   $ 284,025    $ 252,588     $ 838,859    $ 755,880
Costs and expenses:
   Cost of net revenues:
      Product and supply costs .............................      50,376       45,230       152,078      141,643
      Patient service equipment depreciation ...............      23,127       19,172        66,568       57,435
      Nursing services .....................................         194          467           854        1,337
      Other ................................................       2,780        2,541         8,830        7,877
                                                               ---------    ---------     ---------    ---------
          TOTAL COST OF NET REVENUES .......................      76,477       67,410       228,330      208,292

   Selling, distribution and administrative ................     158,750      140,115       465,241      411,377
   Provision for doubtful accounts .........................       9,873        6,767        29,092       25,785
   Amortization of intangible assets .......................       3,244        2,601         9,206        7,527
                                                               ---------    ---------     ---------    ---------
          TOTAL COSTS AND EXPENSES .........................     248,344      216,893       731,869      652,981
                                                               ---------    ---------     ---------    ---------

          OPERATING INCOME .................................      35,681       35,695       106,990      102,899
Interest expense, net ......................................       5,093       10,167        21,528       31,075
                                                               ---------    ---------     ---------    ---------
          INCOME BEFORE TAXES AND
          EXTRAORDINARY CHARGE .............................      30,588       25,528        85,462       71,824
Income taxes ...............................................      11,455       10,722        32,006       30,166
                                                               ---------    ---------     ---------    ---------
          INCOME BEFORE EXTRAORDINARY CHARGE ...............      19,133       14,806        53,456       41,658
Extraordinary charge on debt refinancing, net of taxes .....       1,528            -         1,528            -
                                                               ---------    ---------     ---------    ---------
          NET INCOME .......................................   $  17,605    $  14,806     $  51,928    $  41,658
                                                               =========    =========     =========    =========



Basic income per common share:
   Income before extraordinary charge ......................   $    0.35    $    0.28     $    0.99    $    0.80
   Extraordinary charge on debt refinancing, net of taxes...       (0.03)           -         (0.03)           -
                                                               ---------    ---------     ---------    ---------
          Net income .......................................   $    0.32    $    0.28     $    0.96    $    0.80
                                                               =========    =========     =========    =========

Diluted income per common share:
   Income before extraordinary charge ......................   $    0.34    $    0.28     $    0.96    $    0.77
   Extraordinary charge on debt refinancing, net of taxes...       (0.03)           -         (0.03)           -
                                                               ---------    ---------     ---------    ---------
          Net income .......................................   $    0.31    $    0.28     $    0.93    $    0.77
                                                               =========    =========     =========    =========

See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        ----------------------
(dollars in thousands)                                                     2001        2000
----------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income ..........................................................   $  51,928    $  41,658
Items included in net income not requiring cash:
  Extraordinary charge on debt refinancing ..........................       2,443            -
  Provision for doubtful accounts ...................................      29,092       25,785
  Depreciation and amortization .....................................      87,676       78,091
  Amortization of deferred debt costs ...............................       1,552        2,025
  Deferred income taxes and other ...................................      28,415       27,037
Changes in operating assets and liabilities, exclusive of
effects of acquisitions:
  Accounts receivable ...............................................     (44,773)     (18,202)
  Inventories, net ..................................................         729          155
  Prepaid expenses and other assets .................................      (5,173)         998
  Accounts payable ..................................................          33         (858)
  Accrued payroll and related taxes and benefits ....................       9,828        5,895
  Other accrued liabilities .........................................       4,350       (3,594)
                                                                        ---------    ---------

          NET CASH PROVIDED BY OPERATING ACTIVITIES .................     166,100      158,990

INVESTING ACTIVITIES
  Purchases of patient service equipment and property
    and equipment, exclusive of effects of acquisitions .............     (99,775)     (66,553)
  Proceeds from disposition of assets ...............................         235          482
  Cash paid for acquisitions and payments of
    contingent consideration.........................................     (49,745)     (15,400)
                                                                        ---------    ---------

          NET CASH USED IN INVESTING ACTIVITIES .....................    (149,285)     (81,471)

FINANCING ACTIVITIES
  Proceeds from revolving credit facilities, net ....................      16,000            -
  Proceeds from term loans ..........................................     300,000            -
  Payments on term loans ............................................    (140,000)     (30,062)
  Payment on redemption of senior subordinated notes ................    (200,000)           -
  Payments on other long-term debt ..................................      (1,653)      (3,402)
  Capitalized debt costs, net .......................................      (5,597)        (983)
  Repurchases of common stock .......................................           -         (958)
  Issuances of common stock .........................................      15,123        2,766
                                                                        ---------    ---------

          NET CASH USED IN FINANCING ACTIVITIES .....................     (16,127)     (32,639)
                                                                        ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................         688       44,880
Cash and cash equivalents at beginning of period ....................      16,864       20,493
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $  17,552    $  65,373
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

Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements: During the first quarter of 2001, Apria adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in the fair value of derivatives must be recorded each period. SFAS No. 133 also requires formal documentation, designation at the time the hedge transaction is initiated and assessment of the effectiveness of the transactions that receive hedge accounting. At adoption and at September 30, 2001, Apria had no derivative instruments that require fair value measurement under SFAS No. 133. Accordingly, adoption of SFAS No. 133 did not have a material effect on the consolidated financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and eliminates the pooling of interests method. Adoption of SFAS No. 141 did not have a significant effect on the company's consolidated financial statements.

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the company will perform a transitional goodwill impairment test. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with this statement. Adoption of SFAS No. 142 in its entirety is required for fiscal periods beginning after December 15, 2001. Apria management is currently evaluating the impact of the new accounting standard on existing goodwill and other intangible assets. The ultimate impact of the new accounting standard has yet to be determined. Goodwill amortization expense for the nine months ended September 30, 2001 was $7,301,000.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured similar to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale. The provisions of SFAS No. 144 are effective for financial statements issued for years beginning after December 15, 2001. The adoption of this statement will not have a material effect on Apria's financial statements.

NOTE C - REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

Net revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, managed care organizations, Medicare and Medicaid.

Due to the nature of the industry and the reimbursement environment in which Apria operates, net revenues and accounts receivable are recorded at their expected net realizable values. Inherent in this process is the risk that the expected amounts will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

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


NOTE D - BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying income statements from the date of acquisition. During the nine-month period ended September 30, 2001, cash paid for acquisitions was $49,745,000. Included in this amount is contingent consideration of $1,868,000. At September 30, 2001 outstanding contingent consideration totaled $5,001,000.

For the acquisitions that closed during the nine-month period ended September 30, 2001, $46,699,000 was allocated to intangible assets, which includes amounts not yet paid. The majority of such intangible assets represents goodwill from business combinations completed prior to June 30, 2001, which is being amortized over 20 years, and covenants not to compete which are being amortized over the life of the respective agreements.


NOTE E - LONG-TERM DEBT

On July 20, 2001, Apria closed a new $400,000,000 senior secured credit agreement with a syndicate of lenders led by Bank of America, N.A. The company's previous credit agreement and the $200,000,000 9 1/2% senior subordinated notes, both of which were scheduled to mature in late 2002, were repaid in full concurrent with the closing of the new senior secured credit agreement. In connection with the early retirement of its debt, Apria wrote-off the unamortized balance of deferred financing fees attributable to the subordinated notes and the previous credit agreement. Accordingly, Apria recorded an extraordinary charge of $1,528,000, net of tax, in the quarter ended September 30, 2001.

The senior  secured  credit  facilities  consist  of: a  $100,000,000  five-year revolving credit facility; a $125,000,000 five-year term loan; and a $175,000,000 six-year term loan. On September 30, 2001, borrowings under the revolving credit facility were $16,000,000, outstanding letters of credit totaled $1,000,000 and credit available under the revolving facility was $83,000,000.

Borrowings under the senior secured credit facilities are collateralized by substantially all of the assets of Apria. The credit agreement contains numerous restrictions, including but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments and, restrictions on cash dividends, loans and other distributions. The agreement also permits Apria to expend a maximum of $100,000,000 per year on acquisitions. At September 30, 2001, the company was in compliance with all of the financial covenants required by the agreement.

The senior secured credit agreement permits Apria to select one of two variable interest rates. One option is the base rate which is expressed as the higher of
(a) the Federal Funds rate plus 0.50% and (b) the Prime Rate. The other option is the Eurodollar rate which is based on the London Interbank Offered Rate. Interest on outstanding balances under the senior secured credit agreement are determined by adding a margin to the Eurodollar rate or base rate existing at each interest calculation date. Prior to September 30, 2001, margins on initial borrowings under the revolving credit facility and the $125,000,000 term loan were 1.75% for Eurodollar loans and 0.75% for base rate loans. Commencing on September 30, 2001, the applicable margins for the revolving credit facility and the $125,000,000 term loan are based on Apria's leverage ratio, which is the ratio of its funded debt to its last four quarters of EBITDA, as defined. The applicable margin ranges from 1.50% to 2.25% for Eurodollar loans and from 0.50% to 1.25% for base rate loans. For the $175,000,000 term loan, the margins are fixed at 3.00% for Eurodollar loans and at 2.00% for base rate loans. The senior credit agreement also requires payment of commitment fees ranging from 0.25% to 0.50% (also based on Apria's leverage ratio) on the unused portion of the revolving credit facility.

The $125,000,000 term loan is repayable in 20 consecutive quarterly installments of $5,500,000 to $7,000,000 each, commencing December 31, 2001. The $175,000,000 term loan is repayable in 20 consecutive quarterly installments of $437,500 each, commencing December 31, 2001, and four installments of $41,562,500 each, three of which are payable on the last business day of each calendar quarter commencing December 31, 2006 and the last of which is payable on July 20, 2007.


NOTE F - EQUITY

The change in stockholders' equity, other than from net income, is attributable to the exercise of stock options and the tax benefit associated with the exercise of nonqualified stock options. For the nine months ended September 30, 2001, proceeds from the exercise of stock options amounted to $15,123,000 and the related tax benefit amounted to $6,899,000.


NOTE G - INCOME TAXES

Income taxes for the nine months ended September 30, 2001 and 2000 have been provided at the effective tax rates expected to be applicable for the respective year.

At December 31, 2000, Apria's federal net operating loss carryforwards ("NOLs") approximated $174,500,000, which will begin expiring in varying amounts in the years 2003 through 2013. Apria also has various state NOLs which began expiring in 1997. Additionally, the company's alternative minimum tax credit carryforward approximated $7,600,000 at December 31, 2000. As a result of an ownership change in 1992, which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state NOLs generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of Apria's federal and state NOLs may expire unused. The company excludes the $57,000,000 of potentially expiring NOLs from its deferred tax assets. In 2001, for federal tax purposes, NOLs are being utilized to the extent of the company's federal taxable income.


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

Apria and its Chief Executive Officer are also defendants in a class action lawsuit, J.E.B. Capital Partners, LP v. Apria Healthcare Group Inc. and Philip
L. Carter, filed on August 27, 2001 in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV01-813 GLT). Among other things, this complaint alleges that the defendants made false and/or misleading public statements by not announcing until July 16, 2001 the amount of potential damages asserted by the U.S. Attorney's office in Los Angeles and counsel for the plaintiffs in the qui tam actions referred to below.

Apria believes that, in all of these class action cases, it has meritorious defenses to the plaintiffs' claims, and it intends to vigorously defend itself. In the opinion of Apria's management, the ultimate disposition of these class actions will not have a material adverse effect on Apria's results of operations or financial condition.

As  previously   reported,   since  mid-1998  Apria  has  been  the  subject  of
investigations conducted by several U.S. Attorneys' offices and the U.S. Department of Health and Human Services, all of which concern the documentation supporting Apria's billing for services provided to patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government in connection with these investigations and is responding to various document requests and subpoenas. A criminal investigation conducted by the U.S. Attorney's office in Sacramento was closed in mid-1999 with no charges being filed. Potential claims resulting from an investigation by the U.S. Attorney's office in San Diego were settled in mid-2001 in exchange for a payment by Apria of $95,000.

Apria has been informed by the U.S. Attorney's office in Los Angeles that the investigation being conducted by that office is the result of civil qui tam litigation filed on behalf of the government against Apria. The complaints in the litigation are under seal, however, and the government has not informed Apria of either the identities of the plaintiffs, the court or courts where the proceedings are pending, the date or dates instituted or the factual bases alleged to underlie the proceedings. To date, the U.S. Attorney's office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

On July 12, 2001, government representatives and counsel for the plaintiffs in the qui tam actions asserted that, by a process of extrapolation from a sample of 300 patient files to all of Apria's billings to the federal government during the three-and-one-half year sample period, Apria could be liable to the government under the False Claims Act for more than $9 billion, consisting of extrapolated overpayment liability, plus treble damages and penalties of up to $10,000 for each allegedly false claim derived from the extrapolation.

Apria has acknowledged that there may be errors and omissions in supporting documentation affecting a portion of its billings. However, it considers the assertions and amounts described in the preceding paragraph to be unsupported both legally and factually and believes that most of the alleged documentation errors and omissions should not give rise to any liability, for overpayment refunds or otherwise. Accordingly, Apria believes that the claims asserted are unwarranted and that it is in a position to assert numerous meritorious defenses. Nevertheless, Apria cannot provide any assurances as to the outcome of these proceedings. Management cannot estimate the possible loss or range of loss that may result from these proceedings and therefore has not recorded any related accruals.

If a judge, jury or administrative agency were to determine that false claims were submitted to federal healthcare programs or that there were significant overpayments by the government, Apria could face civil and administrative claims for refunds, sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including exclusion of Apria from participation in federal healthcare programs.

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

NOTE I - PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

                                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                           ------------------     -----------------
(in thousands, except per share data)                                        2001       2000       2001       2000
-------------------------------------------------------------------------------------------------------------------

NUMERATOR:
  Net income ............................................................   $17,605   $14,806     $51,928   $41,658
  Numerator for basic and diluted per share amounts - net
    income available to common stockholders .............................   $17,605   $14,806     $51,928   $41,658

DENOMINATOR:
  Denominator for basic per share
    amounts - weighted average shares ...................................    54,231    52,324      53,790    52,280

      Effect of dilutive securities:
         Employee stock options .........................................     1,737     1,380       1,943     1,491
                                                                            -------   -------     -------   -------
         Total dilutive potential common shares .........................     1,737     1,380       1,943     1,491
                                                                            -------   -------     -------   -------

  Denominator for diluted per share amounts -
    adjusted weighted average shares ....................................    55,968    53,704      55,733    53,771
                                                                            =======   =======     =======   =======

BASIC NET INCOME PER COMMON SHARE .......................................   $  0.32   $  0.28     $  0.96   $  0.80
                                                                            =======   =======     =======   =======

DILUTED NET INCOME PER COMMON SHARE .....................................   $  0.31   $  0.28     $  0.93   $  0.77
                                                                            =======   =======     =======   =======

Employee stock options excluded from the computation of diluted per share amounts:

    Exercise price exceeds average market
      price of common stock .............................................     1,827     2,650       1,827     2,607

Average exercise price per share that exceeds
  average market price of common stock ..................................   $ 27.08   $ 18.31     $ 27.08   $ 18.37
                                                                            =======   =======      =======   =======

NOTE J - SUBSEQUENT EVENTS

During the fourth quarter of 2001, Apria entered into two interest rate swaps with a total notional amount of $100,000,000 to fix its LIBOR-based variable rate debt at 3.07% (before the applicable margin). The swap agreements became effective October 30, 2001 and terminate on October 30, 2003. The swaps will be accounted for as cash flow hedges under SFAS No. 133. See "Note E".

--------------------------------------------------------------------------------
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Apria's business is subject to a number of risks which are partly or entirely beyond the company's control. The company has described certain of those risks in its Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 22, 2001 and Amendment No. 3 to Form S-3 Registration Statement, as filed on August 7, 2001. This report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Those risks include: whether the company will be able to resolve issues pertaining to the collectibility of its accounts receivable, healthcare reform and the effect of federal and state healthcare regulations, the ongoing government investigations regarding patients covered by Medicare and other federal programs, pricing pressures from large payors and changes in governmental reimbursement levels, the effectiveness of the company's operating systems and controls, and the successful implementation of the company's acquisition strategy. In addition, the terrorist attacks of September 11, 2001 and the military and security activities which followed, their impacts on the United States economy and government spending priorities, and the effects of any further such developments pose risks and uncertainties to all United States businesses, including Apria. Among other things, deficit spending by the government as the result of adverse developments in the economy and costs of the government's response to the terrorist attacks could lead to the increased pressure to reduce government expenditures for other purposes, including governmentally-funded programs such as Medicare.
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

    NET REVENUES. Net revenues were $284.0 million and $838.9 million in the third quarter and first nine months of 2001, respectively, compared to $252.6 million and $755.9 million for the corresponding periods in 2000. The increases in net revenues are primarily due to new contracts with regional and national payors, the acquisition of complementary businesses and price increases in certain managed care contracts.

                                     THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------      -------------------------------------
                                         2001                2000                  2001                 2000
                                   ---------------     ----------------      ----------------    -----------------
(dollars in thousands)                 $       %          $       %             $        %           $        %
------------------------------------------------------------------------------------------------------------------

Respiratory therapy............    $186,069   65.5%    $162,394   64.3%      $549,480   65.5%    $488,601   64.6%
Infusion therapy...............      54,570   19.2%      49,532   19.6%       161,829   19.2%     144,981   19.2%
HME/other......................      43,386   15.3%      40,662   16.1%       127,550   15.3%     122,298   16.2%
                                   --------  ------    --------  ------      --------  ------    --------  ------
   Total net revenues              $284,025  100.0%    $252,588  100.0%      $838,859  100.0%    $755,880  100.0%
                                   ========  ======    ========  ======      ========  ======    ========  ======

    Recording of Net Revenues. Substantially all of Apria's revenues are reimbursed by third party payors, including private insurers, Medicare, Medicaid and managed care organizations. Due to the nature of the industry and the reimbursement environment in which Apria operates, net revenues are recorded at their expected net realizable values. Inherent in this process is the risk that the expected amounts will have to be revised or updated as additional information becomes available.

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

    GROSS MARGIN. Gross margins for the third quarter of 2001 and the nine months ended September 30, 2001 were 73.1% and 72.8%, respectively, compared to 73.3% and 72.4% for the same periods last year. The improvement in the year-to-date margin is attributable to better utilization of inventory and patient service equipment, the increase in the share of higher-margin respiratory revenues to total net revenues and the price increases reflected in net revenues.

    SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expenses, as percentages of net revenue, were 55.9% and 55.5% for the third quarter and the nine months ended September 30, 2001, respectively, versus 55.5% and 54.4% for the corresponding periods in 2000. The increases are mainly attributable to merit and other compensation increases.

    PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts was 3.5% of net revenues for the third quarter and the first nine months of 2001 compared to 2.7% and 3.4% for the corresponding periods in 2000. The provision percentage in the third quarter of 2000 was positively impacted by higher than normal collections. See "Liquidity and Capital Resources - Accounts Receivable".

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization expense was $3.2 million and $9.2 million for the third quarter and first nine months of 2001, respectively, compared to $2.6 million and $7.5 million in the corresponding periods of 2000. The increases are directly attributable to intangible assets that were recorded in conjunction with acquisitions consummated after the subject periods of 2000.

    INTEREST EXPENSE. Interest expense was $5.1 million for the third quarter of 2001, down from $10.2 million in the third quarter of 2000. For the nine months ended September 30, 2001 interest expense was $21.5 million compared to $31.1 million in the same period in 2000. The decreases are due to the reduction in long-term debt and decreases in interest rates between the periods.

    INCOME TAXES. Income taxes for the nine months ended September 30, 2001, and in the corresponding period of 2000, have been provided at the effective tax rates expected to be applicable for the respective year.

    At December 31, 2000, Apria's federal net operating loss carryforwards ("NOLs") approximated $174.5 million, which will begin expiring in varying amounts in the years 2003 through 2013. Apria also has various state NOLs which began expiring in 1997. Additionally, the company's alternative minimum tax credit carryforward approximated $7.6 million at December 31, 2000. As a result of an ownership change in 1992, which met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state NOLs generated prior to 1992 are each limited to approximately $5 million per year. Because of the annual limitation, approximately $57 million of each of Apria's federal and state NOLs may expire unused. Apria excludes the $57 million of potentially expiring NOLs from its deferred tax assets. In 2001, for federal tax purposes, NOLs are being utilized to the extent of the company's federal taxable income.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    CASH FLOW. Operating cash flow was $166.1 million in the first nine months of 2001 compared with $159.0 million in the corresponding period of 2000. The cash flow increase was primarily attributable to the increase in net income before items not requiring cash. The larger increase in accounts receivable in the first nine months of 2001, when compared to the same period in 2000, was partially offset by decreases in other working capital requirements.

    Cash used in investing activities increased to $149.3 million for the first nine months of 2001, compared to $81.5 million during the same period last year. The increase is attributable to an increase in patient service equipment purchases to support the revenue growth and increased acquisition activity.

    Cash used in financing activities was $16.1 million during the first nine months of 2001 compared to $32.6 million during the corresponding period of 2000. The long-term debt refinancing is reflected in the financing activities section of the 2001 statement of cash flows, but the net decrease in cash used between the periods presented is primarily attributable to the following two items: (1) Apria made no scheduled term loan payments on the former credit agreement in 2001 prior to the refinancing due to large prepayments made in the latter part of 2000, and (2) in 2001, proceeds from the exercise of stock options increased. See "Long-term Debt".

    ACCOUNTS RECEIVABLE. Accounts receivable, before allowance for doubtful accounts, was $197.0 million at September 30, 2001 and $185.3 million at December 31, 2000. The increase is due to continued quarter-over-quarter net revenue increases. Days sales outstanding (calculated as of each period-end by dividing net accounts receivable by the 90-day rolling average of net revenues) were 51 days at September 30, 2001 and at December 31, 2000. Accounts aged in excess of 180 days as a percentage of total accounts receivable decreased to 21.1% at September 30, 2001 from 23.8% at December 31, 2000.

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

    Unbilled Receivables. Delays between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Such earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility. Earned but unbilled receivables were $27.5 million and $17.9 million at September 30, 2001 and December 31, 2000, respectively. The increase is largely due to the acquisitions effected during 2001. The time-consuming processes of converting patient files onto Apria's systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business.

    LONG-TERM DEBT. On July 20, 2001, Apria closed a new $400 million senior secured credit agreement with a syndicate of lenders led by Bank of America, N.A. The previous credit agreement and Apria's $200 million 9 1/2% senior subordinated notes, both of which were scheduled to mature in late 2002, were repaid in full concurrent with the closing of the new credit agreement. In connection with the early retirement of its debt, Apria wrote-off the unamortized balance of deferred financing fees attributable to the subordinated notes and the previous credit agreement, resulting in an extraordinary charge of $1.5 million, net of tax.

    The senior secured credit facilities consist of: a $100 million five-year revolving credit facility; a $125 million five-year term loan; and a $175 million six-year term loan. On September 30, 2001, borrowings under the revolving credit facility were $16 million, outstanding letters of credit totaled $1 million and credit available under the revolving facility was $83 million.

    During the fourth quarter of 2001, Apria entered into two interest rate swaps with a total notional amount of $100 million to fix its LIBOR-based variable rate debt at 3.07% (before the applicable margin). The swap agreements became effective October 30, 2001 and terminate on October 30, 2003. The swaps will be accounted for as cash flow hedges under SFAS No. 133. See "Note E to the Condensed Consolidated Financial Statements".

    BUSINESS COMBINATIONS. Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying income statements from the date of acquisition. During the nine-month period ended September 30, 2001, cash paid for acquisitions was $49.7 million. Included in this amount is contingent consideration of $1.9 million. Outstanding contingent consideration at September 30, 2001 totaled $5.0 million.

     For acquisitions that closed during the first nine months of 2001, approximately $46.7 million was allocated to intangible assets, which includes amounts not yet paid. The majority of such intangible assets represents goodwill from business combinations completed prior to June 30, 2001, which is being amortized over 20 years, and covenants not to compete which are being amortized over the life of the respective agreements.

     FEDERAL INVESTIGATIONS. The U.S. Attorney's office in Los Angeles is conducting an investigation of Apria's billing documentation. The U.S. Attorney's office has informed Apria that this investigation is the result of qui tam litigation filed by one or more individuals on behalf of the government, but has not yet informed Apria whether it will intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time. If the U.S. Attorney were to intervene in the qui tam cases, or if qui tam actions were to proceed without such intervention, the amount of the claim could be highly material. On July 12, 2001, government representatives and counsel for the plaintiffs in the qui tam actions asserted that, by a process of extrapolation from a sample of 300 patient files to all of Apria's billings to the federal government during the three-and-one-half year sample period, Apria could be liable to the government under the False Claims Act for more than $9 billion, consisting of extrapolated overpayment liability, plus treble damages and penalties of up to $10,000 for each allegedly false claim derived from the extrapolation. Although Apria believes that such assertions are unwarranted, and is prepared to vigorously defend against any attempt to impose material liabilities or penalties, Apria can provide no assurance as to the outcome of these proceedings. In the event Apria was found liable or otherwise reached settlement on any such claim in a material amount, Apria's liquidity and capital resources could be adversely affected. See "Note H to the Condensed Consolidated Financial Statements".

     RECENT ACCOUNTING PRONOUNCEMENTS. During the first quarter of 2001, Apria adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in the fair value of derivatives must be recorded each period. SFAS No. 133 also requires formal documentation, designation at the time the hedge transaction is initiated and assessment of the effectiveness of the transactions that receive hedge accounting. At adoption and at September 30, 2001, Apria had no derivative instruments that require fair value measurement under SFAS No. 133. Accordingly, adoption of SFAS No. 133 did not have a material effect on the consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other
Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and eliminates the pooling of interests method. Adoption of SFAS No. 141 did not have a significant effect on the company's consolidated financial statements.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the company will perform a transitional goodwill impairment test. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with this statement. Adoption of SFAS No. 142 in its entirety is required for fiscal periods beginning after December 15, 2001. Apria management is currently evaluating the impact of the new accounting standard on existing goodwill and other intangible assets. The ultimate impact of the new accounting standard has yet to be determined. Goodwill amortization expense for the nine months ended September 30, 2001 was $7.3 million.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured similar to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale. The provisions of SFAS No. 144 are effective for financial statements issued for years beginning after December 15, 2001. The adoption of this statement will not have a material effect on Apria's financial statements.

    OTHER. Apria's management believes that cash provided by operations together with cash invested in its money market account and amounts available under its existing credit facility will be sufficient to finance its current operations for at least the next year.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Apria is subject to interest rate changes on its variable rate term loans under the company's bank credit agreement. Based on the term debt outstanding at September 30, 2001 and the current market perception, a 100 basis point change in the applicable interest rates would increase or decrease Apria's annual cash flow and pretax earnings by approximately $3.0 million. At September 30, 2001, Apria did not have any derivative financial instruments.

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

             Apria and its Chief Executive Officer are also defendants in a class action lawsuit, J.E.B. Capital Partners, LP v. Apria Healthcare Group Inc. and Philip L. Carter, filed on August 27, 2001 in the U.S. District Court for the Central District of
             California, Southern Division (Case No. SACV01-813 GLT). Among other things, this complaint alleges that the defendants made false and/or misleading public statements by not announcing until July 16, 2001 the amount of potential damages asserted by the U.S. Attorney's office in Los Angeles and counsel for the plaintiffs in the qui tam actions referred to below.

             Apria believes that, in all of these class action cases, it has meritorious defenses to the plaintiffs' claims, and it intends to vigorously defend itself. In the opinion of Apria's management, the ultimate disposition of these class actions will not have a material adverse effect on Apria's results of operations or financial condition.

             As previously reported, since mid-1998 Apria has been the subject of investigations conducted by several U.S. Attorneys' offices and the U.S. Department of Health and Human Services, all of which concern the documentation supporting Apria's billing for services provided to patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government in connection with these investigations and is responding to various document requests and subpoenas. A criminal investigation conducted by the U.S. Attorney's office in Sacramento was closed in mid-1999 with no charges being filed. Potential claims resulting from an investigation by the U.S. Attorney's office in San Diego were settled in mid-2001 in exchange for a payment by Apria of $95,000.

             Apria has been informed by the U.S. Attorney's office in Los Angeles that the investigation being conducted by that office is the result of civil qui tam litigation filed on behalf of the government against Apria. The complaints in the litigation are under seal, however, and the government has not informed Apria of either the identities of the plaintiffs, the court or courts where the proceedings are pending, the date or dates instituted or the factual bases alleged to underlie the proceedings. To date, the U.S. Attorney's office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

             On July 12, 2001, government representatives and counsel for the plaintiffs in the qui tam actions asserted that, by a process of extrapolation from a sample of 300 patient files to all of Apria's billings to the federal government during the three-and-one-half year sample period, Apria could be liable to the government under the False Claims Act for more than $9 billion, consisting of extrapolated overpayment liability, plus treble damages and penalties of up to $10,000 for each allegedly false claim derived from the extrapolation.

             Apria has acknowledged that there may be errors and omissions in supporting documentation affecting a portion of its billings. However, it considers the assertions and amounts described in the preceding paragraph to be unsupported both legally and factually and believes that most of the alleged documentation errors and omissions should not give rise to any liability, for overpayment refunds or otherwise. Accordingly, Apria believes that the claims asserted are unwarranted and that it is in a position to assert numerous meritorious defenses. Nevertheless, Apria cannot provide any assurances as to the outcome of these proceedings. Management cannot estimate the possible loss or range of loss that may result from these proceedings and therefore has not recorded any related accruals.

             If a judge, jury or administrative agency were to determine that false claims were submitted to federal healthcare programs or that there were significant overpayments by the government, Apria could face civil and administrative claims for refunds, sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including exclusion of Apria from participation in federal healthcare programs.

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

             (a) Annual Meeting of Stockholders of the company on July 18, 2001.

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

                         David H. Batchelder
                         Philip L. Carter
                         David L. Goldsmith
                         Richard H. Koppes
                         Philip R. Lochner, Jr.
                         Beverly Benedict Thomas
                         Ralph V. Whitworth

             (c) Matters Voted Upon at Annual Meeting:

                 Election of Directors
                 ---------------------

                 The company's Board of Directors consists of seven members who will serve for one year or until the election and qualification of their successors. The results of the Stockholder voting were as follows:

                                                          FOR          WITHHOLD
                                                       ----------      --------
                         David H. Batchelder           49,541,275       440,828
                         Philip L. Carter              49,541,275       440,828
                         David L. Goldsmith            49,541,275       440,828
                         Richard H. Koppes             49,541,275       440,828
                         Philip R. Lochner, Jr.        49,541,275       440,828
                         Beverly Benedict Thomas       49,541,275       440,828
                         Ralph V. Whitworth            49,541,275       440,828

ITEM 5.      NOT APPLICABLE

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits:

                 Exhibit
                 Number  Reference
                 ------  ---------
                  10.1 Building Lease, dated December 6, 2000 and commencing on December 1, 2001, between MSGW California I, LLC and Apria Healthcare, Inc. for two buildings within the MSGW/Pacific Commercentre Business Park, Lake Forest, California.

                  10.2 Credit Agreement dated July 20, 2001, among Registrant and certain of its subsidiaries, Bank of America National Association and other financial institutions party to the Credit Agreement.

                  10.3 Underwriting Agreement dated August 9, 2001, between Registrant and Relational Investors, LLC.


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


                                    APRIA HEALTHCARE GROUP INC.
                                    ---------------------------
                                            Registrant



November 14, 2001                   /s/ JAMES E. BAKER
                                    --------------------------------------------
                                    James E. Baker
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)