Form 10-K
period 2001-12-31
APRIA HEALTHCARE GROUP INC
filed 2002-04-01
CIK 882289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001
                                       OR
  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-14316

                           APRIA HEALTHCARE GROUP INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                 33-0488566
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification)

        26220 ENTERPRISE COURT                       92630-8400
            LAKE FOREST, CA                          (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (949) 639-2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 2002, there were outstanding 53,768,638 shares of the Registrant's common stock, par value $0.001, which is the only class of common stock of the Registrant. As of February 28, 2002 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $21.59 per share as reported by the New York Stock Exchange, was approximately $1,131,685,426.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1. BUSINESS

     Apria Healthcare Group Inc. provides comprehensive home healthcare services through approximately 400 branch locations which serve patients in all 50 states. Apria has three major service lines: home respiratory therapy, home infusion therapy and home medical equipment. The following table provides examples of the services and products in each:

   SERVICE LINE                   EXAMPLES OF SERVICES AND PRODUCTS
   ------------                   ---------------------------------

   Home respiratory  therapy      Provision of oxygen systems, home ventilators,
                                  sleep   apnea   equipment,   nebulizers    and
                                  respiratory medications and related services

   Home infusion therapy          Intravenous administration of anti-infectives,
                                  pain management, chemotherapy, nutrients (also administered through a feeding tube) and other medications and related services

   Home medical equipment         Provision  of   patient  safety   items,   and
                                  ambulatory   and  room  equipment,   such   as
                                  hospital   beds  and wheelchairs


STRATEGY

     Apria is pursuing an operating strategy to increase its market share and improve its profitability. Key elements of its strategy are as follows:

     MAINTAIN DISCIPLINED FOCUS ON EXISTING SERVICE OFFERINGS AND INCREASE EMPHASIS ON HOME RESPIRATORY THERAPY. Apria intends to remain in its core businesses of home respiratory therapy, home infusion therapy and home medical equipment. Offering a comprehensive range of services gives Apria a competitive advantage with its core managed care customers and enables it to maintain a diversified revenue base. However, Apria plans on increasing the percentage of net revenues generated by home respiratory therapy, which historically has produced higher gross margins than the other service lines.

     SUPPLEMENT INTERNAL GROWTH WITH SELECTIVE ACQUISITIONS. Apria intends to continue to expand through internal growth in the home respiratory service line and through acquisitions. Apria operates in a highly fragmented market, which provides an attractive opportunity to drive growth through acquisitions. During 2001, Apria completed a number of acquisitions comprised largely of respiratory therapy businesses for an aggregate consideration of $81.7 million.

     REDUCE COSTS AND ENHANCE MARGINS AND CASH FLOWS. Apria's management team will continue to implement "best practices" programs throughout the company with the aim of achieving greater standardization, reduced costs, enhanced margins and cash flow. Apria's receivables management program has reduced days sales outstanding to 50 at December 31, 2001. Additionally, Apria has developed and implemented standardized clinical and delivery models, billing practices and common operating procedures in its field locations and has centralized purchasing for inventory, patient service equipment and supplies. Apria continues to focus resources on identifying opportunities for further productivity improvements.


SERVICE LINES

     Apria derives substantially all of its revenue from the home healthcare segment of the healthcare market in three principal service lines: home respiratory therapy, home infusion therapy and home medical equipment. In all three lines, Apria provides patients with a variety of clinical services, related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria purchases or rents the products needed to complement its services. These services include:

     - providing respiratory care, pharmacy services and high-tech infusion nursing;
     - educating patients and their caregivers about illnesses and instructing them on self-care and the proper use of products in the home;
     - monitoring patient's individualized treatment plans;
     - reporting to the physician and/or managed care organization;
     - maintaining equipment; and
     - processing claims to third-party payors.

     The following table sets forth a summary of net revenues by service line, expressed as percentages of total net revenues:

                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                2001         2000         1999
--------------------------------------------------------------------------------

     Home respiratory therapy..............      66%           65%          64%
     Home infusion therapy.................      19%           19%          19%
     Home medical equipment/other..........      15%           16%          17%
                                                ----          ----         ----
           Total net revenues..............     100%          100%         100%
                                                ====          ====         ====

     HOME RESPIRATORY THERAPY. Apria provides home respiratory therapy services to patients with a variety of conditions, including:

     - chronic  obstructive   pulmonary  disease  such  as  emphysema,   chronic
       bronchitis and asthma;
     - nervous  system-related   respiratory  conditions;
     - congestive heart failure; and
     - lung cancer.

Apria employs a clinical  staff of  respiratory  care  professionals  to provide
support   to   its   home   respiratory    therapy   patients,    according   to
physician-directed treatment plans and a proprietary acuity program.

     Apria derives approximately 58% of its respiratory therapy revenues from the provision of oxygen systems, home ventilators and nebulizers, which are devices to aerosolize medication. The company derives its remaining respiratory revenues from the provision of:

     - apnea monitors used to monitor the vital signs of newborns;
     - continuous positive airway pressure devices used to treat obstructive sleep apnea;
     - noninvasive positive pressure ventilation;
     - respiratory medications in pre-mixed unit dose form; and
     - other respiratory therapy products.

     HOME INFUSION THERAPY. Home infusion therapy involves the administration of a drug or nutrient directly into the body intravenously through a needle or a catheter. Examples include:

     - total parenteral  (intravenous) nutrition;
     - anti-infectives;
     - chemotherapy;
     - pain management; and
     - other intravenous and injectable medications.

The home infusion therapy service line also includes enteral nutrition which is the administration of nutrients directly into the gastrointestinal tract through a feeding tube.

     Depending on the therapy, a broad range of venous access devices and pump technologies may be used to facilitate homecare and patient independence. Apria employs licensed pharmacists and registered high-tech infusion nurses who have specialized skills in the delivery of home infusion therapy. They are available to respond to emergencies and questions regarding therapy and to provide training and education to the patient and caregiver. Other support services include patient service, assistance with insurance questions, pump management, preventive maintenance, direct billing of Medicare, Medicaid and other payors, outcome reporting and claims processing. Apria currently operates 31 pharmacy locations to serve its home infusion patients.

     HOME MEDICAL EQUIPMENT/OTHER. Apria's primary emphasis in the home medical equipment service line is on the provision of patient safety items and ambulatory and patient room equipment. The company is also expanding its rehabilitation product offering in selective markets in the United States. Apria's integrated service approach allows patients and managed care systems accessing either respiratory or infusion therapy services to also access needed home medical equipment through a single source.

     As Apria's managed care organization customer base has grown, Apria's management has recognized the need to expand its ability to provide value-added services to these customers. Rather than directly providing certain non-core services itself, Apria aligns itself with other segment leaders, such as home health nursing organizations, through formal relationships or ancillary networks. Such networks must be credentialed and qualified by Apria's Clinical Services department.


ORGANIZATION AND OPERATIONS

     ORGANIZATION. Apria's approximately 400 branch locations are organized into four geographic divisions, which are further divided into 15 geographic regions. Each region is operated as a separate business unit and consists of a number of branches and a regional office. The regional office provides each of its branches with key support services such as billing, purchasing, equipment maintenance, repair and warehousing. The branch delivers home healthcare products and services to patients in their homes and other care sites through the company's delivery fleet, clinical employees and qualified delivery professionals. This structure is designed to create operating efficiencies associated with centralized services while promoting responsiveness to local market needs.

     To  manage   its  large   regional   network,   Apria's   organization   is
vertically-integrated in the functional areas of sales and operations. The operations function is then further divided between revenue management, clinical services and logistics. Through this structure, all functional areas performed by the regional network have direct reporting and accountability to corporate headquarters. Apria believes that this structure provides control over and consistency among its regions and branches and enables implementation of standardized policies and procedures, thereby eliminating many of the problems inherent with a decentralized network.

     CORPORATE COMPLIANCE. As a leader in the home healthcare industry, Apria has made a commitment to providing quality home healthcare services and products while maintaining high standards of ethical and legal conduct. Apria believes that operating its business with honesty and integrity is essential. Apria's
Corporate Compliance Program is designed to accomplish these goals through employee education, a confidential disclosure program, written policy guidelines, periodic reviews, frequent reinforcement, compliance audits, a formal disciplinary component and other programs. See "Business - Risk Factors - Federal Investigations".

     OPERATING SYSTEMS AND CONTROLS. Apria's business is dependent, to a substantial degree, upon the quality of its operating and field information systems for the maintenance of accurate contract terms, accurate order entry and pricing, billing and collections. These systems provide reporting that enables management to effectively monitor and evaluate contract profitability. Apria's information services department works closely with all of the corporate departments to ensure that Apria's systems are compliant with government regulations and payor requirements and to support their business improvement initiatives with technological solutions. The following are some of the more significant projects currently underway:

     - Over the last 18 months, Apria has been developing the necessary functionality to support the infusion therapy business on the platform on which the respiratory/home medical equipment application operates. The current infusion therapy application is based on an operating system that has limited support. The new system is currently in the quality assurance phase and management expects to begin the testing phase in the third quarter of 2002. Upon completion of the testing, the nationwide rollout will commence and is expected to continue into late 2003.

     - Apria expects to complete the implementation and integration of supply chain management software by the second quarter of 2002. Apria is currently planning the second phase of this project, which is the implementation of the software's distribution requirements planning module and the customer routing module to gain further efficiencies in the delivery of products to patients.

     - Over the last few years Apria has been centralizing and consolidating the respiratory/home medical equipment billing system data from the field locations to the corporate office. This process thus far has reduced the number of IBM AS400 data servers in the field locations from 175 to fewer than 40. To mitigate the risks associated with such a centralization, Apria has implemented a "hot site" that mirrors the corporate data site at a remote location which would serve as a backup in case of a disaster or other equipment failure.

     - The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains standardization provisions that apply to health information created or maintained by healthcare providers who engage in certain electronic transactions. Functions common to healthcare businesses such as billing, reimbursement and insurance eligibility verification that are performed electronically are subject to the rules. The transaction standardization rules require, among other things, the use of specific file formats and transaction codes for electronic transmissions between healthcare business affiliates. Apria's management has been focusing resources on the standardization rules for the last year and expects to begin testing with the durable medical equipment regional carriers during the second quarter of 2002. See "Business - Government Regulation - HIPAA".

     Management believes that the implementation of these changes will substantially improve its systems. Nonetheless, such implementations could have a disruptive effect on related transaction processing. See "Business - Risk Factors - Operating Systems and Controls".

     Apria has established performance indicators which measure operating results against expected thresholds for the purpose of allowing all levels of management to identify and modify areas requiring improvement and to monitor progress. Operating models with strategic targets have been developed to move Apria toward more effectively managing the customer service, accounts receivable, clinical and distribution areas of its business. Apria's management team is compensated using performance-based incentives focused on quality revenue growth and improvement in operating income.

     PAYORS. Apria derives substantially all its revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. For 2001, approximately 23% of Apria's net revenues were derived from Medicare and 7% from Medicaid. Generally, each third-party payor has specific claims requirements. Apria has policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.

     RECEIVABLES MANAGEMENT. Apria operates in an environment with complex requirements governing billing and reimbursement for its products and services. Initiatives focused specifically on receivables management such as system enhancements, process refinements and organizational changes have resulted in improvement and consistency in key accounts receivable indicators. Days sales outstanding at December 31, 2001 and 2000 were 50 and 51, respectively.

     Apria  is  utilizing  its   information   systems   expertise  to  increase
utilization of technology such as electronic claims submission and electronic funds transfer with managed care organizations. This can expedite claims processing and reduce the administrative cost associated with this activity for both Apria and its customer/payors. Management is also focusing resources on certain large third-party payors to develop internal expertise with the payors' unique reimbursement requirements, thereby reducing subsequent denials and shortening the related collection periods.


MARKETING

     Through its field sales force, Apria markets its services primarily to managed care organizations, physicians, hospitals, medical groups, home health agencies and case managers. Following are examples of Apria's marketing initiatives:

     AUTOMATED CALL ROUTING THROUGH A SINGLE TOLL-FREE NUMBER. This marketing initiative allows select managed care organizations to reach any of Apria's locations and to access the full range of Apria services through a single central telephone number: 1-800-APRIA-88.

     ACCREDITATION BY THE JOINT COMMISSION ON ACCREDITATION OF HEALTHCARE ORGANIZATIONS. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") is a nationally recognized organization which develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home healthcare industry has grown, the need for objective quality measurements has increased. Accreditation by JCAHO entails a lengthy review process that is conducted every three years. Accreditation is increasingly being considered a prerequisite for entering into contracts with managed care organizations at every level. Because accreditation is expensive and time consuming, not all providers choose to undergo the process. Due to its leadership role in establishing quality standards for home healthcare and its active and early participation in this process, Apria is viewed favorably by referring healthcare professionals. All of Apria's branch locations, including acquired locations, are accredited by or in the process of receiving accreditation from JCAHO. Apria's most recent triennial survey cycle concluded in the fall of 2001.

     ESSENTIAL CARE MODEL ("ECM"). Apria has devloped a proprietary model that defines the services, supplies and products delivered in conjunction with prescribed homecare equipment and therapies. The ECM is used to establish consistent and clear expectations for referral sources, payors and patients.

     PHYSICIAN RELATIONS. Apria's physician relations group places phone calls to physician offices in an effort to educate them about homecare and to stimulate interest in Apria. Physician relations representatives work closely with sales professionals throughout the country to identify, develop and maintain quality relationships.

     PATIENT SATISFACTION. Apria has a centralized patient satisfaction survey function that periodically conducts targeted member satisfaction studies for key managed care organizations as specified by the various contractual arrangements. The program also meets JCAHO's requirements for outcome data to be used in performance improvement initiatives.

     APRIA GREAT ESCAPES TM TRAVEL PROGRAM. Apria's 400-branch network facilitates travel for patients who require oxygen or other therapies. Apria coordinates equipment and service needs for thousands of patients annually, which enhances their mobility and quality of life.


SALES

     Apria employs approximately 461 sales professionals whose primary responsibility is to target key customers for all of its service lines. Key customers include but are not limited to hospital-based healthcare professionals, physicians and their staffs and managed care organizations. Apria provides its sales professionals with the necessary clinical and technical training to represent Apria's major service offerings of home respiratory therapy, home infusion therapy and home medical equipment. As larger segments of the marketplace become involved with managed care, specific portions of the sales force's working knowledge of pricing, contracting and negotiating, and specialty-care management programs are being enhanced as well.

     An integral component of Apria's overall sales strategy is to increase volume through managed care organizations and traditional referral channels. As the markets that Apria serves continue to evolve, the ultimate decision makers for healthcare services vary greatly, from closed model managed care organizations to preferred provider networks which are controlled by more traditional means. Apria's selling structure and strategies are driven largely by these changing market factors and will continue to adjust as further changes in the industry occur. Managed care organizations continue to represent a significant portion of Apria's business in several of its primary metropolitan markets. No single account, however, represented more than 10% of Apria's total net revenues for 2001. Among its more significant managed care agreements, Apria has contracts with Aetna, Gentiva's CareCentrix group, Kaiser Health Plans and United HealthCare Group. Apria also offers discount agreements and various fee-for-service arrangements to hospitals or hospital systems whose patients have home healthcare needs. See "Business - Risk Factors - Pricing Pressures".


COMPETITION

     The segment of the healthcare market in which Apria operates is highly competitive. In each of its service lines there are a limited number of national providers and numerous regional and local providers. The competitive factors most important in the regional and local markets are:

     - reputation  with  referral   sources,   including  local  physicians  and
       hospital-based professionals;
     - access and responsiveness;
     - price of services;
     - overall ease of doing business;
     - quality of care and service; and
     - range of home healthcare services.

The competitive factors most important in the larger, national markets are the foregoing factors and:

     - wide geographic coverage;
     - ability to develop and maintain contractual relationships with managed care organizations;
     - access to capital; and
     - accreditation by JCAHO.

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

     MEDICARE AND MEDICAID REIMBURSEMENT. As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals such as persons over 65 and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged, or members of families with dependent children. In addition, Medicaid generally covers financially needy children, refugees and pregnant women. A substantial portion of Apria's revenue is attributable to payments received from third-party payors, including the Medicare and Medicaid programs. In 2001, approximately 23% of Apria's net revenue was derived from Medicare and 7% from Medicaid.

     Medicare Legislation. In December 2000, federal legislators enacted the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000. Among other items, this legislation provides the home healthcare industry with some relief from the effects of the Balanced Budget Act of 1997, which contained a number of provisions that are affecting, or could potentially affect, Apria's Medicare reimbursement levels. The Medicare Balanced Budget Refinement Act of 1999 also mitigated some of the effects of the Balanced Budget Act of 1997.

     The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provided reinstatement in 2001 of the full annual cost of living adjustment for durable medical equipment and provides minimal increases in 2002 for durable medical equipment and oxygen. The Balanced Budget Act of 1997 had frozen such adjustments for each of the years 1998 through 2002.

     During 2000, the Secretary of the U.S. Department of Health and Human Services ("HHS") wrote to the durable medical equipment regional carriers and recommended, but did not mandate, that Medicare claims processors base their payments for covered outpatient drugs and biologicals on pricing schedules other than the Average Wholesale Price listing, which historically has been the industry's basis for drug reimbursement. The suggested alternative pricing methodology was offered in an effort to reduce reimbursement levels for certain drugs to more closely approximate a provider's acquisition cost, but it would not have covered the costs that homecare pharmacies incur to prepare, deliver or administer the drugs to patients. Billing, collection and other overhead costs also would have been excluded. Under current government reimbursement schedules, these costs are not clearly defined but are implicitly covered in the reimbursement for the drug cost. The healthcare industry has taken issue with the HHS's approach for several reasons, primarily because it fails to consider the accompanying costs of delivering and administering these types of drug therapies to patients in their homes. Further, if providers choose to discontinue providing these drugs due to inadequate reimbursement, patient access may be jeopardized. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 delayed the adoption of proposed drug price changes and directed the General Accounting Office to conduct a thorough study, by September 2001, to examine the adequacy of current payments and to recommend revised payment methodologies. The study was completed but the authors acknowledged that 1) the limited scope and deadline associated with the study did not allow for a thorough analysis of the homecare pharmacy aspect of covered services, 2) legitimate service components and related costs do exist, and 3) different methods of determining drug delivery and administration payments may be necessary for different types of drugs. Currently, the timing and impact of such pricing methodology revisions are not known.

     In addition, some states have adopted, or are contemplating adopting, some form of the proposed alternate pricing methodology for certain drugs and biologicals under the Medicaid program. In several states, these changes have reduced the level of reimbursement received by Apria to an unacceptable level without a corresponding offset or increase to compensate for the service costs incurred. In those states, Apria has elected to stop accepting new Medicaid patient referrals for the affected drugs. The company is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies.

     The Balanced Budget Act of 1997 granted authority to the Secretary of HHS to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. However, under the provisions of the Medicare Balanced Budget Refinement Act of 1999, reimbursement reductions proposed under the inherent reasonableness procedure have been delayed pending (1) a study by the General Accounting Office to examine the use of the authority granted under this procedure (completed July
2000), and (2) promulgation by the Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration), of a final rule implementing the inherent reasonableness authority. This regulation has not yet been issued.

     Further, the Balanced Budget Act of 1997 mandated that the Centers for Medicare & Medicaid Services conduct competitive bidding demonstrations for Medicare Part B items and services. The competitive bidding demonstrations, currently in progress, could provide the Centers for Medicare & Medicaid Services and Congress with a model for implementing competitive pricing in all Medicare programs. If such a competitive bidding system were implemented, it could result in lower reimbursement rates, exclude certain items and services from coverage or impose limits on increases in reimbursement rates. The administration is seeking authority to implement nationwide competitive bidding for all Part B products and services (except physician's services). Congress has rejected similar proposals in the past. It is not clear whether Congress will adopt this latest proposal.

     Claims Audits. Durable medical equipment regional carriers are private organizations that contract to serve as the federal government's agents for the processing of claims for items and services provided under Part B of the Medicare program. These carriers and Medicaid agencies also periodically conduct pre-payment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize healthcare claims more closely. In addition, the home healthcare industry is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming requirements for obtaining reimbursement from private and governmental third-party payors. Such long collection cycles or reviews and/or similar audits or investigations of Apria's claims and related documentation could result in denials of claims for payment submitted by Apria. Further, the government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation. See "Business - Risk Factors - Federal Investigations" and "Business - Risk Factors - Medicare Reimbursement Rates".

     HIPAA. The Health Insurance Portability and Accountability Act mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information - "accountability" - is one of the key factors driving the legislation. The other major factor - "portability" - refers to Congress' intention to ensure that individuals can take their medical and insurance records with them when they change employers.

     In August 2000, HHS issued final regulations establishing electronic data transmission standards that healthcare providers must use when submitting or receiving certain healthcare data electronically. All affected entities, including Apria, are required to comply with these regulations by October 16, 2002 unless the entity files a readiness plan by October 16, 2002, in which case it will have until October 16, 2003 to comply.

     In December 2000, HHS issued final regulations concerning the privacy of healthcare information. These regulations regulate the use and disclosure of individuals' healthcare information, whether communicated electronically, on paper or orally. All affected entities, including Apria, are required to comply with these regulations by April 14, 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. In March 2002, HHS issued proposed amendments to the final regulations which, if ultimately adopted, would make Apria's compliance with certain of the requirements less burdensome.

     In addition, in the Spring of 2002, HHS is expected to issue final regulations concerning the security of healthcare information maintained or transmitted electronically. Security regulations proposed by HHS in August 1998 would require healthcare providers to implement organizational and technical practices to protect the security of such information. Once the security regulations are finalized, the company will have approximately two years to comply with such regulations.

     Although the enforcement provisions of HIPAA have not yet been finalized, sanctions are expected to include criminal penalties and civil sanctions. At this time, the company anticipates that it will be fully able to comply with the HIPAA regulations that have been issued by their respective mandatory compliance dates. Based on the existing and proposed HIPAA regulations, the company believes that the cost of its compliance with HIPAA will not have a material adverse effect on its business, financial condition or results of operations.

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

     PHYSICIAN SELF-REFERRALS. Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as "Stark II", prohibit Apria, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for "designated health services" if Apria has a financial relationship with the physician making the referral for such services or with a member of such physician's immediate family. The term "designated health services" includes several services commonly performed or supplied by Apria, including durable medical equipment and home health services. In addition, "financial relationship" is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. In January 2001, the Centers for Medicare & Medicaid Services issued the first of two phases of final regulations to clarify the meaning and application of Stark II. Officials of the Centers for Medicare & Medicaid Services have stated that they expect Phase II to be issued by August, 2002, however, Phase I addresses the primary substantive aspects of the prohibition and several key exceptions. Significantly, the final regulations define previously undefined key terms, clarify prior definitions, and create several new exceptions for certain "indirect compensation arrangements", "fair market value" transactions, arrangements involving non-monetary compensation up to $300, and risk-sharing arrangements, among others. The regulations also create a new "knowledge" exception that permits providers to bill for items provided in connection with an otherwise prohibited referral, if the provider does not know, and does not act in reckless disregard or deliberate ignorance of, the identity of the referring physician. The effective date for the bulk of Phase I of the final regulations was January 4, 2002. In addition, a number of the states in which Apria operates have similar prohibitions on physician self-referrals. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians.

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

     In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff's counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts). In return for bringing the suit on the government's behalf, the statute provides that the private plaintiff is entitled to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful. Recently, the number of qui tam suits brought against healthcare providers has increased dramatically. In addition, at least five states - California, Illinois, Florida, Tennessee and Texas - have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained by a healthcare provider from the state (e.g., Medicaid funds provided by the state). See "Business - Risk Factors - Federal Investigations".

     OTHER FRAUD AND ABUSE LAWS. The Health Insurance Portability and Accountability Act of 1996 created in part, two new federal crimes: "Health Care Fraud" and "False Statements Relating to Health Care Matters". The Health Care Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

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

     INTERNAL CONTROLS. Apria maintains several programs designed to minimize the likelihood that it would engage in conduct or enter into contracts in violation of the fraud and abuse laws. Contracts of the types subject to these laws are reviewed and approved by the corporate contract services and/or legal departments. Apria also maintains various educational programs designed to keep its managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of Apria's policy of strict compliance in this area. While Apria believes its discount agreements, billing contracts and various fee-for-service arrangements with other healthcare providers comply with applicable laws and regulations, Apria cannot provide any assurance that further administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on Apria's business. See "Business - Risk Factors - Federal Investigations".

     HEALTHCARE REFORM LEGISLATION. Economic, political and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Healthcare reform proposals have been formulated by the legislative and administrative branches of the federal government. In addition, some of the states in which Apria operates periodically consider various healthcare reform proposals. Apria anticipates that federal and state governmental bodies will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, Apria cannot predict which, if any, of such reform proposals will be adopted or when they may be adopted or that any such reforms will not have a material adverse effect on Apria's business and results of operations.

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


EMPLOYEES

     As of February 15, 2002, Apria had 9,696 employees, of which 8,600 were full-time and 1,096 were part-time. The company's employees are not currently represented by a labor union or other labor organization, except for approximately 17 employees in the State of New York.

     In February 2002, Apria's full-time equivalents in the functional areas of sales, operations and administration totaled 461, 7,762 and 1,036, respectively. Full-time equivalents are computed by dividing the actual number of hours worked in a given period by the typical number of hours for that period based on a 40-hour week.

EXECUTIVE OFFICERS

     Set forth below are the names, ages, titles with Apria and past and present positions of the persons serving as Apria's executive officers as of March 20, 2002:

      NAME AND AGE                      OFFICE AND EXPERIENCE
--------------------------------------------------------------------------------

Lawrence M. Higby, 56........ Chief  Executive Officer, President  and Director.
                              Mr. Higby was appointed Chief Executive Officer and Director in February 2002. He joined Apria in November 1997 as President and Chief Operating Officer. Prior to joining Apria, Mr. Higby served as President and Chief Operating Officer of Unocal's 76 Products Company and Group Vice President of Unocal Corporation from 1994 to 1997.

Michael R. Dobbs, 52 ........ Executive Vice President, Logistics. Mr. Dobbs was
                              promoted to Executive Vice President, Logistics in January 1999. He served as Senior Vice President, Logistics from June 1998 to January 1999. Prior to joining Apria, Mr. Dobbs served as Senior Vice President of Distribution for Mac Frugal's Bargains o Close-Outs Inc. from 1991 to January 1998.

James E. Baker, 50 .......... Chief  Financial  Officer.  Mr. Baker was promoted to Chief Financial Officer in October 2001. He served as Vice President, Controller of Homedco and, subsequently, Apria, since August 1991.

Michael J. Keenan, 44 ....... Executive Vice President, Business Operations. Mr.
                              Keenan was promoted to Executive Vice President, Business Operations in April 2001. He served as Division Vice President of Operations for the Pacific Division from December 1997 to April 2001. Prior to that, Mr. Keenan served as Regional Vice President of the Northwest Region.

George J. Suda, 43 .......... Executive Vice  President,  Information  Services.
                              Mr. Suda was promoted to Executive Vice President, Information Services in March 2000. Prior to this he served as Senior Vice President, Information Services since July 1998, as Vice President, Information Services Technology from June 1997 to July 1998 and as Director, Technology from January 1997 to June 1997.

Anthony S. Domenico, 44...... Executive  Vice  President,  Sales.  Mr.  Domenico
                              joined Apria as Executive Vice President, Sales in August 2001. From 1998 to 2001, Mr. Domenico served as Chief Operating Officer and Senior Vice President of Sales and Operations of Perigon Medical Distribution, Inc. From June 1995 to January 1998, Mr. Domenico served as Regional Vice President of Apria's Southern California Region.

RISK FACTORS

     This report contains forward-looking statements, which are subject to numerous factors (many of which are beyond the company's control) which could cause actual results to differ materially from those in the forward-looking statements. Readers of this report can identify these statements by the use of words like "may", "will", "could", "should", "project", "believe", "anticipate", "expect", "plan", "estimate", "forecast", "potential", "intend", "continue" and variations of these words or comparable words. Such forward-looking statements include, but are not limited to, statements as to anticipated future results, developments and occurrences set forth or implied herein.

     Apria has identified below important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE -- APRIA'S FAILURE TO MAINTAIN ITS CONTROLS AND PROCESSES OVER BILLING AND COLLECTING OR THE DETERIORATION OF THE FINANCIAL CONDITION OF ITS PAYORS COULD REDUCE ITS CASH COLLECTIONS AND INCREASE ITS ACCOUNTS RECEIVABLE WRITE-OFFS.

     The collection of accounts receivable is one of Apria's most significant challenges and requires constant focus and involvement by management, and ongoing enhancements to information systems and billing center operating procedures. Further, some of Apria's payors may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. Apria can provide no assurance that it will be able to maintain its current levels of collectibility and days sales outstanding in future periods. If Apria is unable to properly bill and collect its accounts receivable, its results and financial condition will be adversely affected. See "Business -- Organization and Operations -- Receivables Management" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OPERATING SYSTEMS AND CONTROLS -- APRIA'S IMPLEMENTATION OF SIGNIFICANT SYSTEM MODIFICATIONS COULD HAVE A DISRUPTIVE EFFECT ON RELATED TRANSACTION PROCESSING AND COULD ULTIMATELY DISRUPT THE COLLECTION OF REVENUES AND INCREASE ACCOUNTS RECEIVABLE AND INVENTORY WRITE-OFFS.

     Over the last 18 months, Apria has been developing the necessary functionality to support the infusion business on the platform on which the respiratory/home medical equipment application operates. The current infusion therapy billing application is based on an operating system that has limited support. The new system is currently in the quality assurance phase and is expected to be moved to the testing phase in the third quarter of 2002. Upon completion of the testing, the nationwide rollout will commence and is expected to continue into late 2003.

     Another project Apria has been working on is the implementation and integration of supply chain management software. Completion is expected in the second quarter of 2002. Apria is currently planning the second phase of this project, which is the implementation of the distribution requirements planning module and the customer routing module of the software to gain further efficiencies in the delivery of products to patients. The implementation of these system changes could have a disruptive effect on related transaction processing. See "Business -- Organization and Operations -- Operating Systems and Controls".

FEDERAL INVESTIGATIONS -- THE OUTCOME OF THE FEDERAL GOVERNMENT'S INVESTIGATIONS OF APRIA'S MEDICARE AND OTHER BILLING PRACTICES COULD RESULT IN THE IMPOSITION OF MATERIAL LIABILITIES OR PENALTIES AND COULD RESULT IN APRIA'S EXCLUSION FROM PARTICIPATION IN FEDERAL HEALTHCARE PROGRAMS.

     The U.S. Attorney's office in Los Angeles is conducting an investigation of Apria's billing documentation. The U.S. Attorney's office has informed Apria that this investigation is the result of qui tam litigation, a private lawsuit filed by one or more individuals on behalf of the government, but has not yet informed Apria whether it will intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time. If the U.S. Attorney were to intervene in the qui tam cases, or if qui tam actions were to proceed without such intervention, the amount of the claim could range from $4.8 billion to over $9 billion. Although Apria believes that the assertions in those actions are unwarranted, and is prepared to vigorously defend against any attempt to impose material liabilities or penalties, Apria can provide no assurance as to the outcome of these proceedings. See "Legal Proceedings".

GOVERNMENT REGULATION; HEALTHCARE REFORM -- APRIA COULD BE SUBJECT TO SEVERE FINES, FACILITY SHUTDOWNS AND POSSIBLE EXCLUSION FROM PARTICIPATION IN FEDERAL HEALTHCARE PROGRAMS IF IT FAILS TO COMPLY WITH THE LAWS AND REGULATIONS APPLICABLE TO ITS BUSINESS OR IF THOSE LAWS AND REGULATIONS CHANGE.

     Apria is subject to stringent laws and regulations at both the federal and state levels, requiring compliance with burdensome and complex billing, substantiation and record-keeping requirements. Financial relationships between Apria and physicians and other referral sources are subject to strict and ambiguous limitations. In addition, the provision of services, pharmaceuticals and equipment is subject to strict licensing and safety requirements. If Apria is deemed to have violated these laws and regulations, Apria could be subject to severe fines, facility shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid.

     Government officials and the public will continue to debate healthcare reform. Changes in healthcare law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on Apria's business and results of operations. See "Business -- Government Regulation".

MEDICARE REIMBURSEMENT RATES -- CONTINUED REDUCTIONS IN MEDICARE REIMBURSEMENT RATES COULD RESULT IN REDUCED REVENUES, EARNINGS AND CASH FLOWS.

     The Balanced Budget Act of 1997 significantly reduced the Medicare reimbursement rates for home oxygen therapy and included other provisions that have impacted or may impact reimbursement rates in the future, such as potential reimbursement reductions under an inherent reasonableness procedure and competitive bidding. Also currently at issue is the potential adoption of an alternative pricing methodology for certain drugs and biologicals. Apria can provide no assurance to prospective investors that further reimbursement reductions will not be made. Since Medicare accounted for approximately 23% of Apria's net revenues for the fiscal year 2001, any further reduction in reimbursement rates could result in lower revenues, earnings and cash flows. See "Business -- Government Regulation -- Medicare and Medicaid Reimbursement".

     In addition, the terrorist attacks of September 11, 2001 and the military and security activities which followed, their impacts on the United States economy and government spending priorities, and the effects of any further such developments pose risks and uncertainties to all U.S.-based businesses, including Apria. Among other things, deficit spending by the government as the result of adverse developments in the economy and costs of the government's response to the terrorist attacks could lead to increased pressure to reduce government expenditures for other purposes, including governmentally-funded programs such as Medicare.

PRICING PRESSURES -- CONTINUED PRESSURE TO REDUCE HEALTHCARE COSTS COULD REDUCE APRIA'S MARGINS AND LIMIT APRIA'S ABILITY TO MAINTAIN OR INCREASE ITS MARKET SHARE.

     The current market continues to exert pressure on healthcare companies to reduce healthcare costs, resulting in reduced margins for home healthcare providers such as Apria. Large buyer and supplier groups exert additional pricing pressure on home healthcare providers. These include managed care organizations, which control an increasing portion of the healthcare economy. Apria has a number of contractual arrangements with managed care organizations, although no individual arrangement accounted for more than 10% of Apria's net revenues in 2001. Certain competitors of Apria may have or may obtain significantly greater financial and marketing resources than Apria. In addition, relatively few barriers to entry exist in local home healthcare markets. As a result, Apria could encounter increased competition in the future that may increase pricing pressure and limit its ability to maintain or increase its market share. See "Business -- Sales" and "Business -- Competition".

ACQUISITION STRATEGY -- APRIA MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES, WHICH COULD RESULT IN A SLOWDOWN IN CASH COLLECTIONS AND ULTIMATELY LEAD TO INCREASES IN APRIA'S ACCOUNTS RECEIVABLE WRITE-OFFS.

     In connection with past acquisitions, Apria has found that the labor-intensive patient qualification process and conversion of patient files onto Apria's billing systems can shift focus away from Apria's routine processes. These activities and the time required to obtain provider numbers from government payors often delay billing of the newly acquired business, which may delay cash collections. Moreover, excessive delays may make certain items uncollectible. The successful integration of an acquired business is also dependent on the size of the acquired business, the condition of the patient files, the complexity of system conversions, the scheduling of multiple acquisitions in a given geographic area and local management's execution of the integration plan. If Apria is not successful in integrating acquired businesses, its results will be adversely affected. See "Business -- Strategy".


ITEM 2. PROPERTIES

     Apria's headquarters are located in Lake Forest, California and consist of approximately 100,000 square feet of office space. The lease expires in 2011.

     Apria has approximately 400 branch facilities that are organized into 15 regions. The region facilities usually house a branch and various regional support functions such as warehousing, repair, billing and pharmacy. These facilities are typically located in light industrial areas and generally range from 20,000 to 85,000 square feet. The typical branch facility, other than those that share a building with a region, is a combination warehouse and office, with approximately 50% of the square footage consisting of warehouse space. These branch facilities, also located in light industrial areas, can range from 1,000 square feet for a satellite location up to 50,000 square feet. Apria leases substantially all of its facilities with lease terms of ten or fewer years.


ITEM 3. LEGAL PROCEEDINGS

     Apria and certain of its present and former officers and/or directors are defendants in a class action lawsuit, In Re Apria Healthcare Group Securities Litigation, filed in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV98-217 GLT). This case is a consolidation of three similar class actions filed in March and April, 1998. The consolidated amended class action complaint purports to establish a class of plaintiff shareholders who purchased Apria's common stock between May 22, 1995 and January 20, 1998. No class has been certified at this time. The complaint alleges, among other things, that the defendants made false and/or misleading public statements regarding Apria and its financial condition in violation of federal securities laws. The complaint seeks compensatory and punitive damages as well as other relief.

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

     Following a series of settlement discussions, the parties reached a tentative settlement of both the consolidated federal and state class actions in early 2002. Under the terms of the settlement, Apria has contributed $1 million to a settlement pool, with the balance of the total settlement amount of $42 million coming from Apria's insurance carriers. Apria has also agreed to provide various indemnities to certain current and former Apria officers and directors who would be entitled to receive such indemnification under applicable law. The Orange County Superior Court has required that final settlement documents be presented to the Court on April 16, 2002. Apria cannot provide any assurances that all of the agreements necessary to finalize the settlement, and obtain final Court approval for such a settlement, will be obtained. However, in the opinion of Apria's management, the ultimate disposition of these class actions will not have a material adverse effect on Apria's results of operations or financial condition.

     Apria and its former Chief Executive Officer are also defendants in a class action lawsuit, J.E.B. Capital Partners, LP v. Apria Healthcare Group Inc. and Philip L. Carter, filed on August 27, 2001 in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV01-813 GLT). Among other things, the operative complaint alleges that the defendants made false and/or misleading public statements by not announcing until July 16, 2001 the amount of potential damages asserted by the U.S. Attorney's office in Los Angeles and counsel for the plaintiffs in the qui tam actions referred to below. Apria believes that it has meritorious defenses to the plaintiff's claims and it intends to vigorously defend itself. In the opinion of Apria's management, the ultimate disposition of this class action will not have a material adverse effect on Apria's results of operations or financial condition.

     As previously reported, since mid-1998 Apria has been the subject of investigations conducted by several U.S. Attorneys' offices and the U.S. Department of Health and Human Services. These investigations concern the documentation supporting Apria's billing for services provided to patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government in connection with these investigations and is responding to various document requests and subpoenas. A criminal investigation conducted by the U.S. Attorney's office in Sacramento was closed in mid-1999 with no charges being filed. Potential claims resulting from an investigation by the U.S. Attorney's office in San Diego were settled in mid-2001 in exchange for a payment by Apria of $95,000.

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

     If a judge, jury or administrative agency were to determine that false claims were submitted to federal healthcare programs or that there were significant overpayments by the government, Apria could face civil and administrative claims for refunds, sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including the exclusion of Apria from participation in federal healthcare programs.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Apria's common stock is traded on the New York Stock Exchange under the symbol AHG. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share of Apria common stock:

                                                HIGH            LOW
                                             ----------     -----------
Year ended December 31, 2001
----------------------------
  First Quarter                               $30.000         $20.400
  Second Quarter                               29.490          23.800
  Third Quarter                                29.850          21.000
  Fourth Quarter                               25.750          19.500


Year ended December 31, 2000
----------------------------
  First Quarter                               $22.000         $12.625
  Second Quarter                               16.375          10.500
  Third Quarter                                16.250          11.250
  Fourth Quarter                               30.625          14.000

     As of March 6, 2002, there were 646 holders of record of Apria common stock. Apria has not paid any dividends since its inception and does not intend to pay any dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents Apria's selected financial data for the five years ended December 31, 2001. The data set forth below have been derived from Apria's audited Consolidated Financial Statements and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              2001           2000        1999(1)     1998(2,3)    1997(2,4)
-------------------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS DATA:
Net revenues....................................   $1,131,915   $1,014,201   $  940,024   $  933,793    $1,180,694
Income (loss) before extraordinary charge.......       73,445       57,006      204,135     (207,938)     (272,608)
Net income (loss)...............................       71,917       57,006      204,135     (207,938)     (272,608)

Basic income (loss) per common share:
  Income (loss) before extraordinary charge.....       $ 1.36       $ 1.09       $ 3.93       $(4.02)       $(5.30)
  Extraordinary charge on debt refinancing,
    net of taxes................................         0.03            -            -            -             -
                                                       ------       ------       ------       ------        ------
          Net income (loss).....................       $ 1.33       $ 1.09       $ 3.93       $(4.02)       $(5.30)
                                                       ======       ======       ======       ======        ======

Diluted income (loss) per common share:
  Income (loss) before extraordinary charge.....       $ 1.32       $ 1.06       $ 3.81       $(4.02)       $(5.30)
  Extraordinary charge on debt refinancing,
    net of taxes................................         0.03            -            -            -             -
                                                       ------       ------       ------       ------        ------
          Net income (loss) ....................       $ 1.29       $ 1.06       $ 3.81       $(4.02)       $(5.30)
                                                       ======       ======       ======       ======        ======

BALANCE SHEET DATA:
Total assets....................................   $  695,782   $  620,332    $  637,361  $  504,208    $  762,992
Long-term obligations, including
   current maturities...........................      293,689      343,478       423,094     496,196       554,727
Stockholders' equity (deficit)..................      242,798      146,242        75,469    (131,657)       74,467

(1) Net income for 1999 reflects an income tax benefit of $131 million that was attributable to the release of the company's valuation allowance in the fourth quarter of 1999.

(2) Apria recorded a charge of $22.7 million in 1998 to increase the allowance for doubtful accounts for changes in collection policies and in conjunction with certain portions of the business from which the company exited. Apria recorded a charge of $61.4 million in 1997 to increase the allowance for doubtful accounts. These charges were due primarily to the residual effects of the 1995 and 1996 facility consolidations and system conversions effected in conjunction with the 1995 Abbey/Homedco merger.

(3) The operations data for 1998 include impairment charges of $76.2 million to write down the carrying values of intangible assets and $22.2 million to write-off information systems hardware, internally-developed software and assets associated with the exit of portions of the business.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

     Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home throughout the United States through approximately 400 branch locations.

     STRATEGY. Apria is pursuing an operating strategy to increase market share and improve profitability. Key elements of the strategy are as follows:

     - Remain in its core businesses of home respiratory therapy, home infusion therapy and home medical equipment. Offering a comprehensive range of services gives Apria a competitive advantage with its core managed care customers and enables it to maintain a diversified revenue base. However, Apria plans on increasing the percentage of net revenues generated by home respiratory therapy, which historically has produced higher gross margins than its home infusion therapy and home medical equipment service lines.

     - Continue to expand through internal growth in the home respiratory service line and through acquisitions. Apria operates in a highly fragmented market, which provides an attractive opportunity to drive growth through acquisitions.

     - Standardize procedures, reduce costs, enhance margins and optimize cash flow by implementing "best practices" programs throughout the company. Apria's receivables management program has reduced days sales outstanding to 50 at December 31, 2001. Additionally, Apria has developed and implemented standardized clinical and delivery models, billing practices and common operating procedures in its field locations and has centralized purchasing for inventory, patient service equipment and supplies. Apria continues to focus resources on identifying opportunities for further productivity improvements.

     CRITICAL ACCOUNTING POLICIES. Apria's management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company's consolidated financial statements. These policies require management's most complex and subjective judgments. Other accounting policies requiring significant judgment are those related to goodwill and income taxes.

     Revenue and Accounts Receivable. Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

     Management performs various analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Management applies specified percentages to the accounts receivable aging to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age; accounts aged in excess of 360 days are reserved at 100%. Management establishes and monitors these percentages through extensive analyses of historical realization data, accounts receivable aging trends, other operating trends, the extent of contracted business and business combinations. Also considered are relevant business conditions such as govenmental and managed care payor claims processing procedures and system changes. If indicated by such analyses, management may periodically adjust the uncollectible estimate and corresponding percentages. Further, focused reviews of certain large and/or problematic payors are performed to determine if additional reserves are required.

     Because of the reimbursement environment in which Apria operates and the level of subjectivity that is required in recording revenues and accounts receivable, it is possible that management's estimates could change in the near term, which could have an impact on the consolidated financial statements.

     Goodwill. Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Prior to a transition period called for by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill was being amortized over the period of expected benefit. Management reviewed for impairment on an ongoing basis and whenever events or changes in circumstances indicated the possibility of impairment. In accordance with the provisions of SFAS No. 142, goodwill is no longer amortized but is tested annually for impairment or more frequently if circumstances indicate potential impairment. See "Recent Accounting Pronouncements".

     Income Taxes. Apria provides for income taxes in accordance with provisions specified in SFAS No. 109, "Accounting for Income Taxes". Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized.

     SEGMENT REPORTING. Apria's branch locations are organized into geographic regions. Each region consists of a number of branches and a regional office which provides key support services such as billing, purchasing, equipment maintenance, repair and warehousing. Management evaluates operating results on a geographic basis, and therefore views each region as an operating segment. All regions provide the same products and services, including respiratory therapy, infusion therapy and home medical equipment and supplies. For financial reporting purposes, all the company's operating segments are aggregated into one reportable segment in accordance with the aggregation criteria in paragraph 17 of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

     RECENT ACCOUNTING PRONOUNCEMENTS. During the first quarter of 2001, Apria adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. Adoption of SFAS No. 133 did not have a material effect on Apria's consolidated financial statements. See "Long Term Debt - Hedging Activities".

     In July 2001, Apria adopted SFAS No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 are accounted for under the purchase method and eliminates the pooling-of-interests method. Adoption of SFAS No. 141 did not have a material effect on Apria's consolidated financial statements.

     Effective January 1, 2002, Apria adopted SFAS No. 142, in its entirety. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets. The statement provides that goodwill or other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit's fair value is compared to its carrying value; if the fair value is less than its carrying value, goodwill impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. In the year of adoption, SFAS No. 142 requires a transitional goodwill impairment test; the first step must be completed within six months of adoption and the second step, if necessary, must be completed by the end of the year. Amounts used in the transitional test shall be measured as of the beginning of the year. An impairment loss resulting from application of the transitional goodwill impairment test shall be recognized as the effect of a change in accounting principle. Apria's transitional goodwill impairment test and overall evaluation of SFAS No. 142's impact is currently in progress, therefore it is not presently known whether adoption will have a material effect on the consolidated financial statements. Goodwill amortization expense for the year ended December 31, 2001 was $9.8 million. See "Amortization of Goodwill and Intangible Assets".

     Effective January 1, 2002 Apria adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured similarly to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale. Adoption of this statement will not have a material effect on Apria's financial statements.


RESULTS OF OPERATIONS

     NET REVENUES. Approximately 30% of Apria's 2001 revenues are reimbursed under arrangements with Medicare and Medicaid. In 2001, no other third-party payor represented 10% or more of the company's revenues. The majority of the company's revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 9.5% of total net revenues for 2001. Because of continuing changes in the healthcare industry and third-party reimbursement, there can be no assurance that Apria's current revenue levels can be maintained, which could have an impact on operations and cash flows.

     Net revenues increased to $1,132 million in 2001 from $1,014 million in 2000 and $940 million in 1999. Growth rates were 11.6% and 7.9% in 2001 and 2000, respectively. The increases in both years are due to volume increases, new contracts with regional and national payors, the acquisition of complementary businesses and price increases in certain managed care agreements.

     Apria's acquisition strategy provides for the rapid integration of acquired businesses into existing operating locations. This limits management's ability to separately track the amount of revenue generated by an acquired business. Estimating the revenue contribution from acquisitions therefore requires certain assumptions. Based on its analyses, Apria management estimates from one-fourth to one-third of the revenue growth in 2001 was derived from acquisitions.

     The following table sets forth a summary of net revenues by service line:

                                                    YEAR ENDED DECEMBER 31,
                                            ------------------------------------
    (IN THOUSANDS)                              2001         2000        1999
    ----------------------------------------------------------------------------

    Home respiratory therapy..........      $  742,805   $  656,089    $598,901
    Home infusion therapy.............         216,436      194,508     179,148
    Home medical equipment/other......         172,674      163,604     161,975
                                            ----------   ----------    --------
          Total net revenues..........      $1,131,915   $1,014,201    $940,024
                                            ==========   ==========    ========

     Home Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. The respiratory therapy service line increased in 2001 by 13.2% when compared to 2000 and increased by 9.5% in 2000 when compared to 1999. Apria's strategy to target acquisitions of respiratory therapy businesses contributed to this growth in 2001 and 2000.

     Home Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Examples include: parenteral nutrition, anti-infectives, pain management, chemotherapy and other medications and related services. The infusion line also includes enteral nutrition which is the administration of nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased 11.3% in 2001 versus 2000 and 8.6% in 2000 versus 1999. The growth in both years is largely due to volume increases. Much of the increase in 2001 was concentrated in the enteral nutrient products and services category.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of patient safety items, ambulatory and patient room equipment. Home medical equipment/other revenues increased by 5.5% in 2001 from its level in 2000 and 1.0% in 2000 from 1999. Increases in this service line are usually lower than the other lines because the sales focus is placed on the higher-margin respiratory therapy service line and on the infusion line. The increase in 2001 reflects the restoration of the full Medicare cost of living adjustment for certain durable medical equipment products and services that had been frozen since 1998 pursuant to the Balanced Budget Act of 1997. A minimal increase was applied to reimbursement amounts in the first six months of 2001. In the second half of 2001 reimbursement was increased by approximately 7%, which included a transitional allowance that effectively compressed a full year's Consumer Price Index update into six months. The transitional allowance did not carry forward into the base upon which the minimal 2002 increases were computed.

     Medicare and Medicaid Reimbursement. The Balanced Budget Act of 1997 contained a number of provisions that affected, or could potentially affect in the future, Medicare reimbursement levels to Apria. Although the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 mitigated or delayed some of the effects of the original legislation, the following significant issues are still outstanding:

     - The Balanced Budget Act of 1997 granted authority to the Secretary of Health and Human Services to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. However, under the provisions of the Medicare Balanced Budget Refinement Act of 1999, reimbursement reductions proposed under the inherent reasonableness procedure have been delayed pending (1) a study by the General Accounting Office to examine the use of the authority granted under this procedure (completed July 2000), and
       (2) promulgation by the Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration) of a final rule implementing the inherent reasonableness authority (not yet effected).

     - The Balanced Budget Act of 1997 also mandated that the Centers for Medicare & Medicaid Services conduct competitive bidding demonstrations for Medicare Part B items and services. The competitive bidding demonstrations, currently in progress, could provide the Centers for Medicare & Medicaid Services and Congress with a model for implementing competitive pricing in all Medicare programs. If such a competitive bidding system were implemented, it could result in lower reimbursement rates, exclude certain items and services from coverage or impose limits on increases in reimbursement rates.

     Also at issue is a recommendation by the U.S. Department of Health and Human Services that Medicare claims processors base their payments for covered outpatient drugs and biologicals on pricing schedules other than the Average Wholesale Price listing, which historically has been the industry's basis for drug reimbursement. The suggested alternative pricing methodology was offered in an effort to reduce reimbursement levels for certain drugs to more closely approximate a provider's acquisition cost, but it would not have covered the costs that homecare pharmacies incur to prepare, deliver or administer the drugs to patients. Billing, collection and other overhead costs also would not have been considered. Under current government reimbursement schedules, these costs are not clearly defined but are implicitly covered in the reimbursement for the drug cost. The healthcare industry has taken issue with the U.S. Department of Health and Human Services' approach for several reasons, primarily because it fails to consider the accompanying costs of delivering and administering these types of drug therapies to patients in their homes. Further, if providers choose to discontinue providing these drugs due to inadequate reimbursement, patient access may be jeopardized. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 delayed the adoption of proposed drug price changes and directed the General Accounting Office to conduct a thorough study, by September 2001, to examine the adequacy of current payments and to recommend revised payment methodologies. The study was completed but the authors acknowledged that 1) the limited scope and deadline associated with the study did not allow for a thorough analysis of the homecare pharmacy aspect of covered services, 2) legitimate service components and related costs do exist, and 3) different methods of determining drug delivery and administration payments may be necessary for different types of drugs. Currently, the timing and impact of such pricing methodology revisions are not known.

     In addition, some states have adopted, or are contemplating adopting, some form of the proposed alternate pricing methodology for certain drugs and biologicals under the Medicaid program. In several states these changes have reduced the level of reimbursement received by Apria to an unacceptable level without a corresponding offset or increase to compensate for the service costs incurred. In those states, Apria has elected to stop accepting new Medicaid patient referrals for the affected drugs. The company is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered products and services.

     Further, the terrorist attacks of September 11, 2001 and the military and security activities which followed, their impacts on the United States economy and government spending priorities, and the effects of any further such developments pose risks and uncertainties to all U.S.-based businesses, including Apria. Among other things, deficit spending by the government as the result of adverse developments in the economy and costs of the government's response to the terrorist attacks could lead to increased pressure to reduce government expenditures for other purposes, including governmentally-funded programs such as Medicare.

     GROSS PROFIT. Gross margins were 72.8% in 2001, 72.5% in 2000 and 71.5% in 1999. The increase in 2001 reflects continued improvement from management's strategy to increase the proportion of higher-margin respiratory revenues to total revenues. Much of the increase in 2000 as compared to 1999 was attributable to improved pricing negotiated for purchases of inventory, patient service equipment and related goods and the increase in the share of respiratory revenues. Further, the margins in 2001 and 2000 reflect the benefits of standardization initiatives and optimal operating models implemented in 1999 that were intended to achieve cost savings and operational efficiencies in the functional areas of purchasing, supply management and inventory management.

     PROVISION FOR DOUBTFUL ACCOUNTS. As described in the Critical Accounting Policies section above, accounts receivable estimated to be uncollectible are provided for through the application of specified percentages to each receivables aging category. For 2001, 2000 and 1999, the provision for doubtful accounts as a percentage of net revenues was 3.3%, 3.2% and 3.7%, respectively. The provision rate reflects consistent cash collections and improvements in the accounts receivable aging. See "Critical Accounting Policies" and "Accounts Receivable".

     SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Some are also very sensitive to market-driven price fluctuations such as facility lease and fuel costs. The administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not vary as closely with revenue growth as do the operating costs. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 55.8% in 2001 and 54.7% for 2000 and 1999. The increase in 2001 is mainly due to merit and certain bonus plan increases. The bonus plans for 2001 were adopted in late 2000, when national unemployment rates were relatively low. As a retention strategy, the bonus plans were extended to all employee groups and the payment provisions of these plans were enriched, thereby resulting in the expense increase. The 2002 plans do not include such provisions.

     AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of goodwill and intangible assets was $12.3 million, $10.2 million and $8 million in 2001, 2000 and 1999, respectively. The increases in both years were directly related to the acquisitions that were consummated since late 1999. Pursuant to a transition provision of SFAS No. 142, goodwill associated with business combinations completed after June 30, 2001 was not amortized, while amortization on goodwill existing at that date continued through the end of 2001. See "Recent Accounting Pronouncements" and "Business Combinations".

     INTEREST EXPENSE. Interest expense was $25.7 million in 2001, $40.1 million in 2000 and $42.5 million in 1999. The significant decrease in 2001 when compared to 2000 is due to a number of factors. Long-term debt decreased by $49.8 million during 2001. The July 2001 refinancing replaced the 9 1/2% senior subordinated notes with debt at significantly more favorable interest rates and also resulted in lower rates on the bank loans. In connection with the refinancing, deferred debt issuance costs on the 9 1/2% notes and old bank debt were written off; the issuance costs incurred upon refinancing resulted in a lower monthly amortization expense. And finally, the dramatic decreases in market-driven interest rates over the course of 2001 contributed to the overall decrease in Apria's interest expense. The decrease in 2000 versus 1999 was primarily attributable to the $79.6 million reduction in long-term debt as offset by higher interest rates incurred on the bank loans. See "Long-Term Debt".

     INCOME TAXES. Income taxes for 2001 and 2000 were $44.1 million and $41.1 million, respectively, and were provided at the effective tax rates expected to be applicable for the respective year. The income tax benefit for 1999 amounted to $131.0 million, which was primarily attributable to the release of the company's $158.9 million valuation allowance.

     At December 31, 2001, Apria had federal net operating loss carryforwards of approximately $89 million, expiring in varying amounts in the years 2003 through 2018 and various state operating loss carryforwards that began to expire in 1997. Additionally, the company has an alternative minimum tax credit carryforward of approximately $9.8 million. As a result of an ownership change in 1992 that met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5 million per year. Because of the annual limitation, approximately $57 million each of Apria's federal and state operating loss carryforwards may expire unused. The net operating loss carryforward amount in the related deferred tax asset excludes such amount. Management believes that its strategies will result in sufficient taxable income during the carryforward period to utilize Apria's net operating loss carryforwards that are not limited by Section 382.


LIQUIDITY AND CAPITAL RESOURCES

     Apria's principal source of liquidity is its operating cash flow, which is supplemented by a $100 million revolving credit facility. Apria's ability to generate operating cash flows in excess of its operating needs has afforded it the ability, among other things, to pursue its acquisition strategy and fund patient service equipment expenditures to support revenue growth, while continuing to reduce long-term debt. Apria's management believes that its operating cash flow and revolving credit line will continue to be sufficient to fund its operations and growth strategies. However, sustaining the current cash flow levels is dependent on many factors, some of which are not within Apria's control, such as government reimbursement levels and the financial health of its payors.

     CASH FLOW. Cash provided by operating activities in 2001 was $241.4 million compared to $188.0 million in 2000 and $147.7 million in 1999. The cash flow increase in 2001 was primarily attributable to the increase in net income before items not requiring cash, plus the timing of disbursements processed through accounts payable. Partially offsetting this is an increase in accounts receivable due to the continued quarterly revenue increases. Increases in net income before non-cash items, plus a reduction in the rate of increase in accounts receivable, resulted in cash flow improvements in 2000 as compared to 1999.

     Cash used in investing activities increased in 2001 when compared to 2000 due to increases in business acquisitions and increases in patient service equipment purchases to support the growth in the respiratory service line. Cash used in 2000 decreased from 1999 due to a decrease in acquisition activity between the years and an increase in patient service equipment expenditures.

     Cash used in financing activities decreased between 2001 and 2000 primarily due to the following two items: (1) Apria made no scheduled term loan payments on the former credit agreement in 2001 prior to the refinancing due to large prepayments made in the latter part of 2000, and (2) an increase in proceeds from the exercise of stock options in 2001.

     CONTRACTUAL CASH OBLIGATIONS. The following table summarizes Apria's long term cash payment obligations to which the company is contractually bound:

     (IN MILLIONS)                                  2002   2003    2004    2005   2006   2007+   TOTAL
     --------------------------------------------------------------------------------------------------

     Term loans..............................      $ 13   $ 26    $ 26    $ 29   $ 64     $125    $283
     Revolving loans.........................         -      -       -       -      8        -       8
     Capitalized lease obligations...........         2      1       -       -      -        -       3
     Operating leases........................        49     39      32      24     16       20     180
     Deferred acquisition payments...........         3      -       -       -      -        -       3
                                                   ----   ----    ----    ----   ----     ----    ----

        Total contractual cash obligations...      $ 67   $ 66    $ 58    $ 53   $ 88     $145    $477
                                                   ====   ====    ====    ====   ====     ====    ====


     ACCOUNTS RECEIVABLE. Accounts receivable before allowance for doubtful accounts increased by $8.9 million during 2001 which is directly attributable to the revenue increase. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 50 at December 31, 2001 compared to 51 at December 31, 2000 and 56 at December 31, 1999. See "Critical Accounting Policies".

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $26.9 million and $17.9 million at December 31, 2001 and 2000, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility. The increase in 2001 from the end of 2000 is largely due to acquisitions effected during 2001. The time-consuming processes of converting patient files onto Apria's systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business.

     INVENTORIES AND PATIENT SERVICE EQUIPMENT. Inventories consist primarily of pharmaceuticals and disposable articles used in conjunction with patient service equipment. Patient service equipment consists of respiratory and home medical equipment that is provided to in-home patients for the course of their care plan and subsequently returned to Apria for reuse.

     The branch locations serve as the primary point from which inventories and patient service equipment are delivered to the patient. The branches are supplied with inventory and equipment from the regional warehouses, where the purchasing responsibility lies. The regions are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between the region and branch locations. Further, at any given time, more than 80% of Apria's patient service equipment is located in patients' homes. Inherent in this asset flow is the fact that shortages will occur. Management has successfully instituted a number of controls over the company's inventories and patient service equipment to minimize such shortages. However, there can be no assurance that Apria will be able to maintain its current level of control over inventories and patient service equipment.

     Continued revenue growth is directly dependent on Apria's ability to fund its inventory and patient service equipment requirements.

     LONG-TERM DEBT. On July 20, 2001, Apria closed a new $400 million senior secured credit agreement with a syndicate of lenders led by Bank of America, N.A. The credit facilities consist of a $100 million five-year revolving credit facility, a $125 million five-year term loan and a $175 million six-year term loan. The $125 million term loan is repayable in 20 consecutive quarterly installments of $5.5 million to $7 million each, commencing December 31, 2001. The $175 million term loan is repayable in 20 consecutive quarterly installments of $437,500 each, commencing December 31, 2001, followed by three consecutive quarterly installments of $41.6 million each, and a final payment of $41.5 million due on July 20, 2007.

     On December 28, 2001, the company made scheduled quarterly payments of $5.5 million and $437,500 on the five-year and six-year term loans, respectively. The company further reduced the outstanding debt on the five-year term loan by making a voluntary prepayment of $11 million on December 28, 2001. The voluntary prepayment was applied against future scheduled quarterly payments, effectively eliminating any pre-payment requirements on the five-year term loan until September 2002.

     The senior secured credit agreement permits Apria to select one of two variable interest rates. One option is the base rate, which is expressed as the higher of (a) the Federal Funds rate plus 0.50% and (b) the Prime Rate. The other option is the Eurodollar rate, which is based on the London Interbank Offered Rate ("LIBOR"). Interest on outstanding balances under the senior secured credit agreement are determined by adding a margin to the Eurodollar rate or base rate in effect at each interest calculation date. The applicable margins for the revolving credit facility and the $125 million term loan are based on Apria's leverage ratio, which is the ratio of its funded debt to its last four quarters of earnings before interest, taxes, depreciation and amortization. The applicable margin ranges from 1.50% to 2.25% for Eurodollar loans and from 0.50% to 1.25% for base rate loans. For the $175 million term loan, the margins are fixed at 3.00% for Eurodollar loans and at 2.00% for base rate loans. The effective interest rate at December 31, 2001 was 4.87% on total borrowings of $290.9 million. The senior credit agreement also requires payment of commitment fees ranging from 0.25% to 0.50% (also based on Apria's leverage ratio) on the unused portion of the revolving credit facility.

     Borrowings under the senior secured credit facilities are collateralized by substantially all of the assets of Apria. The credit agreement contains numerous restrictions, including but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments and, restrictions on cash dividends, loans and other distributions. The agreement also permits Apria to expend a maximum of $100 million per year on acquisitions. At December 31, 2001, the company was in compliance with all of the financial covenants required by the credit agreement.

     The company's previous credit agreement and the $200 million 9 1/2% senior subordinated notes, both of which were scheduled to mature in late 2002, were repaid in full concurrently with the closing of the new senior secured credit agreement. In connection with the early retirement of its debt, Apria wrote-off the unamortized balance of deferred financing fees attributable to the subordinated notes and the previous credit agreement. Accordingly, Apria recorded an extraordinary charge of $1.5 million, net of tax, in the quarter ended September 30, 2001.

     On December 31, 2001, borrowings under the revolving credit facility were $7.8 million, outstanding letters of credit totaled $1 million and credit available under the revolving facility was $91.2 million.

     Hedging Activities. Apria is exposed to interest rate fluctuations on its underlying variable rate long-term debt. Apria's policy for managing interest rate risk is to evaluate and monitor all available relevant information, including but not limited to, the structure of its interest-bearing assets and liabilities, historical interest rate trends and interest rate forecasts published by major financial institutions. The tools Apria may utilize to moderate its exposure to fluctuations in the relevant interest rate indices include, but are not limited to: (1) strategic determination of repricing periods and related principal amounts, and (2) derivative financial instruments such as interest rate swap agreements, caps or collars. Apria does not use derivative financial instruments for trading or other speculative purposes.

     During the fourth quarter of 2001, Apria entered into two interest rate swap agreements with a total notional amount of $100 million to fix its LIBOR-based variable rate debt at 2.58% (before the applicable margin). The swap agreements became effective October 30, 2001 and terminate on March 31, 2003. The swaps are being accounted for as cash flow hedges under SFAS No. 133. Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the period between the effective date of the swap agreements and December 31, 2001, Apria paid a net settlement amount of $39,000. At December 31, 2001, the swap agreements are reflected in the accompanying balance sheet in other assets at their fair value of $44,000. Unrealized gains on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income.

     Apria does not anticipate losses due to counterparty nonperformance as its counterparty to the swap agreements is a nationally-recognized financial institution with a strong credit rating.

     TREASURY STOCK. In mid-February 2002, Apria announced a plan to repurchase up to $35 million of outstanding common stock during the first two quarters of 2002. Depending on market conditions and other considerations, repurchases will be made from time to time in open market transactions. From February 15, 2002 through March 11, 2002 Apria repurchased 999,800 shares for $21.7 million. In 2000, Apria repurchased 86,000 shares of its common stock for $958,000. All repurchased common shares are being held in treasury. Apria's credit agreement limits common stock repurchases to $35 million in any fiscal year and $100 million in the aggregate over the term of the agreement.

     BUSINESS COMBINATIONS. Pursuant to one of its primary growth strategies, Apria periodically acquires complementary businesses in specific geographic markets. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. For business combinations closing on or before June 30, 2001, goodwill was being amortized over 20 years. For business combinations consummated between July 1, 2001 and December 31, 2001, no goodwill amortization was recorded. Covenants not to compete are being amortized over the life of the respective agreements.

     The aggregate consideration for acquisitions that closed during 2001 was $81.7 million. Allocation of this amount includes $73.1 million to goodwill and intangible assets and $7.6 million to patient service equipment. During 2000, the aggregate consideration for acquisitions was $27.3 million. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $80.3 million and $26.2 million in 2001 and 2000, respectively.

     The success of Apria's acquisition strategy is directly dependent on Apria's ability to maintain and/or generate sufficient liquidity to fund such purchases.

     FEDERAL INVESTIGATIONS. As previously reported, since mid-1998 Apria has been the subject of investigations conducted by several U.S. Attorneys' offices and the U.S. Department of Health and Human Services. These investigations concern the documentation supporting Apria's billing for services provided to patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government in connection with these investigations and is responding to various document requests and subpoenas. A criminal investigation conducted by the U.S. Attorney's office in Sacramento was closed in mid-1999 with no charges being filed. Potential claims resulting from an investigation by the U.S. Attorney's office in San Diego were settled in mid-2001 in exchange for a payment by Apria of $95,000.

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

     If a judge, jury or administrative agency were to determine that false claims were submitted to federal healthcare programs or that there were significant overpayments by the government, Apria could face civil and administrative claims for refunds, sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including the exclusion of Apria from participation in federal healthcare programs.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Apria is exposed to interest rate fluctuations on its underlying variable rate long-term debt. Apria is party to two interest rate swap agreements that it utilizes to moderate such exposure. Apria does not use derivative financial instruments for trading or other speculative purposes.

     At December 31, 2001, Apria's term loan borrowings totaled $283 million. The bank credit agreement governing the term loans provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At December 31, 2001, all of Apria's outstanding term debt was tied to LIBOR. During the fourth quarter of 2001, Apria entered into two interest rate swap agreements with a total notional amount of $100 million to fix its LIBOR-based debt at 2.58% (before application of the interest margin). The term of both agreements is October 30, 2001 to March 31, 2003.

     Based on the term debt outstanding and the swap agreements in place at December 31, 2001, a 100 basis point change in the applicable interest rates would increase or decrease Apria's annual cash flow and pretax earnings by approximately $1.8 million.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     Information regarding Apria's executive officers is set forth under the caption "Executive Officers" in Item 1 hereof.

DIRECTORS

     Set forth below are the names, ages and past and present positions of the persons serving as Apria's Directors as of March 1, 2002:

                                                      BUSINESS EXPERIENCE DURING LAST                DIRECTOR    TERM
NAME AND AGE                                           FIVE YEARS AND DIRECTORSHIPS                    SINCE    EXPIRES
------------------------------------- ------------------------------------------------------------- ---------- ----------

David H. Batchelder, 52               Principal and Managing  Member of  Relational  Investors LLC     1998       2002
                                      since  1996.  Since 1998 he has served as the  Chairman  and
                                      Chief  Executive  Officer of Batchelder & Partners,  Inc., a
                                      financial  advisory and investment banking firm based in San
                                      Diego,  California,  which  is  a  registered  broker-dealer under Section 15(b) of the  Securities  Exchange Act of 1934 and a  member  of the  National  Association  of  Securities
                                      Dealers,  Inc. Mr.  Batchelder  also serves as a director of
                                      Washington  Group  International,   Inc.  and  Nuevo  Energy
                                      Company.

David L. Goldsmith, 53                Managing   Director   of  RS   Investment   Management,   an    1987*      2002
                                      investment  management  firm. Prior to joining RS Investment
                                      Management  in 1999,  he  served  as  Managing  Director  of
                                      Robertson,  Stephens  Investment  Management,  an investment management firm owned by Bank of America  National Trust and
                                      Savings  Association.  He  was  affiliated  with  Robertson,
                                      Stephens  &  Company  LLC and  its  predecessors  from  1981 through 1999.

Lawrence M. Higby, 56                 Chief  Executive  Officer  and a  Director  of  Apria  since    2002       2002
                                      February  12,  2002,  and  President  and  Chief   Operating
                                      Officer  of Apria  since  1997.  Mr.  Higby  also  served as
                                      Apria's  Chief  Executive  Officer on an interim  basis from
                                      January  through May of 1998.  Prior to joining  Apria,  Mr.
                                      Higby served as  President  and Chief  Operating  Officer of
                                      Unocal's 76 Products  Company  and Group Vice  President  of
                                      Unocal  Corporation  from 1994 to 1997.  He also serves as a director of Ross Stores, Inc.

Richard H. Koppes, 55                 Of Counsel to Jones,  Day, Reavis & Pogue, a law firm, and a    1998       2002
                                      Consulting  Professor  of Law and  Co-Director  of Education
                                      Programs at Stanford  University School of Law. He served as a principal of American  Partners  Capital  Group, a venture capital and consulting firm, from 1996 to 1998.


Philip R. Lochner, Jr., 58            Senior  Vice  President  - Chief  Administrative  Officer of    1998       2002
                                      Time  Warner Inc.  from 1991 to 1998.  He is a member of the
                                      Advisory  Council of Republic  New York  Corporation  and of
                                      the Boards of Directors  of Clarcor,  Inc.,  GTech  Holdings
                                      Corp. and The American Stock Exchange.

--------------------------
*     Director of Homedco Group Inc., from the date shown until the June 1995 merger with Abbey Healthcare Group Inc.
which formed Apria. Director of Apria from the date of the merger until the present.

                                                      BUSINESS EXPERIENCE DURING LAST                DIRECTOR    TERM
NAME AND AGE                                           FIVE YEARS AND DIRECTORSHIPS                    SINCE    EXPIRES
------------------------------------- ------------------------------------------------------------- ---------- ----------
Beverly Benedict Thomas, 59           Principal of BBT Strategies,  a consulting firm specializing    1998       2002
                                      in  public  affairs  and  strategic  planning,  since  1997.
                                      Previously,  Ms.  Thomas was a principal  of UT  Strategies,
                                      Inc., a public affairs firm, from 1995 to 1997.

Ralph V. Whitworth, 46                Chairman of the Board of Directors of Apria since 1998.  Mr.    1998       2002
                                      Whitworth  is  also  a  principal  and  Managing  Member  of
                                      Relational  Investors LLC, a private investment  company. He is  also  a  partner  in  Batchelder  &  Partners,  Inc.,  a financial advisory and investment-banking  firm based in San
                                      Diego,  California,  which is registered as a  broker-dealer under Section 15(b) of the  Securities  Exchange Act of 1934 and a  member  of the  National  Association  of  Securities
                                      Dealers,   Inc.   Mr.   Whitworth  is  also  a  director  of
                                      Tektronix, Inc., Mattel, Inc. and Waste Management, Inc.

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

     Based solely on its review of the copies of such reports and written representations from certain reporting persons that certain reports were not required to be filed by such persons, the company believes that all of its Directors, executive officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during the 2001 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

     The following table sets forth all compensation for the 2001, 2000, and 1999 fiscal years paid to or earned by Apria's Chief Executive Officer and the five other most highly compensated executive officers during the 2001 fiscal year.

                                                      SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------

                                               ---------------------------  ---------------------------------
                                               ANNUAL COMPENSATION             LONG-TERM COMPENSATION (1)
                                               ---------------------------  ---------------------------------
                                                                                OPTIONS            LTIP          ALL OTHER
                                               SALARY(2)        BONUS          GRANTED(3)        PAYOUTS(4)     COMPENSATION
NAME                                 YEAR         ($)            ($)              (#)              ($)              ($)
-----------------------------------  -------   -----------   -------------  ----------------  --------------  -----------------

Philip L. Carter.....................2001        691,916        680,000          --                --              3,313  (6)
  Chief Executive Officer (5)        2000        661,538        421,354        500,000           680,000           3,330  (6)
                                     1999        613,694        480,000         75,000             --              3,430  (6)

Lawrence M. Higby................... 2001        463,010        460,000          --                --              3,313  (6)
  Chief Executive Officer,           2000        443,553        285,224        300,000           440,000           3,330  (6)
  President and Chief                1999        418,386        329,600         40,000             --              3,295  (6)
  Operating Officer (7)

John C. Maney......................  2001        403,171           --            --                --          2,093,262  (9)
  Executive Vice President           2000        382,921        243,089        200,000           390,000           3,330  (6)
  and Chief Financial Officer (8)    1999        358,522        280,000         30,000             --              1,615  (6)

Michael R. Dobbs..................   2001        276,671        275,000         20,000             --              3,313  (6)
  Executive Vice President,          2000        251,492        162,059         75,000           250,020           3,330  (6)
  Logistics                          1999        210,332        168,000         30,000             --             23,151 (10)

George S. Suda.....................  2001        233,024        230,000         20,000             --              3,313  (6)
  Executive Vice President,          2000        218,186        136,130         75,000           210,061           3,330  (6)
  Information Services               1999        182,211        126,000         20,000             --              2,890  (6)



Michael J. Keenan..................  2001        205,725        163,795         20,000             --              3,313  (6)
  Executive Vice President,          2000        184,880           --           40,000           178,880         438,784 (11)
  Business Operations                1999        177,995           --           15,000             --             19,259 (12)


        (1) Apria has not issued stock appreciation rights or restricted stock awards.

        (2) These amounts include an automobile allowance which is paid as salary. Salary is paid on the basis of bi-weekly pay periods, with payment for each period being made during the week following its termination. Due to the fact that some years contain payment dates for pay periods which begin or end in other years, amounts reported as salary paid for a particular year may vary slightly from the actual amounts of the salaries of the executive officers listed above.

        (3) The option grants for 1999 were approved by the company's Board of Directors in October 1999 but did not become effective and were not fixed as to price until January 3, 2000. The option grants for 2000 were approved by the company's Board of Directors in October 2000 but did not become effective and were not fixed as to price until January 2, 2001. The option grants for 2001 were approved by the company's Board of Director in October 2001, but did not become effective and were not fixed as to price until January 2, 2002.

        (4) Payments under a two-year incentive plan adopted by the Board of Directors in December 1998. Includes payments made in 2001 but allocable to the 1999-2000 period covered by the plan.

        (5)  Mr. Carter resigned from the company on February 12, 2002.

        (6) Annual contribution by Apria to the company's 401(k) Savings Plan in the name of the individual.

        (7) Mr. Higby was appointed Chief Executive Officer upon Mr. Carter's resignation on February 12, 2002.

        (8)  Mr. Maney resigned from the company in October, 2001.

        (9)  Value realized from stock option exercises.

        (10) Relocation payment.

        (11) Includes annual  contribution  of $3,330  by Apria to the company's
             401(k) Savings Plan in the name of the individual and $435,454 in value realized from the exercise of stock options.

        (12) Includes annual  contribution  of $2,890  by Apria to the company's
             401(k) Savings Plan in the name of the individual and $16,369 in value realized from the exercise of stock options.

SUMMARY OF OPTION GRANTS

     The following table provides information with respect to grants of options in 2001 to Apria's Chief Executive Officer and the five other most highly compensated executive officers of the company. These amounts or calculations do not include options approved in 2000, which did not become effective until January 2, 2001, but do include options approved in 2001 which did not become effective until January 2, 2002.

                                                 OPTION GRANTS TABLE
-----------------------------------------------------------------------------------------------------------------------
                                                                                             POTENTIAL REALIZABLE
                               NUMBER                                                         VALUE AT ACCRUAL RATE
                             SECURITIES      % OF TOTAL                      EXPIRATION       OF STOCK APPRECIATION
                             UNDERLYING        OPTIONS                        DATE OF           FOR OPTION TERM ($)
                              OPTIONS       TO EMPLOYEES IN     EXERCISE      OPTIONS      ----------------------------
NAME                          GRANTED         FISCAL YEAR       PRICE ($)     GRANTED           5%             10%
--------------------------  -------------   -----------------  -----------  -------------  ------------  --------------

Philip L. Carter                 --              --                --            --             --             --
Lawrence M. Higby                --              --                --            --             --             --
John C. Maney                    --              --                --            --             --             --
Michael R. Dobbs               20,000           1.55%             24.01       01/02/12       301,995        765,315
George J. Suda                 20,000           1.55%             24.01       01/02/12       301,995        765,315
Michael J. Keenan              20,000           1.55%             24.01       01/02/12       301,995        765,315


SUMMARY OF OPTIONS EXERCISED

     The following table provides information with respect to the exercise of stock options by Apria's Chief Executive Officer and the five other most highly compensated executive officers of the company during the 2001 fiscal year, together with the fiscal year-end value of unexercised options.

                  AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE
--------------------------------------------------------------------------------------------------------------------
                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-
                                                                 OPTIONS AT                THE-MONEY OPTIONS AT
                               SHARES                        FISCAL YEAR-END(1)           FISCAL YEAR-END(1)(2)
                             ACQUIRED ON      VALUE     -----------------------------  -----------------------------
                              EXERCISE       REALIZED    EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
                            --------------  ----------- -----------------------------  -----------------------------
NAME                             (#)           ($)               (#) / (#)                      ($) / ($)
--------------------------  --------------  ----------- -----------------------------  -----------------------------

Philip L. Carter                  --            --            775,000/550,000               12,193,813/402,625
Lawrence M. Higby                 --            --            403,333/386,667                5,361,589/982,886
John C. Maney                  115,000       2,093,262        120,000/   --                  2,436,300/   --
Michael R. Dobbs                  --            --            110,000/95,000                 1,914,525/161,050
George J. Suda                    --            --             46,666/88,334                   793,278/107,372
Michael J. Keenan                 --            --             53,300/50,000                   897,442/80,525

--------------------------

(1) These amounts or calculations do not include options approved in 2001 which did not become effective until January 2, 2002.

(2) Market value of the securities underlying the options at year-end, minus the exercise or base price of "in-the-money" options. The market value of a share of Apria's common stock at the close of trading on the last trading day of 2001 (December 31) was $24.99.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee was either an officer or employee of the company since January 1, 2001.


DIRECTORS' FEES

     All Directors of Apria are reimbursed for their out-of-pocket expenses incurred in connection with attending Board and related Committee meetings. During 2001, all non-employee Directors received: (i) $1,000 per Board or Committee meeting attended in person ($2,000 per Committee meeting for the Director who is the Committee's chairperson) and (ii) $500 per Board or Committee meeting attended via telephone. In addition, for services rendered during 2001, the non-employee Chairman of the Board was granted an option to purchase 25,000 shares of the company's common stock, and each other non-employee Director was granted an option to purchase 15,000 shares. The options are granted at a purchase or exercise price equal to the fair market value on the date of grant.


EMPLOYMENT AND SEVERANCE AGREEMENTS

     Apria has employment agreements, nondisclosure/noncompetition agreements and/or severance agreements with the following executive officers and other persons listed in the Summary Compensation Table.

     LAWRENCE M. HIGBY. Pursuant to an Amended and Restated Employment Agreement which became effective January 1, 2000, and is scheduled for expiration on January 18, 2003, Mr. Higby has served and continues to serve as Apria's President and Chief Operating Officer. Since February 12, 2002, he has also begun serving as Apria's Chief Executive Officer. The Agreement provides that Mr. Higby is to receive an annual salary of not less than $400,000, subject to increases at the discretion of the company's Board of Directors or Compensation Committee. During 2001, Mr. Higby's annual salary was $460,000; the Board of Directors expects to approve a salary increase to reflect his promotion to Chief Executive Officer by the end of April 2002. Mr. Higby is also entitled to participate in Apria's annual bonus, incentive, stock and other benefit programs generally available to executive officers of the company. The agreement also provides for (i) reasonable access to the company's accountants for personal financial planning, (ii) an automobile allowance, (iii) reimbursement of certain other expenses and (iv) an indemnification of Mr. Higby on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

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

     MICHAEL R. DOBBS. Pursuant to an Amended and Restated Executive Severance Agreement dated February 26, 1999, Mr. Dobbs serves as the company's Executive Vice President, Logistics and undertakes duties at Apria's discretion. The Agreement provides that Mr. Dobbs' salary shall be at the company's discretion. Currently, Mr. Dobbs' annual salary is $275,000. Mr. Dobbs is entitled to participate in Apria's annual bonus, incentive, stock and other benefit programs generally available to executive officers of the company. Mr. Dobbs is also entitled to receive reimbursement of certain other expenses at the company's discretion. If the company terminates Mr. Dobbs' employment without cause, or if he terminates his employment with good reason (including upon a change in control), Mr. Dobbs is entitled to a lump sum payment equal to two times the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance and (iv) an additional amount equal to the average annual cost for company employees of obtaining certain post-employment medical insurance. The Agreement also contains provisions designed to indemnify Mr. Dobbs on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

     MICHAEL J. KEENAN. In June 1997, Mr. Keenan entered into an executive severance agreement with the company. Pursuant to that agreement, Mr. Keenan serves in a position and undertakes duties at Apria's discretion. As of December 31, 2001, Mr. Keenan served as Apria's Executive Vice President, Business Operations. The agreement provides that Mr. Keenan's salary shall be at the company's discretion. Currently, his annual salary is $205,000. Mr. Keenan is entitled to participate in Apria's stock option plans and all other benefit programs generally available to executive officers of the company at the company's discretion. He is also entitled to bonuses in accordance with the bonus plans from time to time in effect for Apria's executives and reimbursement of certain expenses at the company's discretion. If the company terminates his employment without cause, or if he terminates his employment with good reason (including upon a change in control), Mr. Keenan is entitled to a payment equal to the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance and (iv) an additional amount equal to the average annual cost for company employees of obtaining certain post-employment medical insurance. Such payments shall be payable in periodic installments over one year.

         GEORGE S. SUDA. In March 2000, Mr. Suda entered into an executive severance agreement with the company. Pursuant to that agreement, Mr. Suda serves as Apria's Executive Vice President, Information Services and undertakes duties at the company's discretion. The agreement provides that Mr. Suda's salary shall be at the company's discretion. Currently, his annual salary is $230,000. Mr. Suda is entitled to participate in Apria's stock option plans and all other benefit programs generally available to executive officers of the company at the company's discretion. He is also entitled to receive (i) bonuses in accordance with the bonus plans from time to time in effect for Apria's executives and (ii) reimbursement of certain expenses at the company's discretion. If Apria terminates his employment without cause, or if he terminates his employment with good reason (including upon a change in control), Mr. Suda is entitled to a payment equal to two times the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance and (iv) an additional amount equal to the average annual cost for company employees of obtaining certain post-employment medical insurance. The Agreement also contains provisions designed to indemnify Mr. Suda on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

     PHILIP L. CARTER. Mr. Carter served as Apria's Chief Executive Officer during 2001, but resigned on February 12, 2002. Pursuant to a Resignation and General Release Agreement which became effective February 12, 2002, Mr. Carter received two payments during February in the respective amounts of $61,333 and $2,606,354. Mr. Carter will also receive $1,303,177 payable in 52 equal weekly installments under the terms of a Nondisclosure and Noncompetition Agreement pursuant to which Mr. Carter is entitled to receive cash payments in exchange for the performance of certain agreements pertaining to nondisclosure and noncompetition following his resignation. Apria is also required to provide an office and secretarial support at a cost of not more than $50,000 during the year following his resignation. The relevant agreements also contain provisions designed to indemnify Mr. Carter on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

     JOHN C. MANEY. John Maney had an executive severance agreement with the company. However, Mr. Maney resigned from Apria voluntarily under circumstances that did not entitle him to receive any benefits under the agreement.

                      REPORT OF THE COMPENSATION COMMITTEE

TO:  THE BOARD OF DIRECTORS

     As members of the Compensation Committee, it is our duty to administer Apria's overall compensation program for its senior and mid-level management. In addition, the Compensation Committee evaluates the performance and specifically establishes the compensation of the Chief Executive Officer. The Compensation Committee is comprised entirely of independent Directors who are not officers or employees of Apria.

COMPENSATION PHILOSOPHY AND PROGRAM FOR SENIOR MANAGEMENT

     During 2001, Apria's compensation program for executive officers was designed to:

     - reward each member of senior management commensurately with the company's overall growth and financial performance;
     - attract and retain individuals who are capable of leading the company in achieving its business objectives in an industry characterized by competitiveness, growth and change; and
     - encourage ownership of Apria's stock by executive officers.

     The company believes a substantial portion of the annual compensation of each member of senior management should relate to, and should be contingent upon, the financial success of the company. As discussed below, the program consists of, and is intended to strike a balance among, three elements:

     - Salaries. Salaries for the Chief Executive Officer and President are based on the Committee's evaluation of individual job performance and an assessment of the salaries and total compensation mix paid by other similar companies to executive officers holding equivalent positions. The salaries for all other executive officers are approved by the Compensation Committee pursuant to recommendations made by the Chief Executive Officer on the basis of similar criteria.

     - Executive bonuses. Executive bonuses are based on an evaluation of company performance against qualitative and quantitative measures.

     - Long-term incentive compensation. Long-term incentive awards consisting of stock options are designed to insure that incentive compensation is linked to the long-term performance of Apria and its common stock. Such awards provide an incentive that focuses on managing the company from the perspective of an owner.

     In recent years, the Committee's overall compensation strategy has been adjusted so that more than one-half of the total cash compensation earnable by executive officers consists of bonuses based solely on the achievement of certain financial objectives by the company. Stock option grants will also continue to represent a significant portion of executive compensation if managerial efforts result in continued stock price increases.

FACTORS AFFECTING THE EVALUATION OF EXECUTIVE PERFORMANCE FOR 2001

     During 2001, the company continued to pursue a plan for achieving profitable operating results through the following principal elements:

     - Maintaining   disciplined   focus  on  existing  service   offerings  and
       increasing emphasis on home respiratory therapy;
     - Supplementing internal growth with selective acquisitions;
     - Reducing costs and enhancing margins and cash flows; and
     - Improving the company's capital structure.

     As those objectives have been and continue to be achieved, management has placed increased emphasis on sales and operations and has continued its emphasis on compliance issues. Members of senior management have been asked to adapt their activities so as to achieve the benefits sought by the foregoing strategies. Accordingly, members of senior management were and continue to be evaluated in light of their contributions toward achievement of the objectives established by the Chief Executive Officer and the Board. Future compensation for senior management will continue to be based in large part on the company's ability to effectively develop and implement strategies that enable Apria to achieve those objectives and enhance stockholder value.

TOTAL COMPENSATION

     Total compensation target levels for Apria executives are established with consideration given to an analysis of competitive market compensation. The total compensation package for each executive is broken down into the three basic components indicated above and discussed in more detail below. This strategy is intended to emphasize the "performance-based" component of the company's executive compensation, and the Committee intends to continue this emphasis in 2002.

2001 TOTAL COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

     During 2001, Philip L. Carter served as Apria's Chief Executive Officer. He resigned from Apria on February 12, 2002 pursuant to a Resignation and General Release Agreement. Although a significant portion of Mr. Carter's 2001 compensation consisted of a bonus plan based largely on company performance, the Committee did not rely entirely on predetermined formulas or a limited set of criteria when it evaluated the performance of the company's Chief Executive Officer. The Committee considered:

     - management's overall accomplishments;
     - Mr. Carter's individual accomplishments;
     - the company's financial performance; and
     - other criteria discussed below.

     The Committee designed a compensation package for Mr. Carter which provided a competitive salary with the potential of significant bonus plan compensation in the event the company performed well under his leadership. For 2001, Mr.
Carter's annual salary was $680,000 and his total bonus compensation was $680,000. This bonus award was the maximum amount payable under the bonus plan. Of the award, 80% was based on the company's achievement of certain financial objectives related to earnings before interest, taxes, depreciation and amortization ("EBITDA"), earnings per share and net revenue with a lesser element (20%) to be paid on recommendation of the Compensation Committee based on the implementation of certain strategic initiatives. All performance targets and goals concerning the implementation of initiatives were met or exceeded. Mr. Carter's long-term compensation package was also designed to couple his long-term interests with those of Apria's stockholders. The Committee believes that the most significant portion of the package consisted of options to purchase up to 750,000 shares of Apria's common stock at an exercise price of $9.00 per share granted to Mr. Carter when he was first employed by Apria in 1998. The options from Mr. Carter's initial grant became entirely vested on an accelerated basis because certain target prices for the company's common stock were met. Mr. Carter was granted options for an additional (i) 75,000 shares during 1999 at a per share exercise price of $16.9375 and (ii) 500,000 shares during 2000 at a per share exercise price of $27.125. He received no additional option grants for 2001. As of February 12, 2002, the date of his resignation from the company, options for 50,000 of the $16.9375 shares and 125,000 of the $27.125 shares had vested. The unvested portions of the 1999 and 2000 option grants were cancelled at the time of his resignation.

SALARIES FOR EXECUTIVE OFFICERS

     In setting salaries, the first element of the executive compensation program, the Committee did not use a predetermined formula. Instead, the 2001 salaries of the Chief Executive Officer, the President and the other executive officers were based on:

     - the Committee's evaluation of individual job performance;
     - an assessment of the company's performance; and
     - a consideration of salaries paid by similar companies to executive officers holding equivalent positions.

     Philip L. Carter. Mr. Carter's annual salary for 2001 was $680,000, compared to a salary of $650,000 during 2000. The Committee felt the salary was justified due to the fact that the company's profitability had continued to improve.

     Other Executive Officers. The 2001 salaries of the five other most highly compensated executive officers are shown in the "Salary" column of the Summary Compensation Table.

2001 EXECUTIVE OFFICER BONUSES

     Bonuses for all executive officers were awarded under the 2001 Executive Officer Incentive Compensation Plan, a plan adopted to provide each member of senior management with significant bonus compensation (up to the full amount of each officer's 2001 salary) upon the achievement of certain improved financial performance levels for the 2001 fiscal year and the implementation of certain key initiatives.

     The target levels of performance as well as the key initiatives established for the company in the 2001 Executive Officer Incentive Compensation Plan were achieved, and the resulting 2001 bonus payments to Mr. Carter and the other most highly compensated executive officers of the company are listed in the "Bonus" column of the Summary Compensation Table. Because publication of sensitive and proprietary quantifiable targets and other specific goals for the company and its executive officers could place the company at a competitive disadvantage, it has not been the company's practice to disclose the specific financial performance target levels set forth in its incentive compensation plans. However, the actual results for each of the quantifiable target factors are publicly available and reflect an increase in 2001 net revenues of approximately 12% ($117,714,000) over the 2000 level. In addition, EBITDA increased by approximately 7.5% ($18,206,000) and earnings per share increased by more than 21% ($.23 per share) over 2000 levels. Company management also concluded a successful debt restructuring and reduced Apria's days sales outstanding to 50 during 2001.

LONG-TERM INCENTIVE COMPENSATION

     As noted above, the company provided long-term compensation to certain members of senior and mid-level management under various stock incentive plans. The stock incentive plans provide the company with the ability to periodically reward key employees, including executive officers, with options to purchase shares of the company's common stock.

     The value of stock options is tied to the future performance of the company's common stock and provides value to the recipient only when the price of the company's common stock increases above the option grant price.

STOCK OPTION AWARDS TO EXECUTIVE OFFICERS

     Mr. Carter, Mr. Higby and Mr. Maney received no additional stock option grants as a part of their 2001 compensation. Stock option grants for the other three most highly compensated executive officers are shown in the "Options Granted" column of the Summary Compensation Table.

TAX TREATMENT OF STOCK OPTIONS

     The Compensation Committee has considered the anticipated tax treatment to the company regarding the compensation and benefits paid to the executive officers of the company in light of the enactment of Section 162(m) of the United States Internal Revenue Code. The basic philosophy of the Compensation Committee is to strive to provide the executive officers of the company with a compensation package which will preserve the deductibility of such payments for the company to the greatest extent possible. However, certain types of compensation payments and their deductibility (e.g., the spread on exercise of non-qualified options) depend upon the timing of an executive officer's vesting or exercise of previously granted rights. Moreover, interpretations of and changes in the tax laws and other factors beyond the Compensation Committee's control may affect the deductibility of certain compensation payments. In addition, in order to attract qualified management personnel, it has proven necessary to grant certain long-term incentives that may not be deductible under
Section 162(m) of the Code. The Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

Date:  April 1, 2002


THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS
David H. Batchelder (Chairman)
Ralph V. Whitworth
Beverly Benedict Thomas

                                PERFORMANCE GRAPH
--------------------------------------------------------------------------------

     The following graph shows the changes over the last five-year period in the value of $100 invested in (i) the common stock of Apria, (ii) the S&P 500 Stock Index, and (iii) the Peer Group Index (1). The value of each investment is based on share price appreciation, with reinvestment of all dividends. The investments are assumed to have occurred at the beginning of the period presented.



                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                       AMONG APRIA HEALTHCARE GROUP INC.,
                   THE S&P 500 INDEX AND THE PEER GROUP INDEX


[OBJECT OMITTED, graphically depicts the data presented in the table below]



                               12/96   12/97     12/98    12/99    12/00   12/01
---------------------------   -----   ------   ------   ------   ------   ------
Apria Healthcare Group Inc.    100     71.67    47.67    95.67   158.67   133.28
S & P 500                      100    133.36   171.47   207.56   188.66   166.24
Peer Group                     100    116.02   131.53   111.06   179.50   190.49

   (1) The Peer Group Index is based on the cumulative total returns of the following companies: Coram Healthcare Corporation, Lincare Holdings, Inc., Optioncare, Inc., and American Homepatient, Inc. In years prior to 1998, Rotech Medical Corporation (no longer publicly owned) was included in the Peer Group Index.

     It should be noted that this graph represents historical stock price performance and is not necessarily indicative of any future stock price performance.

     The foregoing report of the Compensation Committee of the Board of Directors regarding compensation and the performance graph that appears immediately after such report shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Exchange Act, or incorporated by reference in any document so filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 28, 2002, with respect to the beneficial ownership of Apria's common stock by each person who is known by the company to beneficially own more than 5% of Apria's common stock, each Director of the company, Apria's Chief Executive Officer, the four other most highly compensated executive officers who were serving in such capacity as of December 31, 2001, John C. Maney and all Directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes both voting and investment power with respect to the shares shown.

                                    SECURITY OWNERSHIP TABLE
----------------------------------------------------------------------------------------------------
                                                                 AMOUNT AND NATURE OF     PERCENT OF
NAME OF BENEFICIAL OWNER                                         BENEFICIAL OWNERSHIP       CLASS
-----------------------------------------------------------     ---------------------    ------------
Janus Capital Corporation (1)                                         5,115,705              9.44%
Thomas H. Bailey (1)                                                  5,115,705              9.44
Janus Fund (1)                                                        5,115,705              9.44
Barclays Global Investors, LTD. (2)                                   2,777,011              6.13
David H. Batchelder (3)                                               1,301,282              2.40
Ralph V. Whitworth (3)                                                1,257,948              2.32
Philip L. Carter (4)                                                    900,000              1.66
Lawrence M. Higby (5)                                                   532,666               *
David L. Goldsmith (6)                                                  391,902               *
Michael R. Dobbs (7)                                                    156,180               *
George S. Suda (8)                                                       80,933               *
Michael J. Keenan (9)                                                    71,633               *
Richard H. Koppes (10)                                                   68,000               *
Philip R. Lochner, Jr. (11)                                              67,000               *
Beverly Benedict Thomas (12)                                             65,000               *
John C. Maney (13)                                                       53,000               *
All current directors and executive officers as a group               2,894,289              5.34
(12 persons) (14)
------------------
*     Less than 1%

(1)   According to an amended Schedule 13G dated February 8, 2002, Janus Capital
      Corporation ("Janus Capital") reported beneficial ownership as well as sole dispositive and voting power with respect to 5,115,705 shares.
      3,571,250 of the shares are held by Janus Fund, an investment company registered under Section 8 of the Investment Company Act of 1940 for which Janus Capital is the investment advisor. Thomas H. Bailey ("Bailey") joined in the report stating that, as President and Chairman of the Board of Janus Capital, he may be deemed to have the power to exercise or direct the exercise of Janus Capital's dispositive and voting powers, even though he disclaims beneficial ownership and the right to receive dividends from, or the proceeds of any sale of the stock. Janus Capital is a registered investment advisor which furnishes investment advice to several investment companies registered under Section 8 of the Investment Company Act of 1940 and to individual and institutional clients. The mailing address for Janus
      Capital,  Janus Fund and Bailey is 100 Filmore  Street,  Denver,  Colorado
      80206-4923.

 (2)  According  to a Schedule  13G,  dated  February  8,  2002,  filed with the
      Securities  and  Exchange  Commission,  Barclays  Global  Investors,  Ltd.
      ("BGLTD"), a bank as defined in Section 3(a)(6) of the Securities Exchange
      Act of 1934, has sole dispositive power as to 2,777,011 shares and sole voting power as to 2,707,799 shares. BGLTD holds 4,230 of the shares directly and has sole dispositive and voting power as to those shares. The balance of the shares is held by two related banks: Barclays Global Fund
      Advisors ("BGF"), which has sole voting and dispositive power as to 343,304 shares, and Barclays Global Investors, N.A. ("BGNA"), which has sole voting power as to 2,360,265 shares and sole dispositive power as to 2,429,477. The mailing address for BGLTD, BGF and BGNA is 45 Fremont
      Street, San Francisco, California 94105.

(3)   According to a Schedule 13D  Amendment,  dated August 9, 2001,  and Form 5 filings  dated  January 28, 2002 and  February 1, 2002,  all of which have been  filed  with  the  Securities  and  Exchange  Commission,  Relational
      Investors LLC ("RILLC"),  its affiliated companies and Messrs.  Batchelder and Whitworth,  individually and as Managing  Members of RILLC,  have sole voting and dispositive power as to 1,322,948 shares, which amount includes
      161,666  shares  subject  to  options  that  are  currently   exercisable.
      1,161,282  of the  shares  are held by RILLC  or by  limited  partnerships
      (Relational Coast Partners,  L.P., Relational Investors,  L.P., Relational
      Fund Partners,  L.P., or Relational Partners,  L.P.) of which RILLC is the sole general partner. Mr. Whitworth,  who is the non-employee  Chairman of the company's Board of Directors,  holds currently  exercisable options to
      acquire  96,666  shares,  and  Mr.  Batchelder,   who  also  serves  as  a
      non-employee  member of the  company's  Board of  Directors,  holds 75,000 shares in a personal account and currently  exercisable options to acquire
      65,000  shares. The  mailing  address for  both  Mr.  Whitworth  and   Mr.
      Batchelder  is  11975  El  Camino  Real, Suite 300,  San Diego, California
      92130.

(4)   Includes 875,000 shares subject to options that are currently exercisable.
      The amounts reflected in the table have been adjusted to account for the sale during March 2002 of 50,000 shares acquired on option.

(5)   Includes 521,666 shares subject to options that are currently exercisable.

(6) Includes 300,236 held in a shared trust with Mr. Goldsmith's wife and 91,666 shares subject to options that are currently exercisable.

(7)   Includes 145,000 shares subject to options that are currently exercisable.

(8)   Includes 78,333 shares subject to options that are currently exercisable.

(9)   Includes 71,633 shares subject to options that are currently exercisable.

(10)  Includes 65,000 shares subject to options that are currently exercisable.

(11)  Includes 65,000 shares subject to options that are currently exercisable.

(12)  Includes 64,000 shares subject to options that are currently exercisable.

(13)  Includes 45,000 shares subject to options that are currently exercisable.

(14) Includes shares owned by certain trusts. Also includes 1,273,097 shares subject to options that are currently exercisable.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                           PAGE
                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS
  Independent Auditors' Report.........................................     F-1
  Consolidated Balance Sheets - December 31, 2001 and 2000.............     F-2
  Consolidated Statements of Income - Years ended
    December 31, 2001, 2000 and 1999...................................     F-3
  Consolidated Statements of Stockholders' Equity - Years
    ended December 31, 2001, 2000 and 1999.............................     F-4
  Consolidated Statements of Cash Flows - Years ended
    December 31, 2001, 2000 and 1999...................................     F-5
  Notes to Consolidated Financial Statements...........................     F-6

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Schedule II - Valuation and Qualifying Accounts......................     S-1

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders of
Apria Healthcare Group Inc.

     We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule as of and for each of the three years in the period ended December 31, 2001, included in the Index at Item 14(a)(2). These consolidated financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apria Healthcare Group Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
---------------------------------


Costa Mesa, California
April 1, 2002

                           APRIA HEALTHCARE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                      DECEMBER 31,
                                                                                ----------------------
(in thousands)                                                                     2001         2000
------------------------------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents .................................................   $   9,359    $  16,864
  Accounts receivable, less allowance for doubtful accounts of $32,073
    and $39,787 at December 31, 2001 and 2000, respectively .................     162,092      145,518
  Inventories, net ..........................................................      25,084       22,404
  Deferred income taxes .....................................................      33,017       33,067
  Prepaid expenses and other current assets .................................      10,271        8,617
                                                                                ---------    ---------
         TOTAL CURRENT ASSETS ...............................................     239,823      226,470

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of
   $342,010 and $310,741 at December 31, 2001 and 2000, respectively ........     165,471      134,812
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ...................................      47,312       40,630
DEFERRED INCOME TAXES .......................................................      37,838       75,076
GOODWILL, NET ...............................................................     193,458      131,841
INTANGIBLE ASSETS, NET ......................................................       4,863        6,087
OTHER ASSETS ................................................................       7,017        5,416
                                                                                ---------    ---------
                                                                                $ 695,782    $ 620,332
                                                                                =========    =========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ..........................................................   $  71,198    $  54,250
  Accrued payroll and related taxes and benefits ............................      33,907       28,449
  Accrued insurance .........................................................      10,376        9,980
  Income taxes payable ......................................................       9,060       13,378
  Other accrued liabilities .................................................      34,754       24,555
  Current portion of long-term debt .........................................      15,455        1,999
                                                                                ---------    ---------
         TOTAL CURRENT LIABILITIES ..........................................     174,750      132,611

LONG-TERM DEBT, net of current portion ......................................     278,234      341,479

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

STOCKHOLDERS' EQUITY Preferred stock, $.001 par value:
    10,000,000 shares authorized; none issued ...............................           -            -
  Common stock, $.001 par value:
    150,000,000 shares authorized; 54,690,267 and 53,153,890 shares issued at December 31, 2001 and 2000, respectively; 54,604,167 and 53,067,790
    outstanding at December 31, 2001 and 2000, respectively .................          55           53
  Additional paid-in capital ................................................     368,231      343,621
  Treasury stock, at cost; 86,100 shares at
    December 31, 2001 and 2000, respectively ................................        (961)        (961)
  Accumulated deficit .......................................................    (124,554)    (196,471)
  Accumulated other comprehensive income ....................................          27            -
                                                                                ---------    ---------
                                                                                  242,798      146,242
                                                                                ---------    ---------
                                                                                $ 695,782    $ 620,332
                                                                                =========    =========


See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.
                         CONSOLIDATED INCOME STATEMENTS
                                                                         YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------
(in thousands, except per share data)                               2001           2000          1999
--------------------------------------------------------------------------------------------------------
Net revenues ................................................   $ 1,131,915    $ 1,014,201   $   940,024
Costs and expenses:
   Cost of net revenues:
      Product and supply costs ..............................       204,666        188,581       183,750
      Patient service equipment depreciation ................        89,985         77,819        73,138
      Nursing services ......................................         1,223          1,642         2,011
      Other .................................................        11,773         10,900         9,015
                                                                -----------    -----------   -----------
          TOTAL COST OF NET REVENUES ........................       307,647        278,942       267,914
   Provision for doubtful accounts ..........................        37,110         32,166        34,314
   Selling, distribution and administrative .................       631,582        554,691       514,041
   Amortization of goodwill and intangible assets ...........        12,349         10,205         8,048
                                                                -----------    -----------   -----------
          TOTAL COSTS AND EXPENSES ..........................       988,688        876,004       824,317
                                                                -----------    -----------   -----------
          OPERATING INCOME ..................................       143,227        138,197       115,707
Interest expense, net .......................................        25,685         40,056        42,526
                                                                -----------    -----------   -----------
          INCOME BEFORE TAXES AND EXTRAORDINARY CHARGE ......       117,542         98,141        73,181
Income tax expense (benefit) ................................        44,097         41,135      (130,954)
                                                                -----------    -----------   -----------
          INCOME BEFORE EXTRAORDINARY CHARGE ................        73,445         57,006       204,135
Extraordinary charge on debt refinancing,
   net of taxes of $914 .....................................         1,528              -             -
                                                                -----------    -----------   -----------
          NET INCOME ........................................   $    71,917    $    57,006   $   204,135
                                                                ===========    ===========   ===========


Basic income per common share:
   Income before extraordinary charge .......................   $      1.36    $      1.09   $      3.93
   Extraordinary charge on debt refinancing, net of taxes....          0.03             -             -
                                                                -----------    -----------   -----------
          Net income ........................................   $      1.33    $      1.09   $      3.93
                                                                ===========    ===========   ===========

Diluted income per common share:
   Income before extraordinary charge .......................   $      1.32    $      1.06   $      3.81
   Extraordinary charge on debt refinancing, net of taxes....          0.03              -             -
                                                                -----------    -----------   -----------
          Net income ........................................   $      1.29    $      1.06   $      3.81
                                                                ===========    ===========   ===========


See notes to consolidated financial statements.

                                                                   APRIA HEALTHCARE GROUP INC.
                                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                        ACCUMULATED
                                          COMMON STOCK      ADDITIONAL   TREASURY STOCK                   OTHER           TOTAL
                                       ------------------    PAID-IN     --------------   ACCUMULATED  COMPREHENSIVE   STOCKHOLDERS'
(in thousands)                         SHARES   PAR VALUE    CAPITAL     SHARES    COST     DEFICIT       INCOME          EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998 ......    51,785   $     52    $ 325,906         -   $(3)    $(457,612)      $   -        $(131,657)
Exercise of stock options .........       270                   2,671                                                      2,671
Tax benefits related to
  stock options ...................                               235                                                        235
Other .............................                                85                                                         85
Net income ........................                                                         204,135                      204,135
                                      -------   --------    ---------     ------  -----   ---------       -----        ---------
Balance at December 31, 1999 ......    52,055         52      328,897          -   (3)     (253,477)          -           75,469

Exercise of stock options .........     1,099          1       10,735                                                     10,736
Tax benefits related to
  stock options....................                             3,989                                                      3,989
Repurchases of common stock .......                                          (86) (958)                                     (958)
Net income ........................                                                          57,006                       57,006
                                      -------   --------    ---------     ------  -----   ---------       -----        ---------
Balance at December 31, 2000 ......    53,154         53      343,621        (86) (961)    (196,471)          -          146,242

Exercise of stock options .........     1,536          2       16,476                                                     16,478
Tax benefits related to
  stock options....................                             8,134                                                      8,134

Unrealized gain on interest rate
   swap agreements, net of taxes...                                                                          27               27
Net income ........................                                                          71,917                       71,917
                                                                                          ---------       -----        ---------
      Total comprehensive income...                                                          71,917          27           71,944
                                      -------   --------    ---------     ------  -----   ---------       -----        ---------
Balance at December 31, 2001 ......    54,690   $     55    $ 368,231        (86) $(961)  $(124,554)      $  27        $ 242,798
                                      =======   ========    =========     ======  =====   =========       =====        =========


See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
(in thousands)                                                                    2001         2000         1999
------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income .................................................................   $  71,917    $  57,006    $ 204,135
Items included in net income not requiring (providing) cash:
    Extraordinary charge on debt refinancing ...............................       2,442            -            -
    Provision for doubtful accounts ........................................      37,110       32,166       34,314
    Provision for inventory and patient service equipment shortages ........           -            -        3,968
    Depreciation ...........................................................     106,106       95,074       92,312
    Amortization of goodwill and intangible assets .........................      12,349       10,205        8,048
    Amortization of deferred debt issuance costs............................       1,880        2,618        4,471
    Deferred income taxes ..................................................      45,405       34,414     (138,334)
    Other, net .............................................................          97         (921)      (1,679)
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
    Accounts receivable ....................................................     (53,822)     (27,105)     (49,802)
    Inventories, net .......................................................      (2,516)      (3,898)      (3,668)
    Prepaids and other assets ..............................................      (1,718)       1,427       (3,905)
    Accounts payable, exclusive of outstanding checks ......................      11,979         (156)       4,446
    Accrued payroll and related taxes and benefits .........................       5,459        1,971          898
    Income taxes payable ...................................................      (4,319)       4,158        4,701
    Accrued expenses .......................................................       9,060      (18,976)     (12,188)
                                                                               ---------    ---------    ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES .........................     241,429      187,983      147,717

INVESTING ACTIVITIES
    Purchases of patient service equipment and property,
      equipment and improvements, exclusive of effects of acquisitions......    (133,162)     (96,414)     (75,119)
    Proceeds from disposition of assets ....................................         303          637        1,038
    Cash paid for acquisitions, including
      payments of deferred consideration....................................     (80,273)     (26,220)     (53,427)
                                                                               ---------    ---------    ---------
         NET CASH USED IN INVESTING ACTIVITIES .............................    (213,132)    (121,997)    (127,508)

FINANCING ACTIVITIES
    Proceeds from revolving credit facilities ..............................      94,900            -            -
    Payments on revolving credit facilities ................................     (87,100)           -            -
    Proceeds from term loans ...............................................     300,000            -            -
    Payments on term loans .................................................    (156,938)     (79,062)     (68,938)
    Payment on redemption of senior subordinated notes .....................    (200,000)           -            -
    Payments on other long-term debt .......................................      (2,488)      (3,608)      (5,826)
    Outstanding checks included in accounts payable ........................       4,969        4,259         (872)
    Capitalized debt issuance costs, net ...................................      (5,623)        (982)      (2,226)
    Repurchases of common stock ............................................           -         (958)           -
    Issuances of common stock ..............................................      16,478       10,736        2,671
                                                                               ---------    ---------    ---------
         NET CASH USED IN FINANCING ACTIVITIES .............................     (35,802)     (69,615)     (75,191)
                                                                               ---------    ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..................................      (7,505)      (3,629)     (54,982)
Cash and cash equivalents at beginning of year .............................      16,864       20,493       75,475
                                                                               ---------    ---------    ---------
         CASH AND CASH EQUIVALENTS AT END OF YEAR ..........................   $   9,359    $  16,864    $  20,493
                                                                               =========    =========    =========

SUPPLEMENTAL DISCLOSURES - See Notes 5 and 7 for cash paid for interest and income taxes, respectively.

NON-CASH TRANSACTIONS - See Statements of Stockholders' Equity, Note 3 and Note 9 for tax benefit from stock option exercises, liabilities assumed in acquisitions and purchase of property and equipment under capital leases, respectively.


See notes to consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of Apria Healthcare Group Inc. ("Apria" or "the company") and its subsidiaries. Intercompany transactions and accounts have been eliminated.

     Company Background and Segment Reporting: Apria operates in the home healthcare segment of the healthcare industry, providing a variety of clinical services and related products and supplies as prescribed by a physician or authorized by a case manager as part of a care plan. All products and services offered by the company are provided through the company's network of approximately 400 branch facilities, which are located throughout the United States and are organized into 15 geographic regions. Each region consists of a number of branches and a regional office, which provides key support services such as billing, purchasing, equipment maintenance, repair and warehousing. Management evaluates operating results on a geographic basis and therefore views each region as an operating segment. All regions provide the same products and services, including respiratory therapy, infusion therapy and home medical equipment and supplies. For financial reporting purposes, all of the company's operating segments are aggregated into one reportable segment in accordance with the aggregation criteria in paragraph 17 of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information".

     Respiratory therapy, infusion therapy and home medical equipment represent approximately 66%, 19% and 15% of total 2001 revenues, respectively. The gross margins for these services and related products were 79%, 59% and 63%, respectively.

     Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 30% of the company's 2001 revenues are reimbursed under arrangements with Medicare and Medicaid. In 2001, no other third-party payor group represented 10% or more of the company's revenues. The majority of the company's revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented less than 10% of total net revenues for 2001, 2000 and 1999.

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

     Management performs periodic analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Also, focused reviews of certain large and/or problematic payors are performed. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that management's estimates could change in the near term, which could have an impact on operations and cash flows.

     Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

     Cash and Cash Equivalents: Apria maintains cash with various financial institutions. These financial institutions are located throughout the United States and the company's cash management practices limit exposure to any one institution. Outstanding checks, which are reported as a component of accounts payable, were $23,457,000 and $18,488,000 at December 31, 2001 and 2000,
respectively. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

     Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $26,925,000 and $17,863,000 at December 31, 2001 and 2000, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of disposables used in conjunction with patient service equipment and pharmaceuticals.

     Patient Service Equipment: Patient service equipment consists of medical equipment provided to in-home patients and is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from one to ten years.

     Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Included in property and equipment are assets under capitalized leases which consist solely of information systems. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for each of the categories presented in Note 3 are as follows: leasehold improvements -- the shorter of the remaining lease term or seven years; equipment and furnishings -- three to fifteen years; information systems -- three to four years.

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

     The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount. Management does not believe any impairment of its capitalized software existed at December 31, 2001.

     Goodwill: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Prior to a transition period called for by SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill attributable to business combinations completed on or before June 30, 2001, was being amortized over the period of expected benefit. The amortization period for substantially all of the company's goodwill was 20 years. Management reviewed for impairment on an ongoing basis and whenever events or changes in circumstances indicated the possibility of impairment. In accordance with the provisions of SFAS No. 142, goodwill arising from business combinations initiated after June 30, 2001, will no longer be amortized but shall be tested annually for impairment or more frequently if circumstances indicate potential impairment. Upon Apria's adoption of SFAS No. 142 in its entirety on January 1, 2002, the amortization of goodwill, including goodwill recorded in past transactions, ceased completely. See "Recent Accounting Pronouncements".

     Intangible and Other Long-lived Assets: Intangible assets consist primarily of covenants not to compete resulting from business combinations. The values assigned to such intangible assets are amortized on a straight-line basis over their contractual terms, which range from two to ten years.

     Management reviews for impairment of intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe any impairment of its intangible assets or long-lived assets existed at December 31, 2001. See "Recent Accounting Pronouncements".

     Fair Value of Financial Instruments: The fair value of long-term debt and letters of credit is determined by reference to borrowing rates currently available to Apria for loans with similar terms and average maturities. The carrying amounts of cash and cash equivalents, accounts receivables, trade payables and accrued expenses approximate fair value because of their short maturity.

     Advertising: Advertising costs amounting to $3,044,000, $2,212,000 and $2,528,000 for 2001, 2000 and 1999, respectively, are expensed as incurred and included in "Selling, distribution and administrative expenses".

     Income Taxes: Apria provides for income taxes in accordance with provisions specified in SFAS No. 109, "Accounting for Income Taxes". Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

     Derivative Instruments and Hedging Activities: Effective January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. Apria's adoption of SFAS No. 133 did not have a material effect on the company's consolidated financial statements.

     Comprehensive Income: For the year ended December 31, 2001, the difference between net income and comprehensive income is $27,000, net of taxes, which is attributable to unrealized gains on two interest rate swap agreements. For the years ended December 31, 2000 and 1999, there were no differences between comprehensive income and net income.

     Per Share Amounts: Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants, using the treasury stock method.

     Recent Accounting Pronouncements: In July 2001, Apria adopted SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Adoption of SFAS No. 141 did not have a material effect on the company's consolidated financial statements.

     Effective January 1, 2002, Apria adopted SFAS No. 142, "Goodwill and Other Intangible Assets" in its entirety. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets. The statement provides that goodwill or other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit's fair value is compared to its carrying value; if the fair value is less than its carrying value, goodwill impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. In the year of adoption, SFAS No. 142 requires a transitional goodwill impairment test; the first step must be completed within six months of adoption and the second step, if necessary, must be completed by the end of the year. Amounts used in the transitional test shall be measured as of the beginning of the year. An impairment loss resulting from application of the transitional goodwill impairment test shall be recognized as the effect of a change in accounting principle. Apria's transitional goodwill impairment test and overall evaluation of SFAS No. 142's impact is currently in progress, therefore it is not presently known whether adoption will have a material effect on the consolidated financial statements. Goodwill amortization expense for the year ended December 31, 2001 was $9,809,000.

     Effective January 1, 2002, Apria was required to adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured similarly to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale. The adoption of this statement will not have a material effect on Apria's financial statements.

     Reclassifications: Certain amounts for prior periods have been reclassified to conform to the current year presentation.


NOTE 2 -- PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consist of the following:

                                                            DECEMBER 31,
                                                   -----------------------------
     (IN THOUSANDS)                                   2001              2000
     ---------------------------------------------------------------------------

     Leasehold improvements.................       $  17,809         $  20,912
     Equipment and furnishings..............          43,565            46,136
     Information systems....................          73,597            57,408
                                                   ---------         ---------
                                                     134,971           124,456
     Less accumulated depreciation..........         (87,659)          (83,826)
                                                   ---------         ---------
                                                   $  47,312         $  40,630
                                                   =========         =========

NOTE 3 -- BUSINESS COMBINATIONS

     During 2001, 2000 and 1999, Apria acquired a number of complementary businesses in specific geographic markets. Included are five companies acquired after June 30, 2001. All of these companies primarily provided home respiratory therapy services. For all periods presented, these all-cash transactions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the consolidated income statements from the dates of acquisition. The purchase prices were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value.

     The following table summarizes the allocation of the purchase prices of acquisitions made by the company, which include payments deferred from prior years. In 2001, such payments totaled $2,408,000. At December 31, 2001, outstanding deferred consideration totaled $1,385,000 and $2,200,000 for business combinations intitiated on or before June 30, 2001 and after June 30, 2001, respectively.

                                                      2001                   YEAR ENDED
                                             -----------------------        DECEMBER 31,
                                              After      On or prior   -----------------------
     (IN THOUSANDS)                          June 30,    to June 30,       2000        1999
     ---------------------------------------------------------------   -----------------------

     Fair value of assets acquired.........  $  44,523   $  37,286      $  26,778   $  56,313
     Liabilities (assumed) paid, net.......     (1,932)        396           (558)     (2,886)
                                             ---------   ---------      ---------   ---------
        Cash paid..........................  $  42,591   $  37,682      $  26,220   $  53,427
                                             =========   =========      =========   =========

     The allocation of the aggregate  consideration  for  acquisitions  effected
during  2001,  2000  and  1999  includes   goodwill  and  intangible  assets  of
$73,112,000, $22,492,000 and $49,324,000, respectively.

     The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during 2001, as if the acquisitions had occurred at the beginning of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect on the dates indicated or that may be achieved in the future.

                                                        YEAR ENDED DECEMBER 31,
                                                      --------------------------
     (IN THOUSANDS)                                      2001           2000
     ---------------------------------------------------------------------------

     Net revenues..................................   $1,164,658     $1,083,178
     Income before extraordinary charge............   $   73,197     $   53,191
     Net income....................................   $   71,669     $   53,191

     Diluted income per common share:
       Income before extraordinary charge..........      $  1.34        $  0.97
       Extraordinary charge on debt
         refinancing, net of taxes.................         0.03              -
                                                         -------        -------
         Net income................................      $  1.31        $  0.97
                                                         =======        =======

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

                                                              DECEMBER 31,
                                                       -------------------------
     (IN THOUSANDS)                                       2001           2000
     ---------------------------------------------------------------------------

     Goodwill from business combinations
       completed on or before June 30, 2001.........   $ 203,077      $ 170,522
     Less accumulated amortization..................     (48,490)       (38,681)
                                                       ---------      ---------
                                                         154,587        131,841
     Goodwill from business combinations
       initiated after June 30, 2001................      38,871              -
                                                       ---------      ---------
                                                       $ 193,458      $ 131,841
                                                       =========      =========

     Intangible assets, comprised of
       covenants not to compete.....................   $  16,180      $  16,455
     Less accumulated amortization..................     (11,317)       (10,368)
                                                       ---------      ---------
                                                       $   4,863      $   6,087
                                                       =========      =========

     Covenants not to compete relating to business combinations completed after June 30, 2001 have a weighted-average life of five years. All of the goodwill recorded in conjunction with business combinations initiated after June 30, 2001 is expected to be deductible for tax purposes.


NOTE 5 -- CREDIT FACILITY AND LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              DECEMBER 31,
                                                        ------------------------
     (IN THOUSANDS)                                       2001           2000
     ---------------------------------------------------------------------------

     Term loans payable.............................    $283,062       $140,000
     Notes payable relating to revolving
       credit facilities............................       7,800              -
     9 1/2% senior subordinated notes...............           -        200,000
     Capital lease obligations (see Note 9).........       2,827          3,478
                                                        --------       --------
                                                         293,689        343,478
     Less: Current maturities.......................     (15,455)        (1,999)
                                                        --------       --------
                                                        $278,234       $341,479
                                                        ========       ========

     Credit Agreement: On July 20, 2001, Apria closed a new $400,000,000 senior secured credit agreement with a syndicate of lenders led by Bank of America, N.A. The credit facilities consist of a $100,000,000 five-year revolving credit facility, a $125,000,000 five-year term loan and a $175,000,000 six-year term loan. The $125,000,000 term loan is repayable in 20 consecutive quarterly installments of $5,500,000 to $7,000,000 each, commencing December 31, 2001. The $175,000,000 term loan is repayable in 20 consecutive quarterly installments of $437,500 each, commencing December 31, 2001, followed by three consecutive quarterly installments of $41,562,500 each, and a final payment of $41,562,500 due on July 20, 2007.

     On December 28, 2001, the company made scheduled quarterly payments of $5,500,000 and $437,500 on the five-year and six-year term loans, respectively. The company further reduced the outstanding debt on the five-year term loan by making a voluntary prepayment of $11,000,000 on December 28, 2001. The voluntary prepayment was applied against future scheduled quarterly payments, effectively eliminating any prepayment requirements on the five-year term loan until September 2002.

     The senior secured credit agreement permits Apria to select one of two variable interest rates. One option is the base rate, which is expressed as the higher of (a) the Federal Funds rate plus 0.50% and (b) the Prime Rate. The other option is the Eurodollar rate, which is based on the London Interbank Offered Rate ("LIBOR"). Interest on outstanding balances under the senior secured credit agreement are determined by adding a margin to the Eurodollar rate or base rate in effect at each interest calculation date. The applicable margins for the revolving credit facility and the $125,000,000 term loan are based on Apria's leverage ratio, which is the ratio of its funded debt to its last four quarters of earnings before interest, taxes, depreciation, and amortization. The applicable margin ranges from 1.50% to 2.25% for Eurodollar loans and from 0.50% to 1.25% for base rate loans. For the $175,000,000 term loan, the margins are fixed at 3.00% for Eurodollar loans and at 2.00% for base rate loans. The effective interest rate at December 31, 2001 was 4.87% on total borrowings of $290,862,500. The senior credit agreement also requires payment of commitment fees ranging from 0.25% to 0.50% (also based on Apria's leverage ratio) on the unused portion of the revolving credit facility.

     Borrowings under the senior secured credit facilities are collateralized by substantially all of the assets of Apria. The credit agreement contains numerous restrictions, including but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments and, restrictions on cash dividends, loans and other distributions. The agreement also permits Apria to expend a maximum of $100,000,000 per year on acquisitions. At December 31, 2001, the company was in compliance with all of the financial covenants required by the credit agreement.

     The carrying value of the term loans and the revolver approximates fair value because the underlying instruments are variable notes that reprice frequently.

     The company's previous credit agreement and the $200,000,000 9 1/2% senior subordinated notes, both of which were scheduled to mature in late 2002, were repaid in full concurrently with the closing of the new senior secured credit agreement. In connection with the early retirement of its debt, Apria wrote-off the unamortized balance of deferred financing fees attributable to the subordinated notes and the previous credit agreement. Accordingly, Apria recorded an extraordinary charge of $1,528,000, net of tax, in the quarter ended September 30, 2001.

     On December 31, 2001,  borrowings  under the revolving credit facility were
$7,800,000,   outstanding  letters  of  credit  totaled  $1,000,000  and  credit available under the revolving facility was $91,200,000.

     Maturities of long-term debt, exclusive of capital lease obligations, are as follows:


     (IN THOUSANDS)                            DECEMBER 31, 2001
     -----------------------------------------------------------
     2002................................          $ 13,250
     2003................................            25,750
     2004................................            26,500
     2005................................            29,000
     2006................................            71,675
     2007................................           124,687
                                                   --------
                                                   $290,862

     Total interest paid in 2001, 2000 and 1999 amounted to $27,298,000, $37,119,000 and $37,923,000, respectively.

     Hedging Activities: Apria is exposed to interest rate fluctuations on its underlying variable rate long-term debt. Apria's policy for managing interest rate risk is to evaluate and monitor all available relevant information, including but not limited to, the structure of its interest-bearing assets and liabilities, historical interest rate trends and interest rate forecasts published by major financial institutions. The tools Apria may utilize to moderate its exposure to fluctuations in the relevant interest rate indices include, but are not limited to: (1) strategic determination of repricing periods and related principal amounts, and (2) derivative financial instruments such as interest rate swap agreements, caps or collars. Apria does not use derivatives for trading or other speculative purposes.

     During the fourth quarter of 2001, Apria entered into two interest rate swap agreements with a total notional amount of $100,000,000 to fix its LIBOR-based variable rate debt at 2.58% (before the applicable margin). The swap agreements became effective October 30, 2001 and terminate on March 31, 2003. The swaps are being accounted for as cash flow hedges under SFAS No. 133. Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the period between the effective date of the swap agreements and December 31, 2001, Apria paid a net settlement amount of $39,000. At December 31, 2001, the swap agreements are reflected in the accompanying balance sheet in other assets at their fair value of $44,000. Unrealized gains on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income.

NOTE 6 -- STOCKHOLDERS' EQUITY

     Treasury Stock: In mid-February 2002, Apria announced a plan to repurchase up to $35,000,000 of outstanding common stock during the first two quarters of 2002. Depending on market conditions and other considerations, repurchases will be made from time to time in open market transactions. From February 15, 2002 through March 11, 2002 Apria repurchased 999,800 shares for $21,670,000. In 2000, Apria repurchased 86,000 shares of its common stock for $958,000. All repurchased common shares are being held in treasury.

     Stock Compensation Plans: Apria has various stock-based compensation plans, which are described below. Management applies the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. No compensation expense has been recognized upon granting of options under its fixed stock option plans or its performance-based plans. Had compensation expense for the company's stock-based compensation plans been recognized based on the fair value of awards at the date of grant, Apria's net income and per share amounts would have been adjusted to the pro forma amounts indicated below.

     (IN THOUSANDS, EXCEPT PER SHARE DATA)         2001       2000       1999
     ---------------------------------------------------------------------------

     Net income:
       As reported......................        $ 71,917   $ 57,006   $ 204,135
       Pro forma........................        $ 61,761   $ 47,812   $ 196,971

     Basic net income per share:
       As reported......................         $  1.33    $  1.09     $  3.93
       Pro forma........................         $  1.14    $  0.91     $  3.79

     Diluted net income per share:
       As reported......................         $  1.29    $  1.06     $  3.81
       Pro forma........................         $  1.11    $  0.89     $  3.71


     For purposes of pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: risk-free interest rates ranging from 3.83% to 5.03%, 5.99% to 6.72% and 6.81% to 6.89%, respectively; dividend yield of 0% for all years; expected lives of 4.25 years for 2001, 4.89 years for 2000 and 5.08 years for 1999; and volatility of 62% for 2001, 65% for 2000 and 64% for 1999.

     Fixed Stock Options: Apria has various fixed stock option plans that provide for the granting of incentive or non-statutory options to its key employees and non-employee members of the Board of Directors. In the case of incentive stock options, the exercise price may not be less than the fair market value of the company's stock on the date of the grant, and may not be less than 110% of the fair market value of the company's stock on the date of the grant for any individual possessing 10% or more of the voting power of all classes of stock of the company. The dates at which the options become exercisable range from the date of grant to five years after the date of grant and expire not later than 10 years after the date of grant. The weighted-average fair values of fixed stock options granted during 2001, 2000 and 1999 were $14.06, $9.85 and $10.79, respectively.

     A summary of the status of Apria's fixed stock options as of December 31, 2001, 2000 and 1999, and the activity during the years ending on those dates is presented below:

                                                    2001                          2000                          1999
                                           --------------------------    ------------------------    --------------------------
                                                          WEIGHTED-                   WEIGHTED-                     WEIGHTED-
                                                           AVERAGE                     AVERAGE                       AVERAGE
                                             SHARES    EXERCISE PRICE      SHARES  EXERCISE PRICE       SHARES   EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year..........  3,268,096      $15.87         2,619,083      $15.73       2,300,969      $14.73
Granted:
  Exercise price equal to fair value......  2,246,000      $26.65         1,136,000      $16.47         563,332      $18.06
  Exercise price greater than fair value..          -      $    -                 -      $    -          50,000      $18.45
Exercised.................................   (548,185)     $15.45          (322,432)     $15.87        (189,241)     $10.24
Forfeited.................................   (618,892)     $23.99          (164,555)     $17.69        (105,977)     $17.59
                                            ---------                     ---------                   ---------
Outstanding at end of year................  4,347,019      $20.41         3,268,096      $15.87       2,619,083      $15.73
                                            =========                     =========                   =========
Exercisable at end of year................  1,913,525      $16.02         1,868,339      $15.23       1,792,519      $15.14
                                            =========                     =========                   =========

     The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                           ----------------------------------------------         ---------------------------
                                                             WEIGHTED-
                                                              AVERAGE
                                                             REMAINING        WEIGHTED-                           WEIGHTED-
                                              NUMBER        CONTRACTUAL        AVERAGE              NUMBER         AVERAGE
RANGE OF EXERCISE PRICES                    OUTSTANDING   LIFE (IN YEARS)  EXERCISE PRICE         EXERCISABLE  EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------------

      $ 6.69 - $12.19                         625,979          6.23            $ 9.32               565,979         $ 9.02
      $12.25 - $16.63                         386,828          6.87            $14.64               322,826         $14.57
      $16.94 - $16.94                         658,631          7.94            $16.94               195,988         $16.94
      $17.05 - $20.00                         480,541          6.17            $18.04               382,692         $17.99
      $20.50 - $26.45                         686,840          6.53            $23.96               431,840         $23.73
      $27.13 - $29.00                       1,508,200          8.95            $27.14                14,200         $28.08
                                            ---------                                             ---------
      $ 6.69 - $29.00                       4,347,019          7.53            $20.41             1,913,525         $16.02
                                            =========                                             =========

     Performance-Based Stock Options: Included in Apria's stock-based compensation plans are provisions for the granting of performance-based stock options. No such options have been granted since 1999. All options awarded under the performance-based plans have vested and expire 10 years from the date of grant. The weighted-average fair value of performance-based stock options granted during 1999 was $7.38.

     A summary of the status of Apria's performance-based stock options at December 31, 2001, 2000 and 1999, and the activity during the years ending on those dates is presented below:

                                                     2001                          2000                          1999
                                           --------------------------    ------------------------    --------------------------
                                                          WEIGHTED-                   WEIGHTED-                     WEIGHTED-
                                                           AVERAGE                     AVERAGE                       AVERAGE
                                             SHARES    EXERCISE PRICE      SHARES  EXERCISE PRICE       SHARES   EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year..........  2,384,402     $  7.99         3,208,392     $  7.77       3,410,862      $ 7.55
Granted:
  Exercise price equal to fair value......          -     $     -                 -     $     -         124,500      $13.54
  Exercise price greater than fair value..          -     $     -                 -     $     -          20,000      $ 6.50
Exercised.................................   (988,192)    $  8.09          (776,484)    $  7.20         (80,470)     $11.00
Forfeited.................................          -     $     -           (47,506)    $  6.50        (266,500)     $ 6.50
                                            ---------                     ---------                   ---------
Outstanding at end of year................  1,396,210     $  7.91         2,384,402     $  7.99       3,208,392      $ 7.77
                                            =========                     =========                   =========
Exercisable at end of year................  1,396,210     $  7.91         1,747,365     $  8.36         871,142      $ 9.70
                                            =========                     =========                   =========

     The following table summarizes information about performance-based stock options outstanding at December 31, 2001:

                                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                           ----------------------------------------------         ---------------------------
                                                             WEIGHTED-
                                                              AVERAGE
                                                             REMAINING        WEIGHTED-                           WEIGHTED-
                                              NUMBER        CONTRACTUAL        AVERAGE              NUMBER         AVERAGE
RANGE OF EXERCISE PRICES                    OUTSTANDING   LIFE (IN YEARS)  EXERCISE PRICE         EXERCISABLE  EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------------

      $ 4.69 - $ 6.50                        685,126          6.61            $ 6.18               685,126         $ 6.18
      $ 6.75 - $ 9.00                        610,000          6.41            $ 8.75               610,000         $ 8.75
      $10.75 - $18.56                        101,084          5.03            $14.53               101,084         $14.53
                                           ---------                                             ---------
      $ 4.69 - $18.56                      1,396,210          6.41            $ 7.91             1,396,210         $ 7.91
                                           =========                                             =========

     Approximately 9,328,000 shares of common stock are reserved for future issuance upon exercise of stock options under all of Apria's active plans.

NOTE 7 -- INCOME TAXES

     Significant components of Apria's deferred tax assets and liabilities are as follows:

                                                           DECEMBER 31,
                                                    ----------------------------
     (IN THOUSANDS)                                    2001           2000
     ---------------------------------------------------------------------------

     Deferred tax liabilities:
       Tax over book depreciation..............     $ (4,122)       $ (4,834)
       Other, net..............................       (1,182)           (878)
                                                    --------        --------
          Total deferred tax liabilities.......       (5,304)         (5,712)

     Deferred tax assets:
       Allowance for doubtful accounts.........       12,028          14,636
       Accruals................................        9,309           9,251
       Asset valuation reserves................        2,181           2,766
       Net operating loss carryforward,
         limited by Section 382................       35,623          70,115
       AMT credit carryovers...................        9,766           8,052
       Intangible assets.......................        4,823           8,126
       Other, net..............................        2,429             909
                                                    --------        --------
          Total deferred tax assets............       76,159         113,855
                                                    --------        --------
          Net deferred tax assets..............     $ 70,855        $108,143
                                                    ========        ========

     At December 31, 2001, the company's net current deferred tax assets and net long-term deferred tax assets are $33,017,000 and $37,838,000, respectively. The difference in the company's deferred tax assets from 2000 to 2001 is primarily attributable to utilization of current year net operating loss carryforwards.

     At December 31, 2001, Apria had federal net operating loss carryforwards of approximately $89,000,000, expiring in varying amounts in the years 2003 through 2018, and various state operating loss carryforwards that began to expire in 1997. Additionally, the company has an alternative minimum tax credit carryforward of approximately $9,800,000. As a result of an ownership change in 1992 that met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of Apria's federal and state operating loss carryforwards may expire unused. The net operating loss carryforward amount in the related deferred tax asset excludes such amount.

     Income tax expense (benefit) consists of the following:

                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
     (IN THOUSANDS)                       2001           2000           1999
     ---------------------------------------------------------------------------

     Current:
       Federal..................       $  2,150        $  1,622       $  1,470
       State....................          1,200           5,099          6,145
                                       --------        --------       --------
                                          3,350           6,721          7,615
     Deferred:
       Federal..................         39,049          30,116       (123,495)
       State....................          1,698           4,298        (15,074)
                                       --------        --------       --------
                                         40,747          34,414       (138,569)
                                       --------        --------       --------
                                       $ 44,097        $ 41,135       $(130,954)
                                       ========        ========       =========

     During 2001, the exercise of stock options granted under Apria's various stock option plans gave rise to $21,689,000 in compensation that is includable as taxable income to the employee and deductible by the company for federal and state tax purposes but is not recognized as expense for financial reporting purposes.

     Current federal income tax expense for 2001 and 2000 represents the company's expected federal alternative minimum tax liability. This amount is also reflected as a deferred tax asset in the accompanying balance sheet.

     The current liability also includes estimated settlement amounts for state income tax examinations. During 1999, the company settled its foreign tax liabilities associated with the foreign tax audits.

     Differences between Apria's income tax expense (benefit) and an amount calculated utilizing the federal statutory rate are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
     (IN THOUSANDS)                                          2001          2000          1999
     -----------------------------------------------------------------------------------------------------------

     Income tax expense at statutory rate...............   $ 41,140      $ 34,349     $  25,613
     Non-deductible amortization of goodwill............      1,693         1,590         1,628
     State and foreign taxes, net of federal
       benefit and state loss carryforwards.............      2,959         3,942         4,073
     Decrease in valuation allowance for
       deferred items currently recognized..............          -             -      (158,992)
     Other..............................................     (1,695)        1,254        (3,276)
                                                           --------      --------      --------
                                                           $ 44,097      $ 41,135     $(130,954)
                                                           ========      ========     =========

     Net income taxes paid in 2001, 2000 and 1999, amounted to $2,096,000, $2,575,000 and $2,679,000, respectively.

NOTE 8 -- PER SHARE AMOUNTS

     The following table sets forth the computation of basic and diluted per share amounts:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------
     (IN THOUSANDS)                                                            2001         2000          1999
     ------------------------------------------------------------------------------------------------------------
     Numerator:
        Net income.....................................................     $ 71,917     $ 57,006     $ 204,135
        Numerator for basic and diluted per share
          amounts - net income available to common stockholders........     $ 71,917     $ 57,006     $ 204,135

     Denominator:
        Denominator for basic per share
           amounts - weighted-average shares...........................       53,971       52,375        51,940

        Effect of dilutive securities:
           Employee stock options......................................        1,807        1,647         1,590
                                                                            --------     --------     ---------
           Total dilutive potential common shares......................        1,807        1,647         1,590
                                                                            --------     --------     ---------
        Denominator for diluted per share amounts - adjusted
            weighted-average shares....................................       55,778       54,022        53,530
                                                                            ========     ========     =========

     Basic net income per common share.................................       $ 1.33       $ 1.09        $ 3.93
                                                                              ======       ======        ======
     Diluted net income per common share...............................       $ 1.29       $ 1.06        $ 3.81
                                                                              ======       ======        ======

     Employee stock options excluded from the computation of diluted per share amounts:

          Shares for which exercise price exceeds
             average market price of common stock......................        1,853          249         1,789
                                                                              ======     ========        ======
     Average exercise price per share that exceeds
        average market price of common stock...........................       $26.86       $25.52        $19.11
                                                                              ======       ======        ======

NOTE 9 -- LEASES

     Apria operates principally in leased offices and warehouse facilities. In addition, delivery vehicles and office equipment are leased under operating leases. Lease terms are generally ten or fewer years with renewal options for additional periods. Many leases provide that the company pay taxes, maintenance, insurance and other expenses. Rentals are generally increased annually by the Consumer Price Index, subject to certain maximum amounts defined within individual agreements.

     Apria occasionally subleases unused facility space when a lease buyout is not a viable option. Sublease income, in amounts not considered material, is recognized monthly and is offset against facility lease expense. Net rent expense in 2001, 2000 and 1999 amounted to $60,618,000, $56,243,000 and
$55,465,000, respectively.

     In addition, during 2001 and 2000, Apria acquired information systems totaling $1,837,000 and $3,054,000, respectively, under capital lease arrangements with lease terms ranging from 24 to 30 months. No such arrangements were effected in 1999. Amortization of the leased information systems amounted to $811,000, $87,000 and $2,023,000 in 2001, 2000 and 1999, respectively.

     The following amounts for assets under capital lease obligations are included in property, equipment and improvements:

                                                             DECEMBER 31,
                                                       -------------------------
     (IN THOUSANDS)                                      2001           2000
     ---------------------------------------------------------------------------

     Information systems...........................    $ 4,458        $ 3,054
     Less accumulated depreciation.................       (811)           (87)
                                                       -------        -------
                                                       $ 3,647        $ 2,967
                                                       =======        =======

     Future minimum payments, by year and in the aggregate, required under capital lease obligations and noncancellable operating leases consist of the following at December 31, 2001:

                                                         CAPITAL       OPERATING
     (IN THOUSANDS)                                       LEASES        LEASES
     ---------------------------------------------------------------------------

     2002............................................    $ 2,324       $ 48,564
     2003............................................        642         39,383
     2004............................................          -         31,941
     2005............................................          -         23,612
     2006............................................          -         16,512
     Thereafter......................................          -         19,894
                                                         -------       --------
                                                           2,966       $179,906
                                                                       ========
     Less interest included in minimum
       lease payments................................       (139)
                                                         -------
     Present value of minimum lease payments.........      2,827
     Less current portion............................     (2,205)
                                                         -------
                                                         $   622
                                                         =======

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     Apria has a 401(k) defined contribution plan, whereby eligible employees may contribute up to 16% of their annual basic earnings. The company matches 50% of the first 8% of employee contributions. Total expenses related to the defined contribution plan were $4,240,000, $3,792,000 and $3,405,000 in 2001, 2000 and
1999, respectively.


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

     Apria and certain of its present and former officers and/or directors are defendants in a class action lawsuit, In Re Apria Healthcare Group Securities Litigation, filed in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV98-217 GLT). This case is a consolidation of three similar class actions filed in March and April, 1998. The consolidated amended class action complaint purports to establish a class of plaintiff shareholders who purchased Apria's common stock between May 22, 1995 and January 20, 1998. No class has been certified at this time. The complaint alleges, among other things, that the defendants made false and/or misleading public statements regarding Apria and its financial condition in violation of federal securities laws. The complaint seeks compensatory and punitive damages as well as other relief.

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

     Following a series of settlement discussions, the parties reached a tentative settlement of both the consolidated federal and state class actions in early 2002. Under the terms of the settlement, Apria has contributed $1 million to a settlement pool, with the balance of the total settlement amount of $42 million coming from Apria's insurance carriers. Apria has also agreed to provide various indemnities to certain current and former Apria officers and directors who would be entitled to receive such indemnification under applicable law. The Orange County Superior Court has required that final settlement documents be presented to the Court on April 16, 2002. Apria cannot provide any assurances that all of the agreements necessary to finalize the settlement, and obtain final Court approval for such a settlement, will be obtained. However, in the opinion of Apria's management, the ultimate disposition of these class actions will not have a material adverse effect on Apria's results of operations or financial condition.

     Apria and its former Chief Executive Officer are also defendants in a class action lawsuit, J.E.B. Capital Partners, LP v. Apria Healthcare Group Inc. and Philip L. Carter, filed on August 27, 2001 in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV01-813 GLT). Among other things, the operative complaint alleges that the defendants made false and/or misleading public statements by not announcing until July 16, 2001 the amount of potential damages asserted by the U.S. Attorney's office in Los Angeles and counsel for the plaintiffs in the qui tam actions referred to below. Apria believes that it has meritorious defenses to the plaintiff's claims and it intends to vigorously defend itself. In the opinion of Apria's management, the ultimate disposition of this class action will not have a material adverse effect on Apria's results of operations or financial condition.

     As previously reported, since mid-1998 Apria has been the subject of investigations conducted by several U.S. Attorneys' offices and the U.S. Department of Health and Human Services. These investigations concern the documentation supporting Apria's billing for services provided to patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government in connection with these investigations and is responding to various document requests and subpoenas. A criminal investigation conducted by the U.S. Attorney's office in Sacramento was closed in mid-1999 with no charges being filed. Potential claims resulting from an investigation by the U.S. Attorney's office in San Diego were settled in mid-2001 in exchange for a payment by Apria of $95,000.

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

     On July 12, 2001, government representatives and counsel for the plaintiffs in the qui tam actions asserted that, by a process of extrapolation from a sample of 300 patient files to all of Apria's billings to the federal government during the three-and-one-half year sample period, Apria could be liable to the government under the False Claims Act for more than $9,000,000,000, consisting of extrapolated overpayment liability, plus treble damages and penalties of up to $10,000 for each allegedly false claim derived from the extrapolation.

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

     Certain Concentrations: Approximately 66% of Apria's revenues are derived from respiratory therapy services, a significant portion of which is reimbursed under the federal Medicare program. The Balanced Budget Act of 1997 significantly reduced the Medicare reimbursement rates for home oxygen services and respiratory drugs and included other provisions that have impacted or may impact reimbursement rates in the future. Although the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 mitigated or delayed some of the effects of the original legislation, there are still significant issues outstanding that could adversely impact future revenues and operating results.

     Apria currently purchases approximately 40% of its patient service equipment and supplies from three suppliers. Although there are a limited number of suppliers, management believes that other suppliers could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect operating results.

NOTE 12 -- SERVICE/PRODUCT LINE DATA

     The following table sets forth a summary of net revenues and gross profit by service line:

                                                            YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------
     (IN THOUSANDS)                                    2001          2000           1999
     ---------------------------------------------------------------------------------------
     Net revenues:
     Respiratory therapy......................     $  742,805     $  656,089     $   598,901
     Infusion therapy.........................        216,436        194,508         179,148
     Home medical equipment/other.............        172,674        163,604         161,975
                                                   ----------     ----------     -----------
               Total net revenues.............     $1,131,915     $1,014,201     $   940,024
                                                   ==========     ==========     ===========

     Gross profit:
     Respiratory therapy......................     $  588,868     $  521,867     $   472,306
     Infusion therapy.........................        126,778        115,352         106,162
     Home medical equipment/other.............        108,622         98,040          93,642
                                                   ----------     ----------     -----------
               Total gross profit.............     $  824,268     $  735,259     $   672,110
                                                   ==========     ==========     ===========

NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                QUARTER
                                                        -------------------------------------------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                FIRST          SECOND         THIRD         FOURTH
     ----------------------------------------------------------------------------------------------------------
     2001
     Net revenues...................................    $271,354        $283,480       $284,025       $293,056
     Gross profit...................................    $195,076        $207,905       $207,548       $213,739
     Operating income...............................    $ 35,696        $ 35,613       $ 35,681       $ 36,237
     Income before extraordinary charge.............    $ 17,076        $ 17,247       $ 19,133       $ 19,989
     Net income.....................................    $ 17,076        $ 17,247       $ 17,605       $ 19,989

     Basic income per common share:
       Income before extraordinary charge...........      $ 0.32         $ 0.32          $ 0.35         $ 0.37
       Extraordinary charge on debt refinancing,
         net of taxes...............................      $    -         $    -          $ 0.03         $    -
                                                          ------         ------          ------         ------
             Net income.............................      $ 0.32         $ 0.32          $ 0.32         $ 0.37

     Diluted income per common share:
       Income before extraordinary charge...........      $ 0.31         $ 0.31          $ 0.34         $ 0.36
       Extraordinary charge on debt refinancing,
         net of taxes...............................      $    -         $    -          $ 0.03         $    -
                                                          ------         ------          ------         ------
             Net income.............................      $ 0.31         $ 0.31          $ 0.31         $ 0.36

     2000
     Net revenues...................................    $250,722        $252,570       $252,588       $258,321
     Gross profit...................................    $179,221        $183,189       $185,178       $187,671
     Operating income...............................    $ 32,637        $ 34,567       $ 35,695       $ 35,298
     Net income.....................................    $ 12,781        $ 14,071       $ 14,806       $ 15,348

     Basic income per common share..................      $ 0.24         $ 0.27          $ 0.28         $ 0.29
     Diluted income per common share................      $ 0.24         $ 0.26          $ 0.28         $ 0.28

     Third Quarter - 2001: Net income for the third quarter of 2001 includes an extraordinary charge of $1,528,000, net of tax, attributable to the write-off of the unamortized balance of deferred financing fees related to the early retirement of Apria's 9 1/2% senior subordinated notes and the previously existing credit agreement. Both were scheduled to mature in late 2002, but were repaid in full concurrently with the closing of the new senior credit agreement in July 2001.




                                   o o o o o o

                                                  APRIA HEALTHCARE GROUP INC.

                                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                                                          ADDITIONS
                                                                   ------------------------
                                                     BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                                      BEGINNING     COSTS AND       OTHER                      END OF
(IN THOUSANDS)                                        OF PERIOD     EXPENSES      ACCOUNTS    DEDUCTIONS       PERIOD
------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001
----------------------------
Deducted from asset accounts:
   Allowance for doubtful accounts .............       $39,787       $37,110       $     -      $44,824       $32,073
   Reserve for inventory and patient
      service equipment shortages ..............         7,790             -             -        1,974         5,816
                                                       -------       -------       -------      -------       -------
                  Totals .......................       $47,577       $37,110       $     -      $46,798       $37,889
                                                       =======       =======       =======      =======       =======


Year ended December 31, 2000
----------------------------
Deducted from asset accounts:
   Allowance for doubtful accounts .............       $44,652       $32,166       $     -      $37,031      $39,787
   Reserve for inventory and patient
      service equipment shortages ..............        10,359             -             -        2,569        7,790
                                                       -------       -------       -------      -------      -------
                  Totals .......................       $55,011       $32,166       $     -      $39,600      $47,577
                                                       =======       =======       =======      =======      =======


Year ended December 31, 1999
----------------------------
Deducted from asset accounts:
   Allowance for doubtful accounts .............       $35,564       $34,314       $     -      $25,226      $44,652
   Reserve for inventory and patient
      service equipment shortages ..............        15,797         3,968             -        9,406       10,359
                                                       -------       -------       -------      -------      -------
                  Totals .......................       $51,361       $38,282       $     -      $34,632      $55,011
                                                       =======       =======       =======      =======      =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 1, 2002

                                       APRIA HEALTHCARE GROUP INC.

                                   By: /s/ LAWRENCE M. HIGBY
                                       --------------------------------------
                                       Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                   TITLE                              DATE
       ---------                   -----                              ----

/s/ LAWRENCE M. HIGBY                                              April 1, 2002
-----------------------
Lawrence M. Higby           Director, Chief Executive Officer
                            and President
                            (Principal Executive Officer)


/s/ JAMES E. BAKER
-----------------------
James E. Baker              Chief Financial Officer                April 1, 2002
                            (Principal Financial and
                            Accounting Officer)


/s/ RALPH V. WHITWORTH
-----------------------
Ralph V. Whitworth          Director, Chairman of the Board        April 1, 2002


/s/ DAVID H. BATCHELDER
-----------------------
David H. Batchelder         Director                               April 1, 2002


/s/ DAVID L. GOLDSMITH
-----------------------
David L. Goldsmith          Director                               April 1, 2002


/s/ RICHARD H. KOPPES
-----------------------
Richard H. Koppes           Director                               April 1, 2002


/s/ PHILIP R. LOCHNER
-----------------------
Philip R. Lochner           Director                               April 1, 2002


/s/ BEVERLY B. THOMAS
-----------------------
Beverly B. Thomas           Director                               April 1, 2002

                                  EXHIBIT INDEX


EXHIBIT NO.                                            DESCRIPTION                                                       REFERENCE
-----------                                            -----------                                                       ---------
   3.1       Restated Certificate of Incorporation of Registrant.                                                           (b)

   3.2       Certificate of Ownership and Merger  merging Apria  Healthcare  Group Inc. into Abbey and amending  Abbey's
             Restated Certificate of Incorporation to change Abbey's name to "Apria Healthcare Group Inc".

   3.3       Amended and Restated Bylaws of Registrant, as amended on May 5, 1998.                                          (c)

   3.4       Certificate of Amendment of Certificate of Incorporation of Apria Healthcare Group Inc.                        (d)

   3.5       Amended and Restated Bylaws of Registrant, as amended on October 29, 1999.                                     (e)

   4.1       Specimen Stock Certificate of the Registrant.

   4.2       Certificate of Designation of the Registrant.                                                                  (b)

   10.1      Schedule of Registration Procedures and Related Matters.                                                       (a)

   10.2      Executive Severance Agreement effective June 28, 1997 between Registrant and Michael J. Keenan.

   10.3      Amended and Restated Executive  Severance Agreement dated February 26, 1999, between Registrant and Michael
             R. Dobbs, as revised in December 2000.                                                                         (f)

   10.4      Amended and Restated  Employment  Agreement  effective January 1, 2000,  between Registrant and Lawrence M.
             Higby.                                                                                                         (f)

   10.5      Executive Severance Agreement effective March 28, 2000 between Registrant and George J. Suda.

   10.6      Building Lease,  dated December 6, 2000 and commencing on December 1, 2001,  between MSGW California I, LLC and Apria  Healthcare,  Inc. for two buildings  within the  MSGW/Pacific  Commercentre  Business Park, Lake
             Forest, California.                                                                                            (g)

   10.7      Amendment No. 1 to the 1998 Nonqualified Stock Incentive Plan, dated January 31, 2001.                         (f)

   10.8      Credit  Agreement dated July 20, 2001, among  Registrant and certain of its  subsidiaries,  Bank of America
             National Association and other financial institutions party to the Credit Agreement.                           (g)

   10.9      Underwriting Agreement dated August 9, 2001, between Registrant and Relational Investors, LLC.                 (g)

   10.10     Resignation and General Release Agreement  effective  February 12, 2002,  between  Registrant and Philip L.
             Carter.

   21.1      List of Subsidiaries.

   23.1      Consent of Deloitte & Touche LLP, Independent Auditors.


                               REFERENCES - DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
   (a)        Incorporated by reference to Registration  Statement on Form S-4  (Registration  No.  33-69094),  as filed on
              September 17, 1993.

   (b)        Incorporated  by reference  to  Registration  Statement  on Form S-4  (Registration  No.  33-90658),  and its
              appendices, as filed on March 27, 1995.

   (c)        Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 1998, as filed on August 14, 1998.

   (d)        Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 1999, as filed on August 12, 1999.

   (e)        Incorporated  by reference to Quarterly  Report on Form 10-Q dated  September  30, 1999, as filed on November
              12, 1999.

   (f)        Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000.

   (g)        Incorporated  by reference to Quarterly  Report on Form 10-Q dated  September  30, 2001, as filed on November
              14, 2001.


                               COPIES OF EXHIBITS

Copies of exhibits will be provided upon written request and payment of a fee of $.25 per page plus postage. The written request should be directed to the Financial Reporting Department (Attn: Ms. Donna Draper), at the address of the company set forth on the first page of this Form 10-K.