Form 10-Q
period 2002-03-31
APRIA HEALTHCARE GROUP INC
filed 2002-05-15
CIK 882289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2002

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 1-14316


                           APRIA HEALTHCARE GROUP INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                33-0488566
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification Number)


 26220 ENTERPRISE COURT, LAKE FOREST, CA               92630
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (949) 639-2000

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

There were 54,364,302 shares of common stock, $.001 par value, outstanding at May 7, 2002.

                           APRIA HEALTHCARE GROUP INC.

                                    FORM 10-Q

                       FOR THE PERIOD ENDED MARCH 31, 2002






PART I. FINANCIAL INFORMATION
-----------------------------

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

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           APRIA HEALTHCARE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                               MARCH 31,   DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                        2002         2001
-------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...............................................   $   7,389    $   9,359
  Accounts receivable, less allowance for doubtful accounts of $33,266
    and $32,073 at March 31, 2002 and December 31, 2001, respectively .....     175,381      162,092
  Inventories, net ........................................................      25,249       25,084
  Deferred income taxes ...................................................      33,169       33,017
  Prepaid expenses and other current assets ...............................      10,279       10,271
                                                                              ---------    ---------
          TOTAL CURRENT ASSETS ............................................     251,467      239,823

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $349,596
  and $342,010 at March 31, 2002 and December 31, 2001, respectively ......     165,381      165,471
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET .................................      49,055       47,312
DEFERRED INCOME TAXES .....................................................      28,590       37,838
GOODWILL, NET .............................................................     195,458      193,458
INTANGIBLE ASSETS, NET ....................................................       4,752        4,863
OTHER ASSETS ..............................................................       7,067        7,017
                                                                              ---------    ---------
                                                                              $ 701,770    $ 695,782
                                                                              =========    =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ........................................................   $  62,371    $  71,198
  Accrued payroll and related taxes and benefits ..........................      36,240       33,907
  Accrued insurance .......................................................      10,814       10,376
  Income taxes payable ....................................................      12,736        9,060
  Other accrued liabilities ...............................................      26,076       34,754
  Current portion of long-term debt .......................................      21,335       15,455
                                                                              ---------    ---------
          TOTAL CURRENT LIABILITIES .......................................     169,572      174,750

LONG-TERM DEBT, net of current portion ....................................     284,429      278,234

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value:  10,000,000 shares authorized;
    none issued ...........................................................           -            -
  Common stock, $.001 par value:  150,000,000 shares authorized;
    54,932,737 and 54,690,267 shares issued at March 31, 2002 and
    December 31, 2001, respectively; 53,846,837 and 54,604,167
    outstanding at March 31, 2002 and December 31, 2001, respectively .....          55           55
  Additional paid-in capital ..............................................     371,648      368,231
  Treasury stock, at cost; 1,085,900 and 86,100 shares at March 31, 2002
    and December 31, 2001, respectively ...................................     (22,631)        (961)
  Accumulated deficit .....................................................    (101,559)    (124,554)
  Accumulated other comprehensive income ..................................         256           27
                                                                              ---------    ---------
                                                                                247,769      242,798
                                                                              ---------    ---------

                                                                              $ 701,770    $ 695,782
                                                                              =========    =========


See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          ----------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                               2002          2001
------------------------------------------------------------------------------------------------
Net revenues .........................................................    $301,345      $271,354
Costs and expenses:
   Cost of net revenues:
      Product and supply costs .......................................      55,162        51,927
      Patient service equipment depreciation .........................      23,417        20,964
      Nursing services ...............................................         271           354
      Other ..........................................................       3,269         3,033
                                                                          --------      --------
          TOTAL COST OF NET REVENUES .................................      82,119        76,278
   Selling, distribution and administrative ..........................     166,108       148,394
   Provision for doubtful accounts ...................................      11,511         8,150
   Amortization of goodwill and intangible assets ....................         671         2,836
                                                                          --------      --------
          TOTAL COSTS AND EXPENSES ...................................     260,409       235,658
                                                                          --------      --------
          OPERATING INCOME ...........................................      40,936        35,696
Interest expense, net ................................................       4,144         8,408
                                                                          --------      --------
          INCOME BEFORE TAXES ........................................      36,792        27,288
Income tax expense ...................................................      13,797        10,212
                                                                          --------      --------
          NET INCOME .................................................    $ 22,995      $ 17,076
                                                                          ========      ========


Basic net income per common share ....................................    $   0.42      $   0.32
                                                                          ========      ========
Diluted net income per common share ..................................    $   0.41      $   0.31
                                                                          ========      ========


See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 --------------------
(DOLLARS IN THOUSANDS)                                                             2002        2001
-----------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income ...............................................................     $ 22,995    $ 17,076
  Items included in net income not requiring cash:
     Provision for doubtful accounts .......................................       11,511       8,150
     Depreciation and amortization .........................................       28,111      27,487
     Amortization of deferred debt issuance costs ..........................          325         617
     Deferred income taxes and other .......................................       10,101       9,412
  Changes  in  operating  assets  and  liabilities, exclusive  of effects  of acquisitions:
     Accounts receivable ...................................................      (24,999)    (17,848)
     Inventories, net ......................................................         (165)        661
     Prepaid expenses and other assets .....................................           71         373
     Accounts payable, exclusive of outstanding checks .....................       (5,315)     (1,494)
     Accrued payroll and related taxes and benefits ........................        2,333       2,644
     Income taxes payable ..................................................        3,676         459
     Accrued expenses ......................................................       (7,385)      1,007
                                                                                 --------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ........................       41,259      48,544

INVESTING ACTIVITIES
  Purchases of patient service equipment and property,
     equipment and improvements, exclusive of effects of acquisitions ......      (27,083)    (30,029)
  Proceeds from disposition of assets ......................................           94          41
  Cash paid for acquisitions, including payments of deferred consideration..       (3,320)    (25,299)
                                                                                 --------    --------
          NET CASH USED IN INVESTING ACTIVITIES ............................      (30,309)    (55,287)

FINANCING ACTIVITIES
  Proceeds from revolving credit facilities ................................       89,200      17,200
  Payments on revolving credit facilities ..................................      (78,100)    (17,200)
  Payments on term loans ...................................................         (438)          -
  Payments on other long-term debt .........................................         (660)       (214)
  Outstanding checks included in accounts payable ..........................       (3,512)     (3,363)
  Repurchases of common stock ..............................................      (21,670)          -
  Issuances of common stock ................................................        2,260       4,833
                                                                                 --------    --------
          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ..............      (12,920)      1,256
                                                                                 --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..................................       (1,970)     (5,487)
Cash and cash equivalents at beginning of period ...........................        9,359      16,864
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................     $  7,389    $ 11,377
                                                                                 ========    ========


See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Apria Healthcare Group Inc. ("Apria" or "the company") and its subsidiaries. Intercompany transactions and accounts have been eliminated.

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the company's 2001 Form 10-K.


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

Recent Accounting Pronouncements: Effective January 1, 2002, Apria adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in its entirety. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets. The statement provides that goodwill or other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The effect of adoption of SFAS No. 142 on the consolidated financial statements is shown in Note E - Goodwill and Intangible Assets.

Effective January 1, 2002, Apria was required to adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends other guidance related to the accounting and reporting of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured similarly to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale. Adoption of this statement did not have a material effect on Apria's financial statements.


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


NOTE D - BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying income statements from the date of acquisition. During the three-month period ended March 31, 2002, cash paid for acquisitions was $3,320,000, which included amounts deferred from prior years of $1,059,000. At March 31, 2002, outstanding deferred consideration totaled $2,763,000.

For the acquisitions that were completed during the three-month period ended March 31, 2002, $2,260,000 was allocated to goodwill, including amounts not yet paid, $103,000 to intangible assets and $273,000 to patient service equipment.


NOTE E - GOODWILL AND INTANGIBLE ASSETS

In July 2001, Apria adopted SFAS No. 141, "Business Combinations", which requires that the purchase method of accounting be applied to all business combinations completed after June 30, 2001 and which also addresses the criteria for initial recognition of intangible assets and goodwill. Effective January 1, 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", in its entirety. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets. The statement provides that goodwill and other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized.

In the year of adoption, SFAS No. 142 requires that a transitional goodwill impairment test be performed and that the results be measured as of the beginning of the year. The test is conducted at a "reporting unit" level and compares each reporting unit's fair value to its carrying value. The company has determined that its fifteen geographic regions best align with SFAS No. 142's definition of a reporting unit. The measurement of fair value for each region was based on an evaluation of future discounted cash flows and was further tested using a multiple of earnings approach. The transitional test, which has been completed, indicated that no impairment exists and accordingly, no loss was recognized.

In conjunction with the transitional impairment test and based on the criteria established in SFAS No. 141, management reviewed the useful lives and the amounts previously recorded for intangible assets and determined that no adjustments were necessary.

The following table sets forth the reconciliation of net income and earnings per share as adjusted for the non-amortization provisions of SFAS No. 142:

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            ----------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                 2002          2001
--------------------------------------------------------------------------------------------------

Reported net income ..................................................      $ 22,995     $ 17,076
Add:  goodwill amortization, net of taxes ............................             -        1,384
                                                                            --------     --------
Adjusted net income ..................................................      $ 22,995     $ 18,460
                                                                            ========     ========

BASIC INCOME PER COMMON SHARE:
     Reported net income .............................................      $   0.42     $   0.32
     Goodwill amortization, net of taxes .............................             -         0.03
                                                                            --------     --------
     Adjusted net income .............................................      $   0.42     $   0.35
                                                                            ========     ========

DILUTED INCOME PER COMMON SHARE:
Reported net income ..................................................      $   0.41     $   0.31
     Goodwill amortization, net of taxes .............................             -         0.02
                                                                            --------     --------
     Adjusted net income .............................................      $   0.41     $   0.33
                                                                            ========     ========



Goodwill and intangible assets consist of the following:

                                                                                      MARCH 31,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                  2002          2001
---------------------------------------------------------------------------------------------------------------

Goodwill from business combinations completed on or before June 30, 2001 .........   $ 203,077     $ 203,077
Less accumulated amortization ....................................................     (48,490)      (48,490)
                                                                                     ---------     ---------
                                                                                     $ 154,587     $ 154,587

Goodwill from business combinations completed after June 30, 2001 ................      40,871        38,871
                                                                                     ---------     ---------
                                                                                     $ 195,458     $ 193,458
                                                                                     =========     =========

Intangible assets subject to amortization, comprised of covenants not to compete..      16,555        16,180
Less accumulated amortization ....................................................     (11,803)      (11,317)
                                                                                     ---------     ---------
                                                                                     $   4,752     $   4,863
                                                                                     =========     =========

For the three months ended March 31, 2002, the net change in the carrying amount of goodwill of $2,000,000 is the result of business combinations. All of the goodwill recorded in conjunction with business combinations completed after June 30, 2001 is expected to be deductible for tax purposes.

Covenants not to compete relating to business combinations completed after June 30, 2001 have a weighted-average life of five years. Amortization expense related to the covenants amounts to $671,000 for the three months ended March 31, 2002. The estimated amortization expense for each of the fiscal years ended December 31, is presented below:

                                                         FOR THE YEAR ENDED
    (DOLLARS IN THOUSANDS)                                  DECEMBER 31,
    -----------------------------------------------------------------------
    2002...........................................           $ 2,233
    2003...........................................           $ 1,498
    2004...........................................           $ 1,049
    2005...........................................           $   424
    2006...........................................           $   217
    2007...........................................           $     2


NOTE F - LONG-TERM DEBT

At March 31, 2002, borrowings under the revolving credit facility were $18,900,000, outstanding letters of credit totaled $1,000,000 and credit available under the revolving facility was $80,100,000. At March 31, 2002, Apria was in compliance with all of the financial covenants required by the credit agreement.


NOTE G - EQUITY

For the three months ended March 31, 2002, changes to stockholders' equity are comprised of the following amounts:

    (DOLLARS IN THOUSANDS)
    --------------------------------------------------------------------------

    Net income................................................         $22,995
    Proceeds from the exercise of stock options...............           2,260
    Tax benefit related to the exercise of stock options......           1,157
    Other comprehensive income, net of taxes..................             229
    Repurchased common shares held in treasury................         (21,670)
                                                                       -------
                                                                       $ 4,971

For the three months ended March 31, 2002, the difference between net income and comprehensive income is attributable to unrealized gains on two interest rate swap agreements. There was no difference between net income and comprehensive income for the same period of the previous year.

In February 2002, Apria announced a plan to repurchase up to $35,000,000 of outstanding common stock during the first two quarters of 2002. Depending on market conditions and other factors, repurchases will be made from time to time in open market transactions. The company repurchased 999,800 shares during the quarter ended March 31, 2002.

NOTE H - INCOME TAXES

Income taxes for the three months ended March 31, 2002 and 2001 have been provided at the effective tax rates expected to be applicable for the respective year.

At December 31, 2001, Apria had federal net operating loss carryforwards of approximately $89,000,000, expiring in varying amounts in the years 2003 through 2018, and various state operating loss carryforwards that began to expire in 1997. Additionally, the company has an alternative minimum tax credit carryforward of approximately $7,600,000. As a result of an ownership change in 1992 that met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of Apria's federal and state operating loss carryforwards may expire unused. The net operating loss carryforward amount in the related deferred tax asset excludes such amount. In 2002, for federal tax purposes, the company expects to utilize its entire net operating loss carryforward amount not subject to limitation.

NOTE I - COMMITMENTS AND CONTINGENCIES

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

Following a series of settlement discussions, the parties reached in early 2002 a tentative agreement to settle both the consolidated federal and state class actions described above for a total of $42 million. Under the terms of the settlement, Apria has paid $1 million and its insurance carriers have paid $41 million into a settlement escrow account. Apria has also agreed to provide various indemnities to certain current and former Apria officers and directors who would be entitled to receive such indemnification under applicable law. The parties are in the process of putting into place the final documentation of the settlement. Apria cannot provide any assurances that all of the agreements necessary to finalize the settlement will be obtained or that the Court ultimately will approve the settlement as reasonable and fair to the settlement class. However, in the opinion of Apria's management, the ultimate disposition of these class actions will not have a material adverse effect on Apria's results of operations or financial condition.

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

NOTE J - PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                       -----------------------
(in thousands, except per share data)                                                                     2002         2001
------------------------------------------------------------------------------------------------------------------------------

NUMERATOR:
  Net income.....................................................................................      $  22,995     $  17,076
  Numerator for basic and diluted per share amounts - income available to common stockholders....      $  22,995     $  17,076


DENOMINATOR:
  Denominator for basic per share amounts - weighted average shares..............................         54,292        53,392

  Effect of dilutive securities:
     Employee stock options - dilutive potential common shares...................................          1,326         2,092
                                                                                                       ---------     ---------
  Denominator for diluted per share amounts - adjusted weighted average shares...................         55,618        55,484
                                                                                                       =========     =========

Basic net income per common share................................................................      $    0.42     $    0.32
                                                                                                       =========     =========

Diluted net income per common share..............................................................      $    0.41     $    0.31
                                                                                                       =========     =========

Employee stock options excluded from the computation of diluted per share amounts:

  Shares for which exercise price exceeds average market price of common stock...................          2,641         2,160

  Average exercise price per share that exceeds average market price of common stock.............      $   25.51    $   26.93

================================================================================
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Apria's business is subject to a number of risks which are partly or entirely beyond the company's control. The company has described certain of those risks in its Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. This report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Those risks include:

     - the ability of the company to resolve issues pertaining to the collectibility of its accounts receivable;
     - the effectiveness of the company's operating systems and controls;
     - healthcare reform and the effect of federal and state healthcare regulations;
     - the ongoing government investigations regarding patients covered by Medicare and other federal programs;
     - pricing pressures from large payors and changes in governmental reimbursement levels; and
     - the successful implementation of the company's acquisition strategy.

In addition, the terrorist attacks of September 11, 2001 and the military and security activities which followed, their impacts on the United States economy and government spending priorities, and the effects of any further such developments pose risks and uncertainties to all U.S.-based businesses, including Apria. Among other things, deficit spending by the government as the result of adverse developments in the economy and costs of the government's response to the terrorist attacks could lead to the increased pressure to reduce government expenditures for other purposes, including governmentally-funded programs such as Medicare.
================================================================================

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

     CRITICAL ACCOUNTING POLICIES. Apria's management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company's consolidated financial statements. These policies require management's most complex and subjective judgments. Other accounting policies requiring significant judgment are those related to goodwill and income taxes. These policies are presented in detail in Apria's 2001 Form 10-K-Management's Discussion and Analysis of Financial Condition and Results of Operations.

     SEGMENT REPORTING. Apria's branch locations are organized into geographic regions. Each region consists of a number of branches and a regional office that provides key support services such as billing, purchasing, patient service equipment maintenance, repair and warehousing. Management evaluates operating results on a geographic basis, and therefore views each region as an operating segment. All regions provide the same products and services, including respiratory therapy, infusion therapy and home medical equipment and supplies. For financial reporting purposes, all the company's operating segments are aggregated into one reportable segment in accordance with the aggregation criteria in paragraph 17 of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     RECENT ACCOUNTING PRONOUNCEMENTS. Effective January 1, 2002, Apria adopted SFAS No. 142, "Goodwill and Other Intangible Assets", in its entirety. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets. The statement provides that goodwill or other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. Upon adoption, a transitional goodwill impairment test must be performed. The test is conducted at the "reporting unit" level and compares each reporting unit's fair value to its carrying value. Apria's management has determined that its fifteen geographic regions best align with SFAS No. 142's definition of a reporting unit. Apria's transitional goodwill impairment test utilized a discounted cash flow approach in determining fair value, which was further tested by a multiple of earnings approach. The transitional test has been completed; no goodwill impairment is indicated at any of Apria's reporting units. See "Amortization of Goodwill and Intangible Assets".

     Effective January 1, 2002 Apria adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured similarly to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale. Adoption of this statement did not have a material effect on Apria's financial statements.


RESULTS OF OPERATIONS

     NET REVENUES. Net revenues were $301.3 million in the first quarter of 2002 compared to $271.4 million in the corresponding period of 2001. The increase is due to volume increases, new contracts with regional and national payors, the acquisition of complementary businesses and price increases in certain managed care agreements.

     Apria's acquisition strategy generally results in the rapid integration of acquired businesses into existing operating locations. This limits management's ability to separately track the amount of revenue generated by an acquired business. Estimating the revenue contribution from acquisitions therefore requires certain assumptions. Based on its analyses, Apria management estimates that approximately one-third of the revenue growth between the periods presented was derived from acquisitions.

     The following table sets forth a summary of net revenues by service line:

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------------------
                                                                          2002                    2001
                                                                   -----------------       -----------------
(DOLLARS IN THOUSANDS)                                                 $         %             $         %
------------------------------------------------------------------------------------------------------------

     Respiratory therapy......................................     $203,232    67.4%       $178,330    65.7%
     Infusion therapy.........................................       53,783    17.9%         52,385    19.3%
     HME/other................................................       44,330    14.7%         40,639    15.0%
                                                                   --------   ------       --------   ------
          Total net revenues                                       $301,345   100.0%       $271,354   100.0%
                                                                   ========   ======       ========   ======

     Home Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. The respiratory therapy service line increased by 14.0% in the first quarter of 2002 as compared to the first quarter of 2001. Apria's focus on the acquisition of respiratory therapy businesses contributed to this growth.

     Home Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Examples include: parenteral nutrition, anti-infectives, pain management, chemotherapy and other medications and related services. The infusion line also includes enteral nutrition, which is the administration of nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased by 2.7% between the first quarter periods presented, which represents the effect of a 16.3% increase in enteral nutrition as offset by a 4.1% decrease in the remainder of the infusion line. The increase in enteral nutrition is attributable to a renewed focus on this product resulting from a program (initiated in mid-2001) that centralized the enteral intake and distribution functions at the regional level. The offsetting decrease was largely due to the cessation of an infusion product offering within a certain large contract. The structure of the contract was yielding very low margins on that product.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of patient safety items, ambulatory and patient room equipment. Home medical equipment/other revenues increased by 9.1% between the first quarter of 2002 and the first quarter of 2001. The increase between periods reflects the restoration in 2001 of the full Medicare cost of living adjustment for certain durable medical equipment products and services that had been frozen since 1998 pursuant to the Balanced Budget Act of 1997. Revenues in the first quarter of 2001 did not yet include this increase as the increase for the first half of the year was effected through a transitional allowance applied to amounts reimbursed during the second half of the year. The 2002 reimbursement amounts incorporate the 2001 adjustments as if they had been applied evenly throughout the year. Medicare reimbursement amounts for 2002 include only minimal cost of living increases. Restoration of the full cost of living adjustment was effective for 2001 only.

     Revenue Recognition and Certain Concentrations. Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available, which could have an impact on the consolidated financial statements.

     Approximately 30% of Apria's revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents 10% or more of the company's revenues. The majority of the company's revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 9.3% of total net revenues for the first quarter of 2002.

     Medicare and Medicaid Reimbursement. The Balanced Budget Act of 1997 significantly reduced the Medicare reimbursement rates for home oxygen therapy and included other provisions that have impacted or may impact reimbursement rates in the future, such as potential reimbursement reductions under an inherent reasonableness procedure and competitive bidding. Also currently at issue is the potential adoption of an alternative pricing methodology for certain drugs and biologicals. These issues are discussed in detail in Apria's 2001 Form 10-K.

     GROSS PROFIT. Gross margins were 72.7% in the first quarter of 2002 and 71.9% in the first quarter of 2001. The increase reflects continued improvement from management's strategy to increase the proportion of higher-margin respiratory revenues to total revenues. The gross margin improvement can also be partially attributed to more favorable pricing negotiated for certain patient service equipment items and pharmaceuticals.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts was $11.5 million or 3.8% of net revenues in the first quarter of 2002 compared to $8.2 million or 3.0% in the first quarter of 2001. The provision for doubtful accounts results from management's estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. The increase in the provision can be attributed to accounts receivable increases primarily in the 31 to 90 day age range. Accounts aged in excess of 180 days decreased between the periods in both dollars and as a percentage of total accounts receivable. At March 31, 2002 total accounts receivable, before allowance for doubtful accounts, increased by $16.7 million since March 31, 2001 and by $14.5 million since December 31, 2001. The growth since year-end is partially due to two large acquisitions that were completed in the fourth quarter of 2001. Such acquisitions require the integration of a significant number of patients into Apria's information systems and document files which can delay the billing and collection process. Also contributing to the accounts receivable growth are the following factors that are typical with the start of a new calendar year: (1) patient payor and/or benefit changes that can slow the billing and collection process as the new payor information is obtained; and (2) patient deductible requirements that can also slow the collection process. These new-year factors were also present in the first quarter of 2001, however the magnitude was greater in 2002 due to revenue growth and the recent acquisitions. See "Accounts Receivable - Evaluation of Net Realizable Value."

     SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Certain expenses, such as facility lease and fuel costs, are also very sensitive to market-driven price fluctuations. The administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not vary as closely with revenue growth as do the operating costs. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 55.1% in the first quarter of 2002, compared to 54.7% in the corresponding period last year. The first quarter of 2002 includes $2.7 million in contract termination costs related to the departure of the former Chief Executive Officer. Absent this one-time charge, the margin improved slightly between the subject periods.

     AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of goodwill and intangible assets was $671,000 in the first quarter of 2002 and $2.8 million in the first quarter of 2001. Upon adoption of SFAS No. 142, goodwill amortization ceased. Amortization of goodwill was $2.2 million for the first quarter of 2001. The effect of adding this amount back as though SFAS No. 142 were adopted at the beginning of the prior year would have been increases of $1.3 million and $0.02 to net income and income per common share, respectively. See "Recent Accounting Pronouncements" and "Business Combinations."

     INTEREST EXPENSE. Interest expense was $4.1 million in the first quarter of 2002, compared to $8.4 million in the first quarter of 2001. The significant decrease between the periods is due to a number of factors. From March 31, 2001 to March 31, 2002, long-term debt decreased by $36 million. Also, the July 2001 refinancing replaced the 9 1/2% senior subordinated notes with debt at significantly more favorable interest rates and resulted in lower rates on the bank loans. In connection with the refinancing, deferred debt issuance costs on the 9 1/2% notes and former bank debt were written off; the issuance costs incurred upon refinancing resulted in a lower monthly amortization expense. Finally, the dramatic decreases in market-driven interest rates over the course of 2001 contributed to the overall decrease in Apria's interest expense. See "Long-Term Debt."

     INCOME TAXES. Income taxes for the three months ended March 31, 2002 and in the corresponding period of 2001, have been provided at the effective tax rates expected to be applicable for the respective year.

     At December 31, 2001, Apria had federal net operating loss carryforwards of approximately $89 million, expiring in varying amounts in the years 2003 through 2018 and various state operating loss carryforwards that began to expire in 1997. Additionally, the company has an alternative minimum tax credit carryforward of approximately $7.6 million. As a result of an ownership change in 1992 that met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5 million per year. Because of the annual limitation, approximately $57 million of each of Apria's federal and state operating loss carryforwards may expire unused. The net operating loss carryforward amount in the related deferred tax asset excludes such amount. In 2002, for federal tax purposes, the company expects to utilize its entire net operating loss carryforward not subject to limitation.


LIQUIDITY AND CAPITAL RESOURCES

     Apria's principal source of liquidity is its operating cash flow, which is supplemented by a $100 million revolving credit facility. Apria's ability to generate operating cash flows in excess of its operating needs has afforded it the ability, among other things, to pursue its acquisition strategy and fund patient service equipment expenditures to support revenue growth. Apria's management believes that its operating cash flow and revolving credit line will continue to be sufficient to fund its operations and growth strategies. However, sustaining the current cash flow levels is dependent on many factors, some of which are not within Apria's control, such as government reimbursement levels and the financial health of its payors.

     CASH FLOW. Cash provided by operating activities was $41.3 million in the first quarter of 2002 and $48.5 million in the first quarter of 2001. The increase between periods in net income (before items not requiring cash) was offset by the increase in accounts receivable and increases in payments against accounts payable and other expense accruals.

     Cash used in investing activities was $30.3 million in the first three months of 2002, compared to $55.3 million in the corresponding period last year. The decrease in cash used is directly attributable to the difference in acquisition activity between the periods.

     Cash used in financing activities was $12.9 million in the first quarter of 2002 versus $1.3 million provided by financing activities in the first quarter of 2001. The difference is mainly due to the stock repurchases effected in the 2002 period and the net increase in the revolving credit line. See "Treasury Stock."

     CONTRACTUAL CASH OBLIGATIONS. The following table summarizes Apria's long term cash payment obligations to which the company is contractually bound (the years presented below represent twelve-month rolling periods from the date of this report):

    (DOLLARS IN MILLIONS)                          YEAR 1    YEAR 2    YEAR 3    YEAR 4    YEAR 5    YEAR 6+    TOTALS
    ------------------------------------------------------------------------------------------------------------------
    Term loans..............................       $ 19      $ 26      $ 28      $ 29      $ 98       $ 83       $283
    Revolving loans.........................          -         -         -         -        19          -         19
    Capitalized lease obligations...........          2         1         1         -         -          -          4
    Operating leases........................         52        43        34        27        17         21        194
    Deferred acquisition payments...........          3         -         -         -         -          -          3
                                                   ----      ----      ----      ----      ----       ----       ----
                                                   $ 76      $ 70      $ 63      $ 56      $134       $104       $503
                                                   ====      ====      ====      ====      ====       ====       ====
      Total contractual cash obligations.

     ACCOUNTS RECEIVABLE. Accounts receivable before allowance for doubtful accounts increased by $14.5 million during the first quarter of 2002, which is attributable to the revenue increase, fourth quarter acquisitions and certain factors inherent in the start of a new year. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 52 at March 31, 2002, compared to 50 at December 31, 2001. See "Provision for Doubtful Accounts."

     Evaluation of Net Realizable Value. Management performs various analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Management applies specified percentages to the accounts receivable aging to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age; accounts aged in excess of 360 days are reserved at 100%. Management establishes and monitors these percentages through extensive analyses of historical realization data, accounts receivable aging trends, other operating trends, the extent of contracted business and business combinations. Also considered are relevant business conditions such as governmental and managed care payor claims processing procedures and system changes. If indicated by such analyses, management may periodically adjust the uncollectible estimate and corresponding percentages. Further, focused reviews of certain large and/or problematic payors are performed to determine if additional reserves are necessary.

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $30.4 million and $26.9 million at March 31, 2002 and December 31, 2001, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of net realizable value. The increase during the first quarter of 2002 is largely due to acquisitions effected late in 2001. The time-consuming processes of converting patient files onto Apria's systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business.

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

     LONG-TERM DEBT. Apria has a $400 million senior secured credit agreement with a syndicate of lenders led by Bank of America, N.A. The credit agreement consists of a $100 million five-year revolving credit facility, a $125 million five-year term loan and a $175 million six-year term loan. The $125 million term loan is repayable in 20 consecutive quarterly installments of $5.5 million to $7 million each. The $175 million term loan is repayable in 20 consecutive quarterly installments of $437,500 each, followed by three consecutive quarterly installments of $41.6 million each, and a final payment of $41.5 million due on July 20, 2007. In December 2001, the company made a voluntary prepayment of $11 million, which was applied against future scheduled quarterly payments, effectively eliminating any payment requirements on the five-year term loan until September 2002.

     On March 31, 2002, total borrowings under the credit agreement were $301.5 million, which included $18.9 million in borrowings on the revolving credit facility. Outstanding letters of credit totaled $1.0 million and credit available under the revolving facility was $80.1 million. At March 31, 2002, the company was in compliance with all of the financial covenants required by the credit agreement.

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

     Apria has two interest rate swap agreements with a total notional amount of $100 million that fix its LIBOR-based variable rate debt at 2.58% (before the applicable margin). The swap agreements terminate March 2003. The swaps are being accounted for as cash flow hedges under SFAS No. 133. Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the first quarter of 2002, Apria paid a net settlement amount of $153,000. At March 31, 2002, the swap agreements are reflected in the accompanying balance sheet in other assets at their fair value of $410,000. Unrealized gains on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income.

     Apria does not anticipate losses due to counterparty nonperformance as its counterparty to the swap agreements is a nationally-recognized financial institution with a strong credit rating.

     TREASURY STOCK. In February 2002, Apria announced a plan to repurchase up to $35 million of outstanding common stock during the first two quarters of 2002. Depending on market conditions and other considerations, repurchases will be made from time to time in open market transactions. During the first quarter of 2002, Apria repurchased 999,800 shares for $21.7 million. All repurchased common shares are being held in treasury. Apria's credit agreement limits common stock repurchases to $35 million in any fiscal year and $100 million in the aggregate over the term of the agreement.

     BUSINESS COMBINATIONS. Pursuant to one of its primary growth strategies, Apria periodically acquires complementary businesses in specific geographic markets. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. Effective with the adoption of SFAS No. 142, goodwill is no longer being amortized. Covenants not to compete are being amortized over the life of the respective agreements.

     The aggregate consideration for acquisitions that closed during the first quarter of 2002 was $2.7 million. Allocation of this amount includes $2.3 million to goodwill, $103,000 to intangible assets and $273,000 to patient service equipment. During the first quarter of 2001, the aggregate consideration for acquisitions was $26.7 million. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $3.3 million and $25.3 million in the first quarters of 2002 and 2001, respectively.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Apria is exposed to interest rate fluctuations on its underlying variable rate long-term debt. Apria utilizes interest rate swap agreements to moderate such exposure. Apria does not use derivative financial instruments for trading or other speculative purposes.

     At March 31, 2002, Apria's term loan borrowings totaled $283 million. The bank credit agreement governing the term loans provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At March 31, 2002, all of Apria's outstanding term debt was tied to LIBOR. Apria has two interest rate swap agreements with a total notional amount of $100 million that fix its LIBOR-based debt at 2.58% (before application of the interest margin). Both agreements expire March 2003.

     Based on the term debt outstanding and the swap agreements in place at March 31, 2002, a 100 basis point change in LIBOR would increase or decrease Apria's annual cash flow and pretax earnings by approximately $1.8 million.

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

             Apria and certain of its present and former officers and/or directors are defendants in a class action lawsuit, In Re Apria Healthcare Group Securities Litigation, filed in the U.S. District Court for the Central District of California, Southern Division (Case No.SACV98-217 GLT). This case is a consolidation of three similar class actions filed in March and April, 1998. The consolidated amended class action complaint purports to establish a class of plaintiff shareholders who purchased Apria's common stock between May 22, 1995 and January 20, 1998. No class has been certified at this time. The complaint alleges, among other things, that the defendants made false and/or misleading public statements regarding Apria and its financial condition in violation of federal securities laws. The complaint seeks compensatory and punitive damages as well as other relief.


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

             Following a series of settlement discussions, the parties reached in early 2002 a tentative agreement to settle both the consolidated federal and state class actions described above for a total of $42 million. Under the terms of the settlement, Apria has paid $1 million and its insurance carriers have paid $41 million into a settlement escrow account. Apria has also agreed to provide various indemnities to certain current and former Apria officers and directors who would be entitled to receive such indemnification under applicable law. The parties are in the process of putting into place the final documentation of the settlement. Apria cannot provide any assurances that all of the agreements necessary to finalize the settlement will be obtained or that the Court ultimately will approve the settlement as reasonable and fair to the settlement class. However, in the opinion of Apria's management, the ultimate disposition of these class actions will not have a material adverse effect on Apria's results of operations or financial condition.

             Apria and its former Chief Executive Officer are also defendants in a class action lawsuit, J.E.B. Capital Partners, LP v. Apria Healthcare Group Inc. and Philip L. Carter, filed on August 27, 2001 in the U.S. District Court for the Central District of
             California, Southern Division (Case No. SACV01-813 GLT). Among other things, the operative complaint alleges that the defendants made false and/or misleading public statements by not announcing until July 16, 2001 the amount of potential damages asserted by the U.S Attorney's office in Los Angeles and counsel for the plaintiffs in the qui tam actions referred to below. Apria believes that it has meritorious defenses to the plaintiff's claims and it intends to vigorously defend itself. In the opinion of Apria's management, the ultimate disposition of this class action will not have a material adverse effect on Apria's results of operations or financial condition.

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


ITEMS 2-5.   NOT APPLICABLE

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits:

                  Exhibit
                  Number    Reference
                  -------   ---------

                  10.1 Employment Agreement effective April 4, 2002 between Registrant and Lawrence A. Mastrovich.

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


                                    APRIA HEALTHCARE GROUP INC.
                                    ---------------------------
                                            Registrant



May 15, 2002                        /s/  JAMES E. BAKER
                                    -------------------------------------------
                                    James E. Baker
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)