Form 10-Q
period 2002-06-30
APRIA HEALTHCARE GROUP INC
filed 2002-08-14
CIK 882289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 54,700,148 shares of common stock, $.001 par value, outstanding at August 9, 2002.

                           APRIA HEALTHCARE GROUP INC.

                                    FORM 10-Q

                       FOR THE PERIOD ENDED JUNE 30, 2002






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

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                           APRIA HEALTHCARE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                                JUNE 30,   DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                         2002         2001
-------------------------------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...............................................    $  17,114    $   9,359
  Accounts receivable, less allowance for doubtful accounts of $32,068
    and $32,073 at June 30, 2002 and December 31, 2001, respectively ......      176,976      162,092
  Inventories, net ........................................................       23,737       25,084
  Deferred income taxes ...................................................       30,073       33,017
  Prepaid expenses and other current assets ...............................       10,743       10,271
                                                                               ---------    ---------
          TOTAL CURRENT ASSETS ............................................      258,643      239,823

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $358,604
  and $342,010 at June 30, 2002 and December 31, 2001, respectively .......      168,859      165,471
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET .................................       52,325       47,312
DEFERRED INCOME TAXES .....................................................       19,893       37,838
GOODWILL, NET .............................................................      208,469      193,458
INTANGIBLE ASSETS, NET ....................................................        4,565        4,863
OTHER ASSETS ..............................................................        6,981        7,017
                                                                               ---------    ---------
                                                                               $ 719,735    $ 695,782
                                                                               =========    =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ........................................................    $  55,045    $  71,198
  Accrued payroll and related taxes and benefits ..........................       30,138       33,907
  Accrued insurance .......................................................       11,762       10,376
  Income taxes payable ....................................................        9,856        9,060
  Other accrued liabilities ...............................................       33,837       34,754
  Current portion of long-term debt .......................................       28,053       15,455
                                                                               ---------    ---------
          TOTAL CURRENT LIABILITIES .......................................      168,691      174,750

LONG-TERM DEBT, net of current portion ....................................      261,503      278,234

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value:  10,000,000 shares authorized;
    none issued ...........................................................            -            -
  Common stock, $.001 par value:  150,000,000 shares authorized;
    55,967,018 and 54,690,267 shares issued at June 30, 2002 and
    December 31, 2001, respectively; 54,876,118 and 54,604,167
    outstanding at June 30, 2002 and December 31, 2001, respectively ......           56           55
  Additional paid-in capital ..............................................      387,877      368,231
  Treasury stock, at cost; 1,090,900 and 86,100 shares at June 30, 2002
    and December 31, 2001, respectively ...................................      (22,741)        (961)
  Accumulated deficit .....................................................      (75,401)    (124,554)
  Accumulated other comprehensive (loss) income ...........................         (250)          27
                                                                               ---------    ---------
                                                                                 289,541      242,798
                                                                               ---------    ---------
                                                                               $ 719,735    $ 695,782
                                                                               =========    =========


See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)


                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                        -------------------       -------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             2002       2001           2002       2001
-----------------------------------------------------------------------------------------------------

Net revenues ....................................       $310,425   $283,480       $611,770   $554,834
Costs and expenses:
   Cost of net revenues:
      Product and supply costs ..................         56,751     49,775        111,913    101,702
      Patient service equipment depreciation ....         24,425     22,477         47,842     43,441
      Nursing services ..........................            228        306            499        660
      Other .....................................          3,079      3,017          6,348      6,050
                                                        --------   --------       --------   --------
          TOTAL COST OF NET REVENUES ............         84,483     75,575        166,602    151,853

   Selling, distribution and administrative .....        167,913    158,097        334,021    306,491
   Provision for doubtful accounts ..............         11,547     11,069         23,058     19,219
   Amortization of goodwill and intangible assets            665      3,126          1,336      5,962
                                                        --------   --------       --------   --------
          TOTAL COSTS AND EXPENSES ..............        264,608    247,867        525,017    483,525
                                                        --------   --------       --------   --------
          OPERATING INCOME ......................         45,817     35,613         86,753     71,309
Interest expense, net ...........................          3,965      8,027          8,109     16,435
                                                        --------   --------       --------   --------
          INCOME BEFORE TAXES ...................         41,852     27,586         78,644     54,874
Income tax expense ..............................         15,694     10,339         29,491     20,551
                                                        --------   --------       --------   --------
          NET INCOME ............................       $ 26,158   $ 17,247       $ 49,153   $ 34,323
                                                        ========   ========       ========   ========


   Basic net income per common share ............       $   0.48   $   0.32       $   0.90   $   0.64
                                                        ========   ========       ========   ========
   Diluted net income per common share ..........       $   0.47   $   0.31       $   0.89   $   0.62
                                                        ========   ========       ========   ========


See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   ----------------------
(DOLLARS IN THOUSANDS)                                                                2002         2001
---------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income ...................................................................   $  49,153    $  34,323
  Items included in net income not requiring cash:
     Provision for doubtful accounts ...........................................      23,058       19,219
     Depreciation and amortization .............................................      57,351       57,022
     Amortization of deferred debt issuance costs ..............................         644        1,176
     Deferred income taxes and other ...........................................      21,879       18,817
  Changes  in  operating  assets  and  liabilities, exclusive of  effects  of acquisitions:
     Accounts receivable .......................................................     (38,252)     (30,772)
     Inventories, net ..........................................................       1,439          (56)
     Prepaid expenses and other assets .........................................        (657)      (2,160)
     Accounts payable, exclusive of outstanding checks .........................      (8,928)       1,574
     Accrued payroll and related taxes and benefits ............................      (3,769)         500
     Income taxes payable ......................................................       8,125          324
     Accrued expenses ..........................................................      (2,304)       1,221
                                                                                   ---------    ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ............................     107,739      101,188

INVESTING ACTIVITIES
  Purchases of patient service equipment and property,
     equipment and improvements, exclusive of effects of acquisitions ..........     (57,105)     (66,903)
  Proceeds from disposition of assets ..........................................         144          202
  Cash paid for acquisitions, including payments of deferred consideration .....     (15,689)     (35,038)
                                                                                   ---------    ---------
          NET CASH USED IN INVESTING ACTIVITIES ................................     (72,650)    (101,739)

FINANCING ACTIVITIES
  Proceeds from revolving credit facilities ....................................     120,700       29,300
  Payments on revolving credit facilities ......................................    (128,500)     (29,300)
  Payments on term loans .......................................................        (875)           -
  Payments on other long-term debt .............................................      (1,481)        (872)
  Outstanding checks included in accounts payable ..............................      (7,225)        (339)
  Capitalized debt issuance costs, net .........................................        (659)           -
  Repurchases of common stock ..................................................     (21,780)           -
  Issuances of common stock ....................................................      12,486       11,530
                                                                                   ---------    ---------
          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ..................     (27,334)      10,319
                                                                                   ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................................       7,755        9,768
Cash and cash equivalents at beginning of period ...............................       9,359       16,864
                                                                                   ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $  17,114    $  26,632
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

Effective January 1, 2002, Apria was required to adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends other guidance related to the accounting and reporting of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured similarly to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale. Adoption of this statement did not have a material effect on Apria's consolidated financial statements.


NOTE C - REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

Net revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 33% of the company's revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represents 10% or more of the company's revenues. The majority of the company's revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues.

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

Management performs various analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Management also performs focused reviews of certain large and/or problematic payors. Because of continuing changes in the healthcare industry and third-party reimbursement, management's estimates may change from time to time, which could have a material impact on operations and cash flows.

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.


NOTE D - BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying consolidated income statements from the date of acquisition. During the six-month period ended June 30, 2002, cash paid for acquisitions was $15,689,000, which included amounts deferred from prior years of $1,212,000. At June 30, 2002, outstanding deferred consideration totaled $5,820,000.

For the acquisitions that were completed during the six-month period ended June 30, 2002, $15,750,000 was allocated to goodwill, including amounts not yet paid, $581,000 to intangible assets and $1,725,000 to patient service equipment.


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

In the year of adoption, SFAS No. 142 requires that a transitional goodwill impairment test be performed and that the results be measured as of the beginning of the year. The test is conducted at a "reporting unit" level and compares each reporting unit's fair value to its carrying value. The company has determined that its geographic regions are reporting units under SFAS No. 142. The measurement of fair value for each region was based on an evaluation of future discounted cash flows and was further tested using a multiple of earnings approach. The transitional test, which has been completed, indicated that no impairment exists and, accordingly, no loss was recognized.

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

The following table sets forth the reconciliation of net income and earnings per share as adjusted for the non-amortization provisions of SFAS No. 142:

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                      JUNE 30,
                                               -----------------------      -----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)             2002         2001             2002        2001
---------------------------------------------------------------------------------------------------

Reported net income ........................   $   26,158   $   17,247      $   49,153   $   34,323
Add:  goodwill amortization, net of taxes...            -        1,556               -        2,940
                                               ----------   ----------      ----------   ----------
Adjusted net income ........................   $   26,158   $   18,803      $   49,153   $   37,263
                                               ==========   ==========      ==========   ==========

BASIC INCOME PER COMMON SHARE:
     Reported net income ...................   $     0.48   $     0.32      $     0.90   $     0.64
     Goodwill amortization, net of taxes....            -         0.03               -         0.06
                                               ----------   ----------      ----------   ----------
     Adjusted net income ...................   $     0.48   $     0.35      $     0.90   $     0.70
                                               ==========   ==========      ==========   ==========

DILUTED INCOME PER COMMON SHARE:
     Reported net income ...................   $     0.47   $     0.31      $     0.89   $     0.62
     Goodwill amortization, net of taxes....            -         0.03               -         0.05
                                               ----------   ----------      ----------   ----------
     Adjusted net income ...................   $     0.47   $     0.34      $     0.89   $     0.67
                                               ==========   ==========      ==========   ==========


Goodwill and intangible assets consist of the following:

                                                                                           JUNE 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                      2002          2001
-------------------------------------------------------------------------------------------------------------------

Goodwill from business combinations completed on or before June 30, 2001.............     $203,077      $203,077
Less accumulated amortization........................................................      (48,490)      (48,490)
                                                                                          --------      --------
                                                                                           154,587       154,587
Goodwill from business combinations completed after June 30, 2001....................       53,882        38,871
                                                                                          --------      --------
                                                                                          $208,469      $193,458
                                                                                          ========      ========


Intangible assets subject to amortization, comprised of covenants not to compete.....     $ 17,023      $ 16,180
Less accumulated amortization........................................................      (12,458)      (11,317)
                                                                                          --------      --------
                                                                                          $  4,565      $  4,863
                                                                                          ========      ========

For the six months ended June 30, 2002, the net change in the carrying amount of goodwill of $15,011,000 is the result of business combinations. All of the goodwill recorded in conjunction with business combinations completed after June 30, 2001 is expected to be deductible for tax purposes.

Covenants not to compete relating to business combinations completed after June 30, 2001 have a weighted-average life of 4.9 years. Amortization expense related to the covenants amounts to $1,336,000 for the six months ended June 30, 2002. Estimated amortization expense for each of the fiscal years ending December 31, is presented below:

                                                       FOR THE YEAR ENDING
   (DOLLARS IN THOUSANDS)                                  DECEMBER 31,
   -----------------------------------------------------------------------
       2002.......................................          $ 2,303
       2003.......................................            1,597
       2004.......................................            1,148
       2005.......................................              523
       2006.......................................              303
       2007.......................................               27


NOTE F - LONG-TERM DEBT

Apria's credit agreement with Bank of America and a syndicate of lenders was amended and restated effective June 7, 2002. The amendment extended the maturity date, reduced the applicable interest rate margins and modified the repayment schedule for the company's $175,000,000 six-year term loan. The term loan, which was amended to mature in seven years, had a balance of $173,687,500 at June 30, 2002. It is now repayable in 21 remaining consecutive quarterly installments of $437,500 each, followed by three consecutive quarterly installments of $41,125,000 each, and a final payment of $41,125,000 due on July 20, 2008.

Interest rates on outstanding balances under the credit agreement are determined by adding a margin to the Eurodollar or base rate existing at each interest calculation date. Applicable margins for the seven-year term loan were lowered and are currently fixed at 2.0% for Eurodollar loans and at 1.0% for base rate loans.

At June 30, 2002, there were no borrowings under the revolving credit facility, outstanding letters of credit totaled $100,000, credit available under the revolving facility was $99,900,000, and Apria was in compliance with all of the financial covenants required by the credit agreement.


NOTE G - STOCKHOLDERS' EQUITY

For the six months ended June 30, 2002, changes to stockholders' equity are comprised of the following amounts:

    (DOLLARS IN THOUSANDS)
    ------------------------------------------------------------------------
     Net income...............................................     $ 49,153
     Proceeds from the exercise of stock options..............       12,486
     Tax benefit related to the exercise of stock options.....        7,161
     Other comprehensive loss, net of taxes...................         (277)
     Repurchased common shares held in treasury...............      (21,780)
                                                                   --------
                                                                   $ 46,743
                                                                   ========

For the six months ended June 30, 2002, net income and comprehensive income differed by $277,000 which is attributable to unrealized losses on two interest rate swap agreements. There was no difference between net income and comprehensive income for the same period of the previous year.

Apria plans to repurchase up to $35,000,000 worth of its outstanding common stock during this calendar year. Depending on market conditions and other factors, repurchases will be made in open market transactions over the next two quarters. The company repurchased 1,004,800 shares for $21,780,000, during the six-month period ended June 30, 2002.


NOTE H - INCOME TAXES

Income taxes for the six months ended June 30, 2002 and 2001 have been provided at the effective tax rates expected to be applicable for the respective year.

At December 31, 2001, Apria had federal net operating loss carryforwards of approximately $89,000,000, expiring in varying amounts in the years 2003 through 2018, and various state net operating loss carryforwards that began to expire in 1997. Additionally, the company has an alternative minimum tax credit carryforward of approximately $7,600,000. As a result of an ownership change in 1992 that met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of Apria's federal and state operating loss carryforwards may expire unused. The net operating loss carryforward amount in the related deferred tax asset excludes such amount. In 2002, for federal tax purposes, the company expects to utilize its entire net operating loss carryforward amount not subject to limitation.


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

Following a series of settlement discussions, the parties reached in early 2002 a tentative agreement to settle both the consolidated federal and state class actions described above for a total of $42 million. In June of this year, final agreement was reached on all agreements needed to effectuate that settlement. Under the terms of the settlement, Apria has paid $1 million and its insurance carriers have paid $41 million into a settlement escrow account. Apria has also agreed to provide various indemnities to certain current and former Apria officers and directors who would be entitled to receive such indemnification under applicable law. A hearing to confirm the settlement as reasonable and fair to the settlement class has been set for August 20, 2002, before the Orange County Superior Court. Apria cannot provide any assurance that the Court ultimately will approve the settlement as reasonable and fair to the settlement class. However, in the opinion of Apria's management, the ultimate disposition of these class actions will not have a material adverse effect on Apria's results of operations or financial condition.

Apria and its former Chief Executive Officer are also defendants in a class action lawsuit, J.E.B. Capital Partners, LP v. Apria Healthcare Group Inc. and Philip L. Carter, filed on August 27, 2001 in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV01-813 GLT). Among other things, the complaint alleges that the defendants made false and/or misleading public statements by not announcing until July 16, 2001 the amount of potential damages asserted by the U.S Attorney's office in Los Angeles and counsel for the plaintiffs in the qui tam actions referred to below. The defendants' motion to dismiss the complaint was granted with leave to amend on June 14, 2002. Plaintiff has elected not to amend its complaint, but filed a notice of appeal on July 15, 2002. Apria believes that it has meritorious defenses to the plaintiff's claims and it intends to vigorously defend itself. In the opinion of Apria's management, the ultimate disposition of this class action will not have a material adverse effect on Apria's results of operations or financial condition.

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

NOTE J - PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30,              JUNE 30,
                                                              ------------------      ----------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           2002      2001         2002      2001
------------------------------------------------------------------------------------------------------

NUMERATOR:
  Net income ...........................................       $26,158   $17,247      $49,153   $34,323
  Numerator for basic and diluted per share amounts -
    income available to common stockholders ............       $26,158   $17,247      $49,153   $34,323

DENOMINATOR:
  Denominator for basic per share
    amounts - weighted average shares ..................        54,434    53,748       54,363    53,570

  Effect of dilutive securities:
    Employee stock options -
      dilutive potential common shares .................           986     2,000        1,156     2,046
                                                               -------   -------      -------   -------

  Denominator for diluted per share amounts -
    adjusted weighted average shares ...................        55,420    55,748       55,519    55,616
                                                               =======   =======      =======   =======


Basic net income per common share ......................       $  0.48   $  0.32      $  0.90   $  0.64
                                                               =======   =======      =======   =======
Diluted net income per common share ....................       $  0.47   $  0.31      $  0.89   $  0.62
                                                               =======   =======      =======   =======


Employee stock options excluded from the computation of diluted per share amounts:

  Shares for which exercise price exceeds
    average market price of common stock ...............         1,503     1,815        2,572     1,900

Average exercise price per share that exceeds
  average market price of common stock .................       $ 26.39   $ 27.12      $ 25.40   $ 27.08
                                                               =======   =======      =======   =======

================================================================================
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Apria's business is subject to a number of risks which are partly or entirely beyond the company's control. The company has described certain of those risks in its Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. This report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Those risks include:

     - trends and developments affecting the collectibility of accounts receivable;
     -  the effectiveness of the company's operating systems and controls;
     - healthcare reform and the effect of federal and state healthcare regulations;
     - government legislative and budget developments which could affect reimbursement levels for products and services provided by Apria;
     - the ongoing government investigations regarding patients covered by Medicare and other federal programs;
     -  pricing pressures from large payors; and
     - the successful implementation of the company's acquisition strategy and integration of acquired businesses.

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

     CRITICAL ACCOUNTING POLICIES. Apria's management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company's consolidated financial statements. These policies require management's most complex and subjective judgments. Other accounting policies requiring significant judgment are those related to goodwill and income taxes. These policies are presented in detail in Apria's 2001 Form 10-K - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     SEGMENT REPORTING. Apria's branch locations are organized into geographic regions. Each region consists of a number of branches and a regional office that provides key support services, such as billing, purchasing, patient service equipment maintenance, repair and warehousing. Management evaluates operating results on a geographic basis, and therefore views each region as an operating segment. All regions provide the same products and services, including respiratory therapy, infusion therapy and home medical equipment and supplies. For financial reporting purposes, all the company's operating segments are aggregated into one reportable segment in accordance with the aggregation criteria in paragraph 17 of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     RECENT ACCOUNTING PRONOUNCEMENTS. Effective January 1, 2002, Apria adopted SFAS No. 142, "Goodwill and Other Intangible Assets", in its entirety. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets. The statement provides that goodwill or other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. Upon adoption, a transitional goodwill impairment test must be performed. The test is conducted at the "reporting unit" level and compares each reporting unit's fair value to its carrying value. Apria's management has determined that its geographic regions are reporting units under SFAS No. 142. Apria's transitional goodwill impairment test utilized a discounted cash flow approach in determining fair value, which was further tested by a multiple of earnings approach. The transitional test has been completed; no goodwill impairment is indicated at any of Apria's reporting units. See "Amortization of Goodwill and Intangible Assets."

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


RESULTS OF OPERATIONS

     NET REVENUES. Net revenues were $310.4 million and $611.8 million in the second quarter and first six months of 2002, respectively, compared to $283.5 million and $554.8 million for the corresponding periods in 2001. This represents increases of 9.5% and 10.3% for the three and six month periods, respectively. The growth is due to volume increases, new contracts with regional and national payors, the acquisition of complementary businesses and price increases in certain managed care agreements.

     Apria's acquisition strategy generally results in the rapid integration of acquired businesses into existing operating locations. This limits management's ability to separately track the amount of revenue generated by an acquired business. Estimating the revenue contribution from acquisitions therefore requires certain assumptions. Based on its analyses, Apria's management estimates that approximately one-third of the revenue growth between the six month periods presented was derived from acquisitions.

     The following table sets forth a summary of net revenues by service line:

                                              THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                        ------------------------------------        -------------------------------------
                                              2002                2001                   2002                  2001
                                        ----------------    ----------------        ----------------     ----------------
(DOLLARS IN THOUSANDS)                      $        %          $        %              $        %           $        %
-------------------------------------------------------------------------------------------------------------------------

     Respiratory therapy.........       $205,263   66.1%    $185,081   65.3%        $408,495   66.8%     $363,411   65.5%
     Infusion therapy............         57,636   18.6%      54,874   19.4%         111,419   18.3%      107,259   19.3%
     HME/other...................         47,526   15.3%      43,525   15.3%          91,856   14.9%       84,164   15.2%
                                        --------  ------    --------  ------        --------  ------     --------  ------
          Total net revenues            $310,425  100.0%    $283,480  100.0%        $611,770  100.0%     $554,834  100.0%
                                        ========  ======    ========  ======        ========  ======     ========  ======

     Home Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. The respiratory therapy service line increased by 10.9% and 12.4% in the second quarter and first half of 2002, respectively, as compared to the same periods in 2001. Apria's focus on the acquisition of respiratory therapy businesses contributed to this growth.

     Home Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Examples include: parenteral nutrition, anti-infectives, pain management, chemotherapy and other medications and related services. The infusion line also includes enteral nutrition, which is the administration of nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased by 5.0% and 3.9% in the second quarter and first six months of 2002, respectively, when compared to the corresponding periods in 2001. For the six month period in 2002, the growth percentage reflects the effect of a 13.9% increase in enteral nutrition attributable to a renewed focus on this product, resulting from a program (initiated in mid-2001) that centralized the enteral intake and distribution functions at the regional level. Offsetting this was a 1.2% decline in the remaining infusion line, due in part to eliminating certain product offerings within a large contract.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of patient safety items, ambulatory and patient room equipment. Home medical equipment/other revenues increased by 9.2% and 9.1% in the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. The increase between periods is partially due to the fact that the full Medicare cost of living adjustment for certain durable medical equipment products and services that had been frozen since 1998 pursuant to the Balanced Budget Act of 1997 was restored in 2001. Substantially all of this adjustment was provided through a transitional allowance applied to amounts reimbursed during the second half of the year. The 2002 reimbursement amounts incorporate the 2001 adjustments as if they had been applied evenly throughout the year. Medicare reimbursement amounts for 2002 include only minimal increases significantly below the cost of living rate.

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

     Approximately 33% of Apria's revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents 10% or more of the company's revenues. The majority of the company's revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues for all periods presented.

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

     In June 2002, the U.S. House of Representatives passed the Medicare Modernization and Prescription Drug Act of 2002. The bill provides for a nationwide competitive bidding program for an as-yet-undetermined list of durable medical equipment ("DME") items covered by Medicare Part B. In July 2002, the U.S. Senate failed to pass a Medicare prescription drug benefit. None of the Senate proposals contained Medicare "provider adjustments" such as competitive bidding for DME. The Senate is likely to take up these provider adjustment issues in the third quarter, but it is unclear at the present time whether the Senate will include competitive bidding for DME or other issues of interest to Apria in such legislation. It is also unclear whether competitive bidding or other issues of interest to Apria will be included in the conference report on Medicare provider adjustments that the House and Senate negotiators may finally agree upon before adjournment.

     GROSS PROFIT. Gross margins for both the second quarter of 2002 and the first half of 2002 were 72.8% compared to 73.3% and 72.6% for the corresponding periods in the prior year. The higher margin in the second quarter of 2001 was due in part to a retroactive price increase of a managed care contract .

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts was 3.7% of net revenues for the second quarter of 2002 and 3.8% for the first six months of 2002 compared to 3.9% and 3.5% for the corresponding periods in 2001. The provision for doubtful accounts results from management's estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. The increase in the provision between the six month periods can be attributed to the increase in accounts receivable in the first quarter of 2002 due mainly to two large fourth quarter acquisitions. Such acquisitions result in integrating a significant amount of patient information into Apria's information systems and document files which can delay the billing and collection process. Also contributing to the accounts receivable growth in the first quarter are the following factors that are typical with the start of a new calendar year: (1) patient payor and/or benefit changes that can slow the billing and collection process as the new payor information is obtained; and (2) patient deductible requirements that can also slow the collection process. These new-year factors were also present in 2001, however the magnitude was greater in 2002 due to revenue growth and the fourth quarter acquisitions. The rate of accounts receivable increase declined in the second quarter of 2002. See "Accounts Receivable - Evaluation of Net Realizable Value."

     SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Certain expenses, such as facility lease and fuel costs, are also very sensitive to market-driven price fluctuations. The administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not vary as closely with revenue growth as do the operating costs. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 54.1% and 54.6% for the second quarter and first half of 2002, respectively, versus 55.8% and 55.2% for the corresponding periods in 2001. In 2002, the first quarter included $2.6 million in contract termination costs related to the departure of the former Chief Executive Officer and the second quarter included approximately $2.2 million in merit compensation increases. Despite these additional expenses, management was able to leverage its expense structure against the revenue growth.

     AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of intangible assets for the second quarter and the six months ended June 30, 2002 were $665,000 and $1.3 million, respectively, compared to $3.1 million and $6.0 million for the same periods last year (which included goodwill amortization). Upon adoption of SFAS No. 142 on January 1, 2002, goodwill amortization ceased. Amortization of goodwill was $2.5 million for the second quarter and $4.7 million for the first six months of 2001. The effect of adding this amount back as though SFAS No. 142 were adopted at the beginning of the prior year would have been increases in net income of $1.6 million and $2.9 million and increases in diluted income per common share of $0.03 and $0.05 for the second quarter and first six months of 2001, respectively. See "Recent Accounting Pronouncements", "Business Combinations" and Note C to the Condensed Consolidated Financial Statements.

     INTEREST EXPENSE. Interest expense was $4.0 million for the second quarter of 2002, down from $8.0 million in the second quarter of 2001. For the six months ended June 30, 2002 interest expense was $8.1 million compared to $16.4 million in the same period in 2001. The significant decrease between the periods is due to a number of factors. From June 30, 2001 to June 30, 2002, long-term debt decreased by $52.1 million. The July 2001 refinancing replaced the 9 1/2% senior subordinated notes with debt at significantly more favorable interest rates and resulted in lower rates on the bank loans. In connection with the refinancing, deferred debt issuance costs on the 9 1/2% notes and former bank debt were written off; the issuance costs incurred upon refinancing resulted in a lower monthly amortization expense. Also, the June 2002 credit agreement amendment included a reduction in the applicable interest rate margin for the $175 million term loan. Finally, the dramatic decreases in market-driven interest rates over the course of 2001 contributed to the overall decrease in Apria's interest expense. See "Long-Term Debt."

     INCOME TAXES. Income taxes for the six months ended June 30, 2002 and in the corresponding period of 2001, have been provided at the effective tax rates expected to be applicable for the respective year.

     At December 31, 2001, Apria had federal net operating loss carryforwards of approximately $89 million, expiring in varying amounts in the years 2003 through 2018 and various state net operating loss carryforwards that began to expire in 1997. Additionally, the company has an alternative minimum tax credit carryforward of approximately $7.6 million. As a result of an ownership change in 1992 that met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5 million per year. Because of the annual limitation, approximately $57 million of each of Apria's federal and state operating loss carryforwards may expire unused. The net operating loss carryforward amount in the related deferred tax asset excludes such amount. In 2002, for federal tax purposes, the company expects to utilize its entire net operating loss carryforward not subject to limitation.


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

     CASH FLOW. Cash provided by operating activities was $107.7 million in the first six months of 2002 compared with $101.2 million in the corresponding period in 2001. The increase between periods in net income (before items not requiring cash) was partially offset by the increase in accounts receivable and increases in payments against accounts payable and other expense accruals.

     Cash used in investing activities decreased to $72.7 million for the first half of 2002 compared to $101.7 million during the same period last year. The decrease in cash used is attributable to the difference in acquisition activity between the periods and a decrease in patient service and other equipment purchases.

     Cash used in financing activities was $27.3 million during the first six months of 2002 compared to $10.3 million provided by financing activities during the same period last year. The difference is mainly due to the stock repurchases effected in the 2002 period. See "Treasury Stock."

     CONTRACTUAL CASH OBLIGATIONS. The following table summarizes Apria's long term cash payment obligations to which the company is contractually bound (the years presented below represent twelve-month rolling periods ending June 30):

     (DOLLARS IN MILLIONS)                          YEAR 1    YEAR 2    YEAR 3   YEAR 4    YEAR 5    YEARS 6+   TOTALS
     -----------------------------------------------------------------------------------------------------------------
     Term loans..............................       $ 25      $ 26      $ 28     $ 29       $ 9        $165       $282
     Capitalized lease obligations...........          3         2         2        -         -           -          7
     Operating leases........................         53        44        35       28        16          25        201
     Deferred acquisition payments...........          6                                                  -          6
                                                    ----      ----      ----     ----      ----        ----       ----
          Total contractual obligations......       $ 87      $ 72      $ 65     $ 57      $ 25        $190       $496
                                                    ====      ====      ====     ====      ====        ====       ====

     ACCOUNTS RECEIVABLE. Accounts receivable before allowance for doubtful accounts increased to $209.0 million at June 30, 2002 from $194.2 million at December 31, 2001, which is attributable to the revenue increases. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 51 at June 30, 2002, and 50 at December 31, 2001. Accounts aged in excess of 180 days decreased to 17.7% at June 30, 2002 from 19.8% at December 31, 2001. See "Provision for Doubtful Accounts."

     Evaluation of Net Realizable Value. Management performs various analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Management applies specified percentages to the accounts receivable aging to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age; accounts aged in excess of 360 days are reserved at 100%. Management establishes and monitors these percentages through extensive analyses of historical realization data, accounts receivable aging trends, other operating trends, the extent of contracted business and business combinations. Also considered are relevant business conditions, such as governmental and managed care payor claims processing procedures and system changes. If indicated by such analyses, management may periodically adjust the uncollectible estimate and corresponding percentages. Further, focused reviews of certain large and/or problematic payors are performed to determine if additional reserves are necessary.

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $30.0 million and $26.9 million at June 30, 2002 and December 31, 2001, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of net realizable value. The increase is partially due to acquisitions effected late in 2001 and in 2002. The time-consuming processes of converting patient files onto Apria's systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business.

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

     LONG-TERM DEBT. Apria's credit agreement with Bank of America and a syndicate of lenders was amended and restated effective June 7, 2002. The amendment extended the maturity date, reduced the applicable interest rate margins and modified the repayment schedule for the company's $175 million six-year term loan. The term loan, which was amended to mature in seven years, had a balance of $173.7 million at June 30, 2002. It is now repayable in 21 remaining consecutive quarterly installments of $437,500 each, followed by three consecutive quarterly installments of $41.1 million each, and a final payment of $41.1 million due on July 20, 2008.

     Interest rates on outstanding balances under the credit agreement are determined by adding a margin to the Eurodollar or base rate existing at each interest calculation date. Applicable margins for the seven-year term loan were lowered to 2.0% for Eurodollar loans and 1.0% for base rate loans.

     On June 30, 2002, total borrowings under the credit agreement were $282.2 million. Outstanding letters of credit totaled $100,000 and credit available under the revolving facility was $99.9 million. At June 30, 2002, the company was in compliance with all of the financial covenants required by the credit agreement.

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

     Apria has two interest rate swap agreements with a total notional amount of $100 million that fix its LIBOR-based variable rate debt at 2.58% (before the applicable margin). The swap agreements terminate March 2003. The swaps are being accounted for as cash flow hedges under SFAS No. 133. Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the first six months of 2002, Apria paid a net settlement amount of $289,000. At June 30, 2002, the swap agreements are reflected in the accompanying consolidated balance sheet in other accrued liabilities at their fair value of $401,000. Unrealized losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive loss.

     Apria does not anticipate losses due to counterparty nonperformance, as its counterparty to the swap agreements is a nationally-recognized financial institution with a strong credit rating.

     TREASURY STOCK. Apria plans to repurchase up to $35 million worth of its outstanding common stock during this calendar year. Depending on market conditions and other considerations, repurchases will be made from time to time in open market transactions. During the first six months of 2002, Apria repurchased 1,004,800 shares for $21.8 million. All repurchased common shares are being held in treasury. Apria's credit agreement limits common stock repurchases to $35 million in any fiscal year and $100 million in the aggregate over the term of the agreement.

     BUSINESS COMBINATIONS. Pursuant to one of its primary growth strategies, Apria periodically acquires complementary businesses in specific geographic markets. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying consolidated income statements from the dates of acquisition. Effective with the adoption of SFAS No. 142, goodwill is no longer being amortized. Covenants not to compete are being amortized over the life of the respective agreements.

     The aggregate consideration for acquisitions that closed during the first half of 2002 was $18.4 million. Allocation of this amount includes $15.7 million to goodwill, $581,000 to intangible assets and $1.7 million to patient service equipment. During the first half of 2001, the aggregate consideration for acquisitions was $37 million. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $15.7 million and $35 million in the first six months of 2002 and 2001, respectively.

     The success of Apria's acquisition strategy is directly dependent on Apria's ability to maintain and/or generate sufficient liquidity to fund such purchases and on the company's ability to integrate the acquired operations successfully.

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

     At June 30, 2002, Apria's term loan borrowings totaled $282.2 million. The bank credit agreement governing the term loans provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At June 30, 2002, all of Apria's outstanding term debt was tied to LIBOR. Apria has two interest rate swap agreements with a total notional amount of $100 million that fix its LIBOR-based debt at 2.58% (before application of the interest margin). Both agreements expire March 2003.

     Based on the term debt outstanding and the swap agreements in place at June 30, 2002, a 100 basis point change in LIBOR would increase or decrease Apria's annual cash flow and pretax earnings by approximately $1.8 million.

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

            Following a series of settlement discussions, the parties reached in early 2002 a tentative agreement to settle both the consolidated federal and state class actions described above for a total of $42 million. In June of this year, final agreement was reached on all agreements needed to effectuate that settlement. Under the terms of the settlement, Apria has paid $1 million and its insurance carriers have paid $41 million into a settlement escrow account. Apria has also agreed to provide various indemnities to certain current and former Apria officers and directors who would be entitled to receive such indemnification under applicable law. A hearing to confirm the settlement as reasonable and fair to the settlement class has been set for August 20, 2002, before the Orange County Superior Court. Apria cannot provide any assurance that the Court ultimately will approve the settlement as reasonable and fair to the settlement class. However, in the opinion of Apria's management, the ultimate disposition of these class actions will not have a material adverse effect on Apria's results of operations or financial condition.

            Apria and its former Chief Executive Officer are also defendants in a class action lawsuit, J.E.B. Capital Partners, LP v. Apria Healthcare Group Inc. and Philip L. Carter, filed on August 27, 2001 in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV01-813 GLT). Among other things, the complaint alleges that the defendants made false and/or misleading public statements by not announcing until July 16, 2001 the amount of potential damages asserted by the U.S Attorney's office in Los
            Angeles and counsel for the plaintiffs in the qui tam actions referred to below. The defendants' motion to dismiss the complaint was granted with leave to amend on June 14, 2002. Plaintiff has elected not to amend its complaint, but filed a notice of appeal on July 15, 2002. Apria believes that it has meritorious defenses to the plaintiff's claims and it intends to vigorously defend itself. In the opinion of Apria's management, the ultimate disposition of this class action will not have a material adverse effect on Apria's results of operations or financial condition.

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


ITEMS 2-5.  NOT APPLICABLE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  Exhibit
                  Number  Reference
                  ------  ---------
                  10.1 Executive Severance Agreement effective May 8, 2002 between Registrant and Anthony S. Domenico.

                  10.2 Third Amended and Restated Credit Agreement dated June 7, 2002, among Registrant and certain of its subsidiaries, Bank of America National Association and other financial institutions party to the Credit Agreement.

                  99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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


                                  APRIA HEALTHCARE GROUP INC.
                                  ---------------------------
                                          Registrant



August 14, 2002                   /s/  JAMES E. BAKER
                                  -------------------------------------------
                                  James E. Baker
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)