Form 10-Q
period 2002-09-30
APRIA HEALTHCARE GROUP INC
filed 2002-11-14
CIK 882289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2002

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

                  Registrant's telephone number: (949) 639-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 54,882,530 shares of common stock, $.001 par value, outstanding at November 7, 2002.

                           APRIA HEALTHCARE GROUP INC.

                                    FORM 10-Q

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002






PART I.       FINANCIAL INFORMATION
-----------------------------------

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

Item 4.       Controls and Procedures


PART II.      OTHER INFORMATION
-------------------------------

Item 1.       Legal Proceedings

Item 2.       Changes in Securities

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES
----------


CERTIFICATIONS
--------------

Chief Executive Officer
Chief Financial Officer


EXHIBITS
--------

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

                           APRIA HEALTHCARE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                    SEPTEMBER 30,  DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                  2002          2001
---------------------------------------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................................................   $  12,732     $   9,359
  Accounts receivable, less allowance for doubtful accounts of $33,764
    and $32,073 at September 30, 2002 and December 31, 2001, respectively ........     176,656       162,092
  Inventories, net ...............................................................      22,823        25,084
  Deferred income taxes ..........................................................      28,476        33,017
  Prepaid expenses and other current assets ......................................      13,407        10,271
                                                                                     ---------     ---------
          TOTAL CURRENT ASSETS ...................................................     254,094       239,823

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $367,394
  and $342,010 at September 30, 2002 and December 31, 2001, respectively .........     181,304       165,471
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ........................................      54,002        47,312
DEFERRED INCOME TAXES ............................................................       2,198        37,838
GOODWILL .........................................................................     239,365       193,458
INTANGIBLE ASSETS, NET ...........................................................       6,489         4,863
OTHER ASSETS .....................................................................       7,027         7,017
                                                                                     ---------     ---------
                                                                                     $ 744,479     $ 695,782
                                                                                     =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................................................   $  55,513     $  71,198
  Accrued payroll and related taxes and benefits .................................      41,361        33,907
  Accrued insurance ..............................................................      10,280        10,376
  Income taxes payable ...........................................................       3,638         9,060
  Other accrued liabilities ......................................................      36,857        34,754
  Current portion of long-term debt ..............................................      28,093        15,455
                                                                                     ---------     ---------
          TOTAL CURRENT LIABILITIES ..............................................     175,742       174,750

LONG-TERM DEBT, net of current portion ...........................................     257,468       278,234

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value: 10,000,000 shares authorized;
    none issued ..................................................................           -             -
  Common stock, $.001 par value: 150,000,000 shares authorized;
    56,296,149 and 54,690,267 shares issued at September 30, 2002 and
    December 31, 2001, respectively; 54,758,849 and 54,604,167
    outstanding at September 30, 2002 and December 31, 2001, respectively ........          56            55
  Additional paid-in capital .....................................................     392,928       368,231
  Treasury stock, at cost; 1,537,300 and 86,100 shares at September 30, 2002
    and December 31, 2001, respectively ..........................................     (32,485)         (961)
  Accumulated deficit ............................................................     (48,936)     (124,554)
  Accumulated other comprehensive (loss) income ..................................        (294)           27
                                                                                     ---------     ---------
                                                                                       311,269       242,798
                                                                                     ---------     ---------

                                                                                     $ 744,479     $ 695,782
                                                                                     =========     =========


See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 ---------------------         ---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                       2002       2001               2002        2001
--------------------------------------------------------------------------------------------------------------------

Net revenues .................................................   $ 312,046   $ 284,025         $ 923,816   $ 838,859
Costs and expenses:
   Cost of net revenues:
      Product and supply costs ...............................      56,004      50,300           167,917     152,002
      Patient service equipment depreciation .................      24,826      23,127            72,668      66,568
      Nursing services .......................................         221         270               720         930
      Other ..................................................       3,182       2,780             9,530       8,830
                                                                 ---------   ---------         ---------   ---------
          TOTAL COST OF NET REVENUES .........................      84,233      76,477           250,835     228,330

   Selling, distribution and administrative ..................     169,797     158,750           503,818     465,241
   Provision for doubtful accounts ...........................      11,476       9,873            34,534      29,092
   Amortization of goodwill and intangible assets ............         667       3,244             2,003       9,206
                                                                 ---------   ---------         ---------   ---------
          TOTAL COSTS AND EXPENSES ...........................     266,173     248,344           791,190     731,869
                                                                 ---------   ---------         ---------   ---------

          OPERATING INCOME ...................................      45,873      35,681           132,626     106,990
Interest expense, net ........................................       3,528       5,093            11,637      21,528
                                                                 ---------   ---------         ---------   ---------
          INCOME BEFORE TAXES AND
          EXTRAORDINARY CHARGE ...............................      42,345      30,588           120,989      85,462
Income tax expense ...........................................      15,880      11,455            45,371      32,006
                                                                 ---------   ---------         ---------   ---------
          INCOME BEFORE EXTRAORDINARY CHARGE .................      26,465      19,133            75,618      53,456
Extraordinary charge on debt refinancing, net of taxes .......           -       1,528                 -       1,528
                                                                 ---------   ---------         ---------   ---------
          NET INCOME .........................................   $  26,465   $  17,605         $  75,618   $  51,928
                                                                 =========   =========         =========   =========


Basic net income per common share:
   Income before extraordinary charge ........................   $    0.48   $    0.35         $    1.39   $    0.99
   Extraordinary charge on debt refinancing, net of taxes ....           -       (0.03)                -       (0.03)
                                                                 ---------   ---------         ---------   ---------
          Net income .........................................   $    0.48   $    0.32         $    1.39   $    0.96
                                                                 =========   =========         =========   =========

Diluted net income per common share:
   Income before extraordinary charge ........................   $    0.48   $    0.34         $    1.36   $    0.96
   Extraordinary charge on debt refinancing, net of taxes ....           -       (0.03)                -       (0.03)
                                                                 ---------   ---------         ---------   ---------
          Net income .........................................   $    0.48   $    0.31         $    1.36   $    0.93
                                                                 =========   =========         =========   =========



See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     ----------------------
(DOLLARS IN THOUSANDS)                                                                  2002        2001
-----------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income ...................................................................     $  75,618    $  51,928
  Items included in net income not requiring cash:
     Extraordinary charge on debt refinancing ..................................             -        2,442
     Provision for doubtful accounts ...........................................        34,534       29,092
     Depreciation and amortization .............................................        87,569       87,676
     Amortization of deferred debt issuance costs ..............................           967        1,552
     Deferred income taxes and other ...........................................        41,130       28,415
  Changes in operating assets and liabilities, exclusive of effects of acquisitions:
     Accounts receivable .......................................................       (49,407)     (44,773)
     Inventories, net ..........................................................         3,232          729
     Prepaid expenses and other assets .........................................        (3,694)      (5,173)
     Accounts payable, exclusive of outstanding checks .........................        (8,829)         594
     Accrued payroll and related taxes and benefits ............................         7,454        9,828
     Income taxes payable ......................................................         3,572        1,070
     Accrued expenses ..........................................................        (3,289)       3,281
                                                                                     ---------    ---------

          NET CASH PROVIDED BY OPERATING ACTIVITIES ............................       188,857      166,661

INVESTING ACTIVITIES
  Purchases of patient service equipment and property,
     equipment and improvements, exclusive of effects of acquisitions ..........       (88,857)     (99,775)
  Proceeds from disposition of assets ..........................................           239          235
  Cash paid for acquisitions, including payments of deferred consideration .....       (59,566)     (49,745)
                                                                                     ---------    ---------

          NET CASH USED IN INVESTING ACTIVITIES ................................      (148,184)    (149,285)

FINANCING ACTIVITIES
  Proceeds from revolving credit facilities ....................................       141,000       72,300
  Payments on revolving credit facilities ......................................      (146,100)     (56,300)
  Proceeds from term loans .....................................................             -      300,000
  Payments on term loans .......................................................        (6,812)    (140,000)
  Payment on redemption of senior subordinated notes ...........................             -     (200,000)
  Payments on other long-term debt .............................................        (2,239)      (1,653)
  Outstanding checks included in accounts payable ..............................        (6,856)        (561)
  Capitalized debt issuance costs .........................................          (666)      (5,597)
  Repurchases of common stock ..................................................       (31,524)           -
  Issuances of common stock ....................................................        15,897       15,123
                                                                                     ---------    ---------

          NET CASH USED IN FINANCING ACTIVITIES ................................       (37,300)     (16,688)
                                                                                     ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................................         3,373          688
Cash and cash equivalents at beginning of period ...............................         9,359       16,864
                                                                                     ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................     $  12,732    $  17,552
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

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145 updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. Apria will be required to adopt the provisions of SFAS No. 145 for its fiscal year beginning January 1, 2003. Adoption of this statement is not expected to have a material effect on the company's consolidated financial statements.

In July 2002, SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" was issued. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Apria will be required to adopt the provisions of SFAS No. 146 for exit and disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the company's consolidated financial statements.


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


NOTE D - BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying consolidated income statements from the date of acquisition. During the nine-month period ended September 30, 2002, cash paid for acquisitions was $59,566,000, which included amounts deferred from prior years of $2,523,000. At September 30, 2002, outstanding deferred consideration totaled $8,103,000 and is included on the balance sheet in other accrued liabilities.

For the 13 transactions that were completed during the nine-month period ended September 30, 2002, $46,844,000 was allocated to goodwill, $3,172,000 to other intangible assets and $12,529,000 to patient service equipment. This allocation is inclusive of amounts not yet paid.

The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during the nine-month period ended September 30, 2002, as if the acquisitions had occurred at the beginning of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

                                                           NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                     -------------------------
    (IN THOUSANDS)                                      2002           2001
    --------------------------------------------------------------------------
    Net revenues..................................   $ 953,472      $ 887,387
    Income before extraordinary charge............   $  75,551      $  49,141
    Net income....................................   $  75,551      $  47,613

    Diluted income per common share:
     Income before extraordinary charge...........     $  1.36        $  0.88
     Extraordinary charge on debt refinancing,
       net of taxes...............................           -          (0.03)
                                                       -------        -------
          Net income..............................     $  1.36        $  0.85
                                                       =======        =======


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

The following table sets forth the reconciliation of net income and earnings per share as adjusted for the non-amortization provisions of SFAS No. 142:

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                    -------------------        -------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 2002       2001            2002       2001
--------------------------------------------------------------------------------------------------

Reported net income ..........................      $ 26,465   $ 17,605        $ 75,618   $ 51,928
Add:  goodwill amortization, net of taxes ....             -      1,626               -      4,566
                                                    --------   --------        --------   --------
Adjusted net income ..........................      $ 26,465   $ 19,231        $ 75,618   $ 56,494
                                                    ========   ========        ========   ========

BASIC INCOME PER COMMON SHARE:
     Reported net income .....................      $   0.48   $   0.32        $   1.39   $   0.96
     Goodwill amortization, net of taxes .....             -       0.03               -       0.09
                                                    --------   --------        --------   --------
     Adjusted net income .....................      $   0.48   $   0.35        $   1.39   $   1.05
                                                    ========   ========        ========   ========
DILUTED INCOME PER COMMON SHARE:
     Reported net income .....................      $   0.48   $   0.31        $   1.36   $   0.93
     Goodwill amortization, net of taxes .....             -       0.03               -       0.08
                                                    --------   --------        --------   --------
     Adjusted net income .....................      $   0.48   $   0.34        $   1.36   $   1.01
                                                    ========   ========        ========   ========

For the nine months ended September 30, 2002, the net change in the carrying amount of goodwill of $45,907,000 is the result of business combinations. All of the goodwill recorded in conjunction with business combinations completed after June 30, 2001 is expected to be deductible for tax purposes.

Intangible assets consist of the following:

(DOLLARS IN THOUSANDS)                                       SEPTEMBER 30, 2002                       DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                       AVERAGE         GROSS                                  GROSS
                                       LIFE IN        CARRYING  ACCUMULATED   NET BOOK       CARRYING  ACCUMULATED   NET BOOK
                                        YEARS          AMOUNT   AMORTIZATION   VALUE          AMOUNT   AMORTIZATION   VALUE
                                        -----          ------   ------------   -----          ------   ------------   -----
Intangible assets subject to
 amortization:
   Covenants not to compete.......       4.5           $ 9,595   $ (4,320)     $ 5,275        $16,181     $(11,318)   $ 4,863
   Tradename......................       2.0             1,324       (110)       1,214              -            -          -
                                        ----           -------   --------      -------        -------     --------    -------
                                         3.9           $10,919   $ (4,430)     $ 6,489        $16,181     $(11,318)   $ 4,863
                                        ====           =======   ========      =======        =======     ========    =======


Amortization expense amounts to $2,003,000 for the nine months ended September 30, 2002. Estimated amortization expense for each of the fiscal years ending December 31, is presented below:

                                                 FOR THE YEAR ENDING
  (DOLLARS IN THOUSANDS)                             DECEMBER 31,
  ------------------------------------------------------------------
  2002...........................................     $ 2,693
  2003...........................................       2,566
  2004...........................................       1,869
  2005...........................................         731
  2006...........................................         488
  2007...........................................         145


NOTE F - LONG-TERM DEBT

Apria's credit agreement with Bank of America and a syndicate of lenders was amended and restated effective June 7, 2002. The amendment extended the maturity date, reduced the applicable interest rate margins and modified the repayment schedule for the company's $175,000,000 six-year term loan. The term loan, which was amended to mature in seven years, had a balance of $173,250,000 at September 30, 2002. It is now repayable in 20 remaining consecutive quarterly installments of $437,500 each, followed by three consecutive quarterly installments of $41,125,000 each, and a final payment of $41,125,000 due on July 20, 2008.

Interest rates on outstanding balances under the credit agreement are determined by adding a margin to the Eurodollar or base rate existing at each interest calculation date. Applicable margins for the seven-year term loan were lowered and are currently fixed at 2.0% for Eurodollar loans and at 1.0% for base rate loans.

At September 30, 2002, borrowings under the revolving credit facility were $2,700,000, outstanding letters of credit totaled $5,155,000, credit available under the revolving facility was $92,145,000, and Apria was in compliance with all of the financial covenants required by the credit agreement.

Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. At September 30, 2002, Apria had two interest rate swap agreements with a total notional amount of $100,000,000 that fix its LIBOR-based variable rate debt at 2.58% (before the applicable margin). The swap agreements, which terminate March 2003, are being accounted for as cash flow hedges under SFAS No.
133. Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the nine months ended September 30, 2002, Apria paid a net settlement amount of $478,000. The swap agreements are recorded as a liability at their fair value of $469,000 and unrealized losses of $321,000 on their fair value are reflected, net of taxes, in other comprehensive loss. Apria's exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance.


NOTE G - STOCKHOLDERS' EQUITY

For the nine months ended September 30, 2002, changes to stockholders' equity are comprised of the following amounts:

   (DOLLARS IN THOUSANDS)
   --------------------------------------------------------------------------

   Net income..................................................     $  75,618
   Proceeds from the exercise of stock options.................        15,897
   Tax benefit related to the exercise of stock options........         8,801
   Other comprehensive loss, net of taxes......................          (321)
   Repurchased common shares held in treasury..................       (31,524)
                                                                    ---------
                                                                    $  68,471
                                                                    =========

For the nine months ended September 30, 2002, net income and comprehensive income differed by $321,000 which is attributable to unrealized losses on two interest rate swap agreements. There was no difference between net income and comprehensive income for the same period of the previous year.

Pursuant to its credit agreement, Apria can repurchase up to $35,000,000 worth of its outstanding common stock during this calendar year. The company repurchased 1,451,200 shares for $31,524,000, during the nine-month period ended September 30, 2002. Subsequently, the company purchased 145,800 shares for $3,476,000, thereby reaching its maximum for the year.


NOTE H - INCOME TAXES

Income taxes for the nine months ended September 30, 2002 and 2001 have been provided at the effective tax rates expected to be applicable for the respective year.

At December 31, 2001, Apria had federal net operating loss carryforwards of approximately $98,000,000, expiring in varying amounts in the years 2003 through 2018, and various state net operating loss carryforwards that began to expire in 1997. Additionally, the company has an alternative minimum tax credit carryforward of approximately $7,600,000. As a result of an ownership change in 1992 that met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5,000,000 per year. Because of the annual limitation, approximately $57,000,000 of each of Apria's federal and state operating loss carryforwards may expire unused. The net operating loss carryforward amount in the related deferred tax asset excludes such amount. In 2002, for federal tax purposes, the company expects to utilize its entire net operating loss carryforward amount not subject to limitation.


NOTE I - COMMITMENTS AND CONTINGENCIES

Apria and certain of its present and former officers and/or directors were defendants in a class action lawsuit, In Re Apria Healthcare Group Securities Litigation, filed in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV98-217 GLT). The complaint alleged, among other things, that the defendants made false and/or misleading public statements regarding Apria and its financial condition in violation of federal securities laws. Two similar class actions were filed during July 1998 in the Superior Court for the State of California for the County of Orange, which were consolidated by a court order dated October 22, 1998 (Master Case No. 797060). Following a series of settlement discussions, the parties reached an agreement to settle both the federal and state class actions for $42 million. Under the terms of the settlement, Apria has paid $1 million and its insurance carriers have paid $41 million. Pursuant to the settlement: (1) the State Court class actions were concluded on August 20, 2002 by entry of an Order and Final Judgment; and (2) the District Court class action was dismissed on August 21, 2002 by entry of an Order dismissing the action with prejudice.

On August 27, 2001, a class action lawsuit was filed against Apria and its former Chief Executive Officer in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV01-5160 PA), entitled J.E.B. Capital Partners, LP v. Apria Healthcare Group Inc. and Philip L. Carter. Among other things, the complaint alleged that the defendants made false and/or misleading public statements by not announcing until July 16, 2001 the amount of potential damages asserted by the U.S Attorney's office in Los Angeles and counsel for the plaintiffs in the qui tam actions referred to below. The defendants' motion to dismiss the complaint was granted with leave to amend on June 14, 2002. Plaintiff elected not to amend its complaint, but filed a notice of appeal on July 15, 2002. The appeal was dismissed as premature. On October 10, 2002, the District Court entered a judgment in favor of the defendants and dismissed the action with prejudice. On November 8, 2002, the plaintiff filed an appeal of the Order of dismissal. Apria believes that it has meritorious defenses to the plaintiff's claims and it intends to vigorously defend itself. In the opinion of Apria's management, the ultimate disposition of this class action will not have a material adverse effect on Apria's results of operations or financial condition.

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

NOTE J - PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                             ------------------      -----------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         2002      2001          2002      2001
-------------------------------------------------------------------------------------------------------

NUMERATOR:
  Net income .............................................   $26,465   $17,605        $75,618   $51,928
  Numerator for basic and diluted per share amounts -
    income available to common stockholders ..............   $26,465   $17,605        $75,618   $51,928

DENOMINATOR:
  Denominator for basic per share
    amounts - weighted average shares ....................    54,745    54,231         54,490    53,790

  Effect of dilutive securities:
    Employee stock options -
      dilutive potential common shares ...................       623     1,737            979     1,943
                                                             -------   -------        -------   -------

  Denominator for diluted per share amounts -
    adjusted weighted average shares .....................    55,368    55,968         55,469    55,733
                                                             =======   =======        =======   =======


Basic net income per common share ........................   $  0.48   $  0.32        $  1.39   $  0.96
                                                             =======   =======        =======   =======

Diluted net income per common share ......................   $  0.48   $  0.31        $  1.36   $  0.93
                                                             =======   =======        =======   =======


Employee stock options excluded from the computation of diluted per share amounts:

  Shares for which exercise price exceeds
    average market price of common stock .................     2,595     1,827          2,560     1,827

Average exercise price per share that exceeds
  average market price of common stock ...................   $ 25.29   $ 27.08        $ 25.32   $ 27.08
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home throughout the United States through approximately 405 branch locations.

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

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145 updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. Apria will be required to adopt the provisions of SFAS No. 145 for its fiscal year beginning January 1, 2003. Adoption of this statement is not expected to have a material effect on the company's consolidated financial statements.

     In July 2002, SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" was issued. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Apria will be required to adopt the provisions of SFAS No. 146 for exit and disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the company's consolidated financial statements.


RESULTS OF OPERATIONS

     NET REVENUES. Net revenues were $312.0 million and $923.8 million in the third quarter and first nine months of 2002, respectively, compared to $284.0 million and $838.9 million for the corresponding periods in 2001. This represents increases of 9.9% and 10.1% for the three and nine month periods, respectively. The growth is due to volume increases, new contracts with regional and national payors, the acquisition of complementary businesses and price increases in certain managed care agreements.

     Apria's acquisition strategy generally results in the rapid integration of acquired businesses into existing operating locations. This limits management's ability to separately track the amount of revenue generated by an acquired business. Estimating the revenue contribution from acquisitions therefore requires certain assumptions. Based on its analyses, Apria's management estimates that approximately one-third of the revenue growth between the nine month periods presented was derived from acquisitions.

     The following table sets forth a summary of net revenues by service line:

                                       THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------------        -------------------------------------
                                           2002                2001                    2002                  2001
                                     ----------------    ----------------        ----------------    -----------------
(DOLLARS IN THOUSANDS)                   $        %          $        %              $       %            $        %
----------------------------------------------------------------------------------------------------------------------
  Respiratory therapy.........       $205,319   65.8%    $186,069   65.5%        $613,814   66.4%     $549,480   65.5%
  Infusion therapy............         58,785   18.8%      54,570   19.2%         170,204   18.5%      161,829   19.2%
  HME/other...................         47,942   15.4%      43,386   15.3%         139,798   15.1%      127,550   15.3%
                                     --------  ------    --------  ------        --------  ------     --------  ------
       Total net revenues            $312,046  100.0%    $284,025  100.0%        $923,816  100.0%     $838,859  100.0%
                                     ========  ======    ========  ======        ========  ======     ========  ======

     Home Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. The respiratory therapy service line increased by 10.3% and 11.7% in the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. Apria's focus on acquiring respiratory therapy businesses contributed to this growth.

     Home Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Examples include: parenteral nutrition, anti-infectives, pain management, chemotherapy and other medications and related services. The infusion line also includes enteral nutrition, which is the administration of nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased by 7.7% and 5.2% in the third quarter and first nine months of 2002, respectively, when compared to the corresponding periods in 2001. The nine month 2002 period reflects the effect of a 12.8% increase in enteral nutrition attributable to a renewed focus on this product offering, that resulted from a program initiated in mid-2001 that centralized the enteral intake and distribution functions at the regional level.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of patient safety items, ambulatory and patient room equipment. Home medical equipment/other revenues increased by 10.5% and 9.6% in the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. The increase between periods is partially due to the fact that the full Medicare cost of living adjustment (COLA) for certain durable medical equipment products and services was restored in 2001. The COLA had been frozen since 1998 pursuant to the Balanced Budget Act of 1997. Substantially all of this adjustment was provided through a transitional allowance applied to amounts reimbursed during the second half of the year. The 2002 reimbursement amounts incorporate the 2001 adjustments as if they had been applied evenly throughout the year. Medicare reimbursement amounts for 2002 include only minimal increases which are significantly below the cost of living increase.

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

     In June 2002, the U.S. House of Representatives passed the Medicare Modernization and Prescription Drug Act of 2002. The bill provides for a nationwide competitive bidding program for an as-yet-undertermined list of durable medical equipment ("DME") items covered by Medicare Part B. A Senate bill providing for a version of competitive bidding different than what was introduced in the House was proposed by Senators Baucus and Grassley but not introduced for Senate consideration prior to recess for the November 2002 elections. It is unclear whether competitive bidding for DME or other issues that may have an impact on Apria will be passed by the Senate in a "lame duck" session scheduled to convene November 22, 2002.

     GROSS PROFIT. Gross margins for the third quarter of 2002 and the first nine months of 2002 were 73.0% and 72.8%, respectively, compared to 73.1% and 72.8% for the corresponding periods in the prior year. These margins reflect the general period-to-period consistency of product costs and reimbursement levels of products and services.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts was 3.7% of net revenues for both the third quarter of 2002 and for the first nine months of 2002 compared to 3.5% for both corresponding periods in 2001. The provision for doubtful accounts results from management's estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. The increase in the provision between the years can be largely attributed to the impact of acquisitions; specifically two large fourth quarter acquisitions and those acquisitions effected to date in 2002. Such acquisitions result in the integration of a significant amount of patient information into Apria's information systems and document files which can delay the billing and collection process.

     SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Certain expenses, such as facility lease and fuel costs, are also very sensitive to market-driven price fluctuations. The administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not vary as closely with revenue growth as do the operating costs. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 54.4% and 54.5% for the third quarter and first nine months of 2002, respectively, versus 55.9% and 55.5% for the corresponding periods in 2001. In 2002, the first quarter included $2.6 million in contract termination costs related to the departure of the former Chief Executive Officer and the second quarter included approximately $2.2 million in merit compensation increases. Despite these additional expenses, management was able to leverage its expense structure against the revenue growth.

     AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of intangible assets for the third quarter and the nine months ended September 30, 2002 were $667,000 and $2.0 million, respectively, compared to $3.2 million and $9.2 million for the same periods last year (which included goodwill amortization). Upon adoption of SFAS No. 142 on January 1, 2002, goodwill amortization ceased. Amortization of goodwill was $2.6 million for the third quarter and $7.3 million for the first nine months of 2001. The effect of adding this amount back as though SFAS No. 142 were adopted at the beginning of the prior year would have resulted in net income increases of $1.6 million and $4.6 million and increases in diluted income per common share of $0.03 and $0.08 for the third quarter and first nine months of 2001, respectively. See "Recent Accounting Pronouncements", "Business Combinations" and Note C to the Condensed Consolidated Financial Statements.

     INTEREST EXPENSE. Interest expense was $3.5 million for the third quarter of 2002, down from $5.1 million in the third quarter of 2001. For the nine months ended September 30, 2002 interest expense was $11.6 million compared to $21.5 million in the same period in 2001. The significant decrease between the periods is due to several factors. From September 30, 2001 to September 30, 2002, long-term debt decreased by $34.1 million. The July 2001 refinancing replaced the 9 1/2% senior subordinated notes with debt at significantly more favorable interest rates and resulted in lower rates on the bank loans. In connection with the refinancing, deferred debt issuance costs on the 9 1/2% notes and former bank debt were written off; the issuance costs incurred upon refinancing resulted in a lower monthly amortization expense. Also, the June 2002 credit agreement amendment included a reduction in the applicable interest rate margin for the $175 million term loan. Finally, the decreases in market-driven interest rates over the course of 2001 contributed to the overall decrease in Apria's interest expense. See "Long-Term Debt."

     INCOME TAXES. Income taxes for the nine months ended September 30, 2002 and in the corresponding period of 2001, have been provided at the effective tax rates expected to be applicable for the respective year.

     At December 31, 2001, Apria had federal net operating loss carryforwards of approximately $98 million, expiring in varying amounts in the years 2003 through 2018 and various state net operating loss carryforwards that began to expire in 1997. Additionally, the company has an alternative minimum tax credit carryforward of approximately $7.6 million. As a result of an ownership change in 1992 that met specified criteria of Section 382 of the Internal Revenue Code, future use of a portion of the federal and state operating loss carryforwards generated prior to 1992 are each limited to approximately $5 million per year. Because of the annual limitation, approximately $57 million of each of Apria's federal and state operating loss carryforwards may expire unused. The net operating loss carryforward amount in the related deferred tax asset excludes such amount. In 2002, for federal tax purposes, the company expects to utilize its entire net operating loss carryforward not subject to limitation.


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

     CASH FLOW. Cash provided by operating activities was $188.9 million in the first nine months of 2002 compared with $166.7 million in the corresponding period in 2001. The increase between periods in net income (before items not requiring cash) was partially offset by the increase in accounts receivable and increases in payments against accounts payable and other expense accruals.

     Cash used in investing activities decreased to $148.2 million for the first nine months of 2002 compared to $149.3 million during the same period last year. The reduction in patient service and other equipment purchases between the periods was largely offset by the increase in acquisition activity.

     Cash used in financing activities was $37.3 million during the first nine months of 2002 compared to $16.7 million during the same period last year. The difference is mainly due to the repurchase of the company's stock in 2002. The activity in 2002 and 2001 in the revolving credit facility and term loan line items reflects the June 2002 credit agreement amendment and the July 2001 refinancing, respectively. See "Long-term Debt" and "Treasury Stock."

     CONTRACTUAL CASH OBLIGATIONS. The following table summarizes Apria's long term cash payment obligations to which the company is contractually bound (the years presented below represent twelve-month rolling periods ending September
30):

        (DOLLARS IN MILLIONS)                         YEAR 1    YEAR 2    YEAR 3    YEAR 4    YEAR 5    YEARS 6+    TOTALS
        ------------------------------------------------------------------------------------------------------------------

        Term loans..............................       $ 26      $ 26      $ 29      $ 32      $  1        $165      $279
        Capitalized lease obligations...........          2         3         2         -         -           -         7
        Operating leases........................         53        44        35        28        16          23       199
        Deferred acquisition payments...........          8         -         -         -         -           -         8
                                                       ----      ----      ----      ----      ----        ----      ----
            Total contratual cash obligations...        $89       $73       $66       $60       $17        $188      $493
                                                       ====      ====      ====      ====      ====        ====      ====

     ACCOUNTS RECEIVABLE. Accounts receivable before allowance for doubtful accounts increased to $210.4 million at September 30, 2002 from $194.2 million at December 31, 2001, which is attributable to the revenue increases. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 51 at September 30, 2002, and 50 at December 31, 2001. Accounts aged in excess of 180 days decreased to 19.4% at September 30, 2002 from 19.8% at December 31, 2001. See "Provision for Doubtful Accounts."

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

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $27.2 million and $26.9 million at September 30, 2002 and December 31, 2001, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of net realizable value. The increase is partially due to acquisitions made in late 2001 and during 2002. The time-consuming processes of converting patient files onto Apria's systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business.

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

     LONG-TERM DEBT. Apria's credit agreement with Bank of America and a syndicate of lenders was amended and restated effective June 7, 2002. The amendment extended the maturity date, reduced the applicable interest rate margins and modified the repayment schedule for the company's $175 million six-year term loan. The term loan, which was amended to mature in seven years, had a balance of $173.3 million at September 30, 2002. It is now repayable in 20 remaining consecutive quarterly installments of $437,500 each, followed by three consecutive quarterly installments of $41.1 million each, and a final payment of $41.1 million due on July 20, 2008.

     Interest rates on outstanding balances under the credit agreement are determined by adding a margin to the Eurodollar or base rate existing at each interest calculation date. Applicable margins for the seven-year term loan were lowered to 2.0% for Eurodollar loans and 1.0% for base rate loans.

     On September 30, 2002, total borrowings under the credit agreement were $279.0 million. Outstanding letters of credit totaled $5.2 million and credit available under the revolving facility was $92.1 million. At September 30, 2002, the company was in compliance with all of the financial covenants required by the credit agreement.

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

     Apria has two interest rate swap agreements with a total notional amount of $100 million that fix its LIBOR-based variable rate debt at 2.58% (before the applicable margin). The swap agreements terminate March 2003. The swaps are being accounted for as cash flow hedges under SFAS No. 133. Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the first nine months of 2002, Apria paid a net settlement amount of $478,000. At September 30, 2002, the swap agreements are reflected in the accompanying consolidated balance sheet in other accrued liabilities at their fair value of $469,000. Unrealized losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive loss.

     Apria does not anticipate losses due to counterparty nonperformance, as its counterparty to the swap agreements is a nationally-recognized financial institution with a strong credit rating.

     TREASURY STOCK. Apria's credit agreement limits common stock repurchases to $35 million in any fiscal year and $100 million in the aggregate. During the first nine months of 2002, Apria repurchased 1.5 million shares of its outstanding common stock for $31.5 million. Subsequently, the company purchased additional shares for $3.5 million thereby reaching its maximum for the year. All repurchased common shares are being held in treasury.

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

     The aggregate consideration for acquisitions that closed during the first nine months of 2002 was $64.7 million. Allocation of this amount includes $46.8 million to goodwill, $3.2 million to intangible assets and $12.5 million to patient service equipment. During the first nine months of 2001, the aggregate consideration for acquisitions was $51.7 million. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $59.6 million and $49.7 million in the first nine months of 2002 and 2001, respectively.

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

     At September 30, 2002, Apria's term loan borrowings totaled $276.3 million. The bank credit agreement governing the term loans provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At September 30, 2002, all of Apria's outstanding term debt was tied to LIBOR. Apria has two interest rate swap agreements with a total notional amount of $100 million that fix its LIBOR-based debt at 2.58% (before application of the interest margin). Both agreements expire March 2003.

     Based on the term debt outstanding and the swap agreements in place at September 30, 2002, a 100 basis point change in LIBOR would increase or decrease Apria's annual cash flow and pretax earnings by approximately $1.8 million.


ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company that is required to be included in the company's periodic Securities and Exchange Commission filings.

     (b) Changes in internal controls. No significant changes to the company's internal controls, or in other factors that could significantly affect these controls subsequent to the date of their evaluation, have been made during the periods covered by this report.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Apria and certain of its present and former officers and/or directors were defendants in a class action lawsuit, In Re Apria Healthcare Group Securities Litigation, filed in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV98-217 GLT). The complaint alleged, among other things, that the defendants made false and/or misleading public statements regarding Apria and its financial condition in violation of federal securities laws. Two similar class actions were filed during July 1998 in the Superior Court for the State of California for the County of Orange, which were consolidated by a court order dated October 22, 1998 (Master Case No. 797060). Following a series of settlement discussions, the parties reached an agreement to settle both the federal and state class actions for $42 million. Under the terms of the settlement, Apria has paid $1 million and its insurance carriers have paid $41 million. Pursuant to the settlement: (1) the State Court class actions were concluded on August 20, 2002 by entry of an Order and Final Judgment; and (2) the District Court class action was dismissed on August 21, 2002 by entry of an Order dismissing the action with prejudice.

     On August 27, 2001, a class action lawsuit was filed against Apria and its former Chief Executive Officer in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV01-5160 PA), entitled J.E.B. Capital Partners, LP v. Apria Healthcare Group Inc. and Philip L. Carter. Among other things, the complaint alleged that the defendants made false and/or misleading public statements by not announcing until July 16, 2001 the amount of potential damages asserted by the U.S Attorney's office in Los Angeles and counsel for the plaintiffs in the qui tam actions referred to below. The defendants' motion to dismiss the complaint was granted with leave to amend on June 14, 2002. Plaintiff elected not to amend its complaint, but filed a notice of appeal on July 15, 2002. The appeal was dismissed as premature. On October 10, 2002, the District Court entered a judgment in favor of the defendants and dismissed the action with prejudice. On November 8, 2002, the plaintiff filed an appeal of the Order of dismissal. Apria believes that it has meritorious defenses to the plaintiff's claims and it intends to vigorously defend itself. In the opinion of Apria's management, the ultimate disposition of this class action will not have a material adverse effect on Apria's results of operations or financial condition.

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

ITEM 2.  Not applicable

ITEM 3.  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Annual Meeting of Stockholders of the company on July 18, 2002.

         (b) Directors reelected at the Annual Meeting for a term of one year:

             David H. Batchelder
             David L. Goldsmith
             Lawrence M. Higby
             Richard H. Koppes
             Philip R. Lochner, Jr.
             Beverly Benedict Thomas
             Ralph V. Whitworth

         (c) Matters Voted Upon at Annual Meeting:

             Election of Directors
             ---------------------
             As of July 18, 2002, the company's Board of Directors consisted of seven members who will serve for one year or until the election and qualification of their successors. The results of the stockholder voting were as follows:

                                                     FOR            WITHHOLD
                                                  ----------        --------
             David H. Batchelder                  50,598,611        822,462
             David L. Goldsmith                   50,615,489        805,584
             Lawrence M. Higby                    51,058,494        362,579
             Richard H. Koppes                    51,056,490        364,583
             Philip R. Lochner, Jr.               50,573,489        847,584
             Beverly Benedict Thomas              51,058,494        362,579
             Ralph V. Whitworth                   51,056,612        364,461

ITEM 5.  OTHER INFORMATION

     Apria's bylaws were amended, effective September 3, 2002, to increase the number of directors from seven to eight. Vicente Anido, Jr. was elected to the open director position effective with the amendment of the bylaws. He will serve on the Board of Directors until the next annual meeting of stockholders or until his successor is elected and qualified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             Exhibit
             Number     Reference
             -------    ---------
               3.1      Amended and Restated Bylaws of registrant, as amended on
                        September 3, 2002.

              10.1 Amended and Restated Employment Agreement effective February 12, 2002, between registrant and Lawrence M. Higby.

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


                                    APRIA HEALTHCARE GROUP INC.
                                    ---------------------------
                                    Registrant


November 14, 2002                   /s/ JAMES E. BAKER
                                    ------------------------------------
                                    James E. Baker
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

CERTIFICATION - CHIEF EXECUTIVE OFFICER


I, Lawrence M. Higby, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Apria Healthcare Group Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)  presented  in  this   quarterly   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002



                                  /s/ LAWRENCE M. HIGBY
                                  ---------------------------------------
                                  Lawrence M. Higby
                                  Chief Executive Officer

CERTIFICATION - CHIEF FINANCIAL OFFICER


I, James E. Baker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Apria Healthcare Group Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)  presented  in  this   quarterly   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002



                                  /s/ JAMES E. BAKER
                                  ---------------------------------------
                                  James E. Baker
                                  Chief Financial Officer