Form 10-K
period 2002-12-31
APRIA HEALTHCARE GROUP INC
filed 2003-03-31
CIK 882289

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-14316

                           APRIA HEALTHCARE GROUP INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                33-0488566
      (State of incorporation)           (I.R.S. Employer Identification Number)

26220 ENTERPRISE COURT, LAKE FOREST, CA              92630-8405
(Address of principal executive offices)             (Zip Code)


                  Registrant's telephone number: (949) 639-2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes X   No
                                      ---     ---

As of June 28, 2002, there were outstanding 54,876,118 shares of the Registrant's common stock, par value $0.001, which is the only class of common stock of the Registrant (not including 1,090,900 shares held in treasury). As of June 28, 2002 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $22.40 per share as reported by the New York Stock Exchange, was approximately $1,098,440,291.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1.  BUSINESS

     Apria Healthcare Group Inc. provides a broad range of home healthcare services through approximately 410 branch locations which serve patients in all 50 states. Apria has three major service lines: home respiratory therapy, home infusion therapy and home medical equipment. The following table provides examples of the services and products in each:

    SERVICE LINE                  EXAMPLES OF SERVICES AND PRODUCTS
    ------------                  --------------------------------
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

    Home medical equipment        Provision   of   patient   safety  items,  and
                                  ambulatory and in-home equipment, such as wheelchairs and hospital beds

STRATEGY

     Apria is pursuing an operating strategy to increase its market share and improve its profitability. Key elements of this strategy are as follows:

     MAINTAIN FOCUS ON EXISTING SERVICE OFFERINGS. Apria continues to focus on growth in its core businesses of home respiratory therapy, home infusion therapy and home medical equipment. Offering all three services gives Apria a competitive advantage with its managed care, hospital and certain physician customers and enables it to maintain a diversified revenue base. Apria continues its emphasis on growth in the home respiratory therapy line, which historically has produced higher gross margins than the other service lines.

     SUPPLEMENT INTERNAL GROWTH WITH SELECTIVE ACQUISITIONS. Apria continues to pursue strategically complementary acquisition opportunities, also with an emphasis on home respiratory therapy businesses. Apria operates in a highly fragmented market, which provides an attractive opportunity to drive growth through acquisitions. During 2002, Apria completed 17 acquisitions comprised largely of respiratory therapy businesses for an aggregate consideration of $78.3 million.

     REDUCE COSTS AND INCREASE MARGINS AND CASH FLOWS. Apria's management team continues to develop and apply "best practices" and productivity improvement programs throughout the company with the aim of achieving greater standardization and enhanced productivity. Success with such programs has resulted in reduced costs and increased margins and cash flow. Apria has implemented standardized clinical and delivery models, billing and collection practices and common operating procedures in its field locations and has centralized purchasing for inventory, patient service equipment and supplies. Apria continues to focus resources on identifying opportunities for further productivity improvements.

SERVICE LINES

     In each of its three service lines, Apria provides patients with a variety of clinical and ancillary services, as well as related products and supplies, most of which are prescribed by a physician as part of a care plan. These services include:

     - providing in-home respiratory care, infusion and respiratory pharmacy management and high-tech infusion nursing;
     - educating patients and their caregivers about illnesses and instructing them on self-care and the proper use of products in the home;
     -  monitoring patients' individualized treatment plans;
     - reporting patient progress and status to the physician and/or managed care organization;
     -  maintaining and repairing equipment; and
     -  processing claims to third-party payors.

     The following table sets forth a summary of net revenues by service line, expressed as percentages of total net revenues:

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                2002          2001         2000
-------------------------------------------------------------------------------

     Home respiratory therapy..............      67%           66%          65%
     Home infusion therapy.................      18%           19%          19%
     Home medical equipment/other..........      15%           15%          16%
                                                ----          ----         ----
           Total net revenues..............     100%          100%         100%
                                                ====          ====         ====

     HOME RESPIRATORY THERAPY. Apria provides home respiratory therapy services to patients with a variety of conditions, including:

     - chronic obstructive pulmonary diseases such as emphysema, chronic bronchitis and asthma;
     - nervous system-related respiratory conditions such as Lou Gehrig's disease and quadriplegia;
     -  obstructive sleep apnea;
     -  congestive heart failure; and
     -  lung cancer.

Apria employs a nationwide  clinical staff of respiratory care  professionals to
provide   support   to   its   home    respiratory    therapy   patients   under
physician-directed treatment plans and Apria's proprietary acuity program.

     Apria derives approximately 70% of its respiratory therapy revenues from the provision of oxygen systems, home ventilators, nebulizers and home-delivered respiratory medications. The company derives most of its remaining respiratory revenues from the provision of:

     -  infant apnea monitors;
     -  continuous positive airway pressure devices; and
     -  noninvasive positive pressure ventilation.

     HOME INFUSION THERAPY. Home infusion therapy involves the administration of a drug or nutrient directly into the body intravenously through a needle or a catheter. Examples of such therapies include:

     -  total parenteral (intravenous) nutrition;
     -  anti-infective and anti-fungal medications;
     -  chemotherapy; and
     -  pain management.

The home infusion therapy service line also includes enteral nutrition, which is the administration of nutrients directly into the gastrointestinal tract through a feeding tube.

     Depending on the therapy, a broad range of venous access devices and pump technologies may be used to facilitate homecare and patient independence. Apria employs licensed pharmacists and registered high-tech infusion nurses who have specialized skills in the delivery of home infusion therapy. They are available to respond to emergencies and questions regarding therapy and to provide training and education to the patient and caregiver. Other support services include patient service, supply replenishment, pump management, preventive maintenance, direct billing of Medicare, Medicaid and other payors, assistance with insurance questions and outcome reporting. Apria currently operates 31 internal pharmacy locations to serve its home infusion patients.

     HOME MEDICAL EQUIPMENT/OTHER. Apria's primary emphasis in the home medical equipment service line is on the provision of patient safety items, ambulatory devices and in-home equipment. The company is also expanding its rehabilitation product offering in selective markets in the United States. Apria's integrated service approach allows patients, hospital and physician referral sources and managed care systems accessing either respiratory or infusion therapy services to also access needed home medical equipment through a single source.

     As Apria's managed care organization customer base has grown, Apria management has recognized the need to expand its ability to provide value-added services to these customers. Rather than provide certain non-core services directly, Apria sometimes aligns itself with other segment leaders, such as home health nursing organizations and providers of home-delivered routine medical supplies, through formal relationships or ancillary networks. Such networks must be credentialed and qualified by Apria's clinical services department.


ORGANIZATION AND OPERATIONS

     ORGANIZATION. Apria's approximately 410 branch locations are organized into four geographic divisions, which are further divided into 16 geographic regions. Each of the regions is operated as a separate business unit and consists of a number of branches and a regional office. The regional office provides each of its branches with key support services such as billing, purchasing, equipment maintenance, repair and warehousing. The branch delivers home healthcare products and services to patients in their homes and other care sites through the company's delivery fleet, qualified delivery professionals and clinical employees. This structure is designed to create operating efficiencies associated with centralized services while promoting responsiveness to local market needs.

     Even though Apria generally operates its regions as separate business units, the company's sales and business operations functions are vertically integrated. The operations function is then further divided into revenue management, clinical services, logistics, regulatory compliance and acquisition integration. Through this structure, all functions are performed at the region level and have direct reporting and accountability to corporate headquarters. Apria believes that this structure provides control over and consistency among its regions and branches thereby enabling implementation of standardized policies and procedures and eliminating many of the problems inherent with a decentralized network.

     CORPORATE COMPLIANCE. As a leader in the home healthcare industry, Apria has implemented a compliance program to further the company's commitment to providing quality home healthcare services and products while maintaining high standards of ethical and legal conduct. Apria believes that operating its business with honesty and integrity is essential. Apria's Corporate Compliance Program includes a written Code of Ethical Business Conduct that employees receive as part of their initial orientation process. The program is designed to accomplish the goals described above through employee education, a confidential disclosure program, written policy guidelines, periodic reviews, frequent reinforcement, compliance audits, a formal disciplinary component and other programs. Compliance oversight is provided by a Corporate Compliance Committee of the company's Board of Directors which meets quarterly in conjunction with Apria's internal Corporate Compliance Committee consisting of senior and mid-level management personnel from various functional disciplines. See "Business - Risk Factors - Federal Investigation."

     OPERATING SYSTEMS AND CONTROLS. Apria's business is dependent, to a substantial degree, upon the quality of its operating and field information systems for proper contract administration, accurate order entry and pricing, billing and collections, as well as inventory and patient service equipment management. These systems provide reporting that enables management to effectively monitor and evaluate contract profitability. Apria's information services department works closely with all of the corporate departments to ensure that Apria's systems are compliant with government regulations and payor requirements and to support their business improvement initiatives with technological solutions. The following are some of the more significant projects currently underway:

     - Apria has developed the functionality that enables the infusion therapy business to operate on the same computer information system or "platform" as the respiratory therapy/home medical equipment business. Previously, the infusion therapy application operated on a separate platform which had limited support. The new functionality has been integrated in four regions; the company-wide rollout is expected to be complete by the end of 2003.

     - Apria completed the implementation and integration of supply chain management software during 2002. Apria is currently working on the second phase of this project, which is the implementation of production and distribution planning software to gain further efficiencies in the delivery of products to patients. Implementation of the production and distribution planning software is expected to begin mid-year 2003.

     - Over the last few years Apria has been consolidating the respiratory therapy/home medical equipment system processing from field-based servers to centralized processors. Thus far, this process has reduced the number of IBM AS400 data servers at field locations from 175 to 12. To mitigate the risks associated with such a centralization, Apria has implemented a "hot site" that mirrors the corporate data site at a separate location that would serve as a backup in case of a disaster or other equipment failure.

     - The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains standardization provisions that apply to health information created or maintained by healthcare providers who engage in certain electronic transactions. Electronically-performed functions common to healthcare businesses such as billing, reimbursement and insurance eligibility verification are subject to the HIPAA standardization rules. The standardization rules require, among other things, the use of specific file formats and transaction codes for electronic transmissions between healthcare business affiliates. Apria's management has committed substantial resources to the implementation of the standardization rules and expects to complete the process on or before the October 16, 2003 government-imposed deadline. See "Business - Government Regulation - HIPAA."

     Management believes that the implementation of these changes will improve its systems. Nonetheless, such implementations could have a disruptive effect on related transaction processing. See "Business - Risk Factors - Operating Systems and Controls."

     Apria has established performance indicators which measure operating results against expected thresholds for the purpose of allowing all levels of management to identify and modify areas requiring improvement and to monitor progress. Operating models with strategic targets have been developed to move Apria toward more effectively managing the sales, customer service, accounts receivable, clinical and distribution areas of its business. Apria's management team is compensated using performance-based incentives focused on quality revenue growth and improvement in operating income.

     PAYORS. Apria derives substantially all its revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. For 2002, approximately 27% of Apria's net revenues were derived from Medicare and 7% from Medicaid. Generally, each third-party payor has specific claims requirements. Apria has policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.

     RECEIVABLES MANAGEMENT. Apria operates in an environment with complex requirements governing billing and reimbursement for its products and services. Initiatives focused specifically on receivables management such as system enhancements, process refinements and organizational changes have resulted in improvement and consistency in key accounts receivable indicators.

     Apria  is  utilizing  its   information   systems   expertise  to  increase
utilization of technology such as electronic claims submission and electronic funds transfer with managed care organizations. This can expedite claims processing and reduce the administrative cost associated with this activity for both Apria and its customer/payors. Management is also focusing resources on certain large third-party payors to develop internal expertise with the payors' unique reimbursement requirements, thereby reducing subsequent denials and shortening the related collection periods. See "Legal Proceedings."

MARKETING

     Through its field sales force, Apria markets its services primarily to managed care organizations, physicians, hospitals, medical groups, home health agencies and case managers. Apria has developed and put into practice several marketing initiatives, including but not limited to:

     AUTOMATED CALL ROUTING THROUGH A SINGLE TOLL-FREE NUMBER. This marketing initiative allows select managed care organizations to reach any of Apria's locations and to access the full range of Apria services through a single central telephone number: 1-800-APRIA-88.

     ACCREDITATION BY THE JOINT COMMISSION ON ACCREDITATION OF HEALTHCARE ORGANIZATIONS ("JCAHO"). JCAHO is a nationally recognized organization which develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home healthcare industry has grown, the need for objective quality measurements has increased. Accreditation by JCAHO entails a lengthy review process that is conducted every three years. Accreditation is widely considered a prerequisite for entering into contracts with managed care organizations at every level. Because accreditation is expensive and time consuming, not all providers choose to undergo the process. Due to its leadership role in establishing quality standards for home healthcare and its active and early participation in this process, Apria management believes the company is generally viewed favorably by referring healthcare professionals. All of Apria's branch locations, including acquired locations, are accredited by or in the process of receiving accreditation from JCAHO. Apria's most recent triennial survey cycle began in January 2003 with a successful corporate survey outcome and is anticipated to be concluded by mid-year 2004.

     ESSENTIAL CARE MODEL ("ECM"). Apria has developed the ECM, a proprietary model that defines the services, supplies and products delivered in conjunction with prescribed homecare equipment and therapies. The ECM is used to establish consistent and clear expectations for referral sources, payors and patients.

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

     APRIA GREAT ESCAPES(TM) TRAVEL PROGRAM. Apria's 410-branch network facilitates travel for patients who require oxygen, home infusion or other products, services and therapies. Apria coordinates equipment and service needs for thousands of traveling patients annually, which enhances their mobility and quality of life.

SALES

     Apria employs over 500 sales professionals whose primary responsibility is to target key customers for all of its service lines. Key customers include but are not limited to hospital-based healthcare professionals, physicians and their staffs and managed care organizations. Apria provides its sales professionals with the necessary clinical and technical training to represent Apria's major service offerings of home respiratory therapy, home infusion therapy and home medical equipment. As larger segments of the marketplace become involved with managed care, specific portions of the sales force's working knowledge of pricing, contracting and negotiating, and specialty-care management programs are being enhanced as well.

     An integral component of Apria's overall sales strategy is to increase volume through managed care organizations and traditional referral channels. As the markets that Apria serves continue to evolve, the ultimate decision makers for healthcare services vary greatly, from closed model managed care organizations to preferred provider networks which are controlled by more traditional means. Apria's selling structure and strategies are driven largely by these changing market factors and will continue to adjust as further changes in the industry occur. Managed care organizations continue to represent a significant portion of Apria's business in several of its primary metropolitan markets. No single account, however, represented more than 10% of Apria's total net revenues for 2002. Among its more significant managed care agreements, Apria has contracts with Aetna, Gentiva's CareCentrix group, Kaiser Health Plans and United HealthCare Group. Apria also offers discount agreements and various fee-for-service arrangements to hospitals or hospital systems whose patients have home healthcare needs. See "Business - Risk Factors - Pricing Pressures."


COMPETITION

     The segment of the healthcare market in which Apria operates is highly competitive. In each of its service lines there are a limited number of national providers and numerous regional and local providers. The competitive factors most important in the regional and local markets are:

     -  reputation  with  referral  sources,   including  local  physicians  and
        hospital-based professionals;
     -  access and responsiveness;
     -  price of services;
     -  overall ease of doing business;
     -  quality of patient care and associated services; and
     -  range of home healthcare services.

The competitive factors most important in the larger, national markets are the foregoing factors and:

     -  ability to service a wide geographic area;
     - ability to develop and maintain contractual relationships with managed care organizations;
     -  access to capital; and
     -  accreditation by JCAHO.

     It is increasingly important to be able to integrate a broad range of home healthcare services to provide customers access through a single source. Apria believes that it competes effectively in each of its service lines with respect to all of the above factors and that it has an established record as a quality provider of home respiratory therapy, home medical equipment and home infusion therapy as reflected by JCAHO accreditation of Apria's branches.

     Other types of healthcare providers, including industrial gas manufacturers, individual hospitals and hospital systems, home health agencies and health maintenance organizations have entered, and may continue to enter the market to compete with Apria's various service lines. Depending on their individual situations, it is possible that Apria's competitors may have, or may obtain, significantly greater financial and marketing resources than Apria. See "Business - Risk Factors - Pricing Pressures."


GOVERNMENT REGULATION

     Apria is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various governmental programs, as more fully described below. Apria maintains several programs designed to minimize the likelihood that it would engage in conduct or enter into contracts in violation of the fraud and abuse laws. Contracts of the types subject to these laws are reviewed and approved by the corporate contract services and/or legal department personnel. Apria also maintains various educational programs designed to keep its managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of Apria's policy of strict compliance in this area. While Apria believes its discount agreements, billing contracts and various fee-for-service arrangements with other healthcare providers comply with applicable laws and regulations, Apria cannot provide any assurance that further administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on Apria's business.

     MEDICARE AND MEDICAID REIMBURSEMENT. As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals such as persons over 65 and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged or members of families with dependent children. In addition, Medicaid generally covers financially needy children, refugees and pregnant women. A substantial portion of Apria's revenue is attributable to payments received from third-party payors, including the Medicare and Medicaid programs. In 2002, approximately 27% of Apria's net revenue was derived from Medicare and 7% from Medicaid.

     Medicare Legislation. The Balanced Budget Act of 1997 contained several provisions that have affected Apria's Medicare reimbursement levels. Subsequent legislation - the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 - mitigated some of the effects of the original legislation. However, there are some pending issues that may further impact Medicare reimbursement to Apria in the future.

     The Balanced Budget Act of 1997 granted streamlined authority to the Secretary of the U.S. Department of Health and Human Services ("HHS") to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness authority. In December 2002, the Centers for Medicare and Medicaid Services ("CMS") issued an interim final rule that establishes a process by which such adjustments may be made. The rule applies to virtually all Medicare Part B services provided by Apria.

     Further, the Balanced Budget Act of 1997 mandated that CMS conduct up to five competitive bidding market demonstrations for Medicare Part B-covered items and services. CMS conducted demonstration projects in Polk County, Florida and San Antonio, Texas. These demonstration projects have been completed. The demonstrations could provide CMS and Congress with a model for implementing competitive pricing in all Medicare programs. Initial reports from government agencies allege cost savings that vary by product line, but the reports do not include costs incurred by the government to administer the program. If such a competitive bidding system were implemented, it could result in lower reimbursement rates, exclude certain items and services from coverage or impose limits on increases in reimbursement rates. Although not included in the President's budget, the administration may seek authority to implement nationwide competitive bidding for all Medicare Part B products and services other than physicians' services. There are members of Congress who support legislation to create a national competitive bidding system for durable medical equipment. The homecare industry is currently working with members of Congress and the administration to ensure that the negative impact of competitive bidding on patient choice, small businesses, the economy and other aspects are fully understood. The industry is also working with the same groups to ensure that the total costs for the government to establish an infrastructure to administer such a complicated program as has been proposed are studied and quantified in detail. It is not clear under what timeframe the government will conduct such analyses, or whether such initiatives will move ahead.

     During 2000, the Secretary of HHS wrote to the durable medical equipment regional carriers and recommended, but did not mandate, that Medicare and Medicaid claims processors base their payments for covered outpatient drugs and biologicals on pricing schedules other than the normally calculated Average Wholesale Prices, which historically has been the industry's basis for drug reimbursement. The suggested alternative pricing methodology was offered in an effort to reduce reimbursement levels for certain drugs to more closely approximate a provider's acquisition cost, but it would not have covered the costs that homecare pharmacies incur to prepare, deliver or administer the drugs to patients. Clinical services, billing, collection and other overhead costs also would not have been considered. Under current government reimbursement schedules, these costs are not clearly defined but are implicitly covered within the reimbursement for the drug. The healthcare industry has taken issue with HHS's approach for several reasons, but primarily because it fails to consider the accompanying costs of delivering and administering these types of drug therapies to patients in their homes. Further, if providers choose to discontinue providing these drugs due to inadequate reimbursement, patient access to homecare may be jeopardized. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provided for a moratorium on decreasing the payment rates in effect as of January 1, 2001, for drugs and biologicals under the current Medicare payment methodology. This legislation also required the General Accounting Office ("GAO") to conduct a thorough study, by September 2001, of the adequacy of current payments. The GAO was also directed to recommend revised payment methodologies and report to Congress and the Secretary of HHS. The study was completed but the authors acknowledged that 1) the limited scope and deadline associated with the study did not allow for a thorough analysis of the homecare pharmacy aspects of covered services, 2) legitimate service components and related costs do exist, and 3) different methods of determining drug delivery and administration payments may be necessary for different types of drugs. Currently, the timing and impact of such pricing methodology revisions are not known. There is interest in Congress in legislation that would replace Average Wholesale Price as the basis for Medicare drug reimbursement, but to date there has been no agreement within Congress as to what the alternative should be.

     Some states have already adopted, or are contemplating adopting, some form of the proposed alternate pricing methodology for certain drugs and biologicals under the Medicaid program. In at least 20 states, these changes have reduced the level of reimbursement received by Apria to an unacceptable level without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria has elected to stop accepting new Medicaid patient referrals for the affected drugs. The company is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies. As a percentage of total business, Medicaid represents a very small percentage of Apria's home infusion and home-delivered respiratory medication revenues.

     Claims Audits. Durable medical equipment regional carriers are private organizations that contract to serve as the federal government's agents for the processing of claims for items and services provided under Part B of the Medicare program. These carriers and Medicaid agencies also periodically conduct pre-payment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize healthcare claims more closely. In addition, the home healthcare industry is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming requirements for obtaining reimbursement from private and governmental third-party payors. Such long collection cycles or reviews and/or similar audits or investigations of Apria's claims and related documentation could result in denials of claims for payment submitted by Apria. Further, the government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation. See "Business - Risk Factors - Federal Investigation" and "Business - Risk Factors - Medicare Reimbursement Rates."

     HIPAA. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") is comprised of a number of components, several of which are applicable to Apria. Pursuant to the administrative simplification section of HIPAA, HHS has issued three sets of regulations governing the following: (i) standard electronic transaction and code sets; (ii) privacy of individually identifiable health information; and (iii) electronic security of individually identifiable health information. Each of these sets of regulations has a separate compliance date and requires health care providers, including Apria, in addition to health plans and clearinghouses, to develop and maintain certain policies and procedures with respect to individually identifiable health information, also known as protected health information that is used, disclosed or requested by covered entities subject to HIPAA regulations.

     Regulations concerning the enforcement of the above-referenced regulations have not yet been issued. However, penalties included in the HIPAA statute for violations of the privacy regulations range from $100 per violation of the privacy regulations for unintentional disclosures (with a maximum of $25,000 in penalties for the same type of violation), to $250,000 in fines and 10 years' imprisonment for intentional disclosures designed for personal or commercial gain. The Office for Civil Rights has stated publicly that it intends to enforce the privacy regulations, at least initially, based on complaints filed by the public as opposed to conducting random audits and reviews.

     The standard electronic transaction and code sets regulations will standardize how health claims and eligibility information is collected, recorded and processed, and provide for an October 16, 2003 compliance date if a one-year extension of time was formally requested on or prior to October 15, 2002. Apria timely filed for and has obtained such an extension. Apria's management is currently working to ensure that the systems, procedures, policies and the methods by which the company communicates with health plans and others, as applicable, will be materially compliant with these regulations by October 16, 2003.

     The standard electronic transaction and code sets regulations also mandate that standardized codes be used for electronic billing purposes by all payors in the United States, including both government and private health plans. Historically, certain billing codes used in the homecare industry have varied by state Medicaid program and certain health plans. Under HIPAA, authority for approving, modifying, adding or deleting codes lies solely with the Health Care Procedure Coding System ("HCPCS") panel, operating under the auspices of CMS. It is primarily the responsibility of healthcare equipment and supply manufacturers and state Medicaid programs to seek and obtain codes for their respective products. It is currently unknown whether every existing local code used by certain Medicaid and private health plans for products provided in the homecare setting will have a corresponding HCPCS code by October 16, 2003. The absence of standardized codes for products or services provided by Apria may preclude the company from submitting electronic billings (or "claims") to certain payors. Such an outcome would require submitting paper claims, which could ultimately result in delays and difficulties in collecting these claims. Apria is currently supporting industry representatives and manufacturers to obtain the necessary HCPCS codes.

     The privacy regulations will provide patients for whom Apria provides services with greater information and control regarding the company's request for, and receipt, use and disclosure of patients' protected health information. The privacy regulations require the development and implementation of detailed policies, procedures, contracts and forms for this purpose. The privacy regulations also require entities subject to the HIPAA regulations to contractually obligate certain of their contractors, who may receive protected health information during the course of rendering services on behalf of that entity, to abide by certain privacy requirements. Apria's privacy policies and practices must also comply with any state law privacy protections that are more stringent than the privacy afforded by the privacy regulations. The compliance date for the privacy regulations is April 14, 2003, and Apria's management has been working diligently to develop and implement the required policies, procedures and forms necessary to comply materially with such privacy regulations and applicable laws.

     The final security regulations were recently published in the Federal Register on February 20, 2003, and have a compliance date of April 20, 2005. In general, the security regulations require covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected health information maintained, used and disclosed in electronic form. While the compliance date for the security regulations is over two years away, Apria has begun to evaluate its systems, procedures and policies relative to protected health information security, and expects to modify them as necessary to comply materially with the security regulations by the applicable compliance date. The privacy regulations, which become effective April 14, 2003, also impose on the company a general reasonable security requirement for protected health information. In planning to implement policies and procedures necessary to materially comply with the privacy regulations by the applicable compliance date, Apria has developed plans to meet that security standard.

     At this time, Apria anticipates that it will be able to materially comply with all of the foregoing HIPAA regulations by their respective mandatory compliance dates, and believes that the cost of its compliance efforts will not have a material adverse effect on its business, financial condition or results of operations.

     ANTI-KICKBACK STATUTE. As a provider of services under the Medicare and Medicaid programs, Apria is subject to the Medicare and Medicaid fraud and abuse laws, commonly known as the "anti-kickback statute." At the federal level, the anti-kickback statute prohibits any bribe, kickback or rebate in return for the referral of patients, products or services covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government, including Medicare, Medicaid, and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services), among others. Violations of the anti-kickback statute may result in civil and criminal penalties and exclusion from participation in the federal healthcare programs. In addition, a number of states in which Apria operates have laws that prohibit certain direct or indirect payments (similar to the anti-kickback statute) or fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state-funded healthcare programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

     PHYSICIAN SELF-REFERRALS. Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as "Stark II," prohibit Apria, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for "designated health services" if Apria has a financial relationship with the physician making the referral for such services or with a member of such physician's immediate family. The term "designated health services" includes several services commonly performed or supplied by Apria, including durable medical equipment and home health services. In addition, "financial relationship" is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. In January 2001, CMS issued the first of two phases of final regulations to clarify the meaning and application of Stark II. Officials of CMS have stated that they expect Phase II to be issued by July 2003, however, Phase I addresses the primary substantive aspects of the prohibition and several key exceptions. Significantly, the final regulations define previously undefined key terms, clarify prior definitions, and create several new exceptions for certain "indirect compensation arrangements," "fair market value" transactions, arrangements involving non-monetary compensation up to $300, and risk-sharing arrangements, among others. The regulations also create a new "knowledge" exception that permits providers to bill for items provided in connection with an otherwise prohibited referral, if the provider does not know, and does not act in reckless disregard or deliberate ignorance of, the identity of the referring physician. The effective date for the bulk of Phase I of the final regulations was January 4, 2002. In addition, a number of the states in which Apria operates have similar prohibitions on physician self-referrals. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians.

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

     In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff's counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts). In return for bringing the suit on the government's behalf, the statute provides that the private plaintiff is entitled to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful. Recently, the number of qui tam suits brought against healthcare providers has increased dramatically. In addition, at least five states - California, Illinois, Florida, Tennessee and Texas - have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained by a healthcare provider from the state (e.g., Medicaid funds provided by the state). See "Business - Risk Factors - Federal Investigation" and "Legal Proceedings."

     OTHER FRAUD AND ABUSE LAWS. HIPAA created, in part, two new federal crimes:
"Health Care Fraud" and "False Statements Relating to Health Care Matters." The Health Care Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

     In recent years, the federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the healthcare fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area.

     HEALTHCARE REFORM LEGISLATION. Economic, political and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Various healthcare reform proposals are formulated and proposed by the legislative and administrative branches of the federal government on a regular basis. In addition, some of the states in which Apria operates periodically consider various healthcare reform proposals. Apria anticipates that federal and state governmental bodies will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, Apria cannot predict which, if any, of such reform proposals will be adopted, or when they may be adopted, or that any such reforms will not have a material adverse effect on Apria's business and results of operations.

     Healthcare is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. Recommendations for changes may result from an ongoing study of patient access by the General Accounting Office and from the potential findings of the National Bipartisan Commission on the Future of Medicare. See "Business - Risk Factors - Government Regulation; Healthcare Reform."

EMPLOYEES

     As of February 28, 2003, Apria had 10,553 employees, of which 9,534 were full-time and 1,019 were part-time. The company's employees are not currently represented by a labor union or other labor organization, except for approximately 18 employees in New York and 31 employees in California.

     In February 2003, Apria's full-time equivalents in the functional areas of sales, operations and administration totaled 512, 8,248 and 1,123, respectively. Full-time equivalents are computed by dividing the actual number of hours worked in a given period by the typical number of hours for that period based on a 40-hour week.


WEBSITE ACCESS TO REPORTS

     Apria's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto are made available, free of charge, on the company's website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Apria's website can be found at www.apria.com.


EXECUTIVE OFFICERS

     Set forth below are the names, ages, titles with Apria and past and present positions of the persons serving as Apria's executive officers as of March 14, 2003:

         NAME AND AGE                                        OFFICE AND EXPERIENCE
-----------------------------------------------------------------------------------------------------------
Lawrence M. Higby, 57............   President,   Chief  Executive  Officer  and  Director.  Mr.  Higby  was
                                    appointed  Chief  Executive  Officer and Director in February  2002. He
                                    joined  Apria  in  November  1997  as  President  and  Chief  Operating
                                    Officer.

Lawrence A. Mastrovich, 41 ......   Chief  Operating   Officer.   Mr.  Mastrovich  joined  Apria  as  Chief
                                    Operating  Officer in April 2002.  From August 2001 to April 2002,  Mr.
                                    Mastrovich  served as President and Chief Operating  Officer of TechRx, a pharmacy  technology  company.  From April 2001 to August  2001,  Mr.
                                    Mastrovich  served as Apria's  Executive Vice  President,  Sales.  From
                                    October 1998 to April 2001,  Mr.  Mastrovich  served as Executive  Vice
                                    President,  Revenue  Management.  He served as Division Vice President,
                                    Operations  for the  Northeast  Division  from December 1997 to October
                                    1998.

James E. Baker, 51 ..............   Chief  Financial  Officer.  Mr. Baker was  promoted to Chief  Financial
                                    Officer in October  2001.  He served as Vice  President,  Controller of
                                    Homedco and, subsequently, Apria, since August 1991.

Anthony S. Domenico, 45..........   Executive  Vice  President,   Sales.   Mr.  Domenico  joined  Apria  as
                                    Executive  Vice  President,  Sales in August  2001.  From 1998 to 2001,
                                    Mr.  Domenico  served  as  Chief  Operating  Officer  and  Senior  Vice
                                    President  of Sales and  Operations  of Perigon  Medical  Distribution,
                                    Inc.

RISK FACTORS

     This report contains forward-looking statements, which are subject to numerous factors (many of which are beyond the company's control) which could cause actual results to differ materially from those in the forward-looking statements. Readers of this report can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue" and variations of these words or comparable words. Such forward-looking statements include, but are not limited to, statements as to anticipated future results, developments and occurrences set forth or implied herein.

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

     The collection of accounts receivable is one of Apria's most significant challenges and requires constant focus and involvement by management, and ongoing enhancements to information systems and billing center operating procedures. Further, some of Apria's payors may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. Apria can provide no assurance that it will be able to maintain its current levels of collectibility and days sales outstanding in future periods. If Apria is unable to properly bill and collect its accounts receivable, its results and financial condition will be adversely affected. See "Business - Organization and Operations - Receivables Management" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OPERATING SYSTEMS AND CONTROLS -- APRIA'S IMPLEMENTATION OF SIGNIFICANT SYSTEM MODIFICATIONS COULD HAVE A DISRUPTIVE EFFECT ON RELATED TRANSACTION PROCESSING.

     Apria has developed the functionality that enables the infusion therapy business to operate on the same computer information system or "platform" as the respiratory therapy/home medical equipment business. Previously, the infusion therapy application operated on a separate platform which had limited support. The new system functionality has been introduced in four regions; the company-wide rollout is expected to continue into late 2003. Additionally, Apria completed the implementation of supply chain management software during 2002. Apria is working on the second phase of this project, which is the implementation of production and distribution planning software. Implementation is expected to begin mid-year 2003. Finally, Apria is effecting certain changes to its systems in order to comply with the standard electronic transaction and code sets provisions of HIPAA by the October 2003 due date. The implementation of these system changes could have a disruptive effect on related transaction processing. See "Business - Organization and Operations - Operating Systems and Controls" and "Business - Government Regulations - HIPAA."

FEDERAL INVESTIGATION -- THE OUTCOME OF THE FEDERAL GOVERNMENT'S INVESTIGATION OF APRIA'S MEDICARE AND OTHER BILLING PRACTICES COULD RESULT IN THE IMPOSITION OF MATERIAL LIABILITIES OR PENALTIES AND COULD RESULT IN APRIA'S EXCLUSION FROM PARTICIPATION IN FEDERAL HEALTHCARE PROGRAMS.

     The U.S. Attorney's office in Los Angeles and HHS are conducting an investigation of Apria's billing documentation. The U.S. Attorney's office has informed Apria that this investigation is the result of qui tam litigation, one or more private lawsuits filed by individuals on behalf of the government, but has not yet informed Apria whether it will intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time. If a judge, jury or administrative agency were to determine that false claims were submitted to federal healthcare programs or that there were significant overpayments by the government, Apria could face civil and administrative claims for refunds, sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including the exclusion of Apria from participation in federal healthcare programs. Although Apria believes that the assertions in those actions are unwarranted, and is prepared to vigorously defend against any attempt to impose material liabilities or penalties, Apria can provide no assurance as to the outcome of these proceedings. See "Legal Proceedings."

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

     Government officials and the public will continue to debate healthcare reform. Changes in healthcare law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on Apria's business and results of operations. See "Business - Government Regulation."

MEDICARE REIMBURSEMENT RATES -- CONTINUED REDUCTIONS IN MEDICARE REIMBURSEMENT RATES COULD RESULT IN REDUCED REVENUES, EARNINGS AND CASH FLOWS.

     The Balanced Budget Act of 1997 contained several provisions that have affected Apria's Medicare reimbursement levels. Subsequent legislation - the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 - mitigated some of the effects of the original legislation. However, there are some pending issues that may further impact Medicare reimbursement to Apria in the future, such as potential reimbursement reductions under an inherent reasonableness authority and competitive bidding for Medicare Part B-covered services and products. Also currently at issue is the potential adoption of an alternative pricing methodology for certain drugs and biologicals. Apria can provide no assurance to prospective investors that further reimbursement reductions will not be made. Since Medicare accounted for approximately 27% of Apria's net revenues for the fiscal year 2002, any further reduction in reimbursement rates could result in lower revenues, earnings and cash flows. See "Business - Government Regulation - Medicare and Medicaid Reimbursement."

     In addition, the terrorist attacks of September 11, 2001 and the military and security activities which followed, including in particular the conflict in Iraq, have and could continue to have significant impacts on the United States economy and government spending priorities. The effects of any further such developments, including but not limited to a prolonged war with Iraq, pose significant risks and uncertainties to Apria's business. Among other things, deficit spending by the government as the result of adverse developments in the economy and costs of the government's response to the terrorist attacks and efforts in Iraq, North Korea and elsewhere could lead to increased pressure to reduce government expenditures for other purposes, including government-funded programs such as Medicare and Medicaid. See "Business - Government Regulation - Medicare and Medicaid Reimbursement."

PRICING PRESSURES -- CONTINUED PRESSURE TO REDUCE HEALTHCARE COSTS COULD REDUCE APRIA'S MARGINS AND LIMIT APRIA'S ABILITY TO MAINTAIN OR INCREASE ITS MARKET SHARE.

     The current market continues to exert pressure on healthcare companies to reduce healthcare costs, resulting in reduced margins for home healthcare providers such as Apria. Large buyer and supplier groups exert additional pricing pressure on home healthcare providers. These include managed care organizations, which control an increasing portion of the healthcare economy. Apria has a number of contractual arrangements with managed care organizations, although no individual arrangement accounted for more than 10% of Apria's net revenues in 2002. Certain competitors of Apria may have or may obtain significantly greater financial and marketing resources than Apria. In addition, relatively few barriers to entry exist in local home healthcare markets. As a result, Apria could encounter increased competition in the future that may increase pricing pressure and limit its ability to maintain or increase its market share. See "Business - Sales" and "Business - Competition."

ACQUISITION STRATEGY -- APRIA MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES, WHICH COULD RESULT IN A SLOWDOWN IN CASH COLLECTIONS AND ULTIMATELY LEAD TO INCREASES IN APRIA'S ACCOUNTS RECEIVABLE WRITE-OFFS.

     In connection with past acquisitions, Apria has found that the labor-intensive patient qualification process and conversion of patient files onto Apria's billing systems can shift focus away from Apria's routine processes. These activities and the time required to obtain provider numbers from government payors often delay billing of the newly acquired business, which may delay cash collections. Moreover, excessive delays may make certain items uncollectible. The successful integration of an acquired business is also dependent on the size of the acquired business, condition of the patient files, complexity of system conversions and local management's execution of the integration plan. If Apria is not successful in integrating acquired businesses, its results will be adversely affected. See "Business - Strategy."


ITEM 2.  PROPERTIES

     Apria's headquarters are located in Lake Forest, California and consist of approximately 100,000 square feet of office space. The lease expires in 2011.

     Apria has approximately 410 branch facilities that are organized into 16 regions. The region facilities usually house a branch and various regional support functions such as warehousing, repair, billing and pharmacy. These facilities are typically located in light industrial areas and generally range from 20,000 to 85,000 square feet. The typical branch facility, other than those that share a building with a region, is a combination warehouse and office, with approximately 50% of the square footage consisting of warehouse space. These branch facilities, also located in light industrial areas, can range from 1,000 square feet for a satellite location up to 50,000 square feet. Apria leases substantially all of its facilities with lease terms of ten years or less.


ITEM 3.  LEGAL PROCEEDINGS

     As previously reported, since mid-1998 Apria has been the subject of an investigation conducted by the U.S. Attorney's office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerns the documentation supporting Apria's billing for services provided to patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government and has responded to various document requests and subpoenas.

     Apria has been informed that the investigation is the result of civil qui tam litigation filed on behalf of the government against Apria. The complaints in the litigation are under seal, however, and the government has not informed Apria of either the identities of the plaintiffs, the court or courts where the proceedings are pending, the date or dates instituted or the factual bases alleged to underlie the proceedings. To date, the U.S. Attorney's office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

     Government representatives and counsel for the plaintiffs in the qui tam actions asserted in July 2001 that, by a process of extrapolation from a sample of 300 patient files to all of Apria's billings to the federal government during the three-and-one-half year sample period, Apria could be liable to the government under the False Claims Act for more than $9 billion, consisting of extrapolated overpayment liability, treble damages and penalties of up to $10,000 for each allegedly false claim derived from the extrapolation.

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

     Apria has been exchanging information and having discussions with government representatives in an attempt to explore whether it will be possible to resolve this matter on a basis that would be considered fair and reasonable by all parties. Apria cannot provide any assurances as to the outcome of these discussions, however, or as to the outcome of the qui tam litigation in the absence of a settlement. Management cannot estimate the possible loss or range of loss that may result from these proceedings and therefore has not recorded any related accruals.

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



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Apria's common stock is traded on the New York Stock Exchange under the symbol AHG. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share of Apria common stock:

                                                 HIGH            LOW
                                              ----------      ----------
Year ended December 31, 2002
----------------------------
  First quarter                                 $24.95          $20.79
  Second quarter                                 28.50           20.25
  Third quarter                                  25.30           18.90
  Fourth quarter                                 25.68           20.75


Year ended December 31, 2001
----------------------------
  First quarter                                 $30.00          $20.40
  Second quarter                                 29.49           23.80
  Third quarter                                  29.85           21.00
  Fourth quarter                                 25.75           19.50

     As of March 14, 2003, there were 623 holders of record of Apria common stock. Apria has not paid any dividends since its inception and does not intend to pay any dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents Apria's selected financial data for the five years ended December 31, 2002. The data set forth below have been derived from Apria's audited Consolidated Financial Statements and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                2002(1)        2001        2000        1999(2)      1998(3,4)
-------------------------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:
Net revenues....................................   $1,252,196   $1,131,915   $1,014,201   $  940,024    $  933,793
Income (loss) before extraordinary charge.......      115,595       73,445       57,006      204,135      (207,938)
Net income (loss)...............................      115,595       71,917       57,006      204,135      (207,938)

Basic income (loss) per common share:
    Income (loss) before extraordinary charge...       $ 2.12       $ 1.36       $ 1.09       $ 3.93        $(4.02)
    Extraordinary charge on debt refinancing,
      net of taxes..............................            -         0.03            -            -             -
                                                       ------       ------       ------       ------        ------
            Net income (loss)...................       $ 2.12       $ 1.33       $ 1.09       $ 3.93        $(4.02)
                                                       ======       ======       ======       ======        ======

Diluted income (loss) per common share:
    Income (loss) before extraordinary charge...       $ 2.08       $ 1.32       $ 1.06       $ 3.81        $(4.02)
    Extraordinary charge on debt refinancing,
      net of taxes..............................            -         0.03            -            -             -
                                                       ------       ------       ------       ------        ------
            Net income (loss)...................       $ 2.08       $ 1.29       $ 1.06       $ 3.81        $(4.02)
                                                       ======       ======       ======       ======        ======

BALANCE SHEET DATA:
Total assets....................................   $  795,656   $  695,782    $  620,332  $  637,361    $  504,208
Long-term obligations, including
   current maturities...........................      269,368      293,689       343,478     423,094       496,196
Stockholders' equity (deficit)..................      351,309      242,798       146,242      75,469      (131,657)

(1) Net income for 2002 reflects the positive impact of prior year income tax examinations that were settled in the fourth quarter of 2002. The components of this impact include: income tax benefit of $11.1 million, interest income of $4 million and related professional fee expense of $1.7 million. Effective January 1, 2002, Apria adopted Statement of Financial
     Accounting Standards No. 142 and accordingly ceased to amortize goodwill.

(2) Net income for 1999 reflects an income tax benefit of $131 million that was attributable to the release of the company's deferred tax asset valuation allowance in the fourth quarter of 1999.

(3) Apria recorded a charge of $22.7 million in 1998 to increase the allowance for doubtful accounts for changes in collection policies and in conjunction with Apria's exit from certain portions of its existing business.

(4) Included in 1998 are impairment charges of $76.2 million to write-down the carrying values of intangible assets and $22.2 million to write-off information systems hardware, internally-developed software and assets associated with Apria's exit from certain portions of its existing business.

Apria did not pay any cash dividends on its common stock during any of the periods set forth in the table above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home throughout the United States through approximately 410 branch locations.

     STRATEGY. Apria is pursuing an operating strategy to increase market share and improve profitability. Key elements of the strategy are as follows:

     - Focus on growth in its core businesses of home respiratory therapy, home infusion therapy and home medical equipment. By offering a broad range of services Apria achieves a competitive advantage with its managed care, hospital and certain physician customers, enabling it to maintain a diversified revenue base. In particular, Apria continues its emphasis on growth in the home respiratory therapy line, which historically has produced higher gross margins than its home infusion therapy and home medical equipment service lines.

     - Supplement internal growth with strategic acquisitions. Apria operates in a highly fragmented market, which provides an attractive opportunity to drive growth through acquisition of complementary businesses.

     - Develop and apply "best practices" and productivity improvement programs throughout the company with the aim of achieving greater standardization and enhanced productivity. Success with such programs results in reduced costs and increased margins and cash flows. Apria has developed and implemented standardized clinical and delivery models, billing and collection practices and common operating procedures in its field locations and has centralized purchasing for inventory, patient service equipment and supplies. Apria continues to focus resources on identifying opportunities for further productivity improvements.

     CRITICAL ACCOUNTING POLICIES. Apria's management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company's consolidated financial statements. These policies require management's most complex and subjective judgments. Additionally, the accounting policies related to goodwill and long-lived assets require significant judgment.

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

     Management performs various analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Management applies specified percentages to the accounts receivable aging to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age; accounts aged in excess of 360 days are reserved at 100%. Management establishes and monitors these percentages through analyses of historical realization data, accounts receivable aging trends, other operating trends, the extent of contracted business and business combinations. Also considered are relevant business conditions such as governmental and managed care payor claims processing procedures and system changes. If indicated by such analyses, management may periodically adjust the uncollectible estimate and corresponding percentages. Further, focused reviews of certain large and/or problematic payors are performed to determine if additional reserves are required.

     Because of the reimbursement environment in which Apria operates and the level of subjectivity that is required in recording revenues and accounts receivable, it is possible that management's estimates could change in the near term, which could have an impact on the consolidated financial statements.

     Goodwill and Long-lived Assets. Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is tested annually for impairment or more frequently if circumstances indicate potential impairment. Also, management reviews for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on its tests and reviews, management does not believe any impairment of its goodwill, intangible assets or other long-lived assets existed at December 31, 2002. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized, to the extent the carrying value of the asset exceeded its estimated fair market value. Such an impairment charge could have an adverse impact on Apria's consolidated financial statements.

     SEGMENT REPORTING. Apria's branch locations are organized into geographic regions. Each region consists of a number of branches and a regional office which provides key support services such as billing, purchasing, equipment maintenance, repair and warehousing. Management evaluates operating results on a geographic basis and, therefore, views each region as an operating segment. All regions provide the same products and services, including respiratory therapy, infusion therapy and home medical equipment and supplies. For financial reporting purposes, all the company's operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."

     CHANGE IN ACCOUNTING PRINCIPLES. Effective January 1, 2002, Apria adopted SFAS No. 142 which addresses the financial accounting and reporting for goodwill and other intangible assets. The statement provides that goodwill or other intangible assets with indefinite lives will no longer be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. See "Amortization of Goodwill and Intangible Assets."

     Effective January 1, 2002, Apria adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and amended other guidance related to the accounting and reporting of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations are to be measured similarly to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadened the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and established criteria to determine when a long-lived asset is held for sale. Adoption of this statement did not have a material effect on Apria's consolidated financial statements.

     RECENT ACCOUNTING PRONOUNCEMENTS. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. Apria adopted the provisions of SFAS No. 145 for its fiscal year beginning January 1, 2003. Adoption of this statement will not have a material effect on the company's consolidated financial statements.

     In July 2002, SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," was issued. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Apria will adopt the provisions of SFAS No. 146 for exit and disposal activities that are initiated after December 31, 2002, as required.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," was issued. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition and guidance for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has complied with the expanded financial statement disclosure requirements in its consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosure requirements for the interim and annual financial statements of the guarantor. It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. Apria was required to adopt the recognition provisions of FIN No. 45 beginning January 1, 2003, while the disclosure provisions became effective at December 31, 2002. Adoption of this interpretation will not have a material effect on the company's consolidated financial statements.

     In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, was issued. FIN No. 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entity's activities or the company receives a majority of the entity's residual returns. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Apria will begin to adopt the consolidation provisions of FIN No. 46 beginning January 1, 2003, while certain disclosure requirements will become effective for all financial statements issued after January 31, 2003, regardless of when the variable interest entities were established. The company currently has no variable interest entities, therefore the adoption of this interpretation is not expected to have a material effect on the company's consolidated financial statements.


RESULTS OF OPERATIONS

     NET REVENUES. Approximately 34% of Apria's 2002 revenues are reimbursed under arrangements with Medicare and Medicaid. In 2002, no other third-party payor represented 10% or more of the company's revenues. The majority of the company's revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented less than 10% of total net revenues for 2002. Because of continuing changes in the healthcare industry and third-party reimbursement, there can be no assurance that Apria's current revenue levels can be maintained, which could have an impact on operations and cash flows.

     Net revenues increased to $1,252 million in 2002 from $1,132 million in 2001 and $1,014 million in 2000. Growth rates were 10.6% and 11.6% in 2002 and 2001, respectively. The increases in both years are due to volume increases, new contracts with regional and national payors, the acquisition of complementary businesses and price increases in certain managed care agreements.

     Apria's acquisition strategy provides for the rapid integration of acquired businesses into existing operating locations. This limits management's ability to separately track the amount of revenue generated by an acquired business. Estimating the revenue contribution from acquisitions therefore requires certain assumptions. Based on its analyses, Apria management estimates that approximately one-third of the revenue growth in 2002 was derived from acquisitions.

     The following table sets forth a summary of net revenues by service line:

                                                    YEAR ENDED DECEMBER 31,
                                              ----------------------------------
     (IN THOUSANDS)                              2002        2001        2000
     ---------------------------------------------------------------------------

     Home respiratory therapy.............    $  830,972  $  742,805  $  656,089
     Home infusion therapy................       229,190     216,436     194,508
     Home medical equipment/other.........       192,034     172,674     163,604
                                              ----------  ----------  ----------
           Total net revenues.............    $1,252,196  $1,131,915  $1,014,201
                                              ==========  ==========  ==========

     Home Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. The respiratory therapy service line increased in 2002 by 11.9% when compared to 2001 and increased by 13.2% in 2001 when compared to 2000. Apria's strategy to target acquisitions of respiratory therapy businesses contributed to the growth in both years.

     Home Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Examples include: parenteral nutrition, anti-infectives, pain management, chemotherapy and other medications and related services. The infusion line also includes enteral nutrition which is the administration of nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased 5.9% in 2002 versus 2001 and 11.3% in 2001 versus 2000. The growth in both years is largely due to volume increases. Much of the increase in 2001 was concentrated in the enteral nutrition line reflecting renewed focus from a program that centralized the related intake, clinical oversight and distribution functions at the region level.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of patient safety items, ambulatory and in-home equipment. Home medical equipment/other revenues increased by 11.2% in 2002 from its level in 2001 and 5.5% in 2001 from 2000. Although the company's strategy is to target acquisitions of respiratory therapy businesses, the growth in the home medical equipment/other line also includes the effects of acquisitions completed in late 2001 and in 2002.

     Medicare and Medicaid Reimbursement. The Balanced Budget Act of 1997 contained several provisions that have affected Apria's Medicare reimbursement levels. Subsequent legislation - the Medicare Balanced Budget Refinement Act of 1999 and the Medicare Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 - mitigated some of the effects of the original legislation. However, there are some pending issues that may further impact Medicare reimbursement to Apria in the future.

     The Balanced Budget Act of 1997 granted streamlined authority to the Secretary of the U.S. Department of Health and Human Services ("HHS") to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness authority. In December 2002, the Centers for Medicare and Medicaid Services ("CMS") issued an interim final rule that establishes a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule or a prospective payment system.

     Further, the Balanced Budget Act of 1997 mandated that CMS conduct up to five competitive bidding market demonstrations for Medicare Part B-covered items and services. CMS conducted demonstration projects in Polk County, Florida and San Antonio, Texas. These demonstration projects have been completed. The demonstrations could provide CMS and Congress with a model for implementing competitive pricing in all Medicare programs. Initial reports from government agencies allege cost savings that vary by product line, but the reports do not include costs incurred by the government to administer the program. If such a competitive bidding system were implemented, it could result in lower reimbursement rates, exclude certain items and services from coverage or impose limits on increases in reimbursement rates. Although not included in the President's budget, the administration may seek authority to implement nationwide competitive bidding for all Medicare Part B products and services other than physicians' services. There are members of Congress who support legislation to create a national competitive bidding system for durable medical equipment. The homecare industry is currently working with members of Congress and the administration to ensure that the negative impact of competitive bidding on patient choice, small businesses, the economy and other aspects are fully understood. The industry is also working with the same groups to ensure that the total costs for the government to establish an infrastructure to administer such a complicated program as has been proposed are studied and quantified in detail. It is not clear under what timeframe the government will conduct such analyses, or whether such initiatives will move ahead.

     During 2000, the Secretary of HHS wrote to the durable medical equipment regional carriers and recommended, but did not mandate, that Medicare and Medicaid claims processors base their payments for covered outpatient drugs and biologicals on pricing schedules other than the normally calculated Average Wholesale Prices, which historically has been the industry's basis for drug reimbursement. The suggested alternative pricing methodology was offered in an effort to reduce reimbursement levels for certain drugs to more closely approximate a provider's acquisition cost, but it would not have covered the costs that homecare pharmacies incur to prepare, deliver or administer the drugs to patients. Clinical services, billing, collection and other overhead costs also would not have been considered. Under current government reimbursement schedules, these costs are not clearly defined but are implicitly covered within the reimbursement for the drug. The healthcare industry has taken issue with HHS's approach for several reasons, primarily because it fails to consider the accompanying costs of delivering and administering these types of drug therapies to patients in their homes. Further, if providers choose to discontinue providing these drugs due to inadequate reimbursement, patient access to homecare may be jeopardized. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provided for a moratorium on decreasing the payment rates in effect as of January 1, 2001, for drugs and biologicals under the current Medicare payment methodology. This legislation also required the General Accounting Office ("GAO") to conduct a thorough study, by September 2001, of the adequacy of current payments. The GAO was also directed to recommend revised payment methodologies and report to Congress and the Secretary of HHS. The study was completed but the authors acknowledged that 1) the limited scope and deadline associated with the study did not allow for a thorough analysis of the homecare pharmacy aspects of covered services, 2) legitimate service components and related costs do exist, and 3) different methods of determining drug delivery and administration payments may be necessary for different types of drugs. Currently, the timing and impact of such pricing methodology revisions are not known. There is interest in Congress in legislation that would replace Average Wholesale Price as the basis for Medicare drug reimbursement, but to date there has been no agreement within Congress as to what the alternative should be.

     Some states have already adopted, or are contemplating adopting, some form of the proposed alternate pricing methodology for certain drugs and biologicals under the Medicaid program. In at least 20 states, these changes have reduced the level of reimbursement received by Apria to an unacceptable level without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria has elected to stop accepting new Medicaid patient referrals for the affected drugs. The company is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies. As a percentage of total business, Medicaid represents a very small percentage of Apria's home infusion and home-delivered respiratory medication revenues.

     GROSS PROFIT. Gross margins were 72.8% in 2002 and 2001 and 72.5% in 2000. Gross margins have remained consistent due to negligible reimbursement price increases and consistent pricing for the products Apria purchases to serve its patients. Also, the proportion of business among Apria's three major service lines has remained fairly steady.

     PROVISION FOR DOUBTFUL ACCOUNTS. As described in the "Critical Accounting Policies" section above, accounts receivable estimated to be uncollectible are provided for through the application of specified percentages to each receivables aging category. For 2002, 2001 and 2000, the provision for doubtful accounts as a percentage of net revenues was 3.6%, 3.3% and 3.2%, respectively. The increase in the percentage in 2002 is largely attributable to the year's acquisition activity. The time-consuming processes of converting the acquired patient files onto Apria's systems and obtaining provider numbers from government payors delay billing of the newly-acquired business. During this time, a provision for doubtful accounts is recorded on the earned but unbilled receivables as they pass through the aging categories. When the billings are finally submitted and, subsequently, cash is received, the provision requirement decreases. Because the majority of the acquired business in 2002 was effected in the last half of the year, there was not sufficient time for completion of this cycle on a number of the acquisitions. See "Critical Accounting Policies" and "Accounts Receivable."

     SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Some are also very sensitive to market-driven price fluctuations such as facility lease and fuel costs. The administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not vary as closely with revenue growth as do the operating costs. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 54.7% in 2002, 55.8% in 2001 and 54.7% for 2000. The decrease in 2002 reflects the benefit of various standardization and productivity initiatives that have been implemented. Delivery expenses as a percentage of net revenues decreased by nearly 1%. Also, bonus expense was high in 2001 as the bonus plans were extended to all employees and the payment provisions of these plans were enriched, thereby resulting in the expense increase. The 2002 plans did not include such provisions. Offsetting the decreases in 2002 were $3.8 million in costs related to the departure of the former chief executive officer and $1.7 million in professional fees associated with the settlement of prior year tax examinations. See "Income Tax Expense."

     AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of intangible assets was $2.7 million in 2002. Amortization of goodwill and intangible assets was $12.3 million and $10.2 million in 2001 and 2000, respectively. Upon adoption of SFAS No. 142 on January 1, 2002, goodwill amortization ceased. Amortization of goodwill was $9.8 million and $7.8 million in 2001 and 2000, respectively. The effect of adding these amounts back as though the nonamortization provisions of SFAS No. 142 were adopted at the beginning of 2000 would have resulted in net income and diluted income per share increases of $6.1 million and $0.11 in 2001 and $4.5 million and $0.08 in 2000. The increase in amortization in 2001 when compared to 2000 was due to the acquisitions that were consummated during 2001 and the latter part of 2000. See "Business Combinations."

     INTEREST EXPENSE AND INCOME. Interest expense was $15.0 million in 2002, $27.6 million in 2001 and $42.3 million in 2000. Interest income was $4.2 million, $1.9 million and $2.2 million in 2002, 2001 and 2000, respectively. Analyzed on a net basis, the decrease in 2002 when compared to 2001 can be attributed to a number of factors. The dramatic decreases in market-driven interest rates that took place over the course of 2001 are fully reflected in 2002. Interest expense in 2002 reflects a full year's benefit of the July 2001 refinancing that replaced the $200 million 9 1/2% senior subordinated notes with debt at significantly more favorable interest rates and lowered the applicable interest margin on the bank loans. The refinancing also resulted in the write-off of debt issuance costs related to the notes and old bank debt that, in turn, lowered the related amortization expense. In June 2002, Apria executed an amendment to the credit agreement that, among other items, lowered the applicable interest margin on the $175 million term loan. Also impacting net interest expense is a $24.3 million reduction in long-term debt during 2002. Finally, the settlement of prior year tax examinations during 2002 resulted in a $4 million interest refund.

     The decrease in net interest expense in 2001 when compared to 2000 also reflects the market-driven interest rate decreases and the lower interest rates and amortization resulting from the July 2001 refinancing. Also, long-term debt decreased by $49.8 million during 2001. See "Long-term Debt."

     INCOME TAX EXPENSE. Income taxes for 2002 are $52.4 million and were provided at the effective tax rate expected to be applicable for the year as reduced by a benefit of $11.1 million that resulted from prior year tax examinations that were settled in the fourth quarter. Income taxes for 2001 and 2000 were $44.1 million and $41.1 million, respectively, and were provided at the effective tax rate expected to be applicable for the respective year.

     At December 31, 2002, Apria had federal net operating loss carryforwards of approximately $15.3 million expiring in varying amounts in the years 2003 through 2018, and various state operating loss carryforwards that began to expire in 1997. Additionally, the company has an alternative minimum tax credit carryforward of approximately $9.6 million.

     As a result of settling the prior year tax examinations, Apria utilized approximately $34.2 million of its previously limited $57 million net operating loss carryforward during 2002 which reduced its effective tax rate to 31% for the year ended December 31, 2002. Such net operating loss carryforward was generated prior to 1992 and utilization had been limited to $5 million per year in accordance with Internal Revenue Code Section 382. Prior to 2002, the $57 million net operating loss carryforward was not recognized for financial statement reporting purposes as management believed it unlikely that they would be used before expiration. The remaining net operating loss carryforward of approximately $22.8 million is excluded from the related deferred tax assets and will expire unused.


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

     CASH FLOW. Cash provided by operating activities in 2002 was $262 million compared to $241.4 million in 2001 and $188 million in 2000. The cash flow increase in 2002 was primarily attributable to the increase in net income before items not requiring cash. Also contributing to the increase was an income tax refund, including interest, related to the settlement of prior year tax examinations. The cash flow increase was offset by an increase in accounts receivable and the timing of disbursements processed through accounts payable. Also offsetting the net income increase in 2002 was a decrease in accrued expenses. The cash flow increase in 2001 was primarily attributable to the increase in net income before items not requiring cash and increases in accounts payable and accrued expenses. Partially offsetting this was an increase in accounts receivable due to the revenue increases.

     Cash used in investing activities decreased in 2002 when compared to 2001 due to reduced levels of patient service equipment expenditures and a decrease in acquisition activity. Cash used in 2001 increased from 2000 due to an increase in acquisition activity and increases in patient service equipment purchases.

     Cash used in financing activities increased between 2002 and 2001 due to the repurchase of Apria's common stock in the amount of $35 million, which was partially offset by a decrease in payments against long-term debt due to the voluntary prepayments effected in 2001. Cash used in 2001 decreased from 2000 primarily due to large voluntary prepayments made against long-term debt in the latter part of 2000 and an increase in proceeds from the exercise of stock options in 2001. See "Long-term Debt."

     CONTRACTUAL CASH OBLIGATIONS. The following table summarizes Apria's long-term cash payment obligations to which the company is contractually bound:

                                                           FOR THE YEAR ENDING DECEMBER 31,
                                                    -------------------------------------------
     (IN MILLIONS)                                  2003   2004    2005    2006   2007    2008+   TOTAL
     --------------------------------------------------------------------------------------------------
     Term loans..............................      $ 19    $ 27    $ 29    $ 23   $ 42    $123    $263
     Capitalized lease obligations...........         3       2       1       -      -       -       6
     Operating leases........................        56      48      43      32     20      25     224
     Deferred acquisition payments...........         7       -       -       -      -       -       7
                                                   ----    ----    ----    ----   ----    ----    ----
          Total contractual cash obligations.      $ 85    $ 77    $ 73    $ 55   $ 62    $148    $500
                                                   ====    ====    ====    ====   ====    ====    ====

     ACCOUNTS RECEIVABLE. Accounts receivable before allowance for doubtful accounts increased by $23.3 million during 2002 which is directly attributable to the revenue increase. Accounts aged in excess of 180 days decreased from 19.8% at December 31, 2001 to 18% at December 31, 2002. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 51 at December 31, 2002 compared to 50 at December 31, 2001. See "Critical Accounting Policies."

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $29.2 million and $26.9 million at December 31, 2002 and 2001, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility. The increase in 2002 from the end of 2001 is largely due to acquisitions effected during 2002. The time-consuming processes of converting patient files onto Apria's systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business.

     INVENTORIES AND PATIENT SERVICE EQUIPMENT. Inventories consist primarily of pharmaceuticals and disposable products used in conjunction with patient service equipment. Patient service equipment consists of respiratory and home medical equipment that is provided to in-home patients for the course of their care plan and subsequently returned to Apria for reuse.

     The branch locations serve as the primary point from which inventories and patient service equipment are delivered to the patient. The branches are supplied with inventory and equipment from the regional warehouses, where the purchasing responsibility lies. The regions are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between the region and branch locations. Further, at any given time, approximately 80% of Apria's patient service equipment is located in patients' homes. Inherent in this asset flow is the fact that losses will occur. Management has successfully instituted a number of controls over the company's inventories and patient service equipment to minimize such losses. However, there can be no assurance that Apria will be able to maintain its current level of control over inventories and patient service equipment.

     Continued revenue growth is directly dependent on Apria's ability to fund its inventory and patient service equipment requirements.

     DEFERRED INCOME TAXES. The decrease in deferred tax assets (combined current and non-current) from December 31, 2001 to December 31, 2002 is primarily due to the utilization of the net operating loss carryforwards. At December 31, 2002, Apria had a net non-current deferred tax liability of $13 million that resulted primarily from changes in goodwill amortization expense in accordance with SFAS No. 142 and additional tax depreciation expense as a result of a 2002 federal statute change. See "Income Tax Expense."

     LONG-TERM DEBT. Apria has a $400 million senior secured credit agreement with a syndicate of lenders led by Bank of America, N.A. The credit agreement consists of a $100 million revolving credit facility, a $125 million term loan and a $175 million term loan. Effective June 7, 2002 the credit agreement was amended to extend the maturity date, reduce the applicable interest rate margins and modify the repayment schedule for the $175 million term loan.

     The final maturity date for the revolving credit facility is July 20, 2006. The remaining payment schedule on the $125 million term loan requires 14 consecutive quarterly payments ranging from $6 million to $7 million with the final payment of $7 million due on July 20, 2006. The remaining payment schedule on the $175 million term loan requires 18 consecutive quarterly payments of $437,500 followed by three consecutive quarterly payments of $41.1 million with the final payment of $41.1 million due on July 20, 2008. These remaining payment schedules reflect voluntary prepayments made in December 2002 of $6 million and $437,500 on the $125 million and $175 million term loans, respectively.

     The senior secured credit agreement permits Apria to select one of two variable interest rates. One option is the base rate, which is expressed as the higher of (a) the Federal Funds rate plus 0.50% or (b) the Prime Rate. The other option is the Eurodollar rate, which is based on the London Interbank Offered Rate ("LIBOR"). Interest on outstanding balances under the senior secured credit agreement are determined by adding a margin to the Eurodollar rate or base rate in effect at each interest calculation date. The applicable margins for the revolving credit facility and the $125 million term loan are based on Apria's leverage ratio, which is the ratio of its funded debt to its last four quarters of earnings before interest, taxes, depreciation and amortization. The applicable margin ranges from 1.50% to 2.25% for Eurodollar loans and from 0.50% to 1.25% for base rate loans. For the $175 million term loan, the margins are fixed at 2.00% for Eurodollar loans and at 1.00% for base rate loans. The effective interest rate at December 31, 2002 was 4.21% on total borrowings of $263.4 million. The senior credit agreement also requires payment of commitment fees ranging from 0.25% to 0.50% (also based on Apria's leverage ratio) on the unused portion of the revolving credit facility.

     Borrowings under the senior secured credit facilities are collateralized by substantially all of the assets of Apria. The credit agreement contains numerous restrictions, including but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments, and restrictions on cash dividends, loans and other distributions. The agreement also permits Apria to expend a maximum of $100 million per year on acquisitions. At December 31, 2002, the company was in compliance with all of the financial covenants required by the credit agreement.

     On December 31, 2002 outstanding borrowings on the two term loans were $263.4 million and there were no borrowings under the revolving credit facility. Outstanding letters of credit totaled $5.2 million and credit available under the revolving facility was $94.8 million.

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

     At December 31, 2002, Apria had six interest rate swap agreements in effect to fix its LIBOR-based variable rate debt. Two of the interest rate swap agreements with an aggregate notional amount of $100 million and a fixed rate of 2.58% terminate on March 31, 2003. In December 2002, Apria entered into four additional swap agreements with terms as follows: two two-year agreements with an aggregate notional amount of $50 million and a fixed rate of 2.43%; a three-year agreement with a notional amount of $25 million and a fixed rate of 3.04%; and a four-year agreement with a notional amount of $25 million and a fixed rate of 3.42%. All rates are stated before application of the interest margins described above.

     The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, "Accounting for Derivative and Hedging Activities." Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For 2002, Apria paid a net settlement amount of $780,000. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income. At December 31, 2002, the aggregate fair value of the swap agreements was a deficit of $2 million and, accordingly, is reflected in the accompanying balance sheet in other accrued liabilities. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the various swap agreements are nationally-recognized financial institutions with strong credit ratings.

     TREASURY STOCK. During 2002, Apria repurchased 1.6 million shares of its common stock for $35 million in open market transactions. In 2000, Apria repurchased 86,000 shares for $958,000. All repurchased common shares are being held in treasury. Apria's credit agreement limits common stock repurchases to $35 million in any fiscal year and $100 million in the aggregate over the term of the agreement.

     In March 2003, Apria announced that it would resume its stock repurchase program, depending on market conditions and other considerations. Purchases may be made through open market or privately negotiated transactions. Through March
24,  2003,  Apria  repurchased   50,700  shares  for  $1.1  million.

     BUSINESS COMBINATIONS. Pursuant to one of its primary growth strategies, Apria periodically acquires complementary businesses in specific geographic markets. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. In accordance with SFAS No. 142, goodwill is no longer being amortized. Covenants not to compete are being amortized over the life of the respective agreements.

     The aggregate consideration for acquisitions that closed during 2002 was $78.3 million. Allocation of this amount includes $55.4 million to goodwill and $4 million to intangible assets. During 2001, the aggregate consideration for acquisitions was $81.7 million. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $74 million, $80.3 million and $26.2 million in 2002, 2001 and 2000, respectively.

     The success of Apria's acquisition strategy is directly dependent on Apria's ability to maintain and/or generate sufficient liquidity to fund such purchases.

     FEDERAL INVESTIGATION. As previously reported, since mid-1998 Apria has been the subject of an investigation conducted by the U.S. Attorney's office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerns the documentation supporting Apria's billing for services provided to patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government and has responded to various document requests and subpoenas.

     Apria has been informed that the investigation is the result of civil qui tam litigation filed on behalf of the government against Apria. The complaints in the litigation are under seal, however, and the government has not informed Apria of either the identities of the plaintiffs, the court or courts where the proceedings are pending, the date or dates instituted or the factual bases alleged to underlie the proceedings. To date, the U.S. Attorney's office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

     Government representatives and counsel for the plaintiffs in the qui tam actions asserted in July 2001 that, by a process of extrapolation from a sample of 300 patient files to all of Apria's billings to the federal government during the three-and-one-half year sample period, Apria could be liable to the government under the False Claims Act for more than $9 billion, consisting of extrapolated overpayment liability, treble damages and penalties of up to $10,000 for each allegedly false claim derived from the extrapolation.

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

     Apria has been exchanging information and having discussions with government representatives in an attempt to explore whether it will be possible to resolve this matter on a basis that would be considered fair and reasonable by all parties. Apria cannot provide any assurances as to the outcome of these discussions, however, or as to the outcome of the qui tam litigation in the absence of a settlement. Management cannot estimate the possible loss or range of loss that may result from these proceedings and therefore has not recorded any related accruals.

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

OFF-BALANCE SHEET ARRANGEMENTS

     Apria is not a party to "off-balance sheet arrangements" as defined by the Securities and Exchange Commission. However, from time to time the company enters into certain types of contracts that contingently require the company to indemnify parties against third party claims. The contracts primarily relate to:
(i) certain asset purchase agreements, under which the company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which the company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the company's use of the applicable premises; and (iii) certain agreements with the company's officers, directors and employees, under which the company may be required to indemnify such persons for liabilities arising out of their employment relationship.

     The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on the company's balance sheets for any of the periods presented.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Apria is exposed to interest rate fluctuations on its underlying variable rate long-term debt. Apria is party to several interest rate swap agreements that it utilizes to moderate such exposure. Apria does not use derivative financial instruments for trading or other speculative purposes.

     At December 31, 2002, Apria's term loan borrowings totaled $263.4 million. The bank credit agreement governing the term loans provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At December 31, 2002, all of Apria's outstanding term debt was tied to LIBOR.

     In October 2001, Apria entered into two interest rate swap agreements with a total notional amount of $100 million to pay a fixed rate of 2.58% (before application of interest margin). These swap agreements expire March 31, 2003. In December 2002, Apria entered into four additional interest rate swap agreements with a total notional amount of $100 million to pay fixed rates ranging from 2.43% to 3.42% (before application of interest margin). The terms of the new swap agreements range from two to four years.

     Based on the term debt outstanding and the swap agreements in place at December 31, 2002, a 100 basis point change in the applicable interest rates would increase or decrease Apria's annual cash flow and pretax earnings by approximately $630,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Long-term Debt - Hedging Activities."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report and Consolidated Financial Statements listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" are filed as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     Information regarding Apria's executive officers is set forth under the caption "Executive Officers" in Item 1 hereof.

DIRECTORS

     Set forth in the table below are the names, ages and past and present positions of the persons serving as Apria's Directors as of March 14, 2003. The term of each Director expires in 2003.

                                                      BUSINESS EXPERIENCE DURING LAST                      DIRECTOR
  NAME AND AGE                                          FIVE YEARS AND DIRECTORSHIPS                        SINCE
  ------------                                          ----------------------------                        -----
  Ralph V. Whitworth, 47              Chairman of the Board of  Directors  of Apria  since 1998.  Mr.       1998
                                      Whitworth is  a principal and  Managing  Member  of  Relational
                                      Investors LLC, a  private  investment  company. He  is   also a
                                      principal in  Relational  Advisors  LLC,  a  financial advisory and  investment-banking firm  based  in  San Diego, California, which is  registered  as  a  broker-dealer  under Section 15(b)
                                      of the  Securities  Exchange  Act of 1934 and a  member  of the
                                      National Association of Securities Dealers, Inc.  Mr. Whitworth
                                      is also a Director  of Mattel, Inc.  and  Waste Management, Inc.

  Vicente Anido, Jr., 50              President,  Chief  Executive  Officer and  a Director  of  ISTA       2002
                                      Pharmaceuticals,  Inc.,  an ophthalmic  pharmaceutical  company
                                      located  in  Irvine,  California,   since  December  2001.   He
                                      previously  served  as  General  Partner  of  Windamere Venture
                                      Partners,  a  medical  communications  company,  from  2000  to
                                      2002.  From  1996 to 1999 he  served  as  President  and  Chief
                                      Executive Officer of CombiChem, Inc., a drug discovery company.

  I.T. Corley, 57                     Chairman  of  the  Board   of  Directors,  President and  Chief       2003
                                      Executive  Officer  of  Strategic  Materials,  Inc. since 1995.
                                      Strategic  Materials,  Inc. is  a  large, privately-owned glass recycler.

  David L. Goldsmith, 54              Managing  Director of RS Investment  Management,  an investment       1987*
                                      management  firm,  since  February  1999. He served as Managing
                                      Director  of  Robertson,  Stephens  Investment  Management,  an
                                      investment  management  firm,  in 1998 and  1999.

  Lawrence M. Higby, 57               President  and  Chief  Executive  Officer  and  a  Director  of       2002
                                      Apria.  From 1997  until  his  appointment  as Chief  Executive
                                      Officer,  Mr.  Higby  served  as  Apria's  President  and Chief
                                      Operating  Officer.  Mr.  Higby also  served as  Apria's  Chief
                                      Executive  Officer on an interim basis from January through May
                                      1998.

-----------------------------------
* Director of Homedco  Group  Inc., from 1987 until the June 1995 merger  with Abbey Healthcare
  Group Inc. which formed Apria. Director of Apria from the date of the merger until the present.

                                                       BUSINESS EXPERIENCE DURING LAST                     DIRECTOR
  NAME AND AGE                                          FIVE YEARS AND DIRECTORSHIPS                        SINCE
  ------------                                          ----------------------------                        -----
Richard H. Koppes, 56                 Of Counsel to Jones,  Day,  Reavis & Pogue,  a law firm,  and a       1998
                                      Co-Director  of  Education  Programs  at  Stanford   University
                                      School  of Law.  He is a member of the  Board of  Directors  of
                                      ICN   Pharmaceuticals,   Inc.  He  served  as  a  principal  of
                                      American   Partners   Capital  Group,  a  venture  capital  and
                                      consulting firm, from 1996 to 1998.

Philip R. Lochner, Jr., 60            Senior Vice  President - Chief  Administrative  Officer of Time       1998
                                      Warner Inc. (now AOL Time Warner Inc.) from 1991 to 1998. He is
                                      a  member  of  the  Advisory  Council   of  Republic  New  York
                                      Corporation  and is also a  Director  of Clarcor,  Inc.,  GTech
                                      Holdings Corp. and Solutia Inc.

Jeri L. Lose, 45                      Vice President,  Information  Technology and Chief  Information       2002
                                      Officer of St. Jude Medical,  Inc., a  manufacturer  of cardiac medical  devices  since  1999.  Previously,  she served as Vice
                                      President, Systems  Development  at U.S. Bancorp  in St.  Paul,
                                      Minnesota from 1993 to 1999.

Beverly Benedict Thomas, 60           Managing  Partner  of Thomas  Consulting  Group  (formerly  BBT       1998
                                      Strategies),  a consulting firm  specializing in public affairs and strategic planning.


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

     Based solely on its review of the copies of such reports and written representations from certain reporting persons that certain reports were not required to be filed by such persons, the company believes that all of its Directors, executive officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during the 2002 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

     The following table sets forth all compensation for the 2002, 2001, and 2000 fiscal years paid to or earned by Apria's Chief Executive Officer and the three other executive officers of the company who were serving in such capacity as of December 31, 2002, as well as George J. Suda, Michael J. Keenan and Philip
L. Carter.


                                               SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------

                                               ---------------------     -------------------------
                                               ANNUAL COMPENSATION       LONG-TERM COMPENSATION(1)
                                               ---------------------     -------------------------
                                                                           OPTIONS        LTIP         ALL OTHER
                                               SALARY(2)     BONUS         GRANTED      PAYOUTS(3)    COMPENSATION
NAME                                 YEAR         ($)         ($)            (#)           ($)             ($)
-----------------------------------  ----      ---------   ---------     ------------   ----------   --------------
Lawrence M. Higby.................   2002       593,716     600,000       100,000           --         2,831,619 (6)
  President and Chief Executive      2001       463,010     460,000       300,000(5)        --             3,313 (7)
  Officer (4)                        2000       443,553     285,224        40,000(5)      440,000          3,330 (7)

Lawrence A. Mastrovich............   2002       250,686     375,000       200,000           --           144,764(10)
  Chief Operating Officer (8)        2001       184,003       --           75,000(5)(9)     --         1,952,782(11)
                                     2000       196,675     123,165        30,000(5)      190,000        115,685(12)

James E. Baker....................   2002       228,340     225,000        15,000(5)        --             5,500 (7)
  Chief Financial Officer            2001       164,191     111,563        50,000           --           229,874(13)
                                     2000       150,243      29,847        10,000(5)        --           452,391(14)

Anthony S. Domenico...............   2002       225,646     225,000        20,000(5)        --            11,158(16)
  Executive Vice President,          2001        57,425       --           75,000           --              --
  Sales (15)                         2000         --          --             --             --              --

Michael J. Keenan.................   2002       227,893     209,700        20,000(5)        --           751,226(18)
  Executive Vice President,          2001       205,725     163,795        40,000(5)        --             3,313 (7)
  Business Operations (17)           2000       184,880       --           15,000(5)      178,880        442,892(19)

George J. Suda....................   2002       252,504     250,000        20,000(5)        --           750,519(21)
  Executive Vice President,          2001       233,024     230,000        75,000(5)        --             3,313 (7)
  Information Services (20)          2000       218,186     136,130        20,000(5)      210,061          3,330 (7)

Philip L. Carter..................   2002       253,170       --             --             --        16,550,470(23)
  Chief Executive Officer (22)       2001       691,916     680,000       500,000(5)        --             3,313 (7)
                                     2000       661,538     421,354        75,000(5)      680,000          3,330 (7)


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

(3) Payments under a two-year incentive plan adopted by the Board of Directors in December 1998. Includes payments made in 2001 but allocable to the 1999-2000 period covered by the plan.

(4) Mr. Higby was appointed Chief Executive Officer upon the resignation of Philip L. Carter on February 12, 2002. Prior to that time he had served as the company's Chief Operating Officer since 1997.

(5) Option grant for 2000 approved by the company's Board of Directors in October 1999 but not effective and not fixed as to price until January 3, 2000. Option grant for 2001 approved by the company's Board of Directors in October 2000 but not effective and not fixed as to price until January
      2, 2001. Option grant for 2002 approved by the company's Board of Directors in October 2001, but not effective and not fixed as to price until January 2, 2002.

(6) $5,500 annual contribution by Apria to the company's 401(k) Savings Plan in the name of the individual and $2,826,119 in net proceeds from the exercise of employee stock options.

(7) Annual contribution by Apria to the company's 401(k) Savings Plan in the name of the individual.

(8) Mr. Mastrovich served as an Executive Vice President for the company during 2000 and 2001 until his resignation on August 8, 2001. Thereafter, he was hired as the company's Chief Operating Officer effective April 4, 2002.

(9) Options cancelled prior to vesting when Mr. Mastrovich left Apria in August 2001.

(10) $2,134 annual contribution by Apria to the company's 401(k) Savings Plan in the name of the individual and $142,630 relocation assistance payment.

(11)  $1,952,782 in value realized from the exercise of employee stock options.

(12) $4,285 annual contribution by Apria to the company's 401(k) Savings Plan in the name of the individual and $111,400 in net proceeds from the exercise of employee stock options.

(13) $4,182 annual contribution by Apria to the company's 401(k) Savings Plan in the name of the individual and $225,692 in value realized from the exercise of employee stock options.

(14) $3,330 annual contribution by Apria to the company's 401(k) Savings Plan in the name of the individual and $449,061 in value realized from the exercise of employee stock options.

(15) Mr. Domenico was hired as the company's Executive Vice President, Sales, in August, 2001.

(16) $5,500 annual contribution by Apria to the company's 401(k) Savings Plan the name of the individual and $5,658 relocation assistance payment.

(17)  Effective July 18, 2002, Mr.  Keenan's  position was  reclassified  by the
      Board of Directors so that he is no longer deemed to be an "executive officer" for Securities and Exchange Commission reporting purposes.

(18) $5,500 annual contribution by Apria to the company's 401(k) Savings Plan in the name of the individual and $745,726 in net proceeds from the exercise of employee stock options.

(19) $3,330 annual contribution by Apria to the company's 401(k) Savings Plan in the name of the individual and $439,562 in value realized from the exercise of employee stock options.

(20) Effective July 18, 2002, Mr. Suda's position was reclassified by the Board of Directors so that he is no longer deemed to be an "executive officer" for Securities and Exchange Commission reporting purposes.

(21) $5,500 annual contribution by Apria to the company's 401(k) Savings Plan in the name of the individual and $745,019 in net proceeds from the exercise of employee stock options.

(22)  Mr. Carter resigned from the company on February 12, 2002.

(23) $12,729,973 in net proceeds from the exercise of employee stock options and $2,667,687 in payments under an Employment Agreement between Mr.
      Carter and the company and $1,152,810 in payments under a  Non-competition
      Agreement between Mr. Carter and the company.

SUMMARY OF OPTION GRANTS

     The following table provides information with respect to grants of options in 2002 to Apria's Chief Executive Officer and the three other executive officers of the company who were serving in such capacity as of December 31, 2002, as well as Michael J. Keenan, George J. Suda and Philip L. Carter. These amounts and calculations include options approved in 2001 which did not become effective until January 1, 2002, but do not include options approved in 2002 which did not become effective until 2003.

                                                    OPTION GRANTS TABLE
------------------------------------------------------------------------------------------------------------------
                                                                                           POTENTIAL REALIZABLE
                              NUMBER OF                                                    VALUE AT ACCRUAL RATE
                              SECURITIES      % OF TOTAL                    EXPIRATION     OF STOCK APPRECIATION
                              UNDERLYING    OPTIONS GRANTED                   DATE OF       FOR OPTION TERM ($)
                               OPTIONS      TO EMPLOYEES IN    EXERCISE       OPTIONS     ------------------------
NAME                           GRANTED        FISCAL YEAR      PRICE ($)      GRANTED         5%           10%
---------------------------  -----------    ---------------   -----------   -----------   -----------  -----------
Lawrence M. Higby              100,000            7.1%           22.70        3/08/12      1,427,591    3,617,795
Lawrence A. Mastrovich         200,000           14.1%           24.18        4/03/12      3,041,334    7,707,339
James E. Baker                  15,000            1.1%           24.01        1/02/12        226,496      573,986
Anthony S. Domenico             20,000            1.4%           24.01        1/02/12        301,995      765,315
Michael J. Keenan               20,000            1.4%           24.01        1/02/12        301,995      765,315
George J. Suda                  20,000            1.4%           24.01        1/02/12        301,995      765,315
Philip L. Carter                   --              --              --           --             --            --


SUMMARY OF OPTIONS EXERCISED

     The following table provides information with respect to the exercise of stock options during the 2002 fiscal year by Apria's Chief Executive Officer and the three other executive officers of the company who were serving in such capacity as of December 31, 2002, as well as by Michael J. Keenan, George J. Suda and Philip L. Carter, together with the fiscal year-end value of unexercised options.

                   AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE
-------------------------------------------------------------------------------------------------------------
                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-
                                                              OPTIONS AT               THE-MONEY OPTIONS AT
                               SHARES                       FISCAL YEAR-END             FISCAL YEAR-END(1)
                            ACQUIRED ON     VALUE       -------------------------   -------------------------
                              EXERCISE     REALIZED     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                            -----------   -----------   -------------------------   -------------------------
NAME                            (#)            ($)             (#)  /  (#)                ($)  /  ($)
------------------------    -----------   -----------   -------------------------   -------------------------
Lawrence M. Higby             190,000      2,826,119         331,666/368,334          1,956,596/372,279
Lawrence A. Mastrovich           --           --                --  /200,000               --  /  --
James E. Baker                   --           --              25,799/51,668             123,931/65,013
Anthony S. Domenico              --           --              25,000/70,000                --  /  --
Michael J. Keenan              45,000        745,726          26,633/51,667              69,080/26,512
George J. Suda                 53,333        745,019          25,000/76,667                --  /35,352
Philip L. Carter              800,000     12,729,973            --  /  --                  --  /  --
------------------------
(1) Market value of the securities underlying the options at year-end, minus the exercise or  base price  of "in-the-money" options. The  market  value of  a share of Apria's  common  stock at the close of  trading on the last trading day of 2002 (December 31) was $22.24.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2002, no member of the Compensation Committee was either an officer or an employee of the company.


DIRECTORS' FEES

     All Directors of Apria are reimbursed for their out-of-pocket expenses incurred in connection with attending Board and related Committee meetings. During 2002, all non-employee Directors received: (i) $1,000 per Board or Committee meeting attended in person ($2,000 per Committee meeting for the Director who is the Committee's chairperson) and (ii) $500 per Board or Committee meeting attended via telephone. In addition, for services rendered during 2002, the non-employee Chairman of the Board was granted an option to purchase 25,000 shares of the company's common stock, and each other non-employee Director was granted an option to purchase 15,000 shares. The options are granted at a purchase or exercise price equal to the fair market value on the date of grant.


EMPLOYMENT AND SEVERANCE AGREEMENTS

     Apria has employment agreements, nondisclosure/noncompetition agreements and/or severance agreements with the following executive officers and other persons listed in the Summary Compensation Table.

     LAWRENCE M. HIGBY. Pursuant to an Amended and Restated Employment Agreement which became effective February 12, 2002, Mr. Higby serves as Apria's President and Chief Executive Officer. The Agreement provides that Mr. Higby is to receive an annual salary of $600,000, subject to increases at the discretion of the company's Board of Directors or its Compensation Committee. Mr. Higby's annual salary is being increased to $700,000 as of April 1, 2003. Mr. Higby is also entitled to participate in Apria's annual bonus, incentive, 401(k) and other benefit programs generally available to executive officers of the company. The agreement also provides for (i) reasonable access to accountants for personal financial planning, (ii) an automobile allowance, (iii) reimbursement of certain other expenses and (iv) an indemnification of Mr. Higby on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

     The company also has entered into a Nondisclosure and Noncompetition Agreement with Mr. Higby pursuant to which, if the company terminates Mr. Higby's employment without cause, or if he terminates his employment with good reason (including upon a change in control), Mr. Higby shall be entitled to receive cash payments in exchange for the performance of certain agreements pertaining to nondisclosure and noncompetition following the termination. Payments under the Nondisclosure and Noncompetition Agreement are required to be made in 52 equal weekly installments following the termination, and shall equal, in the aggregate, three times the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance, and (iv) an additional amount equal to the average annual cost for company employees of obtaining certain post-employment medical insurance. The company shall be required to provide an office and secretarial support at a cost not to exceed $50,000 during the year following such a termination. In addition, the 150,000 share stock option grant issued to Mr. Higby in January 1998 will remain exercisable for a period of three years following such termination.

     LAWRENCE A. MASTROVICH. Pursuant to an Employment Agreement dated April 4, 2002, Mr. Mastrovich serves as the company's Chief Operating Officer. The Agreement initially has a two-year term that is extended one day for each day of Mr. Mastrovich's employment during its term. The Agreement may be terminated at any time by the company or by Mr. Mastrovich. The Agreement provides that Mr. Mastrovich's salary shall be at least $375,000. Mr. Mastrovich's annual salary is being increased to $450,000 as of April 1, 2003. Mr. Mastrovich is entitled to participate in Apria's annual bonus, incentive, 401(k) and other benefit programs generally available to executive officers of the company. He is also entitled to receive reimbursement of certain other expenses at the company's discretion. If the company terminates Mr. Mastrovich's employment without cause, or if he terminates his employment with good reason, Mr. Mastrovich shall receive a lump sum payment equal to his annual salary and car allowance that would have been payable through the remaining two-year term of the agreement, plus two times the sum of (i) the average of his two most recent annual bonuses and (ii) the average annual cost for company employees of obtaining certain post-employment medical insurance. The Agreement also contains provisions designed to indemnify Mr. Mastrovich on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

     JAMES E. BAKER. In June 1997, Mr. Baker entered into an executive severance agreement with the company. Pursuant to that agreement, Mr. Baker serves in a position and undertakes duties at Apria's discretion. Currently, Mr. Baker serves as Apria's Chief Financial Officer. The agreement provides that Mr. Baker's salary shall be at the company's discretion. His annual salary is currently $225,000 and will increase to $239,000 as of April 1, 2003. Mr. Baker is entitled to participate in Apria's stock option plans and all other benefit programs generally available to executive officers of the company at the company's discretion. He is also entitled to bonuses in accordance with the bonus plans from time to time in effect for Apria's executives and reimbursement of certain expenses at the company's discretion. If the company terminates his employment without cause, or if he terminates his employment with good reason, Mr. Baker is entitled to receive severance pay equal to the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance and (iv) an additional amount equal to the average annual cost for company employees of obtaining certain post-employment medical insurance. However, in the event that such termination occurs during the two-year period following a change in control, Mr. Baker is entitled to receive severance pay equal to two times that amount. Such payments shall be payable in periodic installments over one or two years, as applicable.

     ANTHONY S. DOMENICO. In May 2002, Mr. Domenico entered into an executive severance agreement with the company. A recent amendment to that agreement became effective March 18, 2003. Pursuant to that agreement, Mr. Domenico serves in a position and undertakes duties at Apria's discretion. Currently, Mr. Domenico serves as Apria's Executive Vice President, Sales. The agreement provides that Mr. Domenico's salary shall be at the company's discretion. His annual salary is currently $225,000 and will increase to $250,000 as of April 1, 2003. Mr. Domenico is entitled to participate in Apria's stock option plans and all other benefit programs generally available to executive officers of the company at the company's discretion. He is also entitled to bonuses in accordance with the bonus plans from time to time in effect for Apria's executives and reimbursement of certain expenses at the company's discretion. If the company terminates his employment without cause, or if he terminates his employment with good reason, Mr. Domenico is entitled to receive severance pay equal to two times the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance and (iv) an additional amount equal to the average annual cost for company employees of obtaining certain post-employment medical insurance. Such payments shall be payable in periodic installments over two years.

     MICHAEL J. KEENAN. In June 1997, Mr. Keenan entered into an executive severance agreement with the company. Pursuant to that agreement, Mr. Keenan serves in a position and undertakes duties at Apria's discretion. Currently, Mr. Keenan serves as Apria's Executive Vice President, Business Operations. The agreement provides that Mr. Keenan's salary shall be at the company's discretion. His annual salary is currently $225,000 and will increase to $235,000 as of April 1, 2003. Mr. Keenan is entitled to participate in Apria's stock option plans and all other benefit programs generally available to executive officers of the company at the company's discretion. He is also entitled to bonuses in accordance with the bonus plans from time to time in effect for Apria's executives and reimbursement of certain expenses at the company's discretion. If the company terminates his employment without cause, or if he terminates his employment with good reason, Mr. Keenan is entitled to receive severance pay equal to the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance and (iv) an additional amount equal to the average annual cost for company employees of obtaining certain post-employment medical insurance. Such payments shall be payable in periodic installments over one year.

     GEORGE J. SUDA. In March 2000, Mr. Suda entered into an executive severance agreement with the company. Pursuant to that agreement, Mr. Suda serves in a position and undertakes duties at the company's discretion. Currently, Mr. Suda serves as Apria's Executive Vice President, Information Services. The agreement provides that Mr. Suda's salary shall be at the company's discretion. His annual salary is currently $250,000 and will increase to $280,000 as of April 1, 2003. Mr. Suda is entitled to participate in Apria's stock option plans and all other benefit programs generally available to executive officers of the company at the company's discretion. He is also entitled to receive bonuses in accordance with the bonus plans from time to time in effect for Apria's executives and reimbursement of certain expenses at the company's discretion. If Apria terminates his employment without cause, or if he terminates his employment with good reason (including upon a change in control), Mr. Suda is entitled to a lump sum payment equal to two times the sum of (i) his annual salary, (ii) the average of his two most recent annual bonuses, (iii) his annual car allowance and (iv) an additional amount equal to the average annual cost for company employees of obtaining certain post-employment medical insurance. The Agreement also contains provisions designed to indemnify Mr. Suda on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

     PHILIP L. CARTER. Mr. Carter served as Apria's Chief Executive Officer during 2001, but resigned on February 12, 2002. Pursuant to a Resignation and General Release Agreement which became effective February 12, 2002, Mr. Carter received two payments during February in the respective amounts of $61,333 and $2,606,354. Mr. Carter has also received $1,303,177 under the terms of a
Nondisclosure and Noncompetition Agreement pursuant to which Mr. Carter was entitled to receive cash payments in exchange for the performance of certain agreements pertaining to nondisclosure and noncompetition following his resignation. The relevant agreements also contain provisions designed to indemnify Mr. Carter on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

                      REPORT OF THE COMPENSATION COMMITTEE
--------------------------------------------------------------------------------
TO:  THE BOARD OF DIRECTORS

     The Compensation Committee oversees Apria's overall compensation program for its senior and mid-level management. In addition, the Compensation Committee evaluates the performance and specifically establishes the compensation of the Chief Executive Officer. The Compensation Committee is comprised entirely of independent Directors who are not officers or employees of Apria.

COMPENSATION PHILOSOPHY AND PROGRAM FOR SENIOR MANAGEMENT

     During 2002, Apria's compensation program for executive officers was designed to:

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

     The company believes a substantial portion of the annual compensation of each member of senior management should relate to, and should be contingent upon, the financial success of the company. As discussed below, the program consists of, and is intended to strike a balance among, three elements:

     - Salaries. Salary for the Chief Executive Officer is based principally on the Committee's evaluation of individual job performance and an assessment of the salaries and total compensation mix paid by other similar companies to executive officers holding equivalent positions. The salaries for all other executive officers are approved by the Compensation Committee pursuant to recommendations made by the Chief Executive Officer on the basis of similar criteria.

     -  Executive   Bonuses.   Executive  bonuses  are  primarily  based  on  an
        evaluation of company performance against qualitative and quantitative measures.

     - Long-term Incentive Compensation. Long-term incentive awards such as stock options or grants of restricted stock are also designed to insure that incentive compensation is linked to the long-term performance of Apria and its common stock.

     In recent years, the Committee's overall compensation strategy has been adjusted so that one-half of the total cash compensation earnable by executive officers consists of bonuses based on the achievement of company financial and operating objectives and individual performance objectives. Stock options or restricted stock will also continue to represent a significant portion of executive compensation if managerial efforts result in continued stock price increases.

     In 2003, the Compensation Committee and the Board of Directors established new Stock Ownership Requirements for all members of senior management. Under the Requirements, each senior officer must, within the next five years, acquire and hold shares of Apria common stock with a total value at least equivalent to a target level of ownership. The targets range from one-and-one-half to three times base salary, depending on the officer's position. All stock options granted in 2003 and the future will require a one-year holding period for the "net" shares received upon exercise (after deduction of shares sold to pay taxes and the option exercise price), even if the officer has achieved the applicable target level of ownership. For officers not yet in compliance with their target, only one-half of the net after-tax shares may be sold following the one-year holding period. The remaining option shares, together with at least one-half of all Apria shares presently held by such senior officers, must continue to be held as an investment in the company.

FACTORS AFFECTING THE EVALUATION OF EXECUTIVE PERFORMANCE FOR 2002

     During 2002, the company continued to pursue a plan for achieving profitable operating results through the following principal elements:

     - maintaining focus on existing service offerings and increasing emphasis on home respiratory therapy;
     -  supplementing internal growth with selective acquisitions; and
     -  reducing costs and enhancing margins and cash flows.

     As those objectives have been and continue to be achieved, management continues to place emphasis on sales and operations as well as compliance issues. Members of senior management have been asked to adapt their activities so as to achieve the benefits sought by the foregoing strategies. Accordingly, members of senior management were and continue to be evaluated in light of their contributions toward achievement of the objectives established by the new Chief Executive Officer and the Board. Future compensation for senior management will continue to be based in large part on the company's ability to effectively develop and implement strategies that enable Apria to achieve those objectives and enhance stockholder value.

2002 TOTAL COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

     Lawrence M. Higby. When Mr. Higby became the company's Chief Executive Officer, the Committee designed a compensation plan which was consistent with that provided to the company's other executive officers. However, although a significant portion of Mr. Higby's 2002 compensation consisted of a bonus plan based largely on company performance, the Committee did not rely entirely on predetermined formulas or a limited set of criteria when it evaluated the performance of the company's Chief Executive Officer. The Committee considered:

     -  management's overall accomplishments;
     -  Mr. Higby's individual accomplishments;
     -  the company's financial performance; and
     -  other criteria discussed below.

     The Committee designed a compensation package for Mr. Higby which provided a competitive salary with the potential of significant bonus plan compensation in the event the company performed well under his leadership. For 2002, Mr. Higby's annual salary level as Chief Executive Officer was $600,000 and his total bonus compensation was $600,000. This bonus award was the maximum amount payable under the bonus plan. Of the award, 80% was based on the company's achievement of certain financial objectives related to earnings before interest, taxes, depreciation and amortization ("EBITDA"), earnings per share and net revenue, with a lesser element (20%) paid on recommendation of the Compensation Committee based on the implementation of certain strategic initiatives. All performance targets and goals concerning the implementation of initiatives were met or exceeded. Mr. Higby's long-term compensation package was also designed to couple his interests with those of Apria's stockholders, including options to purchase up to 100,000 shares of Apria's common stock at an exercise price of $22.70 per share granted to Mr. Higby upon his promotion to Chief Executive Officer. As an executive officer, Mr. Higby is subject to the newly enacted Stock Ownership Requirements with a target ownership level equal to three times his base salary.

     Philip L. Carter. Philip L. Carter was replaced by Lawrence M. Higby as Apria's Chief Executive Officer on February 12, 2002. The bulk of Mr. Carter's 2002 compensation was paid to him pursuant to a Resignation and General Release Agreement.

EXECUTIVE OFFICER SALARIES

     In setting salaries, the first element of the executive compensation program, the Committee did not use a predetermined formula. Instead, the 2002 salaries of the Chief Executive Officer and the other executive officers were based on:

     -  the Committee's evaluation of individual job performance;
     -  an assessment of the company's performance; and
     - a consideration of salaries paid by similar companies to executive officers holding equivalent positions.

     Lawrence M. Higby. During 2002 Mr. Higby's salary was increased to $600,000 upon his promotion to Chief Executive Officer.

     Philip L. Carter. The amount received by Mr. Carter as salary in 2002 is shown in the "Salary" column of the Summary Compensation Table. The Committee felt the salary was justified due to the fact that the company's profitability had continued to improve.

     Other Executive Officers. The 2002 salaries of the other executive officers are shown in the "Salary" column of the Summary Compensation Table.

EXECUTIVE OFFICER BONUSES

     Bonuses for all executive officers were awarded under the 2002 Executive Officer Incentive Compensation Plan, a plan adopted to provide certain members of senior management with significant bonus compensation (up to the full amount of each officer's 2002 salary) upon the achievement of improved financial and operating performance levels for the 2002 fiscal year and the achievement of key individual performance objectives by the executives.

     The target levels of performance as well as the individual objectives established in the 2002 Executive Officer Incentive Compensation Plan were achieved, and the resulting 2002 bonus payments to Mr. Higby and the other most highly compensated executive officers of the company are listed in the "Bonus" column of the Summary Compensation Table. Because publication of sensitive and proprietary quantifiable targets and other specific goals for the company and its executive officers could place the company at a competitive disadvantage, it has not been the company's practice to disclose the specific financial performance target levels set forth in its incentive compensation plans. However, the actual results for each of the quantifiable target factors are publicly available and reflect an increase in 2002 net revenues of approximately 10.6% ($120,281,000) over the 2001 level. In addition, EBITDA (after adjustments for unusual events and changes in accounting rules) increased by approximately 14.3% ($37,497,000) and similarly adjusted earnings per share increased by approximately 30% ($0.43 per share) over 2001 levels.

EXECUTIVE OFFICER LONG-TERM INCENTIVE COMPENSATION

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

     Mr. Higby and some of the other executive officers received stock option grants as a part of their 2002 compensation, which grants are shown in the "Options Granted" column of the Summary Compensation Table.

TAX TREATMENT OF STOCK OPTIONS

     The Compensation Committee has considered the anticipated tax treatment to the company regarding the compensation and benefits paid to the executive officers of the company in light of the enactment of Section 162(m) of the United States Internal Revenue Code. The basic philosophy of the Compensation Committee is to strive to provide the executive officers of the company with a compensation package which will preserve the deductibility of such payments for the company to the greatest extent possible. However, certain types of compensation payments and their deductibility (e.g., the spread on exercise of non-qualified options) depend upon the timing of an executive officer's vesting or exercise of previously granted rights. Moreover, interpretations of and changes in the tax laws and other factors beyond the Compensation Committee's control may affect the deductibility of certain compensation payments. In addition, in order to attract and retain qualified management personnel, it has sometimes proven necessary to grant certain long-term incentives that may not be deductible under Section 162(m) of the Code.


Date:  March 21, 2003


THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS
Philip R. Lochner, Jr. (Chairman)
Vicente Anido, Jr.
Beverly Benedict Thomas
Ralph V. Whitworth

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



                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                       AMONG APRIA HEALTHCARE GROUP INC.,
                   THE S&P 500 INDEX AND THE PEER GROUP INDEX


   [OBJECT OMITTED, graphically depicts the data presented in the table below]


                              12/97   12/98    12/99    12/00    12/01    12/02
---------------------------   -----  ------   ------   ------   ------   ------
Apria Healthcare Group Inc.    100    66.51   133.49   221.40   185.97   165.51
S & P 500                      100   128.58   155.64   141.46   124.65    97.10
Peer Group                     100   113.36    95.72   154.71   164.19   171.71

   (1) The Peer Group Index is based on the cumulative total returns of the following companies: Coram Healthcare Corporation, Lincare Holdings, Inc., Optioncare, Inc., and American Homepatient, Inc. In 1997, Rotech Medical Corporation was also included in the Peer Group Index.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 14, 2003, with respect to the beneficial ownership of Apria's common stock by each person who is known by the company to beneficially own more than 5% of Apria's common stock, each Director of the company, all past and present executive officers listed in the summary compensation table and all Directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes both voting and investment power with respect to the shares shown.

                                        SECURITY OWNERSHIP TABLE
-----------------------------------------------------------------------------------------------------------
                                                                 AMOUNT AND NATURE OF         PERCENT OF
NAME OF BENEFICIAL OWNER                                         BENEFICIAL OWNERSHIP           CLASS
------------------------------------------------------------------------------------------------------------
Barclays Global Investors, LTD.(1)                                    2,777,011                  5.05
Lawrence M. Higby(2)                                                    494,333                    *
David L. Goldsmith(3)                                                   406,902                    *
Ralph V. Whitworth(4)                                                   121,666                    *
James E. Baker(5)                                                        88,027                    *
Richard H. Koppes(6)                                                     83,000                    *
Philip R. Lochner, Jr.(6)                                                82,000                    *
Lawrence A. Mastrovich(7)                                                66,666                    *
George J. Suda(8)                                                        65,933                    *
Beverly Benedict Thomas(9)                                               58,000                    *
Michael J. Keenan(10)                                                    51,632                    *
Anthony S. Domenico(11)                                                  31,666                    *
Vicente Anido, Jr.(12)                                                   15,000                    *
I. T. Corley(12)                                                         15,000                    *
Jeri L. Lose(12)                                                         15,000                    *
Philip L. Carter                                                              0                    *
All current directors and executive officers as a group               1,477,260                   2.69
(12 persons)(13)
------------------
*     Less than 1%

(1)  According  to a  Schedule  13G,  dated  February  8,  2002,  filed with the
     Securities  and  Exchange  Commission,   Barclays  Global  Investors,  Ltd.
     ("BGLTD"),  a bank as defined in Section 3(a)(6) of the Securities Exchange
     Act of 1934,  has sole  dispositive  power as to 2,777,011  shares and sole voting  power as to  2,707,799  shares.  BGLTD  holds  4,230 of the  shares directly and has sole dispositive and voting power as to those shares.  The balance of the shares is held by two related  banks:  Barclays  Global Fund
     Advisors ("BGF"), which has sole voting and dispositive power as to 343,304 shares, and Barclays Global Investors, N.A. ("BGNA"), which has sole voting power as to 2,360,265  shares and sole  dispositive  power as to 2,429,477.
     The  mailing  address  for BGLTD,  BGF and BGNA is 45 Fremont  Street,  San
     Francisco, California 94105.

(2)  Includes 483,333 shares subject to options that are currently exercisable.

(3) Includes 300,236 shares held in a shared trust with Mr. Goldsmith's wife and 106,666 shares subject to options that are currently exercisable.

(4)  Includes 121,666 shares subject to options that are currently exercisable.

(5)  Includes 34,133 shares subject to options that are currently exercisable.

(6)  Includes 80,000 shares subject to options that are currently exercisable.

(7) Includes 66,666 shares subject to options which will become exercisable on April 3, 2003.

(8)  Includes 63,333 shares subject to options that are currently exercisable.

(9)  Includes 55,000 shares subject to options that are currently exercisable.

(10) Includes 51,632 shares subject to options that are currently exercisable.

(11) Includes 31,666 shares subject to options that are currently exercisable.

(12) Includes 15,000 shares subject to options that are currently exercisable.

(13) Includes shares owned by certain trusts. Also includes 1,037,464 shares subject to options that are currently exercisable and 66,666 shares subject to options that will become exercisable on April 3, 2003.

EQUITY COMPENSATION PLANS

     The following table sets forth information as of December 31, 2002 for equity compensation plans:

                                             NUMBER OF SECURITIES                                   NUMBER OF
                                              TO BE ISSUED UPON        WEIGHTED AVERAGE       SECURITIES REMAINING
                                                 EXERCISE OF           EXERCISE PRICE OF          AVAILABLE FOR
PLAN CATEGORY                                OUTSTANDING OPTIONS      OUTSTANDING OPTIONS        FUTURE ISSUANCE
------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by shareholders.............            3,883,333                $ 21.16                 1,603,900

Equity compensation plans not
  approved by shareholders.............              684,301                $ 20.28                 1,509,981
                                                   ---------                                        ---------
    Totals.............................            4,567,634                $ 21.03                 3,113,881
                                                   =========                                        =========

     Apria's  1998  Nonqualified   Stock  Incentive  Plan  is  the  only  equity
compensation plan that has not been approved by shareholders. The plan was approved by the Board of Directors on December 15, 1998 and became effective as of that date. The 1998 Nonqualified Stock Incentive Plan authorizes the issuance of 1,000,000 shares of common stock plus, in each year commencing in 2000, 1% of the number of shares of common stock outstanding as of the preceding December
31. The 1998 Nonqualified Stock Incentive Plan also provides for the grant of restricted stock awards, performance share awards, stock appreciation rights and stock bonuses. The maximum number of shares subject to options and stock appreciation rights that are granted during any calendar year to any individual shall be limited to 200,000 shares and for non-employee directors shall be limited to 30,000 shares. Persons eligible to receive awards under the 1998 Nonqualified Stock Incentive Plan include directors, key employees and others who provide valuable bona fide services to the company or its subsidiaries. The Compensation Committee administers the 1998 Nonqualified Stock Incentive Plan and establishes the option exercise price with respect to options. Unless previously terminated by the Board of Directors, the 1998 Nonqualified Stock Incentive Plan will terminate on December 14, 2008.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     None.


ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                          PAGE
                                                                          ----

CONSOLIDATED FINANCIAL STATEMENTS
  Independent Auditors' Report......................................       F-1
  Consolidated Balance Sheets - December 31, 2002 and 2001..........       F-2
  Consolidated Statements of Income - Years ended
     December 31, 2002, 2001 and 2000...............................       F-3
  Consolidated Statements of Stockholders' Equity and Comprehensive
     Income - Years ended December 31, 2002, 2001 and 2000..........       F-4
  Consolidated Statements of Cash Flows - Years ended
     December 31, 2002, 2001 and 2000...............................       F-5
  Notes to Consolidated Financial Statements........................       F-6

FINANCIAL STATEMENT SCHEDULE
  Schedule II - Valuation and Qualifying Accounts...................       S-1

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders of
Apria Healthcare Group Inc.:

We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule as of and for each of the three years in the period ended December 31, 2002, included in the Index at Item 15(a)(2). These consolidated financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apria Healthcare Group Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the company changed its method of accounting for goodwill and other intangible assets during 2002 as a result of adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ DELOITTE & TOUCHE LLP



Costa Mesa, California
February 18, 2003

                                          APRIA HEALTHCARE GROUP INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                                                        DECEMBER 31,
                                                                                   ----------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                                                    2002         2001
---------------------------------------------------------------------------------------------------------
                                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents ....................................................   $  26,383    $   9,359
  Accounts receivable, less allowance for doubtful accounts of $32,206 and
    $32,073 at December 31, 2002 and 2001, respectively ........................     185,298      162,092
  Inventories, net .............................................................      27,067       25,084
  Deferred income taxes ........................................................      37,205       33,017
  Prepaid expenses and other current assets ....................................      14,408       10,271
                                                                                   ---------    ---------
         TOTAL CURRENT ASSETS ..................................................     290,361      239,823

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of
   $368,420 and $342,010 at December 31, 2002 and 2001, respectively ...........     186,210      165,471
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ......................................      54,134       47,312
DEFERRED INCOME TAXES ..........................................................       3,446       37,838
GOODWILL .......................................................................     248,863      193,458
INTANGIBLE ASSETS, NET .........................................................       6,142        4,863
OTHER ASSETS ...................................................................       6,500        7,017
                                                                                   ---------    ---------
                                                                                   $ 795,656    $ 695,782
                                                                                   =========    =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable .............................................................   $  65,514    $  71,198
  Accrued payroll and related taxes and benefits ...............................      38,212       33,907
  Accrued insurance ............................................................       8,021       10,376
  Income taxes payable .........................................................      10,285        9,060
  Other accrued liabilities ....................................................      39,968       34,754
  Current portion of long-term debt ............................................      21,713       15,455
                                                                                   ---------    ---------
         TOTAL CURRENT LIABILITIES .............................................     183,713      174,750

LONG-TERM DEBT, net of current portion .........................................     247,655      278,234

DEFERRED INCOME TAXES ..........................................................      12,979            -

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value:
    10,000,000 shares authorized; none issued ..................................           -            -
  Common stock, $.001 par value:
      150,000,000 shares authorized; 56,580,677 and 54,690,267 shares issued at December 31, 2002 and 2001, respectively; 54,897,521 and
      54,604,167 outstanding at December 31, 2002 and 2001, respectively .......          56           55
  Additional paid-in capital ...................................................     397,417      368,231
  Treasury stock, at cost; 1,683,156 and 86,100 shares at
         December 31, 2002 and 2001, respectively ..............................     (35,961)        (961)
  Accumulated deficit ..........................................................      (8,959)    (124,554)
  Accumulated other comprehensive (loss) income ................................      (1,244)          27
                                                                                   ---------    ---------
                                                                                     351,309      242,798
                                                                                   ---------    ---------
                                                                                   $ 795,656    $ 695,782
                                                                                   =========    =========


See notes to consolidated financial statements.

                                                  APRIA HEALTHCARE GROUP INC.
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                                               YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                    2002            2001           2000
---------------------------------------------------------------------------------------------------------------
Net revenues ......................................................   $ 1,252,196    $ 1,131,915    $ 1,014,201
Costs and expenses:
   Cost of net revenues:
      Product and supply costs ....................................       228,964        204,666        188,581
      Patient service equipment depreciation ......................        98,288         89,985         77,819
      Nursing services ............................................           958          1,223          1,642
      Other .......................................................        12,707         11,773         10,900
                                                                      -----------    -----------    -----------
          TOTAL COST OF NET REVENUES ..............................       340,917        307,647        278,942
   Provision for doubtful accounts ................................        45,115         37,110         32,166
   Selling, distribution and administrative .......................       684,738        631,582        554,691
   Amortization of goodwill and intangible assets .................         2,681         12,349         10,205
                                                                      -----------    -----------    -----------
          TOTAL COSTS AND EXPENSES ................................     1,073,451        988,688        876,004
                                                                      -----------    -----------    -----------
          OPERATING INCOME ........................................       178,745        143,227        138,197
Interest expense ..................................................        15,028         27,612         42,271
Interest income ...................................................        (4,235)        (1,927)        (2,215)
                                                                      -----------    -----------    -----------
          INCOME BEFORE TAXES AND EXTRAORDINARY CHARGE ............       167,952        117,542         98,141
Income tax expense ................................................        52,357         44,097         41,135
                                                                      -----------    -----------    -----------
          INCOME BEFORE EXTRAORDINARY CHARGE ......................       115,595         73,445         57,006
Extraordinary charge on debt refinancing, net of taxes of $914 ....             -          1,528              -
                                                                      -----------    -----------    -----------
          NET INCOME ..............................................   $   115,595    $    71,917    $    57,006
                                                                      ===========    ===========    ===========


Basic income per common share:
   Income before extraordinary charge .............................   $      2.12    $      1.36    $      1.09
   Extraordinary charge on debt refinancing, net of taxes .........             -           0.03              -
                                                                      -----------    -----------    -----------
          Net income ..............................................   $      2.12    $      1.33    $      1.09
                                                                      ===========    ===========    ===========

Diluted income per common share:
   Income before extraordinary charge .............................   $      2.08    $      1.32    $      1.06
   Extraordinary charge on debt refinancing, net of taxes .........             -           0.03              -
                                                                      -----------    -----------    -----------
          Net income ..............................................   $      2.08    $      1.29    $      1.06
                                                                      ===========    ===========    ===========


See notes to consolidated financial statements.

                                                   APRIA HEALTHCARE GROUP INC.
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                                                                         ACCUMULATED
                                         COMMON STOCK     ADDITIONAL    TREASURY STOCK                      OTHER         TOTAL
                                       -----------------   PAID-IN     -----------------   ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'
(IN THOUSANDS)                         SHARES  PAR VALUE   CAPITAL     SHARES     COST       DEFICIT    INCOME (LOSS)     EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999..........  52,055   $  52    $328,897         -   $      (3)   $(253,477)     $      -      $ 75,469


Exercise of stock options.............   1,099       1      10,735                                                         10,736
Tax benefits related to stock options.                       3,989                                                          3,989
Repurchases of common stock...........                                   (86)       (958)                                    (958)
Net income and total comprehensive
    income............................                                                         57,006                      57,006
                                        ------   -----    --------    ------    --------    ---------      --------      --------
Balance at December 31, 2000..........  53,154   $  53    $343,621       (86)   $   (961)   $(196,471)     $      -      $146,242


Exercise of stock options.............   1,536       2      16,476                                                         16,478
Tax benefits related to stock options.                       8,134                                                          8,134
Unrealized gain on interest rate
  swap agreements, net of taxes.......                                                                           27            27
Net income............................                                                         71,917                      71,917
                                                                                            ---------      --------      --------
     Total comprehensive income.......                                                         71,917            27        71,944
                                        ------   -----    --------    ------    --------    ---------      --------      --------
Balance at December 31, 2001..........  54,690   $  55    $368,231       (86)   $   (961)   $(124,554)     $     27      $242,798


Exercise of stock options.............   1,891       1      18,836                                                         18,837
Tax benefits related to stock options.                      10,350                                                         10,350
Repurchases of common stock...........                                (1,597)    (35,000)                                 (35,000)
Unrealized loss on interest rate
  swap agreements, net of taxes.......                                                                       (1,271)       (1,271)
Net income............................                                                        115,595                     115,595
                                                                                            ---------      --------      --------
     Total comprehensive income.......                                                        115,595        (1,271)      114,324
                                        ------   -----    --------    ------    --------    ---------      --------      --------
Balance at December 31, 2002..........  56,581   $  56    $397,417    (1,683)   $(35,961)   $  (8,959)     $ (1,244)     $351,309
                                        ======   =====    ========    ======    ========    =========      ========      ========



See notes to consolidated financial statements.

                                                   APRIA HEALTHCARE GROUP INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                          YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------
(IN THOUSANDS)                                                                         2002         2001         2000
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income ......................................................................   $ 115,595    $  71,917    $  57,006
Items included in net income not requiring (providing) cash:
    Extraordinary charge on debt refinancing ....................................           -        2,442            -
    Provision for doubtful accounts .............................................      45,115       37,110       32,166
    Depreciation ................................................................     116,043      106,106       95,074
    Amortization of goodwill and intangible assets ..............................       2,681       12,349       10,205
    Amortization of deferred debt issuance costs ................................       1,282        1,880        2,618
    Deferred income taxes .......................................................      54,297       40,747       34,414
    Loss (gain) on disposition of assets ........................................         940           97         (921)
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
    Accounts receivable .........................................................     (68,815)     (53,822)     (27,105)
    Inventories, net ............................................................        (399)      (2,516)      (3,898)
    Prepaid expenses and other assets ...........................................      (4,461)      (1,718)       1,427
    Accounts payable, exclusive of outstanding checks ...........................      (3,206)      11,979         (156)
    Accrued payroll and related taxes and benefits ..............................       4,306        5,459        1,971
    Income taxes payable ........................................................       1,225          339        4,158
    Accrued expenses ............................................................      (2,559)       9,060      (18,976)
                                                                                    ---------    ---------    ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ..............................     262,044      241,429      187,983

INVESTING ACTIVITIES
    Purchases of patient service equipment and property, equipment
      and improvements, exclusive of effects of acquisitions ....................    (121,727)    (133,162)     (96,414)
    Proceeds from disposition of assets .........................................         318          303          637
    Cash paid for acquisitions, including payments of deferred consideration ....     (73,960)     (80,273)     (26,220)
                                                                                    ---------    ---------    ---------
         NET CASH USED IN INVESTING ACTIVITIES ..................................    (195,369)    (213,132)    (121,997)

FINANCING ACTIVITIES
    Proceeds from revolving credit facilities ...................................     150,500       94,900            -
    Payments on revolving credit facilities .....................................    (158,300)     (87,100)           -
    Proceeds from term loans ....................................................           -      300,000            -
    Payments on term loans ......................................................     (19,687)    (156,938)     (79,062)
    Payment on redemption of senior subordinated notes ..........................           -     (200,000)           -
    Payments on other long-term debt ............................................      (2,858)      (2,488)      (3,608)
    Outstanding checks included in accounts payable .............................      (2,477)       4,969        4,259
    Capitalized debt issuance costs, net ........................................        (666)      (5,623)        (982)
    Repurchases of common stock .................................................     (35,000)           -         (958)
    Issuances of common stock ...................................................      18,837       16,478       10,736
                                                                                    ---------    ---------    ---------
         NET CASH USED IN FINANCING ACTIVITIES ..................................     (49,651)     (35,802)     (69,615)
                                                                                    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................      17,024       (7,505)      (3,629)
Cash and cash equivalents at beginning of year ..................................       9,359       16,864       20,493
                                                                                    ---------    ---------    ---------
         CASH AND CASH EQUIVALENTS AT END OF YEAR ...............................   $  26,383    $   9,359    $  16,864
                                                                                    =========    =========    =========

SUPPLEMENTAL DISCLOSURES - See Notes 5 and 7 for cash paid for interest and income taxes, respectively.

NON-CASH TRANSACTIONS - See Statements of Stockholders' Equity and Comprehensive
Income, Note 3 and Note 9 for tax benefit from stock option exercises, liabilities assumed in acquisitions and purchase of property and equipment under capital leases, respectively.



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

     Company Background and Segment Reporting: Apria operates in the home healthcare segment of the healthcare industry, providing a variety of clinical services and related products and supplies as prescribed by a physician or authorized by a case manager as part of a care plan. All products and services offered by the company are provided through the company's network of approximately 410 branch facilities, which are located throughout the United States and are organized into 16 geographic regions. Each region consists of a number of branches and a regional office, which provides key support services such as billing, purchasing, equipment maintenance, repair and warehousing. The company's chief operating decision maker evaluates operating results on a geographic basis and, therefore, views each region as an operating segment. All regions provide the same products and services, including respiratory therapy, infusion therapy and home medical equipment and supplies. For financial reporting purposes, all of the company's operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information."

     Respiratory therapy, infusion therapy and home medical equipment represent approximately 67%, 18% and 15% of total 2002 revenues, respectively. The gross margins for these services and related products were 80%, 57% and 62%, respectively.

     Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 34% of the company's revenues for 2002, 2001 and 2000 were reimbursed under arrangements with Medicare and Medicaid. In 2002, no other third-party payor group represented 10% or more of the company's revenues. The majority of the company's revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented less than 10% of total net revenues for 2002, 2001 and 2000.

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

     Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Also, focused reviews of certain large and/or problematic payors are performed. Due to continuing changes in the healthcare industry and third-party reimbursement, it is possible that management's estimates could change in the near term, which could have an impact on operations and cash flows.

     Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

     Cash and Cash Equivalents: Apria maintains cash with various financial institutions. These financial institutions are located throughout the United States and the company's cash management practices limit exposure to any one institution. Outstanding checks, which are reported as a component of accounts payable, were $20,980,000 and $23,457,000 at December 31, 2002 and 2001,
respectively. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

     Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $29,207,000 and $26,925,000 at December 31, 2002 and 2001, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of historical performance and collectibility.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of disposables used in conjunction with patient service equipment, and pharmaceuticals.

     Patient Service Equipment: Patient service equipment consists of medical equipment provided to in-home patients and is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from one to ten years.

     Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Included in property and equipment are assets under capitalized leases which consist solely of information systems. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for each of the categories presented in Note 2 are as follows: leasehold improvements -- the shorter of the remaining lease term or seven years; equipment and furnishings -- three to fifteen years and information systems -- three to four years.

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

     The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount. Management does not believe any impairment of its capitalized software existed at December 31, 2002.

     Goodwill: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired businesses. Prior to 2002 and before the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill attributable to business combinations completed on or before June 30, 2001, was being amortized over the period of expected benefit. The amortization period for substantially all of the company's goodwill was 20 years. Previously, management reviewed for impairment on an ongoing basis and whenever events or changes in circumstances indicated the possibility of impairment. In accordance with the provisions of SFAS No. 142, goodwill arising from business combinations initiated after June 30, 2001, is no longer amortized but tested annually for impairment or more frequently if circumstances indicate impairment. Upon Apria's adoption of SFAS No. 142 in its entirety on January 1, 2002, the amortization of goodwill, including goodwill recorded in past transactions, ceased completely.

     Intangible and Other Long-lived Assets: Intangible assets consist primarily of covenants not to compete resulting from business combinations. The values assigned to such intangible assets are amortized on a straight-line basis over their contractual terms, which range from two to five years.

     Management reviews for impairment of intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe any impairment of its intangible assets or long-lived assets existed at December 31, 2002.

     Fair Value of Financial Instruments: The fair value of long-term debt and letters of credit is determined by reference to borrowing rates currently available to Apria for loans with similar terms and average maturities. The carrying amounts of cash and cash equivalents, accounts receivables, trade payables and accrued expenses approximate fair value because of their short maturity.

     Advertising: Advertising costs amounting to $2,804,000, $3,044,000 and $2,212,000 for 2002, 2001 and 2000, respectively, are expensed as incurred and included in selling, distribution and administrative expenses.

     Income Taxes: Apria provides for income taxes in accordance with provisions specified in SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

     Derivative Instruments and Hedging Activities: From time to time Apria uses derivative financial instruments to limit exposure to interest rate fluctuations on the company's variable rate long-term debt. The company accounts for derivative instruments pursuant to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The company's derivatives are recorded on the balance sheet at their fair value and any unrealized gains or losses on their fair value are included, net of tax, in other comprehensive income.

     Stock-based Compensation: The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Apria has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." No stock-based employee compensation expense is recognized in net income for any of the years presented. Had compensation expense for the company's stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS No. 123, Apria's net income and per share amounts would have been adjusted to the pro forma amounts indicated below. See "Note 6 - Stockholders' Equity."

                                                                            YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------
    (IN THOUSANDS, EXCEPT PER SHARE DATA)                               2002         2001         2000
    ----------------------------------------------------------------------------------------------------
    Net income as reported ......................................    $ 115,595    $  71,917    $  57,006
        Deduct: total stock-based compensation expense
            determined for all awards under fair value-based
            method, net of related tax effects ..................       (9,852)     (10,156)      (9,194)
                                                                     ---------    ---------    ---------
    Pro forma net income ........................................    $ 105,743    $  61,761    $  47,812
                                                                     =========    =========    =========

    Basic net income per share:
        As reported .............................................    $    2.12    $    1.33    $    1.09
        Pro forma ...............................................    $    1.94    $    1.14    $    0.91

    Diluted net income per share:
        As reported .............................................    $    2.08    $    1.29    $    1.06
        Pro forma ...............................................    $    1.90    $    1.11    $    0.89

     Comprehensive Income: For the years ended December 31, 2002 and 2001, the difference between net income and comprehensive income is ($1,271,000) and $27,000, respectively, net of taxes, which is attributable to unrealized (losses)/gains on various interest rate swap agreements. For the year ended December 31, 2000 there was no difference between comprehensive income and net income.

     Per Share Amounts: Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants, using the treasury stock method.

     Change in Accounting Principles: Effective January 1, 2002, Apria adopted SFAS No. 142, which addresses the financial accounting and reporting for goodwill and other intangible assets. The statement provides that goodwill or other intangible assets with indefinite lives will no longer be amortized but shall be tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. The effect of adoption of SFAS No. 142 on the consolidated financial statements is shown in "Note 4 - Goodwill and Intangible Assets."

     Effective January 1, 2002, Apria adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and amended other guidance related to the accounting and reporting of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations are to be measured similarly to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadened the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and established criteria to determine when a long-lived asset is held for sale. Adoption of this statement did not have a material effect on Apria's consolidated financial statements.

     Recent Accounting Pronouncements: In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. Apria adopted the provisions of SFAS No. 145 for its fiscal year beginning January 1, 2003. Adoption of this statement will not have a material effect on the company's consolidated financial statements.

     In July 2002, SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," was issued. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Apria will adopt the provisions of SFAS No. 146 for exit and disposal activities that are initiated after December 31, 2002, as required.

     In December 2002, SFAS No. 148 was issued. This statement amends SFAS No. 123 to provide alternative methods of transition and guidance for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has complied with the expanded financial statement disclosure requirements herein.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosure requirements for the interim and annual financial statements of the guarantor. It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. Apria will be required to adopt the recognition and measurement provisions of FIN No. 45 beginning January 1, 2003, while the disclosure provisions became effective at December 31, 2002. Adoption of this interpretation will not have a material effect on the company's consolidated financial statements.

     In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, was issued. FIN No. 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entity's activities or the company receives a majority of the entity's residual returns. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Apria will begin to adopt the consolidation provisions of FIN No. 46 beginning January 1, 2003, while certain disclosure requirements will become effective for all financial statements issued after January 31, 2003, regardless of when the variable interest entities were established. The company currently has no variable interest entities, therefore, the adoption of this interpretation is not expected to have a material effect on the company's consolidated financial statements.

     Reclassifications: Certain amounts for prior periods have been reclassified to conform to the current year presentation.

NOTE 2 -- PROPERTY, EQUIPMENT AND IMPROVEMENTS

   Property, equipment and improvements consist of the following:

                                                          DECEMBER 31,
                                                  ---------------------------
   (IN THOUSANDS)                                    2002             2001
   --------------------------------------------------------------------------

   Leasehold improvements...................      $  19,289         $  17,809
   Equipment and furnishings................         47,413            43,565
   Information systems......................         90,676            73,597
                                                 ----------        ----------
                                                    157,378           134,971
   Less accumulated depreciation............       (103,244)          (87,659)
                                                  ---------         ---------
                                                  $  54,134         $  47,312
                                                  =========         =========

NOTE 3 -- BUSINESS COMBINATIONS

     During 2002, 2001 and 2000, Apria acquired a number of complementary businesses in specific geographic markets. During 2002, Apria acquired 17 companies comprised largely of home respiratory therapy businesses. For all periods presented, these all-cash transactions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the consolidated income statements from the dates of acquisition. The purchase prices were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value.

     The following table summarizes the allocation of the purchase prices of acquisitions made by the company, which include payments deferred from prior years. In 2002, such payments totaled $2,752,000. At December 31, 2002, outstanding deferred consideration totaled $6,592,000 and is included on the balance sheet in other accrued liabilities.

     Cash paid for acquisitions:

                                                    YEAR ENDED DECEMBER 31,
                                               --------------------------------
(IN THOUSANDS)                                    2002       2001        2000
-------------------------------------------------------------------------------

Fair value of tangible assets acquired .....   $ 18,022    $  9,067    $  4,286
Intangible assets ..........................      3,960       1,316       1,322
Goodwill ...................................     55,405      71,426      21,170
                                               --------    --------    --------
     Total assets acquired .................     77,387      81,809      26,778

Liabilities assumed and accrued ............     (3,427)     (1,536)       (558)
                                               --------    --------    --------
     Net assets acquired ...................   $ 73,960    $ 80,273    $ 26,220
                                               ========    ========    ========

     The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during 2002, as if the acquisitions had occurred at the beginning of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

                                                                           YEAR ENDED DECEMBER 31,
                                                                         --------------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                                   2002           2001
     ---------------------------------------------------------------------------------------------------------------

     Net revenues....................................................    $1,291,389      $1,231,635
     Income before extraordinary charge..............................    $  117,076      $   75,637
     Net income......................................................    $  117,076      $   74,109

     Diluted income per common share:
        Income before extraordinary charge...........................       $  2.11         $  1.36
        Extraordinary charge on debt refinancing, net of taxes.......             -            0.03
                                                                            -------         -------
               Net income............................................       $  2.11         $  1.33
                                                                            =======         =======

NOTE 4 -- GOODWILL AND INTANGIBLE ASSETS

     In July 2001, Apria adopted SFAS No. 141, "Business Combinations," which requires that the purchase method of accounting be applied to all business combinations completed after June 30, 2001 and which also addresses the criteria for initial recognition of intangible assets and goodwill. Effective January 1, 2002, the company adopted SFAS No. 142 in its entirety. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets. The statement provides that goodwill and other intangible assets with indefinite lives is no longer amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized.

     In the year of adoption, SFAS No. 142 requires that a transitional goodwill impairment test be performed and that the results be measured as of the beginning of the year. The test is conducted at a "reporting unit" level and compares each reporting unit's fair value to its carrying value. The company has determined that its geographic regions are reporting units under SFAS No. 142. The measurement of fair value for each region was based on an evaluation of future discounted cash flows and was further tested using a multiple of earnings approach. Apria's transitional test indicated that no impairment existed and, accordingly, no loss was recognized. The company recently completed its annual impairment test, which yielded similar results with no goodwill impairment indicated at any of Apria's reporting units.

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

     The following table sets forth the reconciliation of net income and earnings per share as adjusted for the non-amortization provisions of SFAS No. 142:

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
    (IN THOUSANDS, EXCEPT PER SHARE DATA)                                 2001           2000
    -------------------------------------------------------------------------------------------
     Reported net income .........................................      $ 71,917       $ 57,006
     Add: extraordinary charge, net of taxes .....................         1,528              -
                                                                        --------       --------
             Net income before extraordinary charge ..............        73,445         57,006
     Add: goodwill amortization, net of taxes ....................         6,129          4,545
                                                                        --------       --------
             Adjusted net income before extraordinary charge .....        79,574         61,551
     Extraordinary charge, net of taxes ..........................        (1,528)             -
                                                                        --------       --------
             Adjusted net income .................................      $ 78,046       $ 61,551
                                                                        ========       ========

     Basic income per common share:
        Reported net income ......................................      $   1.33       $   1.09
        Add: extraordinary charge, net of taxes ..................          0.03              -
                                                                        --------       --------
             Net income before extraordinary charge ..............          1.36           1.09
        Add: goodwill amortization, net of taxes .................          0.11           0.09
                                                                        --------       --------
              Adjusted net income before extraordinary charge ....          1.47           1.18
        Extraordinary charge, net of taxes .......................         (0.03)             -
                                                                        --------       --------
              Adjusted net income ................................      $   1.44       $   1.18
                                                                        ========       ========

     Diluted income per common share:
        Reported net income ......................................      $   1.29       $   1.06
        Add: extraordinary charge, net of taxes ..................          0.03              -
                                                                        --------       --------
             Net income before extraordinary charge ..............          1.32           1.06
        Add: goodwill amortization, net of taxes .................          0.11           0.08
                                                                        --------       --------
              Adjusted net income before extraordinary charge ....          1.43           1.14
        Extraordinary charge, net of taxes .......................         (0.03)             -
                                                                        --------       --------
              Adjusted net income ................................      $   1.40       $   1.14
                                                                        ========       ========

     For the year ended December 31, 2002, the net change in the carrying amount of goodwill of $55,405,000 is the result of business combinations. Goodwill amortization expense for the years ended December 31, 2001 and 2000, was $9,809,000 and $7,824,000, respectively. All of the goodwill recorded in conjunction with business combinations completed after June 30, 2001 is expected to be deductible for tax purposes.

     Intangible assets, all of which are subject to amortization, consist of the following:

(IN THOUSANDS)                                             DECEMBER 31, 2002                          DECEMBER 31, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                    AVERAGE          GROSS                                     GROSS
                                    LIFE IN        CARRYING   ACCUMULATED    NET BOOK         CARRYING   ACCUMULATED    NET BOOK
                                     YEARS          AMOUNT    AMORTIZATION    VALUE            AMOUNT    AMORTIZATION     VALUE
                                    -------        --------   ------------   --------         --------   ------------   --------
  Covenants not to compete....        4.7           $ 9,664     $(4,571)      $5,093          $16,181     $(11,318)      $4,863
  Tradename...................        2.0             1,324        (275)       1,049                -            -            -
                                      ---           -------     -------       ------          -------     --------       ------
                                      4.0           $10,988     $(4,846)      $6,142          $16,181     $(11,318)      $4,863
                                      ===           =======     =======       ======          =======     ========       ======

     Amortization expense amounts to $2,681,000 for the year ended December 31, 2002. Estimated amortization expense for each of the fiscal years ending December 31, is presented below:

    (IN THOUSANDS)
    ----------------------------------------------------------------------

    2003............................................         $ 2,573
    2004............................................           1,900
    2005............................................             837
    2006............................................             594
    2007............................................             238


NOTE 5 -- CREDIT FACILITY AND LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              DECEMBER 31,
                                                         ----------------------
    (IN THOUSANDS)                                         2002         2001
    ----------------------------------------------------------------------------

    Term loans payable ...............................   $ 263,375    $ 283,062
    Notes payable relating to revolving
      credit facilities ..............................           -        7,800
    Capital lease obligations (see Note 9) ...........       5,993        2,827
                                                         ---------    ---------
                                                           269,368      293,689
    Less: current maturities .........................     (21,713)     (15,455)
                                                         ---------    ---------
                                                         $ 247,655    $ 278,234
                                                         =========    =========

     Credit Agreement: Apria currently has a $400,000,000 senior secured credit agreement with a syndicate of lenders led by Bank of America, N.A. The credit agreement was amended effective June 7, 2002. Prior to the amendment, the credit facilities consisted of a $100,000,000 five-year revolving credit facility, a $125,000,000 five-year term loan and a $175,000,000 six-year term loan. The $125,000,000 term loan, the terms of which remain unchanged, had a balance of $91,000,000 at December 31, 2002 and is currently repayable in 14 consecutive quarterly installments of $6,000,000 to $7,000,000 each, beginning June 30, 2003. The $175,000,000 term loan, which had a balance of $172,375,000 at December 31, 2002, was amended in June 2002 to extend the maturity date to seven years, to reduce the applicable interest rate margins and to modify the repayment schedule. It is now repayable in 18 consecutive quarterly installments of $437,500 each, followed by three consecutive quarterly installments of $41,125,000 each, and a final payment of $41,125,000 due on July 20, 2008.

     On December 31, 2002 the company made voluntary prepayments of $6,000,000 on the $125,000,000 term loan and $437,500 on the $175,000,000 term loan. The voluntary prepayments were applied against future scheduled quarterly payments, effectively eliminating any payment requirements for both term loans until June 2003.

     On December 31, 2002, there were no borrowings under the revolving credit facility, outstanding letters of credit totaled $5,155,000 and credit available under the revolving facility was $94,845,000.

     The senior secured credit agreement permits Apria to select one of two variable interest rates. One option is the base rate, which is expressed as the higher of (a) the Federal Funds rate plus 0.50% or (b) the Prime Rate. The other option is the Eurodollar rate, which is based on the London Interbank Offered Rate ("LIBOR"). Interest on outstanding balances under the senior secured credit agreement are determined by adding a margin to the Eurodollar rate or base rate in effect at each interest calculation date. The applicable margins for the revolving credit facility and the $125,000,000 term loan are based on Apria's leverage ratio, which is the ratio of its funded debt to its last four quarters of earnings before interest, taxes, depreciation and amortization. The applicable margin ranges from 1.50% to 2.25% for Eurodollar loans and from 0.50% to 1.25% for base rate loans. For the $175,000,000 term loan, the margins were amended in June 2002 and are currently fixed at 2.00% for Eurodollar loans and 1.00% for base rate loans. The effective interest rate at December 31, 2002 was 4.21% on total borrowings of $263,375,000. The senior credit agreement also requires payment of commitment fees ranging from 0.25% to 0.50% (also based on Apria's leverage ratio) on the unused portion of the revolving credit facility.

     Borrowings under the senior secured credit facilities are collateralized by substantially all of the assets of Apria. The credit agreement contains numerous restrictions, including but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, acquisitions and investments, and restrictions on cash dividends, loans and other distributions. The agreement also permits Apria to expend a maximum of $100,000,000 per year on acquisitions. At December 31, 2002, the company was in compliance with all of the financial covenants required by the credit agreement.

     The carrying value of the term loans and the revolving credit facility approximates fair value because the underlying instruments are variable notes that reprice frequently.

     Maturities of long-term debt, exclusive of capital lease obligations, are as follows:

                                                        FOR THE YEAR ENDING
     (IN THOUSANDS)                                         DECEMBER 31,
     ----------------------------------------------------------------------
     2003..........................................         $  19,312
     2004..........................................            26,500
     2005..........................................            29,000
     2006..........................................            22,750
     2007..........................................            42,438
     2008..........................................           123,375
                                                            ---------
                                                             $263,375
                                                            =========

     Total interest paid in 2002, 2001 and 2000 amounted to $13,691,000, $28,642,000 and $37,119,000, respectively.

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

     Since October 2001, Apria has been a party to two interest rate swap agreements that fixed $100,000,000 of the company's LIBOR-based variable rate debt at 2.58% (before the applicable margin). These agreements are scheduled to expire on March 31, 2003. During the fourth quarter of 2002, Apria entered into four new interest rate swap agreements with two different parties. The new swap agreements became effective December 5, 2002, with two agreements of $25,000,000 each expiring in December 2004 and the remaining two agreements of $25,000,000 each expiring in December 2005 and 2006, respectively. Under these agreements, with a total notional amount of $100,000,000, the interest rates on an equivalent amount of the company's LIBOR-based variable rate debt are fixed at rates ranging from 2.43% to 3.42% (before the applicable margin). The swaps are being accounted for as cash flow hedges under SFAS No. 133. Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the years ended December 31, 2002 and 2001, Apria paid net settlement amounts of $780,000 and $39,000, respectively. At December 31, 2002, the aggregate fair value of the swap agreements was a deficit of $1,991,000 and, accordingly, is reflected in the accompanying balance sheet in other accrued liabilities. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income.

NOTE 6 -- STOCKHOLDERS' EQUITY

     Treasury Stock: In February 2002, Apria implemented a plan to repurchase up to $35,000,000 of outstanding common stock. Depending on market conditions and other considerations, repurchases were made throughout the year in open market transactions. During 2002, Apria repurchased 1,597,000 shares for $35,000,000. In 2000, Apria repurchased 86,000 shares of its common stock for $958,000. All repurchased common shares are being held in treasury.

     In March 2003, Apria announced that its Board of Directors had authorized the company to repurchase up to $35,000,000 of its outstanding common stock during fiscal year 2003. As of March 24, 2003, the company has repurchased 50,700 shares for $1,120,000.

     Stock Compensation Plans: Apria has various stock-based compensation plans, which are described below. Management accounts for these plans under the recognition and measurement principles of APB No. 25 and related interpretations. No stock-based employee compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     For purposes of the pro forma disclosure presented in Note 1, the fair value of each option grant is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: risk-free interest rates ranging from 2.80% to 4.71%, 3.83% to 5.03% and 5.99% to 6.72%, respectively;
dividend yield of 0% for all years; expected lives of 4.13 years in 2002, 4.25 years for 2001 and 4.89 years for 2000; and volatility of 59% for 2002, 62% for 2001 and 65% for 2000. See "Note 1 - Summary of Significant Accounting Policies
- Stock-based Compensation."

     Fixed Stock Options: Apria has various fixed stock option plans that provide for the granting of incentive or non-statutory options to its key employees and non-employee members of the Board of Directors. In the case of incentive stock options, the exercise price may not be less than the fair market value of the company's stock on the date of the grant, and may not be less than 110% of the fair market value of the company's stock on the date of the grant for any individual possessing 10% or more of the voting power of all classes of stock of the company. The dates at which the options become exercisable range from the date of grant to five years after the date of grant and expire not later than 10 years after the date of grant. The weighted-average fair values of fixed stock options granted during 2002, 2001 and 2000 were $11.79, $14.06 and $9.85, respectively.

     A summary of the status of Apria's fixed stock options as of December 31, 2002, 2001 and 2000, and the activity during the years ending on those dates is presented below:

                                                       2002                        2001                        2000
                                            --------------------------   -------------------------   ---------------------------
                                                          WEIGHTED-                   WEIGHTED-                    WEIGHTED-
                                                           AVERAGE                     AVERAGE                      AVERAGE
                                              SHARES    EXERCISE PRICE      SHARES  EXERCISE PRICE      SHARES   EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year..........  4,347,019      $20.41         3,268,096      $15.87       2,619,083      $15.73
Granted:
  Exercise price equal to fair value......  1,546,500      $23.59         2,246,000      $26.65       1,136,000      $16.47
Exercised.................................   (703,858)     $13.10          (548,185)     $15.45        (322,432)     $15.87
Forfeited.................................   (831,685)     $25.77          (618,892)     $23.99        (164,555)     $17.69
                                            ---------                     ---------                   ---------
Outstanding at end of year................  4,357,976      $21.69         4,347,019      $20.41       3,268,096      $15.87
                                            =========                     =========                   =========
Exercisable at end of year................  2,057,595      $19.18         1,913,525      $16.02       1,868,339      $15.23
                                            =========                     =========                   =========

     The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                            ---------------------------------------------        ----------------------------
                                                             WEIGHTED-
                                                              AVERAGE
                                                             REMAINING        WEIGHTED-                           WEIGHTED-
                                              NUMBER        CONTRACTUAL        AVERAGE              NUMBER         AVERAGE
RANGE OF EXERCISE PRICES                    OUTSTANDING   LIFE (IN YEARS)  EXERCISE PRICE         EXERCISABLE  EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------------
      $ 6.69 - $12.19                         256,970          5.21            $ 9.47               226,970         $ 9.11
      $12.25 - $16.63                         376,698          6.00            $14.61               347,196         $14.57
      $16.94 - $16.94                         378,191          7.01            $16.94               199,157         $16.94
      $17.05 - $20.00                         482,011          5.97            $18.38               477,011         $18.37
      $20.50 - $26.45                       1,942,740          7.90            $23.84               514,569         $23.80
      $27.13 - $29.00                         921,366          7.91            $27.14               292,692         $27.18
                                            ---------                                             ---------
      $ 6.69 - $29.00                       4,357,976          7.29            $21.69             2,057,595         $19.18
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

     A summary of the status of Apria's performance-based stock options at December 31, 2002, 2001 and 2000, and the activity during the years ending on those dates is presented below:

                                                      2002                        2001                          2000
                                            -------------------------    ------------------------    --------------------------
                                                         WEIGHTED-                   WEIGHTED-                     WEIGHTED-
                                                          AVERAGE                     AVERAGE                       AVERAGE
                                             SHARES    EXERCISE PRICE      SHARES  EXERCISE PRICE       SHARES   EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year..........  1,396,210      $ 7.91         2,384,402     $ 7.99        3,208,392     $ 7.77
Granted:
  Exercise price equal to fair value......          -      $    -                 -     $    -                -     $    -
Exercised................................. (1,186,552)     $ 8.01          (988,192)    $ 8.09         (776,484)    $ 7.20
Forfeited.................................          -      $    -                 -     $    -          (47,506)    $ 6.50
                                           ----------                     ---------                   ---------
Outstanding at end of year................    209,658      $ 7.34         1,396,210     $ 7.91        2,384,402     $ 7.99
                                           ==========                     =========                   =========
Exercisable at end of year................    209,658      $ 7.34         1,396,210     $ 7.91        1,747,365     $ 8.36
                                           ==========                     =========                   =========


     The following table summarizes information about performance-based stock options outstanding at December 31, 2002:

                                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                            ---------------------------------------------        ----------------------------
                                                             WEIGHTED-
                                                              AVERAGE
                                                             REMAINING       WEIGHTED-                           WEIGHTED-
                                              NUMBER        CONTRACTUAL       AVERAGE                NUMBER       AVERAGE
RANGE OF EXERCISE PRICES                    OUTSTANDING   LIFE (IN YEARS)  EXERCISE PRICE         EXERCISABLE  EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------------
      $ 6.50 - $10.75                       186,408           5.57           $ 6.55                 186,408        $ 6.55
      $12.25 - $18.56                        23,250           1.58           $13.61                  23,250        $13.61
                                            -------                                                 -------
      $ 6.50 - $18.56                       209,658           5.13           $ 7.34                 209,658        $ 7.34
                                            =======                                                 =======

     Approximately 7,682,000 shares of common stock are reserved for future issuance upon exercise of stock options under all of Apria's active plans.

NOTE 7 -- INCOME TAXES

     Significant components of Apria's deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                           --------------------
     (IN THOUSANDS)                                           2002       2001
     --------------------------------------------------------------------------
     Deferred tax assets:
       Allowance for doubtful accounts .................   $ 12,077    $ 12,028
       Accruals ........................................      9,266       9,309
       Asset valuation reserves ........................      2,076       2,181
       Net operating loss carryforward, limited
          by Section 382 ...............................     10,685      35,623
       AMT credit carryovers ...........................      9,614       9,766
       Intangible assets ...............................      3,102       4,823
       Other, net ......................................      3,592       2,429
                                                           --------    --------
             Total deferred tax assets .................     50,412      76,159
                                                           --------    --------

     Deferred tax liabilities:
       Tax over book depreciation ......................    (16,911)     (4,122)
       Tax over book goodwill amortization .............     (5,829)          -
       Other, net ......................................          -      (1,182)
                                                           --------    --------
             Total deferred tax liabilities ............    (22,740)     (5,304)
                                                            --------    --------

             Net deferred tax assets ...................   $ 27,672    $ 70,855
                                                           ========    ========

     At December 31, 2002, Apria had federal net operating loss carryforwards of $15,348,000, expiring in varying amounts in the years 2003 through 2018, and various state operating loss carryforwards that began to expire in 1997. Additionally, the company has an alternative minimum tax credit carryforward of $9,614,000.

     As a result of settling prior year tax examinations, Apria utilized approximately $34,200,000 of its previously limited $57,000,000 net operating loss carryforward during 2002. Such net operating loss carryforward was generated prior to 1992 and utilization had been limited to $5,000,000 per year in accordance with Internal Revenue Code Section 382. Prior to 2002, the $57,000,000 net operating loss carryforward was not recognized for financial statement reporting purposes as management believed it unlikely that they would be used before expiration. The remaining net operating loss carryforward of approximately $22,800,000 is excluded from the related deferred tax assets and will expire unused.

     Income tax expense (benefit) consists of the following:

                                               YEAR ENDED DECEMBER 31,
                                        -------------------------------------
     (IN THOUSANDS)                       2002          2001           2000
     ------------------------------------------------------------------------

     Current:
        Federal ...............         $ (8,348)     $  2,150       $  1,622
        State .................            6,408         1,200          5,099
                                        --------      --------       --------
                                          (1,940)        3,350          6,721
     Deferred:
        Federal ...............           53,058        39,049         30,116
        State .................            1,239         1,698          4,298
                                        --------      --------       --------
                                          54,297        40,747         34,414
                                        --------      --------       --------
                                        $ 52,357      $ 44,097       $ 41,135
                                        ========      ========       ========

     During 2002, the exercise of stock options granted under Apria's various stock option plans gave rise to $27,601,000 in compensation that is includable as taxable income to the employee and deductible by the company for federal and state tax purposes but is not recognized as expense for financial reporting purposes. Such tax benefits are included in additional paid-in capital.

     Differences between Apria's income tax expense (benefit) and an amount calculated utilizing the federal statutory rate are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                         --------------------------------
     (IN THOUSANDS)                                        2002        2001        2000
     ------------------------------------------------------------------------------------
     Income tax expense at statutory rate ............   $ 58,783    $ 41,140    $ 34,349
     Non-deductible expenses .........................        735       1,693       1,590
     State and foreign taxes, net of federal
       benefit and state loss carryforwards ..........      4,519       2,959       3,942
     Examination settlements .........................    (11,073)          -           -
     Other ...........................................       (607)     (1,695)      1,254
                                                         --------    --------    --------
                                                         $ 52,357    $ 44,097    $ 41,135
                                                         ========    ========    ========

     Net income taxes (received) paid in 2002, 2001 and 2000 amounted to $(3,165,000), $2,096,000 and $2,575,000, respectively.


NOTE 8 -- PER SHARE AMOUNTS

     The following table sets forth the computation of basic and diluted per share amounts:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                              ------------------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2002       2001       2000
     -------------------------------------------------------------------------------------------------------
     Numerator:
        Net income ........................................................   $115,595   $ 71,917   $ 57,006
        Numerator for basic and diluted per share amounts - net income
           available to common stockholders ...............................   $115,595   $ 71,917   $ 57,006

     Denominator:
        Denominator for basic per share
           amounts - weighted-average shares ..............................     54,586     53,971     52,375

        Effect of dilutive securities:
           Employee stock options .........................................        869      1,807      1,647
                                                                              --------   --------   --------
           Total dilutive potential common shares .........................        869      1,807      1,647
                                                                              --------   --------   --------
        Denominator for diluted per share amounts - adjusted
            weighted-average shares .......................................     55,455     55,778     54,022
                                                                              ========   ========   ========

     Basic net income per common share ....................................   $   2.12   $   1.33   $   1.09
                                                                              ========   ========   ========
     Diluted net income per common share ..................................   $   2.08   $   1.29   $   1.06
                                                                              ========   ========   ========

     Employee stock options excluded from the computation of diluted per share amounts:

           Shares for which exercise price exceeds
              average market price of common stock ........................      2,543      1,853        249
                                                                              ========   ========   ========
      Average exercise price per share that exceeds
        average market price of common stock ..............................   $  25.31   $  26.86   $  25.52
                                                                              ========   ========   ========


NOTE 9 -- LEASES

     Apria leases substantially all of its facilities. In addition, delivery vehicles and office equipment are leased under operating leases. Lease terms are generally ten years or less with renewal options for additional periods. Many leases provide that the company pay taxes, maintenance, insurance and other expenses. Rentals are generally increased annually by the Consumer Price Index, subject to certain maximum amounts defined within individual agreements.

     Apria occasionally subleases unused facility space when a lease buyout is not a viable option. Sublease income, in amounts not considered material, is recognized monthly and is offset against facility lease expense. Net rent expense in 2002, 2001 and 2000 amounted to $62,383,000, $60,618,000 and
$56,243,000, respectively.

     In addition, during 2002, 2001 and 2000, Apria acquired information systems totaling $5,937,000, $1,837,000 and $3,054,000, respectively, under capital lease arrangements with lease terms ranging from 24 to 36 months. Amortization of the leased information systems amounted to $1,686,000, $811,000 and $87,000 in 2002, 2001 and 2000, respectively.

     The following amounts for assets under capital lease obligations are included in property, equipment and improvements:

                                                           DECEMBER 31,
                                                    ---------------------------
     (IN THOUSANDS)                                    2002            2001
     --------------------------------------------------------------------------

     Information systems..........................  $   7,773        $   4,458
     Less accumulated depreciation................     (1,686)            (811)
                                                    ---------        ---------
                                                    $   6,087        $   3,647
                                                    =========        =========

     Future minimum payments, by year and in the aggregate, required under capital lease obligations and noncancelable operating leases consist of the following at December 31, 2002:

                                                        CAPITAL    OPERATING
     (IN THOUSANDS)                                     LEASES      LEASES
     -----------------------------------------------------------------------
     2003...........................................   $  2,661     $ 56,244
     2004...........................................      2,525       48,457
     2005...........................................      1,224       42,724
     2006...........................................          -       32,159
     2007...........................................          -       19,881
     Thereafter.....................................          -       24,776
                                                       --------     --------
                                                          6,410     $224,241
                                                                    ========
     Less interest included in minimum
       lease payments...............................       (417)
                                                       --------
     Present value of minimum lease payments........      5,993
     Less current portion...........................     (2,401)
                                                       --------
                                                       $  3,592
                                                       ========

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     Apria has a 401(k) defined contribution plan, whereby eligible employees may contribute up to 35% of their annual base earnings. The company matches 50% of the first 8% of employee contributions. Total expenses related to the defined contribution plan were $4,569,000, $4,227,000 and $3,792,000 in 2002, 2001 and
2000, respectively.


NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     Regulatory Environment: The healthcare industry is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various governmental programs. Many of these laws are subject to governmental review, interpretation and reform, all of which complicate compliance. If Apria is deemed to have violated these laws and regulations, Apria could be subject to significant fines or penalties, facility shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid.

     Litigation: Apria and certain of its present and former officers and/or directors were defendants in a class action lawsuit, In Re Apria Healthcare Group Securities Litigation, filed in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV98-217 GLT). The complaint alleged, among other things, that the defendants made false and/or misleading public statements regarding Apria and its financial condition in violation of federal securities laws. Two similar class actions were filed during July 1998 in the Superior Court for the State of California for the County of Orange, which were consolidated by a court order dated October 22, 1998 (Master Case No. 797060). Following a series of settlement discussions, the parties reached an agreement to settle both the federal and state class actions for $42 million. Under the terms of the settlement, Apria paid $1 million and its insurance carriers paid $41 million. Pursuant to the settlement: (1) the State Court class actions were concluded on August 20, 2002 by entry of an Order and Final Judgment; and (2) the District Court class action was dismissed on August 21, 2002.

     In August 2001, a purported class action lawsuit was filed against Apria and its former Chief Executive Officer in the U.S. District Court for the Central District of California, Southern Division (Case No. SACV01-5160 PA), entitled J.E.B. Capital Partners, LP v. Apria Healthcare Group Inc. and Philip
L. Carter. The complaint alleged that Apria made false and/or misleading public statements in its public disclosures concerning the qui tam litigation referred to below. On October 10, 2002, the District Court entered a judgment in favor of Apria and dismissed the complaint. On November 8, 2002, the plaintiff appealed that dismissal. On January 22, 2003, the Court of Appeals, acting on a stipulation by the parties, entered an order dismissing the appeal and finally concluding this litigation in favor of Apria.

     As previously reported, since mid-1998 Apria has been the subject of an investigation conducted by the U.S. Attorney's office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerns the documentation supporting Apria's billing for services provided to patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government and has responded to various document requests and subpoenas.

     Apria has been informed that the investigation is the result of civil qui tam litigation filed on behalf of the government against Apria. The complaints in the litigation are under seal, however, and the government has not informed Apria of either the identities of the plaintiffs, the court or courts where the proceedings are pending, the date or dates instituted or the factual bases alleged to underlie the proceedings. To date, the U.S. Attorney's office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

     Government representatives and counsel for the plaintiffs in the qui tam actions asserted in July 2001 that, by a process of extrapolation from a sample of 300 patient files to all of Apria's billings to the federal government during the three-and-one-half year sample period, Apria could be liable to the government under the False Claims Act for more than $9 billion, consisting of extrapolated overpayment liability, treble damages and penalties of up to $10,000 for each allegedly false claim derived from the extrapolation.

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

     Apria has been exchanging information and having discussions with government representatives in an attempt to explore whether it will be possible to resolve this matter on a basis that would be considered fair and reasonable by all parties. Apria cannot provide any assurances as to the outcome of these discussions, however, or as to the outcome of the qui tam litigation in the absence of a settlement. Management cannot estimate the possible loss or range of loss that may result from these proceedings and therefore has not recorded any related accruals.

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

     Certain Concentrations: Approximately 67% of Apria's 2002 revenues are derived from respiratory therapy services, a significant portion of which is reimbursed under the federal Medicare program. The Balanced Budget Act of 1997 contained several provisions that have affected Apria's Medicare reimbursement levels. Subsequent legislation - the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 - mitigated some of the effects of the original legislation.
However, there are some pending issues that may further impact Medicare reimbursement to Apria in the future, such as potential reimbursement reductions under an inherent reasonableness authority and competitive bidding. Also currently at issue is the potential adoption of an alternative pricing methodology for certain drugs and biologicals. The timing and magnitude of reimbursement reductions that may result from any of these issues are not currently known.

     Apria currently purchases approximately 50% of its patient service equipment and supplies from four suppliers. Although there are a limited number of suppliers, management believes that other suppliers could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect operating results.

     Guarantees and Indemnities: From time to time Apria enters into certain types of contracts that contingently require the company to indemnify parties against third party claims. These contracts primarily relate to (i) certain asset purchase agreements, under which the company may provide customary indemnification to the Seller of the business being acquired; (ii) certain real estate leases, under which the company may be required to indemnify property owners for environmental or other liabilities and other claims arising from the company's use of the applicable premises; and (iii) certain agreements with the company's officers, directors and employees, under which the company may be required to indemnify such persons for liabilities arising out of their employment relationship.

     The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on the company's balance sheets for any of the periods presented.

NOTE 12 -- SERVICE/PRODUCT LINE DATA

     The following table sets forth a summary of net revenues and gross profit by service line:

                                                                               YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------
     (IN THOUSANDS)                                                        2002         2001          2000
     --------------------------------------------------------------------------------------------------------

     Net revenues:
       Respiratory therapy........................................    $  830,972     $  742,805    $  656,089
       Infusion therapy...........................................       229,190        216,436       194,508
       Home medical equipment/other...............................       192,034        172,674       163,604
                                                                      ----------     ----------    ----------
               Total net revenues.................................    $1,252,196     $1,131,915    $1,014,201
                                                                      ==========     ==========    ==========

     Gross profit:
       Respiratory therapy........................................    $  661,879     $  588,868    $  521,867
       Infusion therapy...........................................       130,439        126,778       115,352
       Home medical equipment/other...............................       118,961        108,622        98,040
                                                                      ----------     ----------    ----------
               Total gross profit.................................    $  911,279     $  824,268    $  735,259
                                                                      ==========     ==========    ==========

NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            QUARTER
                                                        ------------------------------------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                FIRST       SECOND        THIRD       FOURTH
     ---------------------------------------------------------------------------------------------------
     2002
     Net revenues ...................................   $301,345     $310,425     $312,046     $328,380
     Gross profit ...................................   $219,226     $225,942     $227,813     $238,298
     Operating income ...............................   $ 40,936     $ 45,817     $ 45,873     $ 46,119
     Net income .....................................   $ 22,995     $ 26,158     $ 26,465     $ 39,977

     Basic income per common share ..................   $   0.42     $   0.48     $   0.48     $   0.73
     Diluted income per common share ................   $   0.41     $   0.47     $   0.48     $   0.72



     2001
     Net revenues ...................................   $271,354     $283,480     $284,025     $293,056
     Gross profit ...................................   $195,076     $207,905     $207,548     $213,739
     Operating income ...............................   $ 35,696     $ 35,613     $ 35,681     $ 36,237
     Income before extraordinary charge .............   $ 17,076     $ 17,247     $ 19,133     $ 19,989
     Net income .....................................   $ 17,076     $ 17,247     $ 17,605     $ 19,989

     Basic income per common share:
       Income before extraordinary charge ...........   $   0.32     $   0.32     $   0.35     $   0.37
       Extraordinary charge on debt refinancing,
          net of taxes ..............................          -            -         0.03          -
                                                        --------     --------     --------     --------
               Net income ...........................   $   0.32     $   0.32     $   0.32     $   0.37
                                                        ========     ========     ========     ========

     Diluted income per common share:
       Income before extraordinary charge ...........   $   0.31     $   0.31     $   0.34     $   0.36
       Extraordinary charge on debt refinancing,
          net of taxes ..............................          -            -         0.03            -
                                                        --------     --------     --------     --------
              Net income ...........................    $   0.31     $   0.31     $   0.31     $   0.36
                                                        ========     ========     ========     ========

     Fourth Quarter - 2002: Net income for the fourth quarter of 2002 reflects the positive impact of prior year income tax examinations that were settled in the period. The components of this are as follows: income tax benefit of $11,073,000, interest income of $4,045,000 and related professional fee expense of $1,710,000.

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







                                   o o o o o o


                                                    APRIA HEALTHCARE GROUP INC.

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                         ADDITIONS
                                                                   -----------------------
                                                     BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                                      BEGINNING    COSTS AND      OTHER                     END OF
(IN THOUSANDS)                                        OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2002
----------------------------
Deducted from asset accounts:
   Allowance for doubtful accounts..............     $ 32,073      $ 45,115     $      -      $ 44,982     $ 32,206
   Reserve for inventory and patient
      service equipment shortages...............        5,816             -            -           499        5,317
                                                     --------      --------     --------      --------     --------
                  Totals........................     $ 37,889      $ 45,115     $      -      $ 45,481     $ 37,523
                                                     ========      ========     ========      ========     ========


Year ended December 31, 2001
----------------------------
Deducted from asset accounts:
   Allowance for doubtful accounts..............     $ 39,787      $ 37,110     $      -      $ 44,824     $ 32,073
   Reserve for inventory and patient
      service equipment shortages...............        7,790             -            -         1,974        5,816
                                                     --------      --------     --------      --------     --------
                  Totals........................     $ 47,577      $ 37,110     $      -      $ 46,798     $ 37,889
                                                     ========      ========     ========      ========     ========


Year ended December 31, 2000
----------------------------
Deducted from asset accounts:
   Allowance for doubtful accounts..............     $ 44,652     $  32,166     $      -      $ 37,031     $ 39,787
   Reserve for inventory and patient
      service equipment shortages...............       10,359             -            -         2,569        7,790
                                                     --------     ---------     --------      --------     --------
                  Totals........................     $ 55,011     $  32,166     $      -      $ 39,600     $ 47,577
                                                     ========     =========     ========      ========     ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2003

                                       APRIA HEALTHCARE GROUP INC.

                                   By: /s/ LAWRENCE M. HIGBY
                                       --------------------------------------
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                        DATE
--------------------------------------------------------------------------------

/s/ LAWRENCE M. HIGBY
--------------------------
Lawrence M. Higby             President, Chief Executive         March 31, 2003
                              Officer and Director
                              (Principal Executive Officer)


/s/ JAMES E. BAKER
--------------------------
James E. Baker                Chief Financial Officer            March 31, 2003
                              (Principal Financial and
                               Accounting Officer)


/s/ RALPH V. WHITWORTH
--------------------------
Ralph V. Whitworth            Director, Chairman
                              of the Board                       March 31, 2003


/s/ VICENTE ANIDO, JR.
--------------------------
Vicente Anido, Jr.            Director                           March 31, 2003


/s/ I. T. CORLEY
--------------------------
I. T. Corley                  Director                           March 31, 2003


/s/ DAVID L. GOLDSMITH
--------------------------
David L. Goldsmith            Director                           March 31, 2003


/s/ RICHARD H. KOPPES
--------------------------
Richard H. Koppes             Director                           March 31, 2003


/s/ PHILIP R. LOCHNER, JR.
--------------------------
Philip R. Lochner, Jr.        Director                           March 31, 2003


/s/ JERI L. LOSE
--------------------------
Jeri L. Lose                  Director                           March 31, 2003


/s/ BEVERLY B. THOMAS
--------------------------
Beverly B. Thomas             Director                           March 31, 2003

CERTIFICATION - CHIEF EXECUTIVE OFFICER


I, Lawrence M. Higby, certify that:

1.   I have reviewed this annual report on Form 10-K of Apria  Healthcare  Group
     Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003




                                       /s/ LAWRENCE M. HIGBY
                                       ------------------------------------
                                       Lawrence M. Higby
                                       Chief Executive Officer

CERTIFICATION - CHIEF FINANCIAL OFFICER


I, James E. Baker, certify that:

1.   I have reviewed this annual report on Form 10-K of Apria  Healthcare  Group
     Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003




                                       /s/ JAMES E. BAKER
                                       ------------------------------------
                                       James E. Baker
                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION                                                                    REFERENCE
--------------------------------------------------------------------------------------------------------------------------------

3.1     Restated Certificate of Incorporation of Registrant.                                                         (c)

3.2     Certificate  of  Ownership and Merger  merging Apria  Healthcare Group Inc. into Abbey and amending
        Abbey's Restated Certificate of Incorporation to change Abbey's name to "Apria Healthcare Group Inc."        (l)

3.3     Amended and Restated Bylaws of Registrant, as amended on May 5, 1998.                                        (f)

3.4     Certificate of Amendment of Certificate of Incorporation of Apria Healthcare Group Inc.                      (h)

3.5     Amended and Restated Bylaws of Registrant, as amended on October 29, 1999.                                   (i)

3.6     Amended and Restated Bylaws of Registrant, as amended on September 3, 2002.                                  (o)

3.7     Amended and Restated Bylaws of Registrant, as amended on November 20, 2002.

4.1     Specimen Stock Certificate of the Registrant.                                                                (l)

4.2     Certificate of Designation of the Registrant.                                                                (c)

10.1    1991 Stock Option Plan.                                                                                      (a)

10.2    Schedule of Registration Procedures and Related Matters.                                                     (b)

10.3    401(k) Savings Plan, restated effective October 1, 1993, amended December 28, 1994.                          (e)

10.4    Amendment Number Two to the 401(k) Savings Plan, dated June 27, 1995.

10.5    Apria/Homedco Stock Incentive Plan, dated June 28, 1995.                                                     (d)

10.6    Amended and Restated 1992 Stock Incentive Plan.                                                              (e)

10.7    Amendment Number Three to the 401(k) Savings Plan, effective January 1, 1996.

10.8    Amendment 1996-1 to the 1991 Stock Option Plan, dated October 28, 1996.                                      (g)

10.9    Amendment 1996-1 to the Amended and Restated 1992 Stock Incentive Plan, dated October 28, 1996.              (g)

10.10   Amended and Restated 1997 Stock Incentive Plan, dated February 27, 1997, as amended through June 30,
        1998.                                                                                                        (g)

10.11   Executive Severance Agreement effective June 28, 1997, between Registrant and James E. Baker.                (g)

10.12   1998 Nonqualified Stock Incentive Plan, dated December 15, 1998.                                             (g)

10.13   Building Lease, dated December 6, 2000 and commencing on December 1, 2001, between MSGW California I,
        LLC and Apria Healthcare, Inc. for two  buildings within the MSGW/Pacific Commercentre Business Park,
        Lake Forest, California.                                                                                     (k)

10.14   Amendment No. 1 to the 1998 Nonqualified Stock Incentive Plan, dated January 31, 2001.                       (j)

10.15   Credit  Agreement  dated July 20, 2001, among  Registrant  and certain  of its subsidiaries, Bank of
        America National Association and other financial institutions party to the Credit Agreement.                 (k)

10.16   Underwriting Agreement dated August 9, 2001, between Registrant and Relational Investors, LLC.               (k)

10.17   Resignation and General Release Agreement effective February 12, 2002, between Registrant and Philip
        L. Carter.                                                                                                   (l)

10.18   Amended and Restated Employment Agreement effective February 12, 2002, between Registrant and Lawrence
        M. Higby.                                                                                                    (o)

10.19   Employment Agreement effective April 4, 2002, between Registrant and Lawrence A. Mastrovich.                 (m)

10.20   Executive Severance Agreement effective May 8, 2002, between Registrant and Anthony S. Domenico.             (n)

10.21   Third Amended and  Restated Credit Agreement dated June 7, 2002, among Registrant and  certain of its subsidiaries,  Bank of America  National Association and  other financial institutions party  to the
        Credit Agreement.                                                                                            (n)

10.22   International Swaps and Derivatives Association, Inc. Master Agreement dated December 3, 2002, between
        Registrant and Credit Lyonnais New York Branch.

10.23   Schedule to the Master Agreement dated December 3, 2002, between Registrant and Credit Lyonnais New
        York Branch.

10.24   International Swaps and Derivatives Association, Inc. Master Agreement dated December 3, 2002, between
        Registrant and Bank of Nova Scotia.

10.25   Schedule to the Master Agreement dated December 3, 2002, between Registrant and Bank of Nova Scotia.

10.26   Amendment to Executive  Severance  Agreement dated March 18, 2003, between  Registrant and Anthony S.
        Domenico.

21.1    List of Subsidiaries.

23.1    Consent of Deloitte & Touche LLP, Independent Auditors.

99.1    Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2    Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.




                               REFERENCES - DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

(a)     Incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-44690), as filed on
        December 23, 1991.

(b)     Incorporated by reference to Registration Statement on Form S-4 (Registration No. 33-69094), as filed on
        September 17, 1993.

(c)     Incorporated  by reference to  Registration  Statement on Form S-4
        (Registration No. 33-90658), and its appendices, as filed on March
        27, 1995.

(d)     Incorporated by reference to Registration Statement on Form S-8 (Registration No. 33-94026), as filed on
        June 28, 1995.

(e)     Incorporated by reference to Registration Statement on Form S-8 (Registration No. 33-80581), as filed on
        December 19, 1995.

(f)     Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 1998, as filed on August 14, 1998.

(g)     Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.

(h)     Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 1999, as filed on August 12, 1999.

(i)     Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 1999, as filed on November
        12, 1999.

(j)     Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000.

(k)     Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 2001, as filed on November
        14, 2001.

(l)     Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001.

(m)     Incorporated by reference to Quarterly Report on Form 10-Q dated March 31, 2002, as filed on May 15, 2002.

(n)     Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2002, as filed on August 14, 2002.

(o)     Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 2002, as filed on November
        14, 2002.
