Form 10-Q
period 2003-03-31
APRIA HEALTHCARE GROUP INC
filed 2003-05-15
CIK 882289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2003

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

There were 55,042,799 shares of common stock, $.001 par value, outstanding at May 9, 2003.

                           APRIA HEALTHCARE GROUP INC.

                                    FORM 10-Q

                       FOR THE PERIOD ENDED MARCH 31, 2003






PART I.    FINANCIAL INFORMATION
--------------------------------

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

Item 4.    Controls and Procedures


PART II.   OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES
----------


CERTIFICATIONS
--------------
Chief Executive Officer
Chief Financial Officer


EXHIBITS
--------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                           APRIA HEALTHCARE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                                      MARCH 31,   DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                  2003         2002
--------------------------------------------------------------------------------------------------------------
                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................................................   $  19,646    $  26,383
  Accounts receivable, less allowance for doubtful accounts of $34,290
    and $32,206 at March 31, 2003 and December 31, 2002, respectively ............     197,259      185,298
  Inventories, net ...............................................................      30,417       27,067
  Deferred income taxes ..........................................................      34,315       37,205
  Prepaid expenses and other current assets ......................................      15,630       14,408
                                                                                     ---------    ---------
          TOTAL CURRENT ASSETS ...................................................     297,267      290,361

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $376,623
  and $368,420 at March 31, 2003 and December 31, 2002, respectively .............     197,117      186,210
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET ........................................      53,013       54,134
DEFERRED INCOME TAXES ............................................................       3,328        3,446
GOODWILL .........................................................................     266,713      248,863
INTANGIBLE ASSETS, NET ...........................................................       6,140        6,142
OTHER ASSETS .....................................................................       6,196        6,500
                                                                                     ---------    ---------
                                                                                     $ 829,774    $ 795,656
                                                                                     =========    =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................................................   $  61,997    $  65,514
  Accrued payroll and related taxes and benefits .................................      40,514       38,212
  Accrued insurance ..............................................................       8,450        8,021
  Income taxes payable ...........................................................      18,946       10,285
  Other accrued liabilities ......................................................      33,988       39,968
  Current portion of long-term debt ..............................................      28,147       21,713
                                                                                     ---------    ---------
          TOTAL CURRENT LIABILITIES ..............................................     192,042      183,713

LONG-TERM DEBT, net of current portion ...........................................     240,631      247,655

DEFERRED INCOME TAXES ............................................................      17,481       12,979

COMMITMENTS AND CONTINGENCIES (Note G)

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value: 10,000,000 shares authorized;
    none issued ..................................................................           -            -
  Common stock, $.001 par value: 150,000,000 shares authorized;
    56,666,037 and 56,580,677 shares issued at March 31, 2003 and
    December 31, 2002, respectively; 54,932,181 and 54,897,521
    outstanding at March 31, 2003 and December 31, 2002, respectively ............          56           56
  Additional paid-in capital .....................................................     399,064      397,417
  Treasury stock, at cost:  1,733,856 and 1,683,156 shares at March 31, 2003
    and December 31, 2002, respectively ..........................................     (37,081)     (35,961)
  Retained earnings (accumulated deficit) ........................................      18,867       (8,959)
  Accumulated other comprehensive loss ...........................................      (1,286)      (1,244)
                                                                                     ---------    ---------
                                                                                       379,620      351,309
                                                                                     ---------    ---------

                                                                                     $ 829,774    $ 795,656
                                                                                     =========    =========


See notes to condensed consolidated financial statements.


                           APRIA HEALTHCARE GROUP INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                --------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                     2003        2002
------------------------------------------------------------------------------------
Net revenues ..............................................     $335,069    $301,345
Costs and expenses:
   Cost of net revenues:
      Product and supply costs ............................       61,466      55,162
      Patient service equipment depreciation ..............       27,095      23,417
      Nursing services ....................................          215         271
      Other ...............................................        3,385       3,269
                                                                --------    --------
          TOTAL COST OF NET REVENUES ......................       92,161      82,119

   Provision for doubtful accounts ........................       12,801      11,511
   Selling, distribution and administrative ...............      180,972     166,108
   Amortization of intangible assets ......................          696         671
                                                                --------    --------
          TOTAL COSTS AND EXPENSES ........................      286,630     260,409
                                                                --------    --------

          OPERATING INCOME ................................       48,439      40,936
Interest expense, net .....................................        3,481       4,144
                                                                --------    --------
          INCOME BEFORE TAXES .............................       44,958      36,792
Income tax expense ........................................       17,132      13,797
                                                                --------    --------
          NET INCOME ......................................     $ 27,826    $ 22,995
                                                                ========    ========


Basic net income per common share .........................     $   0.51    $   0.42
                                                                ========    ========
Diluted net income per common share .......................     $   0.50    $   0.41
                                                                ========    ========


See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            -------------------
(DOLLARS IN THOUSANDS)                                                                        2003        2002
---------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income ............................................................................   $ 27,826    $ 22,995
  Items included in net income not requiring cash:
     Provision for doubtful accounts ....................................................     12,801      11,511
     Depreciation and amortization ......................................................     32,948      28,111
     Amortization of deferred debt issuance costs .......................................        308         325
     Deferred income taxes and other ....................................................      7,900       9,080
  Changes in operating assets and liabilities, exclusive of effects of acquisitions:
     Accounts receivable ................................................................    (24,762)    (24,999)
     Inventories, net ...................................................................     (2,825)       (165)
     Prepaid expenses and other assets ..................................................     (1,220)         71
     Accounts payable, exclusive of outstanding checks ..................................       (166)     (5,315)
     Accrued payroll and related taxes and benefits .....................................      2,301       2,333
     Income taxes payable ...............................................................      8,661       4,696
     Accrued expenses ...................................................................     (5,242)     (7,384)
                                                                                            --------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES .....................................     58,530      41,259

INVESTING ACTIVITIES
  Purchases of patient service equipment and property,
     equipment and improvements, exclusive of effects of acquisitions ...................    (38,521)    (27,083)
  Proceeds from disposition of assets ...................................................        201          94
  Cash paid for acquisitions, including payments of deferred consideration ..............    (23,107)     (3,320)
                                                                                            --------    --------
          NET CASH USED IN INVESTING ACTIVITIES .........................................    (61,427)    (30,309)

FINANCING ACTIVITIES
  Proceeds from revolving credit facilities .............................................     14,100      89,200
  Payments on revolving credit facilities ...............................................    (14,100)    (78,100)
  Payments on term loans ................................................................          -        (438)
  Payments on other long-term debt ......................................................       (590)       (660)
  Outstanding checks included in accounts payable .......................................     (3,350)     (3,512)
  Repurchases of common stock ...........................................................     (1,120)    (21,670)
  Issuances of common stock .............................................................      1,220       2,260
                                                                                            --------    --------
          NET CASH USED IN FINANCING ACTIVITIES .........................................     (3,840)    (12,920)
                                                                                            --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...............................................     (6,737)     (1,970)
Cash and cash equivalents at beginning of period ........................................     26,383       9,359
                                                                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................................   $ 19,646    $  7,389
                                                                                            ========    ========


See notes to condensed consolidated financial statements.

                           APRIA HEALTHCARE GROUP INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Basis  of  Presentation:   The  accompanying  unaudited  condensed  consolidated
financial statements include the accounts of Apria Healthcare Group Inc. ("Apria" or "the company") and its subsidiaries. Intercompany transactions and accounts have been eliminated.

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the company's 2002 Form 10-K.

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

Revenue Recognition and Concentration of Credit Risk: Net revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 34% of the company's revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represents 10% or more of the company's revenues. The majority of the company's revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues.

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

Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Management also performs focused reviews of certain large and/or problematic payors. Due to continuing changes in the healthcare industry and with third-party reimbursement, it is possible that management's estimates may change in the near term, which could have an impact on operations and cash flows.

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

Recent Accounting Pronouncements: Effective January 1, 2003, Apria adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. Adoption of this statement did not have a material effect on Apria's consolidated financial statements.

Effective January 1, 2003, Apria adopted SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Adoption of this statement did not have a material effect on the company's consolidated financial statements.

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

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosure requirements for the annual and interim financial statements of the guarantor. It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. Apria adopted the recognition and measurement provisions of FIN No. 45 beginning January 1, 2003, while the disclosure provisions became effective at December 31, 2002. Adoption of this interpretation did not have a material effect on Apria's consolidated financial statements as the company did not issue any guarantees during the three month period ended March 31, 2003.

In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, was issued. FIN No. 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entity's activities or the company receives a majority of the entity's residual returns. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Apria adopted the consolidation provisions of FIN No. 46 beginning January 1, 2003, while certain disclosure requirements became effective for all financial statements issued after January 31, 2003, regardless of when the variable interest entities were established. The company currently has no variable interest entities, therefore the adoption of this interpretation is not expected to have a material effect on the company's consolidated financial statements.

Stock-based Compensation: The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Apria has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." No stock-based employee compensation expense is recognized in net income for any of the periods presented. Had compensation expense for the company's stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS No. 123, Apria's net income and per share amounts would have been adjusted to the pro forma amounts indicated below.

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         2003        2002
--------------------------------------------------------------------------------

Net income as reported...................................   $ 27,826    $ 22,995
  Deduct: total stock-based compensation expense
    determined for all awards under fair value-based
    method, net of related tax effects...................      2,022       2,306
                                                            --------    --------
Pro forma net income.....................................   $ 25,804    $ 20,689
                                                            ========    ========

Basic net income per share:
 As reported.............................................   $   0.51    $   0.42
 Pro forma...............................................   $   0.47    $   0.38

Diluted net income per share:
 As reported.............................................   $   0.50    $   0.41
 Pro forma...............................................   $   0.47    $   0.37

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three-month period ended March 31, 2003 and 2002: risk-free interest rates ranging from 2.36% to 2.81% and 4.27% to 4.71%, respectively; dividend yield of 0% for both periods; expected lives ranging from 4.02 to 4.42 years and 4.13 years, respectively; and volatility of 59% for both periods.


NOTE B - BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying consolidated income statements from the dates of acquisition. During the three-month period ended March 31, 2003, cash paid for acquisitions was $23,107,000, which included deferred payments of $3,504,000 that were related to prior year acquisitions. At March 31, 2003, outstanding deferred consideration totaled $6,011,000 and is included on the balance sheet in other accrued liabilities.

During the three months ended March 31, 2003, Apria acquired seven companies comprised entirely of home respiratory therapy businesses. Pending receipt of valuation information, amounts preliminarily allocated to goodwill, other intangible assets and patient service equipment were $18,332,000, $695,000 and $3,450,000, respectively. This allocation is inclusive of amounts not yet paid.

The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during the three-month period ended March 31, 2003, as if the acquisitions had occurred at the beginning of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

                                                           THREE MONTHS ENDED
                                                             ENDED MARCH 31,
                                                          --------------------
    (IN THOUSANDS)                                          2003        2002
    ----------------------------------------------------------------------------

    Net revenues......................................    $336,859    $306,206
    Net income........................................    $ 27,793    $ 22,511

    Basic net income per common share.................    $   0.51    $   0.41
    Diluted net income per common share...............    $   0.50    $   0.40


NOTE C - GOODWILL AND INTANGIBLE ASSETS

Apria accounts for intangible assets and goodwill under the initial recognition provisions of SFAS No. 141, "Business Combinations" and the financial accounting and reporting provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill and other intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually, or more frequently if circumstances indicate that the possibility of impairment exists. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized.

For the quarter ended March 31, 2003, the net change in the carrying amount of goodwill of $17,850,000 is the result of business combinations. All of the goodwill recorded in conjunction with business combinations completed during the periods presented is expected to be deductible for tax purposes.

Intangible assets, all of which are subject to amortization, consist of the following:

(DOLLARS IN THOUSANDS)                                      MARCH 31, 2003                            DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                  AVERAGE           GROSS                                      GROSS
                                  LIFE IN          CARRYING    ACCUMULATED   NET BOOK         CARRYING    ACCUMULATED   NET BOOK
                                   YEARS            AMOUNT    AMORTIZATION    VALUE            AMOUNT    AMORTIZATION    VALUE
                                   -----            ------    ------------    -----            ------    ------------    -----
   Covenants not to compete....     4.7            $ 10,329     $(5,072)     $5,257           $  9,664     $(4,571)      $5,093
   Tradename...................     2.0               1,324        (441)        883              1,324        (275)       1,049
                                   ----            --------     -------      ------           --------     -------       ------
                                    4.0            $ 11,653     $(5,513)     $6,140           $ 10,988     $(4,846)      $6,142
                                   ====            ========     =======      ======           ========     =======       ======


Amortization expense amounts to $696,000 for the three months ended March 31, 2003. Estimated amortization expense for each of the fiscal years ending December 31, is presented below:
                                                            FOR THE YEAR ENDING
    (DOLLARS IN THOUSANDS)                                      DECEMBER 31,
    ---------------------------------------------------------------------------
    2003...............................................          $ 2,698
    2004...............................................            2,047
    2005...............................................              980
    2006...............................................              721
    2007...............................................              368
    2008...............................................               22


NOTE D - LONG-TERM DEBT

At March 31, 2003, there were no borrowings under the revolving credit facility, outstanding letters of credit totaled $5,155,000, credit available under the revolving facility was $94,845,000, and Apria was in compliance with all of the financial covenants required by the credit agreement.

Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. Until their March 31, 2003 expiration, Apria had two interest rate swap agreements with a total notional amount of $100,000,000 and a fixed-rate of 2.58% (before applicable margin). In December 2002, Apria entered into four interest rate swap agreements with a total notional amount of $100,000,000 that fix an equivalent amount of its variable rate debt at rates ranging from 2.43% to 3.42% (before the applicable margin). The terms of the new swap agreements range from two to four years. The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the three-month periods ended March 31, 2003 and 2002, Apria paid net settlement amounts of $653,000 and $153,000, respectively. At March 31, 2003, the aggregate fair value of the swap agreements was a deficit of $2,091,000 and is reflected in the accompanying balance sheet in other accrued liabilities. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive loss (See Note E - "Stockholders' Equity"). Apria's exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance.


NOTE E - STOCKHOLDERS' EQUITY

For the three months ended March 31, 2003, changes to stockholders' equity are comprised of the following amounts:

    (DOLLARS IN THOUSANDS)
    ---------------------------------------------------------------------------
    Net income................................................        $ 27,826
    Proceeds from the exercise of stock options...............           1,220
    Tax benefit related to the exercise of stock options......             428
    Other comprehensive loss, net of taxes....................             (42)
    Repurchased common shares held in treasury................          (1,120)
                                                                      --------
                                                                      $ 28,312

For the three months ended March 31, 2003 and 2002, net income and comprehensive income differed by unrealized gains and losses related to interest rate swap agreements. In the first quarter of 2003, unrealized losses amounted to $42,000, and for the same period of 2002, unrealized gains were $229,000.

Pursuant to its credit agreement, Apria can repurchase up to $35,000,000 worth of its outstanding common stock during this calendar year. In March 2003, Apria announced that its Board of Directors had authorized the repurchase program for fiscal year 2003. The company repurchased 50,700 shares for $1,120,000 during the quarter ended March 31, 2003.


NOTE F - INCOME TAXES

Income taxes for the three months ended March 31, 2003 and 2002 have been provided at the effective tax rates expected to be applicable for the respective year. The annual rate for 2002 was reduced by a benefit of $11,073,000 that resulted from prior year tax examinations that were settled in the fourth quarter.

At December 31, 2002, Apria had federal net operating loss carryforwards of $15,348,000, of which $10,000,000 are limited to $5,000,000 of usage per year under Internal Revenue Code Section 382 and are expected to be fully utilized during 2003 and 2004. The remaining $5,348,000 is a carryforward of unused unlimited losses expected to be utilized during 2003. The company has an alternative minimum tax credit carryforward of $9,614,000 which is expected to be utilized during 2003. Additionally, the company has various state net operating loss carryforwards that began to expire in 1997.


NOTE G - COMMITMENTS AND CONTINGENCIES

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


NOTE H - PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            ------------------
(in thousands, except per share data)                                                         2003       2002
--------------------------------------------------------------------------------------------------------------

NUMERATOR:
  Net income ............................................................................   $27,826    $22,995
  Numerator for basic and diluted per share amounts - income
    available to common stockholders ....................................................   $27,826    $22,995


DENOMINATOR:
  Denominator for basic per share amounts - weighted average shares .....................    54,932     54,292

  Effect of dilutive securities:
     Employee stock options - dilutive potential common shares ..........................       460      1,326
                                                                                            -------    -------
  Denominator for diluted per share amounts - adjusted weighted average shares ..........    55,392     55,618
                                                                                            =======    =======

Basic net income per common share .......................................................   $  0.51    $  0.42
                                                                                            =======    =======
Diluted net income per common share .....................................................   $  0.50    $  0.41
                                                                                            =======    =======

Employee stock options excluded from the computation of diluted per share amounts:

  Shares for which exercise price exceeds average market price of common stock ..........     2,593     2,641

  Average exercise price per share that exceeds average market price of common stock ....   $ 25.15   $ 25.51

================================================================================
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Apria's business is subject to a number of risks which are partly or entirely beyond the company's control. The company has described certain of those risks in its Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003. This report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Those risks include:

     - trends and developments affecting the collectibility of accounts receivable;
     -  the effectiveness of the company's operating systems and controls;
     - healthcare reform and the effect of federal and state healthcare regulations;
     - government legislative and budget developments which could affect reimbursement levels for products and services provided by Apria;
     - the ongoing government investigation regarding patients covered by Medicare and other federal programs;
     -  pricing pressures from large payors; and
     - the successful implementation of the company's acquisition strategy and integration of acquired businesses.

In addition, the terrorist attacks of September 11, 2001 and the military and security activities which followed, including the conflict in Iraq, have and could continue to have significant impacts on the United States economy and government spending priorities. The effects of any further such developments, including but not limited to a prolonged occupation in Iraq, pose significant risks and uncertainties to Apria's business. Among other things, deficit spending by the government as the result of adverse developments in the economy and costs of the government's response to the terrorist attacks and efforts in Iraq, Syria, North Korea and elsewhere could lead to increased pressure to reduce government expenditures for other purposes, including government-funded programs such as Medicare and Medicaid.
================================================================================

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

     CRITICAL ACCOUNTING POLICIES. Apria's management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company's consolidated financial statements. These policies require management's most complex and subjective judgments. Other accounting policies requiring significant judgment are those related to goodwill and long-lived assets. These policies are presented in detail in Apria's 2002 Form 10-K -
Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     RECENT ACCOUNTING PRONOUNCEMENTS. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. Apria adopted the provisions of SFAS No. 145 January 1, 2003. Adoption of this statement did not have a material effect on the company's consolidated financial statements.

     In July 2002, SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," was issued. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Adoption of the provisions of SFAS No. 146 is required for exit and disposal activities that are initiated after December 31, 2002.

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

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosure requirements for the interim and annual financial statements of the guarantor. It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. The disclosure provisions became effective at December 31, 2002 while the recognition provisions of FIN No. 45 became effective January 1, 2003. Adoption of this interpretation did not have a material effect on Apria's consolidated financial statements as the company did not issue any guarantees during the three month period ended March 31, 2003.

     In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, was issued. FIN No. 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entity's activities or the company receives a majority of the entity's residual returns. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Adoption of the provisions of FIN No. 46 was required January 1, 2003. The company currently has no variable interest entities, therefore the adoption of this interpretation is not expected to have a material effect on the company's consolidated financial statements.

RESULTS OF OPERATIONS

     NET REVENUES. Net revenues were $335.1 million in the first quarter of 2003, compared to $301.3 million for the corresponding period in 2002. This represents an increase of 11.2%. The growth is due to volume increases including new contracts with regional and national payors and the acquisition of complementary businesses.

     Apria's acquisition strategy generally results in the rapid integration of acquired businesses into existing operating locations. This limits management's ability to separately track the amount of revenue generated by an acquired business. Estimating the revenue contribution from acquisitions therefore requires certain assumptions. Based on its analysis, Apria's management estimates that approximately one third to one half of the revenue growth between the quarters presented was derived from acquisitions.

     The following table sets forth a summary of net revenues by service line:

                                                THREE MONTHS ENDED MARCH 31,
                                          --------------------------------------
                                                2003                   2002
                                          ----------------      ----------------
(DOLLARS IN THOUSANDS)                        $        %            $        %
--------------------------------------------------------------------------------

   Respiratory therapy...............     $224,214   66.9%      $203,232   67.4%
   Infusion therapy..................       58,803   17.6%        53,783   17.9%
   Home medical equipment/other......       52,052   15.5%        44,330   14.7%
                                          --------  ------      --------  ------
        Total net revenues                $335,069  100.0%      $301,345  100.0%
                                          ========  ======      ========  ======


     Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. The respiratory therapy service line increased by 10.3% in the first quarter of 2003, as compared to the first quarter of 2002. This growth was primarily driven by volume increases as well as Apria's focus on acquiring respiratory therapy businesses. As a percentage of total net revenues, the respiratory therapy service line declined slightly due to the growth in the home medical equipment/other line.

     Infusion   Therapy.   The  infusion   therapy  service  line  involves  the
administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Examples include parenteral nutrition, antibiotics, pain management, chemotherapy and other medications and related services. Infusion therapy also includes enteral nutrition, which is the administration of nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased by 9.3% in the first quarter of 2003, when compared to the corresponding periods in 2002. This growth was primarily in the enteral nutrition and antibiotic therapies. The infusion line continues to benefit from the increased sales focus placed on enteral nutrition in conjunction with the centralization, at the regional level, of the related intake and distribution functions. This centralization commenced in mid-2001 and was completed early in the second quarter of 2003.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of patient safety items, ambulatory and patient room equipment. Home medical equipment/other revenues increased by 17.4% in the first quarter of 2003 versus the same period in 2002. Much of the growth in this revenue line is from volume increases in core product areas such as wheelchairs and hospital beds and due to a geographic expansion of the company's rehabilitation business.

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

     Approximately 34% of Apria's revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents 10% or more of the company's revenues. The majority of the company's revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues for all periods presented.

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

     During 2000, the Secretary of HHS wrote to the durable medical equipment regional carriers and recommended, but did not mandate, that Medicare and Medicaid claims processors base their payments for covered outpatient drugs and biologicals on pricing schedules other than the normally calculated Average Wholesale Prices, which historically has been the industry's basis for drug reimbursement. The suggested alternative pricing methodology was offered in an effort to reduce reimbursement levels for certain drugs to more closely approximate a provider's acquisition cost, but it would not have covered the costs that homecare pharmacies incur to prepare, deliver or administer the drugs to patients. Clinical services, billing, collection and other overhead costs also would not have been considered. Under current government reimbursement schedules, these costs are not clearly defined but are implicitly covered within the reimbursement for the drug. The healthcare industry has taken issue with HHS's approach for several reasons, primarily because it fails to consider the accompanying costs of delivering and administering these types of drug therapies to patients in their homes. Further, if providers choose to discontinue providing these drugs due to inadequate reimbursement, patient access to homecare may be jeopardized. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provided for a moratorium on decreasing the payment rates in effect as of January 1, 2001, for drugs and biologicals under the current Medicare payment methodology. This legislation also required the General Accounting Office to conduct a thorough study, by September 2001, of the adequacy of current payments. The General Accounting Office was also directed to recommend revised payment methodologies and report to Congress and the Secretary of HHS. The study was completed but the authors acknowledged that
1) the limited scope and deadline associated with the study did not allow for a thorough analysis of the homecare pharmacy aspects of covered services, 2) legitimate service components and related costs do exist, and 3) different methods of determining drug delivery and administration payments may be necessary for different types of drugs. Currently, the timing and impact of such pricing methodology revisions are not known. There is interest in Congress in legislation that would replace Average Wholesale Price as the basis for Medicare drug reimbursement, but to date there has been no agreement within Congress as to what the alternative should be.

     Some states have already adopted, or are contemplating adopting, some form of the proposed alternate pricing methodology for certain drugs and biologicals under the Medicaid program. In at least 20 states, these changes have reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria has elected to stop accepting new Medicaid patient referrals for the affected drugs. The company is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies. Proportionally, Medicaid represents a very small percentage of Apria's home infusion and home-delivered respiratory medication revenues.

     GROSS PROFIT. Gross margins were 72.5% and 72.7% for the first quarter of 2003 and the first quarter of 2002, respectively. The respiratory medications margin has deteriorated somewhat due to an increased demand for more expensive brand name inhalation medications without a corresponding increase in reimbursement and due to reimbursement reductions for certain drugs in some states' Medicaid programs. Also affecting the gross margin is an increase in depreciation expense, particularly in the respiratory therapy line, resulting from increased patient service equipment expenditures. See "Cash Flow."

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts results from management's estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. The provision was 3.8% of net revenues for both the first quarter of 2003 and the first quarter of 2002. See "Accounts Receivable."

     SELLING, DISTRIBUTION AND ADMINISTRATIVE. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Certain expenses, such as facility lease and fuel costs, are also very sensitive to market-driven price fluctuations. The administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not vary as closely with revenue growth as do the operating costs. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 54% in the first quarter of 2003, down from 55.1% in the first quarter of 2002. The first quarter of 2002 included $2.8 million in contract termination costs related to the departure of the former Chief Executive Officer, which, if excluded, would result in selling, distribution and administrative expenses at 54.2% of net revenues.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets for the first quarter of 2003 was $696,000, compared to $671,000 in the first quarter of 2002. See "Business Combinations."

     INTEREST EXPENSE. Interest expense was $3.5 million for the first quarter of 2003, down from $4.1 million in the first quarter of 2002. Two factors primarily contributed to the decrease. Long-term debt decreased by $37 million from the end of the first quarter of 2002 to the end of the first quarter of 2003 and the applicable interest rate margin for the $175 million term loan was reduced as a result of the June 2002 credit agreement amendment.

     INCOME TAXES. Income taxes for the three months ended March 31, 2003 and 2002 have been provided at the effective tax rates expected to be applicable for the respective year. The annual rate for 2002 was reduced by a benefit of $11.1 million that resulted from prior year tax examinations that were settled in the fourth quarter.

     At December 31, 2002, Apria had federal net operating loss carryforwards of $15 million, of which $10 million are limited to $5 million of usage per year under Internal Revenue Code Section 382 and are expected to be fully utilized during 2003 and 2004. The remaining $5 million is a carryforward of unused unlimited losses expected to be utilized during 2003. The company has an alternative minimum tax credit carryforward of $9.6 million, which is expected to be utilized during 2003. Additionally, the company has various state net operating loss carryforwards that began to expire in 1997.


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

     CASH FLOW. Cash provided by operating activities was $58.5 million in the first three months of 2003 compared with $41.3 million in the corresponding period in 2002. The improvement is mainly due to the increase between periods in net income (before items not requiring cash) and the timing of payments against accounts payable and other expense accruals.

     Cash used in investing activities increased to $61.4 million for the first quarter of 2003 compared to $30.3 million during the same period last year. The increase is primarily due to increased acquisition activity during the first quarter of 2003. Purchases of patient service equipment also increased between the periods. Often, the patient service equipment acquired in business combinations does not meet Apria's standards or is not adequate to support the company's delivery models, resulting in incremental equipment purchases. Another factor contributing to the increase in patient service equipment expenditures is an increase in purchases of specialized ambulatory liquid oxygen units that are being marketed by the manufacturer in an effort to increase market share for both the manufacturer and Apria.

     Cash used in financing activities was $3.8 million during the first quarter of 2003 compared to $12.9 million during the first quarter of 2002. The primary reason for the difference is the higher level of repurchases of the company's stock in the first quarter of 2002 than in the same period in 2003.

     CONTRACTUAL CASH OBLIGATIONS. The following table summarizes Apria's long term cash payment obligations to which the company is contractually bound. The years presented below represent twelve-month rolling periods ending March 31.

     (DOLLARS IN MILLIONS)                          YEAR 1    YEAR 2    YEAR 3   YEAR 4    YEAR 5     YEARS 6+   TOTALS
     ------------------------------------------------------------------------------------------------------------------
     Term loans..............................        $ 26      $ 27      $ 29     $ 16      $ 83        $ 82      $263
     Capitalized lease obligations...........           2         2         1        -         -           -         5
     Operating leases........................          56        49        42       30        18          23       218
     Deferred acquisition payments...........           6         -         -        -         -           -         6
                                                     ----      ----      ----     ----      ----        ----      ----
        Total contractual cash obligations...        $ 90      $ 78      $ 72     $ 46      $101        $105      $492
                                                     ====      ====      ====     ====      ====        ====      ====

     ACCOUNTS RECEIVABLE. Accounts receivable before allowance for doubtful accounts increased to $231.5 million at March 31, 2003 from $217.5 million at December 31, 2002, which is primarily attributable to the increase in revenues. Also, patient deductible requirements and patient payor and/or benefit changes, which generally coincide with the start of a new calendar year, typically delay the collection process, thereby increasing accounts receivable, days sales outstanding and the provision for doubtful accounts.

     Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 53 at March 31, 2003, 51 at December 31, 2002 and 52 at March 31, 2002. Accounts aged in excess of 180 days were 16.6% at March 31, 2003, 18% at December 31, 2002 and 18.5% at March 31, 2002.

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

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $33.9 million and $29.2 million at March 31, 2003 and December 31, 2002, respectively. Delays, ranging from a day up to several months, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria's analysis of net realizable value. The increase is largely due to recent acquisitions. The time-consuming processes of converting patient files onto Apria's systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business.

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

     LONG-TERM DEBT. On March 31, 2003, total borrowings under the credit agreement were $263.4 million, outstanding letters of credit totaled $5.2 million and credit available under the revolving facility was $94.8 million. The company continues to be in compliance with all of the financial covenants required by the credit agreement.

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

     In December 2002, Apria entered into four interest rate swap agreements to fix its variable rate debt. The terms of such agreements are as follows: two two-year agreements with an aggregate notional amount of $50 million and a fixed rate of 2.43%; a three-year agreement with a notional amount of $25 million and a fixed rate of 3.04%; and a four-year agreement with a notional amount of $25 million and a fixed rate of 3.42%. Two existing swap agreements with an aggregate notional amount of $100 million and a fixed rate of 2.58% expired on March 31, 2003. All rates are stated before application of the interest margins specified in the credit agreement.

     The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, "Accounting for Derivative and Hedging Activities." Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. During the first quarters of 2003 and 2002, Apria paid net settlement amounts of $653,000 and $153,000, respectively. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income. At March 31, 2003, the aggregate fair value of the swap agreements was a deficit of $2.1 million and, accordingly, is reflected in the accompanying balance sheet in other accrued liabilities. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the various swap agreements are nationally-recognized financial institutions with strong credit ratings.

     TREASURY STOCK. Apria's credit agreement limits common stock repurchases to $35 million in any fiscal year and $100 million in the aggregate. During the first quarter of 2003, Apria repurchased 50,700 shares of its outstanding common stock for $1.1 million. All repurchased common shares are being held in treasury.

     BUSINESS COMBINATIONS. Pursuant to one of its primary growth strategies, Apria periodically acquires complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying consolidated income statements from the dates of acquisition. Covenants not to compete, typically effected in these transactions, are being amortized over the life of the respective agreements.

     The aggregate consideration for acquisitions that closed during the first quarter of 2003 was $22.9 million. Pending receipt of valuation information, the preliminary allocation of this amount includes $18.3 million to goodwill, $695,000 to other intangible assets and $3.5 million to patient service equipment. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $23.1 million and $3.3 million in the first quarters of 2003 and 2002, respectively.

     The success of Apria's acquisition strategy is directly dependent on Apria's ability to maintain and/or generate sufficient liquidity to fund such acquisitions and on the company's ability to integrate the acquired operations successfully.

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

     At March 31, 2003, Apria's term loan borrowings totaled $263.4 million. The bank credit agreement governing the term loans provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or the London Interbank Offered Rate ("LIBOR"). All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At March 31, 2003, all of Apria's outstanding term debt was tied to LIBOR.

     Until their March 31, 2003 expiration, Apria had two interest rate swap agreements with a total notional amount of $100 million to pay a fixed rate of 2.58% (before application of interest margin). In December 2002, Apria entered into four additional interest rate swap agreements with a total notional amount of $100 million to pay fixed rates ranging from 2.43% to 3.42% (before application of interest margin). The terms of the new swap agreements range from two to four years.

     Based on the term debt outstanding and the swap agreements in place at March 31, 2003 (excluding those just expired), a 100 basis point change in the applicable interest rates would increase or decrease Apria's annual cash flow and pretax earnings by approximately $1.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Long-term Debt - Hedging Activities."


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


ITEMS 2-5. Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

           Exhibit
           Number     Reference
           -------    ---------

           10.1 Form of Stock Ownership Requirements Agreement, dated February 18, 2003, between Registrant and its executive officers, and Exhibit A thereto, Stock Ownership Requirements for Senior Executive Officers.

           99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

           99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

       (b) Reports on Form 8-K:

           Apria filed a Current Report on Form 8-K on January 23, 2003 to report the issuance of a press release announcing the final dismissal of a previously reported class action litigation against Apria.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  APRIA HEALTHCARE GROUP INC.
                                  ------------------------------------------
                                  Registrant



May 15, 2003                      /s/ JAMES E. BAKER
                                  -------------------------------------------
                                  James E. Baker
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

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

Date:  May 15, 2003


                                  /s/ LAWRENCE M. HIGBY
                                  -------------------------------------------
                                  Lawrence M. Higby
                                  Chief Executive Officer

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

Date:  May 15, 2003



                                  /s/ JAMES E. BAKER
                                  -------------------------------------------
                                  James E. Baker
                                  Chief Financial Officer