Form 10-Q
period 2003-06-30
APRIA HEALTHCARE GROUP INC
filed 2003-08-12
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14316

APRIA HEALTHCARE GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 26220 Enterprise Court, Lake Forest, CA (Address of principal executive offices)	33-0488566 (I.R.S. Employer Identification Number) 92630 (Zip Code)

Registrant’s telephone number: (949) 639-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    X   No

There were 54,711,191 shares of common stock, $.001 par value, outstanding at August 7, 2003.

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

For the period ended June 30, 2003

PART I. Item 1. Item 2. Item 3. Item 4. PART II. Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.	FINANCIAL INFORMATION

Financial Statements (unaudited)
     •   Condensed Consolidated Balance Sheets
     •   Condensed Consolidated Income Statements
     •   Condensed Consolidated Statements of Cash Flows
     •   Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Quantitive and Qualitative Disclosures About Market Risk

Controls and Procedures

OTHER INFORMATION

Legal Proceedings

Changes in Securities

Defaults Upon Senior Securities

Submission of Matters to a Vote of Security Holders

Other Information

Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (unaudited)

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(dollars in thousands)	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,433	$26,383
Accounts receivable, less allowance for doubtful accounts of $37,283
and $32,206 at June 30, 2003 and December 31, 2002, respectively	196,588	185,298
Inventories, net	29,391	27,067
Deferred income taxes	32,308	37,205
Prepaid expenses and other current assets	12,900	14,408

TOTAL CURRENT ASSETS	295,620	290,361
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $386,030
and $368,420 at June 30, 2003 and December 31, 2002, respectively	211,994	186,210
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	51,885	54,134
DEFERRED INCOME TAXES	1,636	3,446
GOODWILL	284,188	248,863
INTANGIBLE ASSETS, NET	5,566	6,142
OTHER ASSETS	5,889	6,500

	$856,778	$795,656

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$58,920	$65,514
Accrued payroll and related taxes and benefits	37,035	38,212
Accrued insurance	8,666	8,021
Income taxes payable	29,187	10,285
Other accrued liabilities	38,111	39,968
Current portion of long-term debt	28,508	21,713

TOTAL CURRENT LIABILITIES	200,427	183,713
LONG-TERM DEBT, net of current portion	234,269	247,655
DEFERRED INCOME TAXES	15,219	12,979
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized;
none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
56,897,506 and 56,580,677 shares issued at June 30, 2003 and
December 31, 2002, respectively; 54,913,850 and 54,897,521
outstanding at June 30, 2003 and December 31, 2002, respectively	57	57
Additional paid-in capital	403,257	397,416
Treasury stock, at cost; 1,983,656 and 1,683,156 shares at June 30, 2003
and December 31, 2002, respectively	(43,007)	(35,961)
Retained earnings (accumulated deficit)	48,279	(8,959)
Accumulated other comprehensive loss	(1,723)	(1,244)

	406,863	351,309

	$856,778	$795,656

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in thousands, except per share data)	2003	2002	2003	2002

Net revenues	$343,284	$310,425	$678,353	$611,770
Costs and expenses:
Cost of net revenues:
Product and supply costs	59,844	56,751	121,310	111,913
Patient service equipment depreciation	28,489	24,425	55,584	47,842
Nursing services	192	228	407	499
Other	3,315	3,079	6,700	6,348

TOTAL COST OF NET REVENUES	91,840	84,483	184,001	166,602

Provision for doubtful accounts	12,915	11,547	25,716	23,058
Selling, distribution and administrative	187,515	167,913	368,487	334,021
Amortization of intangible assets	715	665	1,411	1,336

TOTAL COSTS AND EXPENSES	292,985	264,608	579,615	525,017

OPERATING INCOME	50,299	45,817	98,738	86,753
Interest expense, net	2,860	3,965	6,341	8,109

INCOME BEFORE TAXES	47,439	41,852	92,397	78,644
Income tax expense	18,027	15,694	35,159	29,491

NET INCOME	$29,412	$26,158	$57,238	$49,153

Basic net income per common share	$0.54	$0.48	$1.04	$0.90

Diluted net income per common share	$0.53	$0.47	$1.03	$0.89

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

(dollars in thousands)	2003	2002

OPERATING ACTIVITIES
Net income	$57,238	$49,153
Items included in net income not requiring cash:
Provision for doubtful accounts	25,716	23,058
Depreciation and amortization	67,405	57,351
Amortization of deferred debt issuance costs	609	644
Deferred income taxes and other	10,219	21,879
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(37,007)	(38,252)
Inventories, net	(1,650)	1,439
Prepaid expenses and other assets	1,512	(657)
Accounts payable, exclusive of outstanding checks	(2,388)	(8,928)
Accrued payroll and related taxes and benefits	(1,178)	(3,769)
Income taxes payable	18,902	8,125
Accrued expenses	(3,788)	(2,304)

NET CASH PROVIDED BY OPERATING ACTIVITIES	135,590	107,739

INVESTING ACTIVITIES
Purchases of patient service equipment and property,
equipment and improvements, exclusive of effects of acquisitions	(81,072)	(57,105)
Proceeds from disposition of assets	349	144
Cash paid for acquisitions, including payments of deferred consideration	(42,522)	(15,689)

NET CASH USED IN INVESTING ACTIVITIES	(123,245)	(72,650)

FINANCING ACTIVITIES
Proceeds from revolving credit facilities	15,700	120,700
Payments on revolving credit facilities	(15,700)	(128,500)
Payments on term loans	(6,437)	(875)
Payments on other long-term debt	(1,301)	(1,481)
Change in outstanding checks included in accounts payable	(4,206)	(7,225)
Capitalized debt issuance costs	-	(659)
Repurchases of common stock	(7,046)	(21,780)
Issuances of common stock	4,695	12,486

NET CASH USED IN FINANCING ACTIVITIES	(14,295)	(27,334)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,950)	7,755
Cash and cash equivalents at beginning of period	26,383	9,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,433	$17,114

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Apria Healthcare Group Inc. (“Apria” or “the company”) and its subsidiaries. Intercompany transactions and accounts have been eliminated.

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the company’s Annual Report on Form 10-K.

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

Revenue Recognition and Concentration of Credit Risk: Net revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 34% of the company’s revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represents 10% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues.

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

Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Management also performs focused reviews of certain large and/or problematic payors. Due to continuing changes in the healthcare industry and with third-party reimbursement, it is possible that management’s estimates may change in the near term, which could have an impact on operations and cash flows.

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

Recent Accounting Pronouncements: Effective January 1, 2003, Apria adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. Adoption of this statement did not have a material effect on the company’s consolidated financial statements.

Effective January 1, 2003, Apria adopted SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Adoption of this statement did not have a material effect on the company’s consolidated financial statements.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” was issued. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition and guidance for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has complied with the expanded financial statement disclosure requirements in its consolidated financial statements.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosure requirements for the annual and interim financial statements of the guarantor. It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. Apria adopted the recognition and measurement provisions of FIN No. 45 beginning January 1, 2003, while the disclosure provisions became effective at December 31, 2002. Adoption of this interpretation did not have a material effect on Apria’s consolidated financial statements as the company did not issue any guarantees during the six-month period ended June 30, 2003.

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, was issued. FIN No. 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entity’s activities or the company receives a majority of the entity’s residual returns. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Apria adopted the consolidation provisions of FIN No. 46 beginning January 1, 2003, while certain disclosure requirements became effective for all financial statements issued after January 31, 2003, regardless of when the variable interest entities were established. The company currently has no variable interest entities, therefore the adoption of this interpretation is not expected to have a material effect on the company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company’s consolidated results of operations and financial condition for the year ending December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on the Company’s consolidated results of operations and financial condition for the year ending December 31, 2003.

Stock-based Compensation: The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Apria has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” No stock-based employee compensation expense is recognized in net income for any of the periods presented. Had compensation expense for the company’s stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS No. 123, Apria’s net income and per share amounts would have been adjusted to the pro forma amounts indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share data)	2003	2002	2003	2002

Net income as reported	$29,412	$26,158	$57,238	$49,153
Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	2,051	2,404	4,073	4,710

Pro forma net income	$27,361	$23,754	$53,165	$44,443

Basic net income per share:
As reported	$0.54	$0.48	$1.04	$0.90
Pro forma	$0.50	$0.44	$0.97	$0.82

Diluted income per share:
As reported	$0.53	$0.47	$1.03	$0.89
Pro forma	$0.49	$0.43	$0.96	$0.80

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six-month periods ended June 30, 2003 and 2002: risk-free interest rates ranging from 1.91% to 2.81% and 3.89% to 4.71%, respectively; dividend yield of 0% for all periods; expected lives ranging from 4.03 to 4.49 and 4.13 years, respectively; and volatility of 58% and 59%, respectively.

NOTE B – BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying consolidated income statements from the dates of acquisition. During the six-month period ended June 30, 2003, cash paid for acquisitions was $42,522,000, which included deferred payments of $3,890,000 that were related to prior year acquisitions. At June 30, 2003, outstanding deferred consideration totaled $8,180,000 and is included on the balance sheet in other accrued liabilities.

During the six months ended June 30, 2003, Apria acquired 12 companies comprised largely of home respiratory therapy businesses. Pending receipt of additional valuation information, amounts preliminarily allocated to goodwill, other intangible assets and patient service equipment were $35,743,000, $836,000 and $7,020,000, respectively. This allocation is inclusive of amounts not yet paid.

The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during the six-month period ended June 30, 2003, as if the acquisitions had occurred at the beginning of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Six Months Ended June 30,

(in thousands)	2003	2002

Net revenues	$697,947	$643,987
Net income	$58,464	$50,372

Basic net income per common share	$1.06	$0.93
Diluted net income per common share	$1.05	$0.91

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Apria accounts for intangible assets and goodwill under the initial recognition provisions of SFAS No. 141, “Business Combinations” and the financial accounting and reporting provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually, or more frequently if circumstances indicate that the possibility of impairment exists. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized.

For the six months ended June 30, 2003, the net change in the carrying amount of goodwill of $35,325,000 is the result of business combinations. All of the goodwill recorded in conjunction with business combinations completed during the periods presented is expected to be deductible for tax purposes.

Intangible assets, all of which are subject to amortization, consist of the following:

(dollars in thousands)		June 30, 2003			December 31, 2002

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	4.9	$9,511	$(4,662)	$4,849	$9,664	$(4,571)	$5,093
Tradename	2.0	1,324	(607)	717	1,324	(275)	1,049

	4.2	$10,835	$(5,269)	$5,566	$10,988	$(4,846)	$6,142

Amortization expense amounts to $1,411,000 for the six months ended June 30, 2003. Estimated amortization expense for each of the next six fiscal years ending December 31, is presented below:

For the Year Ending December 31,	(dollars in thousands)

2003	$ 2,709
2004	2,080
2005	1,014
2006	752
2007	387
2008	35

NOTE D – LONG-TERM DEBT

At June 30, 2003, there were no borrowings under the revolving credit facility, outstanding letters of credit totaled $5,055,000, credit available under the revolving facility was $94,945,000, and Apria was in compliance with all of the financial covenants required by the credit agreement.

Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. Until their March 31, 2003 expiration, Apria had two interest rate swap agreements with a total notional amount of $100,000,000 and a fixed-rate of 2.58% (before applicable margin). In December 2002, Apria entered into four interest rate swap agreements with a total notional amount of $100,000,000 that fix an equivalent amount of its variable rate debt at rates ranging from 2.43% to 3.42% (before the applicable margin). The terms of the new swap agreements range from two to four years. The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the six-month periods ended June 30, 2003 and 2002, Apria paid net settlement amounts of $1,042,000 and $289,000, respectively. At June 30, 2003, the aggregate fair value of the swap agreements was a deficit of $2,778,000 and is reflected in the accompanying balance sheet in other accrued liabilities. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive loss (See Note E – “Stockholders’ Equity”). Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance.

NOTE E – STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2003, changes to stockholders’ equity are comprised of the following amounts:

(dollars in thousands)

Net income	$57,238
Proceeds from the exercise of stock options	4,695
Tax benefit related to the exercise of stock options	1,146
Other comprehensive loss, net of taxes	(479)
Repurchased common shares held in treasury	(7,046)

$55,554

For the six-month periods ended June 30, 2003 and 2002, net income and comprehensive income differed by unrealized losses related to interest rate swap agreements in the amounts of $479,000 and $277,000, respectively.

Pursuant to its credit agreement, Apria can repurchase up to $35,000,000 worth of its outstanding common stock during this calendar year. In March 2003, Apria announced that its Board of Directors had authorized the commencement of the repurchase program for fiscal year 2003. The company repurchased 300,500 shares for $7,046,000 during the six months ended June 30, 2003.

NOTE F – INCOME TAXES

Income taxes for the six-month periods ended June 30, 2003 and 2002 were provided at the effective tax rates expected to be applicable for the respective year. The annual rate for 2002 was reduced by a benefit of $11,073,000 that resulted from prior year tax examinations that were settled in the fourth quarter.

At December 31, 2002, Apria had federal net operating loss carryforwards of $15,348,000, of which $10,000,000 are limited to $5,000,000 of usage per year under Internal Revenue Code Section 382 and are expected to be fully utilized during 2003 and 2004. The remaining $5,348,000 is an unrestricted net loss carryforward and is expected to be utilized during 2003. The company has an alternative minimum tax credit carryforward of $9,614,000 which is expected to be utilized during 2003. Additionally, the company has various state net operating loss carryforwards.

NOTE G – COMMITMENTS AND CONTINGENCIES

As previously reported, since mid-1998 Apria has been the subject of an investigation conducted by the U.S. Attorney’s office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerns the documentation supporting Apria’s billing for services provided to patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government and has responded to various document requests and subpoenas.

Apria has been informed that the investigation is the result of civil qui tam litigation filed on behalf of the government against Apria. The complaints in the litigation are under seal, however, and the government has not informed Apria of either the identities of the plaintiffs, the court or courts where the proceedings are pending, the date or dates instituted or the factual bases alleged to underlie the proceedings. To date, the U.S. Attorney’s office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

Government representatives and counsel for the plaintiffs in the qui tam actions asserted in July 2001 that, by a process of extrapolation from a sample of 300 patient files to all of Apria’s billings to the federal government during the three-and-one-half year sample period, Apria could be liable to the government under the False Claims Act for more than $9 billion, consisting of extrapolated overpayment liability, treble damages and penalties of up to $10,000 for each allegedly false claim derived from the extrapolation.

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

Apria is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Apria has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by Apria upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on Apria’s results of operations or financial condition.

NOTE H – PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share data)	2003	2002	2003	2002

Numerator:
Net income	$29,412	$26,158	$57,238	$49,153
Numerator for basic and diluted per share amounts -
income available to common stockholders	$29,412	$26,158	$57,238	$49,153

Denominator:
Denominator for basic per share
amounts - weighted average shares	54,942	54,434	54,937	54,363

Effect of dilutive securities:
Employee stock options -
dilutive potential common shares	511	986	486	1,156

Denominator for diluted per share amounts -
adjusted weighted average shares	55,453	55,420	55,423	55,519

Basic net income per common share	$0.54	$0.48	$1.04	$0.90

Diluted net income per common share	$0.53	$0.47	$1.03	$0.89

Employee stock options excluded from the
computation of diluted per share amounts:

Shares for which exercise price exceeds
average market price of common stock	2,060	1,503	2,280	2,572

Average exercise price per share that exceeds
average market price of common stock	$25.37	$26.39	$25.20	$25.40

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995: Apria’s business is subject to a number of risks which are partly or entirely beyond the company’s control. The company has described certain of those risks in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003. This report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Those risks include:

  trends and developments affecting the collectibility of accounts receivable;
  the effectiveness of the company's operating systems and controls;
  healthcare reform and the effect of federal and state healthcare regulations;
  government legislative and budget developments which could affect reimbursement levels for products and services provided by Apria;
  the ongoing government investigations regarding patients covered by Medicare and other federal programs;
  pricing pressures from large payors; and
  the successful implementation of the company's acquisition strategy and integration of acquired businesses.

In addition, the terrorist attacks of September 11, 2001 and the military and security activities which followed, have and could continue to have significant impacts on the United States economy and government spending priorities. The effects of any further such developments, including but not limited to a prolonged occupation in Iraq, pose significant risks and uncertainties to Apria’s business. Among other things, deficit spending by the government as the result of adverse developments in the economy and costs of the government’s response to the terrorist attacks and efforts in Iraq, Liberia, North Korea and elsewhere could lead to increased pressure to reduce government expenditures for other purposes, including government-funded programs such as Medicare and Medicaid.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

        Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home throughout the United States through approximately 415 branch locations.

        Critical Accounting Policies. Apria’s management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company’s consolidated financial statements. These policies require management’s most complex and subjective judgments. Other accounting policies requiring significant judgment are those related to goodwill and long-lived assets. These policies are presented in detail in Apria’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

        Segment Reporting. Apria’s branch locations are organized into geographic regions. Each region consists of a number of branches and a regional office that provides key support services, such as billing, purchasing, patient service equipment maintenance, repair and warehousing. Management evaluates operating results on a geographic basis, and therefore views each region as an operating segment. All regions provide the same products and services, including respiratory therapy, infusion therapy and home medical equipment and supplies. For financial reporting purposes, all the company’s operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

        Recent Accounting Pronouncements. In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. Apria adopted the provisions of SFAS No. 145 January 1, 2003. Adoption of this statement did not have a material effect on the company’s consolidated financial statements.

        In July 2002, SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” was issued. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Adoption of the provisions of SFAS No. 146 is required for exit and disposal activities that are initiated after December 31, 2002.

        In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” was issued. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition and guidance for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has complied with the expanded financial statement disclosure requirements in its consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosure requirements for the interim and annual financial statements of the guarantor. It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. The disclosure provisions became effective at December 31, 2002 while the recognition provisions of FIN No. 45 became effective January 1, 2003. Adoption of this interpretation did not have a material effect on Apria’s consolidated financial statements as the company did not issue any guarantees during the six-month period ended June 30, 2003.

        In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, was issued. FIN No. 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entity’s activities or the company receives a majority of the entity’s residual returns. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Adoption of the provisions of FIN No. 46 was required January 1, 2003. The company currently has no variable interest entities, therefore the adoption of this interpretation is not expected to have a material effect on the company’s consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company’s consolidated results of operations and financial condition for the year ending December 31, 2003.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on the Company’s consolidated results of operations and financial condition for the year ending December 31, 2003.

Results of Operations

        Net Revenues. Net revenues were $343.3 million in the second quarter of 2003, compared to $310.4 million for the corresponding period in 2002, representing an increase of 10.6%. For the six-month period ended June 30, 2003, net revenues were $678.4 million, up 10.9% from $611.8 million last year. The growth is due to volume increases including new contracts with regional and national payors and the acquisition of complementary businesses.

        Apria’s acquisition strategy generally results in the rapid integration of acquired businesses into existing operating locations. This limits Apria’s ability to separately track the amount of revenue generated by an acquired business. Estimating the revenue contribution from acquisitions therefore requires certain assumptions. Based on its analysis, Apria estimates that approximately one third to one half of the revenue growth between the quarters presented was derived from acquisitions.

        The following table sets forth a summary of net revenues by service line:

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

(dollars in thousands)	$	%	$	%	$	%	$	%

Respiratory therapy	$231,054	67.3%	$205,263	66.1%	$455,268	67.1%	$408,495	66.8%
Infusion therapy	61,031	17.8%	57,636	18.6%	119,834	17.7%	111,419	18.2%
Home medical equipment/other	51,199	14.9%	47,526	15.3%	103,251	15.2%	91,856	15.0%

Total net revenues	$343,284	100.0%	$310,425	100.0%	$678,353	100.0%	$611,770	100.0%

        Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. The respiratory therapy service line increased by 12.6% in the second quarter of 2003 and 11.5% year-to-date, as compared to the corresponding periods in 2002. This growth was primarily driven by volume increases as well as Apria’s focus on acquiring respiratory therapy businesses.

        Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Examples include parenteral nutrition, antibiotics, pain management, chemotherapy and other medications and related services. Infusion therapy also includes administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. When compared to 2002, infusion therapy revenues increased by 5.9% and 7.6% in the second quarter and first six months of 2003, respectively. This growth was primarily in the enteral nutrition and antibiotic therapies. The infusion line continues to benefit from the increased focus placed on enteral nutrition as a result of the centralization, at the regional level, of all related functions. This centralization commenced in mid-2001 and was completed early in the second quarter of 2003.

        Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of patient safety items, ambulatory and patient room equipment. Home medical equipment/other revenues increased by 7.7% in the second quarter of 2003 versus the same period in 2002. For the six-month period ended June 30, 2003, the home medical equipment/other line increased by 12.4% over the corresponding period last year. Much of the growth in this line is due to a geographic expansion of the company’s rehabilitation business and volume increases in core product areas such as wheelchairs and hospital beds.

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

        Approximately 34% of Apria’s revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents 10% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues for all periods presented.

        Medicare and Medicaid Reimbursement. The Balanced Budget Act of 1997 contained several provisions that have affected Apria’s Medicare reimbursement levels. Subsequent legislation – the Medicare Balanced Budget Refinement Act of 1999 and the Medicare Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 – mitigated some of the effects of the original legislation. However, there are some pending issues that may further impact Medicare reimbursement to Apria in the future.

        The Balanced Budget Act of 1997 granted streamlined authority to the Secretary of the U.S. Department of Health and Human Services (“HHS”) to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness authority. In December 2002, the Centers for Medicare and Medicaid Services (“CMS”) issued an interim final rule that establishes a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule or a prospective payment system.

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

        In June 2003, the U.S. House of Representatives and the U.S. Senate passed alternative bills that if enacted would include provisions that would affect Medicare Part B reimbursement policies for items and services provided by Apria. The two chambers are working to reconcile the differences between these bills, but it remains uncertain whether Congress can agree to a consensus Medicare bill that can be enacted this year. The Medicare bill that passed the House on June 27, 2003 (“H.R. 1”) would establish a competitive acquisition program for durable medical equipment under Medicare Part B, which would include a number of items, therapies and drugs provided by Apria. The competitive acquisition program appears to be modeled on the prior demonstrations in Polk County, Florida and San Antonio, Texas, although additional safeguards for suppliers were included in this bill. The competitive bidding process for home infusion drug therapies or inhalation drug therapies must take into account the standards, professional services and related functions necessary to provide safe and effective care. In contrast, the Medicare bill passed by the Senate on June 27, 2003 (“S. 1”) would not impose a competitive acquisition system on durable medical equipment. Rather, S. 1 would place a 7-year freeze on annual payment increases for durable medical equipment.

        The House and Senate Medicare bills of June 2003 (H.R. 1 and S. 1) would also take differing approaches to reimbursement for the types of prescription drugs typically provided by Apria under Medicare Part B. Under the House bill, reimbursement for the drug component of home infusion and inhalation therapies covered under Medicare Part B would be determined under the competitive acquisition program for durable medical equipment. In contrast, the Senate bill would reduce the reimbursement level for prescription drugs (currently set at 95 percent of the average wholesale price) under Medicare Part B to the lesser of 85 percent of the average wholesale price or the widely available market price. Any such reductions below 85 percent of average wholesale price would be limited to no more than a 15 percent reduction each year. The Senate bill would enable the Medicare program to offset payment reductions for drugs by establishing additional payments for services rendered in providing home infusion drug therapy or to partially offset such reductions for home inhalation drug therapy.

        The Administrator of CMS has indicated that if Congress does not enact prescription drug pricing changes this year, CMS will implement drug reimbursement changes under its regulatory authority. Some observers believe that a CMS regulation on this issue might be patterned after the drug reimbursement provisions within either the Senate or House bill.

        During 2000, the Secretary of HHS wrote to the durable medical equipment regional carriers and recommended, but did not mandate, that Medicare and Medicaid claims processors base their payments for covered outpatient drugs and biologicals on pricing schedules other than the normally calculated Average Wholesale Prices, which historically has been the industry’s basis for drug reimbursement. The suggested alternative pricing methodology was offered in an effort to reduce reimbursement levels for certain drugs to more closely approximate a provider’s acquisition cost, but it would not have covered the costs that homecare pharmacies incur to prepare, deliver or administer the drugs to patients. Clinical services, billing, collection and other overhead costs also would not have been considered. Under current government reimbursement schedules, these costs are not clearly defined but are implicitly covered within the reimbursement for the drug. The healthcare industry has taken issue with HHS’s approach for several reasons, primarily because it fails to consider the accompanying costs of delivering and administering these types of drug therapies to patients in their homes. Further, if providers choose to discontinue providing these drugs due to inadequate reimbursement, patient access to homecare may be jeopardized. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provided for a moratorium on decreasing the payment rates in effect as of January 1, 2001, for drugs and biologicals under the current Medicare payment methodology. This legislation also required the General Accounting Office to conduct a thorough study, by September 2001, of the adequacy of current payments. The General Accounting Office was also directed to recommend revised payment methodologies and report to Congress and the Secretary of HHS. The study was completed but the authors acknowledged that 1) the limited scope and deadline associated with the study did not allow for a thorough analysis of the homecare pharmacy aspects of covered services, 2) legitimate service components and related costs do exist, and 3) different methods of determining drug delivery and administration payments may be necessary for different types of drugs. Currently, the moratorium has expired, but the timing and impact of any potential pricing methodology revisions are not known. There is interest in Congress in legislation that would replace Average Wholesale Price as the basis for Medicare drug reimbursement, but to date there has been no agreement within Congress as to what the alternative should be.

        Some states have already adopted, or are contemplating adopting, some form of the proposed alternate pricing methodology for certain drugs and biologicals under the Medicaid program. In at least 20 states, these changes have reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria has elected to stop accepting new Medicaid patient referrals for the affected drugs. The company is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies. Proportionally, Medicaid represents a very small percentage of Apria’s home infusion and home-delivered respiratory medication revenues.

        Gross Profit. Gross margins were 73.2% and 72.8% for the second quarter of 2003 and 2002, respectively. For the six-month periods ended June 30, 2003 and 2002, the margins were 72.9% and 72.8%, respectively. While the margin between the six-month periods remained consistent, the improvement between the quarters presented is due, in part, to an increase in the share of higher-margin respiratory therapy revenues to total net revenues. Additionally, the infusion therapy margin has improved since last year due to an increase in higher-margin therapies. The respiratory medications margin deteriorated somewhat due to an increased demand for more expensive brand name inhalation medications.

        Provision for Doubtful Accounts. The provision for doubtful accounts results from management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. The provision was 3.8% of net revenues for both the second quarter and six-month period ended June 30, 2003. This is consistent with the corresponding periods in 2002, in which the rate was 3.7% in the second quarter and 3.8% for the six-month period.  See “Accounts Receivable.”

        Selling, Distribution and Administrative. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue patterns. Certain expenses, such as facility lease and fuel costs, are very sensitive to market-driven price fluctuations. Administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not vary as closely with revenue growth as do the operating costs. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 54.6% in the second quarter of 2003, up from 54.1% in the second quarter of 2002. For the first six months of 2003, selling, distribution and administrative expenses were 54.3%, compared to 54.6% for the same period in 2002. The six-month period ended June 30, 2002 included $2.8 million in contract termination costs related to the departure of the former Chief Executive Officer, which, if excluded, would result in selling, distribution and administrative expenses at 54.1% of net revenues. The primary reason for the increase in the expense to revenue percentage in the 2003 periods is the effect of annual merit salary increases.

        Amortization of Intangible Assets. Amortization of intangible assets for the second quarter of 2003 was $715,000 compared to $665,000 in the second quarter of 2002. For the year-to-date periods in 2003 and 2002, amortization was $1.4 million and $1.3 million, respectively. See “Business Combinations.”

        Interest Expense. Interest expense was $2.9 million for the second quarter of 2003, down from $4.0 million in the second quarter of 2002. During the first six months of 2003, interest expense was $6.3 million, compared to $8.1 million for the corresponding period in the prior year. Two primary factors contributed to the decrease. Long-term debt decreased by $26.8 million from the end of the second quarter of 2002 to the end of the second quarter of 2003 and the applicable interest rate margin for the $175 million term loan was reduced as a result of the June 2002 credit agreement amendment.

        Income Taxes. Income taxes for the three and six-month periods ended June 30, 2003 and 2002 were provided at the effective tax rates expected to be applicable for the respective year. The annual rate for 2002 was reduced by a benefit of $11.1 million that resulted from prior year tax examinations that were settled in the fourth quarter.

        At December 31, 2002, Apria had federal net operating loss carryforwards of $15 million, of which $10 million are limited to $5 million of usage per year under Internal Revenue Code Section 382 and are expected to be fully utilized during 2003 and 2004. The remaining $5 million is an unrestricted net loss carryforward and is expected to be utilized during 2003. The company has an alternative minimum tax credit carryforward of $9.6 million, which is expected to be utilized during 2003. Additionally, the company has various state net operating loss carryforwards.

Liquidity and Capital Resources

        Apria’s principal source of liquidity is its operating cash flow, which is supplemented by a $100 million revolving credit facility. Apria’s ability to generate operating cash flows in excess of its operating needs has afforded it the ability, among other things, to pursue its acquisition strategy and fund patient service equipment expenditures to support revenue growth. Management believes that its operating cash flow and revolving credit line will continue to be sufficient to fund its operations and growth strategies. However, sustaining the current cash flow levels is dependent on many factors, some of which are not within Apria’s control, such as government reimbursement levels and the financial health of its payors.

        Cash Flow. Cash provided by operating activities was $135.6 million in the first six months of 2003 compared with $107.7 million in the corresponding period in 2002. The improvement is mainly due to the increase between periods in net income (before items not requiring cash) and the timing of payments against accounts payable and income tax accruals.

        Cash used in investing activities increased to $123.2 million for the first six months of 2003 compared to $72.7 million during the same period last year. The increase is primarily due to increased acquisition activity in 2003. Purchases of patient service equipment also increased between the periods. Often, the patient service equipment acquired in business combinations does not meet Apria’s standards or is not adequate to support the company’s delivery models, resulting in incremental equipment purchases.

        Cash used in financing activities was $14.3 million during the first six months of 2003 compared to $27.3 million during the first six months of 2002. The primary reason for the difference is the higher level of repurchases of the company’s stock in the first half of 2002 than in the first half of 2003.

        Contractual Cash Obligations. The following table summarizes Apria’s long term cash payment obligations to which the company is contractually bound. The years presented below represent twelve-month rolling periods ending June 30.

(dollars in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6+	Totals

Term loans	$26	$28	$29	$9	$124	$41	$257
Other long-term debt	3	2	1	-	-	-	6
Operating leases	56	49	42	28	15	21	211
Deferred acquisition payments	8	-	-	-	-	-	8

Total contractual cash obligations	$93	$79	$72	$37	$139	$62	$482

        Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $233.9 million at June 30, 2003 from $217.5 million at December 31, 2002, which is primarily attributable to the increase in revenues. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 52 at June 30, 2003 and 51 at December 31, 2002 and June 30, 2002. Accounts aged in excess of 180 days were 17.7% at June 30, 2003, 18.0% at December 31, 2002 and 17.7% at June 30, 2002.

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

        Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $29.6 million and $29.2 million at June 30, 2003 and December 31, 2002, respectively. Delays, ranging from a day up to several months, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources Also, the time-consuming processes of converting patient files onto Apria’s systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of net realizable value.

        Inventories and Patient Service Equipment. Inventories consist primarily of pharmaceuticals and disposable articles used in conjunction with patient service equipment. Patient service equipment consists of respiratory and home medical equipment that is provided to in-home patients for the course of their care plan and subsequently returned to Apria for reuse. Continued revenue growth is directly dependent on Apria’s ability to fund its inventory and patient service equipment requirements.

        Long-Term Debt. On June 30, 2003, total borrowings under the credit agreement were $256.9 million, outstanding letters of credit totaled $5.1 million and credit available under the revolving facility was $94.9 million. The company continues to be in compliance with all of the financial covenants required by the credit agreement.

        Hedging Activities. Apria is exposed to interest rate fluctuations on its underlying variable rate long-term debt. Apria’s policy for managing interest rate risk is to evaluate and monitor all available relevant information, including but not limited to, the structure of its interest-bearing assets and liabilities, historical interest rate trends and interest rate forecasts published by major financial institutions. The tools Apria may utilize to moderate its exposure to fluctuations in the relevant interest rate indices include, but are not limited to: (1) strategic determination of repricing periods and related principal amounts, and (2) derivative financial instruments such as interest rate swap agreements, caps or collars. Apria does not use derivative financial instruments for trading or other speculative purposes.

        In December 2002, Apria entered into four interest rate swap agreements to fix its variable rate debt. The terms of such agreements are as follows: two two-year agreements with an aggregate notional amount of $50 million and a fixed rate of 2.43%; a three-year agreement with a notional amount of $25 million and a fixed rate of 3.04%; and a four-year agreement with a notional amount of $25 million and a fixed rate of 3.42%. Apria also had two swap agreements with an aggregate notional amount of $100 million and a fixed rate of 2.58% that expired on March 31, 2003. All rates are stated before application of the interest margins specified in the credit agreement.

        The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. During the first six-month periods of 2003 and 2002, Apria paid net settlement amounts of $1.0 million and $289,000, respectively. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income. At June 30, 2003, the aggregate fair value of the swap agreements was a deficit of $2.8 million and, accordingly, is reflected in the accompanying balance sheet in other accrued liabilities. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the various swap agreements are nationally-recognized financial institutions with strong credit ratings.

        Treasury Stock. Apria’s credit agreement limits common stock repurchases to $35 million in any fiscal year and $100 million in the aggregate. During the first half of 2003, Apria repurchased 300,500 shares of its outstanding common stock for $7.0 million. All repurchased common shares are being held in treasury.

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

        The aggregate consideration for acquisitions that closed during the first half of 2003 was $44.6 million. Pending receipt of additional valuation information, the preliminary allocation of this amount includes $35.7 million to goodwill, $836,000 to other intangible assets and $7.0 million to patient service equipment. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $42.5 million and $15.7 million in the first six months of 2003 and 2002, respectively.

        The success of Apria’s acquisition strategy is directly dependent on Apria’s ability to maintain and/or generate sufficient liquidity to fund such acquisitions and on the company’s ability to integrate the acquired operations successfully.

         HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of a number of components, several of which are applicable to Apria. Pursuant to the administrative simplification section of HIPAA, HHS has issued three sets of regulations, each with its own compliance date, governing the following:

  privacy of individually identifiable health information - compliance date: April 14, 2003 - Apria was materially compliant by this date;
  standard electronic transaction and code sets - compliance date: October 16, 2003 - status discussed below; and
  electronic security of individually identifiable health information - compliance date: April 20, 2005 - Apria expects to be able to materially comply with these regulations by the compliance date.

        The standard electronic transaction and code sets regulations will standardize how health claims and eligibility information is collected, recorded and processed. Apria’s management is currently working to ensure that the systems, procedures, policies and the methods by which the company communicates with health plans and others, as applicable, will be materially compliant with these regulations by the deadline.

        The standard electronic transaction and code sets regulations also mandate that standardized codes be used for electronic billing purposes by all payors in the United States, including both government and private health plans. Historically, certain billing codes used in the homecare industry have varied by state Medicaid program and certain health plans. Under HIPAA, authority for approving, modifying, adding or deleting codes lies solely with the Health Care Procedure Coding System (“HCPCS”) panel, operating under the auspices of CMS. It is primarily the responsibility of healthcare equipment and supply manufacturers and state Medicaid programs to seek and obtain codes for their respective products. It is currently unknown whether every existing local code used by certain Medicaid and private health plans for products provided in the homecare setting will have a corresponding HCPCS code by the October 16, 2003 compliance date. The absence of standardized codes for products or services provided by Apria may preclude the company from submitting electronic billings (or “claims”) to certain payors. Such an outcome would require submitting paper claims, which could ultimately result in delays and difficulties in collecting these claims. Apria is currently supporting industry representatives and manufacturers to obtain the necessary HCPCS codes.

        Federal Investigation. As previously reported, since mid-1998 Apria has been the subject of an investigation conducted by the U.S. Attorney’s office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerns the documentation supporting Apria’s billing for services provided to patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government and has responded to various document requests and subpoenas.

        Apria has been informed that the investigation is the result of civil qui tam litigation filed on behalf of the government against Apria. The complaints in the litigation are under seal, however, and the government has not informed Apria of either the identities of the plaintiffs, the court or courts where the proceedings are pending, the date or dates instituted or the factual bases alleged to underlie the proceedings. To date, the U.S. Attorney’s office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

        Government representatives and counsel for the plaintiffs in the qui tam actions asserted in July 2001 that, by a process of extrapolation from a sample of 300 patient files to all of Apria’s billings to the federal government during the three-and-one-half year sample period, Apria could be liable to the government under the False Claims Act for more than $9 billion, consisting of extrapolated overpayment liability, treble damages and penalties of up to $10,000 for each allegedly false claim derived from the extrapolation.

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

Off-Balance Sheet Arrangements

        Apria is not a party to “off-balance sheet arrangements” as defined by the Securities and Exchange Commission. However, from time to time the company enters into certain types of contracts that contingently require the company to indemnify parties against third party claims. The contracts primarily relate to: (i) certain asset purchase agreements, under which the company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which the company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the company’s use of the applicable premises; and (iii) certain agreements with the company’s officers, directors and employees, under which the company may be required to indemnify such persons for liabilities arising out of their employment relationship.

        The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on the company’s balance sheets for any of the periods presented.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Apria is exposed to interest rate fluctuations on its underlying variable rate long-term debt. Apria utilizes interest rate swap agreements to moderate such exposure. Apria does not use derivative financial instruments for trading or other speculative purposes.

        At June 30, 2003, Apria’s term loan borrowings totaled $256.9 million. The bank credit agreement governing the term loans provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or the London Interbank Offered Rate (“LIBOR”). All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At June 30, 2003, all of Apria’s outstanding term debt was tied to LIBOR.

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

        Based on the term debt outstanding and the swap agreements in place at June 30, 2003 (excluding those recently expired), a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $1.6 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”

ITEM 4.     CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company that is required to be included in the company’s periodic Securities and Exchange Commission filings.

        During the period covered by this report, there have been no changes to the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        As previously reported, since mid-1998 Apria has been the subject of an investigation conducted by the U.S. Attorney’s office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerns the documentation supporting Apria’s billing for services provided to patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government and has responded to various document requests and subpoenas.

        Apria has been informed that the investigation is the result of civil qui tam litigation filed on behalf of the government against Apria. The complaints in the litigation are under seal, however, and the government has not informed Apria of either the identities of the plaintiffs, the court or courts where the proceedings are pending, the date or dates instituted or the factual bases alleged to underlie the proceedings. To date, the U.S. Attorney’s office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

        Government representatives and counsel for the plaintiffs in the qui tam actions asserted in July 2001 that, by a process of extrapolation from a sample of 300 patient files to all of Apria’s billings to the federal government during the three-and-one-half year sample period, Apria could be liable to the government under the False Claims Act for more than $9 billion, consisting of extrapolated overpayment liability, treble damages and penalties of up to $10,000 for each allegedly false claim derived from the extrapolation.

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

        Apria is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Apria has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by Apria upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on Apria’s results of operations or financial condition.

ITEM 2-5.     NOT APPLICABLE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	Exhibit Number 10.1	Reference Apria Healthcare Group Inc. 2003 Performance Incentive Plan, dated July 17, 2003.
	31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
	31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(b)	Reports on Form 8-K: Apria filed a Current Report on Form 8-K on April 23, 2003 to report the issuance of a press release announcing its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC. Registrant
August 12, 2003	/s/ JAMES E. BAKER James E. Baker Chief Financial Officer (Principal Financial and Accounting Officer)