Form 10-Q
period 2003-09-30
APRIA HEALTHCARE GROUP INC
filed 2003-11-14
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2003

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

There were 51,035,070 shares of common stock, $.001 par value, outstanding at November 6, 2003.

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

For the period ended September 30, 2003

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

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(dollars in thousands)	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$134,513	$26,383
Accounts receivable, less allowance for doubtful accounts of $41,714
and $32,206 at September 30, 2003 and December 31, 2002, respectively	195,421	185,298
Inventories, net	29,354	27,067
Deferred income taxes	30,153	37,205
Prepaid expenses and other current assets	13,671	14,408

TOTAL CURRENT ASSETS	403,112	290,361
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $391,572
and $368,420 at September 30, 2003 and December 31, 2002, respectively	214,885	186,210
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	51,527	54,134
DEFERRED INCOME TAXES	596	3,446
GOODWILL	324,057	248,863
INTANGIBLE ASSETS, NET	6,559	6,142
DEFERRED DEBT ISSUANCE COSTS, NET	9,923	4,413
OTHER ASSETS	4,742	2,087

	$1,015,401	$795,656

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$53,072	$65,514
Accrued payroll and related taxes and benefits	48,213	38,212
Accrued insurance	8,435	8,021
Income taxes payable	16,709	10,285
Other accrued liabilities	33,785	39,968
Current portion of long-term debt	28,496	21,713

TOTAL CURRENT LIABILITIES	188,710	183,713
LONG-TERM DEBT, net of current portion	477,134	247,655
DEFERRED INCOME TAXES	18,235	12,979
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized;
none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
57,188,477 and 56,580,677 shares issued at September 30, 2003 and
December 31, 2002, respectively; 50,978,921 and 54,897,521
outstanding at September 30, 2003 and December 31, 2002, respectively	57	57
Additional paid-in capital	409,885	397,416
Treasury stock, at cost; 6,209,556 and 1,683,156 shares at September 30, 2003
and December 31, 2002, respectively	(154,432)	(35,961)
Retained earnings (accumulated deficit)	77,136	(8,959)
Accumulated other comprehensive loss	(1,324)	(1,244)

	331,322	351,309

	$1,015,401	$795,656

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(dollars in thousands, except per share data)	2003	2002	2003	2002

Net revenues	$346,323	$312,046	$1,024,676	$923,816
Costs and expenses:
Cost of net revenues:
Product and supply costs	59,707	56,004	181,017	167,917
Patient service equipment depreciation	29,604	24,826	85,188	72,668
Nursing services	201	221	608	720
Other	3,617	3,182	10,317	9,530

TOTAL COST OF NET REVENUES	93,129	84,233	277,130	250,835

Provision for doubtful accounts	12,507	11,476	38,223	34,534
Selling, distribution and administrative	189,748	169,797	558,235	503,818
Amortization of intangible assets	732	667	2,143	2,003

TOTAL COSTS AND EXPENSES	296,116	266,173	875,731	791,190

OPERATING INCOME	50,207	45,873	148,945	132,626
Interest expense, net	3,664	3,528	10,005	11,637

INCOME BEFORE TAXES	46,543	42,345	138,940	120,989
Income tax expense	17,686	15,880	52,845	45,371

NET INCOME	$28,857	$26,465	$86,095	$75,618

Basic net income per common share	$0.55	$0.48	$1.59	$1.39

Diluted net income per common share	$0.54	$0.48	$1.57	$1.36

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

(dollars in thousands)	2003	2002

OPERATING ACTIVITIES
Net income	$86,095	$75,618
Items included in net income not requiring cash:
Provision for doubtful accounts	38,223	34,534
Depreciation and amortization	103,074	87,569
Amortization of deferred debt issuance costs	1,073	967
Deferred income taxes and other	17,400	41,130
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(48,346)	(49,407)
Inventories, net	(1,370)	3,232
Prepaid expenses and other assets	(1,920)	(3,694)
Accounts payable, exclusive of outstanding checks	(6,658)	(8,829)
Accrued payroll and related taxes and benefits	10,001	7,454
Income taxes payable	6,424	3,572
Accrued expenses	(5,319)	(3,289)

NET CASH PROVIDED BY OPERATING ACTIVITIES	198,677	188,857
INVESTING ACTIVITIES
Purchases of patient service equipment and property,
equipment and improvements, exclusive of effects of acquisitions	(116,544)	(88,857)
Proceeds from disposition of assets	419	239
Cash paid for acquisitions, including payments of deferred consideration	(88,791)	(59,566)

NET CASH USED IN INVESTING ACTIVITIES	(204,916)	(148,184)
FINANCING ACTIVITIES
Proceeds from revolving credit facilities	15,700	141,000
Payments on revolving credit facilities	(15,700)	(146,100)
Payments on term loans	(12,875)	(6,812)
Proceeds from issuance of convertible senior notes	250,000	-
Payments on other long-term debt	(2,010)	(2,239)
Decrease in outstanding checks included in accounts payable	(5,785)	(6,856)
Capitalized debt issuance costs	(6,584)	(666)
Repurchases of common stock	(118,471)	(31,524)
Issuances of common stock	10,094	15,897

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	114,369	(37,300)

NET INCREASE IN CASH AND CASH EQUIVALENTS	108,130	3,373
Cash and cash equivalents at beginning of period	26,383	9,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$134,513	$12,732

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

Revenue Recognition and Concentration of Credit Risk: Net revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. In 2003, approximately 34% of the company’s revenues are being reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represents 10% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues.

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

In July 2002, SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” was issued. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Adoption of the provisions of SFAS No. 146 is required for exit and disposal activities that are initiated after December 31, 2002. Adoption of this interpretation did not have a material effect on Apria’s consolidated financial statements.

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosure requirements for the interim and annual financial statements of the guarantor. It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. The disclosure provisions became effective at December 31, 2002 while the recognition provisions of FIN No. 45 became effective January 1, 2003. Adoption of this interpretation did not have a material effect on Apria’s consolidated financial statements as the company did not issue any guarantees during the nine-month period ended September 30, 2003.

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

Stock-based Compensation: The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Apria has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” For the three-month and nine-month periods ended September 30, 2003, net income reflects compensation expense for restricted stock awards and restricted stock purchase rights valued in accordance with APB No. 25. Had compensation expense for the company’s stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS No. 123, Apria’s net income and per share amounts would have been adjusted to the pro forma amounts indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share data)	2003	2002	2003	2002

Net income as reported	$28,857	$26,465	$86,095	$75,618
Add: stock-based compensation expense included in reported net income, net of related tax effects	232	-	232	-
Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	(2,386)	(2,883)	(6,534)	(7,696)

Pro forma net income	$26,703	$23,582	$79,793	$67,922

Basic net income per share:
As reported	$0.55	$0.48	$1.59	$1.39
Pro forma	$0.51	$0.43	$1.47	$1.25

Diluted income per share:
As reported	$0.54	$0.48	$1.57	$1.36
Pro forma	$0.50	$0.43	$1.46	$1.22

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine-month periods ended September 30, 2003 and 2002: risk-free interest rates ranging from 1.91% to 3.13% and 2.80% to 4.71%, respectively; dividend yield of 0% for all periods; expected lives ranging from 3.98 to 4.49 and 4.13 years, respectively; and volatility ranging from 48% to 58% and 59%, respectively.

NOTE B – BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying consolidated income statements from the dates of acquisition. During the nine-month period ended September 30, 2003, cash paid for acquisitions was $88,791,000, which included deferred payments of $5,865,000 that were related to prior year acquisitions. At September 30, 2003, outstanding deferred consideration totaled $5,645,000 and is included on the balance sheet in other accrued liabilities.

During the nine months ended September 30, 2003, Apria acquired 21 companies comprised largely of home respiratory therapy businesses. Pending receipt of additional valuation information, amounts preliminarily allocated to goodwill, other intangible assets and patient service equipment were $73,957,000, $4,215,000 and $8,356,000, respectively. This allocation is inclusive of amounts not yet paid.

The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during the nine-month period ended September 30, 2003, as if the acquisitions had occurred at the beginning of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Nine Months Ended September 30,

(in thousands)	2003	2002

Net revenues	$1,063,088	$987,965
Net income	$90,179	$78,991

Basic net income per common share	$1.66	$1.45
Diluted net income per common share	$1.65	$1.42

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

For the nine months ended September 30, 2003, the net change in the carrying amount of goodwill of $75,194,000 is the result of business combinations. All of the goodwill recorded in conjunction with business combinations completed during the periods presented is expected to be deductible for tax purposes.

Intangible assets, all of which are subject to amortization, consist of the following:

(dollars in thousands)		September 30, 2003			December 31, 2002

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	4.9	$11,120	$(5,113)	$6,007	$9,664	$(4,571)	$5,093
Tradename	2.0	1,324	(772)	522	1,324	(275)	1,049

	4.3	$12,444	$(5,885)	$6,559	$10,988	$(4,846)	$6,142

Amortization expense was $2,143,000 and $2,003,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. Estimated amortization expense for the current year and each of the next five fiscal years ending December 31, is presented below:

For the Year Ending December 31,	(dollars in thousands)

2003	$ 2,874
2004	2,410
2005	1,344
2006	1,082
2007	717
2008	275

NOTE D – LONG-TERM DEBT

Convertible Senior Notes: On August 20, 2003, Apria issued 3.375% convertible senior notes in the aggregate principal amount of $250,000,000 under an indenture between Apria and U.S. Bank National Association. The notes were issued in a private placement at an issue price of $1,000 per note (100% of the principal amount at maturity). The notes will mature on September 1, 2033, unless earlier converted, redeemed or repurchased by Apria. Apria may redeem some or all of the notes at any time after September 8, 2010 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest and contingent interest, if any, to the redemption date. The holders of the notes may require Apria to repurchase some or all of the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest, up to but excluding the applicable repurchase date initially on September 1, 2008, and subsequently on September 1 of 2010, 2013, 2018, 2023 and 2028, or at any time prior to their maturity following a fundamental change as defined in the indenture. Any notes that Apria is required to repurchase on September 1, 2008 will be paid for in cash. For all remaining repurchase dates, Apria may pay the repurchase price in cash or by delivering shares of its common stock or a combination of cash and shares of its common stock.

The notes bear interest at the rate of 3.375% per year. Interest on the notes is payable on September 1 and March 1 of each year, beginning on March 1, 2004. The notes are convertible during certain periods into shares of Apria common stock, initially at a conversion rate of 28.6852 shares of common stock per $1,000 principal amount of notes, subject to adjustment, under certain circumstances as outlined in the indenture.

Apria received $244,375,000 in proceeds upon issuance of the notes. Concurrent with the issuance and with a portion of the proceeds, Apria repurchased 3,786,400 shares of its common stock for $100,000,000. Issuance costs deducted from the proceeds plus those paid separately in cash totaled $5,787,000.

Credit Agreement: Apria’s credit agreement with Bank of America and a syndicate of lenders was amended and restated effective August 13, 2003. The amendment permitted the issuance of the 3.375% convertible senior notes and the concurrent repurchase of $100,000,000 of Apria’s outstanding common stock with a portion of the proceeds. The amendment also eliminated limitations related to repurchases of the company’s common stock and expenditures for acquisitions so long as the company’s leverage ratio, as defined by the credit agreement, is less than 2.0 to 1.0. As the leverage ratio increases, limitations are imposed on acquisition expenditures and common stock repurchases.

At September 30, 2003, there were no borrowings under the revolving credit facility, outstanding letters of credit totaled $3,855,000, credit available under the revolving facility was $96,145,000, and Apria was in compliance with all of the financial covenants required by the credit agreement.

Hedging Activities: Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. Until their March 31, 2003 expiration, Apria had two interest rate swap agreements with a total notional amount of $100,000,000 and a fixed-rate of 2.58% (before applicable interest margin specified in the applicable credit agreement). In December 2002, Apria entered into four interest rate swap agreements with a total notional amount of $100,000,000 that fix an equivalent amount of its variable rate debt at rates ranging from 2.43% to 3.42% (before applicable margin). The terms of the new swap agreements range from two to four years. The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the nine-month periods ended September 30, 2003 and 2002, Apria paid net settlement amounts of $1,485,000 and $478,000, respectively. At September 30, 2003, the aggregate fair value of the swap agreements was a deficit of $2,135,000 and is reflected in the accompanying balance sheet in other accrued liabilities. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive loss (See Note E – “Stockholders’ Equity”). Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance.

NOTE E – STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2003, changes to stockholders’ equity are comprised of the following amounts:

(dollars in thousands)

Net income	$86,095
Proceeds from the exercise of stock options	10,094
Tax benefit related to the exercise of stock options	2,000
Compensatory stock options and awards granted	375
Other comprehensive loss, net of taxes	(80)
Repurchased common shares held in treasury	(118,471)

$(19,987)

For the nine-month periods ended September 30, 2003 and 2002, net income and comprehensive income differed by unrealized losses related to interest rate swap agreements in the amounts of $80,000 and $321,000, respectively. A $399,000 unrealized gain and a $44,000 unrealized loss constitute the difference between net income and comprehensive income for the three-month periods ended September 30, 2003 and 2002, respectively.

During the nine-month period ended September 30, 2003, Apria repurchased 4,526,000 shares of its outstanding common stock for $118,471,000. All repurchased common shares are being held in treasury. In October 2003, Apria’s Board of Directors authorized additional repurchases of up to $100,000,000. Depending on market conditions and other considerations, the company plans to repurchase stock in open market or privately negotiated transactions, with at least $50,000,000 in repurchases contemplated by the end of the first quarter of 2004 and the balance by the end of 2004.

NOTE F – INCOME TAXES

Income taxes for the nine-month periods ended September 30, 2003 and 2002 were provided at the effective tax rates expected to be applicable for the respective year. The annual rate for 2002 was reduced by a benefit of $11,073,000 that resulted from prior year tax examinations that were settled in the fourth quarter.

At September 30, 2003, Apria had federal net operating loss carryforwards of $10,000,000, which are limited to $5,000,000 of usage per year under Internal Revenue code Section 382. Apria is currently utilizing such carryforwards and expects they will be utilized to their limits in 2003 and 2004. The company has an alternative minimum tax credit carryforward of $6,149,000, which is being utilized in 2003. Additionally, the company has various state net operating loss carryforwards.

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

NOTE H – PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share data)	2003	2002	2003	2002

Numerator:
Net income	$28,857	$26,465	$86,095	$75,618
Numerator for basic and diluted per share amounts -
income available to common stockholders	$28,857	$26,465	$86,095	$75,618

Denominator:
Denominator for basic per share
amounts - weighted average shares	52,857	54,745	54,243	54,490

Effect of dilutive securities:
Employee stock options and awards -
dilutive potential common shares	675	623	549	979

Denominator for diluted per share amounts -
adjusted weighted average shares	53,532	55,368	54,792	55,469

Basic net income per common share	$0.55	$0.48	$1.59	$1.39

Diluted net income per common share	$0.54	$0.48	$1.57	$1.36

Employee stock options excluded from the
computation of diluted per share amounts:

Shares for which exercise price exceeds
average market price of common stock	713	2,595	1,055	2,560

Average exercise price per share that exceeds
average market price of common stock	$27.13	$25.29	$26.62	$25.32

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995: Apria’s business is subject to a number of risks which are partly or entirely beyond the company’s control. The company has described certain of those risks in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003. This report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Key factors that may have an impact on Apria include the following:

•	trends and developments affecting the collectibility of accounts receivable;
•	government legislative and budget developments which could affect reimbursement levels for products and services provided by Apria;
•	the ongoing government investigation regarding patients covered by Medicare and other federal programs;
•	the effectiveness of the Apria's operating systems and controls;
•	healthcare reform and the effect of federal and state healthcare regulations;
•	pricing pressures from large payors;
•	the successful implementation of the company's acquisition strategy and integration of acquired businesses; and
•	other factors described in Apria's filings with the Securities and Exchange Commission.

In addition, the military and national security activities in which the United States is currently engaged, have and could continue to have significant impacts on the economy and government spending priorities. The effects of any further such developments, including but not limited to a prolonged occupation in Iraq, pose significant risks and uncertainties to Apria's business. Among other things, deficit spending by the government as the result of adverse developments in the economy and the costs of the military and national security activities could lead to increased pressure to reduce government expenditures for other purposes, including government-funded programs such as Medicare and Medicaid.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS

     Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home throughout the United States through approximately 425 branch locations.

     Critical Accounting Policies. Apria's management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company's consolidated financial statements. These policies require management's most complex and subjective judgments. Other accounting policies requiring significant judgment are those related to goodwill and long-lived assets. These policies are presented in detail in Apria's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     In July 2002, SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," was issued. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Adoption of the provisions of SFAS No. 146 is required for exit and disposal activities that are initiated after December 31, 2002. Adoption of this interpretation did not have a material effect on Apria's consolidated financial statements.

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

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosure requirements for the interim and annual financial statements of the guarantor. It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. The disclosure provisions became effective at December 31, 2002 while the recognition provisions of FIN No. 45 became effective January 1, 2003. Adoption of this interpretation did not have a material effect on Apria's consolidated financial statements as the company did not issue any guarantees during the nine-month period ended September 30, 2003.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material effect on the company's consolidated results of operations and financial condition for the year ending December 31, 2003.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on the company's consolidated results of operations and financial condition for the year ending December 31, 2003.

Results of Operations

     Net Revenues. Net revenues were $346.3 million in the third quarter of 2003, compared to $312.0 million for the corresponding period in 2002, representing an increase of 11.0%. For the nine-month period ended September 30, 2003, net revenues were $1,024.7 million, up 10.9% from $923.8 million last year. The growth is due to volume increases including new contracts with regional and national payors and the acquisition of complementary businesses. Apria is experiencing increasing pricing pressure from its managed care partners as these organizations seek to lower their costs by negotiating more favorable pricing and by evaluating alternative healthcare delivery models.

     Apria's acquisition strategy generally results in the rapid integration of acquired businesses into existing operating locations. This limits Apria's ability to separately track the amount of revenue generated by an acquired business. Estimating the revenue contribution from acquisitions therefore requires certain assumptions. Based on its analysis, Apria estimates that approximately one half of the revenue growth between 2002 and 2003 was derived from acquisitions.

     The following table sets forth a summary of net revenues by service line:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

(dollars in thousands)	$	%	$	%	$	%	$	%

Respiratory therapy	$233,543	67.4%	$205,319	65.8%	$688,811	67.2%	$613,814	66.4%
Infusion therapy	60,821	17.6%	58,785	18.8%	180,655	17.6%	170,204	18.5%
Home medical equipment/other	51,959	15.0%	47,942	15.4%	155,210	15.2%	139,798	15.1%

Total net revenues	$346,323	100.0%	$312,046	100.0%	$1,024,676	100.0%	$923,816	100.0%

     Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. The respiratory therapy service line increased by 13.7% in the third quarter of 2003 and 12.2% year-to-date, as compared to the corresponding periods in 2002. This growth was primarily driven by volume increases and acquisitions of respiratory therapy businesses.

     Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Examples include parenteral nutrition, antibiotics, pain management, chemotherapy and other medications and related services. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. When compared to 2002, infusion therapy revenues increased by 3.5% and 6.1% in the third quarter and first nine months of 2003, respectively. This growth was primarily in the enteral nutrition and antibiotic therapies. The infusion line continues to benefit from the increased focus placed on enteral nutrition as a result of the centralization, at the regional level, of all related functions. This centralization commenced in mid-2001 and was completed early in the second quarter of 2003.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of patient safety items, ambulatory and patient room equipment. Home medical equipment/other revenues increased by 8.4% in the third quarter of 2003 versus the same period in 2002. For the nine-month period ended September 30, 2003, the home medical equipment/other line increased by 11.0% over the corresponding period last year. Much of the growth in this line is due to a geographic expansion of the company’s rehabilitation business and volume increases in core product areas such as wheelchairs and hospital beds.

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

     In 2003, approximately 34% of Apria’s revenues are being reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents 10% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues for all periods presented.

     Medicare and Medicaid Reimbursement. The Balanced Budget Act of 1997 contained several provisions that have affected Apria’s Medicare reimbursement levels. Subsequent legislation – the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 – mitigated some of the effects of the original legislation. However, there are several pending issues that may further impact Medicare and Medicaid reimbursement to Apria in the future.

     The Balanced Budget Act of 1997 granted streamlined authority to the Secretary of the U.S. Department of Health and Human Services (“HHS”) to increase or reduce the reimbursement for Part B items and services (other than physicians services), including home medical equipment and oxygen, by up to 15% each year under a so-called inherent reasonableness authority. In December 2002, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule that establishes a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule or a prospective payment system. As of this date, neither CMS nor the durable medical equipment regional carriers have used the expedited authority.

     Further, the Balanced Budget Act of 1997 mandated that CMS conduct up to five competitive bidding market demonstrations for Medicare Part B-covered items and services. CMS conducted demonstration projects in Polk County, Florida and San Antonio, Texas. These two demonstration projects have been completed. The demonstrations could provide CMS and Congress with a model for implementing competitive pricing in additional geographic markets or across the United States. Initial reports from government agencies indicate cost savings that vary by product line, but the reports do not reflect costs incurred by the government to administer the program. If such a competitive bidding system were implemented, it could result in lower reimbursement rates or impose limits on increases in reimbursement rates.

     In June 2003, the U.S. House of Representatives and the U.S. Senate passed separate bills that if enacted would include provisions that would affect Medicare Part B reimbursement policies for items and services provided by Apria. Through mid-November 2003, the two chambers worked to reconcile the differences between these bills through a conference committee, but as of this filing date it remains uncertain whether Congress can agree to a consensus Medicare bill that can be enacted this year. The Medicare bill that passed the House on June 27, 2003 would establish a competitive acquisition program for durable medical equipment under Medicare Part B, which would include a number of items, therapies and drugs provided by Apria. The competitive acquisition program appears to be modeled on the prior demonstrations in Polk County, Florida and San Antonio, Texas, although additional safeguards for suppliers were included in this bill. This bill calls for the competitive bidding process for home infusion drug therapies and inhalation drug therapies to take into account the standards, professional services and related functions necessary to provide safe and effective care as determined by a General Accounting Office study. In contrast, the Medicare bill passed by the Senate on June 27, 2003 would not impose a competitive acquisition system on durable medical equipment ("DME"). Rather, the Senate bill would place a 5-year freeze on payment levels for durable medical equipment.

     The House and Senate bills also take differing approaches to reimbursement for the types of prescription drugs typically provided by Apria under Medicare Part B. Under the House bill, reimbursement for the drug component of home infusion and inhalation therapies covered under Medicare Part B would be determined under the competitive acquisition program for durable medical equipment. In contrast, the Senate bill would reduce the reimbursement level for prescription drugs under Medicare Part B (currently set at 95 percent of the average wholesale price) to the lesser of 85 percent of the average wholesale price or the widely available market price. Any reductions below 85 percent of average wholesale price would be limited to no more than a 15 percent reduction each year. The Senate bill would enable the Medicare program to offset payment reductions for drugs by establishing additional payments for services rendered in providing home infusion drug therapy up to current payment levels and to partially offset such reductions for home inhalation drug therapy.

     In a separate initiative, the Administrator of CMS has stated often that if Congress does not enact prescription drug pricing changes this year, CMS would implement drug reimbursement changes under its regulatory authority. CMS issued a Notice of Proposed Rulemaking on August 20, 2003 in which it outlined four possible models for changing Medicare Part B reimbursement levels for covered drugs: The four options are the following:

•

Option #1 - Comparison to Private Health Plans - Under this proposal, the Medicare payment for drugs would be equal to what Medicare contractors pay when providing the same drug to their private plan enrollees under comparable circumstances. Carriers would have initial authority for determining whether circumstances are "comparable" such that the Medicare payment rate for a particular drug should be equal to the carrier's private sector payment rate, although CMS will issue guidance to assist carriers in making these decisions.

•

Option # 2 - Average Wholesale Price Discount - The second payment option would lock-in the average wholesale price at the April 1, 2003 list price and subsequently reduce the percentage of average wholesale price that the Medicare program would pay for Part B drugs, from 95 percent to between 80 and 90 percent. In future years, these new payment rates would be adjusted annually by the increase in the consumer price index for medical care.

•

Option #3 - Market Monitoring - This pricing alternative would redefine CMS' interpretation of average wholesale price to mean the widely available market price. "The widely available market price would not be a list price that is commonly discounted, but would be the purchase price net of discounts, rebates, and price concessions routinely available to prudent purchasers."

•

Option #4 - Competitive Acquisition and Average Sales Prices - This method would establish a competitive acquisition program for certain categories of covered drugs and use the average sales price to set payment rates for other categories. This option largely mirrors the approach adopted by the House in its Medicare bill passed in late June.

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

     It is not yet clear as to which of the aforementioned proposals for reimbursement rate reductions will be effected or whether alternative or additional reductions will be proposed. Any resulting reimbursement reductions will adversely impact Apria’s revenues, earnings and cash flows.

         Contractual Arrangements with Hospitals. CMS officials have recently initiated actions to revoke the Medicare supplier numbers of a variety of DME suppliers, including eleven of Apria’s current hospital customers. Under contractual arrangements, Apria provides home healthcare items and services to hospitals on a wholesale basis to service the hospitals’ discharged patients. Apria bills the hospitals for all such items and services and the hospitals, in turn, bill patients and third party payors, including Medicare. In order for a hospital to bill Medicare for these home healthcare items and services, it must have a Medicare supplier number.

          In its revocation notices to Apria’s eleven hospital customers, CMS has asserted that these contractual arrangements do not comply with certain Medicare regulations promulgating “supplier standards,” adherence to which is required as a condition of having a supplier number. The government has construed the supplier standards to require a supplier to perform directly through its own employees some types of services that the hospitals have contracted to have Apria perform. The Medicare-funded revenues paid to Apria by the eleven hospital customers who have received revocation notices represent approximately one-half of one percent of the company’s annual revenues. Apria believes its arrangements with hospitals are consistent with all applicable regulations and that CMS is acting improperly in revoking the hospitals’ supplier numbers.

         The revocations are presently scheduled to become effective on December 8, 2003, but Apria and certain of the hospitals have requested that the revocations be delayed to allow for consideration of, and adequate time to transition to, other appropriate arrangements for the patients being served. Apria and certain of the hospitals are in discussions with CMS regarding the hospitals’ retaining their Medicare supplier numbers and entering into alternative arrangements with Apria that would satisfy CMS’ interpretation of the regulations. Under most of the alternative arrangements being considered, Apria’s future revenues from the affected markets would be likely to decrease.

        The company cannot predict the outcome of these discussions with the government and the hospitals, however, and no assurance can be given that the ultimate resolution of this issue will not have an adverse effect on the company’s financial results.

     Gross Profit. Gross margins were 73.1% and 73.0% for the third quarter of 2003 and 2002, respectively. For the nine-month periods ended September 30, 2003 and 2002, the margins were 73.0% and 72.8%, respectively. Despite revenue pricing pressures, Apria was able to maintain and slightly improve upon its gross margins due to favorable product pricing from the company’s suppliers.

     Provision for Doubtful Accounts. The provision for doubtful accounts results from management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. The provision was 3.6% of net revenues for the third quarter and 3.7% for the nine-month period ended September 30, 2003. This is consistent with the corresponding periods in 2002, in which the rate was 3.7% for both the third quarter and nine-month period.

     Selling, Distribution and Administrative. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue patterns. Certain expenses, such as facility lease and fuel costs, are very sensitive to market-driven price fluctuations. Administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not vary as closely with revenue growth as do the operating costs. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 54.8% in the third quarter of 2003, up from 54.4% in the third quarter of 2002 and were 54.5% for both nine-month periods of 2003 and 2002. The primary reasons for the increase in the expense to revenue percentage in the third quarter of 2003 is the effect of annual merit salary increases and incremental costs incurred in conjunction with the integration of acquired businesses.

     Amortization of Intangible Assets. Amortization of intangible assets for the third quarter of 2003 was $732,000 compared to $667,000 in the third quarter of 2002. For the nine-month periods in 2003 and 2002, amortization was $2.1 million and $2.0 million, respectively. See “Liquidity and Capital Resources – Business Combinations.”

     Interest Expense. Interest expense was $3.7 million for the third quarter of 2003, up from $3.5 million in the third quarter of 2002. During the first nine months of 2003, interest expense was $10.0 million, compared to $11.6 million for the corresponding period in the prior year. The increase in the third quarter of 2003 is due to additional interest incurred on the $250 million convertible notes issued in August. For the nine-month period ended September 30, 2003, this additional interest was offset by interest reductions resulting from a $28.5 million decrease in borrowings under the credit agreement from the end of the third quarter of 2002 to the end of the third quarter in 2003. Interest expense was also reduced by a decrease in the applicable interest rate margin for the $175 million term loan, which was effective with the amendment of the credit agreement in June 2002. Further, interest expense was impacted by the expiration of two swap agreements that had effectively fixed interest on a portion of Apria’s debt at higher rates. See “Liquidity and Capital Resources – Long-term Debt.”

     Income Taxes. Income taxes for the nine-month periods ended September 30, 2003 and 2002 were provided at the effective tax rates expected to be applicable for the respective year. The annual rate for 2002 was reduced by a benefit of $11.1 million that resulted from prior year tax examinations that were settled in the fourth quarter.

     At September 30, 2003, Apria had federal net operating loss carryforwards of $10 million, which are limited to $5 million of usage per year under Internal Revenue code Section 382. Apria is currently utilizing such carryforwards and expects they will be utilized to their limits in 2003 and 2004. The company has an alternative minimum tax credit carryforward of $6.1 million, which is being utilized in 2003. Additionally, the company has various state net operating loss carryforwards.

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

     Cash Flow. Cash provided by operating activities was $198.7 million in the first nine months of 2003 compared with $188.9 million in the corresponding period in 2002. The current year increase in operating cash flow occurred despite an increase in income tax payments from $1.6 million for the nine-month period in 2002 to $29.2 million for the same period in 2003. As Apria utilizes its available net operating loss carryforwards, the company will continue to make significant income tax payments. Other items contributing to the overall increase in operating cash flow were the increase in net income (before items not requiring cash) and increases in payroll-related accruals. See “Results of Operations – Income Taxes.”

     Cash used in investing activities increased to $204.9 million for the first nine months of 2003 compared to $148.2 million during the same period last year. The increase is primarily due to increased acquisition activity in 2003. The increase in acquisition activity also contributed to the increase in patient service equipment expenditures. Often, the patient service equipment acquired in business combinations does not meet Apria’s standards or is not adequate to support the company’s delivery models, resulting in incremental equipment purchases.

     Cash provided by financing activities was $114.4 million during the first nine months of 2003 compared to $37.3 million used in financing activities during the first nine months of 2002. The increase is primarily due to the net proceeds received upon issuance of the $250 million convertible notes as offset by the costs of the convertible debt offering and a concurrent repurchase of $100 million of the company’s common stock. At the end of 2001, Apria had prepaid its scheduled quarterly debt amortization by two quarters, thereby reducing the payment requirement in 2002.

     Contractual Cash Obligations. The following table summarizes Apria’s long term cash payment obligations to which the company is contractually bound. The years presented below represent twelve-month rolling periods ending September 30.

(dollars in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6+	Totals

Term loans	$26	$29	$30	$2	$164	$-	$251
Convertible senior notes	-	-	-	-	250	-	250
Other long-term debt	3	2	-	-	-	-	5
Operating leases	57	50	42	28	15	19	211
Deferred acquisition payments	6	-	-	-	-	-	6

Total contractual cash obligations	$92	$81	$72	$30	$429	$19	$723

The holders of the convertible senior notes will first have the option to require Apria to repurchase all or a portion of their notes in September 2008.

     Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $237.1 million at September 30, 2003 from $217.5 million at December 31, 2002, which is primarily attributable to the increase in revenues. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 51 at September 30, 2003, December 31, 2002 and September 30, 2002.

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

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $29.2 million at September 30, 2003 and December 31, 2002. Delays, ranging from a day up to several months, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources Also, the time-consuming processes of converting patient files onto Apria’s systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of net realizable value.

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

     Long-Term Debt. The long-term debt balance at September 30, 2003 reflects the issuance of $250 million in senior convertible notes as discussed below. Also at September 30, 2003, total borrowings under Apria’s credit agreement were $250.5 million, outstanding letters of credit totaled $3.9 million and credit available under the revolving facility was $96.1 million. The company continues to be in compliance with all of the financial covenants required by the credit agreement.

     Credit Agreement Amendment. Apria’s credit agreement with Bank of America and a syndicate of lenders was amended and restated effective August 13, 2003. The amendment permitted the issuance of the 3.375% convertible senior notes and the concurrent repurchase of $100 million of Apria’s outstanding common stock with a portion of the proceeds. The amendment also eliminated limitations related to repurchases of the company’s common stock and acquisitions so long as the company’s leverage ratio, as defined by the credit agreement, is under 2.0 to 1.0, and imparts limitations as the leverage ratio increases. At September 30, 2003, Apria’s leverage ratio was 1.5 to 1.0.

     Convertible Senior Notes. On August 20, 2003, Apria issued 3.375% convertible senior notes in the aggregate principal amount of $250 million under an indenture between Apria and U.S. Bank National Association. The notes were issued in a private placement at an issue price of $1,000 per note (100% of the principal amount at maturity). The notes will mature on September 1, 2033, unless earlier converted, redeemed or repurchased by Apria. Apria may redeem some or all of the notes at any time after September 8, 2010 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest and contingent interest, if any, to the redemption date. The holders of the notes may require Apria to repurchase some or all of the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest, up to but excluding the applicable repurchase date initially on September 1, 2008, and subsequently on September 1 of 2010, 2013, 2018, 2023 and 2028, or at any time prior to their maturity following a fundamental change as defined in the indenture. Any notes that Apria is required to repurchase on September 1, 2008 will be paid for in cash. For all remaining repurchase dates, Apria may pay the repurchase price in cash or by delivering shares of its common stock or a combination of cash and shares of its common stock.

     The notes bear interest at the rate of 3.375% per year. Interest on the notes is payable on September 1 and March 1 of each year, beginning on March 1, 2004. The notes are convertible during certain periods by holders into shares of Apria common stock initially at a conversion rate of 28.6852 shares of common stock per $1,000 principal amount of notes, subject to adjustment in certain events, under certain circumstances as outlined in the indenture.

     Apria received $244.4 million in proceeds upon issuance of the notes. Concurrent with the issuance and with a portion of the proceeds, Apria repurchased approximately 3.8 million shares of its common stock for $100 million. Issuance costs deducted from the proceeds plus those paid separately in cash totaled $5.8 million.

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

     The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. During the first nine-month periods of 2003 and 2002, Apria paid net settlement amounts of $1.5 million and $478,000, respectively. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income. At September 30, 2003, the aggregate fair value of the swap agreements was a deficit of $2.1 million and, accordingly, is reflected in the accompanying balance sheet in other accrued liabilities. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the various swap agreements are nationally-recognized financial institutions with strong credit ratings.

     Treasury Stock. During the nine-month period of 2003, Apria repurchased 4.5 million shares of its outstanding common stock for $118.5 million. All repurchased common shares are being held in treasury. In October 2003, Apria announced that its Board of Directors authorized additional share repurchases of up to $100 million. Depending on market conditions and other considerations, the company plans to repurchase stock in open market or privately negotiated transactions, with at least $50 million in repurchases contemplated by the end of the first quarter of 2004 and the balance by the end of 2004.

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

     The aggregate consideration for acquisitions that closed during the first nine months of 2003 was $88.6 million. Pending receipt of additional valuation information, the preliminary allocation of this amount includes $74.0 million to goodwill, $4.2 million to other intangible assets and $8.4 million to patient service equipment. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $88.8 million and $59.6 million in the first nine months of 2003 and 2002, respectively.

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

     HIPAA.  The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of a number of components, several of which are applicable to Apria. Pursuant to the administrative simplification section of HIPAA, HHS has issued three sets of regulations, each with its own compliance date, governing the following:

•	privacy of individually identifiable health information - compliance date: April 14, 2003 - Apria was materially compliant by this date;
•	standard electronic transaction and code sets - compliance date: October 16, 2003 - Apria was materially compliant by this date; and
•	electronic security of individually identifiable health information - compliance date: April 20, 2005 - Apria expects to be able to materially comply with these regulations by the compliance date.

     The standard electronic transaction and code sets regulations will standardize how health claims and eligibility information is collected, recorded and processed. The standard electronic transaction and code sets regulations also mandate that standardized codes be used for electronic billing purposes by all payors in the United States, including both government and private health plans. Historically, certain billing codes used in the homecare industry have varied by state Medicaid program and certain health plans. Under HIPAA, authority for approving, modifying, adding or deleting codes lies solely with the Health Care Procedure Coding System (“HCPCS”) panel, operating under the auspices of CMS. It is primarily the responsibility of healthcare equipment and supply manufacturers and state Medicaid programs to seek and obtain codes for their respective products. Under HIPAA, such codes are to be used not only by Medicare payors, but by state Medicaid programs and private managed care payors as well. The panel reviews such requests primarily on an annual basis, with a deadline of April 1 each year. Apria supported industry representatives and manufacturers to obtain the necessary HCPCS codes.

     In mid-October 2003, the panel posted the revised HCPCS list for 2004 on its web site. The panel approved very few new codes. The probability that some payors will not be fully compliant by January 1, 2004, and the fact that CMS has directed its durable medical equipment regional carriers to deploy contingency plans that allow them to continue accepting former codes for an as-yet undetermined amount of time, make it likely that Apria will experience an increase in claim rejections or denials in early 2004. Ultimately, this could impact the company’s net revenue line and the collectibility of its accounts receivable. In addition, the absence of new codes for certain higher-cost respiratory products and services could have an impact on gross profit margins, since the panel only allows one code per certain equipment category, regardless of the actual equipment provided to the patients per a physician’s prescription and patient preference. The absence of standardized codes for products or services provided by Apria also may preclude the company from submitting electronic billings (or “claims”) to certain payors. Such an outcome would require submitting paper claims, which could ultimately result in delays and difficulties in collecting these claims.

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

     At September 30, 2003, Apria’s term loan borrowings totaled $250.5 million. The bank credit agreement governing the term loans provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or the London Interbank Offered Rate (“LIBOR”). All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At September 30, 2003, all of Apria’s outstanding term debt was tied to LIBOR.

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

     Based on the term debt outstanding and the swap agreements in place at September 30, 2003 (excluding those recently expired), a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $1.5 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      On August 20, 2003, Apria issued 3.375% Convertible Senior Notes in the aggregate principal amount of $250 million under an indenture between Apria and U.S. Bank National Association. The notes were issued in a private placement at an issue price of $1,000 per note (100% of the principal amount at maturity). The notes will mature on September 1, 2033, unless earlier converted, redeemed or repurchased by Apria. Apria may redeem some or all of the notes at any time after September 8, 2010 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest and contingent interest, if any, to the redemption date. The holders of the notes may require Apria to repurchase some or all of the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest, up to but excluding the applicable repurchase date initially on September 1, 2008, and subsequently on September 1 of 2010, 2013, 2018, 2023 and 2028, or at any time prior to their maturity following a fundamental change as defined in the indenture. Any notes that Apria is required to repurchase on September 1, 2008 will be paid for in cash. For all remaining repurchase dates, Apria may pay the repurchase price in cash or by delivering shares of its common stock or a combination of cash and shares of its common stock.

      The notes bear interest at the rate of 3.375% per year. Interest on the notes is payable on September 1 and March 1 of each year, beginning on March 1, 2004. The notes are convertible during certain periods by holders into shares of Apria common stock initially at a conversion rate of 28.6852 shares of common stock per $1,000 principal amount of notes, subject to adjustment in certain events, under certain circumstances as outlined in the indenture.

      Apria received approximately $244.4 million in proceeds upon issuance of the notes. Concurrent with the issuance and with a portion of the proceeds, Apria repurchased approximately 3.8 million shares of its common stock for $100 million. Issuance costs deducted from the proceeds plus those paid separately in cash totaled 5.8 million. The remaining proceeds may be used for additional share repurchases, acquisitions or general corporate purposes.

ITEM 3.    NOT APPLICABLE

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

(a) (b) (c)	Annual Meeting of Stockholders of the company on July 17, 2003.

Directors reelected at the Annual Meeting for a term of one year:

Vicente Anido, Jr.
I.T. Corley
David L. Goldsmith
Lawrence H. Higby
Richard H. Koppes
Philip R. Lochner, Jr.
Jeri L. Lose
Beverly Benedict Thomas
Ralph V. Whitworth

Matters Voted Upon at Annual Meeting:

Election of Directors

As of July 17, 2003, the company's Board of Directors consisted of nine members who will serve for one year or until the election and qualification of their successors. The results of the stockholder voting were as follows:

	FOR	WITHHOLD
Vicente Anido, Jr. I.T. Corley David L. Goldsmith Lawrence M. Higby Richard H. Koppes Philip R. Lochner, Jr. Jeri L. Lose Beverly Benedict Thomas Ralph V. Whitworth	47,735,252 48,651,135 48,649,127 49,187,262 48,650,522 47,198,516 48,650,022 47,735,369 47,735,256	1,539,963 624,080 626,088 87,953 624,693 2,076,699 625,193 1,539,846 1,539,959

Approval of the 2003 Performance Incentive Plan
The Board of Directors adopted and approved the Apria Healthcare Group Inc. 2003 Performance Incentive Plan, subject to stockholder approval. The results of the stockholder voting were as follows:
For Against Abstain Broker Non-votes	29,741,617 12,654,539 16,049 6,863,010

ITEM 5.     NOT APPLICABLE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
Exhibit Number 4.1

Reference
Indenture dated August 20, 2003, between Apria Healthcare Group Inc. and U.S. Bank National Association, as trustee, describing the registrant's issuance of 3.375% Convertible Senior Notes due 2033.

10.1

First Amendment to Third Amended and Restated Credit Agreement, dated August 13, 2003, between Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Association and other financial institutions party to the Credit Agreement.

	31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
	31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(b)

Reports on Form 8-K:

Apria filed a Current Report on Form 8-K on July 22, 2003 to report the issuance of a press release announcing its financial results for the quarter ended June 30, 2003.

Apria filed a Current Report on Form 8-K on August 18, 2003 to report the issuance of two press releases announcing its intent to privately place $200 million aggregate principal amount of convertible senior notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC. Registrant
November 14, 2003	/s/ AMIN I. KHALIFA Amin I. Khalifa Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)