Form 10-K
period 2003-12-31
APRIA HEALTHCARE GROUP INC
filed 2004-03-15
CIK 882289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14316

APRIA HEALTHCARE GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation) 26220 Enterprise Court, Lake Forest, CA (Address of principal executive offices)	33-0488566 (I.R.S. Employer Identification Number) 92630-8405 (Zip Code)

Registrant’s telephone number: (949) 639-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share (Title of each class)	New York Stock Exhange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes    X   No

As of June 30, 2003 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $24.88 per share as reported by the New York Stock Exchange, was approximately $1,356,361,066. As of March 5, 2004, there were outstanding 50,582,271 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock of the Registrant (not including 7,156,757 shares held in treasury).

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003

APRIA HEALTHCARE GROUP INC.

PART I
Item 1	–	Business
Strategy
Service Lines
Organization and Operations
Marketing
Sales
Competition
Government Regulation
Employees
Website Access to Reports
Executive Officers
Risk Factors
Item 2	–	Properties
Item 3	–	Legal Proceedings
Item 4	–	Submission of Matters to a Vote of Secutity Holders
PART II
Item 5	–	Market for the Registrant’s Common Equity and Related Stockholders Matters
Item 6	–	Selected Financial Data
Item 7	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	–	Quantitative and Qualitative Disclosures about Market Risk
Item 8	–	Financial Statements and Supplementary Data
Item 9	–	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	–	Controls and Procedures
PART III *
Item 10	–	Directors and Executive Officers of the Registrant
Item 11	–	Executive Compensation
Item 12	–	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	–	Certain Relationships and Related Transactions
Item 14	–	Principal Accountant Fees and Services

* All items under Part III are incorporated by reference from Part I and the company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of the company’s fiscal year.

PART IV
Item 15	–	Exhibits, Financial Statement Schedule and Reports on Form 8-K
Independent Auditors’ Report
Consolidated Financial Statements
Consolidated Financial Statement Schedule
SIGNATURES CERTIFICATIONS

PART I

ITEM 1.      BUSINESS

     Apria Healthcare Group Inc. provides a broad range of home healthcare services through approximately 425 branch locations that serve patients in all 50 states. Apria has three major service lines: home respiratory therapy, home infusion therapy and home medical equipment. The following table provides examples of the services and products in each:

Service Line	Examples of Services and Products

Home respiratory therapy	Provision of oxygen systems, stationary and portable ventilators, obstructive sleep apnea equipment, nebulizers, respiratory medications and related clinical/administrative support services
Home infusion therapy

Intravenous administration of anti-infectives, pain management, chemotherapy, nutrients (also administered through a feeding tube), immune globulin, other medications and related clinical/administrative support services

Home medical equipment	Provision of patient safety items, ambulatory aids and in-home equipment, such as wheelchairs and hospital beds

Strategy

     Apria is pursuing an operating strategy to increase its market share and improve its profitability. In response to the reimbursement reductions called for by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, Apria has dedicated additional resources to long-term strategic planning. Apria management believes its strategic initiatives will enable the company to continue to grow despite the effects of the recent legislation. Key elements of this strategy are listed below. See “Business – Government Regulation – Medicare and Medicaid Reimbursement.”

     Maintain Focus on Existing Service Offerings. Apria continues to focus on growth in its core businesses of home respiratory therapy, home infusion therapy and home medical equipment. Offering all three services gives Apria a competitive advantage with its managed care, hospital and physician customers and enables it to maintain a diversified revenue base. Through specific growth initiatives that enhance the company’s clinical offering, Apria continues its emphasis on growth in the home respiratory therapy line, which historically has produced higher gross margins than the other service lines.

     Supplement Internal Growth with Selective Acquisitions. Apria continues to pursue strategically complementary acquisition opportunities, with an emphasis on home respiratory therapy businesses. Apria operates in a highly fragmented market, which provides an attractive opportunity to drive growth through acquisitions. During 2003, Apria completed 27 acquisitions, comprised largely of respiratory therapy businesses, for an aggregate consideration of approximately $98 million. The acquisitions expanded Apria’s presence in markets in the Southeast, West and Northeast, which position it to service a larger percentage of contracted managed care customers’ members in the future.

     Reduce Costs and Increase Margins and Cash Flows. Apria’s management continues to develop and apply “best practices” and productivity improvement programs throughout the company with the aim of achieving greater standardization and enhanced productivity. Success with such programs has resulted in reduced costs and increased margins and cash flow. Apria has implemented standardized clinical and delivery models, billing and collection practices and common operating procedures in its field locations and has centralized purchasing for inventory, patient service equipment and supplies. Apria continues to focus resources on identifying opportunities for further productivity improvements.

     Evaluate Opportunities to Expand Offerings in Home Healthcare. Apria believes that with the aging of the U.S. population, the resulting increases in medical costs and utilization of healthcare services will lead to an expansion of the number of services provided in the home. Providing such services in the home should reduce healthcare costs for the patient as well as enhance patient convenience. Technological advances are also expected to contribute to additional expansion of the domestic home healthcare market. During 2004, Apria will evaluate several new business opportunities. The initial focus will be on identifying the unfulfilled healthcare needs of Apria’s existing patient population and evaluating the potential business opportunity associated with each. Management expects that these opportunities, upon evaluation to determine their viability and scalability, will result in the future expansion of services that Apria will offer in the home.

Service Lines

     In each of its three service lines, Apria provides patients with a variety of clinical and administrative support services, as well as related products and supplies, most of which are prescribed by a licensed physician as part of a care plan. These services include:

  providing in-home clinical respiratory care, infusion and respiratory pharmacy management and high-tech infusion nursing;
  educating patients and their caregivers about illnesses and providing them with written instructions about home safety, self-care and the proper use of their equipment;
  monitoring patients’ individualized treatment plans;
  reporting patient progress and status to the physician and/or managed care organization;
  providing in-home delivery and set-up of equipment and/or supplies;
  maintaining and repairing equipment; and
  processing claims to third-party payors, billing and collecting patient co-pays and deductibles.

     The following table sets forth a summary of net revenues by service line, expressed as percentages of total net revenues:

	Year Ended December 31,

	2003	2002	2001

Home respiratory therapy	67%	67%	66%
Home infusion therapy	18%	18%	19%
Home medical equipment/other	15%	15%	15%

Total net revenues	100%	100%	100%

      Home Respiratory Therapy. Apria provides home respiratory therapy services to patients with a variety of conditions, including:

  chronic obstructive pulmonary diseases such as emphysema, chronic bronchitis and asthma;
  nervous system-related respiratory conditions such as Lou Gehrig’s disease and quadriplegia;
  obstructive sleep apnea;
  congestive heart failure; and
  lung cancer.

Apria employs a nationwide clinical staff of respiratory care professionals to provide direct patient care, monitoring and other support services to its home respiratory therapy patients under physician-directed treatment plans and in accordance with Apria’s proprietary acuity program.

     Apria derives approximately 71% of its respiratory therapy revenues from the provision of oxygen systems, home ventilators, nebulizers and home-delivered respiratory medications. The company derives most of its remaining respiratory revenues from the provision of:

  infant apnea monitors;
  continuous positive airway pressure devices; and
  noninvasive positive pressure ventilation.

     Home Infusion Therapy. Home infusion therapy involves the administration of a drug or nutrient directly into the body intravenously through injection or catheterization. Examples of such therapies include:

  total parenteral (intravenous) nutrition;
  anti-infective and anti-fungal medications;
  chemotherapy; and
  pain management.

The home infusion therapy service line also includes enteral nutrition, which is the administration of nutrients directly into the gastrointestinal tract through a feeding tube.

     Depending on the therapy, a broad range of venous access devices and pump technologies may be used to facilitate homecare and patient independence. Apria employs licensed pharmacists and registered high-tech infusion nurses who specialize in the delivery of home infusion therapy. They are available to respond to emergencies and questions regarding therapy 24 hours a day, seven days a week and to provide initial and ongoing training and education to the patient and caregiver. Other support services include patient service, supply replenishment, pump management, preventive maintenance, assistance with insurance questions and outcome reporting. Apria currently operates 31 pharmacy locations to serve its home infusion patients.

     Home Medical Equipment/Other. Apria’s primary emphasis in the home medical equipment service line is on the provision of equipment to assist patients with ambulation, safety and general care in and around the home. The company also offers rehabilitation products in selective markets in the United States. Such products include customized seating and wheeled mobility equipment. Apria’s integrated service approach allows patients, hospital and physician referral sources and managed care systems accessing either respiratory or infusion therapy services to also access needed home medical equipment through a single source.

     As Apria’s managed care organization customer base has grown, management has recognized the need to expand its ability to provide value-added services to these customers. Rather than provide certain non-core services directly, Apria sometimes aligns itself with other segment leaders, such as home health nursing organizations, providers of home-delivered routine medical supplies or large drug/supply wholesalers, through formal relationships or ancillary networks. Such networks must be credentialed and qualified by Apria’s clinical services department.

Organization and Operations

      Organization. Apria’s approximately 425 branch locations are organized into four geographic divisions, which are further divided into 16 geographic regions. Each of the regions is operated as a separate business unit and consists of a number of branches and a regional office. The regional office provides each of its branches with key support services such as billing, purchasing, equipment maintenance, repair and warehousing. The branch delivers home healthcare products and services to patients in their homes and other care sites through the company’s delivery fleet, qualified delivery professionals and clinical employees.

     Although Apria generally operates its regions as separate business units, the company’s sales and business operations functions are vertically integrated. The operations function is further divided into revenue management, clinical services, logistics, regulatory compliance and acquisition integration. Through this structure, all functions that are performed at the region level have direct reporting and accountability to corporate headquarters. Apria believes that this structure provides control over and consistency among its regions and branches. In accordance with Apria’s strategy to identify opportunities for efficiencies and productivity improvements, management is evaluating the feasibility of centralizing certain functions that are currently performed at a region or branch level.

     Corporate Compliance. As a leader in the home healthcare industry, Apria has implemented a compliance program to further the company’s commitment to providing quality home healthcare services and products while maintaining high standards of ethical and legal conduct. Apria believes that operating its business with integrity and in full compliance with applicable regulations is essential. Apria’s Corporate Compliance Program includes a written Code of Ethical Business Conduct that employees receive as part of their initial orientation process. The program is designed to accomplish the goals described above through employee education, a confidential disclosure program, written policy guidelines, periodic reviews, frequent reinforcement, compliance audits, a formal disciplinary component and other programs. Compliance oversight is provided by the Corporate Compliance Committee of the company’s Board of Directors which meets quarterly in conjunction with Apria’s internal Corporate Compliance Committee, consisting of senior and mid-level management personnel from various functional disciplines. See “Business – Risk Factors – Federal Investigation.”

     Internal Audit. Apria has established an internal audit function with direct reporting to the Audit Committee of the Board of Directors to provide an ongoing assessment of Apria’s system of internal controls and procedures for financial reporting. Internal Audit is responsible for both operational and financial reviews of the company’s operations, monitoring compliance with policies and procedures, identification and development of best practices within the organization and overseeing compliance with the requirements of the Sarbanes-Oxley Act of 2002.

     Operating Systems and Controls. Apria’s business is dependent, to a substantial degree, upon the quality of its operating and field information systems for proper contract administration, accurate order entry and pricing, billing and collections, as well as inventory and patient service equipment management. These systems provide reporting that enables management to monitor and evaluate contract profitability. Apria’s information services department works closely with all of the corporate departments to ensure that Apria’s systems are compliant with government regulations and payor requirements and to support their business improvement initiatives with technological solutions.

     Apria has established performance indicators which measure operating results against expected thresholds for the purpose of allowing all levels of management to identify and modify areas requiring improvement and to monitor progress. Operating models with strategic targets have been developed to move Apria toward more effectively managing the sales, customer service, accounts receivable, clinical and distribution areas of its business. Apria’s management team is compensated using performance-based incentives focused on criteria such as revenue growth and improvement in operating income.

      Payors. Apria derives substantially all its revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. For 2003, approximately 28% of Apria’s net revenues were derived from Medicare and 6% from Medicaid. Generally, each third-party payor has specific requirements which must be met before claim submission will result in payment. Apria has policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.

     Receivables Management. Apria operates in an environment with complex requirements governing billing and reimbursement for its products and services. Initiatives focused specifically on receivables management such as system enhancements, process refinements and organizational changes have resulted in improvement and consistency in key accounts receivable indicators.

     Apria is expanding its use of technology in areas such as electronic claims submission and electronic funds transfer with managed care organizations to more efficiently process business transactions. This can expedite claims processing and reduce the administrative cost associated with this activity for both Apria and its customer/payors. Management is also focusing resources on certain large third-party payors to develop internal expertise with the payors’ unique reimbursement requirements, thereby reducing subsequent denials and shortening the related collection periods.

Marketing

     Through its field sales force, Apria markets its services primarily to physicians, managed care organizations, hospitals, medical groups, home health agencies and case managers. Apria has developed and put into practice several marketing initiatives, including but not limited to:

     Automated Call Routing Through a Single Toll-Free Number. This initiative allows select managed care organizations to reach any of Apria’s locations and to access the full range of Apria services through a single central telephone number: 1-800-APRIA-88.

     Accreditation by the Joint Commission on Accreditation of Healthcare Organizations or JCAHO. JCAHO is a nationally recognized organization that develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home healthcare industry has grown, the need for objective quality measurements has increased. Accreditation by JCAHO entails a lengthy review process that is conducted every three years. Accreditation is widely considered a prerequisite for entering into contracts with managed care organizations at every level. Because accreditation is expensive and time consuming, not all providers choose to undergo the process. Due to its leadership role in establishing quality standards for home healthcare and its active and early participation in this process, Apria management believes the company is generally viewed favorably by referring healthcare professionals. All of Apria’s branch locations, including acquired locations, are accredited by or in the process of receiving accreditation from JCAHO. Apria’s most recent triennial survey cycle began in January 2003 with a successful corporate survey outcome and is anticipated to be concluded by August 2004.

     Essential Care Model. Apria has developed the Essential Care Model, a proprietary model that defines the services, supplies and products delivered in conjunction with prescribed homecare equipment and therapies. The Essential Care Model is used to establish consistent and clear expectations for referral sources, payors and patients.

     Physician Relations. Apria’s physician relations group places phone calls to physician offices in an effort to educate them about homecare and to stimulate interest in Apria. Physician relations representatives work closely with sales professionals throughout the country to identify, develop and maintain quality relationships.

     Patient Satisfaction and Complaint Resolution Process. Apria has a centralized patient satisfaction survey function that periodically conducts targeted member satisfaction studies for key managed care organizations as specified by the various contractual arrangements. The same centralized group manages a complaint resolution process through which service improvements are identified and resolved at the field level. The company believes that both centralized processes afford it visibility to centralized performance improvement data and trends that enable it to amend policies and procedures as necessary to meet the needs of patients and referral sources.

     Apria Great EscapesTM Travel Program. Apria’s 425-branch network facilitates travel for patients who require oxygen, home infusion or other products, services and therapies. Apria coordinates equipment and service needs for thousands of traveling patients annually, which enhances their mobility and quality of life.

Sales

     Apria employs over 520 sales professionals whose primary responsibility is to target key referral sources to generate new or renewal patient referrals or prescriptions (as applicable) for all of its service lines. Key customers include but are not limited to physicians and their staffs, hospital-based healthcare professionals and managed care organizations. Apria provides its sales professionals with the necessary clinical and technical training to represent Apria’s major service offerings of home respiratory therapy, home infusion therapy and home medical equipment. As larger segments of the marketplace become involved with managed care, specific portions of the sales force’s working knowledge of pricing, contracting and negotiating, and specialty-care management programs are being enhanced as well.

     An integral component of Apria’s overall sales strategy is to increase volume through managed care organizations and traditional physician referral channels. Specific growth initiatives designed to increase customer awareness of Apria’s clinical and operational programs have been launched with the goal of garnering a greater share of the traditional market. The ultimate decision makers for healthcare services vary greatly, from closed model managed care organizations to preferred provider networks which are controlled by more traditional means. Apria’s selling structure and strategies are designed to adapt to changing market factors and will continue to adjust as further changes in the industry occur. Managed care organizations continue to represent a significant portion of Apria’s business in several of its primary metropolitan markets. No single account, however, represented more than 10% of Apria’s total net revenues for 2003. Among its more significant managed care agreements during 2003 were Aetna, Kaiser Health Plans and United HealthCare Group. Apria chose not to renew its contract with Gentiva’s CareCentrix group upon its expiration in December 2003. Apria also offers discount agreements and various fee-for-service arrangements to hospitals or hospital systems whose patients have home healthcare needs. See “Business – Risk Factors – Pricing Pressures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

     The segment of the healthcare market in which Apria operates is highly competitive. In each of its service lines there are a limited number of national providers and numerous regional and local providers. The competitive factors most important in the regional and local markets are:

  reputation with referral sources, including local physicians and hospital-based professionals;
  accessibility and responsiveness;
  price of services;
  overall ease of doing business;
  quality of patient care and associated services; and
  range of home healthcare services.

In addition to the foregoing, the competitive factors most important in the larger, national markets are:

  ability to service a wide geographic area;
  ability to develop and maintain contractual relationships with managed care organizations;
  access to capital;
  information systems capabilities; and
  accreditation by the JCAHO or a similar accrediting body.

     Apria believes that it competes effectively in each of its service lines with respect to all of the above factors and that it has an established record as a quality provider of home respiratory therapy, home medical equipment and home infusion therapy as reflected by JCAHO accreditation of Apria’s branches.

     Other types of healthcare providers, including industrial gas manufacturers, individual hospitals and hospital systems, home health agencies and health maintenance organizations have entered, and may continue to enter, the market to compete with Apria’s various service lines. Depending on their business strategies and financial position, it is possible that Apria’s competitors may have, or may obtain, significantly greater financial and marketing resources than Apria. See “Business – Risk Factors – Pricing Pressures.”

Government Regulation

     Apria is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various governmental programs, as more fully described below. Apria maintains several programs designed to minimize the likelihood that it would engage in conduct or enter into contracts in violation of the fraud and abuse laws. Contracts of the types subject to these laws are reviewed and approved by corporate contract services and/or legal department personnel. Apria also maintains various educational programs designed to keep its managers updated and informed on developments with respect to the fraud and abuse laws and to reinforce to all employees the policy of strict compliance in this area. While Apria believes its discount agreements, billing contracts and various fee-for-service arrangements with other healthcare providers comply with applicable laws and regulations, Apria cannot provide any assurance that further administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on Apria’s business.

     Medicare and Medicaid Reimbursement. As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged or members of families with dependent children. In addition, Medicaid generally covers financially needy children, refugees and pregnant women. A substantial portion of Apria’s revenue is attributable to payments received from third-party payors, including the Medicare and Medicaid programs. In 2003, approximately 28% of Apria’s net revenue was derived from Medicare and 6% from Medicaid.

     Medicare. In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act includes a number of provisions that will affect Medicare Part B reimbursement policies for items and services provided by Apria, the most significant of which are:

•

The legislation provides for a freeze on annual payment increases for durable medical equipment from 2004 through 2008. Further, beginning in 2005, reimbursement for five durable medical equipment categories will be reduced based on the median price paid for such items on behalf of beneficiaries of federal employee health plans.

•

Reimbursement for inhalation drugs has been reduced from the previous reimbursement rate of 95% of the average wholesale price to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs will shift to average sales price, as defined by the Act, plus 6%.

•

The Act requires the establishment of a competitive acquisition program for as yet unspecified durable medical equipment items and services that is to be transitioned into (i) ten of the largest metropolitan statistical areas in 2007; (ii) 80 of the largest metropolitan statistical areas in 2009; and (iii) additional areas after 2009.

     Until regulations implementing the provisions of the legislation are issued, Apria cannot be certain of the exact impact of the reimbursement reductions. However, based on its current interpretation of the Act, Apria’s management estimates that the revision to inhalation drug reimbursement will result in revenue reductions from 2003 levels of approximately $14 million and $56 million in 2004 and 2005, respectively. The estimated impact to revenues in 2005 from the durable medical equipment reimbursement reduction is $30 million. The impact of the competitive acquisition program cannot be estimated at this time. If the inhalation drug reductions are implemented as currently interpreted and estimated for 2005, the untenable nature of the new reimbursement model would cause Apria to begin transitioning out of this product line late in the fourth quarter of 2004. The company has developed a contingency plan that includes a proper notice period for existing Medicare patients and physician referral sources.

     The Balanced Budget Act of 1997 contained several provisions that affected Apria’s Medicare reimbursement levels. Subsequent legislation—the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000—mitigated some of the effects of the original legislation. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 addressed some of the issues pending from the earlier legislation. However, still pending from the 1997 legislation is streamlined authority granted to the Secretary of the U.S. Department of Health and Human Services, or HHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness authority. In December 2002, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule that establishes a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive acquisition program. As of this date, neither CMS nor the durable medical equipment regional carriers have used the expedited authority.

     Medicaid.  Some states have already adopted, or are contemplating adopting, alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In at least 20 states, these changes have reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria has elected to stop accepting new Medicaid patient referrals for the affected drugs. Apria is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies if the reimbursement levels for those services remain adequate.

     Claims Audits. Durable medical equipment regional carriers are private organizations that contract to serve as the federal government’s agents for the processing of claims for items and services provided under Part B of the Medicare program. These carriers and Medicaid agencies also periodically conduct pre-payment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize healthcare claims more closely. In addition, the home healthcare industry is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming requirements for obtaining reimbursement from private and governmental third-party payors. Such long collection cycles or reviews and/or similar audits or investigations of Apria’s claims and related documentation could result in denials of claims for payment submitted by Apria. Further, the government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation. See “Business – Risk Factors – Federal Investigation” and “Business – Risk Factors – Medicare Reimbursement Rates.”

      HIPAA.  The Health Insurance Portability and Accountability Act of 1996 is comprised of a number of components. Pursuant to the administrative simplification section of HIPAA, HHS has issued multiple sets of regulations, each with its own compliance date. Regulations under HIPAA that may have a material effect on Apria govern the following:

•	privacy of individually identifiable health information - compliance date: April 14, 2003 - Apria was materially compliant by this date;

•	standard electronic transaction and code sets - compliance date: October 16, 2003 - Apria was materially compliant by this date;

•	electronic security of individually identifiable health information - compliance date: April 21, 2005 - Apria expects to be materially compliant with these regulations by the compliance date;

•

standards for a unique national health identifier for healthcare providers for use in connection with standard transactions – compliance date: May 23, 2007 – Apria expects to be able to materially comply with these regulations by the compliance date; and

•	the first installment of an interim enforcement rule, when issued in full, will address both substantive and procedural requirements for the imposition of civil monetary penalties.

     The privacy regulations provide patients with information and control regarding the company’s request for, and receipt, use and disclosure of patients’ protected health information. The privacy regulations require the development and implementation of detailed policies, procedures, contracts and forms for this purpose. The privacy regulations also require entities subject to the HIPAA regulations to contractually obligate certain of their contractors, who may receive protected health information during the course of rendering services on behalf of that entity, to abide by certain privacy requirements. Apria’s privacy policies and practices must also comply with any state law privacy protections that are more stringent than the privacy afforded by these federal privacy regulations. Apria’s management has developed and implemented the required policies, procedures and forms necessary to comply materially with such privacy regulations and applicable laws.

     The standard electronic transaction and code sets regulations standardize how health claims and eligibility information is collected, recorded and processed. The standard electronic transaction and code sets regulations also mandate that standardized codes be used for electronic billing purposes by all payors in the United States, including both government and private health plans. Historically, certain billing codes used in the homecare industry have varied by state Medicaid program and certain health plans. Under HIPAA, authority for approving, modifying, adding or deleting codes lies solely with the Health Care Procedure Coding System (“HCPCS”) panel, operating under the auspices of CMS, and such codes are to be used not only by Medicare payors, but by state Medicaid programs and private managed care payors as well. The panel reviews requests for new codes primarily on an annual basis, with a new code application deadline of April 1 each year.

     In mid-October 2003, the panel posted the revised HCPCS list for 2004 on its web site. The panel approved very few new codes. The absence of new codes for certain higher-cost respiratory products and services could have an impact on gross profit margins, since the panel only allows one code per certain equipment category, regardless of the actual equipment provided to the patients per a physician’s prescription and/or patient preference. The absence of standardized codes for products or services provided by Apria also may preclude the company from submitting electronic billings to certain payors. Such an outcome would require submitting paper claims, which could ultimately result in delays and difficulties in collecting these claims.

     The final electronic security regulations, published in the Federal Register on February 20, 2003, have a compliance date of April 21, 2005. In general, the security regulations require covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected health information that is maintained, used and disclosed in electronic form. Apria has begun to evaluate its systems, procedures and policies related to the security of protected health information and expects to modify them as necessary to comply in all material respects with the security regulations by the applicable compliance date.

     The final rule establishing the standard for a unique health identifier for healthcare providers for use in the healthcare system and the adoption of the National Provider Identifier (“NPI”), along with implementation specifications for obtaining and using this standard, were published in the Federal Register on January 23, 2004 and have a compliance date of May 23, 2007. In general, this rule requires that covered healthcare providers apply for an NPI. The NPI will be a 10-position numeric identifier that will be assigned by a national provider system and will help identify the type of provider and provide other relevant identifying information during the transmission of claims and other standard transactions. Covered healthcare providers will be required to use their NPIs in connection with HIPAA standard transactions as of the applicable compliance date, will be required to disclose their NPIs to other entities that need the NPIs to process standard transactions, and must communicate to the national provider system any changes to data elements that affect the NPIs. Parties that perform transactions on behalf of a covered entity must also agree to use the healthcare provider’s NPI when conducting such transactions. Apria anticipates that it will begin evaluating the policies and procedures necessary to obtain one or more NPI(s) within the required time frame and expects to implement and/or modify its systems as necessary to comply materially with the regulations associated with the obtaining and use of NPIs by the applicable compliance date.

     The HIPAA statute includes financial and criminal penalties for violations of the above referenced regulations. At this time, Apria expects to maintain its compliance with the regulations already in effect, anticipates that it will be able to materially comply with the electronic security and the NPI standard by their respective mandatory compliance dates and believes that the cost of its compliance efforts will not have a material adverse effect on Apria’s business, financial condition or results of operations.

     Anti-Kickback Statute. As a provider of services under the Medicare and Medicaid programs, Apria is subject to the Medicare and Medicaid fraud and abuse laws, commonly known as the “anti-kickback statute.” At the federal level, the anti-kickback statute prohibits any bribe, kickback or rebate in return for the referral of patients, products or services covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government, including Medicare, Medicaid and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services), among others. Violations of the anti-kickback statute may result in civil and criminal penalties and exclusion from participation in the federal healthcare programs. In addition, a number of states in which Apria operates have laws that prohibit certain direct or indirect payments (similar to the anti-kickback statute) or fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state-funded healthcare programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

     Physician Self-Referrals. Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as Stark II, prohibit Apria, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for designated health services if Apria has a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by Apria, including durable medical equipment and home health services. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. In January 2001, CMS issued the first of two phases of final regulations to clarify the meaning and application of Stark II. Phase I addresses the primary substantive aspects of the prohibition and several key exceptions. Significantly, the final regulations define previously undefined key terms, clarify prior definitions, and create several new exceptions for certain indirect compensation arrangements, fair market value transactions, arrangements involving non-monetary compensation up to $300, and risk-sharing arrangements, among others. The regulations also create a new knowledge exception that permits providers to bill for items provided in connection with an otherwise prohibited referral, if the provider does not know, and does not act in reckless disregard or deliberate ignorance of, the identity of the referring physician. The effective date for the bulk of Phase I of the final regulations was January 4, 2002. The publication of Phase II Rules is currently scheduled for no later than March 16, 2004. In addition, a number of the states in which Apria operates have similar prohibitions on physician self-referrals. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians.

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

     In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff’s counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts). In return for bringing the suit on the government’s behalf, the statute provides that the private plaintiff is entitled to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful. Recently, the number of qui tam suits brought against healthcare providers has increased dramatically. In addition, a number of states have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained by a healthcare provider from the state (e.g., Medicaid funds provided by the state). See “Business – Risk Factors – Federal Investigation” and “Legal Proceedings.”

     Other Fraud and Abuse Laws. HIPAA created, in part, two new federal crimes: “Health Care Fraud” and “False Statements Relating to Health Care Matters.” The Health Care Fraud statute prohibits executing a knowing and willful scheme or artifice to defraud any healthcare benefit program. A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

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

     Healthcare Reform Legislation. Economic, political and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Various healthcare reform proposals are formulated and proposed by the legislative and administrative branches of the federal government on a regular basis. In addition, some of the states in which Apria operates periodically consider various healthcare reform proposals. Apria anticipates that federal and state governmental bodies will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, Apria cannot predict which, if any, of such reform proposals will be adopted, or when they may be adopted, or that any such reforms will not have a material adverse effect on Apria’s business and results of operations.

     Healthcare is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. Recommendations for changes may result from an ongoing study of patient access by the General Accounting Office and from the potential findings of the National Bipartisan Commission on the Future of Medicare. See “Business – Risk Factors – Government Regulation; Healthcare Reform.”

Employees

     As of February 29, 2004, Apria had 10,582 employees, of which 9,329 were full-time and 1,253 were part-time. The company’s employees are not currently represented by a labor union or other labor organization, except for approximately 18 employees in New York.

     In February 2004, Apria’s full-time equivalents in the functional areas of sales, operations and administration totaled 544, 8,321 and 1,142, respectively. Full-time equivalents are computed by dividing the actual number of hours worked in a given period by the typical number of hours for that period based on a 40-hour week.

Website Access to Reports

     Apria’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments thereto and other filings are made available on the company’s website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Also available on the website is Apria’s Code of Ethical Business Conduct. Apria’s website can be found at www.apria.com.

Executive Officers

     Set forth below are the names, ages, titles with Apria and past and present positions of the persons serving as Apria’s executive officers as of March 5, 2004.

Name and Age	Office and Experience

Lawrence M. Higby, 58

President, Chief Executive Officer and Director. Mr. Higby was appointed Chief Executive Officer and Director in February 2002. Mr. Higby also served as Apria’s Chief Executive Officer on an interim basis from January through May 1998. He joined Apria in November 1997 as President and Chief Operating Officer. Prior to joining Apria, Mr. Higby served as President and Chief Operating Officer of Unocal’s 76 Products Company and Group Vice President of Unocal Corporation from 1994 to 1997. From 1986 to 1994, Mr. Higby held various positions with the Times Mirror Company, including Executive Vice President, Marketing of the Los Angeles Times and Chairman of the Orange County Edition. In 1986, Mr. Higby served as President and Chief Operating Officer of America’s Pharmacy, Inc., a division of Caremark, Inc.

Lawrence A. Mastrovich, 42

Chief Operating Officer. Mr. Mastrovich joined Apria as Chief Operating Officer in April 2002. From August 2001 to April 2002, Mr. Mastrovich served as President and Chief Operating Officer of TechRx, a pharmacy technology company. From April 2001 to August 2001, Mr. Mastrovich served as Apria’s Executive Vice President, Sales. From October 1998 to April 2001, Mr. Mastrovich served as Apria’s Executive Vice President, Revenue Management. From December 1997 to October 1998, Mr. Mastrovich served as Division Vice President, Operations for Apria’s Northeast Division. Prior to that time, Mr. Mastrovich had served as a Regional Vice President for Apria and its predecessor, Homedco, since 1994 and in various other capacities from 1987 to 1994.

Amin I. Khalifa, 50

Executive Vice President and Chief Financial Officer. Mr. Khalifa joined Apria as Executive Vice President and Chief Financial Officer in October 2003. From June 1999 to September 2003, Mr. Khalifa served as Vice President and Chief Financial Officer of Beckman Coulter, Inc., a manufacturer of diagnostic laboratory equipment and instruments. From October 1996 to June 1999, Mr. Khalifa served as the Chief Financial Officer of the Agricultural Sector of Monsanto Company, a life sciences company. From 1994 to October 1996, Mr. Khalifa served as Senior Vice President, Chief Financial Officer for Aetna Health Plans and as Senior Vice President, Strategy and Investor Relations for Aetna, Inc. From 1979 to 1994, Mr. Khalifa held a succession of senior financial management and operating positions at PepsiCo, Inc.

Anthony S. Domenico, 46

Executive Vice President, Sales. Mr. Domenico joined Apria as Executive Vice President, Sales in August 2001. From January 1998 to August 2001, Mr. Domenico served as Chief Operating Officer and Senior Vice President of Sales and Operations of Perigon Medical Distribution, Inc., a wholesale medical supply and equipment distributor. From June 1995 to January 1998, Mr. Domenico served as Regional Vice President of Apria’s Southern California Region. From 1984 to June 1995, Mr. Domenico held various positions, including Corporate Assistant Controller, with Apria’s predecessor, Homedco.

Risk Factors

     This report contains statements that are not based on historical facts. All such forward-looking statements are uncertain. Apria has based those forward-looking statements on, among other things, projections and estimates regarding the economy in general, the healthcare industry and other factors that impact Apria’s results of operations. These statements involve known and unknown risks, uncertainties and other factors that may cause Apria’s actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, forward-looking statements that involve risks and uncertainties contain terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or variations of these terms or other comparable terminology.

     Apria has identified the following important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time.

Collectibility of Accounts Receivable—Apria’s failure to maintain its controls and processes over billing and collecting or the deterioration of the financial condition of its payors could have a significant negative impact on its results of operations and financial condition.

     The collection of accounts receivable is one of Apria’s most significant challenges and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. Further, some of Apria’s payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. There can be no assurance that Apria will be able to maintain its current levels of collectibility and days sales outstanding in future periods. If Apria is unable to properly bill and collect its accounts receivable, its results will be adversely affected.

Medicare/Medicaid Reimbursement Rates—Continued reductions in Medicare and Medicaid reimbursement rates could have a material adverse effect on Apria’s results of operations and financial condition.

      Medicare.  In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act includes a number of provisions that will affect Medicare Part B reimbursement policies for items and services provided by Apria, the most significant of which are:

•

The legislation provides for a freeze on annual payment increases for durable medical equipment from 2004 through 2008. Further, beginning in 2005, reimbursement for five durable medical equipment categories will be reduced based on the median price paid for such items on behalf of beneficiaries of federal employee health plans.

•

Reimbursement for inhalation drugs has been reduced from the previous reimbursement rate of 95% of the average wholesale price to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs will shift to average sales price, as defined by the Act, plus 6%.

•

The Act requires the establishment of a competitive acquisition program for as yet unspecified durable medical equipment items and services that is to be transitioned into (i) ten of the largest metropolitan statistical areas in 2007; (ii) 80 of the largest metropolitan statistical areas in 2009; and (iii) additional areas after 2009.

     Until regulations implementing the provisions of the legislation are issued, Apria cannot be certain of the exact impact of the reimbursement reductions. However, based on its current interpretation of the Act, Apria’s management estimates that the revision to inhalation drug reimbursement will result in revenue reductions from 2003 levels of approximately $14 million and $56 million in 2004 and 2005, respectively. The estimated impact to revenues in 2005 from the durable medical equipment reimbursement reduction is $30 million. The impact of the competitive acquisition program cannot be estimated at this time. If the inhalation drug reductions are implemented as currently interpreted and estimated for 2005, the untenable nature of the new reimbursement model would cause Apria to begin transitioning out of this product line late in the fourth quarter of 2004. The company has developed a contingency plan that includes a proper notice period for existing Medicare patients and physician referral sources.

     The Balanced Budget Act of 1997 contained several provisions that affected Apria’s Medicare reimbursement levels. Subsequent legislation—the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000—mitigated some of the effects of the original legislation. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 addressed some of the issues pending from the earlier legislation. However, still pending from the 1997 legislation is streamlined authority granted to the Secretary of HHS to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness authority. In December 2002, CMS issued an interim final rule that establishes a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive acquisition program. To date, neither CMS nor the durable medical equipment regional carriers have used the expedited authority.

      Medicaid.  Some states have already adopted, or are contemplating adopting, alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In at least 20 states, these changes have reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria has elected to stop accepting new Medicaid patient referrals for the affected drugs. Apria is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies, if the reimbursement levels for those therapies remain adequate.

     Medicare and Medicaid payments accounted for approximately 28% and 6% of Apria’s 2003 net revenues, respectively. The reimbursement reductions described above will result in lower revenues, earnings and cash flows. Apria cannot be certain of the ultimate impact of the latest Medicare legislation or provide assurance to its investors that additional reimbursement reductions will not be made.

Federal Investigation—The outcome of the federal government’s investigation of Apria’s Medicare and other billing practices could have a material negative impact on Apria’s operations and financial condition.

     Since mid-1998 Apria has been the subject of an investigation conducted by the U.S. Attorney’s office in Los Angeles and HHS. The investigation concerns the documentation supporting Apria’s billing for services provided to patients whose healthcare costs are paid by Medicare and other federal programs. Apria has been informed that the investigation is the result of civil qui tam litigation filed on behalf of the government against Apria. To date, the U.S. Attorney’s office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

     Government representatives and counsel for the plaintiffs in the qui tam actions asserted in July 2001 that, by a process of extrapolation from a sample of 300 patient files to all of Apria’s billings to the federal government during the three-and-one-half year sample period, Apria could be liable to the government under the False Claims Act for more than $9 billion, consisting of extrapolated overpayment liability, treble damages and penalties of up to $10,000 for each allegedly false claim derived from the extrapolation. Apria has acknowledged that there may be errors and omissions in supporting documentation affecting a portion of its billings, however, it considers the assertions and amounts described above to be unsupported both legally and factually.

     Apria has been exchanging information and having discussions with government representatives in an attempt to explore whether it will be possible to resolve this matter on a basis that would be considered fair and reasonable by all parties. Apria cannot provide any assurances as to the outcome of these discussions, however, or as to the outcome of the qui tam litigation in the absence of a settlement. At this time management cannot estimate the possible loss or range of loss that may result from these proceedings and therefore has not recorded any related accruals.

     If a judge, jury or administrative agency were to determine that false claims were submitted to federal healthcare programs or that there were significant overpayments by the government, Apria could face civil and administrative claims for refunds, sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including the exclusion of Apria from participation in federal healthcare programs. Apria can provide no assurance as to the outcome of these proceedings. See “Legal Proceedings.”

Operating Systems and Controls—Apria’s failure to successfully implement computer and other system modifications designed to maximize productivity could ultimately have a significant negative impact on its results of operations and financial condition.

     Apria’s management has identified a number of areas throughout its operations where it intends to modify the current processes or systems in order to attain a higher level of productivity. The ultimate cost savings expected from the successful design and implementation of such initiatives will be necessary to help offset the impact of Medicare reimbursement reductions and continued downward pressure on pricing. Apria’s failure to successfully implement its planned system modifications and other productivity improvements could have a significant impact on its operations and financial condition. Further, the implementation of these system changes could have a disruptive effect on related transaction processing and operations.

Government Regulation; Healthcare Reform—Non-compliance with laws and regulations applicable to Apria’s business and future changes in those laws and regulations could have a material adverse effect on Apria.

     Stringent laws and regulations at both the federal and state levels, requiring compliance with burdensome and complex billing, substantiation and record-keeping requirements apply to Apria. Financial relationships between Apria and physicians and other referral sources are subject to strict limitations. In addition, strict licensing and safety requirements apply to the provision of services, pharmaceuticals and equipment. Violations of these laws and regulations could subject Apria to severe fines, facility shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Government officials and the public will continue to debate healthcare reform. Changes in healthcare law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on Apria’s business and results of operations.

HIPAA – Compliance with regulations under HIPAA relating to the transmission and privacy of health information and compliance with new regulations under HIPAA relating to security and the implementation of the national provider identifier requirements could impose significant costs on Apria’s operations.

     Numerous federal and state laws and regulations, including HIPAA, govern the collection, dissemination, use and confidentiality of patient-identifiable health information. HIPAA requires Apria to comply with standards for the use and disclosure of health information within the company and with third parties, such as payors, business associates and customers. These include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility, payment information and the use of electronic signatures, and privacy and electronic security of individually identifiable health information. Each set of HIPAA regulations has a specified compliance date and requires certain healthcare providers, including Apria, in addition to health plans and clearinghouses, to develop and maintain policies and procedures with respect to protected health information that is used or disclosed. The HIPAA security rules require that by the compliance date, Apria complete a security risk assessment of its operations, including its electronic systems that maintain electronic protected health information and implement policies and procedures with respect to the security of such electronic information.

     The standard electronic transaction and code sets regulations standardize how health claims and eligibility information is collected, recorded and processed. The standard electronic transaction and code sets regulations also mandate that standardized codes be used for electronic billing purposes by all payors in the United States, including both government and private health plans. Historically, certain billing codes used in the homecare industry have varied by state Medicaid program and certain health plans. Under HIPAA, authority for approving, modifying, adding or deleting codes lies solely with the HCPCS panel, operating under the auspices of CMS, and such codes are to be used not only by Medicare payors, but by state Medicaid programs and private managed care payors as well. The panel reviews requests for new codes primarily on an annual basis, with a new code application deadline of April 1 each year.

     In mid-October 2003, the panel posted the revised HCPCS list for 2004 on its web site. The panel approved very few new codes. The absence of new codes for certain higher-cost respiratory products and services could have an impact on gross profit margins, since the panel only allows one code per certain equipment category, regardless of the actual equipment provided to the patients per a physician’s prescription and/or patient preference. The absence of standardized codes for products or services provided by Apria also may preclude the company from submitting electronic billings to certain payors. Such an outcome would require submitting paper claims, which could ultimately result in delays and difficulties in collecting these claims.

     Apria faces potential criminal or civil sanctions if it does not comply with existing or new laws and regulations related to patient health information, use of standard transaction and code sets and use of standard identifiers. New health information standards, whether implemented pursuant to HIPAA or otherwise, could have a significant effect on the manner in which Apria handles healthcare related data and communicates with payors. See “Business – Government Regulation – HIPAA.”

Revocation of Hospital Medicare Supplier Numbers – CMS’ action may have an adverse impact on Apria’s results of operations and financial condition.

     CMS officials have recently initiated actions to revoke the Medicare supplier numbers of a variety of durable medical equipment suppliers, including a number of Apria’s current hospital customers. Under contractual arrangements, Apria provides home healthcare products and services to hospitals on a wholesale basis to service the hospitals’ discharged patients. Apria bills the hospitals for all such products and services and the hospitals, in turn, bill patients and third party payors, including Medicare. In order for a hospital to bill Medicare for these home healthcare products and services, it must have a Medicare supplier number.

     In its revocation notices to Apria’s hospital customers, CMS has asserted that these contractual arrangements do not comply with certain Medicare regulations promulgating “supplier standards,” adherence to which is required as a condition of having a supplier number. The government has construed the supplier standards to require a supplier to perform directly through its own employees some types of services that the hospitals have contracted to have Apria perform. Apria believes its arrangements with hospitals are consistent with all applicable regulations and that CMS is acting improperly in revoking the hospitals’ supplier numbers.

     Apria and its hospital customers are in discussions with CMS regarding the hospitals’ retaining their Medicare supplier numbers, the hospitals’ entering into alternative arrangements with Apria that would satisfy CMS’ interpretation of the regulations, and CMS’ allowance of adequate time to transition to these alternative arrangements. Under most of the alternative arrangements being considered, Apria’s future revenues from the affected markets would likely decrease.

     Apria cannot predict the outcome of these discussions with the government and the hospitals, however, and no assurance can be given that the ultimate resolution of this issue will not have an adverse effect on Apria’s financial results.

Pricing Pressures—Apria believes that continued pressure to reduce healthcare costs could have a material adverse effect on the company.

     The current market continues to exert pressure on healthcare companies to reduce healthcare costs, resulting in reduced margins for home healthcare providers such as Apria. Larger group purchasing organizations and supplier groups exert additional pricing pressure on home healthcare providers. These include managed care organizations, which control an increasing portion of the healthcare economy. Apria has a number of contractual arrangements with managed care organizations and other parties, although no individual arrangement accounted for more than 10% of Apria’s net revenues in 2003.

     The segment of the healthcare market in which Apria operates is highly competitive. In each of its service lines there are a number of national providers and numerous regional and local providers. Among the national providers with which Apria directly competes are, American HomePatient, Coram Healthcare, Critical Care Solutions, Lincare Holdings, Option Care and Rotech Healthcare. Other types of healthcare providers, including industrial gas manufacturers, individual hospitals and hospital systems, home health agencies and health maintenance organizations have entered, and may continue to enter the market to compete with Apria’s various service lines. Some of these competitors have, or may obtain, significantly greater financial and marketing resources than Apria that may increase pricing pressure and limit Apria’s ability to maintain or increase its market share.

Acquisition Strategy—Apria may not be able to successfully integrate acquired businesses, which could have an adverse effect on its results of operations and financial condition.

     Apria’s strategic plan includes growth through the acquisition of other companies. Such growth involves a number of risks, including:

  difficulties in integration;
  diversion of management’s attention from day-to-day operations;
  the failure to realize anticipated benefits such as cost savings and revenue enhancements;
  the assumption of liabilities of an acquired business, including unforeseen liabilities; and
  difficulties related to assimilating the products, services, personnel and systems of an acquired business.

     During 2003, Apria completed 27 acquisitions for an aggregate consideration of approximately $98.0 million and during 2002, Apria acquired 17 businesses for an aggregate consideration of approximately $78.3 million.

     In connection with past acquisitions, Apria has found that the labor-intensive patient qualification process and conversion of patient files onto Apria’s billing systems can shift focus away from Apria’s routine processes. These activities and the time required to obtain provider numbers from government payors often delay billing of the newly acquired business, which may delay cash collections. Moreover, excessive delays may make certain items uncollectible. The successful integration of an acquired business is also dependent on the size of the acquired business, condition of the patient files, complexity of system conversions and local management’s execution of the integration plan. If Apria is not successful in integrating acquired businesses, its results will be adversely affected.

ITEM 2.      PROPERTIES

     Apria’s headquarters are located in Lake Forest, California and consist of approximately 100,000 square feet of office space. The lease expires in 2011.

     Apria has approximately 425 branch facilities that are organized into 16 regions. The region facilities usually house a branch and various regional support functions such as warehousing, repair, billing and infusion pharmacy. These facilities are typically located in light industrial areas and generally range from 20,000 to 85,000 square feet. The typical branch facility, other than those that share a building with a region, is a combination warehouse and office, with approximately 50% of the square footage consisting of warehouse space. These branch facilities, also located in light industrial areas, can range from 1,000 to 50,000 square feet. Apria leases substantially all of its facilities with lease terms of ten years or less.

ITEM 3.      LEGAL PROCEEDINGS

     As previously reported, since mid-1998 Apria has been the subject of an investigation conducted by the U.S. Attorney’s office in Los Angeles and HHS. The investigation concerns the documentation supporting Apria’s billing for services provided to patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government and has responded to various document requests and subpoenas.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Apria’s stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS

     Apria’s common stock is traded on the New York Stock Exchange under the symbol AHG. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share of Apria common stock:

	High	Low
Year ended December 31, 2003
First quarter	$24.23	$20.50
Second quarter	25.10	22.45
Third quarter	29.00	24.42
Fourth quarter	31.69	25.00
Year ended December 31, 2002
First quarter	$24.95	$20.79
Second quarter	28.50	20.25
Third quarter	25.30	18.90
Fourth quarter	25.68	20.75

     As of March 5, 2004, there were 362 holders of record of Apria common stock. Apria has not paid any dividends since its inception and does not intend to pay any dividends on its common stock in the foreseeable future.

Equity Compensation Plans

     The following table sets forth information as of December 31, 2003 for Apria’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by stockholders	4,138,256	$ 19.97	5,841,375

Equity compensation plans not approved by stockholders	891,670	$ 21.79	-

Totals	5,029,926	$ 20.29	5,841,375

     Apria’s 1998 Nonqualified Stock Incentive Plan is the only equity compensation plan that has not been approved by stockholders. The plan was approved by the Board of Directors on December 15, 1998 and became effective as of that date. On July 17, 2003, upon stockholder approval of the 2003 Performance Incentive Plan, the ability to grant additional awards under the 1998 Plan was terminated.

ITEM 6.      SELECTED FINANCIAL DATA

     The following table presents Apria’s selected financial data for the five years ended December 31, 2003. The data set forth below have been derived from Apria’s audited Consolidated Financial Statements and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Year Ended December 31,

(in thousands, except per share data)	2003(1)	2002(2)	2001	2000	1999(3)

Statements of Income Data:
Net revenues	$1,380,945	$1,252,196	$1,131,915	$1,014,201	$940,024
Net income	115,992	115,595	71,917	57,006	204,135
Basic net income per common share	$2.17	$2.12	$1.33	$1.09	$3.93
Diluted net income per common share	$2.15	$2.08	$1.29	$1.06	$3.81
Balance Sheet Data:
Total assets	$1,043,435	$795,656	$695,782	$620,332	$637,361
Long-term obligations, including
current maturities	500,763	269,368	293,689	343,478	423,094
Stockholders’ equity	365,948	351,309	242,798	146,242	75,469

(1)

The balance sheet data at December 31, 2003 reflects the issuance of convertible senior notes in the aggregate principal amount of $250 million and the concurrent purchase of common stock with $100 million of the proceeds. Net income per share for 2003 reflects the effect of the share repurchase.

(2)

Net income for 2002 reflects the impact of the favorable outcome of an income tax dispute that was settled in the fourth quarter of 2002. The components of this impact include: income tax benefit of $11.1 million, interest income of $4 million and related professional fee expense of $1.7 million. Effective January 1, 2002, Apria adopted Statement of Financial Accounting Standards No. 142 and accordingly ceased to amortize goodwill.

(3)	Net income for 1999 reflects an income tax benefit of $131 million that was attributable to the release of the company’s deferred tax asset valuation allowance in the fourth quarter of 1999.

Apria did not pay any cash dividends on its common stock during any of the periods set forth in the table above.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS

     Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home throughout the United States through approximately 425 branch locations.

      Strategy. Apria is pursuing an operating strategy to increase market share and improve profitability. In response to the reimbursement reductions called for by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, Apria has dedicated additional resources to long-term strategic planning. Apria management believes its strategic initiatives will enable the company to continue to grow despite the effects of the recent legislation. Key elements of the strategy are as follows:

•

Focus on growth in its core businesses of home respiratory therapy, home infusion therapy and home medical equipment. By offering a broad range of services, Apria achieves a competitive advantage with its managed care, hospital and physician customers, enabling it to maintain a diversified revenue base. Through specific growth initiatives that enhance the company’s clinical offering, Apria continues its emphasis on growth in the home respiratory therapy line, which historically has produced higher gross margins than its home infusion therapy and home medical equipment service lines.

•

Supplement internal growth with strategic acquisitions. Apria operates in a highly fragmented market, which provides an attractive opportunity to drive growth through acquisition of complementary businesses.

•

Develop and apply “best practices” and productivity improvement programs throughout the company with the aim of achieving greater standardization and enhanced productivity. Success with such programs results in reduced costs and increased margins and cash flows. Apria has developed and implemented standardized clinical and delivery models, billing and collection practices and common operating procedures in its field locations and has centralized purchasing for inventory, patient service equipment and supplies. Apria continues to focus resources on identifying opportunities for further productivity improvements.

•

Evaluate opportunities to expand offerings in home healthcare. Apria believes that with the aging of the U.S. population, the resulting increases in medical costs and utilization of healthcare services will lead to an expansion of the number of services provided in the home. Providing such services in the home should reduce patient costs as well as enhance patient convenience. Technological advances are also expected to contribute to additional expansion of the domestic home healthcare market. During 2004, Apria will evaluate several new business opportunities. The initial focus will be on identifying the unfulfilled healthcare needs of Apria’s existing patient population and evaluating the potential business opportunity associated with each. Management expects that these opportunities, upon evaluation to determine their viability and scalability, will result in the future expansion of services that Apria will offer in the home.

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

     Management performs various analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Management applies specified percentages to the accounts receivable aging to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age; accounts aged in excess of 360 days are reserved at 100%. Management establishes and monitors these percentages through analyses of historical realization data, accounts receivable aging trends, other operating trends, the extent of contracted business and business combinations. Also considered are relevant business conditions such as governmental and managed care payor claims processing procedures and system changes. If indicated by such analyses, management may periodically adjust the uncollectible estimate and corresponding percentages. Further, focused reviews of certain large and/or problematic payors are performed to determine if their respective reserve levels are appropriate.

     Because of the reimbursement environment in which Apria operates and the level of subjectivity that is required in recording revenues and accounts receivable, it is possible that management’s estimates could change in the near term, which could have an impact on the consolidated financial statements.

     Goodwill and Long-lived Assets. Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate potential impairment. Also, management reviews for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Apria’s goodwill impairment test is conducted at a “reporting unit” level and compares each reporting unit’s fair value to its carrying value. The company has determined that its geographic regions are reporting units under SFAS No. 142. The measurement of fair value for each region is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. In projecting its reporting units’ cash flows, management considers industry growth rates and trends, known and potential reimbursement reductions, cost structure changes and local circumstances specific to a region. Based on its tests and reviews, management does not believe any impairment of its goodwill, intangible assets or other long-lived assets existed at December 31, 2003. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized, to the extent the carrying value of the asset exceeded its estimated fair market value. Such an impairment charge could have an adverse impact on Apria’s consolidated financial statements.

     Segment Reporting. Apria’s branch locations are organized into geographic regions. Each region consists of a number of branches and a regional office that provides key support services such as billing, purchasing, equipment maintenance, repair and warehousing. Management evaluates operating results on a geographic basis and, therefore, views each region as an operating segment. All regions provide the same products and services, including respiratory therapy, infusion therapy and home medical equipment and supplies. Additional support services are provided at a corporate level and management continues to evaluate opportunities to gain efficiencies and cost savings by consolidating regional functions. For financial reporting purposes, all the company’s operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

     Change in Accounting Principles. Effective January 1, 2002, Apria adopted SFAS No. 142, which addresses the financial accounting and reporting for goodwill and other intangible assets. The statement provides that goodwill or other intangible assets with indefinite lives are no longer amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. See “Amortization of Goodwill and Intangible Assets.”

     Effective January 1, 2002, Apria adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and amended other guidance related to the accounting and reporting of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations are to be measured similarly to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadened the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and established criteria to determine when a long-lived asset is held for sale. Adoption of this statement did not have a material effect on Apria’s consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. Apria adopted the provisions of SFAS No. 145 in 2003. Adoption of this statement did not have a material effect on the company’s consolidated financial statements, but resulted in the reclassification to interest expense of the extraordinary charge on debt refinancing of $2,442,000 in 2001.

     Recent Accounting Pronouncements. In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Adoption of the provisions of SFAS No. 146 was required for exit and disposal activities initiated after December 31, 2002. Apria had no such transactions during 2003.

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

     In October 2002, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 02-17, which addresses issues raised in the interpretation of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” and the identification and valuation of intangible assets. EITF 02-17 provides guidance on determining when, as a result of a business combination, a customer-related intangible asset exists that should be separately valued from goodwill. EITF 02-17 is effective for business combinations consummated and goodwill impairment tests performed after October 25, 2002. Adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosure requirements for the interim and annual financial statements of the guarantor. It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. Apria was required to adopt the recognition provisions of FIN No. 45 beginning January 1, 2003, while the disclosure provisions became effective at December 31, 2002. Adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

     FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, was originally issued in January 2003 and subsequently revised in December 2003. FIN No. 46, as revised, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Application of FIN No. 46 is required for potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of the provisions will be required for all other variable interest entities by the end of the first reporting period that ends after March 15, 2004. The company currently has no variable interest entities, therefore the adoption of this interpretation will not have a material effect on the company’s consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this statement did not have a material effect on the company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, in November 2003, the FASB issued Staff Position No. 150-3, which defers the effective date for certain provisions of the statement. Once required in its entirety, SFAS No. 150 is not expected to have a material effect on the company’s consolidated financial statements.

Results of Operations

     Net Revenues. Net revenues increased to $1,381 million in 2003 from $1,252 million in 2002 and $1,132 million in 2001. Growth rates were 10.3% and 10.6% in 2003 and 2002, respectively. The growth in both years is due to volume increases, including new contracts with regional and national payors, and the acquisition of complementary businesses. Recently, Apria has been experiencing increasing pricing pressure from its managed care partners as these organizations seek to lower their costs by negotiating more favorable pricing and by evaluating alternative healthcare delivery models. Such pricing pressures resulted in Apria’s decision not to renew its network contract with Gentiva CareCentrix for 2004. In accordance with the transition agreement, Apria will continue to service existing patients until such service is no longer medically necessary and will continue to accept new patients through the end of March 2004.

     Apria management estimates that approximately one-half of the revenue growth in 2003 was derived from acquisitions. Apria’s acquisition strategy provides for the rapid integration of acquired businesses into existing operating locations. This limits management’s ability to separately track the amount of revenue generated by an acquired business. Therefore, estimating the revenue contribution from acquisitions requires certain assumptions.

     The following table sets forth a summary of net revenues by service line:

	Year Ended December 31,

(in thousands)	2003	2002	2001

Home respiratory therapy	$ 930,406	$ 830,972	$ 742,805
Home infusion therapy	241,860	229,190	216,436
Home medical equipment/other	208,679	192,034	172,674

Total net revenues	$1,380,945	$1,252,196	$1,131,915

     Home Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, obstructive sleep apnea equipment, nebulizers, respiratory medications and related services. The respiratory therapy service line increased in 2003 by 12.0% when compared to 2002 and increased by 11.9% in 2002 when compared to 2001. The growth in this service line for both 2003 and 2002 was primarily focused in the respiratory medication, positive air pressure and oxygen concentrator product categories, driven primarily by volume increases and acquisitions. It is Apria’s acquisition strategy to target businesses with a high concentration of respiratory revenues.

     Home Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Examples include: total parenteral nutrition, anti-infectives, pain management, chemotherapy and other medications and related services. The infusion line also includes enteral nutrition, which is the administration of nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased 5.5% in 2003 versus 2002 and 5.9% in 2002 versus 2001. The growth in both years is mainly due to volume increases. Essentially all of the 2003 increase resulted from higher volumes in the enteral nutrition and antibiotic therapy lines.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues increased by 8.7% in 2003 from 2002 and by 11.2% in 2002 from 2001. Although the company’s acquisition strategy is to target respiratory therapy businesses, such businesses typically have a home medical equipment component, which contributed to the growth in this line. A substantial portion of the internal revenue growth in this line was derived from rehabilitation products.

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

     In 2003, approximately 34% of Apria’s revenues were reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents 10% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues for all periods presented.

     Medicare and Medicaid.  In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act includes a number of provisions that will affect Medicare Part B reimbursement policies for items and services provided by Apria, the most significant of which are:

•

The legislation provides for a freeze on annual payment increases for durable medical equipment from 2004 through 2008. Further, beginning in 2005, reimbursement for five durable medical equipment categories will be reduced based on the median price paid for such items on behalf of beneficiaries of federal employee health plans.

•

Reimbursement for inhalation drugs has been reduced from the previous reimbursement rate of 95% of the average wholesale price to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs will shift to average sales price, as defined by the Act, plus 6%.

•

The Act requires the establishment of a competitive acquisition program for as yet unspecified durable medical equipment items and services that is to be transitioned into (i) ten of the largest metropolitan statistical areas in 2007; (ii) 80 of the largest metropolitan statistical areas in 2009; and (iii) additional areas after 2009.

     Until regulations implementing the provisions of the legislation are issued, Apria cannot be certain of the exact impact of the reimbursement reductions. However, based on its current interpretation of the Act, Apria’s management estimates that the revision to inhalation drug reimbursement will result in revenue reductions from 2003 levels of approximately $14 million and $56 million in 2004 and 2005, respectively. The estimated impact to revenues in 2005 from the durable medical equipment reimbursement reduction is $30 million. The impact of the competitive acquisition program cannot be estimated at this time. If the inhalation drug reductions are implemented as currently interpreted and estimated for 2005, the untenable nature of the new reimbursement model would cause Apria to begin transitioning out of this product line late in the fourth quarter of 2004. The company has developed a contingency plan that includes a proper notice period for existing Medicare patients and physician referral sources.

     The Balanced Budget Act of 1997 contained several provisions that affected Apria’s Medicare reimbursement levels. Subsequent legislation—the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000—mitigated some of the effects of the original legislation. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 addressed some of the issues pending from the earlier legislation. However, still pending from the 1997 legislation is streamlined authority granted to the Secretary of the U.S. Department of Health and Human Services, or HHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness authority. In December 2002, Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule that establishes a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive acquisition program. As of this date, neither CMS nor the durable medical equipment regional carriers have used the expedited authority.

     Some states have already adopted, or are contemplating adopting, alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In at least 20 states, these changes have reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria has elected to stop accepting new Medicaid patient referrals for the affected drugs. Apria is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies, if the reimbursement levels for those services remain adequate.

     Contractual Arrangements with Hospitals. CMS officials have recently initiated actions to revoke the Medicare supplier numbers of a variety of durable medical equipment suppliers, including a number of Apria’s current hospital customers. Under contractual arrangements, Apria provides home healthcare products and services to hospitals on a wholesale basis to service the hospitals’ discharged patients. Apria bills the hospitals for all such products and services and the hospitals, in turn, bill patients and third party payors, including Medicare. In order for a hospital to bill Medicare for these home healthcare products and services, it must have a Medicare supplier number.

     In its revocation notices to Apria’s hospital customers, CMS has asserted that these contractual arrangements do not comply with certain Medicare regulations promulgating “supplier standards,” adherence to which is required as a condition of having a supplier number. The government has construed the supplier standards to require a supplier to perform directly through its own employees some types of services that the hospitals have contracted to have Apria perform. Apria believes its arrangements with hospitals are consistent with all applicable regulations and that CMS is acting improperly in revoking the hospitals’ supplier numbers.

     Apria and certain of the hospitals are in discussions with CMS regarding the hospitals’ retaining their Medicare supplier numbers, the hospitals’ entering into alternative arrangements with Apria that would satisfy CMS’ interpretation of the regulations, and CMS’ allowance of adequate time to transition to these alternative arrangements. Under most of the alternative arrangements being considered, Apria’s future revenues from the affected markets would likely decrease.

     Gross Profit. Gross margins were 72.7% in 2003 and 72.8% in 2002 and 2001. As discussed above, Apria’s revenue line has been adversely affected by pricing pressures from its managed care partners. The impact in 2003 was minimal, but will likely increase in 2004 and in future years. Apria has been successful in negotiating favorable product pricing with the company’s suppliers, thereby minimizing the impact of the revenue pricing pressures on the gross margin. One exception from a product pricing perspective is an increase in the cost of respiratory medications in 2003. Another factor contributing to the stability of the margin has been a slight increase in the proportion of the higher-margin respiratory business among the three major service lines.

     Provision for Doubtful Accounts. The provision for doubtful accounts results from management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable estimated to be uncollectible are provided for by applying specific percentages to each receivables aging category, which is determined by the number of days the receivable is outstanding. For 2003, 2002 and 2001, the provision for doubtful accounts as a percentage of net revenues was 3.7%, 3.6% and 3.3%, respectively. The slight increase in 2003 when compared to 2002 is attributed to a nominal deterioration of the aging. Accounts aged in excess of 180 days were 18.6% of total accounts receivable at December 31, 2003, versus 18.0% at the end of 2002. One reason for the increase in the older receivables and ultimately, the provision, was the increased acquisition activity in 2003. The time-consuming processes of converting the acquired patient files onto Apria’s systems delay billing of the newly acquired business. During this time, a provision for doubtful accounts is recorded on the earned but unbilled receivables as they pass through the aging categories. When the billings are finally submitted and, subsequently, cash is received, the provision requirement decreases. Because the majority of the acquired business in 2003 was effected in the last half of the year, there was not sufficient time for completion of this cycle on a number of the acquisitions. Acquisitions completed in 2002 were even more heavily weighted toward the last half of the year, accounting for the increase in the provision between 2001 and 2002. See “Critical Accounting Policies” and “Accounts Receivable.”

     Selling, Distribution and Administrative. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Some are also very sensitive to market-driven price fluctuations such as facility lease and fuel costs. The administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not vary as closely with revenue growth as do the operating costs. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 54.2% in 2003, 54.7% in 2002 and 55.8% in 2001. The decrease in the expense percentage in 2003 when compared to 2002 is largely due to a fourth quarter effort to decrease the labor line through improved labor productivity. The decrease in 2002 versus 2001 reflects the benefit of the implementation of various standardization and productivity initiatives. Also, expenses were comparatively higher in 2001 due to special bonus plan payment provisions which were met, thereby resulting in the expense increase. The 2003 and 2002 bonus plans did not include such provisions. Sales, distribution and administrative expenses in 2002 included $3.8 million in costs related to the departure of the former chief executive officer and $1.7 million in professional fees associated with the favorable outcome and settlement of an income tax dispute. See “Income Tax Expense.”

     Amortization of Goodwill and Intangible Assets. Amortization of intangible assets was $3.7 million in 2003, $2.7 million in 2002 and $2.5 million in 2001. Amortization of goodwill was $9.8 million in 2001. Upon adoption of SFAS No. 142 on January 1, 2002, goodwill amortization ceased. The effect of adding this amount back as though the non-amortization provisions of SFAS No. 142 were adopted at the beginning of 2001 would have resulted in net income and diluted income per share increases of $6.1 million and $0.11 in 2001. The increase in amortization of intangible assets in 2003 was due to the application of EITF No. 02-17 issued by the FASB in late 2002. Application resulted in the valuation of certain customer relationships acquired in the business combinations.

     Interest Expense and Income. Interest expense was $15.8 million in 2003, $15.0 million in 2002 and $30.1 million in 2001. Interest income was $786,000, $4.2 million and $1.9 million in 2003, 2002 and 2001, respectively. Interest expense increased due to the issuance of $250 million of convertible senior notes in August 2003, bearing interest at 3.375%. The additional interest was offset by lower interest on the bank loans due to a $19.3 million reduction in the principal balance and the full year’s effect of the lower applicable interest margin on the $175 million term loan resulting from a June 2002 amendment to the credit agreement. The difference in interest income between 2003 and 2002 is mainly due to the $4 million interest refund received in 2002 in conjunction with the favorable outcome of an income tax dispute.

     The decrease in interest expense in 2002 when compared to 2001 can be attributed to a number of factors. The dramatic decreases in market-driven interest rates that took place over the course of 2001 are fully reflected in 2002. In July 2001, both the then current bank loans and the $200 million 9½% senior subordinated notes were refinanced entirely through bank loans at significantly more favorable terms. Interest expense in 2002 reflects a full year’s benefit of this refinancing. The refinancing also resulted in the write-off of debt issuance costs related to the notes and old bank debt that, in turn, lowered the related amortization expense. The lower applicable margin negotiated in the June 2002 credit agreement amendment reduced interest expense in the second half of the year. And finally, long-term debt was reduced by $24.3 million during 2002, which further reduced interest expense. See “Income Tax Expense” and “Long-term Debt.”

     Income Tax Expense. Income taxes were $70.6 million, $52.4 million and $43.2 million for 2003, 2002 and 2001, respectively, and were provided at the effective tax rates expected to be applicable for each year. The income tax provision for 2002 was reduced by a benefit of $11.1 million that resulted from the favorable outcome of an income tax dispute which was settled in the fourth quarter of 2002.

     As a result of settling the tax dispute, Apria utilized approximately $34.2 million of its previously limited $57 million net operating loss carryforward during 2002. Such net operating loss carryforward was generated prior to 1992 and utilization had been limited to $5 million per year in accordance with Internal Revenue Code Section 382. Prior to 2002, the $57 million net operating loss carryforward was not recognized for financial statement reporting purposes as management believed it unlikely that they would be used before expiration. The remaining net operating loss carryforward of approximately $22.8 million was excluded from the related deferred tax assets and has expired unused.

     At December 31, 2003, Apria has federal net operating loss carryforwards of approximately $5 million. Apria expects to utilize these net operating loss carryforwards in 2004. The company utilized its remaining alternative minimum tax credit carryforward of $6.1 million in 2003. Additionally, the company has various state net operating loss carryforwards.

Liquidity and Capital Resources

     Apria’s principal source of liquidity is its operating cash flow, which is supplemented by a $100 million revolving credit facility. Apria’s ability to generate operating cash flows in excess of its operating needs has afforded it the ability, among other things, to pursue its acquisition strategy and fund patient service equipment purchases to support revenue growth, while continuing to reduce long-term debt. Apria’s management believes that its operating cash flow and revolving credit line will continue to be sufficient to fund its operations and growth strategies. However, sustaining the current cash flow levels is dependent on many factors, some of which are not within Apria’s control, such as government reimbursement levels and the financial health of its payors.

     Cash Flow. Cash provided by operating activities in 2003 was $263.9 million compared to $262.0 million in 2002 and $241.4 million in 2001. Operating cash flow was relatively flat between 2003 and 2002 despite the fact that 2003 reflects income tax payments totaling $50.4 million as compared to income tax refunds of $3.2 million in 2002. The company will continue to make significant income tax payments as Apria has utilized the majority of its remaining net operating loss carryforwards. The primary offset to the increase in tax payments is the increase in net income before items not requiring cash, as adjusted to factor out the favorable settlement in 2002 of the tax dispute. Also contributing to the operating cash flow increase in 2003 was a lower rate of accounts receivable growth in 2003 relative to the revenue growth, as compared to 2002.

     The operating cash flow increase in 2002 versus 2001 was primarily attributable to the increase in net income before items not requiring cash. Also contributing to the increase was the income tax refund related to the tax settlement. The cash flow increase was offset by an increase in accounts receivable and the timing of disbursements processed through accounts payable. Also offsetting the net income increase in 2002 was a decrease in accrued expenses. See “Income Tax Expense.”

     Cash used in investing activities was $242.6 million, $195.4 million and $213.1 million in 2003, 2002 and 2001, respectively. The increase in 2003 is primarily due to increased acquisition activity. The increase in acquisitions also contributed to the increase in patient service equipment expenditures. Often, the patient service equipment acquired in business combinations does not meet Apria’s standards or is not adequate to support the company’s delivery models, resulting in incremental equipment purchases. Cash used in investing activities decreased in 2002 when compared to 2001 due to lower levels of acquisition activity and patient service equipment expenditures.

     In 2003, cash provided by financing activities was $112.9 million, compared to cash used in financing activities of $49.7 million and $35.8 million for 2002 and 2001, respectively. Cash provided in 2003 by financing activities is primarily due to the net proceeds received upon issuance of $250 million of 3.375% convertible senior notes. The company repurchased a total of $118.5 million of its common stock in 2003, $100 million of which was purchased with the convertible note proceeds. The main reason for the increase in cash used in financing activities between 2002 and 2001 is a common stock repurchase in the aggregate amount of $35 million in 2002. See “Long-term Debt” and “Treasury Stock.”

     Contractual Cash Obligations. The following table summarizes Apria’s long-term cash payment obligations to which the company is contractually bound:

	For the Year Ending December 31,

(in millions)	2004	2005	2006	2007	2008	2009+	Total

Term loans	$27	$29	$23	$42	$123	$-	$244
Convertible senior notes	-	-	-	-	-	250	250
Capital lease obligations	3	1	-	-	-	-	4
Other long-term debt	2	1	-	-	-	-	3
Operating leases	58	52	41	27	14	18	210
Deferred acquisition payments	4	-	-	-	-	-	4

Total contractual cash obligations	$94	$83	$64	$69	$137	$268	$715

     Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased by $17.4 million during 2003, which is primarily attributable to the revenue increase. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 50 days at December 31, 2003 compared to 51 at December 31, 2002. Accounts aged in excess of 180 days were 18.6% of total receivables at December 31, 2003 and 18.0% at the end of 2002. See “Critical Accounting Policies.”

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $31.7 million and $29.2 million at December 31, 2003 and 2002, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility. The increase in 2003 from the end of 2002 is largely due to acquisitions effected during 2003. The time-consuming processes of converting patient files onto Apria’s systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business.

     Inventories and Patient Service Equipment. Inventories consist primarily of pharmaceuticals and disposable products used in conjunction with patient service equipment. Patient service equipment consists of respiratory and home medical equipment that is provided to in-home patients for the course of their care plan, normally on a rental basis, and subsequently returned to Apria for redistribution after cleaning and preventive maintenance is performed.

     The branch locations serve as the primary point from which inventories and patient service equipment are delivered to the patient. The branches are supplied with inventory and equipment from the regional warehouses, where the purchasing responsibility lies. The regions are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between the region and branch locations. Further, at any given time, approximately 80% of Apria’s patient service equipment is located in patients’ homes. Inherent in this asset flow is the fact that losses will occur. Management has successfully instituted a number of controls over the company’s inventories and patient service equipment to minimize such losses. However, there can be no assurance that Apria will be able to maintain its current level of control over inventories and patient service equipment. Continued revenue growth is directly dependent on Apria’s ability to fund its inventory and patient service equipment requirements.

      Deferred Income Taxes. The decrease in deferred tax assets (combined current and non-current) from December 31, 2002 to December 31, 2003 is primarily due to the utilization of the net operating loss carryforwards. See "Income Tax Expense.”

     Long-term Debt. Apria has a $400 million senior secured credit agreement with a syndicate of lenders led by Bank of America, N.A. The credit agreement consists of a $125 million term loan, a $175 million term loan and a $100 million revolving credit facility. In June 2002, the credit agreement was amended to extend the maturity date, reduce the applicable interest rate margins and modify the repayment schedule for the $175 million term loan. In August 2003, the credit agreement was further amended to permit the issuance of the $250 million convertible senior notes and the concurrent repurchase of $100 million of Apria’s outstanding common stock with a portion of the proceeds.

     The remaining payment schedule on the $125 million term loan requires 10 consecutive quarterly payments ranging from $6 million to $7 million with the final payment of $7 million due on July 20, 2006. The remaining payment schedule on the $175 million term loan requires 15 consecutive quarterly payments of $437,500 followed by three consecutive quarterly payments of $41.1 million with the final payment of $41.1 million due on July 20, 2008. The final maturity date for the revolving credit facility is July 20, 2006.

     The senior secured credit agreement permits Apria to select one of two variable interest rates. One option is the base rate, which is expressed as the higher of (a) the Federal Funds rate plus 0.50% or (b) the Prime Rate. The other option is the Eurodollar rate, which is based on the London Interbank Offered Rate (“LIBOR”). Interest on outstanding balances under the senior secured credit agreement is determined by adding a margin to the Eurodollar rate or base rate in effect at each interest calculation date. The applicable margins for the revolving credit facility and the $125 million term loan are based on Apria’s leverage ratio, which is the ratio of its funded debt to its last four quarters of earnings before interest, taxes, depreciation and amortization. The applicable margin ranges from 1.50% to 2.25% for Eurodollar loans and from 0.50% to 1.25% for base rate loans. For the $175 million term loan, the margins are fixed at 2.00% for Eurodollar loans and at 1.00% for base rate loans. The effective interest rate at December 31, 2003, after consideration of the effect of the swap agreements described below, was 3.57%. The senior credit agreement also requires payment of commitment fees ranging from 0.25% to 0.50% (also based on Apria’s leverage ratio) on the unused portion of the revolving credit facility. See “Hedging Activities.”

     Borrowings under the senior secured credit facilities are collateralized by substantially all of the assets of Apria. The credit agreement contains numerous restrictions, including but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, certain investments, loans and other distributions. The August 2003 amendment eliminated limitations related to repurchases of the company’s common stock, dividends and acquisitions so long as the company’s leverage ratio, as defined by the credit agreement, is under 2.0 to 1.0, and imparts limitations as the leverage ratio increases. At December 31, 2003, Apria’s leverage ratio was 1.5 to 1.0. At December 31, 2003, the company was in compliance with all of the financial covenants required by the credit agreement.

     On December 31, 2003 outstanding borrowings on the two term loans were $244.1 million and there were no borrowings under the revolving credit facility. Outstanding letters of credit totaled $3.9 million and credit available under the revolving facility was $96.1 million.

     Convertible Senior Notes. On August 20, 2003, Apria issued convertible senior notes in the aggregate principal amount of $250 million under an indenture between Apria and U.S. Bank National Association. The notes were issued in a private placement at an issue price of $1,000 per note (100% of the principal amount at maturity) and were subsequently registered with the Securities and Exchange Commission. The notes will mature on September 1, 2033, unless earlier converted, redeemed or repurchased by Apria. Apria may redeem some or all of the notes at any time after September 8, 2010 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest and contingent interest, if any, to the redemption date. The holders of the notes may require Apria to repurchase some or all of the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest, up to but excluding the applicable repurchase date, initially on September 1, 2008, and subsequently on September 1 of 2010, 2013, 2018, 2023 and 2028, or at any time prior to their maturity following a fundamental change, as defined in the indenture. Any notes that Apria is required to repurchase on September 1, 2008 will be paid for in cash. For all remaining repurchase dates, Apria may pay the repurchase price in cash or by delivering shares of its common stock or a combination of cash and shares of its common stock.

     The notes bear interest at the rate of 3.375% per year. Interest on the notes is payable on September 1 and March 1 of each year, beginning on March 1, 2004. Also, during certain periods commencing on September 8, 2010, Apria will pay contingent interest on the interest payment date for the applicable interest period if the average trading price of the notes during the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period. Further, the notes are convertible during certain periods into shares of Apria common stock, initially at a conversion rate of 28.6852 shares of common stock per $1,000 principal amount of notes, subject to adjustment in certain events, under certain circumstances as outlined in the indenture.

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

     At December 31, 2003, Apria had four interest rate swap agreements in effect to fix its LIBOR-based variable rate debt. The terms of such agreements are as follows: two two-year agreements with an aggregate notional amount of $50 million and a fixed rate of 2.43%; a three-year agreement with a notional amount of $25 million and a fixed rate of 3.04%; and a four-year agreement with a notional amount of $25 million and a fixed rate of 3.42%. Apria also had two swap agreements with an aggregate notional amount of $100 million and a fixed rate of 2.58% that expired in March 2003. All rates are stated before application of the interest margins described above.

     The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For 2003, Apria paid a net settlement amount of $1.9 million. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive loss. At December 31, 2003, the aggregate fair value of the swap agreements was a liability of $1.5 million. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the various swap agreements are nationally recognized financial institutions with strong credit ratings.

     Treasury Stock. During 2003, Apria repurchased 4.5 million shares of its common stock for $118.5 million in open market transactions. As indicated above, 3.8 million of these shares were purchased in conjunction with the issuance of the convertible senior notes. In 2002, Apria repurchased 1.6 million shares for $35 million. All repurchased common shares are being held in treasury.

     In January 2004, Apria repurchased approximately 1.7 million shares of its common stock for $50 million through an accelerated share repurchase program.

     Business Combinations. Pursuant to one of its primary growth strategies, Apria periodically acquires complementary businesses in specific geographic markets. Because of the potential for a higher gross margin, Apria targets respiratory therapy businesses. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. In accordance with SFAS No. 142, goodwill is no longer being amortized. Covenants not to compete are being amortized over the life of the respective agreements. Tradenames and customer lists are being amortized over the period of their expected benefit.

     The aggregate consideration for acquisitions that closed during 2003 was $98 million. Allocation of this amount includes $81.7 million to goodwill and $4.9 million to other intangible assets. The aggregate consideration for acquisitions that closed during 2002 and 2001 was $78.3 million and $81.7 million, respectively. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $99.4 million, $74 million and $80.3 million in 2003, 2002 and 2001, respectively.

     The success of Apria’s acquisition strategy is directly dependent on Apria’s ability to maintain and/or generate sufficient liquidity to fund such purchases.

      HIPAA.   The Health Insurance Portability and Accountability Act of 1996 is comprised of a number of components. Pursuant to the administrative simplification section of HIPAA, HHS has issued multiple sets of regulations, each with its own compliance date. Regulations under HIPAA that may have a material effect on Apria govern the following:

•	privacy of individually identifiable health information - compliance date: April 14, 2003 - Apria was materially compliant by this date;

•	standard electronic transaction and code sets - compliance date: October 16, 2003 - Apria was materially compliant by this date;

•	electronic security of individually identifiable health information - compliance date: April 21, 2005 - Apria expects to be materially compliant with these regulations by the compliance date;

•

standards for a unique national health identifier for healthcare providers for use in connection with standard transactions – compliance date: May 23, 2007 – Apria expects to be able to materially comply with these regulations by the compliance date; and

•	the first installment of an interim enforcement rule, when issued in full, will address both substantive and procedural requirements for the imposition of civil monetary penalties.

     The standard electronic transaction and code sets regulations standardize how health claims and eligibility information is collected, recorded and processed. The standard electronic transaction and code sets regulations also mandate that standardized codes be used for electronic billing purposes by all payors in the United States, including both government and private health plans. Historically, certain billing codes used in the homecare industry have varied by state Medicaid program and certain health plans. Under HIPAA, authority for approving, modifying, adding or deleting codes lies solely with the Health Care Procedure Coding System (“HCPCS”) panel, operating under the auspices of CMS, and such codes are to be used not only by Medicare payors, but by state Medicaid programs and private managed care payors as well. The panel reviews requests for new codes primarily on an annual basis, with a new code application deadline of April 1 each year.

     In mid-October 2003, the panel posted the revised HCPCS list for 2004 on its web site. The panel approved very few new codes. The absence of new codes for certain higher-cost respiratory products and services could have an impact on gross profit margins, since the panel only allows one code per certain equipment category, regardless of the actual equipment provided to the patients per a physician’s prescription and/or patient preference. The absence of standardized codes for products or services provided by Apria also may preclude the company from submitting electronic billings to certain payors. Such an outcome would require submitting paper claims, which could ultimately result in delays and difficulties in collecting these claims.

     Apria faces potential criminal or civil sanctions if it does not comply with existing or new laws and regulations related to patient health information, use of standard transaction and code sets and use of standard identifiers. New health information standards, whether implemented pursuant to HIPAA or otherwise, could have a significant effect on the manner in which Apria handles healthcare related data and communicates with payors.

     Federal Investigation. As previously reported, since mid-1998 Apria has been the subject of an investigation conducted by the U.S. Attorney’s office in Los Angeles and HHS. The investigation concerns the documentation supporting Apria’s billing for services provided to patients whose healthcare costs are paid by Medicare and other federal programs. Apria is cooperating with the government and has responded to various document requests and subpoenas.

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

Off-Balance Sheet Arrangements

     Apria is not a party to off-balance sheet arrangements as defined by the Securities and Exchange Commission. However, from time to time the company enters into certain types of contracts that contingently require the company to indemnify parties against third party claims. The contracts primarily relate to: (i) certain asset purchase agreements, under which the company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which the company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the company’s use of the applicable premises; and (iii) certain agreements with the company’s officers, directors and employees, under which the company may be required to indemnify such persons for liabilities arising out of their employment relationship.

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

     At December 31, 2003, Apria’s term loan borrowings totaled $244.1 million. The bank credit agreement governing the term loans provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or the London Interbank Offered Rate. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At December 31, 2003, all of Apria’s outstanding term debt was tied to LIBOR.

      At December 31, 2003, Apria had four interest rate swap agreements with a total notional amount of $100 million to pay fixed rates ranging from 2.43% to 3.42% (before application of interest margin). The terms of these swap agreements range from two to four years. Also, Apria had two interest rate swap agreements with a total notional amount of $100 million to pay a fixed rate of 2.58% (before application of interest margin) that expired March 31, 2003.

     Based on the term debt outstanding and the swap agreements in place at December 31, 2003, a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $1.4 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors’ Report and Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedule” are filed as part of this report.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL
                     DISCLOSURE

      None.

ITEM 9A.     CONTROLS AND PROCEDURES

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

PART III

ITEM 10.      DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information with respect to this item is incorporated by reference from the company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of the company’s fiscal year. Information regarding executive officers of the company is set forth under the caption “Executive Officers” in Item 1 hereof.

ITEM 11.      EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference from the company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of the company’s fiscal year.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                      RELATED STOCKHOLDER MATTERS

     Information with respect to this item is incorporated by reference from the company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of the company’s fiscal year. Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 5.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference from the company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of the company’s fiscal year.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to this item is incorporated by reference from the company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of the company’s fiscal year.

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
		Apria filed a Current Report on Form 8-K on October 22, 2003 to report under Items 7 and 12 the issuance of a press release announcing its financial results for the quarter ended September 30, 2003.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders ofApria
Healthcare Group Inc.:

We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2003, included in the Index at Item 15(a)(2). These consolidated financial statements and this financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and this financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apria Healthcare Group Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the company changed its method of accounting for goodwill and other intangible assets during 2002 as a result of adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 16, 2004

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands, except share data)	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$160,553	$26,383
Accounts receivable, less allowance for doubtful accounts of $38,531
and $32,206 at December 31, 2003 and 2002, respectively	196,413	185,298
Inventories, net	29,089	27,067
Deferred income taxes	27,108	37,205
Prepaid expenses and other current assets	16,172	14,408

TOTAL CURRENT ASSETS	429,335	290,361

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $392,297
and $368,420 at December 31, 2003 and 2002, respectively	209,551	186,210
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	50,192	54,134
DEFERRED INCOME TAXES	1,690	3,446
GOODWILL	330,532	248,863
INTANGIBLE ASSETS, NET	7,356	6,142
DEFERRED DEBT ISSUANCE COSTS, NET	9,339	4,413
OTHER ASSETS	5,440	2,087

	$1,043,435	$795,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$56,735	$65,514
Accrued payroll and related taxes and benefits	43,426	38,212
Accrued insurance	9,854	8,021
Income taxes payable	13,310	10,285
Other accrued liabilities	37,413	39,968
Current portion of long-term debt	31,522	21,713

TOTAL CURRENT LIABILITIES	192,260	183,713

LONG-TERM DEBT, net of current portion	469,241	247,655
DEFERRED INCOME TAXES	15,986	12,979
COMMITMENTS AND CONTINGENCIES (Notes 9 & 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized;
none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
57,317,094 and 56,580,677 shares issued at December 31, 2003 and
2002, respectively; 51,107,538 and 54,897,521 outstanding
at December 31, 2003 and 2002, respectively	57	57
Additional paid-in capital	414,220	397,416
Treasury stock, at cost; 6,209,556 and 1,683,156 shares at
December 31, 2003 and 2002, respectively	(154,432)	(35,961)
Retained earnings (accumulated deficit)	107,033	(8,959)
Accumulated other comprehensive loss	(930)	(1,244)

	365,948	351,309

	$1,043,435	$795,656

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

(in thousands, except per share data)	2003	2002	2001

Net revenues	$1,380,945	$1,252,196	$1,131,915
Costs and expenses:
Cost of net revenues:
Product and supply costs	247,438	228,964	204,666
Patient service equipment depreciation	114,815	98,288	89,985
Nursing services	838	958	1,223
Other	13,652	12,707	11,773

TOTAL COST OF NET REVENUES	376,743	340,917	307,647
Provision for doubtful accounts	51,154	45,115	37,110
Selling, distribution and administrative	747,799	684,738	631,582
Amortization of intangible assets	3,650	2,681	2,540
Amortization of goodwill	-	-	9,809

TOTAL COSTS AND EXPENSES	1,179,346	1,073,451	988,688

OPERATING INCOME	201,599	178,745	143,227
Interest expense	15,812	15,028	30,054
Interest income	(786)	(4,235)	(1,927)

INCOME BEFORE TAXES	186,573	167,952	115,100
Income tax expense	70,581	52,357	43,183

NET INCOME	$115,992	$115,595	$71,917

Basic net income per common share	$2.17	$2.12	$1.33

Diluted net income per common share	$2.15	$2.08	$1.29

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Retained	Accumulated
	Common Stock		Additional	Treasury Stock		Earnings	Other	Total
			Paid-In			(Accumulated	Comprehensive	Stockholders’
(in thousands)	Shares	Par Value	Capital	Shares	Cost	Deficit)	Income (Loss)	Equity

Balance at December 31, 2000	53,154	$53	$343,621	(86)	$(961)	$(196,471)	$-	$146,242
Exercise of stock options	1,536	2	16,476					16,478
Tax benefits related to stock options			8,134					8,134
Unrealized gain on interest rate swap agreements, net of taxes							27	27
Net income						71,917		71,917

Total comprehensive income						71,917	27	71,944

Balance at December 31, 2001	54,690	$55	$368,231	(86)	$(961)	$(124,554)	$27	$242,798
Exercise of stock options	1,891	2	18,835					18,837
Tax benefits related to stock options			10,350					10,350
Repurchases of common stock				(1,597)	(35,000)			(35,000)
Unrealized loss on interest rate swap agreements, net of taxes							(1,271)	(1,271)
Net income						115,595		115,595

Total comprehensive income						115,595	(1,271)	114,324

Balance at December 31, 2002	56,581	$57	$397,416	(1,683)	$(35,961)	$(8,959)	$(1,244)	$351,309
Exercise of stock options	736	-	12,323					12,323
Tax benefits related to stock options			2,518					2,518
Compensatory stock options and awards			1,963					1,963
Repurchases of common stock				(4,527)	(118,471)			(118,471)
Unrealized gain on interest rate swap agreements, net of taxes							314	314
Net income						115,992		115,992

Total comprehensive income						115,992	314	116,306

Balance at December 31, 2003	57,317	$57	$414,220	(6,210)	$(154,432)	$107,033	$(930)	$365,948

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(in thousands)	2003	2002	2001

OPERATING ACTIVITIES
Net income	$115,992	$115,595	$71,917
Items included in net income not requiring (providing) cash:
Provision for doubtful accounts	51,154	45,115	37,110
Depreciation	135,952	116,043	106,106
Amortization of goodwill and intangible assets	3,650	2,681	12,349
Amortization of deferred debt issuance costs	1,723	1,282	1,880
Write-off of deferred debt issuance costs	-	-	2,442
Deferred income taxes	17,197	54,297	39,833
Expense on compensatory stock options and awards	1,963	-	-
Gain (loss) on disposition of assets	(266)	940	97
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(62,299)	(68,815)	(53,822)
Inventories, net	(1,148)	(399)	(2,516)
Prepaid expenses and other assets	(295)	(4,461)	(1,718)
Accounts payable, exclusive of outstanding checks	(9,412)	(3,206)	11,979
Accrued payroll and related taxes and benefits	5,213	4,306	5,459
Income taxes payable	3,025	1,225	1,253
Accrued expenses	1,456	(2,559)	9,060

NET CASH PROVIDED BY OPERATING ACTIVITIES	263,905	262,044	241,429
INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(144,007)	(121,727)	(133,162)
Proceeds from disposition of assets	774	318	303
Cash paid for acquisitions, including payments of deferred consideration	(99,403)	(73,960)	(80,273)

NET CASH USED IN INVESTING ACTIVITIES	(242,636)	(195,369)	(213,132)
FINANCING ACTIVITIES
Proceeds from revolving credit facilities	15,700	150,500	94,900
Payments on revolving credit facilities	(15,700)	(158,300)	(87,100)
Proceeds from term loans	-	-	300,000
Payments on term loans	(19,312)	(19,687)	(156,938)
Proceeds from issuance of convertible senior notes	250,000	-	-
Payment on redemption of senior subordinated notes	-	-	(200,000)
Payments on other long-term debt	(5,622)	(2,858)	(2,488)
Outstanding checks included in accounts payable	632	(2,477)	4,969
Capitalized debt issuance costs	(6,649)	(666)	(5,623)
Repurchases of common stock	(118,471)	(35,000)	-
Issuances of common stock	12,323	18,837	16,478

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	112,901	(49,651)	(35,802)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	134,170	17,024	(7,505)
Cash and cash equivalents at beginning of year	26,383	9,359	16,864

CASH AND CASH EQUIVALENTS AT END OF YEAR	$160,553	$26,383	$9,359

SUPPLEMENTAL DISCLOSURES – See Notes 5 and 7 for cash paid for interest and income taxes, respectively.

NON-CASH TRANSACTIONS – See Statements of Stockholders’ Equity and Comprehensive Income, Note 3 and Note 9 for tax benefit from stock option exercises, liabilities assumed in acquisitions and purchase of property and equipment under capital leases, respectively.

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

     Company Background and Segment Reporting: Apria operates in the home healthcare segment of the healthcare industry, providing a variety of clinical services and related products and supplies as prescribed by a physician or authorized by a case manager as part of a care plan. Essentially all products and services offered by the company are provided through the company’s network of approximately 425 branch facilities, which are located throughout the United States and are organized into 16 geographic regions. Each region consists of a number of branches and a regional office, which provides key support services such as billing, purchasing, equipment maintenance, repair and warehousing. The company’s chief operating decision maker evaluates operating results on a geographic basis and, therefore, views each region as an operating segment. All regions provide the same products and services, including respiratory therapy, infusion therapy and home medical equipment and supplies. Additional support services are provided at a corporate level and management continues to evaluate opportunities to gain efficiencies and cost savings by consolidating regional functions. For financial reporting purposes, all of the company’s operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

     Respiratory therapy, infusion therapy and home medical equipment represent approximately 67%, 18% and 15% of total 2003 revenues, respectively. The gross margins in 2003 for these services and related products were 79%, 59% and 62%, respectively.

     Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 34% of the company’s revenues for 2003, 2002 and 2001 were reimbursed under arrangements with Medicare and Medicaid. In all three years presented, no other third-party payor group represented 10% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented less than 10% of total net revenues for 2003, 2002 and 2001.

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

     Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Also, focused reviews of certain large and/or problematic payors are performed. Due to continuing changes in the healthcare industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on operations and cash flows.

     Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

     Cash and Cash Equivalents: Apria maintains cash with various financial institutions. These financial institutions are located throughout the United States and the company’s cash management practices limit exposure to any one institution. Outstanding checks, which are reported as a component of accounts payable, were $21,612,000 and $20,980,000 at December 31, 2003 and 2002, respectively. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

     Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $31,688,000 and $29,207,000 at December 31, 2003 and 2002, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of disposables used in conjunction with patient service equipment, and pharmaceuticals.

     Patient Service Equipment: Patient service equipment is stated at cost and consists of medical equipment provided to in-home patients. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from one to ten years.

     Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Included in property and equipment are assets under capitalized leases which consist of information systems and software. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for each of the categories presented in Note 2 are as follows: leasehold improvements — the shorter of the remaining lease term or seven years; equipment and furnishings — three to fifteen years; and information systems — three to four years.

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

     The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount. Management does not believe any impairment of its capitalized software existed at December 31, 2003.

     Goodwill: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. Prior to 2002 and before the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill attributable to business combinations completed on or before June 30, 2001, was being amortized over the period of expected benefit. The amortization period for substantially all of the company’s goodwill was 20 years. Previously, management reviewed for impairment on an ongoing basis and whenever events or changes in circumstances indicated the possibility of impairment. In accordance with the provisions of SFAS No. 142, goodwill is no longer amortized but tested annually for impairment or more frequently if circumstances indicate impairment. Apria’s impairment tests in 2002 and 2003 have indicated that no impairment exists.

     Intangible Assets: Intangible assets consist of covenants not to compete, tradenames and customer lists, all of which resulted from business combinations. The values assigned to the covenants are amortized on a straight-line basis over their contractual terms, which range from two to five years. The customer list and tradename valuations are amortized over their period of expected benefit of 7.5 months and two years, respectively.

     Management reviews for impairment of intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe any impairment of its intangible assets or long-lived assets existed at December 31, 2003.

     Fair Value of Financial Instruments: The carrying value of Apria’s bank debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair value of the convertible senior notes, as determined by reference to quoted market prices, is $284,483,000. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value because of their short maturity.

     Advertising: Advertising costs amounting to $3,155,000, $2,804,000 and $3,044,000 for 2003, 2002 and 2001, respectively, are expensed as incurred and included in selling, distribution and administrative expenses.

     Income Taxes: Apria provides for income taxes in accordance with provisions specified in SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

     Derivative Instruments and Hedging Activities: From time to time Apria uses derivative financial instruments to limit exposure to interest rate fluctuations on the company’s variable rate long-term debt. The company accounts for derivative instruments pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The company’s derivatives are recorded on the balance sheet at their fair value and, for derivatives accounted for as cash flow hedges, any unrealized gains or losses on their fair value are included, net of tax, in other comprehensive income.

     Stock-based Compensation: The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Apria has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” For the year ended December 31, 2003, net income reflects compensation expense for restricted stock awards and restricted stock purchase rights valued in accordance with APB No. 25. Had compensation expense for all of the company’s stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS No. 123, Apria’s net income and per share amounts would have been adjusted to the pro forma amounts indicated below. See “Note 6 – Stockholders’ Equity.”

	Year Ended December 31,

(in thousands, except per share data)	2003	2002	2001

Net income as reported	$115,992	$115,595	$71,917
Add: stock-based compensation expense included in reported net income, net of related tax effects	1,221	-	-
Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	(9,206)	(9,852)	(10,156)

Pro forma net income	$108,007	$105,743	$61,761

Basic net income per share:
As reported	$2.17	$2.12	$1.33
Pro forma	$2.02	$1.94	$1.14
Diluted net income per share:
As reported	$2.15	$2.08	$1.29
Pro forma	$2.00	$1.90	$1.11

     Comprehensive Income: For the years ended December 31, 2003 and 2002, the difference between net income and comprehensive income/(loss) is $314,000 and ($1,271,000), respectively, net of taxes, which is attributable to unrealized gains/(losses) on various interest rate swap agreements.

     Per Share Amounts: Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options and other awards, using the treasury stock method.

     Change in Accounting Principles: Effective January 1, 2002, Apria adopted SFAS No. 142, which addresses the financial accounting and reporting for goodwill and other intangible assets. The statement provides that goodwill or other intangible assets with indefinite lives are no longer amortized but shall be tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. The effect of adoption of SFAS No. 142 on the consolidated financial statements is shown in “Note 4 – Goodwill and Intangible Assets.”

     Effective January 1, 2002, Apria adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and amended other guidance related to the accounting and reporting of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations are to be measured similarly to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadened the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and established criteria to determine when a long-lived asset is held for sale. Adoption of this statement did not have a material effect on Apria’s consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. Apria adopted the provisions of SFAS No. 145 in 2003. Adoption of this statement did not have a material effect on the company’s consolidated financial statements, but resulted in the reclassification to interest expense of the extraordinary charge on debt refinancing of $2,442,000 in 2001.

     Other Recent Accounting Pronouncements: In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized when the liability is incurred rather that at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Adoption of the provisions of SFAS No. 146 was required for exit and disposal activities after December 31, 2002. Apria had no such transactions during 2003.

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

     In October 2002, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 02-17, which addresses issues raised in the interpretation of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” and the identification and valuation of intangible assets. EITF 02-17 provides guidance on determining when, as a result of a business combination, a customer-related intangible asset exists that should be separately valued from goodwill. EITF 02-17 is effective for business combinations consummated and goodwill impairment tests performed after October 25, 2002. Adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosure requirements for the interim and annual financial statements of the guarantor. It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. The disclosure provisions became effective at December 31, 2002 while the recognition provisions of FIN No. 45 became effective January 1, 2003. Adoption of this interpretation did not have a material effect on Apria’s consolidated financial statements.

     FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, was originally issued in January 2003 and subsequently revised in December 2003. FIN No. 46, as revised, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Application of FIN No. 46 is required for potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of the provisions will be required for all other variable interest entities by the end of the first reporting period that ends after March 15, 2004. The company currently has no variable interest entities, therefore the adoption of this interpretation will not have a material effect on the company’s consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on the company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, in November 2003, the FASB issued Staff Position No. 150-3 which defers the effective dates for certain provisions of the statement. Once required in its entirety, SFAS No. 150 is not expected to have a material effect on the company’s consolidated financial statements.

     Reclassifications: Certain amounts for prior periods have been reclassified to conform to the current year presentation.

NOTE 2 -- PROPERTY, EQUIPMENT AND IMPROVEMENTS

      Property, equipment and improvements consist of the following:

	December 31,

(in thousands)	2003	2002

Leasehold improvements	$21,742	$19,289
Equipment and furnishings	49,580	47,413
Information systems	101,625	90,676

	172,947	157,378
Less accumulated depreciation	(122,755)	(103,244)

	$50,192	$54,134

NOTE 3 -- BUSINESS COMBINATIONS

     During 2003, 2002 and 2001, Apria acquired a number of complementary businesses in specific geographic markets. During 2003, Apria acquired 27 companies comprised largely of home respiratory therapy businesses. For all periods presented, these all-cash transactions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the consolidated income statements from the dates of acquisition. The purchase prices were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value.

     The following table summarizes the allocation of the purchase prices of acquisitions made by the company, which include payments deferred from prior years. In 2003, such payments totaled $6,324,000. At December 31, 2003, outstanding deferred consideration totaled $4,464,000 and is included on the balance sheet in other accrued liabilities.

     Cash paid for acquisitions:

	Year Ended December 31,

(in thousands)	2003	2002	2001

Fair value of tangible assets acquired	$11,187	$18,022	$9,067
Intangible assets	4,864	3,960	1,316
Goodwill	81,669	55,405	71,426

Total assets acquired	97,720	77,387	81,809
Liabilities assumed and accrued, net of payments deferred from prior years	1,683	(3,427)	(1,536)

Net assets acquired	$99,403	$73,960	$80,273

     The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during 2003, as if the acquisitions had occurred at the beginning of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Year Ended December 31,

(in thousands, except per share data)	2003	2002

Net revenues	$1,426,020	$1,343,400
Net income	120,177	120,830

Basic net income per common share	$2.25	$2.21

Diluted net income per common share	$2.22	$2.18

NOTE 4 -- GOODWILL AND INTANGIBLE ASSETS

     In July 2001, Apria adopted SFAS No. 141, “Business Combinations,” which requires that the purchase method of accounting be applied to all business combinations completed after June 30, 2001 and which also addresses the criteria for initial recognition of intangible assets and goodwill. Effective January 1, 2002, the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in its entirety. The statement provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized.

     Apria’s goodwill impairment test is conducted at a “reporting unit” level and compares each reporting unit’s fair value to its carrying value. The company has determined that its geographic regions are reporting units under SFAS No. 142. The measurement of fair value for each region is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. Apria’s tests in 2002 and 2003 indicated that no impairment existed and, accordingly, no loss has been recognized.

     The following table sets forth the reconciliation of 2001 net income and earnings per share as adjusted for the non-amortization provisions of SFAS No. 142:

(in thousands, except per share data)	Year Ended December 31, 2001

Reported net income	$71,917
Add: goodwill amortization, net of taxes	6,129

Adjusted net income	$78,046

Basic income per common share:
Reported net income	$1.33
Add: goodwill amortization, net of taxes	0.11

Adjusted net income	$1.44

Diluted income per common share:
Reported net income	$1.29
Add: goodwill amortization, net of taxes	0.11

Adjusted net income	$1.40

     For the year ended December 31, 2003, the net change in the carrying amount of goodwill of $81,669,000 is the result of business combinations. Goodwill amortization expense for the year ended December 31, 2001, was $9,809,000. All of the goodwill recorded in conjunction with business combinations completed after June 30, 2001 is expected to be deductible for tax purposes.

     Intangible assets, all of which are subject to amortization, consist of the following:

(in thousands)		December 31, 2003			December 31, 2002

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	4.9	$11,244	$(5,508)	$5,736	$9,664	$(4,571)	$5,093
Tradenames	2.0	2,067	(938)	1,129	1,324	(275)	1,049
Customer lists	0.6	1,339	(848)	491	-	-	-

		$14,650	$(7,294)	$7,356	$10,988	$(4,846)	$6,142

     Amortization expense amounts to $3,650,000 for the year ended December 31, 2003. Estimated amortization expense for each of the fiscal years ending December 31, is presented below:

Year Ending December 31,	(in thousands)

2004	$ 3,427
2005	1,686
2006	1,136
2007	771
2008	336

NOTE 5 -- LONG-TERM DEBT

     Long-term debt consists of the following:

	December 31,

(in thousands)	2003	2002

Convertible senior notes	$250,000	$-
Term loans payable	244,063	263,375
Capital lease obligations (see Note 9)	3,901	5,993
Other, interest at rates ranging to 2.8%	2,799	-

	500,763	269,368
Less: current maturities	(31,522)	(21,713)

	$469,241	$247,655

     Credit Agreement: Apria’s credit agreement with Bank of America and a syndicate of lenders was amended and restated effective August 13, 2003. The amendment permitted the issuance of $250,000,000 of convertible senior notes and the concurrent repurchase of $100,000,000 of Apria’s outstanding common stock with a portion of the proceeds. The amendment also eliminated limitations on repurchases of the company’s common stock and expenditures for acquisitions so long as the company’s leverage ratio, as defined by the credit agreement, is less than 2.0 to 1.0. As the leverage ratio increases, limitations are imposed on acquisition expenditures and common stock repurchases.

     At December 31, 2003, there were no borrowings under the revolving credit facility, outstanding letters of credit totaled $3,855,000 and credit available under the revolving facility was $96,145,000.

     The senior secured credit agreement permits Apria to select one of two variable interest rates. One option is the base rate, which is expressed as the higher of (a) the Federal Funds rate plus 0.50% or (b) the Prime Rate. The other option is the Eurodollar rate, which is based on the London Interbank Offered Rate. Interest on outstanding balances under the senior secured credit agreement is determined by adding a margin to the Eurodollar rate or base rate in effect at each interest calculation date. The applicable margins for the revolving credit facility and the $125,000,000 term loan are based on Apria’s leverage ratio, which is the ratio of its funded debt to its last four quarters of earnings before interest, taxes, depreciation and amortization. The applicable margin ranges from 1.50% to 2.25% for Eurodollar loans and from 0.50% to 1.25% for base rate loans. For the $175,000,000 term loan, the margins were amended in June 2002 and are currently fixed at 2.00% for Eurodollar loans and 1.00% for base rate loans. The effective interest rate at December 31, 2003, after consideration of the effect of the swap agreements, was 3.57% on total borrowings of $244,063,000. The senior credit agreement also requires payment of commitment fees ranging from 0.25% to 0.50% (also based on Apria’s leverage ratio) on the unused portion of the revolving credit facility.

     Borrowings under the senior secured credit facilities are collateralized by substantially all of the assets of Apria. The credit agreement contains numerous restrictions, including but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowings, capital expenditures, mergers, certain investments, loans and other distributions. The August 2003 amendment eliminated limitations related to repurchases of the company’s common stock, dividends and acquisitions so long as the company’s leverage ratio, as defined by the credit agreement, is under 2.0 to 1.0, and imparts limitations as the leverage ratio increases. At December 31, 2003, Apria’s leverage ratio was 1.5 to 1.0. At December 31, 2003, the company was in compliance with all of the financial covenants required by the credit agreement.

     The carrying value of the term loans and the revolving credit facility approximates fair value because the underlying instruments are variable notes that reprice frequently.

     Convertible Senior Notes: On August 20, 2003, Apria issued convertible senior notes in the aggregate principal amount of $250,000,000 under an indenture between Apria and U.S. Bank National Association. The notes were issued in a private placement at an issue price of $1,000 per note (100% of the principal amount at maturity). The notes will mature on September 1, 2033, unless earlier converted, redeemed or repurchased by Apria. Apria may redeem some or all of the notes at any time after September 8, 2010 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest and contingent interest, if any, to the redemption date. The holders of the notes may require Apria to repurchase some or all of the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest, up to but excluding the applicable repurchase date, initially on September 1, 2008, and subsequently on September 1 of 2010, 2013, 2018, 2023 and 2028, or at any time prior to their maturity following a fundamental change, as defined in the indenture. Any notes that Apria is required to repurchase on September 1, 2008 will be paid for in cash. For all remaining repurchase dates, Apria may pay the repurchase price in cash or by delivering shares of its common stock or a combination of cash and shares of its common stock.

     The notes bear interest at the rate of 3.375% per annum, which is payable on September 1 and March 1 of each year, beginning on March 1, 2004. Also, during certain periods commencing on September 8, 2010, Apria will pay contingent interest on the interest payment date for the applicable interest period if the average trading price of the notes during the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period. During certain periods, the notes are convertible into shares of Apria common stock, initially at a conversion rate of 28.6852 shares of common stock per $1,000 principal amount of notes, subject to adjustment and under certain circumstances as outlined in the indenture.

     Apria received $244,375,000 in net proceeds upon issuance of the notes. Concurrent with the issuance and with a portion of the proceeds, Apria repurchased 3,786,400 shares of its common stock for $100,000,000. Issuance costs deducted from the proceeds plus those paid separately in cash totaled $5,852,000.

     The notes are unsecured and unsubordinated obligations and are senior in right of payment to any subordinated debt of the company. The notes rank junior to the company’s senior secured credit facility to the extent of the assets securing such indebtedness. The fair value of these notes, as determined by reference to quoted market prices, is $284,483,000 at December 31, 2003.

     Maturities of long-term debt, exclusive of capital lease obligations, are as follows:

Year Ending December 31,	(in thousands)

2004	$28,821
2005	29,382
2006	22,846
2007	42,438
2008	123,375
Thereafter	250,000

$496,862

     Total interest paid in 2003, 2002 and 2001 amounted to $10,297,000, $13,691,000 and $28,642,000, respectively.

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

      At December 31, 2003, Apria had four interest rate swap agreements with a total notional amount of $100,000,000 that fix an equivalent amount of its variable rate debt at rates ranging from 2.43% to 3.42% (before applicable interest margin specified in the applicable credit agreement). The terms of these swap agreements range from two to four years. Apria also had two interest rate swap agreements with a total notional amount of $100,000,000 and a fixed-rate of 2.58% (before applicable interest margin) that expired March 31, 2003. The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the years ended December 31, 2003 and 2002, Apria paid net settlement amounts of $1,917,000 and $780,000, respectively. At December 31, 2003, the aggregate fair value of the swap agreements was a deficit of $1,495,000 and is reflected in the accompanying balance sheet in other accrued liabilities. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive loss. Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the various swap agreements are nationally recognized financial institutions with strong credit ratings.

NOTE 6 -- STOCKHOLDERS’ EQUITY

     Treasury Stock: During 2003, Apria repurchased 4,526,000 shares of its common stock for $118,471,000. Of these amounts, 3,786,400 shares were repurchased for $100,000,000 in conjunction with the issuance of the convertible senior notes. Apria also repurchased 1,597,000 shares for $35,000,000 in 2002. All such repurchases were made in open market transactions throughout the year. All repurchased shares are being held in treasury.

     In January 2004, Apria repurchased 1,731,000 shares of its common stock through an accelerated repurchase program for $50,000,000.

     Stock Compensation Plans: Apria has various stock-based compensation plans, which are described below. Management accounts for these plans under the recognition and measurement principles of APB No. 25 and related interpretations. Compensation expense of $1,963,000 related to the issuance of restricted stock purchase rights and restricted stock awards is included in net income for the year ended December 31, 2003.

     For purposes of the pro forma disclosure presented in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001: risk-free interest rates of 2.84%, 4.35% and 4.80%, respectively; dividend yield of 0% for all years; expected lives of 4.80 years in 2003, 4.13 years in 2002 and 4.25 years for 2001 and volatility of 54% for 2003, 59% for 2002 and 62% for 2001. See “Note 1 – Summary of Significant Accounting Policies – Stock-based Compensation.”

     Fixed Stock Options: Apria has various fixed stock option plans that provide for the granting of incentive or non-statutory options to its key employees and non-employee members of the Board of Directors. In the case of incentive stock options, the exercise price may not be less than the fair market value of the company’s stock on the date of the grant, and may not be less than 110% of the fair market value of the company’s stock on the date of the grant for any individual possessing 10% or more of the voting power of all classes of stock of the company. The dates at which the options become exercisable range from the date of grant to five years after the date of grant and expire not later than ten years after the date of grant. The weighted-average fair values of fixed stock options granted during 2003, 2002 and 2001 were $10.68, $11.79 and $14.06, respectively.

     A summary of the activity of Apria’s fixed stock options for 2003, 2002 and 2001 is presented below:

	2003		2002		2001

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	4,357,976	$21.69	4,347,019	$20.41	3,268,096	$15.87
Granted:
Exercise price equal to fair value	1,181,125	$22.49	1,546,500	$23.59	2,246,000	$26.65
Exercised	(654,731)	$17.88	(703,858)	$13.10	(548,185)	$15.45
Forfeited	(458,416)	$24.68	(831,685)	$25.77	(618,892)	$23.99

Outstanding at end of year	4,425,954	$22.16	4,357,976	$21.69	4,347,019	$20.41

Exercisable at end of year	2,308,611	$20.90	2,057,595	$19.18	1,913,525	$16.02

     The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 6.69 - $12.19	201,590	4.27	$9.65	201,590	$9.65
$12.75 - $16.63	251,310	4.91	$14.56	251,310	$14.56
$16.94 - $16.94	202,168	6.01	$16.94	202,168	$16.94
$17.05 - $19.63	317,254	5.46	$18.55	317,254	$18.55
$20.50 - $24.01	2,090,007	8.29	$22.62	525,799	$22.96
$24.18 - $26.50	589,500	5.79	$25.08	396,164	$25.26
$27.13 - $29.00	774,125	7.25	$27.25	414,326	$27.15

$ 6.69 - $29.00	4,425,954	7.09	$22.16	2,308,611	$20.90

     Performance-Based Stock Options: Included in Apria’s stock-based compensation plans are provisions for the granting of performance-based stock options. In 2003, Apria granted options in the form of restricted stock purchase rights to key members of senior management. These options become exercisable over periods of six and seven years and expire not later than ten years from the date of grant. Accelerated vesting will ensue upon the occurrence of certain events or the achievement of certain cumulative financial targets based on a two and three year measurement periods. The weighted-average fair value of performance-based stock options granted during 2003 was $21.06.

     A summary of the activity of Apria’s performance-based stock options, including those granted in the form of restricted stock purchase rights, for 2003, 2002 and 2001 is presented below:

	2003		2002		2001

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	209,658	$7.34	1,396,210	$7.91	2,384,402	$7.99
Granted:
Exercise price less than fair value	476,000	$6.49	-	$-	-	$-
Exercised	(81,686)	$7.78	(1,186,552)	$8.01	(988,192)	$8.09
Forfeited	-	$-	-	$-	-	$-

Outstanding at end of year	603,972	$6.61	209,658	$7.34	1,396,210	$7.91

Exercisable at end of year	127,972	$7.05	209,658	$7.34	1,396,210	$7.91

The following table summarizes information about performance-based stock options, including those granted in the form of restricted stock purchase rights, outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 6.46 - $ 6.46	455,000	9.62	$6.46	-	$-
$ 6.50 - $ 6.50	120,638	4.55	$6.50	120,638	$6.50
$ 7.05 - $18.56	28,334	8.62	$9.39	7,334	$16.08

$ 6.46 - $18.56	603,972	8.56	$6.61	127,972	$7.05

      Apria also granted restricted stock awards, representing 26,000 shares, to its non-employee directors during 2003. These awards will vest in April 2004. Approximately 10,897,000 shares of common stock are reserved for future issuance upon the exercise of stock options and awards under all of Apria’s active plans.

NOTE 7 -- INCOME TAXES

     Significant components of Apria’s deferred tax assets and liabilities are as follows:

	December 31,

(in thousands)	2003	2002

Deferred tax assets:
Allowance for doubtful accounts	$14,449	$12,077
Accruals	9,442	9,266
Asset valuation reserves	1,011	2,076
Net operating loss carryforward, limited by §382	4,713	10,685
AMT credit carryovers	-	9,614
Intangible assets	5,497	3,102
Other, net	3,213	3,592

Total deferred tax assets	38,325	50,412

Deferred tax liabilities:
Tax over book depreciation	(22,051)	(16,911)
Tax over book goodwill amortization	(3,462)	(5,829)

Total deferred tax liabilities	(25,513)	(22,740)

Net deferred tax assets	$12,812	$27,672

     As a result of settling an income tax dispute related to prior year tax examinations, Apria utilized approximately $34,200,000 of its previously limited $57,000,000 net operating loss carryforward during 2002. Such net operating loss carryforward was generated prior to 1992 and utilization had been limited to $5,000,000 per year in accordance with Internal Revenue Code Section 382. Prior to 2002, the $57,000,000 net operating loss carryforward was not recognized for financial statement reporting purposes as management believed it likely that they would expire unused. The remaining net operating loss carryforward of approximately $22,800,000 was excluded from the related deferred tax assets and has expired unused.

     At December 31, 2003, Apria had federal net operating loss carryforwards of $5,017,000. Apria expects to utilize these net operating loss carryforwards in 2004. The company had an alternative minimum tax credit carryforward of $6,149,000, which was utilized in 2003. Additionally, the company has various state net operating loss carryforwards.

     Income tax expense (benefit) consists of the following:

	Year Ended December 31,

(in thousands)	2003	2002	2001

Current:
Federal	$39,558	$(8,348)	$2,150
State	13,826	6,408	1,200

	53,384	(1,940)	3,350

Deferred:
Federal	14,940	53,058	38,135
State	2,257	1,239	1,698

	17,197	54,297	39,833

	$70,581	$52,357	$43,183

     During 2003, the exercise of stock options granted under Apria’s various stock option plans gave rise to $6,204,000 in compensation that is includable as taxable income to the employee and deductible by the company for federal and state tax purposes but is not recognized as expense for financial reporting purposes. Such tax benefits are included in additional paid-in capital.

     Differences between Apria’s income tax expense and an amount calculated utilizing the federal statutory rate are as follows:

	Year Ended December 31,

(in thousands)	2003	2002	2001

Income tax expense at statutory rate	$65,300	$58,783	$40,285
Non-deductible expenses	437	735	1,693
State and foreign taxes, net of federal benefit and state loss carryforwards	5,532	4,519	2,898
Settlement of income tax dispute	-	(11,073)	-
Other	(688)	(607)	(1,693)

	$70,581	$52,357	$43,183

     Net income taxes paid (received) in 2003, 2002 and 2001 amounted to $50,359,000, $(3,165,000) and $2,096,000, respectively.

NOTE 8 -- PER SHARE AMOUNTS

     The following table sets forth the computation of basic and diluted per share amounts:

	Year Ended December 31,

(in thousands, except per share data)	2003	2002	2001

Numerator:
Net income	$115,992	$115,595	$71,917
Numerator for basic and diluted per share amounts – net income available to common stockholders	$115,992	$115,595	$71,917
Denominator:
Denominator for basic per share amounts – weighted-average shares	53,446	54,586	53,971
Effect of dilutive securities:
Employee stock options and awards	620	869	1,807

Total dilutive potential common shares	620	869	1,807

Denominator for diluted per share amounts – adjusted weighted-average shares	54,066	55,455	55,778

Basic net income per common share	$2.17	$2.12	$1.33

Diluted net income per common share	$2.15	$2.08	$1.29

Employee stock options excluded from the computation of diluted per share amounts:
Shares for which exercise price exceeds average price of common stock	1,124	2,543	1,853

Average exercise price per share that exceeds average market price of common stock	$26.75	$25.31	$26.86

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

     Apria occasionally subleases unused facility space when a lease buyout is not a viable option. Sublease income, in amounts not considered material, is recognized monthly and is offset against facility lease expense. Net rent expense in 2003, 2002 and 2001 amounted to $68,141,000, $62,383,000 and $60,618,000, respectively.

     In addition, during 2003, 2002 and 2001, Apria acquired information systems and software totaling $366,000, $5,937,000 and $1,837,000, under capital lease arrangements with lease terms ranging from 12 to 36 months. Amortization of the leased information systems and software amounted to $1,953,000, $1,367,000 and $811,000 in 2003, 2002 and 2001, respectively.

     The following amounts for assets under capital lease obligations are included in property, equipment and improvements:

	December 31,

(in thousands)	2003	2002

Information systems	$7,894	$7,773
Software	245	-
Less accumulated depreciation	(3,639)	(1,686)

	$4,500	$6,087

     Future minimum payments, by year and in the aggregate, required under capital lease obligations and noncancelable operating leases consist of the following at December 31, 2003:

(in thousands)	Capital Leases	Operating Leases

2004	$2,835	$58,165
2005	1,223	52,199
2006	-	41,098
2007	-	26,759
2008	-	13,886
Thereafter	-	17,447

	4,058	$209,554

Less interest included in minimum lease payments	(157)

Present value of minimum lease payments	3,901
Less current portion	(2,701)

	$1,200

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     Apria has a 401(k) defined contribution plan, whereby eligible employees may contribute up to 35% of their annual base earnings. The company matches 50% of the first 8% of employee contributions. Total expenses related to the defined contribution plan were $4,456,000, $4,569,000 and $4,227,000 in 2003, 2002 and 2001, respectively.

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

     Certain Concentrations: Approximately 28% of Apria’s 2003 revenues are derived from Medicare. In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act includes a number of provisions that will affect Medicare Part B reimbursement policies for items and services provided by Apria, the most significant of which are:

•

The legislation provides for a freeze on annual payment increases for durable medical equipment from 2004 through 2008. Further, beginning in 2005, reimbursement for five durable medical equipment categories will be reduced based on the median price paid for such items on behalf of beneficiaries of federal employee health plans.

•

Reimbursement for inhalation drugs has been reduced from the previous reimbursement rate of 95% of the average wholesale price to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs will shift to average sales price, as defined by the Act, plus 6%.

•

The Act requires the establishment of a competitive acquisition program for as yet unspecified durable medical equipment items and services that is to be transitioned into (i) ten of the largest metropolitan statistical areas in 2007; (ii) 80 of the largest metropolitan statistical areas in 2009; and (iii) additional areas after 2009.

     Also, still pending from the Balanced Budget Act of 1997 is streamlined authority granted to the Secretary of HHS to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness authority. This authority applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive acquisition program.

     Apria currently purchases approximately 50% of its patient service equipment and supplies from four vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect operating results.

     Guarantees and Indemnities: From time to time Apria enters into certain types of contracts that contingently require the company to indemnify parties against third party claims. These contracts primarily relate to (i) certain asset purchase agreements, under which the company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which the company may be required to indemnify property owners for environmental or other liabilities, and other claims arising from the company’s use of the applicable premises; and (iii) certain agreements with the company’s officers, directors and employees, under which the company may be required to indemnify such persons for liabilities arising out of their employment relationship.

     The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on the company’s balance sheets for any of the periods presented.

NOTE 12 -- SERVICE/PRODUCT LINE DATA

     The following table sets forth a summary of net revenues and gross profit by service line:

	Year Ended December 31,

(in thousands)	2003	2002	2001

Net revenues:
Respiratory therapy	$930,406	$830,972	$742,805
Infusion therapy	241,860	229,190	216,436
Home medical equipment/other	208,679	192,034	172,674

Total net revenues	$1,380,945	$1,252,196	$1,131,915

Gross profit:
Respiratory therapy	$731,215	$661,879	$588,868
Infusion therapy	142,744	130,439	126,778
Home medical equipment/other	130,243	118,961	108,622

Total gross profit	$1,004,202	$911,279	$824,268

NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter

(in thousands, except per share data)	First	Second	Third	Fourth

2003
Net revenues	$335,069	$343,284	$346,323	$356,269
Gross profit	242,908	251,444	253,194	256,656
Operating income	48,439	50,299	50,207	52,654
Net income	27,826	29,412	28,857	29,897

Basic income per common share	$0.51	$0.54	$0.55	$0.59
Diluted income per common share	$0.50	$0.53	$0.54	$0.58
2002
Net revenues	$301,345	$310,425	$312,046	$328,380
Gross profit	219,226	225,942	227,813	238,298
Operating income	40,936	45,817	45,873	46,119
Net income	22,995	26,158	26,465	39,977

Basic income per common share	$0.42	$0.48	$0.48	$0.73
Diluted income per common share	$0.41	$0.47	$0.48	$0.72

     Fourth Quarter – 2002: Net income for the fourth quarter of 2002 reflects the impact of the favorable outcome of an income tax dispute that was settled during the period. The components of this are as follows: income tax benefit of $11,073,000, interest income of $4,045,000 and related professional fee expense of $1,710,000.

•    •     •    •    •

APRIA HEALTHCARE GROUP INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$32,206	$51,154	$-	$44,829	$38,531
Reserve for inventory and patient service equipment shortages	5,317	-	-	2,622	2,695

Totals	$37,523	$51,154	$-	$47,451	$41,226

Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$32,073	$45,115	$-	$44,982	$32,206
Reserve for inventory and patient service equipment shortages	5,816	-	-	499	5,317

Totals	$37,889	$45,115	$-	$45,481	$37,523

Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$39,787	$37,110	$-	$44,824	$32,073
Reserve for inventory and patient service equipment shortages	7,790	-	-	1,974	5,816

Totals	$47,577	$37,110	$-	$46,798	$37,889

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 15, 2004

APRIA HEALTHCARE GROUP INC. /s/ LAWRENCE M. HIGBY Lawrence M. Higby President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAWRENCE M. HIGBY Lawrence M. Higby	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004
/s/ AMIN I. KHALIFA Amin I. Khalifa	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004
/s/ RALPH V. WHITWORTH Ralph V. Whitworth	Director and Chairman of the Board	March 15, 2004
/s/ VICENTE ANIDO, JR. Vicente Anido, Jr.	Director	March 15, 2004
/s/ I.T. CORLEY I.T. Corley	Director	March 15, 2004
/s/ DAVID L. GOLDSMITH David L. Goldsmith	Director	March 15, 2004
/s/ RICHARD H. KOPPES Richard H. Koppes	Director	March 15, 2004
/s/ PHILIP R. LOCHNER, JR. Philip R. Lochner, Jr.	Director	March 15, 2004
/s/ JERI L. LOSE Jeri L. Lose	Director	March 15, 2004
/s/ BEVERLY B. THOMAS Beverly B. Thomas	Director	March 15, 2004

Exhibit No.	EXHIBIT INDEX Description	Reference

3.1	Restated Certificate of Incorporation of Registrant.	(c)

3.2	Certificate of Ownership and Merger merging Apria Healthcare Group Inc. into Abbey and amending Abbey’s Restated Certificate of Incorporation to change Abbey’s name to "Apria Healthcare Group Inc."	(j)

3.3	Certificate of Amendment of Certificate of Incorporation of Apria Healthcare Group Inc.	(g)

3.4	Amended and Restated Bylaws of Registrant, as amended on November 20, 2002.	(n)

4.1	Specimen Stock Certificate of the Registrant.	(j)

4.2	Certificate of Designation of the Registrant	(c)

4.3	Indenture dated August 20, 2003, between Apria Healthcare Group Inc. and U.S. Bank National Association, as trustee, describing the Registrant’s issuance of 3.375% Convertible Senior Notes due 2033.	(q)

10.1	1991 Stock Option Plan	(a)

10.2	Schedule of Registration Procedures and Related Matters	(b)

10.3	401(k) Savings Plan, restated effective October 1, 1993, amended December 28, 1994.	(e)

10.4	Amendment Number Two to the 401(k) Savings Plan, dated June 27, 1995.	(n)

10.5	Apria/Homedco Stock Incentive Plan, dated June 28, 1995.	(d)

10.6	Amended and Restated 1992 Stock Incentive Plan.	(e)

10.7	Amendment Number Three to the 401(k) Savings Plan, effective January 1, 1996.	(n)

10.8	Amendment 1996-1 to the 1991 Stock Option Plan, dated October 28, 1996.	(f)

10.9	Amendment 1996-1 to the Amended and Restated 1992 Stock Incentive Plan, dated October 28, 1996.	(f)

10.10	Amended and Restated 1997 Stock Incentive Plan, dated February 27, 1997, as amended through June 30, 1998.	(f)

10.11	1998 Nonqualified Stock Incentive Plan, dated December 15, 1998	(f)

10.12	Amendment No. 1 to the 1998 Nonqualified Stock Incentive Plan, dated January 31, 2001.	(h)

10.13	Credit Agreement dated July 20, 2001, among Registrant and certain of its subsidiaries, Bank of America National Association and other financial institutions party to the Credit Agreement.	(i)

10.14	Resignation and General Release Agreement effective February 12, 2002, between Registrant and Philip L. Carter.	(j)

10.15	Amended and Restated Employment Agreement effective February 12, 2002, between Registrant and Lawrence M. Higby.	(m)

10.16	Employment Agreement effective April 4, 2002, between Registrant and Lawrence A. Mastrovich.	(k)

10.17	Executive Severance Agreement effective May 8, 2002, between Registrant and Anthony S. Domenico.	(l)

10.18

Third Amended and Restated Credit Agreement dated June 7, 2002, among Registrant and certain of its subsudiaries, Bank of America National Association and other financial institutions party to the Credit Agreement.

(l)

10.19	International Swaps and Derivatives Association, Inc. Master Agreement dated December 3, 2002, between Registrant and Credit Lyonnais New York Branch.	(n)

10.20	Schedule to the Master Agreement dated December 3, 2002, between Registrant and Credit Lyonnais New York Branch.	(n)

10.21	International Swaps and Derivatives Association, Inc. Master Agreement dated December 3, 2002, between Registrant and Bank of Nova Scotia.	(n)

10.22	Schedule to the Master Agreement dated December 3, 2002, between Registrant and Bank of Nova Scotia.	(n)

10.23	Amendment to Executive Severance Agreement dated March 18, 2003, between Registrant and Anthony S. Domenico.	(n)

10.24

Form of Stock Ownership Requirements Agreement, dated February 18, 2003, between Registrant and its executive officers, and Exhibit A thereto, Stock Ownership Requirements for Senior Executive Officers.

(o)

10.25	Apria Healthcare Group Inc. 2003 Performance Incentive Plan, dated July 17, 2003.	(p)

10.26

First Amendment to Third Amended and Restated Credit Agreement, dated August 13, 2003, between Apria Healthcare Group Inc. and certain of its subsidiaries, Bank of America National Association and other financial institutions party to the Credit Agreement.

(q)

14.1	Apria Healthcare Group Inc. Code of Ethical Business Conduct.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

References – Documents filed with the Securities and Exchange Commission
(a)	Incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-44690), as filed on December 23, 1991.

(b)	Incorporated by reference to Registration Statement on Form S-4 (Registration No. 33-69094), as filed on September 17, 1993.

(c)	Incorporated by reference to Registration Statement on Form S-4 (Registration No. 33-90658), and its appendices, as filed on March 27, 1995.

(d)	Incorporated by reference to Registration Statement on Form S-8 (Registration No. 33-94026), as filed on June 28, 1995.

(e)	Incorporated by reference to Registration Statement on Form S-8 (Registration No. 33-80581), as filed on December 19, 1995.

(f)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.

(g)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 1999, as filed on August 12, 1999.

(h)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000.

(i)	Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 2001, as filed on November 14, 2001.

(j)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001.

(k)	Incorporated by reference to Quarterly Report on Form 10-Q dated March 31, 2002, as filed on May 15, 2002.

(l)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2002, as filed on August 14, 2002.

(m)	Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 2002, as filed on November 14, 2002.

(n)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002.

(o)	Incorporated by reference to Quarterly Report on Form 10-Q dated March 31, 2003, as filed on May 15, 2003.

(p)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2003, as filed on August 12, 2003.

(q)	Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 2003, as filed on November 14, 2003.