Form 10-Q
period 2004-03-31
APRIA HEALTHCARE GROUP INC
filed 2004-05-10
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    X   No

As of April 30, 2004, there were outstanding 49,891,549 shares of the Registrant’s common stock, par value $.001, which is the only class of common stock of the Registrant (not including 7,940,259 shares held in treasury).

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

For the period ended March 31, 2004

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited) • Condensed Consolidated Balance Sheets • Condensed Consolidated Income Statements • Condensed Consolidated Statements of Cash Flows • Notes to Condensed Consolidated Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (unaudited)

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(dollars in thousands)	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,297	$160,553
Accounts receivable, less allowance for doubtful accounts of $37,682
and $38,531 at March 31, 2004 and December 31, 2003, respectively	204,851	196,413
Inventories, net	30,997	29,089
Deferred income taxes	27,508	27,108
Prepaid expenses and other current assets	16,169	16,172

TOTAL CURRENT ASSETS	384,822	429,335

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $398,568
and $392,297 at March 31, 2004 and December 31, 2003, respectively	212,081	209,551
PROPERTY, EQUIPMENT AND IMPROVEMENTS	50,621	50,192
DEFERRED INCOME TAXES	1,609	1,690
GOODWILL	365,145	330,532
INTANGIBLE ASSETS	9,178	7,356
DEFERRED DEBT ISSUANCE COSTS	8,735	9,339
OTHER ASSETS	5,348	5,440

	$1,037,539	$1,043,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$55,348	$56,735
Accrued payroll and related taxes and benefits	45,940	43,312
Accrued insurance	9,311	9,854
Income taxes payable	15,304	13,310
Other accrued liabilities	40,780	35,363
Current portion of long-term debt	31,354	31,522

TOTAL CURRENT LIABILITIES	198,037	190,096

LONG-TERM DEBT, net of current portion	462,069	469,241
DEFERRED INCOME TAXES	20,765	15,986
OTHER NON-CURRENT LIABILITIES	3,778	2,164
COMMITMENTS AND CONTINGENCIES (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized;
none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
57,778,977 and 57,317,094 shares issued at March 31, 2004 and
December 31, 2003, respectively; 49,965,521 and 51,107,538 shares
outstanding at March 31, 2004 and December 31, 2003, respectively	58	57
Additional paid-in capital	426,513	414,220
Treasury stock, at cost; 7,813,456 and 6,209,556 shares at March 31, 2004
and December 31, 2003, respectively	(207,438)	(154,432)
Retained earnings	134,880	107,033
Accumulated other comprehensive loss	(1,123)	(930)

	352,890	365,948

	$1,037,539	$1,043,435

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended March 31,

(dollars in thousands, except per share data)	2004	2003

Net revenues	$350,881	$335,069
Costs and expenses: Cost of net revenues: Product and supply costs	65,218	61,466
Patient service equipment depreciation	29,515	27,095
Nursing services	225	215
Other	3,963	3,385

TOTAL COST OF NET REVENUES	98,921	92,161

Provision for doubtful accounts	13,469	12,801
Selling, distribution and administrative	187,340	180,972
Amortization of intangible assets	1,276	696

TOTAL COSTS AND EXPENSES	301,006	286,630

OPERATING INCOME	49,875	48,439
Interest expense, net	4,955	3,481

INCOME BEFORE TAXES	44,920	44,958
Income tax expense	17,073	17,132

NET INCOME	$27,847	$27,826

Basic net income per common share	$0.56	$0.51

Diluted net income per common share	$0.55	$0.50

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

(dollars in thousands)	2004	2003

OPERATING ACTIVITIES
Net income	$27,847	$27,826
Items included in net income not requiring cash:
Provision for doubtful accounts	13,469	12,801
Depreciation and amortization	36,024	32,948
Amortization of deferred debt issuance costs	641	308
Expense on compensatory stock options and awards	1,096	-
Deferred income taxes and other	5,865	7,900
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(21,907)	(24,762)
Inventories, net	(1,392)	(2,825)
Prepaid expenses and other assets	454	(1,220)
Accounts payable, exclusive of outstanding checks	3,529	(166)
Accrued payroll and related taxes and benefits	2,628	2,301
Income taxes payable	2,117	8,661
Accrued expenses	(4,626)	(5,242)

NET CASH PROVIDED BY OPERATING ACTIVITIES	65,745	58,530
INVESTING ACTIVITIES
Purchases of patient service equipment and property,
equipment and improvements, exclusive of effects of acquisitions	(32,405)	(38,521)
Proceeds from disposition of assets	39	201
Cash paid for acquisitions, including payments of deferred consideration	(34,601)	(23,107)

NET CASH USED IN INVESTING ACTIVITIES	(66,967)	(61,427)
FINANCING ACTIVITIES
Proceeds from revolving credit facilities	-	14,100
Payments on revolving credit facilities	-	(14,100)
Payments on term loans	(6,438)	-
Payments on other long-term debt	(2,424)	(590)
Decrease in outstanding checks included in accounts payable	(4,916)	(3,350)
Capitalized debt issuance costs	(37)	-
Repurchases of common stock	(50,000)	(1,120)
Issuances of common stock	9,781	1,220

NET CASH USED IN FINANCING ACTIVITIES	(54,034)	(3,840)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,256)	(6,737)
Cash and cash equivalents at beginning of period	160,553	26,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,297	$19,646

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

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the company’s Annual Report on Form 10-K.

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Use of Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 35% of the company’s revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represents 10% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues.

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

Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Also, focused reviews of certain large and/or problematic payors are performed. Due to continuing changes in the healthcare industry and with third-party reimbursement, it is possible that estimates could change in the near term, which could have an impact on operations and cash flows.

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

Recent Accounting Pronouncements: In July 2002, Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized when the liability is incurred rather that at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Adoption of the provisions of SFAS No. 146 was required for exit and disposal activities initiated after December 31, 2002. Apria had no such transactions during the three-month periods ended March 31, 2004 and 2003, respectively.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of the Financial Accounting Standards Board (“FASB”) Statement No. 123,” was issued. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition and guidance for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has complied with the expanded financial statement disclosure requirements in its consolidated financial statements.

In October 2002, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 02-17, which addresses issues raised in the interpretation of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” and the identification and valuation of intangible assets. EITF No. 02-17 provides guidance on determining when, as a result of a business combination, a customer-related intangible asset exists that should be separately valued from goodwill. EITF No. 02-17 is effective for business combinations consummated and goodwill impairment tests performed after October 25, 2002. Adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosure requirements for the interim and annual financial statements of the guarantor. It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. Apria was required to adopt the recognition provisions of FIN No. 45 beginning January 1, 2003, while the disclosure provisions became effective at December 31, 2003. Adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, was originally issued in January 2003 and subsequently revised in December 2003. FIN No. 46, as revised, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Application of FIN No. 46 is required for potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of the provisions is required for all other variable interest entities by the end of the first reporting period that ends after March 15, 2004. Adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, in November 2003, the FASB issued Staff Position No. 150-3, which indefinitely defers the effective date for certain provisions of the statement. Adoption of this statement did not have a material effect on the company’s consolidated financial statements.

Stock-based Compensation: The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Apria has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” For the three-month period ended March 31, 2004, net income reflects compensation expense for restricted stock awards and restricted stock purchase rights accounted for in accordance with APB No. 25. Had compensation expense for all of the company’s stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS No. 123, Apria’s net income and per share amounts would have been adjusted to the pro forma amounts indicated below.

	Three Months Ended March 31,

(in thousands, except per share data)	2004	2003

Net income as reported	$27,847	$27,826
Add: stock-based compensation expense included in reported net income, net of related tax effects	679	-
Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	2,501	2,043

Pro forma net income	$26,025	$25,783

Basic net income per share:
As reported	$0.56	$0.51
Pro forma	$0.52	$0.47
		-
Diluted net income per share:
As reported	$0.55	$0.50
Pro forma	$0.51	$0.46

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three-month periods ended March 31, 2004 and 2003: risk-free interest rates of 2.98% and 2.77%, respectively; dividend yield of 0% for all periods; expected lives of 4.86 and 4.35 years, respectively; and volatility of 47% and 58%, respectively.

NOTE B – BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying consolidated income statements from the dates of acquisition. During the three-month period ended March 31, 2004, cash paid for acquisitions was $34,601,000, which included deferred payments of $1,683,000 that were related to prior year acquisitions. At March 31, 2004, outstanding deferred consideration totaled $12,092,000 and is included on the consolidated balance sheet in other accrued liabilities.

During the three-month period ended March 31, 2004, Apria acquired seven companies comprised largely of home respiratory therapy businesses. Pending receipt of additional valuation information, amounts preliminarily allocated to goodwill, other intangible assets and patient service equipment were $34,922,000, $3,098,000 and $3,164,000, respectively. This allocation is inclusive of amounts not yet paid.

The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during the three-month period ended March 31, 2004, as if the acquisitions had occurred at the beginning of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended March 31,

(in thousands)	2004	2003

Net revenues	$360,492	$344,700
Net income	$28,793	$27,938

Basic net income per common share	$0.58	$0.51
Diluted net income per common share	$0.57	$0.50

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

For the three months ended March 31, 2004, the net change in the carrying amount of goodwill of $34,613,000 is the result of business combinations. All of the goodwill recorded in conjunction with business combinations completed during the periods presented is expected to be deductible for tax purposes.

Intangible assets, all of which are subject to amortization, consist of the following:

(dollars in thousands)		March 31, 2004			December 31, 2003

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	4.9	$14,012	$(6,095)	$7,917	$11,244	$(5,508)	$5,736
Tradenames	2.0	2,067	(1,289)	778	2,067	(938)	1,129
Customer lists	0.6	896	(413)	483	1,339	(848)	491

		$16,975	$(7,797)	$9,178	$14,650	$(7,294)	$7,356

Amortization expense was $1,276,000 for the three-month period ended March 31, 2004. Estimated amortization expense for the current year and each of the next five fiscal years ending December 31, is presented below:

Year Ending December 31,	(dollars in thousands)

2004	$ 4,193
2005	2,241
2006	1,691
2007	1,326
2008	890
2009	113

NOTE D – LONG-TERM DEBT

At March 31, 2004, there were no borrowings under the revolving credit facility, outstanding letters of credit totaled $3,855,000, credit available under the revolving facility was $96,145,000, and Apria was in compliance with all of the financial covenants required by the credit agreement. The final maturity date for the revolving credit facility is July 2006.

Hedging Activities: Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. Apria has four interest rate swap agreements with a total notional amount of $100,000,000 that fix an equivalent amount of its variable rate debt at rates ranging from 2.43% to 3.42% (before applicable margin). The terms of the swap agreements range from two to four years. The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the three-month periods ended March 31, 2004 and 2003, Apria paid net settlement amounts of $422,000 and $653,000, respectively. At March 31, 2004, the aggregate fair value of the swap agreements was a liability of $1,812,000 and is reflected in the accompanying consolidated balance sheet in other accrued liabilities. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive loss (See Note E – “Stockholders’ Equity”). Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance.

NOTE E – STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2004, changes to stockholders’ equity are comprised of the following amounts:

(dollars in thousands)

Net income	$27,847
Proceeds from the exercise of stock options	9,781
Tax benefit related to the exercise of stock options	1,417
Compensatory stock options and awards granted	1,096
Other comprehensive loss, net of taxes	(193)
Repurchases of common stock	(53,006)

$(13,058)

For the three months ended March 31, 2004 and 2003, net income and comprehensive income differed by unrealized losses related to interest rate swap agreements, net of taxes, in the amount of $193,000 and $42,000, respectively.

In October 2003, Apria’s Board of Directors authorized up to $100,000,000 in common stock repurchases through 2004. On January 16, 2004, Apria prepaid $50,000,000 to repurchase 1,730,703 shares of its common stock at a strike price of $28.89 through an accelerated share repurchase program. The related contract, which has a scheduled settlement date of June 16, 2004, provides for cash or net share settlement at Apria’s election. At March 31, 2004, 1,603,900 shares had been purchased on the open market for a total cost, including fees, of $49,209,000. Management estimated the cost to fulfill the share repurchase contract would exceed the original prepayment by approximately $3,006,000, which was recorded as a liability at March 31, 2004. The repurchase of the remaining shares required by the contract was completed and settled in cash on April 28, 2004 for a total cost of $52,950,000.

All repurchased shares are being held in treasury.

NOTE F – INCOME TAXES

Income taxes for the three months ended March 31, 2004 and 2003 have been provided at the effective tax rates expected to be applicable for the respective year.

At March 31, 2004, Apria had federal net operating loss carryforwards of $12,123,000, the utilization of which is limited to $5,017,000 per year under Internal Revenue Code section 382. Apria expects to utilize $5,017,000 of these net operating loss carryforwards in 2004. The remaining portion of the federal net operating loss carryforwards will expire unused at the end of 2004. The company also has various state net operating loss carryforwards. Apria utilized its remaining alternative minimum tax credit carryforward of $6,149,000 in 2003.

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

Apria has been exchanging information and having discussions with government representatives in an attempt to explore whether it will be possible to resolve this matter on a basis that would be considered fair and reasonable by all parties. Apria cannot provide any assurances as to the outcome of these discussions, however, or as to the outcome of the qui tam litigation in the absence of a settlement. Management cannot estimate the possible loss or range of loss that may result from these proceedings and, therefore, has not recorded any related accruals.

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

NOTE H – PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended March 31,

(in thousands, except per share data)	2004	2003

Numerator:
Net income	$27,847	$27,826
Numerator for basic and diluted per share amounts – net income available to common stockholders	$27,847	$27,826
Denominator:
Denominator for basic per share amounts – weighted average shares	49,893	54,932
Effect of dilutive securities: Employee stock options and awards – dilutive potential common shares	948	460

Denominator for diluted per share amounts – adjusted weighted average shares	50,841	55,392

Basic net income per common share	$0.56	$0.51

Diluted net income per common share	$0.55	$0.50

Employee stock options excluded from the computation of diluted per share amounts:
Shares for which exercise price exceeds average market price of common stock	910	2,593
Average exercise price per share that exceeds average price of common stock	$30.41	$25.15

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995: Apria’s business is subject to a number of risks which are partly or entirely beyond the company’s control. The company has described certain of those risks in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004. This report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Key factors that may have an impact on Apria include the following:

•	trends and developments affecting the collectibility of accounts receivable;
•	government legislative and budget developments which could affect reimbursement levels;
•	the ongoing government investigation regarding patients covered by Medicare and other federal programs;
•	the effectiveness of the Apria’s operating systems and controls;
•	healthcare reform and the effect of federal and state healthcare regulations;
•	compliance with regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”);
•	the revocation of supplier numbers from certain hospital customers of Apria;
•	pricing pressures from large payors;
•	the successful implementation of the company’s acquisition strategy and integration of acquired businesses; and
•	other factors described in Apria’s filings with the Securities and Exchange Commission.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS

     Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home throughout the United States through approximately 435 branch locations.

     Critical Accounting Policies. Apria’s management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company’s consolidated financial statements. These policies require management’s most complex and subjective judgments. Additionally, the accounting policies related to goodwill and long-lived assets require significant judgment. These policies are presented in detail in Apria’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Recent Accounting Pronouncements. In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Adoption of the provisions of SFAS No. 146 was required for exit and disposal activities initiated after December 31, 2002. Apria had no such transactions during the three-month periods ended March 31, 2004 and 2003, respectively.

     In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123,” was issued. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition and guidance for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has complied with the expanded financial statement disclosure requirements in its consolidated financial statements.

     In October 2002, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 02-17, which addresses issues raised in the interpretation of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” and the identification and valuation of intangible assets. EITF No. 02-17 provides guidance on determining when, as a result of a business combination, a customer-related intangible asset exists that should be separately valued from goodwill. EITF No. 02-17 is effective for business combinations consummated and goodwill impairment tests performed after October 25, 2002. Adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

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

     FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, was originally issued in January 2003 and subsequently revised in December 2003. FIN No. 46, as revised, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Application of FIN No. 46 is required for potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of the provisions is required for all other variable interest entities by the end of the first reporting period that ends after March 15, 2004. Adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, in November 2003, the FASB issued Staff Position No. 150-3, which indefinitely defers the effective date for certain provisions of the statement. Adoption of this statement did not have a material effect on the company’s consolidated financial statements.

Results of Operations

     Net Revenues. Net revenues were $350.9 million in the first quarter of 2004, compared to $335.1 million for the corresponding period in 2003, representing an increase of 4.7%. The revenue growth was affected by the Medicare reimbursement reduction for respiratory medications, effective January 1, 2004, and a decline in revenues as Apria transitioned out of the Gentiva CareCentrix Inc. contract, which management chose not to renew for 2004. The effects of the Medicare and Gentiva contract reductions on the first quarter net revenues are estimated at $3.6 million and $5.0 million, respectively. Apria is experiencing increased pricing pressure from its managed care customers as these organizations seek to lower costs by obtaining more favorable pricing from providers such as Apria. Managed care organizations are also evaluating alternative delivery models for certain products and services which include those provided by Apria. This may result in Apria providing reduced levels of certain products and services in the future, with a corresponding reduction in revenue.

     The growth in revenues was due to volume increases from contracted and traditional sources and the acquisition of complementary businesses. Apria’s acquisition strategy generally results in the rapid integration of acquired businesses into existing operating locations. This limits Apria’s ability to separately track the amount of revenue generated by an acquired business. Estimating the net revenue contribution from acquisitions therefore requires certain assumptions. Based on its analysis, Apria estimates that approximately $11.7 million of the net revenue growth between 2003 and 2004 was derived from acquisitions.

     The following table sets forth a summary of net revenues by service line:

	Three Months Ended March 31,

	2004		2003

(dollars in thousands)	$	%	$	%

Respiratory therapy	$242,386	69.1%	$224,214	66.9%
Infusion therapy	58,688	16.7%	58,803	17.6%
Home medical equipment/other	49,807	14.2%	52,052	15.5%

Total net revenues	$350,881	100.0%	$335,069	100.0%

     Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. The respiratory therapy service line increased by 8.1% in the first quarter of 2004, as compared to the corresponding period in 2003. This growth was primarily driven by volume increases and acquisitions of respiratory therapy businesses. The growth in this service line was reduced by the Medicare reimbursement reduction for respiratory medications and the non-renewal of the Gentiva contract, which historically has been concentrated in this service line.

     Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues decreased slightly in the first quarter of 2004 when compared to the first quarter of 2003. The decline can be attributed to the fact that Apria has stopped accepting new Medicaid patients for certain drugs in certain states. Growth in enteral nutrition revenue continues as the related revenues increased by 8.2% in the first three months of 2004 when compared to the same period last year. The non-renewal of the Gentiva contract had only a negligible impact on infusion therapy. See “Medicare and Medicaid.”

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of patient safety items, ambulatory and patient room equipment. Home medical equipment/other revenues decreased by 4.3% in the first quarter of 2004 versus the first quarter of 2003. The decline is largely attributed to management’s focusing its sales efforts and acquisition strategy on the higher-margin respiratory therapy line, thereby affecting the growth in home medical equipment/other. Further, the rehabilitation product business has in the past been a strong contributor to the growth in the home medical equipment/other line. However, rehabilitation revenues in the first quarter of 2004 were virtually flat with the first quarter of 2003 and considerably lower than the fourth quarter of 2003. This is largely a result of action taken by the Centers for Medicare & Medicaid Services (“CMS”) that required previously-qualified orders for power mobility devices to be rescreened against stricter qualification standards. This process resulted in the delay and cancellation of many orders in the first quarter of 2004. Finally, the Gentiva contract reduction represented just under 1% of the home medical equipment/other revenue decline.

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

     In 2004, approximately 35% of Apria’s revenues are being reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents 10% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues for all periods presented.

     Medicare and Medicaid. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The act includes a number of provisions that will affect Medicare Part B reimbursement policies for items and services provided by Apria, the most significant of which are:

•

Reimbursement reductions for five durable medical equipment categories beginning in 2005 based on the median price paid for such items on behalf of beneficiaries of federal employee health plans. Also, a freeze on annual payment increases for durable medical equipment will be instituted from 2004 through 2008.

•

Reimbursement reduction for inhalation drugs. The previous reimbursement rate of 95% of the average wholesale price has been reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs will shift to average sales price, as defined by the Act, plus 6%.

•

Establishment of a competitive acquisition program. Such a program for as yet unspecified durable medical equipment items and services is to be transitioned into (i) 10 of the largest metropolitan statistical areas in 2007; (ii) 80 of the largest metropolitan statistical areas in 2009; and (iii) additional areas after 2009.

     Apria’s management estimates that the revision to inhalation drug reimbursement will result in a revenue reduction from 2003 levels of approximately $14 million in 2004. Until regulations are issued that specify the timing and amount of the reimbursement reductions scheduled for 2005, Apria cannot be certain of their impact to net revenues. Based on its initial interpretation of the Act, management previously estimated that the combined impact to revenues in 2005 from the inhalation drug and durable medical equipment reimbursement reductions would be approximately $86 million. However, as regulators work through the implementation and timing issues with industry representatives, it is apparent there is the potential for significant variations to what was originally anticipated, making the ultimate outcome less clear. Therefore management is currently unable to update its preliminary estimate of the impact of the inhalation drug and durable medical equipment reductions with any degree of accuracy or reliability. If the 2005 inhalation drug reductions are implemented as originally interpreted and estimated, the untenable nature of such a reimbursement model would cause Apria to begin transitioning out of this product line late in the fourth quarter of 2004. The company has developed a contingency plan that includes a proper notice period for existing Medicare patients and physician referral sources. The impact of the competitive acquisition program scheduled to commence in 2007 cannot be estimated at this time.

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

     Contractual Arrangements with Hospitals. Last year, CMS officials initiated actions to revoke the Medicare supplier numbers of a variety of durable medical equipment suppliers, including a number of Apria’s current hospital customers. Under contractual arrangements, Apria provides home healthcare products and services to hospitals on a wholesale basis to service the hospitals’ discharged patients. Apria bills the hospitals for all such products and services and the hospitals, in turn, bill patients and third party payors, including Medicare. In order for a hospital to bill Medicare for these home healthcare products and services, it must have a Medicare supplier number.

     In its revocation notices to Apria’s hospital customers, CMS asserted that these contractual arrangements do not comply with certain Medicare regulations promulgating “supplier standards,” adherence to which is required as a condition of having a supplier number. The primary areas of alleged noncompliance cited by CMS appear to be based on the government’s view that the supplier standards require a supplier to perform directly through its own employees some types of services that the hospitals have contracted to have Apria perform.

     Apria believes its arrangements with hospitals have been consistent with all applicable regulations and that CMS’ threatened revocation of the hospitals’ supplier numbers was and remains inappropriate. However, Apria and certain of the hospitals have engaged CMS in discussions regarding the hospitals’ retaining their Medicare supplier numbers, the hospitals’

modifying their contractual arrangements with Apria so as to satisfy CMS’ interpretation of the regulations, and CMS’ allowance of adequate time to implement the modifications. As a result of those discussions, CMS has recently approved revised arrangements that are in the process of being implemented. CMS’ review of the hospitals’ implementation of the new arrangements is ongoing. Some of Apria’s hospital customers have chosen to surrender their supplier numbers and exit the durable medical equipment business in lieu of entering into the revised arrangements. The potential decrease in Apria’s future revenues, if any, from these alternative arrangements and terminations is uncertain at this time.

     Gross Profit. Gross margins were 71.8% and 72.5% for the first quarter of 2004 and 2003, respectively. The decline is primarily due to the Medicare reimbursement reduction, the effects of the non-renewal of the Gentiva contract, and managed care revenue pricing pressures. The effect of these factors has been mitigated by reduced product pricing negotiated from the company’s suppliers.

     Provision for Doubtful Accounts. The provision for doubtful accounts results from management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. The provision was 3.8% of net revenues for both the first quarter of 2004 and the first quarter of 2003. The provision is generally higher in the first quarter than it is for the rest of the year due to delays in cash collections resulting from insurance plan deductible requirements and payor changes as new enrollment periods commence. See “Liquidity and Capital Resources – Accounts Receivable.”

     Selling, Distribution and Administrative. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue patterns. Certain expenses, such as facility lease and fuel costs, are very sensitive to market-driven price fluctuations. Administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not vary as closely with revenue growth as do the operating costs. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 53.4% in the first quarter of 2004, down from 54.0% in the first quarter of 2003. The decrease is due to controls placed on labor expenses and management’s focus on productivity.

     Amortization of Intangible Assets. Amortization of intangible assets for the first quarter of 2004 was $1.3 million compared to $696,000 in the first quarter of 2003. The increase is due to the continued and increased acquisition activity in 2003 and the application of EITF No. 02-17, which requires the valuation of certain customer relationships acquired in business combinations. See “Liquidity and Capital Resources – Business Combinations.”

     Interest Expense. Interest expense was $5.0 million for the first quarter of 2004, up from $3.5 million in the first quarter of 2003. The increase in the first quarter of 2004 is due to interest incurred on the $250 million convertible notes issued in August 2003. When comparing the first quarters of 2004 and 2003, the interest increase was partially offset by interest reductions resulting from a decrease in borrowings under the credit agreement as the company makes its scheduled payments and by the expiration of two interest rate swap agreements that had fixed interest on a portion of Apria’s debt at higher rates. See “Liquidity and Capital Resources – Long-term Debt.”

     Income Taxes. Income taxes for the three months ended March 31, 2004 and 2003 have been provided at the effective tax rates expected to be applicable for the respective year.

     At March 31, 2004, Apria had federal net operating loss carryforwards of $12.1 million, the utilization of which is limited to $5.0 million per year under Internal Revenue Code section 382. Apria expects to utilize $5.0 million of these net operating loss carryforwards in 2004. The remaining portion of the federal net operating loss carryforwards will expire unused at the end of 2004. The company also has various state net operating loss carryforwards. Apria utilized its remaining alternative minimum tax credit carryforward of $6,149,000 in 2003.

Liquidity and Capital Resources

     Apria’s principal source of liquidity is its operating cash flow, which is supplemented by a $100 million revolving credit facility. Apria’s ability to generate operating cash flows in excess of its operating needs has afforded it the ability, among other things, to pursue its acquisition strategy and fund patient service equipment expenditures to support revenue growth. Management believes that its operating cash flow and revolving credit line will continue to be sufficient to fund its operations and growth strategies. However, sustaining current cash flow levels is dependent on many factors, some of which are not within Apria’s control, such as government reimbursement levels and the financial health of its payors.

     Cash Flow. Cash provided by operating activities was $65.7 million in the first three months of 2004 compared with $58.5 million in the corresponding period in 2003. Net income from sources not requiring cash improved between the first quarters of 2004 and 2003. Also, the increase in accounts receivable was lower in 2004 than in 2003. Fluctuations in the timing of accruals and related payments also were favorable when comparing the two periods. These items, when combined, offset the increase in tax payments of $8.5 million between the first quarters of 2004 and 2003. Apria will continue to make significant income tax payments as the company has utilized the majority of its net operating loss carryforwards.

     Cash used in investing activities increased to $67.0 million for the first three months of 2004 compared to $61.4 million during the same period last year. The increase reflects higher acquisition activity in 2004, which was partially offset by a decrease in patient service equipment expenditures.

     Cash used in financing activities was $54.0 million during the first three months of 2004 compared to $3.8 million for the first three months of 2003. The main reason for the increase is due to the common stock repurchase of $50.0 million through an accelerated repurchase program. See “Treasury Stock.”

     Contractual Cash Obligations. The following table summarizes Apria’s long term cash payment obligations to which the company is contractually bound. The years presented below represent 12-month rolling periods ending March 31.

(dollars in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6+	Totals

Term loans	$27	$29	$16	$83	$82	$-	$237
Convertible senior notes	-	-	-	-	-	250	250
Capital lease obligations	3	2	-	-	-	-	5
Other long-term debt	1	-	-	-	-	-	1
Operating leases	58	52	40	25	13	17	205
Deferred acquisition payments	12	-	-	-	-	-	12

Total contractual cash obligations	$101	$83	$56	$108	$95	$267	$710

The holders of the convertible senior notes will first have the option to require Apria to repurchase all or a portion of their notes in September 2008.

     Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $242.5 million at March 31, 2004 from $234.9 million at December 31, 2003, which is primarily attributable to the increase in revenues. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 53 at March 31, 2004 and 2003 and 51 at December 31, 2003.

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

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $36.4 million and $33.9 million at March 31, 2004 and 2003, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility. The increase in 2004 from the end of the first quarter of 2003 is largely due to acquisitions effected during 2003 and in the first quarter of 2004. The time-consuming processes of converting patient files onto Apria’s systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business.

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

     Long-Term Debt. At March 31, 2004, total borrowings under Apria’s credit agreement were $237.6 million, outstanding letters of credit totaled $3.9 million and credit available under the revolving facility was $96.1 million. The company continues to be in compliance with all of the financial covenants required by the credit agreement.

     Hedging Activities. Apria is exposed to interest rate fluctuations on its underlying variable rate long-term debt. Apria’s policy for managing interest rate risk is to evaluate and monitor all available relevant information, including but not limited to, the structure of its interest-bearing assets and liabilities, historical interest rate trends and interest rate forecasts published by major financial institutions. The tools Apria may utilize to moderate its exposure to fluctuations in the relevant interest rate indices include, but are not limited to: (i) strategic determination of repricing periods and related principal amounts, and (ii) derivative financial instruments such as interest rate swap agreements, caps or collars. Apria does not use derivative financial instruments for trading or other speculative purposes.

     Apria has four interest rate swap agreements to fix its variable rate debt. The terms of such agreements, which were executed in December 2002, are as follows: two two-year agreements with an aggregate notional amount of $50 million and a fixed rate of 2.43%; a three-year agreement with a notional amount of $25 million and a fixed rate of 3.04%; and a four-year agreement with a notional amount of $25 million and a fixed rate of 3.42%. Apria also had two swap agreements with an aggregate notional amount of $100 million and a fixed rate of 2.58% that expired on March 31, 2003. All rates are stated before application of the interest margins specified in the credit agreement.

     The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. During the first three months of 2004 and 2003, Apria paid net settlement amounts of $422,000 and $653,000, respectively. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income. At March 31, 2004, the aggregate fair value of the swap agreements was a liability of $1.8 million. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the various swap agreements are nationally-recognized financial institutions with strong credit ratings.

     Treasury Stock. In October 2003, Apria’s Board of Directors authorized up to $100 million in common stock repurchases through 2004. On January 16, 2004, Apria prepaid $50 million to repurchase 1,730,703 shares of its common stock at a strike price of $28.89 through an accelerated share repurchase program. The related contract, which has a scheduled settlement date of June 16, 2004, provides for cash or net share settlement at Apria’s election. At March 31, 2004, 1,603,900 shares had been purchased on the open market for a total cost, including fees, of $49.2 million. Management estimated the cost to fulfill the share repurchase contract would exceed the original prepayment by approximately $3.0 million, which was recorded as a liability at March 31, 2004. The repurchase of the remaining shares required by the contract was completed on April 28, 2004 for a total cost of $53.0 million.

     All repurchased shares are being held in treasury.

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

     The aggregate consideration for acquisitions that closed during the first three months of 2004 was $42.4 million. Pending receipt of additional valuation information, the preliminary allocation of this amount includes $34.9 million to goodwill, $3.1 million to other intangible assets and $3.2 million to patient service equipment. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $34.6 million and $23.1 million in the first three months of 2004 and 2003, respectively.

     The success of Apria’s acquisition strategy is directly dependent on Apria’s ability to maintain and/or generate sufficient liquidity to fund such acquisitions and on the company’s ability to integrate the acquired operations successfully.

     HIPAA.  The Health Insurance Portability and Accountability Act of 1996 is comprised of a number of components. Pursuant to the administrative simplification section of HIPAA, HHS has issued three sets of regulations, each with its own compliance date. Regulations under HIPAA that may have a material effect on Apria govern the following:

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

     Apria has been exchanging information and having discussions with government representatives in an attempt to explore whether it will be possible to resolve this matter on a basis that would be considered fair and reasonable by all parties. Apria cannot provide any assurances as to the outcome of these discussions, however, or as to the outcome of the qui tam litigation in the absence of a settlement. Management cannot estimate the possible loss or range of loss that may result from these proceedings and, therefore, has not recorded any related accruals.

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

Off-Balance Sheet Arrangements

     Apria is not a party to off-balance sheet arrangements as defined by the Securities and Exchange Commission. However, from time to time the company enters into certain types of contracts that contingently require the company to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain asset purchase agreements, under which the company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which the company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the company’s use of the applicable premises; and (iii) certain agreements with the company’s officers, directors and employees, under which the company may be required to indemnify such persons for liabilities arising out of their employment relationship.

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

     At March 31, 2004, Apria’s term loan borrowings totaled $237.6 million. The bank credit agreement governing the term loans provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or the London Interbank Offered Rate. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At March 31, 2004, all of Apria’s outstanding term debt was tied to LIBOR.

     At March 31, 2004, Apria had four interest rate swap agreements with a total notional amount of $100 million to pay fixed rates ranging from 2.43% to 3.42% (before application of interest margin). The terms of these agreements range from two to four years. Also, Apria had two interest rate swap agreements with a total notional amount of $100 million to pay a fixed rate of 2.58% (before application of interest margin) that expired March 31, 2003.

     Based on the term debt outstanding and the swap agreements in place at March 31, 2004, a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $1.4 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”

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

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
                    EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d)Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 2004	121,500	$30.24	121,500	$96,325,527
February 2004	605,200	$30.67	605,200	$77,761,155
March 2004	877,200	$30.75	877,200	$50,791,399

Total	1,603,900	$30.68	1,603,900

     In October 2003, Apria’s Board of Directors authorized up to $100 million in common stock repurchases through 2004. On January 16, 2004, Apria prepaid $50 million to repurchase 1,730,703 shares of its common stock through an accelerated share repurchase program. The related contract, which has a scheduled settlement date of June 16, 2004, provides for cash or net share settlement at Apria’s election. At March 31, 2004, 1,603,900 shares had been purchased on the open market for a total cost, including fees, of $49.2 million. The repurchase of the remaining shares required by the contract was completed and settled in cash on April 28, 2004 for a total cost of $53.0 million.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                    Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    Not applicable.

ITEM 5.    OTHER INFORMATION

                    Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	Exhibit Number 10.1	Reference Prepaid Forward Commitment to Repurchase Shares of Apria Common Stock, dated January 16, 2004, between Registrant and Credit Suisse First Boston Capital LLC.
	10.2	Settlement Agreement Related to the Repurchase of Apria Common Stock, dated January 16, 2004, between Registrant and Credit Suisse First Boston Capital LLC.
	31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
	31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(b)

Report on Form 8-K:

Apria furnished a Current Report on Form 8-K on February 18, 2004 pursuant to Items 7 and 12 to report the issuance of a press release announcing its financial results for the quarter ended December 31, 2003 and to set a record date of its Annual Meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC. Registrant
May 10, 2004	/s/ AMIN I. KHALIFA Amin I. Khalifa Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)