Form 10-Q
period 2004-06-30
APRIA HEALTHCARE GROUP INC
filed 2004-08-06
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

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

As of July 26, 2004, there were outstanding 49,972,113 shares of the Registrant's common stock, par value $.001, which is the only class of common stock of the Registrant (not including 7,940,259 shares held in treasury).

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

For the period ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
     •  Condensed Consolidated Balance Sheets
     •  Condensed Consolidated Income Statements
     •  Condensed Consolidated Statements of Cash Flows
• Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (unaudited)

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(dollars in thousands)	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,006	$160,553
Accounts receivable, less allowance for doubtful accounts of $40,781
and $38,531 at June 30, 2004 and December 31, 2003, respectively	213,736	196,413
Inventories, net	34,740	29,089
Deferred income taxes	27,990	27,108
Prepaid expenses and other current assets	14,031	16,172

TOTAL CURRENT ASSETS	348,503	429,335

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $404,062
and $392,297 at June 30, 2004 and December 31, 2003, respectively	229,656	209,551
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net	49,637	50,192
DEFERRED INCOME TAXES	1,558	1,690
GOODWILL	420,292	330,532
INTANGIBLE ASSETS, less accumulated amortization of $7,557 and $7,294 at June 30, 2004 and December 31, 2003, respectively	9,838	7,356
DEFERRED DEBT ISSUANCE COSTS, net	8,106	9,339
OTHER ASSETS	5,745	5,440

	$1,073,335	$1,043,435

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$64,556	$56,735
Accrued payroll and related taxes and benefits	39,125	43,312
Accrued insurance	8,892	9,854
Income taxes payable	20,157	13,310
Other accrued liabilities	39,269	35,363
Current portion of long-term debt	31,177	31,522

TOTAL CURRENT LIABILITIES	203,176	190,096

LONG-TERM DEBT, exclusive of current portion	454,348	469,241
DEFERRED INCOME TAXES	25,130	15,986
OTHER NON-CURRENT LIABILITIES	4,636	2,164
COMMITMENTS AND CONTINGENCIES (Note G)

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
57,899,040 and 57,317,094 shares issued at June 30, 2004 and
December 31, 2003, respectively; 49,958,781 and 51,107,538
outstanding at June 30, 2004 and December 31, 2003, respectively	58	57
Additional paid-in capital	429,725	414,220
Treasury stock, at cost; 7,940,259 and 6,209,556 shares at June 30, 2004
and December 31, 2003, respectively	(207,465)	(154,432)
Retained earnings	163,939	107,033
Accumulated other comprehensive loss	(212)	(930)

	386,045	365,948

	$1,073,335	$1,043,435

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in thousands, except per share data)	2004	2003	2004	2003

Net revenues	$359,562	$343,284	$710,443	$678,353
Costs and expenses:
Cost of net revenues:
Product and supply costs	64,625	59,844	129,843	121,310
Patient service equipment depreciation	30,352	28,489	59,867	55,584
Nursing services	216	192	441	407
Other	3,727	3,315	7,690	6,700

TOTAL COST OF NET REVENUES	98,920	91,840	197,841	184,001

Provision for doubtful accounts	12,811	12,915	26,280	25,716
Selling, distribution and administrative	194,537	187,515	381,877	368,487
Amortization of intangible assets	1,509	715	2,785	1,411

TOTAL COSTS AND EXPENSES	307,777	292,985	608,783	579,615

OPERATING INCOME	51,785	50,299	101,660	98,738
Interest expense, net	4,954	2,860	9,909	6,341

INCOME BEFORE TAXES	46,831	47,439	91,751	92,397
Income tax expense	17,772	18,027	34,845	35,159

NET INCOME	$29,059	$29,412	$56,906	$57,238

Basic net income per common share	$0.58	$0.54	$1.14	$1.04

Diluted net income per common share	$0.57	$0.53	$1.12	$1.03

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

(dollars in thousands)	2004	2003

OPERATING ACTIVITIES
Net income	$56,906	$57,238
Items included in net income not requiring (providing) cash:
Provision for doubtful accounts	26,280	25,716
Depreciation and amortization	73,261	67,405
Amortization of deferred debt issuance costs	1,271	609
Deferred income taxes	10,128	10,402
Stock-based compensation and other	2,138	(183)
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(42,804)	(37,007)
Inventories, net	(3,992)	(1,650)
Prepaid expenses and other assets	2,925	1,512
Accounts payable, exclusive of outstanding checks	12,174	(2,388)
Accrued payroll and related taxes and benefits	(4,187)	(1,178)
Income taxes payable	6,411	18,902
Accrued expenses	(2,713)	(3,788)

NET CASH PROVIDED BY OPERATING ACTIVITIES	137,798	135,590
INVESTING ACTIVITIES
Purchases of patient service equipment and property,
equipment and improvements, exclusive of effects of acquisitions	(77,801)	(81,072)
Proceeds from disposition of assets	79	349
Cash paid for acquisitions, including payments of deferred consideration	(100,052)	(42,522)

NET CASH USED IN INVESTING ACTIVITIES	(177,774)	(123,245)
FINANCING ACTIVITIES
Proceeds from revolving credit facilities	-	15,700
Payments on revolving credit facilities	-	(15,700)
Payments on term loans	(12,875)	(6,437)
Payments on other long-term debt	(3,892)	(1,301)
Outstanding checks included in accounts payable and other	(4,390)	(4,206)
Repurchases of common stock	(53,033)	(7,046)
Issuances of common stock	11,619	4,695

NET CASH USED IN FINANCING ACTIVITIES	(62,571)	(14,295)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(102,547)	(1,950)
Cash and cash equivalents at beginning of period	160,553	26,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,006	$24,433

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 37% of the company’s revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represents 10% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues.

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

Recent Accounting Pronouncements: In October 2002, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued EITF No. 02-17, which addresses issues raised in the interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” and the identification and valuation of intangible assets. EITF No. 02-17 provides guidance on determining when, as a result of a business combination, a customer-related intangible asset exists that should be separately valued from goodwill. EITF No. 02-17 is effective for business combinations consummated and goodwill impairment tests performed after October 25, 2002. Adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

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

Stock-based Compensation: The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Apria has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” For the six-month period ended June 30, 2004, net income reflects compensation expense for restricted stock awards and restricted stock purchase rights accounted for in accordance with APB No. 25. Had compensation expense for all of the company’s stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS No. 123, Apria’s net income and per share amounts would have been adjusted to the pro forma amounts indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share data)	2004	2003	2004	2003

Net income as reported	$29,059	$29,412	$56,906	$57,238
Add: stock-based compensation expense included in reported net income, net of related tax effects	655	-	1,334	-
Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	2,961	2,059	5,367	4,102

Pro forma net income	$26,753	$27,353	$52,873	$53,136

Basic net income per share:
As reported	$0.58	$0.54	$1.14	$1.04
Pro forma	$0.54	$0.50	$1.06	$0.97

Diluted income per share:
As reported	$0.57	$0.53	$1.12	$1.03
Pro forma	$0.53	$0.49	$1.04	$0.96

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the six-month periods ended June 30, 2004 and 2003: risk-free interest rates of 3.02% and 2.75%, respectively; dividend yield of 0% for all periods; expected lives of 4.83 and 4.34 years, respectively; and volatility of 47% and 58%, respectively.

NOTE B – BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying consolidated income statements from the dates of acquisition. During the six-month period ended June 30, 2004, cash paid for acquisitions was $100,052,000, which included deferred payments of $3,113,000 that were related to prior year acquisitions. At June 30, 2004, accrued consideration payable totaled $13,374,000 and is included on the consolidated balance sheet in other accrued liabilities.

During the six-month period ended June 30, 2004, Apria acquired 21 companies comprised largely of home respiratory therapy businesses. Pending receipt of additional valuation information, amounts preliminarily allocated to goodwill, other intangible assets and patient service equipment were $90,037,000, $5,266,000 and $9,546,000, respectively. This allocation is inclusive of amounts not yet paid.

The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during the six-month period ended June 30, 2004, as if the acquisitions had occurred at the beginning of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Six Months Ended June 30,

(dollars in thousands, except per share data)	2004	2003

Net revenues	$745,580	$727,261
Net income	$60,429	$60,247

Basic net income per common share	$1.21	$1.10
Diluted net income per common share	$1.19	$1.09

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

For the six months ended June 30, 2004, the net change in the carrying amount of goodwill of $89,760,000 is the result of business combinations. Substantially all of the goodwill recorded in conjunction with business combinations completed during the periods presented is expected to be deductible for tax purposes.

Intangible assets, all of which are subject to amortization, consist of the following:

(dollars in thousands)		June 30, 2004			December 31, 2003

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	4.8	$12,913	$(5,271)	$7,642	$11,244	$(5,508)	$5,736
Tradename	2.0	2,619	(1,675)	944	2,067	(938)	1,129
Customer lists	0.6	1,863	(611)	1,252	1,339	(848)	491

		$17,395	$(7,557)	$9,838	$14,650	$(7,294)	$7,356

Amortization expense was $2,785,000 for the six-month period ended June 30, 2004. Estimated amortization expense for the current year and each of the next five fiscal years ending December 31, is presented below:

Year Ending December 31,	(dollars in thousands)

2004	$ 5,640
2005	2,666
2006	1,818
2007	1,382
2008	925
2009	192

NOTE D – LONG-TERM DEBT

At June 30, 2004, there were no borrowings under the $100,000,000 revolving credit facility, outstanding letters of credit totaled $3,855,000, credit available under the revolving facility was $96,145,000, and Apria was in compliance with all of the financial covenants required by the credit agreement. The final maturity date for the revolving credit facility is July 2006.

Hedging Activities: Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. Apria has four interest rate swap agreements with a total notional amount of $100,000,000 that fix an equivalent amount of its variable rate debt at rates ranging from 2.43% to 3.42% (before applicable margin). The terms of the swap agreements range from two to four years. The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the six-month periods ended June 30, 2004 and 2003, Apria paid net settlement amounts of $857,000 and $1,042,000, respectively. At June 30, 2004, the aggregate fair value of the swap agreements was a liability of $341,000 and is reflected in the accompanying consolidated balance sheet in other accrued liabilities. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive loss (See Note E – “Stockholders’ Equity”). Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance.

NOTE E – STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2004, changes to stockholders’ equity are comprised of the following amounts:

(dollars in thousands)

Net income	$56,906
Proceeds from the exercise of stock options	11,619
Tax benefit related to the exercise of stock options	1,734
Compensatory stock options and awards granted	2,153
Other comprehensive gain, net of taxes	718
Repurchases of common stock	(53,033)

$20,097

For the six months ended June 30, 2004 and 2003, net income and comprehensive income differed by unrealized gains (losses) related to interest rate swap agreements, net of taxes, in the amount of $718,000 and $(479,000), respectively.

On January 16, 2004, Apria prepaid $50,000,000 to repurchase 1,730,703 shares of its common stock at a strike price of $28.89 through an accelerated share repurchase program. The related contract, which had a scheduled settlement date of June 16, 2004, provided for cash or net share settlement at Apria’s election. The repurchase of the shares required by the contract was completed on April 28, 2004 and the share price differential was settled in cash on June 7, 2004 for a total cost of $53,033,000. Subject to market conditions, the company plans to repurchase additional shares worth up to $47,000,000 during the second half of 2004.

All repurchased shares are being held in treasury.

NOTE F – INCOME TAXES

Income taxes for the six-month periods ended June 30, 2004 and 2003 have been provided at the effective tax rates expected to be applicable for the respective year.

At June 30, 2004, Apria had federal net operating loss carryforwards of $12,123,000, the utilization of which is limited to $5,017,000 per year under Internal Revenue Code section 382. Apria expects to utilize $5,017,000 of these net operating loss carryforwards in 2004. The remaining portion of the federal net operating loss carryforwards will expire unused at the end of 2004. The company also has various state net operating loss carryforwards. Apria utilized its remaining alternative minimum tax credit carryforward of $6,149,000 in 2003.

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

NOTE H – PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share data)	2004	2003	2004	2003

Numerator:
Net income	$29,059	$29,412	$56,906	$57,238
Numerator for basic and diluted per share amounts -
income available to common stockholders	$29,059	$29,412	$56,906	$57,238

Denominator:
Denominator for basic per share
amounts - weighted average shares	49,908	54,942	49,901	54,937

Effect of dilutive securities:
Employee stock options -
dilutive potential common shares	767	511	857	486

Denominator for diluted per share amounts -
adjusted weighted average shares	50,675	55,453	50,758	55,423

Basic net income per common share	$0.58	$0.54	$1.14	$1.04

Diluted net income per common share	$0.57	$0.53	$1.12	$1.03

Employee stock options excluded from the
computation of diluted per share amounts:

Shares for which exercise price exceeds
average market price of common stock	885	2,060	880	2,280

Average exercise price per share that exceeds
average market price of common stock	$30.40	$25.37	$30.40	$25.20

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995: Apria’s business is subject to a number of risks which are partly or entirely beyond the company’s control. The company has described certain of those risks in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004. This report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Key factors that may have an impact on Apria include the following:

•	trends and developments affecting the collectibility of accounts receivable;
•	government legislative and budget developments that could continue to affect reimbursement levels;
•	the ongoing government investigation regarding patients covered by Medicare and other federal programs;
•	the effectiveness of the Apria's operating systems and controls;
•	healthcare reform and the effect of federal and state healthcare regulations;
•	pricing pressures from large payors;
•	the successful implementation of the company's acquisition strategy and integration of acquired businesses; and
•	other factors described in Apria's filings with the Securities and Exchange Commission.

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

ITEM 2.     MANAGEMENT ’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS

     Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home throughout the United States through approximately 455 branch locations.

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

     Recent Accounting Pronouncements. In October 2002, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued EITF No. 02-17, which addresses issues raised in the interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” and the identification and valuation of intangible assets. EITF No. 02-17 provides guidance on determining when, as a result of a business combination, a customer-related intangible asset exists that should be separately valued from goodwill. EITF No. 02-17 is effective for business combinations consummated and goodwill impairment tests performed after October 25, 2002. Adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

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

Results of Operations

     Net Revenues. Net revenues were $359.6 million in the second quarter of 2004, compared to $343.3 million for the corresponding period in 2003, representing an increase of 4.7%. For the six-month period ended June 30, 2004, net revenues were $710.4 million, also up 4.7% from last year. The revenue growth was affected by the Medicare reimbursement reduction for respiratory medications, effective January 1, 2004, and a decline in revenues as Apria transitioned out of the Gentiva CareCentrix Inc. contract, which management chose not to renew for 2004. The effects of the Medicare reductions were $3.7 million and $7.3 million for the three and six months ended June 30, 2004, respectively. Additionally, the effects of the Gentiva contract reductions were $13.9 million and $19.1 million for the three and six-month periods, respectively. Further, Apria is experiencing increased pricing pressure from its managed care customers as these organizations seek to lower costs by obtaining more favorable pricing from providers such as Apria. Managed care organizations are also evaluating alternative delivery models for certain products and services which include those provided by Apria. This may result in Apria providing reduced levels of certain products and services in the future, with a corresponding reduction in revenue.

     Despite the adverse effects noted above, revenue growth resulted from volume increases and the acquisition of complementary businesses. Apria’s acquisition strategy generally results in the rapid integration of acquired businesses into existing operating locations. This limits Apria’s ability to separately track the amount of revenue generated by an acquired business. Estimating the net revenue contribution from acquisitions therefore requires certain assumptions. Based on its analysis, Apria estimates that approximately $32 million of the net revenue growth between the six-month periods in 2003 and 2004 was derived from acquisitions.

     The following table sets forth a summary of net revenues by service line:

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2003		2004		2003

(dollars in thousands)	$	%	$	%	$	%	$	%

Respiratory therapy	$246,691	68.6%	$231,054	67.3%	$489,077	68.8%	$455,268	67.1%
Infusion therapy	60,424	16.8%	61,031	17.8%	119,112	16.8%	119,834	17.7%
Home medical equipment/other	52,447	14.6%	51,199	14.9%	102,254	14.4%	103,251	15.2%

Total net revenues	$359,562	100.0%	$343,284	100.0%	$710,443	100.0%	$678,353	100.0%

     Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. The respiratory therapy service line increased by 6.8% in the second quarter of 2004 and 7.4% year-to-date, as compared to the corresponding periods in 2003. This growth was primarily driven by volume increases and acquisitions of respiratory therapy businesses. The Medicare reimbursement reduction for respiratory medications caused a decline of 1.6% in the revenue growth rate for the first six months of 2004. The growth in this service line was also reduced by the non-renewal of the Gentiva contract, which represented 3.5% of prior year respiratory revenues.

     Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues decreased slightly in the second quarter and six-month period of 2004, when compared to the same periods in 2003. The decline can be attributed to the fact that Apria has stopped accepting new Medicaid patients for certain drugs in certain states where reimbursement rates have been reduced. Growth in the enteral nutrition line continues as the related revenues increased by 6.4% and 7.3% in the second quarter and six-month period of 2004, respectively, when compared to the same periods last year. The non-renewal of the Gentiva contract had only a negligible impact on infusion therapy. See “Medicare and Medicaid.”

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of patient safety items, ambulatory and patient room equipment. Home medical equipment/other revenues increased by 2.4% in the second quarter of 2004 versus the second quarter of 2003, but declined by 1.0% when comparing the six-month periods. Management’s focus of its sales efforts and acquisition strategy on the higher-margin respiratory therapy line has affected the growth in home medical equipment/other. The non-renewal of the Gentiva contract resulted in a reduction that equaled 2.6% of prior year home medical equipment/other revenues. Rehabilitation revenue growth in 2004 has been considerably lower than in 2003, largely as a result of action taken by the Centers for Medicare & Medicaid Services (“CMS”) that required previously-qualified orders for power mobility devices to be re-screened against stricter qualification standards. This process resulted in the delay and cancellation of many orders in the first half of 2004, particularly in the first quarter. The rehabilitation product business has in the past been a strong contributor to the growth in the home medical equipment/other line. Further, diabetic supplies, historically a very small percentage of the home medical equipment line, grew significantly in the second quarter of 2004. This growth is directly attributable to the recent acquisition of a company that entered the diabetic supply market just prior to being acquired.

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

     In 2004, approximately 37% of Apria’s revenues are being reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents 10% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues for all periods presented.

        Medicare and Medicaid. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The Act includes a number of provisions that are affecting Medicare Part B reimbursement policies for items and services provided by Apria, the most significant of which are:

•

Reimbursement reductions for five durable medical equipment categories. Reductions begin in 2005 based on the median price paid for such items on behalf of beneficiaries of federal employee health plans. Also, a freeze on annual payment increases for durable medical equipment has been instituted from 2004 through 2008.

•

Reimbursement reduction for inhalation drugs. The previous reimbursement rate of 95% of the average wholesale price has been reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs will be further reduced through a shift to average sales price ("ASP"), as defined by the Act, plus 6%.

•

Establishment of a competitive acquisition program under which Medicare would require that suppliers wishing to provide certain items to beneficiaries submit bids to Medicare. Such a program for as yet unspecified durable medical equipment items and services is to be transitioned into (i) 10 of the largest metropolitan statistical areas in 2007; (ii) 80 of the largest metropolitan statistical areas in 2009; and (iii) additional areas after 2009.

     Apria’s management estimates that the revision to inhalation drug reimbursement in 2004 will result in a revenue reduction from 2003 levels of approximately $14 million. And, based on its initial interpretation of the Act, management previously estimated that the combined impact to revenues in 2005 from the inhalation drug and durable medical equipment reimbursement reductions would be approximately $86 million. However, as regulators work through the implementation and timing issues with industry representatives, it is apparent there is the potential for significant variations to what was originally anticipated, making the ultimate outcome less clear. Therefore, management is currently unable to update its preliminary estimate of the impact of the inhalation drug and durable medical equipment reductions with any degree of accuracy or reliability. In addition, the impact of the competitive acquisition program scheduled to commence in 2007 cannot be estimated at this time.

     On July 27, 2004, CMS issued its Notice of Proposed Rulemaking concerning the proposed physician fee schedule for 2005. The fee schedule includes the projected ASP for certain of the respiratory medications that Apria provides most commonly. CMS has acknowledged that the ASP, along with the 6% add-on payment, is not sufficient to cover shipping, handling, compounding and other pharmacy activities and indicated that patient access may be adversely affected. Consequently, CMS is proposing to establish a separate dispensing fee. CMS is seeking cost data in order to establish an appropriate fee level, but they further indicated that such a fee must be set in the context of potential cost savings for providers that are expected to result from other provisions in the proposed rule. The proposal includes a switch to a 90-day delivery schedule, as opposed to the current 30-day requirement, and reduced administrative/documentation requirements.

     As the regulators address the remaining open issues, Apria management is reviewing its current business model with respect to respiratory medications and will consider modifications to respond to the lower reimbursement level and possible changes to the administrative requirements. Should the amount ultimately determined by CMS for the dispensing fee be insufficient to cover non-drug costs, Apria will begin transitioning out of this product line, for Medicare patients only, in the fourth quarter of 2004. The company has developed a contingency plan that includes a proper notice period for existing Medicare patients and physician referral sources.

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

     Apria believes its arrangements with hospitals have been consistent with all applicable regulations and that CMS’ proposed revocation of the hospitals’ supplier numbers was and remains inappropriate. Nevertheless, Apria engaged CMS in discussions regarding the application of the supplier standards to Apria’s arrangements with hospitals, which resulted in further clarification and guidance from CMS as to the terms of permissible arrangements. Based on this further guidance and corresponding modifications to Apria’s arrangements, CMS has approved the continued participation of most of the hospitals whose supplier numbers had been subject to revocation notices. (Some of Apria’s hospital customers chose to surrender their supplier numbers and exit the durable medical equipment business in lieu of entering into the revised arrangements.) Apria continues to implement these revisions to its arrangements with hospital customers, including those that had not received revocation notices, and does not currently anticipate the need for further discussions with CMS on this subject. The potential decrease in Apria’s future revenues, if any, from these alternative arrangements and terminations is uncertain at this time.

     Gross Profit. Gross margins were 72.5% and 73.2% for the second quarters of 2004 and 2003, respectively. For the six-month periods ended June 30, 2004 and 2003, the margins were 72.2% and 72.9%, respectively. The declines are primarily due to the Medicare reimbursement reduction, the effects of the non-renewal of the Gentiva contract, and managed care revenue pricing pressures. The effect of these factors has been mitigated by reduced product pricing negotiated from the company’s suppliers.

     Provision for Doubtful Accounts. The provision for doubtful accounts results from management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. The provision was 3.6% of net revenues for the second quarter of 2004 and 3.8% for the same period last year. For the year-to-date periods of 2004 and 2003, the provision was 3.7% and 3.8%, respectively. The improvement in 2004 can be partially attributed to an increase in recoveries of previously written off accounts. See “Liquidity and Capital Resources – Accounts Receivable.”

     Selling, Distribution and Administrative. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue patterns. Certain expenses, such as facility lease and fuel costs, are very sensitive to market-driven price fluctuations. Administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not vary as closely with revenue growth as do the operating costs. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 54.1% in the second quarter of 2004, down from 54.6% in the second quarter of 2003. For the six-month period ended June 30, 2004, selling, distribution and administrative expenses were 53.8% compared to 54.3% for the same period last year. The decrease resulted from controls placed on labor expenses and management’s focus on productivity. Management has developed an additional set of productivity initiatives aimed at further reducing costs in anticipation of the 2005 Medicare reimbursement reductions, which are currently in the process of being implemented.

     Amortization of Intangible Assets. For the quarter and six-month periods ended June 30, 2004, amortization expense was $1.5 million and $2.8 million, respectively. This compares to $715,000 and $1.4 million for the corresponding periods in the prior year. The increase is due to the continued and increased acquisition activity and the valuation of certain customer relationships acquired in business combinations. See “Liquidity and Capital Resources – Business Combinations.”

     Interest Expense. Interest expense was $5.0 million for the second quarter of 2004, up from $2.9 million in the second quarter of 2003. For the year-to-date periods in 2004 and 2003, interest expense was $9.9 million and $6.3 million, respectively. The increases are due to interest incurred on the $250 million convertible notes issued in August 2003. The interest increases were partially offset by interest reductions resulting from a decrease in borrowings under the credit agreement as the company makes its scheduled payments and by the expiration of two interest rate swap agreements that had fixed interest at higher rates on a portion of Apria’s debt. See “Liquidity and Capital Resources – Long-term Debt.”

     Income Taxes. Income taxes for the six-month period ended June 30, 2004 and 2003 have been provided at the effective tax rates expected to be applicable for the respective year.

     At June 30, 2004, Apria had federal net operating loss carryforwards of $12.1 million, the utilization of which is limited to $5.0 million per year under Internal Revenue Code section 382. Apria expects to utilize $5.0 million of these net operating loss carryforwards in 2004. The remaining portion of the federal net operating loss carryforwards will expire unused at the end of 2004. The company also has various state net operating loss carryforwards. Apria utilized its remaining alternative minimum tax credit carryforward of $6.1 million in 2003.

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

     Cash Flow. Cash provided by operating activities was $137.8 million in the first six months of 2004 compared with $135.6 million in the corresponding period in 2003. Operating cash flow growth between the periods was reduced by a number of factors, the most significant of which was a $12.5 million increase in income tax payments. Apria will continue to make significant income tax payments as the company has utilized the majority of its net operating loss carryforwards. Also, the aforementioned Medicare reimbursement reduction for respiratory mediations and a larger accounts receivable increase in 2004 served to reduce the operating cash flow improvement between the six-month periods. Fluctuations in the timing of accruals and related payments were favorable when comparing the two six-month periods and helped to offset the increased outflows noted above.

     Cash used in investing activities increased to $177.8 million for the first six months of 2004 compared to $123.2 million during the same period last year. The increase reflects the significantly higher acquisition activity in 2004. Patient service equipment expenditures deceased in 2004 when compared to 2003 due to an increased focus on improved utilization of such equipment.

     Cash used in financing activities was $62.6 million during the first six months of 2004 compared to $14.3 million for the first six months of 2003. The main reason for the increase is due to the common stock repurchase of $53.0 million that was effected through an accelerated share repurchase program. See “Treasury Stock.”

     Contractual Cash Obligations. The following table summarizes Apria’s long term cash payment obligations to which the company is contractually bound. The years presented below represent 12-month rolling periods ending June 30.

(dollars in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6+	Totals

Term loans	$28	$29	$9	$124	$41	$-	$231
Revolving loan/swingline	-	-	-	-	-	-	-
Convertible senior notes	-	-	-	-	-	250	250
Capital lease obligations	3	1	-	-	-	-	4
Operating leases	62	54	39	23	11	15	204
Deferred acquisition payments	13	-	-	-	-	-	13

Total contractual cash obligations	$106	$84	$48	$147	$52	$265	$702

The holders of the convertible senior notes will first have the option to require Apria to repurchase all or a portion of their notes in September 2008.

     Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $254.5 million at June 30, 2004 from $234.9 million at December 31, 2003, which is primarily due to the increase in revenues. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 53 at June 30, 2004, 52 at June 30, 2003 and 50 at December 31, 2003.

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

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $38.2 million and $33.9 million at June 30, 2004 and at December 31, 2003, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility. The increase in 2004, from the end of 2003, is largely due to acquisitions effected during the first half of 2004. The time-consuming processes of converting patient files onto Apria’s systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business.

     Inventories and Patient Service Equipment. Inventories consist primarily of pharmaceuticals and disposable articles used in conjunction with patient service equipment. Patient service equipment consists of respiratory and home medical equipment that is provided to in-home patients for the course of their care plan and subsequently returned to Apria for reuse. Continued revenue growth is directly dependent on Apria’s ability to fund its inventory and patient service equipment requirements. The increases in both accounts between December 31, 2003 and June 30, 2004 reflect purchases to support the increased business levels and additions of patient items recorded in conjunction with the acquisitions that closed in the first half of 2004.

     Long-Term Debt. At June 30, 2004, total borrowings under Apria’s credit agreement were $231.2 million, outstanding letters of credit totaled $3.9 million and credit available under the revolving facility was $96.1 million. The company continues to be in compliance with all of the financial covenants required by the credit agreement.

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

     The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. During the first six months of 2004 and 2003, Apria paid net settlement amounts of $857,000 and $1,042,000, respectively. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income. At June 30, 2004, the aggregate fair value of the swap agreements was a liability of $341,000 million. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the various swap agreements are nationally-recognized financial institutions with strong credit ratings.

     Treasury Stock. On January 16, 2004, Apria prepaid $50 million to repurchase 1,730,703 shares of its common stock at a strike price of $28.89 through an accelerated share repurchase program. The related contract, which had a scheduled settlement date of June 16, 2004, provided for cash or net share settlement at Apria’s election. The repurchase of the shares required by the contract was completed on April 28, 2004 and the share price differential was settled in cash on June 7, 2004 for a total cost of $53 million. Subject to market conditions, the company plans to repurchase additional shares worth up to $4.7 million during the second half of 2004.

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

     The aggregate consideration for acquisitions that closed during the first six months of 2004 was $109.3 million. Pending receipt of additional valuation information, the preliminary allocation of this amount includes $90.0 million to goodwill, $5.3 million to other intangible assets and $9.5 million to patient service equipment. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $100.1 million and $42.5 million in the first six months of 2004 and 2003, respectively.

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
•

electronic security of individually identifiable health information - compliance date: April 21, 2005 - Apria expects to be able to be materially compliant with these regulations by the compliance date;

•

standards for unique national health identifier for healthcare providers for use in connection with standard transactions – compliance date: May 23, 2007 – Apria expects to be able to materially comply with these regulations by the compliance date; and

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

     In mid-October 2003, the panel posted the revised HCPCS list for 2004 on its web site. The panel approved very few new codes. The results of applications submitted in April 2004 are expected in the fall of 2004. The absence of new codes for certain higher-cost respiratory products and services could have an impact on gross profit margins, since the panel only allows one code per certain equipment category, regardless of the actual equipment provided to the patients per a physician’s prescription and/or patient preference. The absence of standardized codes for products or services provided by Apria also may preclude the company from submitting electronic billings to certain payors. Such an outcome would require submitting paper claims, which could ultimately result in delays and difficulties in collecting these claims.

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

     At June 30, 2004, Apria’s term loan borrowings totaled $231.2 million. The bank credit agreement governing the term loans provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or the London Interbank Offered Rate. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At June 30, 2004, all of Apria’s outstanding term debt was tied to LIBOR.

     At June 30, 2004, Apria had four interest rate swap agreements with a total notional amount of $100 million to pay fixed rates ranging from 2.43% to 3.42% (before application of interest margin). The terms of these agreements range from two to four years. Also, Apria had two interest rate swap agreements with a total notional amount of $100 million to pay a fixed rate of 2.58% (before application of interest margin) that expired March 31, 2003.

     Based on the term debt outstanding and the swap agreements in place at June 30, 2004, a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $1.3 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”

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

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
                    EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d)Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through 30, 2004	126,803	$30.16	126,803	$46,967,082
May 1 through 31, 2004	-	-	-	$46,967,082
June 1 through 30, 2004	-	-	-	$46,967,082

Total	126,803	$30.16	126,803

     In October 2003, Apria announced that its Board of Directors authorized up to $100 million worth of common stock repurchases through December 31, 2004. On January 16, 2004, Apria prepaid $50 million to repurchase 1,730,703 shares of its common stock through an accelerated share repurchase program. The related contract, which had a scheduled settlement date of June 16, 2004, provided for cash or net share settlement at Apria’s election. During the first quarter of 2004, 1,603,900 shares had been purchased on the open market. The repurchase of the remaining 126,803 shares required by the contract was effected in April 2004. The share price differential was settled in cash in June 2004. The total cost of the shares repurchased under the accelerated share repurchase program was $53 million, thereby leaving $47 million remaining under the original Board authorization.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

(a) (b) (c)	Annual Meeting of Stockholders of the company on April 21, 2004.

Directors reelected at the Annual Meeting for a term of one year:

Vicente Anido, Jr.
I.T. Corley
David L. Goldsmith
Lawrence M. Higby
Richard H. Koppes
Philip R. Lochner, Jr.
Jeri L. Lose
Beverly Benedict Thomas
Ralh V. Whitworth

Matters Voted Upon at Annual Meeting:

Election of Directors

As of April 21, 2004, the company's Board of Directors consisted of nine members who will serve for one year or until the election and qualification of their successors. The results of the stockholder voting were as follows:

	FOR	WITHHOLD/ ABSTENTIONS	BROKER NON-VOTES
Vicente Anido, Jr. I.T. Corley David L. Goldsmith Lawrence M. Higby Richard H. Koppes Philip R. Lochner, Jr. Jeri L. Lose Beverly Benedict Thomas Ralph V. Whitworth	46,741,040 46,523,680 43,711,150 48,141,664 46,519,205 45,117,581 46,519,205 46,741,040 46,741,040	1,432,403 1,649,763 4,462,293 31,779 1,654,238 3,055,862 1,654,238 1,432,403 1,432,403	- - - - - - - - -

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	Exhibit Number 10.1	Reference Executive Severance Agreement dated April 23, 2004, between Registrant and Amin I. Khalifa.
	10.2	Executive Severance Agreement dated April 23, 2004, between Registrant and John J. McDowell.
	10.3	Executive Severance Agreement dated April 23, 2004, between Registrant and Daniel J. Starck.
	31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
	31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(b)

Reports on Form 8-K:

Apria furnished a Current Report on Form 8-K on April 22, 2004 pursuant to Items 7 and 12 to report the issuance of a press release announcing its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC. Registrant
August 6, 2004	/s/ AMIN I. KHALIFA Amin I. Khalifa Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)