Form 10-Q
period 2004-09-30
APRIA HEALTHCARE GROUP INC
filed 2004-11-09
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

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

As of November 4, 2004, there were outstanding 48,467,309 shares of the Registrant’s common stock, par value $.001, which is the only class of common stock of the Registrant (not including 9,627,659 shares held in treasury).

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

For the period ended September 30, 2004

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

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(dollars in thousands)	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,858	$160,553
Accounts receivable, less allowance for doubtful accounts of $42,761
and $38,531 at September 30, 2004 and December 31, 2003, respectively	223,862	196,413
Inventories, net	33,437	29,089
Deferred income taxes	27,759	27,108
Prepaid expenses and other current assets	24,796	16,172

TOTAL CURRENT ASSETS	348,712	429,335

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $411,266
and $392,297 at September 30, 2004 and December 31, 2003, respectively	229,172	209,551
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net	49,231	50,192
DEFERRED INCOME TAXES	5,059	1,690
GOODWILL	454,222	330,532
INTANGIBLE ASSETS, less accumulated amortization of $7,490 and $7,294 at September 30, 2004 and December 31, 2003, respectively	10,762	7,356
DEFERRED DEBT ISSUANCE COSTS, net	7,487	9,339
OTHER ASSETS	5,946	5,440

	$1,110,591	$1,043,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$60,085	$56,735
Accrued payroll and related taxes and benefits	51,574	43,312
Accrued insurance	8,246	9,854
Income taxes payable	14,991	13,310
Other accrued liabilities	57,680	35,363
Current portion of long-term debt	34,994	31,522

TOTAL CURRENT LIABILITIES	227,570	190,096

LONG-TERM DEBT, exclusive of current portion	466,649	469,241
DEFERRED INCOME TAXES	38,101	15,986
OTHER NON-CURRENT LIABILITIES	4,728	2,164
COMMITMENTS AND CONTINGENCIES (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
58,079,636 and 57,317,094 shares issued at September 30, 2004 and
December 31, 2003, respectively; 48,451,977 and 51,107,538
outstanding at September 30, 2004 and December 31, 2003, respectively	58	57
Additional paid-in capital	434,422	414,220
Treasury stock, at cost; 9,627,659 and 6,209,556 shares at September 30, 2004
and December 31, 2003, respectively	(254,432)	(154,432)
Retained earnings	193,774	107,033
Accumulated other comprehensive loss	(279)	(930)

	373,543	365,948

	$1,110,591	$1,043,435

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(dollars in thousands, except per share data)	2004	2003	2004	2003

Net revenues	$364,569	$346,323	$1,075,012	$1,024,676
Costs and expenses:
Cost of net revenues:
Product and supply costs	67,645	59,707	197,488	181,017
Patient service equipment depreciation	30,497	29,604	90,364	85,188
Nursing services	193	201	634	608
Other	3,641	3,617	11,331	10,317

TOTAL COST OF NET REVENUES	101,976	93,129	299,817	277,130

Provision for doubtful accounts	12,268	12,507	38,548	38,223
Selling, distribution and administrative	200,619	189,748	582,496	558,235
Amortization of intangible assets	1,854	732	4,639	2,143

TOTAL COSTS AND EXPENSES	316,717	296,116	925,500	875,731

OPERATING INCOME	47,852	50,207	149,512	148,945
Interest expense, net	5,210	3,664	15,119	10,005

INCOME BEFORE TAXES	42,642	46,543	134,393	138,940
Income tax expense	12,807	17,686	47,652	52,845

NET INCOME	$29,835	$28,857	$86,741	$86,095

Basic net income per common share	$0.61	$0.55	$1.75	$1.59

Diluted net income per common share	$0.60	$0.54	$1.72	$1.57

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

(dollars in thousands)	2004	2003

OPERATING ACTIVITIES
Net income	$86,741	$86,095
Items included in net income not requiring cash:
Provision for doubtful accounts	38,548	38,223
Depreciation and amortization	110,962	103,074
Amortization of deferred debt issuance costs	1,890	1,073
Deferred income taxes	19,977	17,224
Stock-based compensation and other	2,511	176
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(65,062)	(48,346)
Inventories, net	(2,578)	(1,370)
Prepaid expenses and other assets	(3,398)	(1,920)
Accounts payable, exclusive of outstanding checks	5,039	(6,658)
Accrued payroll and related taxes and benefits	8,262	10,001
Income taxes payable	1,286	6,424
Accrued expenses	(6,384)	(5,319)

NET CASH PROVIDED BY OPERATING ACTIVITIES	197,794	198,677
INVESTING ACTIVITIES
Purchases of patient service equipment and property,
equipment and improvements, exclusive of effects of acquisitions	(111,890)	(116,544)
Proceeds from disposition of assets	159	419
Cash paid for acquisitions, including payments of deferred consideration	(116,121)	(88,791)

NET CASH USED IN INVESTING ACTIVITIES	(227,852)	(204,916)
FINANCING ACTIVITIES
Proceeds from revolving credit facilities	20,000	15,700
Payments on revolving credit facilities	-	(15,700)
Payments on term loans	(19,313)	(12,875)
Proceeds from issuance of convertible senior notes	-	250,000
Payments on other long-term debt	(6,382)	(2,010)
Outstanding checks included in accounts payable and other	(1,689)	(5,785)
Capitalized debt issuance costs	(37)	(6,584)
Repurchases of common stock	(100,000)	(118,471)
Issuances of common stock	15,784	10,094

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(91,637)	114,369

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(121,695)	108,130
Cash and cash equivalents at beginning of period	160,553	26,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,858	$134,513

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 38% of the company’s revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represents 10% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues.

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

Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers, among other things, historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Management also performs focused reviews of certain large and/or slow-paying payors. Due to continuing changes in the healthcare industry and with third-party reimbursement, it is possible that estimates could change in the near term, which could have an impact on operations and cash flows.

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.

Recent Accounting Pronouncements: The Financial Accounting Standards Board (“FASB”) originally issued in January 2003 FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. The interpretation was subsequently revised in December 2003. FIN 46, as revised, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Application of FIN 46 is required for potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of the provisions is required for all other variable interest entities by the end of the first reporting period that ends after March 15, 2004. Adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this statement did not have a material effect on the company’s consolidated financial statements.

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

Stock-based Compensation: The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Apria has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” For the nine-month period ended September 30, 2004, net income reflects compensation expense for restricted stock awards and restricted stock purchase rights accounted for in accordance with APB No. 25. Had compensation expense for all of the company’s stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS No. 123, Apria’s net income and per share amounts would have been adjusted to the pro forma amounts indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share data)	2004	2003	2004	2003

Net income as reported	$29,835	$28,857	$86,741	$86,095
Add: stock-based compensation expense included in reported net income, net of related tax effects	237	232	1,572	232
Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	(2,673)	(2,597)	(7,978)	(6,691)

Pro forma net income	$27,399	$26,492	$80,335	$79,636

Basic net income per share:
As reported	$0.61	$0.55	$1.75	$1.59
Pro forma	$0.56	$0.50	$1.62	$1.47

Diluted income per share:
As reported	$0.60	$0.54	$1.72	$1.57
Pro forma	$0.55	$0.50	$1.60	$1.45

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine-month periods ended September 30, 2004 and 2003: risk-free interest rates of 3.02% and 2.85%, respectively; dividend yield of 0% for all periods; expected lives of 4.83 and 4.81 years, respectively; and volatility of 47% and 55%, respectively.

NOTE B – BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying consolidated income statements from the dates of acquisition. During the nine-month period ended September 30, 2004, cash paid for acquisitions was $116,121,000, which included deferred payments of $3,783,000 that were related to prior year acquisitions. At September 30, 2004, deferred consideration payable totaled $34,624,000 and is included on the consolidated balance sheet in other accrued liabilities.

During the nine-month period ended September 30, 2004, Apria acquired 26 companies comprised largely of home respiratory therapy businesses. Pending receipt of additional valuation information, amounts preliminarily allocated to goodwill, other intangible assets and patient service equipment were $123,968,000, $8,044,000 and $10,191,000, respectively. This allocation is inclusive of amounts not yet paid.

The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during the nine-month period ended September 30, 2004, as if the acquisitions had occurred at the beginning of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Nine Months Ended September 30,

(dollars in thousands, except per share data)	2004	2003

Net revenues	$1,128,063	$1,113,636
Net income	$92,631	$90,181

Basic net income per common share	$1.87	$1.66
Diluted net income per common share	$1.84	$1.65

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Apria accounts for intangible assets and goodwill under the initial recognition provisions of SFAS No. 141, “Business Combinations,” and the financial accounting and reporting provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually, or more frequently if circumstances indicate that the possibility of impairment exists. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized.

For the nine months ended September 30, 2004, the net change in the carrying amount of goodwill of $123,690,000 is the result of business combinations. Substantially all of the goodwill recorded in conjunction with business combinations completed during the periods presented is expected to be deductible for tax purposes.

Intangible assets, all of which are subject to amortization, consist of the following:

(dollars in thousands)		September 30, 2004			December 31, 2003

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	4.8	$14,254	$(5,738)	$8,516	$11,244	$(5,508)	$5,736
Trade names	2.0	1,295	(609)	686	2,067	(938)	1,129
Customer lists	< 1.0	2,703	(1,143)	1,560	1,339	(848)	491

		$18,252	$(7,490)	$10,762	$14,650	$(7,294)	$7,356

Amortization expense was $4,639,000 for the nine-month period ended September 30, 2004. Estimated amortization expense for the current year and each of the next five fiscal years ending December 31 is presented below:

Year Ending December 31,	(dollars in thousands)

2004	$ 6,594
2005	3,330
2006	2,130
2007	1,691
2008	1,233
2009	423

NOTE D – LONG-TERM DEBT

At September 30, 2004, borrowings under the revolving credit facility were $20,000,000; outstanding letters of credit totaled $3,855,000; credit available under the revolving facility was $76,145,000; and Apria was in compliance with all of the financial covenants required by the credit agreement. The final maturity date for the $100,000,000 revolving credit facility is July 2006.

Hedging Activities: Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. Apria has four interest rate swap agreements with a total notional amount of $100,000,000 that fix an equivalent amount of its variable rate debt at rates ranging from 2.43% to 3.42% (before applicable margin). The terms of the swap agreements range from two to four years. The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the nine-month periods ended September 30, 2004 and 2003, Apria paid net settlement amounts of $1,175,000 and $1,485,000, respectively. At September 30, 2004, the aggregate fair value of the swap agreements was a liability of $449,000 and is reflected in the accompanying consolidated balance sheet in other accrued liabilities. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive loss (See Note E – “Stockholders’ Equity”). Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance.

NOTE E – STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2004, changes to stockholders’ equity are comprised of the following amounts:

(dollars in thousands)

Net income	$86,741
Proceeds from the exercise of stock options	15,784
Tax benefit related to the exercise of stock options	1,883
Compensatory stock options and awards granted	2,536
Other comprehensive gain, net of taxes	651
Repurchases of common stock	(100,000)

$7,595

Net income and comprehensive income differ by unrealized gains or losses related to interest rate swap agreements, net of taxes. For the nine months ended September 30, 2004 and 2003, total comprehensive income was $87,392,000 and $86,015,000, respectively. For the three-month periods ended September 30, 2004 and 2003, total comprehensive income was $29,768,000 and $29,256,000, respectively.

On January 16, 2004, Apria prepaid $50,000,000 to repurchase 1,730,703 shares of its common stock at a strike price of $28.89 through an accelerated share repurchase program. The related contract, which had a scheduled settlement date of June 16, 2004, provided for cash or net share settlement at Apria’s election. The repurchase of the shares required by the contract was completed on April 28, 2004 and the share price differential was settled in cash on June 7, 2004 for a total cost of $53,033,000. During the third quarter of 2004, the company purchased an additional 1,687,400 shares totaling $46,967,000, thereby achieving the share repurchase limit of $100,000,000, as authorized by the Board of Directors.

All repurchased shares are being held in treasury.

NOTE F – INCOME TAXES

Income taxes for the nine months ended September 30, 2004 and 2003 have been provided at the effective tax rates expected to be applicable for the respective year.

State net operating loss carryforwards, that were previously expected to expire, will now be realizable due to a change in estimate of expected future period earnings. As a result, the effective state tax rate for 2004 will be lower than regular statutory rates.

At September 30, 2004, Apria had federal net operating loss carryforwards of $12,123,000, the utilization of which is limited to $5,017,000 per year under Internal Revenue Code section 382. Apria expects to utilize $5,017,000 of these net operating loss carryforwards in 2004. The remaining portion of the federal net operating loss carryforwards will expire unused at the end of 2004.

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

The investigation relates to two civil qui tam lawsuits against Apria filed under seal on behalf of the government. In August 2004 the government for the first time provided Apria with redacted copies of the complaints in these lawsuits on which the names of the plaintiffs, the courts and the dates instituted were blacked out. In general, both complaints allege that for an unspecified period of time commencing in 1995 Apria knowingly engaged in various schemes to defraud the government by submitting false claims for payment and by manipulating and falsifying documentation in support of such claims. The complaints do not quantify the alleged damages sought and do not identify any of the particular individuals, patient accounts or Apria facilities alleged to be involved in any improper billing. To date, the U.S. Attorney’s office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

During the past several years, Apria and representatives of the government have been analyzing and discussing the documentation underlying Apria’s billings to the federal government for services provided by Apria from mid-1995 through 1998 to a sample of 300 patients selected by the government. Government representatives and counsel for the plaintiffs have asserted that, by a process of extrapolation from the 300 patient files in the sample to all of Apria’s billings to the federal government during the sample period, Apria could have a very significant liability to the government under the False Claims Act.

Apria has acknowledged that there may be errors and omissions in supporting documentation affecting a portion of its billings. However, it believes that most of the alleged documentation errors and omissions should not give rise to any liability. Accordingly, Apria believes that most of the assertions made by the government and the qui tam plaintiffs are legally and factually incorrect and that Apria is in a position to assert numerous meritorious defenses.

Apria and government representatives are continuing to explore whether it will be possible to resolve this matter on a basis that would be considered fair and reasonable by all parties. Apria cannot provide any assurances as to the outcome of its discussions with the government, however, or as to the outcome of the qui tam litigation in the absence of a settlement. Management cannot estimate the possible loss or range of loss that may result from these proceedings and, therefore, has not recorded any related accruals.

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

NOTE H – PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share data)	2004	2003	2004	2003

Numerator:
Net income	$29,835	$28,857	$86,741	$86,095
Numerator for basic and diluted per share amounts -
income available to common stockholders	$29,835	$28,857	$86,741	$86,095

Denominator:
Denominator for basic per share
amounts - weighted average shares	49,146	52,857	49,649	54,243

Effect of dilutive securities:
Employee stock options -
dilutive potential common shares	646	675	787	549

Denominator for diluted per share amounts -
adjusted weighted average shares	49,792	53,532	50,436	54,792

Basic net income per common share	$0.61	$0.55	$1.75	$1.59

Diluted net income per common share	$0.60	$0.54	$1.72	$1.57

Employee stock options excluded from the
computation of diluted per share amounts:

Shares for which exercise price exceeds
average market price of common stock	870	713	1,012	1,055

Average exercise price per share that exceeds
average market price of common stock	$30.40	$27.13	$30.10	$26.62

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS

     Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home throughout the United States through approximately 475 branch locations.

     Critical Accounting Policies. Apria’s management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company’s consolidated financial statements. These policies require management’s most complex and subjective judgments. Additionally, the accounting policies related to goodwill and long-lived assets require significant judgment as well. These policies are presented in detail in Apria’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Recent Accounting Pronouncements: The Financial Accounting Standards Board (“FASB”) originally issued in January 2003 FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. The interpretation was subsequently revised in December 2003. FIN 46, as revised, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Application of FIN 46 is required for potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of the provisions is required for all other variable interest entities by the end of the first reporting period that ends after March 15, 2004. Adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this statement did not have a material effect on the company’s consolidated financial statements.

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

Results of Operations

     Net Revenues. Net revenues were $364.6 million in the third quarter of 2004, compared to $346.3 million for the corresponding period in 2003, representing an increase of 5.3%. For the nine-month period ended September 30, 2004, net revenues were $1,075 million, up 4.9% from last year. The revenue growth resulted from volume increases and the acquisition of complementary businesses. Apria’s acquisition strategy generally results in the rapid integration of acquired businesses into existing operating locations. This limits Apria’s ability to separately track the amount of revenue generated by an acquired business. Estimating the net revenue contribution from acquisitions therefore requires certain assumptions. Based on its analysis, Apria estimates that approximately $58 million of the net revenue growth between the nine-month periods in 2003 and 2004 was derived from acquisitions.

     Revenue growth was negatively affected by the Medicare reimbursement reduction for respiratory medications, effective January 1, 2004, and a decline in revenues as Apria transitioned out of the Gentiva CareCentrix Inc. contract, which management chose not to renew for 2004. The effects of the Medicare reductions were $3.8 million and $11.5 million for the three and nine months ended September 30, 2004, respectively. Additionally, the effects of the Gentiva contract reductions were $14.2 million and $32.6 million for the three and nine-month periods, respectively. Further, Apria is experiencing increased pricing pressure from its managed care customers as these organizations seek to lower costs by obtaining more favorable pricing from providers such as Apria. Managed care organizations are also evaluating alternative delivery models for certain products and services, which include those provided by Apria. This may cause Apria to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue.

     The following table sets forth a summary of net revenues by service line:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004		2003		2004		2003

(dollars in thousands)	$	%	$	%	$	%	$	%

Respiratory therapy	$245,958	67.5%	$233,543	67.4%	$735,035	68.4%	$688,811	67.2%
Infusion therapy	63,639	17.5%	60,821	17.6%	182,751	17.0%	180,655	17.6%
Home medical equipment/other	54,972	15.0%	51,959	15.0%	157,226	14.6%	155,210	15.2%

Total net revenues	$364,569	100.0%	$346,323	100.0%	$1,075,012	100.0%	$1,024,676	100.0%

     Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Net revenues in the respiratory therapy service line increased 5.3% in the third quarter of 2004 and 6.7% year-to-date, from the corresponding periods in 2003. This growth was primarily driven by volume increases and acquisitions of respiratory therapy businesses. The Medicare reimbursement reduction for respiratory medications caused declines of 1.6% and 1.7% in the revenue growth rates for the three and nine-month periods of 2004. The growth in this service line was also reduced by the non-renewal of the Gentiva contract; the related declines represented 5.0% and 4.0% of prior year respiratory revenues for the quarter and year-to-date periods, respectively.

     Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased 4.6% in the third quarter and 1.2% year-to-date, when compared to the same periods in 2003. Specifically, growth in enteral nutrition continues as the related revenues increased by 4.4% and 6.3% in the third quarter and nine-month period of 2004, respectively, when compared to the same periods last year. The decline in Gentiva infusion revenues, virtually all of which had been derived from enteral nutrition, represented 1.6% and .8% of 2003 infusion revenues for the three and nine-month periods, respectively.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues increased 5.8% in the third quarter of 2004 versus the third quarter of 2003 and increased 1.3% when comparing the nine-month periods. Diabetic supplies, historically a very small percentage of the home medical equipment line, grew significantly in the third quarter of 2004. This growth is directly attributable to the recent acquisition of a company that entered the diabetic supply market just prior to being acquired. Rehabilitation revenue growth in 2004, however, has been considerably lower than in 2003, largely as a result of action taken by the Centers for Medicare & Medicaid Services (“CMS”) that required previously qualified orders for power mobility devices to be re-screened against stricter qualification standards. This process has resulted in the delay and cancellation of many orders in the first half of 2004, particularly in the first quarter. In the past, the rehabilitation product business was a strong contributor to the growth in the home medical equipment/other line. Further, the decline in Gentiva revenues in home medical equipment/other represented 3.4% and 2.9% of prior year revenues for the quarter and nine-month periods, respectively.

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

     In 2004, approximately 38% of Apria’s revenues are being reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents 10% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues for all periods presented.

      Medicare Reimbursement. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The Act includes a number of provisions that affect Medicare Part B reimbursement policies for items and services provided by Apria, the most significant of which are:

•

Reimbursement reductions for five durable medical equipment categories. Reductions begin January 1, 2005, based on the median price paid for such items on behalf of beneficiaries of federal employee health benefit plans (“FEHBP”). Specifically, the 2005 reimbursement reduction for oxygen will be based on a study completed by the Office of Inspector General in the summer of 2004, with input from CMS. Also, a freeze on annual payment increases for durable medical equipment has been instituted from 2004 through 2008.

•

Reimbursement reduction for inhalation drugs. The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs will be further reduced through a shift to the manufacturer-reported average sales price (“ASP”), as defined by the Act, plus 6%; plus a separate dispensing fee per patient episode.

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

     In July 2004, CMS issued its Notice of Proposed Rulemaking (“NPRM”) concerning the proposed physician fee schedule for 2005. The fee schedule included the projected ASPs for certain of the respiratory medications that Apria provides. In the NPRM, CMS acknowledged that the ASP, along with the 6% add-on payment, is not sufficient to cover shipping, handling, compounding and other pharmacy activities and that patient access may be adversely affected. Consequently, CMS proposed establishing a separate dispensing fee. In October 2004, the Government Accountability Office (“GAO”) produced a report on their survey of inhalation therapy companies. The GAO found a wide variation in the costs incurred by the suppliers to dispense inhalation drugs. The GAO indicated that the wide range is due, in part, to the wide range of services offered by the suppliers. On November 3, 2004, CMS issued Medicare’s final rule for inhalation drug reimbursement for 2005. In the rule, CMS indicated their need to more fully understand the wide variability in suppliers’ costs and services as noted in the GAO report, but established interim dispensing fees for 2005. The dispensing fees for 2005 have been established at $57.00 for a 30-day supply of medications and $80.00 for a 90-day supply. The final rule detailing the FEHBP-based pricing for the five durable medical equipment categories is expected by the end of November.

     Apria’s management estimates that the revision to inhalation drug reimbursement in 2004 will result in a revenue reduction from 2003 levels of approximately $15 million. And, based on its initial interpretation of the Act, management previously estimated and reported that the combined impact to revenues in 2005 from the inhalation drug and durable medical equipment reimbursement reductions would be approximately $86 million (cumulative – includes the $15 million reduction in 2004). Management is currently unable to update its preliminary estimate with any degree of accuracy. Once all related final rules detailing the relevant pricing and implementation specifics are published, and fully evaluated and understood by Apria management, a revised estimate of the 2005 reimbursement reductions will be released. Further, the impact of the competitive acquisition program scheduled to commence in 2007 cannot be estimated at this time.

     The Balanced Budget Act of 1997 contained several provisions that lowered Apria’s Medicare reimbursement levels. Subsequent legislation—the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000—mitigated some of the effects of the original legislation. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 also addressed some of the issues pending from the earlier legislation. However, still pending from the 1997 legislation is the streamlined authority granted to the Secretary of the U.S. Department of Health and Human Services, or HHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness authority. In December 2002, CMS issued an interim final rule that establishes a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive acquisition program. As of this date, neither CMS nor the durable medical equipment regional carriers have used the expedited authority.

     Medicaid Reimbursement. Some states have already adopted, or are contemplating adopting, alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In at least 21 states, these changes have reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria has elected to stop accepting new Medicaid patient referrals for the affected drugs. Apria is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies, if the reimbursement levels for those services remain adequate.

     Contractual Arrangements with Hospitals. Last year, CMS officials initiated actions to revoke the Medicare supplier identification numbers of a variety of durable medical equipment suppliers, including a number of Apria’s current hospital customers. Under contractual arrangements, Apria provides home healthcare products and services to hospitals on a wholesale basis to service the hospitals’ discharged patients. Apria bills the hospitals for all such products and services, and the hospitals, in turn, bill patients and third-party payors, including Medicare. In order for a hospital to bill Medicare for these home healthcare products and services, it must have a Medicare supplier identification number.

     In its revocation notices to Apria’s hospital customers, CMS asserted that these contractual arrangements do not comply with certain Medicare regulations promulgating “supplier standards,” adherence to which is required as a condition of having a supplier number. The primary areas of alleged noncompliance cited by CMS appear to be based on the government’s view that the supplier standards require a supplier to perform directly through its own employees some types of services that the hospitals have contracted with Apria to perform.

     Apria believes its arrangements with hospitals have been consistent with all applicable regulations and that CMS’ proposed revocation of the hospitals’ supplier identification numbers was and remains inappropriate. Nevertheless, Apria engaged CMS in discussions regarding the application of the supplier standards to Apria’s arrangements with hospitals, which resulted in further clarification and guidance from CMS as to the terms of permissible arrangements. Based on this further guidance and corresponding modifications to Apria’s arrangements, CMS has approved the continued participation of most of the hospitals whose supplier identification numbers had been subject to revocation notices. (Some of Apria’s hospital customers chose to surrender their supplier identification numbers and exit the durable medical equipment business in lieu of entering into the revised arrangements.) Apria continues to implement these revisions to its arrangements with hospital customers, including those that had not received revocation notices. The potential decrease in Apria’s future revenues, if any, from these alternative arrangements and terminations is uncertain at this time.

     Gross Profit. Gross margins were 72.0% and 73.1% for the third quarters of 2004 and 2003, respectively. For the nine-month periods ended September 30, 2004 and 2003, the margins were 72.1% and 73.0%, respectively. The declines are primarily due to the Medicare reimbursement reductions for respiratory medications and the effects of the non-renewal of the Gentiva contract.

     Provision for Doubtful Accounts. The provision for doubtful accounts results from management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. The provision was 3.4% of net revenues for the third quarter of 2004 and 3.6% for the same period last year. For the year-to-date periods of 2004 and 2003, the provision was 3.6% and 3.7%, respectively. The improvement in 2004 can be partially attributed to an increase in recoveries of previously written off accounts and an improvement in accounts aged in excess of 180 days. See “Liquidity and Capital Resources – Accounts Receivable.”

     Selling, Distribution and Administrative. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue patterns. Certain expenses, such as facility lease and fuel costs, are very sensitive to market-driven price fluctuations. Administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not vary as closely with revenue growth as do the operating costs. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 55.0% in the third quarter of 2004, up from 54.8% in the third quarter of 2003. For the nine-month period ended September 30, 2004, selling, distribution and administrative expenses were 54.2% compared to 54.5% for the same period last year. The increase between the three-month periods is a result of higher fuel costs, one-time expenses related to Sarbanes-Oxley compliance and professional services to evaluate and prioritize projects planned for the company’s information systems. The year-to-date decrease resulted from management’s focus on productivity and controls placed on labor expenses beginning late in the third quarter of 2003. Management has developed an additional set of productivity initiatives aimed at further reducing costs in anticipation of the 2005 Medicare reimbursement reductions. Certain of these initiatives are currently in the process of being implemented; the remainder will be implemented in 2005.

     Amortization of Intangible Assets. For the quarter and nine-month periods ended September 30, 2004, amortization expense was $1.9 million and $4.6 million, respectively. This compares to $732,000 and $2.1 million for the corresponding periods in the prior year. The increase is due to increased acquisition activity and the valuation of certain customer relationships acquired in business combinations. See “Liquidity and Capital Resources – Business Combinations.”

     Interest Expense. Interest expense was $5.2 million for the third quarter of 2004, up from $3.7 million in the third quarter of 2003. For the year-to-date periods in 2004 and 2003, interest expense was $15.1 million and $10.0 million, respectively. The increases are due to interest incurred on the $250 million convertible notes issued in August 2003. The interest increases were partially offset by interest reductions resulting from a decrease in borrowings under the credit agreement due to scheduled principal amortization payments and by the expiration in March 2003 of two interest rate swap agreements that had fixed interest at higher rates on a portion of Apria’s debt. See “Liquidity and Capital Resources – Long-term Debt.”

     Income Taxes. Income taxes for the nine months ended September 30, 2004 and 2003 have been provided at the effective tax rates expected to be applicable for the respective year.

     State net operating loss carryforwards, that were previously expected to expire, will now be realizable due to a change in estimate of expected future period earnings. As a result, the effective state tax rate for 2004 will be lower than regular statutory rates.

     At September 30, 2004, Apria had federal net operating loss carryforwards of $12.1 million, the utilization of which is limited to $5.0 million per year under Internal Revenue Code section 382. Apria expects to utilize $5.0 million of these net operating loss carryforwards in 2004. The remaining portion of the federal net operating loss carryforwards will expire unused at the end of 2004.

     Apria utilized its remaining alternative minimum tax credit carryforward of $6.1 million in 2003.

Liquidity and Capital Resources

     Apria’s principal source of liquidity is its operating cash flow, which is supplemented by a $100 million revolving credit facility. Apria’s ability to generate operating cash flows in excess of its operating needs has afforded it the ability, among other things, to pursue its acquisition strategy and fund patient service equipment expenditures to support revenue growth. Management believes that its operating cash flow and revolving credit line will continue to be sufficient to fund its operations and growth strategies. However, sustaining current cash flow levels is dependent on many factors, some of which are not within Apria’s control, such as government reimbursement levels and the financial health of its payors. See “Long-term Debt.”

     Cash Flow. Cash provided by operating activities was $197.8 million in the first nine months of 2004 compared with $198.7 million in the corresponding period in 2003. Operating cash flow growth between the periods was offset by a number of factors, the most significant of which were the aforementioned Medicare reimbursement reduction for respiratory medications and a $16.7 million increase in accounts receivable. Fluctuations in the timing of accruals and related payments were favorable when comparing the two nine-month periods and helped to offset the reduced inflows noted above.

     Cash used in investing activities increased to $227.9 million for the first nine months of 2004 compared to $204.9 million during the same period last year. The increase reflects the significantly higher acquisition activity in 2004. Patient service equipment expenditures deceased in 2004 when compared to 2003 due to an increased focus on improved utilization of such equipment.

     Cash used in financing activities was $91.6 million during the first nine months of 2004 compared to $114.4 million provided by financing activities for the first nine months of 2003. The 2003 period reflects the net proceeds received for the issuance of $250 million in convertible notes.

     Contractual Cash Obligations. The following table summarizes Apria’s long-term cash payment obligations to which the company is contractually bound. The years presented below represent 12-month rolling periods ending September 30.

(dollars in millions)	Year 1	Year 2	Year 3	Year 4	Year 5		Year 6+		Totals

Term loans	$29	$30	$2	$165	$		$		$226
Revolving loan/swingline		20							20
Convertible senior notes								250	250
Capital lease obligations	2								2
Other long-term debt	4								4
Operating leases	62	52	36	21		10		13	194
Deferred acquisition payments	35								35

Total contractual cash obligations	$132	$102	$38	$186		$10		$263	$731

The holders of the convertible senior notes will first have the option to require Apria to repurchase all or a portion of their notes in September 2008.

     Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $266.6 million at September 30, 2004 from $234.9 million at December 31, 2003, which is primarily due to the increase in revenues. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 55 at September 30, 2004, 51 at September 30, 2003 and 50 at December 31, 2003. The increase in days sales outstanding at the end of the third quarter, 2004 is due to the acquisition activity in the second and third quarters. The time-consuming processes of converting patient files onto Apria’s systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business. Consequently, the related cash receipts are delayed, causing a temporary increase in accounts receivable and days sales outstanding.

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

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $40.5 million and $33.9 million at September 30, 2004 and at December 31, 2003, respectively. Delays, ranging from one day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility. The higher unbilled amount at September 30, 2004 is largely due to acquisitions effected during the second and third quarters of 2004, for the reasons noted above.

     Inventories and Patient Service Equipment. Inventories consist primarily of pharmaceuticals and disposable articles used in conjunction with patient service equipment. Patient service equipment consists of respiratory and home medical equipment that is provided to in-home patients for the course of their care plan and subsequently returned to Apria for reuse. Continued revenue growth is directly dependent on Apria’s ability to fund its inventory and patient service equipment requirements. The increases in both accounts between December 31, 2003 and September 30, 2004 reflect purchases to support the increased business levels and additions of patient items recorded in conjunction with the acquisitions that closed in 2004.

     Long-Term Debt. At September 30, 2004, total borrowings under Apria’s credit agreement were $244.8 million; outstanding letters of credit totaled $3.9 million; and credit available under the revolving facility was $76.1 million. The company continues to be in compliance with all of the financial covenants required by the credit agreement.

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

     The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. During the first nine months of 2004 and 2003, Apria paid net settlement amounts of $1.2 million and $1.5 million, respectively. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income. At September 30, 2004, the aggregate fair value of the swap agreements was a liability of $449,000. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the various swap agreements are nationally recognized financial institutions with strong credit ratings.

     Treasury Stock. On January 16, 2004, Apria prepaid $50 million to repurchase 1,730,703 shares of its common stock at a strike price of $28.89 through an accelerated share repurchase program. The related contract, which had a scheduled settlement date of June 16, 2004, provided for cash or net share settlement at Apria’s election. The repurchase of the shares required by the contract was completed on April 28, 2004 and the share price differential was settled in cash on June 7, 2004 for a total cost of $53 million. During the third quarter of 2004, the company purchased an additional 1,687,400 shares totaling $47 million, completing the share repurchase authorized by the Board of Directors.

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

     The aggregate consideration for acquisitions that closed during the first nine months of 2004 was $146.8 million. Pending receipt of additional valuation information, the preliminary allocation of this amount includes $124.0 million to goodwill, $8.0 million to other intangible assets and $10.2 million to patient service equipment. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $116.1 million and $88.8 million in the first nine months of 2004 and 2003, respectively.

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

     In mid-October 2003, the panel posted the revised HCPCS list for 2004 on its website, but approved very few new codes. The results of applications submitted in April 2004 were posted just prior to this filing; management is currently evaluating the list of new codes. The absence of new codes for certain higher-cost respiratory products and services could have an impact on gross profit margins, since the panel only allows one code per certain equipment category, regardless of the actual equipment provided to the patients per a physician’s prescription and/or patient preference. The absence of standardized codes for products or services provided by Apria also may preclude the company from submitting electronic billings to certain payors. Such an outcome would require submitting paper claims, which could ultimately result in delays and difficulties in collecting these claims.

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

     The investigation relates to two civil qui tam lawsuits against Apria filed under seal on behalf of the government. In August 2004 the government for the first time provided Apria with redacted copies of the complaints in these lawsuits on which the names of the plaintiffs, the courts and the dates instituted were blacked out. In general, both complaints allege that for an unspecified period of time commencing in 1995 Apria knowingly engaged in various schemes to defraud the government by submitting false claims for payment and by manipulating and falsifying documentation in support of such claims. The complaints do not quantify the alleged damages sought and do not identify any of the particular individuals, patient accounts or Apria facilities alleged to be involved in any improper billing. To date, the U.S. Attorney’s office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

     During the past several years, Apria and representatives of the government have been analyzing and discussing the documentation underlying Apria’s billings to the federal government for services provided by Apria from mid-1995 through 1998 to a sample of 300 patients selected by the government. Government representatives and counsel for the plaintiffs have asserted that, by a process of extrapolation from the 300 patient files in the sample to all of Apria’s billings to the federal government during the sample period, Apria could have a very significant liability to the government under the False Claims Act.

     Apria has acknowledged that there may be errors and omissions in supporting documentation affecting a portion of its billings. However, it believes that most of the alleged documentation errors and omissions should not give rise to any liability. Accordingly, Apria believes that most of the assertions made by the government and the qui tam plaintiffs are legally and factually incorrect and that Apria is in a position to assert numerous meritorious defenses.

     Apria and government representatives are continuing to explore whether it will be possible to resolve this matter on a basis that would be considered fair and reasonable by all parties. Apria cannot provide any assurances as to the outcome of its discussions with the government, however, or as to the outcome of the qui tam litigation in the absence of a settlement. Management cannot estimate the possible loss or range of loss that may result from these proceedings and, therefore, has not recorded any related accruals.

     If a judge, jury or administrative agency were to determine that false claims were submitted to federal healthcare programs or that there were significant overpayments by the government, Apria could face civil and administrative claims for refunds, sanctions and penalties for amounts that would be highly material to its business, results of operations and financial condition, including the exclusion of Apria from participation in federal healthcare programs

Off-Balance Sheet Arrangements

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

     At September 30, 2004, Apria’s term loan borrowings totaled $224.8 million. The bank credit agreement governing the term loans provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or the London Interbank Offered Rate ("LIBOR"). All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At September 30, 2004, all of Apria’s outstanding term debt was tied to LIBOR.

     At September 30, 2004, Apria had four interest rate swap agreements with a total notional amount of $100 million to pay fixed rates ranging from 2.43% to 3.42% (before application of interest margin). The terms of these agreements range from two to four years. Also, Apria had two interest rate swap agreements with a total notional amount of $100 million to pay a fixed rate of 2.58% (before application of interest margin) that expired March 31, 2003.

     Based on the term debt outstanding and the swap agreements in place at September 30, 2004, a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $1.2 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”

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

     The investigation relates to two civil qui tam lawsuits against Apria filed under seal on behalf of the government. In August 2004 the government for the first time provided Apria with redacted copies of the complaints in these lawsuits on which the names of the plaintiffs, the courts and the dates instituted were blacked out. In general, both complaints allege that for an unspecified period of time commencing in 1995 Apria knowingly engaged in various schemes to defraud the government by submitting false claims for payment and by manipulating and falsifying documentation in support of such claims. The complaints do not quantify the alleged damages sought and do not identify any of the particular individuals, patient accounts or Apria facilities alleged to be involved in any improper billing. To date, the U.S. Attorney’s office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

     During the past several years, Apria and representatives of the government have been analyzing and discussing the documentation underlying Apria’s billings to the federal government for services provided by Apria from mid-1995 through 1998 to a sample of 300 patients selected by the government. Government representatives and counsel for the plaintiffs have asserted that, by a process of extrapolation from the 300 patient files in the sample to all of Apria’s billings to the federal government during the sample period, Apria could have a very significant liability to the government under the False Claims Act.

     Apria has acknowledged that there may be errors and omissions in supporting documentation affecting a portion of its billings. However, it believes that most of the alleged documentation errors and omissions should not give rise to any liability. Accordingly, Apria believes that most of the assertions made by the government and the qui tam plaintiffs are legally and factually incorrect and that Apria is in a position to assert numerous meritorious defenses.

     Apria and government representatives are continuing to explore whether it will be possible to resolve this matter on a basis that would be considered fair and reasonable by all parties. Apria cannot provide any assurances as to the outcome of its discussions with the government, however, or as to the outcome of the qui tam litigation in the absence of a settlement. Management cannot estimate the possible loss or range of loss that may result from these proceedings and, therefore, has not recorded any related accruals.

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

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
                    EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2004	-	-	-	$46,967,082
August 1 through August 31, 2004	1,687,400	$ 27.83	1,687,400	-
September 1 through September 30, 2004	-	-	-	-

Total	1,687,400	$ 27.83	1,687,400

     In October 2003, Apria announced that its Board of Directors authorized up to $100 million worth of common stock repurchases through December 31, 2004. On January 16, 2004, Apria prepaid $50 million to repurchase 1,730,703 shares of its common stock through an accelerated share repurchase program. The related contract, which had a scheduled settlement date of June 16, 2004, provided for cash or net share settlement at Apria’s election. During the first quarter of 2004, 1,603,900 shares had been purchased on the open market. The repurchase of the remaining 126,803 shares required by the contract was effected in April 2004. The share price differential was settled in cash in June 2004. The total cost of the shares repurchased under the accelerated share repurchase program was $53 million, thereby leaving $47 million remaining under the original Board authorization. During August 2004, Apria purchased 1,687,000 shares on the open market, thereby achieving the authorized share repurchase limit of $100 million.

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
(b)

Reports on Form 8-K:

Apria filed a Current Report on Form 8-K on July 30, 2004 pursuant to Items 7 and 12 to report the issuance of a press release announcing its financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC. Registrant
November 9, 2004	/s/ AMIN I. KHALIFA Amin I. Khalifa Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)