Form 10-K
period 2004-12-31
APRIA HEALTHCARE GROUP INC
filed 2005-03-16
CIK 882289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes    X   No

As of June 30, 2004 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $28.70 per share as reported by the New York Stock Exchange, was approximately $1,422,370,442. As of March 5, 2005, there were outstanding 48,973,126 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock of the Registrant (not including 9,627,659 shares held in treasury).

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

APRIA HEALTHCARE GROUP INC.

PART I
Item 1	–	Business
Strategy
Service Lines
Organization and Operations
Marketing
Sales
Competition
Government Regulation
Employees
Website Access to Reports
Executive Officers
Risk Factors
Item 2	–	Properties
Item 3	–	Legal Proceedings
Item 4	–	Submission of Matters to a Vote of Secutity Holders
PART II
Item 5	–	Market for the Registrant’s Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities
Item 6	–	Selected Financial Data
Item 7	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	–	Quantitative and Qualitative Disclosures about Market Risk
Item 8	–	Financial Statements and Supplementary Data
Item 9	–	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	–	Controls and Procedures Management’s Report on Internal Control over Financial Reporting Report of Independent Registered Public Accounting Firm
Item 9B	–	Other Information
PART III *
Item 10	–	Directors and Executive Officers of the Registrant
Item 11	–	Executive Compensation
Item 12	–	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	–	Certain Relationships and Related Transactions
Item 14	–	Principal Accountant Fees and Services

* All information required to be disclosed in Part III is incorporated by reference from Part I and the company’s definitive Proxy
   Statement to be filed with the Commission within 120 days after the end of the company’s fiscal year.

PART IV
Item 15	–	Exhibits, Financial Statement Schedule and Reports on Form 8-K
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements
Consolidated Financial Statement Schedule
SIGNATURES CERTIFICATIONS

Forward Looking Statements

     This report contains forward-looking statements that are not based on historical facts. All such forward-looking statements are uncertain. Apria has based those forward-looking statements on, among other things, projections and estimates regarding the economy in general, the healthcare industry and other factors that impact Apria’s results of operations. These statements involve known and unknown risks, uncertainties and other factors that may cause Apria’s actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, forward-looking statements that involve risks and uncertainties contain terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or variations of these terms or other comparable terminology. See “Risk Factors” at the end of Item 1 – Business.

PART I

ITEM 1.      BUSINESS

     Apria Healthcare Group Inc. provides a broad range of home healthcare services through approximately 475 branch locations that serve patients in all 50 states. Apria has three major service lines: home respiratory therapy, home infusion therapy and home medical equipment. The following table provides examples of the services and products in each:

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

Strategy

     Key elements of Apria’s strategy are as follows:

     Maintain Focus on Existing Service Offerings. Apria’s principal focus is on growth in its core businesses of home respiratory therapy, home infusion therapy and home medical equipment. Offering all three service lines gives Apria a competitive advantage with its managed care, hospital and physician customers and enables it to maintain a diversified revenue base. Through specific growth initiatives that enhance the company’s clinical offering, Apria continues its emphasis on growth in the home respiratory therapy line, which historically has produced higher gross margins than the other service lines.

     Supplement Internal Growth with Selective Acquisitions. Apria continues to pursue strategically complementary acquisition opportunities, with an emphasis on home respiratory therapy businesses. Apria operates in a highly fragmented market, which provides an opportunity to drive growth through acquisitions. During 2004, Apria completed 27 acquisitions, comprised largely of respiratory therapy businesses, for an aggregate consideration of approximately $148.7 million. The acquisitions expanded Apria’s presence in markets in the Southeast, West and Northeast, and position it to service a larger percentage of managed care customers in the future.

     Reduce Costs and Increase Margins and Cash Flows. Apria’s management continues to develop and apply “best practices” and productivity improvement programs throughout the company with the aim of achieving greater standardization and enhanced productivity. Success with such programs has resulted in reduced costs and increased margins and cash flow. Apria has implemented standardized clinical and delivery models, billing and collection practices, purchasing processes and common operating procedures. Apria continues to focus resources on identifying opportunities for further productivity improvements.

     Evaluate Opportunities to Expand Offerings in Home Healthcare. Apria believes that with the aging of the U.S. population, the resulting increases in medical costs and utilization of healthcare services will lead to an expansion of the number of services provided in the home. Providing such services in the home should reduce healthcare costs for the patient as well as enhance patient convenience. Technological advances are also expected to contribute to additional expansion of the domestic home healthcare market. Apria will continue to explore new business opportunities with a focus on identifying unfulfilled healthcare needs of Apria’s existing patient population and evaluating the business opportunity associated with each. Management expects that these opportunities, upon determining their viability and scalability, will result in the future expansion of services that Apria will offer in the home.

Service Lines

     In each of its three service lines, Apria can provide patients with a variety of clinical and administrative support services, as well as related products and supplies, most of which are prescribed by a licensed physician as part of a care plan. These services include:

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

     The following table sets forth a summary of net revenues by service line, expressed as percentages of total net revenues:

	Year Ended December 31,

	2004	2003	2002

Home respiratory therapy	68%	67%	67%
Home infusion therapy	17%	18%	18%
Home medical equipment/other	15%	15%	15%

Total net revenues	100%	100%	100%

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

     Depending on the therapy, a broad range of venous access devices and pump technologies may be used to facilitate homecare and patient independence. Apria employs licensed pharmacists and registered high-tech infusion nurses who specialize in the delivery of home infusion therapy. They are available to respond to emergencies and questions regarding therapy 24 hours a day, seven days a week and to provide initial and ongoing training and education to the patient and caregiver. Other support services include patient service, supply replenishment, pump management, preventive maintenance, assistance with insurance questions and outcome reporting. Apria currently operates 30 pharmacy locations nationwide to serve its home infusion patients.

     Home Medical Equipment/Other. Apria’s primary emphasis in the home medical equipment service line is on the provision of equipment to assist patients with ambulation, safety and general care in and around the home. The company also offers rehabilitation products in selective markets in the United States. Such products include customized seating and mobility equipment. Apria’s integrated service approach allows patients, hospital and physician referral sources and managed care systems accessing either respiratory or infusion therapy services to also access needed home medical equipment through a single source.

     As Apria’s managed care customer base has grown, management has recognized the need to expand its ability to provide value-added services to these customers. Rather than provide certain non-core services directly, Apria sometimes aligns itself with other segment leaders, such as home health nursing organizations, providers of home-delivered routine medical supplies or large drug/supply wholesalers, through formal relationships or ancillary networks.

Organization and Operations

    Organization. Apria’s approximately 475 branch locations are organized into four geographic divisions, which are further divided into 14 geographic regions. Each of the regions is operated as a separate business unit and consists of a number of branches and a regional office. The regional office provides each of its branches with key support services such as billing, purchasing, equipment maintenance, repair and warehousing. The branch delivers home healthcare products and services to patients in their homes and other care sites through the company’s delivery fleet, qualified delivery professionals and clinical employees.

     Although Apria generally operates its regions as separate business units, the company’s sales and business operations functions are vertically integrated. The operations function is further divided into receivables management, clinical services, logistics, regulatory compliance and acquisition integration. Through this structure, all functions that are performed at the region level have direct reporting and accountability to corporate headquarters. Apria believes that this structure provides control over and consistency among its regions and branches. In accordance with Apria’s strategy to identify opportunities for efficiencies and productivity improvements, management is evaluating the feasibility of centralizing certain functions that are currently performed at the region or branch level.

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

     Internal Audit. Apria has an internal audit function with direct reporting to the Audit Committee of the Board of Directors to provide an ongoing assessment of Apria’s system of disclosure controls and procedures and internal control over financial reporting. The internal audit department is responsible for both operational and financial reviews of the company’s operations, monitoring compliance with policies and procedures, identification and development of best practices within the organization and confirming compliance with the requirements of the Sarbanes-Oxley Act of 2002.

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

    Payors. Apria derives substantially all its revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. For 2004, approximately 31% of Apria’s net revenues were derived from Medicare and 7% from Medicaid. Generally, each third-party payor has specific requirements which must be met before claim submission will result in payment. Apria has policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.

     Receivables Management. Apria operates in an environment with complex requirements governing billing and reimbursement for its products and services. Initiatives focused specifically on receivables management such as system enhancements, process refinements and organizational changes have resulted in improvement and consistency in key accounts receivable indicators.

     Apria is expanding its use of technology in areas such as electronic claims submission and electronic funds transfer with managed care organizations to more efficiently process business transactions. This can expedite claims processing and reduce the administrative cost associated with this activity for both Apria and its customers/payors. Apria now submits approximately 75% of its claims electronically. Management is also focusing resources on certain large third-party payors to develop internal expertise with the payors’ unique reimbursement requirements, helping to reduce subsequent denials and shorten the related collection periods. Apria’s policy is to collect co-payments from the patient or applicable secondary payor. In the absence of a secondary payor, Apria generally requires the co-payment at the time the patient is initially established with the product/service. Subsequent months’ rental fees are billed to the patient. Management is also seeking to streamline the related processes to maximize the co-payment collection rate.

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

     Accreditation by the Joint Commission on Accreditation of Healthcare Organizations or JCAHO. JCAHO is a nationally recognized organization that develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home healthcare industry has grown, the need for objective quality measurements has increased. Accreditation by JCAHO entails a lengthy voluntary review process that is conducted every three years. Accreditation is widely considered a prerequisite for entering into contracts with managed care organizations at every level. Because accreditation is expensive and time consuming, not all providers choose to undergo the process. All of Apria’s branch locations are accredited by or in the process of receiving accreditation from JCAHO.

     Essential Care Model. Apria has developed the Essential Care Model, a proprietary model that defines the services, supplies and products delivered in conjunction with prescribed homecare equipment and therapies. The Essential Care Model is used to establish consistent and clear expectations for referral sources, payors and patients.

     Physician Relations. Apria’s physician relations group places phone calls to physician offices in an effort to educate them about homecare and to stimulate interest in and awareness of Apria and its products and services. Physician relations representatives work closely with sales professionals throughout the country to identify, develop and maintain quality relationships.

     Patient Satisfaction and Complaint Resolution Process. Apria has a centralized patient satisfaction survey function that periodically conducts targeted member satisfaction studies for key managed care organizations as specified by the various contractual arrangements. The same centralized group manages a complaint resolution process through which service improvements are identified and implemented at the field level. The company believes that both centralized processes afford it visibility to centralized performance improvement data and trends that enable it to amend policies and procedures as necessary to meet the needs of patients and referral sources.

     Apria Great Escapes® Travel Program. Apria’s 475-branch network facilitates travel for patients who require oxygen, home infusion or other products, services and therapies. Apria coordinates equipment and service needs for thousands of traveling patients annually, which enhances their mobility and quality of life.

Sales

     Apria employs over 560 sales professionals whose primary responsibility is to target key referral sources to generate new or renewal patient referrals or prescriptions (as applicable) for all of its service lines. Key customers include but are not limited to, physicians and their staffs, hospital-based healthcare professionals and managed care organizations. Apria provides its sales professionals with the necessary clinical and technical training to represent Apria’s major service offerings of home respiratory therapy, home infusion therapy and home medical equipment. As larger segments of the marketplace become involved with managed care, specific portions of the sales force’s working knowledge of pricing, contracting and negotiating and specialty-care management programs are being enhanced as well.

     An integral component of Apria’s overall sales strategy is to increase volume through managed care organizations and traditional physician referral channels. Specific growth initiatives designed to increase customer awareness of Apria’s clinical and operational programs have been launched with the goal of garnering a greater share of the traditional market. The ultimate decision makers for healthcare services vary greatly, from closed model managed care organizations to preferred provider networks, which are controlled by more traditional means. Apria’s selling structure and strategies are designed to adapt to changing market factors and will continue to adjust as further changes in the industry occur. Managed care organizations continue to represent a significant portion of Apria’s business in several of its primary metropolitan markets. No single account, however, represented more than 8% of Apria’s total net revenues for 2004. Among its more significant managed care agreements during 2004 were Aetna US Healthcare, Kaiser Health Plans and United HealthCare Group. Apria chose not to renew its contract with Gentiva’s CareCentrix group upon its expiration in December 2004 due to contract pricing differences. Apria also offers discount agreements and various fee-for-service arrangements to hospitals or hospital systems whose patients have home healthcare needs. See “Business – Risk Factors – Pricing Pressures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

     The segment of the healthcare market in which Apria operates is highly competitive. In each of its service lines there are a limited number of national providers and numerous regional and local providers. The competitive factors most important in the regional and local markets are:

  reputation with referral sources, including local physicians and hospital-based professionals;
  accessibility and responsiveness;
  price of services;
  overall ease of doing business;
  quality of patient care and associated services; and
  range of home healthcare services and products.

In addition to the foregoing, the most important competitive factors in the larger, national markets are:

  ability to service a wide geographic area;
  ability to develop and maintain contractual relationships with managed care organizations;
  access to capital;
  information systems capabilities; and
  accreditation by the JCAHO or a similar accrediting body.

     Apria believes that it competes effectively in each of its service lines with respect to all of the above factors and that it has an established record as a quality provider of home respiratory therapy, home medical equipment and home infusion therapy, as reflected by JCAHO accreditation of Apria’s branches.

     The segment of the healthcare market in which Apria operates is highly competitive. In each of its service lines there are a number of national providers and numerous regional and local providers. Among the national providers with which Apria directly competes are, American HomePatient, Coram Healthcare, Critical Care Systems, Lincare Holdings, Option Care and Rotech Healthcare. Other types of healthcare providers, including industrial gas manufacturers, individual hospitals and hospital systems, home health agencies and health maintenance organizations have entered, and may continue to enter, the market to compete with Apria’s various service lines. Depending on their business strategies and financial position, it is possible that Apria’s competitors may have, or may obtain, significantly greater financial and marketing resources than Apria. See “Business – Risk Factors – Pricing Pressures.”

Government Regulation

     Apria is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs, as more fully described below. Apria maintains several programs designed to minimize the likelihood that it would engage in conduct or enter into contracts in violation of the fraud and abuse laws. Contracts subject to these laws are reviewed and approved by corporate contract services and/or legal department personnel. Apria also maintains various educational and audit programs designed to keep its managers updated and informed on developments with respect to the fraud and abuse laws and to reinforce to all employees the company’s policy of strict compliance in this area. While Apria believes its discount agreements, billing contracts and various fee-for-service arrangements with other healthcare providers comply with applicable laws and regulations, Apria cannot provide any assurance that current or future administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on Apria’s business.

     Medicare and Medicaid Reimbursement. In 2004, approximately 38% of Apria’s revenues are being reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents 8% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues for all periods presented.

     Medicare Reimbursement. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is herein referred to as the Medicare Modernization Act, became law. The Medicare Modernization Act includes a number of provisions that will affect Medicare Part B reimbursement policies for items and services provided by Apria, the most significant of which are:

•

Reimbursement reductions for five durable medical equipment categories, including oxygen — Reimbursement for most of these categories is based on the median price paid for such items on behalf of beneficiaries of federal employee health benefit plans, or FEHBP. The new fee schedules went into effect January 1, 2005. The reimbursement reduction for oxygen, however, is delayed until the Office of the Inspector General provides the Centers for Medicare and Medicaid Services, or CMS, with the additional data required to establish pricing. Providers are currently being reimbursed for oxygen based on 2004 fee schedules, with an indication from CMS that no retroactive adjustment will be made once the new pricing is in effect. Further, a freeze on annual payment increases for durable medical equipment has been instituted from 2004 through 2008.

•

Reimbursement reduction for inhalation drugs — The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced through a shift to the manufacturer-reported average sales price, as defined by the Medicare Modernization Act, plus 6%, plus a separate despensing fee per patient episode. The dispensing fees for 2005 have been established at $57.00 for a 30-day supply of medications and $80.00 for a 90-day supply.

•

Establishment of a competitive bidding program — Such a program would require that suppliers wishing to provide certain items to beneficiaries submit bids to Medicare. The program, for as yet unspecified durable medical equipment items and services, is to be transitioned into (i) 10 of the largest metropolitan statistical areas in 2007; (ii) 80 of the largest metropolitan statistical areas in 2009; and (iii) additional areas after 2009. The legislation contains special provisions for rural areas.

•

Reimbursement for home infusion therapy under Medicare Part D — Currently, a limited number of infusion therapies, supplies and equipment is covered by Medicare Part B. The Medicare Modernization Act provides expanded coverage for home infusion drugs. The industry is currently working with CMS to further define the coverage and payment policies that will govern the administration of this benefit, which takes effect in 2006.

•

Incentives for expansion of Medicare Part C — The Medicare Modernization Act includes financial incentives for managed care plans to expand their provision of Medicare Advantage plans in 2006 in a stated effort to attract more Medicare beneficiaries to managed care models. The company maintains contracts to provide respiratory, infusion and medical equipment and related services to a significant number of managed care plans nationwide, and believes that the Medicare Advantage expansion represents a growth opportunity starting in mid-2006.

     Apria’s management estimates that the revision to inhalation drug reimbursement in 2004 resulted in a revenue reduction from 2003 levels of approximately $15 million. Once the 2005 oxygen fee schedules are released, management will provide an estimate of the aggregate impact of all reimbursement reductions that will be in effect for 2005. The impact of the competitive bidding program scheduled to commence in 2007 cannot be estimated at this time.

     The Balanced Budget Act of 1997 contained several provisions that lowered Apria’s Medicare reimbursement levels. Subsequent legislation—the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000—mitigated some of the effects of the original legislation. The Medicare Modernization Act also addressed some of the issues pending from the earlier legislation. However, still pending from the 1997 Legislation is the streamlined authority granted to the Secretary of the U.S. Department of Health and Human Services, or HHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness authority. In December 2002, CMS issued an interim final rule that establishes a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. As of this date, neither CMS nor the durable medical equipment regional carriers have used the expedited authority.

     Medicaid Reimbursement. Since 2001, some states have adopted alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In at least 22 states, these changes have reduced the level of reimbursement received by industry participants without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria has elected to stop accepting new Medicaid patient referrals for the affected drugs. Apria is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies, if the reimbursement levels for those services remain adequate. Further, some states are considering other reductions in Medicaid reimbursement as they work through their respective state’s budget process. Apria management cannot predict the outcome of such budget negotiations and whether other states will consider reductions as well.

     Claims Audits. Durable medical equipment regional carriers are private organizations that contract to serve as the federal government’s agents for the processing of claims for items and services provided under Part B of the Medicare program. These carriers and Medicaid agencies also periodically conduct pre-payment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize healthcare claims more closely. In addition, the home healthcare industry is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming requirements for obtaining reimbursement from private and governmental third-party payors. Such long collection cycles or reviews and/or similar audits or investigations of Apria’s claims and related documentation could increase the possibility of denials of claims for payment submitted by Apria. Further, the government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation. See “Business – Risk Factors – Federal Investigation” and “Business – Risk Factors – Medicare Reimbursement Rates.”

      HIPAA.  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, is comprised of a number of components. Pursuant to the administrative simplification section of HIPAA, HHS has issued multiple regulations, each with its own compliance date. Regulations under HIPAA that may have a material effect on Apria govern the following:

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

•

standards for a unique national health identifier for healthcare providers for use in connection with standard transactions – compliance date: May 23, 2007 – Apria expects to be materially compliant with these regulations by the compliance date; and

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

     Anti-Kickback Statute. As a provider of services under the Medicare and Medicaid programs, Apria is subject to the Medicare and Medicaid fraud and abuse laws, commonly known as the “anti-kickback statute.” At the federal level, the anti-kickback statute prohibits any bribe, kickback or rebate in return for the referral of patients, products or services covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government, including Medicare, Medicaid and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services), among others. Violations of the anti-kickback statute may result in civil and criminal penalties and exclusion from participation in federal healthcare programs.

     In addition, a number of states in which Apria operates have laws that prohibit certain direct or indirect payments (similar to the anti-kickback statute) or fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violations of these restrictions include exclusion from state-funded healthcare programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by courts or regulatory agencies.

     Physician Self-Referrals. Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as Stark II, prohibit health service providers such as Apria, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for designated health services if Apria has a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by Apria, including durable medical equipment and home health services. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. In addition, a number of the states in which Apria operates have similar prohibitions on physician self-referrals. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians.

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

     Healthcare Reform Legislation. Economic, political and regulatory influences are causing fundamental changes in the healthcare industry in the United States. Various healthcare reform proposals are formulated and proposed by the legislative and administrative branches of the federal government on a regular basis. In addition, some of the states in which Apria operates periodically consider various healthcare reform proposals. Apria anticipates that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, Apria cannot predict which, if any, of such reform proposals will be adopted, or when they may be adopted, or that any such reforms will not have a material adverse effect on Apria’s business and results of operations.

     Healthcare is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business in the health care industry and the amount of reimbursement by governmental and other third-party payors. Recommendations for changes may result from an ongoing study of patient access by the General Accounting Office and from the potential findings of the National Bipartisan Commission on the Future of Medicare. See “Business – Risk Factors – Government Regulation; Healthcare Reform.”

Employees

     As of January 31, 2005, Apria had 11,178 employees, of which 9,652 were full-time and 1,526 were part-time. The company’s employees are not currently represented by a labor union or other labor organization, except for 3 employees in New York.

Website Access to Reports

     Apria’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments thereto and other filings are made available on the company’s website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Apria’s Code of Ethical Business Conduct is also available on the company’s website. In the event Apria makes any amendment to, or grants any waiver from, a provision of the Code of Ethical Business Conduct that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Securities and Exchange Commission rules, Apria will disclose such amendment or waiver and the reasons therefor on its website. Apria’s website can be found at www.apria.com.

Executive Officers of the Registrant

     Set forth below are the names, ages, titles with Apria and past and present positions of the persons serving as Apria’s executive officers as of March 15, 2005.

Name and Age	Office and Experience

Lawrence M. Higby, 59

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

Lawrence A. Mastrovich, 43

President and Chief Operating Officer. Mr. Mastrovich joined Apria as Chief Operating Officer in April 2002. From August 2001 to April 2002, Mr. Mastrovich served as President and Chief Operating Officer of TechRx, a pharmacy technology company. From April 2001 to August 2001, Mr. Mastrovich served as Apria’s Executive Vice President, Sales. From October 1998 to April 2001, Mr. Mastrovich served as Apria’s Executive Vice President, Revenue Management. From December 1997 to October 1998, Mr. Mastrovich served as Division Vice President, Operations for Apria’s Northeast Division. Prior to that time, Mr. Mastrovich had served as a Regional Vice President for Apria and its predecessor, Homedco, since 1994 and in various other capacities from 1987 to 1994.

Amin I. Khalifa, 51

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

Anthony S. Domenico, 47

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

     The collection of accounts receivable is one of Apria’s most significant challenges and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. Further, some of Apria’s payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. There can be no assurance that Apria will be able to maintain its controls and processes over billing or its current levels of collectibility and days sales outstanding in future periods. If Apria is unable to properly bill and collect its accounts receivable, its results will be adversely affected.

Medicare/Medicaid Reimbursement Rates—Continued reductions in Medicare and Medicaid reimbursement rates could have a material adverse effect on Apria’s results of operations and financial condition.

    Medicare. In December 2003, the Medicare Modernization Act became law. The Medicare Modernization Act includes a number of provisions that negatively affect Medicare Part B reimbursement policies for items and services provided by Apria, the most significant of which are:

•

Reimbursement reductions for five durable medical equipment categories, including oxygen — Reimbursement for most of these categories is based on the median price paid for such items on behalf of beneficiaries of federal employee health benefit plans, or FEHBP. The new fee schedules went into effect January 1, 2005. The reimbursement reduction for oxygen, however, is delayed until the Office of the Inspector General provides CMS with the additional data required to establish pricing. Providers are currently being reimbursed for oxygen based on 2004 fee schedules, with an indication from CMS that no retroactive adjustment will be made once the new pricing is in effect. Further, a freeze on annual payment increases for durable medical equipment has been instituted from 2004 through 2008.

•

Reimbursement reduction for inhalation drugs — The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced through a shift to the manufacturer-reported average sales price, as defined by the Act, plus 6%, plus a separate dispensing fee per patient episode. The dispensing fees for 2005 have been established at $57.00 for a 30-day supply of medications and $80.00 for a 90-day supply.

•

Establishment of a competitive bidding program — Such a program would require that suppliers wishing to provide certain items to beneficiaries submit bids to Medicare. The program, for as yet unspecified durable medical equipment items and services, is to be transitioned into (i) 10 of the largest metropolitan statistical areas in 2007; (ii) 80 of the largest metropolitan statistical areas in 2009; and (iii) additional areas after 2009. The legislation contains special provisions for rural areas.

     Apria’s management estimates that the revision to inhalation drug reimbursement in 2004 resulted in a revenue reduction from 2003 levels of approximately $15 million. Once the 2005 oxygen fee schedules are released, management will provide an estimate of the aggregate impact of all reimbursement reductions that will be in effect for 2005. The impact of the competitive bidding program scheduled to commence in 2007 cannot be estimated at this time.

    Medicaid. Since 2001, some states have adopted alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In at least 22 states, these changes have reduced the level of reimbursement received by industry participants without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria has elected to stop accepting new Medicaid patient referrals for the affected drugs. Apria is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies, if the reimbursement levels for those therapies remain adequate. Further, some states are considering other reductions in Medicaid reimbursement as they work through their respective state’s budget process. Apria management cannot predict the outcome of such budget negotiations and whether other states will consider reductions as well.

     Medicare and Medicaid payments accounted for approximately 31% and 7% of Apria’s 2004 net revenues, respectively. Apria cannot be certain of the ultimate impact of the latest Medicare legislation or provide assurance to its investors that additional reimbursement reductions will not be made.

Federal Investigation—The outcome of the federal government’s investigation of Apria’s Medicare and other government billing practices could have a material negative impact on Apria’s operations and financial condition.

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

     The investigation relates to two civil qui tam lawsuits against Apria filed under seal on behalf of the government. In 2004 the government for the first time provided Apria with redacted copies of the complaints in these lawsuits. On the copies provided to Apria, the names of the plaintiffs, the courts and the dates instituted were blacked out. In general, both complaints allege that for an unspecified period of time commencing in 1995 Apria knowingly engaged in various schemes to defraud the government by submitting false claims for payment and by manipulating and falsifying documentation in support of such claims. The complaints do not quantify the alleged damages sought and do not identify any of the particular individuals, patient accounts or Apria facilities alleged to be involved in any improper billing. To date, the U.S. Attorney’s office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

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

     During the past several years, Apria and representatives of the government have been analyzing and discussing the documentation underlying Apria’s billings to the federal government for services provided by Apria from mid-1995 through 1998 to a sample of 300 patients selected by the government. Government representatives and counsel for the plaintiffs asserted in 2001 that, by a process of extrapolation from the patient files in the sample to all of Apria’s government billings during the sample period, Apria could have a very significant liability to the government under the False Claims Act. Differences between Apria and the government have been reduced on a number of issues as a result of the analysis and discussions referred to above. Consequently, while Apria’s potential liability could still be very material, Apria believes that the amount the government is now seeking is significantly less than asserted in 2001.

     Apria and government representatives are continuing to explore whether it will be possible to resolve this matter on a basis that would be considered fair and reasonable by all parties. Notwithstanding the progress made to date in reducing the differences between Apria and the government, there remain significant disagreements as to the number and the legal implications of billing documentation deficiencies in the 300-patient sample. Accordingly, Apria cannot provide any assurances as to the outcome of its discussions with the government, or as to the outcome of the qui tam litigation in the absence of a settlement. Management cannot estimate the possible loss or range of loss that may result from these proceedings and, therefore, has not recorded any related accruals.

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

     The current market continues to exert pressure on healthcare companies to reduce healthcare costs, resulting in reduced margins for home healthcare providers such as Apria. Larger group purchasing organizations and supplier groups exert additional pricing pressure on home healthcare providers. These include managed care organizations, which control an increasing portion of the healthcare economy. Apria has a number of contractual arrangements with managed care organizations and other parties, although no individual arrangement accounted for more than 10% of Apria’s net revenues in 2004.

     The segment of the healthcare market in which Apria operates is highly competitive. In each of its service lines, there are a number of national providers and numerous regional and local providers. Other types of healthcare providers, including industrial gas manufacturers, individual hospitals and hospital systems, home health agencies and health maintenance organizations have entered, and may continue to enter the market to compete with Apria’s various service lines. Some of these competitors have, or may obtain, significantly greater financial and marketing resources than Apria that may increase pricing pressure and limit Apria’s ability to maintain or increase its market share.

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
  loss of key personnel;
  the failure to realize anticipated benefits such as cost savings and revenue enhancements;
  the assumption of liabilities of an acquired business, including unforeseen liabilities; and
  difficulties related to assimilating the products, services, personnel and systems of an acquired business.

     During 2004, Apria completed 27 acquisitions for an aggregate consideration of approximately $148.7 million and during 2003, Apria acquired 27 businesses for an aggregate consideration of approximately $98.0 million.

     In connection with past acquisitions, Apria has found that the labor-intensive patient qualification process and conversion of patient files onto Apria’s billing systems can shift focus away from Apria’s routine processes. These activities and the time required to obtain provider numbers from governmental payors often delay billing of the newly acquired business, which may delay cash collections. Moreover, excessive delays may make certain items uncollectible. The successful integration of an acquired business is also dependent on the size of the acquired business, condition of the patient files, complexity of system conversions and local management’s execution of the integration plan. If Apria is not successful in integrating acquired businesses, its results will be adversely affected.

ITEM 2.       PROPERTIES

     Apria leases its headquarters, which are located in Lake Forest, California and consist of approximately 100,000 square feet of office space. The lease expires in 2011.

     Apria has approximately 475 branch facilities that are organized into 14 regions. The region facilities usually house a branch and various regional support functions such as warehousing, repair, billing and infusion pharmacy. These facilities are typically located in light industrial areas and generally range from 20,000 to 85,000 square feet. The typical branch facility, other than those that share a building with a region, is a combination warehouse and office, with approximately 50% of the square footage consisting of warehouse space. These branch facilities, also located in light industrial areas, can range from 1,000 to 50,000 square feet. Apria leases substantially all of its facilities with lease terms of ten years or less.

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

     The investigation relates to two civil qui tam lawsuits against Apria filed under seal on behalf of the government. In 2004 the government for the first time provided Apria with redacted copies of the complaints in these lawsuits. On the copies provided to Apria, the names of the plaintiffs, the courts and the dates instituted were blacked out. In general, both complaints allege that for an unspecified period of time commencing in 1995 Apria knowingly engaged in various schemes to defraud the government by submitting false claims for payment and by manipulating and falsifying documentation in support of such claims. The complaints do not quantify the alleged damages sought and do not identify any of the particular individuals, patient accounts or Apria facilities alleged to be involved in any improper billing. To date, the U.S. Attorney’s office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

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

     During the past several years, Apria and representatives of the government have been analyzing and discussing the documentation underlying Apria’s billings to the federal government for services provided by Apria from mid-1995 through 1998 to a sample of 300 patients selected by the government. Government representatives and counsel for the plaintiffs asserted in 2001 that, by a process of extrapolation from the patient files in the sample to all of Apria’s government billings during the sample period, Apria could have a very significant liability to the government under the False Claims Act. Differences between Apria and the government have been reduced on a number of issues as a result of the analysis and discussions referred to above. Consequently, while Apria’s potential liability could still be very material, Apria believes that the amount the government is now seeking is significantly less than asserted in 2001.

     Apria and government representatives are continuing to explore whether it will be possible to resolve this matter on a basis that would be considered fair and reasonable by all parties. Notwithstanding the progress made to date in reducing the differences between Apria and the government, there remain significant disagreements as to the number and the legal implications of billing documentation deficiencies in the 300-patient sample. Accordingly, Apria cannot provide any assurances as to the outcome of its discussions with the government, or as to the outcome of the qui tam litigation in the absence of a settlement. Management cannot estimate the possible loss or range of loss that may result from these proceedings and, therefore, has not recorded any related accruals.

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
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Apria’s common stock is traded on the New York Stock Exchange under the symbol AHG. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share of Apria common stock:

	High	Low
Year ended December 31, 2004
First quarter	$32.00	$28.00
Second quarter	30.74	27.44
Third quarter	32.00	26.25
Fourth quarter	34.95	26.97
Year ended December 31, 2003
First quarter	$24.23	$20.50
Second quarter	25.10	22.45
Third quarter	29.00	24.42
Fourth quarter	31.69	25.00

     As of March 5, 2005, there were 345 holders of record of Apria common stock. Apria has not paid any dividends since its inception and does not intend to pay any dividends on its common stock in the foreseeable future.

Equity Compensation Plans

     The following table sets forth information as of December 31, 2004 for Apria’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by stockholders	5,091,407	$ 23.08	4,033,379

Equity compensation plans not approved by stockholders	608,738	$ 22.08	-

Totals	5,700,145	$ 22.97	4,033,379

     Apria’s 1998 Nonqualified Stock Incentive Plan is the only equity compensation plan that has not been approved by stockholders. The plan was approved by the Board of Directors on December 15, 1998 and became effective as of that date. Upon stockholder approval of the 2003 Performance Incentive Plan, the ability to grant additional awards under the 1998 Plan was terminated.

ITEM 6.      SELECTED FINANCIAL DATA

     The following table presents Apria’s selected financial data for the five years ended December 31, 2004. The data set forth below have been derived from Apria’s audited Consolidated Financial Statements and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Year Ended December 31,

(in thousands, except per share data)	2004(1)	2003(2)	2002(3)	2001	2000

Statements of Income Data:
Net revenues	$1,451,449	$1,380,945	$1,252,196	$1,131,915	$1,014,201
Net income	114,008	115,992	115,595	71,917	57,006
Basic net income per common share	$2.31	$2.17	$2.12	$1.33	$1.09
Diluted net income per common share	$2.27	$2.15	$2.08	$1.29	$1.06
Balance Sheet Data:
Total assets	$1,107,664	$1,043,435	$795,656	$695,782	$620,332
Long-term obligations, including
current maturities	480,858	500,763	269,368	293,689	343,478
Stockholders’ equity	406,185	365,948	351,309	242,798	146,242

(1)	Net income for 2004 reflects the write-off of deferred debt issuance costs of $2.7 million associated with the November 2004 refinancing.
(2)

The balance sheet data at December 31, 2003 reflects the issuance of convertible senior notes in the aggregate principal amount of $250.0 million and the concurrent repurchase of common stock with $100.0 million of the proceeds. Net income per share for 2003 reflects the effect of the share repurchase.

(3)

Net income for 2002 reflects the impact of the favorable outcome of an income tax dispute that was settled in the fourth quarter of 2002. The components of this impact include: income tax benefit of $11.1 million, interest income of $4.0 million and related professional fee expense of $1.7 million. Effective January 1, 2002, Apria adopted Statement of Financial Accounting Standards No. 142 and accordingly ceased to amortize goodwill.

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

     Strategy. Key elements of Apria’s strategy are as follows:

•

Place principal focus on growth in its core businesses of home respiratory therapy, home infusion therapy and home medical equipment. Offering all three service lines gives Apria a competitive advantage with its managed care, hospital and physician customers, enabling it to maintain a diversified revenue base. Through specific growth initiatives that enhance the company’s clinical offering, Apria continues its emphasis on growth in the home respiratory therapy line, which historically has produced higher gross margins than its home infusion therapy and home medical equipment service lines.

•	Supplement internal growth with strategic acquisitions. Apria operates in a highly fragmented market, which provides an opportunity to drive growth through acquisition of complementary businesses.

•

Develop and apply “best practices” and productivity improvement programs throughout the company with the aim of achieving greater standardization and enhanced productivity. Success with such programs results in reduced costs and increased margins and cash flows. Apria has developed and implemented standardized clinical and delivery models, billing and collection practices, purchasing processes and common operating procedures. Apria continues to focus resources on identifying opportunities for further productivity improvements.

•

Evaluate opportunities to expand offerings in home healthcare. Apria believes that with the aging of the U.S. population, the resulting increases in medical costs and utilization of healthcare services will lead to an expansion of the number of services provided in the home. Providing such services in the home should reduce patient costs as well as enhance patient convenience. Technological advances are also expected to contribute to additional expansion of the domestic home healthcare market. Apria will continue to evaluate new business opportunities. The focus is on identifying the unfulfilled healthcare needs of Apria’s existing patient population and evaluating the potential business opportunity associated with each. Management expects that these opportunities, upon determining their viability and scalability, will result in the future expansion of services that Apria will offer in the home.

     Critical Accounting Policies. Apria’s management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company’s consolidated financial statements. These policies require the most complex and subjective judgments of management. Additionally, the accounting policies related to goodwill, long-lived assets and income taxes require significant judgment.

     Revenue and Accounts Receivable. Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

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

     Goodwill and Long-lived Assets. Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate potential impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Apria’s goodwill impairment test is conducted at a “reporting unit” level and compares each reporting unit’s fair value to its carrying value. The company has determined that its geographic regions are reporting units under SFAS No. 142. The measurement of fair value for each region is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. In projecting its reporting units’ cash flows, management considers industry growth rates and trends, known and potential reimbursement reductions, cost structure changes and local circumstances specific to a region. Based on its tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at December 31, 2004. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized, to the extent the carrying value of the asset exceeded its estimated fair market value.

     Income Taxes. Apria provides for income taxes in accordance with provisions specified in SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the company’s current and past performance, the market environment in which the company operates, tax planning strategies and the length of carryforward periods. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the company provides for income tax issues not yet resolved with federal, state and local tax authorities.

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

     Change in Accounting Principle. Effective January 1, 2002, Apria adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and amended other guidance related to the accounting and reporting of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations are to be measured similarly to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadened the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and established criteria to determine when a long-lived asset is held for sale. Adoption of this statement did not have a material effect on Apria’s consolidated financial statements.

     Recent Accounting Pronouncements. In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” was issued. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition and guidance for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has complied with the expanded financial statement disclosure requirements in its consolidated financial statements. See “SFAS No. 123R.”

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

     FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, was originally issued in January 2003 and subsequently revised in December 2003. FIN No. 46, as revised, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Application of FIN No. 46 is required for potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of the provisions is required for all other variable interest entities by the end of the first reporting period that ends after March 15, 2004. The company currently is not a beneficiary of any variable interest entities, therefore the adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

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

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which amends and clarifies previous guidance on the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Abnormal amounts of these costs should be recognized as current period charges rather than as a portion of inventory cost. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities, which refers to a range of production levels within which ordinary variations are expected. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Apria does not expect the adoption of SFAS No. 151 to have a material effect on the company’s consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Adoption of SFAS No. 123R is required as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, Apria will adopt the statement at the beginning of its third quarter in fiscal 2005, on July 1, 2005. Management is currently evaluating the statement and its transition provisions. The impact of adoption on the results of operations cannot be estimated at this time as it is dependent on the level of future share-based awards. However, had SFAS No. 123R been adopted in prior periods, the effect would have approximated the SFAS No. 123 proforma disclosures presented in the “Notes to Consolidated Financial Statements.”

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB No. 29, “Accounting for Nonmonetary Transactions.” This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. If the future cash flows of the entity are not expected to change significantly as a result of the transaction, then the exchange shall be measured based on the recorded amount of the nonmonetary assets relinquished, rather than on the fair values of the exchanged assets. The statement is effective for nonmonetary asset exchanges beginning after June 15, 2005. Apria does not expect the adoption of SFAS No. 153 to have a material effect on the company’s consolidated financial statements.

Results of Operations

     Net Revenues. Net revenues were $1,451 million in 2004, up from $1,381 million in 2003 and $1,252 million in 2002. Growth rates were 5.1% and 10.3% in 2004 and 2003, respectively. The revenue growth, net of reductions explained below, resulted from volume increases and the acquisition of complementary businesses. Apria’s acquisition strategy generally results in the rapid integration of acquired businesses into existing operating locations. This rapid integration limits Apria’s ability to separately track the amount of revenue generated by an acquired business. Estimating the net revenue contribution from acquisitions therefore requires certain assumptions. Based on these assumptions and its analysis, Apria estimates that approximately $82.3 million of the net revenue growth in 2004 was derived from acquisitions.

     Revenue growth in 2004 was negatively affected by the Medicare reimbursement reduction for respiratory medications that went into effect January 1, 2004. Also, revenues declined as Apria transitioned out of the Gentiva CareCentrix Inc. contract which management chose not to renew for 2004 due to contract pricing differences. The effect in 2004 of the Medicare reduction was $15.2 million and the reduction to revenues resulting from the Gentiva transition was $47.4 million. Further, Apria is experiencing increased pricing pressure from its managed care customers as these organizations seek to lower costs by obtaining more favorable pricing from providers such as Apria. Managed care organizations are also evaluating alternative delivery models for certain products and services, which include those provided by Apria. This potential change may cause Apria to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue.

     The following table sets forth a summary of net revenues by service line:

	Year Ended December 31,

(in thousands)	2004	2003	2002

Home respiratory therapy	$ 990,857	$ 930,406	$ 830,972
Home infusion therapy	246,662	241,860	229,190
Home medical equipment/other	213,930	208,679	192,034

Total net revenues	$1,451,449	$1,380,945	$1,252,196

     Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the respiratory therapy service line increased in 2004 by 6.5% when compared to 2003 and increased by 12.0% in 2003 when compared to 2002. This growth was primarily driven by volume increases and acquisitions of respiratory therapy businesses. The Medicare reimbursement reduction for respiratory medications caused a decline of 1.6% in the revenue growth rates for 2004. The growth in this service line was also reduced by the non-renewal of the Gentiva contract; the related decline represented 4.2% of prior year respiratory revenues.

     Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased 2.0% in 2004 versus 2003 and 5.5% in 2003 versus 2002. Growth in enteral nutrition, one of the strongest contributors in the infusion line was impacted by the Gentiva contract exit. The decline in Gentiva infusion revenues in 2004, virtually all of which had been derived from enteral nutrition, represented 1.1% of prior year infusion revenues.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues increased by 2.5% in 2004 from 2003 and by 8.7% in 2003 from 2002. Rehabilitation revenue growth in 2004 has been considerably lower than in 2003, largely as a result of action taken by the Centers for Medicare & Medicaid Services, or CMS, that required previously qualified orders for power mobility devices to be re-screened against stricter qualification standards. This process resulted in the delay and cancellation of many orders in the first half of 2004, particularly in the first quarter. In the past, the rehabilitation product business was a strong contributor to the growth in the home medical equipment/other line. Further, the decline in Gentiva revenues in home medical equipment/other represented 3.0% of prior year home medical equipment/other revenues. Diabetic supplies, historically a very small percentage of the home medical equipment line, grew significantly in 2004. This growth is directly attributable to an acquisition early in the year of a company that entered the diabetic supply market just prior to being acquired.

     Medicare and Medicaid Reimbursement. In 2004, approximately 38% of Apria’s revenues were reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents 8% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues for all periods presented.

     Medicare Reimbursement. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is herein referred to as the Medicare Modernization Act, became law. The Medicare Modernization Act includes a number of provisions that affect Medicare Part B reimbursement policies for items and services provided by Apria, the most significant of which are:

•

Reimbursement reductions for five durable medical equipment categories, including oxygen — Reimbursement for most of these categories is based on the median price paid for such items on behalf of beneficiaries of federal employee health benefit plans, or FEHBP. The new fee schedules went into effect January 1, 2005. The reimbursement reduction for oxygen, however, is delayed until the Office of the Inspector General provides the Centers for Medicare and Medicaid Services, or CMS, with the additional data required to establish pricing. Providers are currently being reimbursed for oxygen based on 2004 fee schedules, with an indication from CMS that no retroactive adjustment will be made once the new pricing is in effect. Further, a freeze on annual payment increases for durable medical equipment has been instituted from 2004 through 2008.

•

Reimbursement reduction for inhalation drugs — The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced through a shift to the manufacturer-reported average sales price, as defined by the Medicare Modernization Act, plus 6%, plus a separate dispensing fee per patient episode. The dispensing fees for 2005 have been established at $57.00 for a 30-day supply of medications and $80.00 for a 90-day supply.

•

Establishment of a competitive bidding program — Such a program would require that suppliers wishing to provide certain items to beneficiaries submit bids to Medicare. The program, for as yet unspecified durable medical equipment items and services, is to be transitioned into (i) 10 of the largest metropolitan statistical areas in 2007; (ii) 80 of the largest metropolitan statistical areas in 2009; and (iii) additional areas after 2009. The legislation contains special provisions for rural areas.

•

Reimbursement for home infusion therapy under Medicare Part D -- Currently, a limited number of infusion therapies, supplies and equipment is covered by Medicare Part B. The Medicare Modernization Act provides expanded coverage for home infusion drugs. The industry is currently working with CMS to further define the coverage and payment policies that will govern the administration of this benefit, which takes effect in 2006.

•

Incentives for expansion of Medicare Part C -- The Medicare Modernization Act includes financial incentives for managed care plans to expand their provision of Medicare Advantage plans in 2006 in a stated effort to attract more Medicare beneficiaries to managed care models. The company maintains contracts to provide respiratory, infusion and medical equipment and related services to a significant number of managed care plans nationwide, and believes that the Medicare Advantage expansion represents a growth opportunity starting in mid-2006.

     Apria’s management estimates that the revision to inhalation drug reimbursement in 2004 resulted in a revenue reduction from 2003 levels of approximately $15 million. Once the 2005 oxygen fee schedules are released, management will provide an estimate of the aggregate impact of all reimbursement reductions that will be in effect for 2005. The impact of the competitive bidding program scheduled to commence in 2007 cannot be estimated at this time.

     The Balanced Budget Act of 1997 contained several provisions that lowered Apria’s Medicare reimbursement levels. Subsequent legislation—the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000—mitigated some of the effects of the original legislation. The Medicare Modernization Act also addressed some of the issues pending from the earlier legislation. However, still pending from the 1997 Legislation is the streamlined authority granted to the Secretary of the U.S. Department of Health and Human Services, or HHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness authority. In December 2002, CMS issued an interim final rule that establishes a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. As of this date, neither CMS nor the durable medical equipment regional carriers have used the expedited authority.

     Medicaid Reimbursement. Since 2001, some states have adopted alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In at least 22 states, these changes have reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria has elected to stop accepting new Medicaid patient referrals for the affected drugs. Apria is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies, if the reimbursement levels for those services remain adequate. Further, some states are considering other reductions in Medicaid reimbursement as they work through their respective state’s budget process. Apria management cannot predict the outcome of such budget negotiations and whether other states will consider reductions as well.

     Gross Profit. Gross margins were 71.9% in 2004, 72.7% in 2003 and 72.8% in 2002. The margin declined by 0.3% due to the Medicare reimbursement reductions for respiratory medications and was further impacted by the non-renewal of the Gentiva contract. Also, as noted above, Apria’s revenue line has been adversely affected by pricing pressures from its managed care partners. However, Apria has been successful in negotiating favorable product pricing with the company’s suppliers, thereby minimizing the impact of the revenue pricing pressures on the gross margin.

     Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable estimated to be uncollectible are provided for by applying specific percentages to each receivables aging category, which is determined by the number of days the receivable is outstanding. For 2004, 2003 and 2002, the provision for doubtful accounts as a percentage of net revenues was 3.3%, 3.7% and 3.6%, respectively. The improvement in 2004 when compared to 2003 is partially due to strong cash collections in late 2004 and a focused effort to increase cash applications. Also impacting the provision was a lower allowance requirement indicated by the company’s analysis of subsequent realization data.

     Selling, Distribution and Administrative. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Some are also very sensitive to market-driven price fluctuations such as facility lease and fuel costs. The administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not vary as closely with revenue growth as do the operating costs. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 54.3% in 2004, 54.2% in 2003 and 54.7% in 2002. The effect of the Medicare reimbursement reduction on this percentage in 2004 was an increase of 0.6%. Expenses in 2004 reflect savings resulting from management’s focus on productivity and controls placed on labor expenses beginning late in the third quarter of 2003. Management is currently implementing additional productivity initiatives aimed at further reducing costs to mitigate the effects of the 2005 Medicare reimbursement reductions. The decrease in 2003 when compared to 2002 is largely due to one-time costs charged in 2002 that included executive termination costs and professional fees associated with the favorable outcome and settlement of an income tax dispute. See “Income Tax Expense.”

     Amortization of Goodwill and Intangible Assets. Amortization of intangible assets was $6.7 million in 2004, $3.7 million in 2003 and $2.7 million in 2002. The increase in amortization of intangible assets in 2004 is largely due to increased acquisition activity and the valuation of certain customer relationships acquired in the business combinations. The increase in 2003, when compared to 2002, is also due to a higher level of acquisition activity.

     Interest Expense and Income and Write-off of Deferred Debt Issuance Costs. Interest expense was $20.7 million in 2004, $15.8 million in 2003 and $15.0 million in 2002. Interest income was $678,000, $786,000 and $4.2 million in 2004, 2003 and 2002, respectively. Interest expense was higher in 2004 due to the impact of a full year of interest on the $250 million convertible senior notes versus five months recorded in 2003. The interest increases were partially offset by interest reductions resulting from a decrease in borrowings under the credit agreement due to scheduled principal amortization payments and by the expiration in March 2003 of two interest rate swap agreements that had fixed interest at higher rates on a portion of Apria’s debt. Interest expense increased in 2003 from 2002 due to the issuance of the convertible senior notes in August 2003. The additional interest was offset by lower interest on the bank loans due to a reduction in the principal balance and the full year’s effect of the lower applicable interest margin on the $175 million term loan resulting from a June 2002 amendment to the credit agreement.

     Interest income in 2002 reflects a $4.0 million interest refund received in conjunction with the favorable outcome of an income tax dispute. Further, in 2004, the company wrote-off $2.7 million in unamortized debt issuance costs in conjunction with the November 2004 refinancing of the company’s bank loans. See “Long-term Debt.”

     Income Tax Expense. Income taxes were $64.3 million, $70.6 million and $52.4 million for 2004, 2003 and 2002, respectively, and were provided at the effective tax rates expected to be applicable for each year. The income tax provision for 2002 was reduced by a benefit of $11.1 million that resulted from the favorable outcome of an income tax dispute which was settled in the fourth quarter of 2002.

     As a result of settling the tax dispute, Apria utilized approximately $34.2 million of its previously limited $57.0 million net operating loss carryforward during 2002. Such net operating loss carryforward was generated prior to 1992 and utilization had been limited to $5.0 million per year in accordance with Internal Revenue Code Section 382. Prior to 2002, the $57.0 million net operating loss carryforward was not recognized for financial statement reporting purposes as management believed it was unlikely that they would be used before expiration. The remaining net operating loss carryforward of approximately $22.8 million was excluded from the related deferred tax assets and has expired unused.

     Apria utilized $5.0 million of federal net operating loss carryforwards in 2004. The remaining federal net operating loss carryforwards of $12.1 million expired unused on December 31, 2004. The company utilized its remaining alternative minimum tax credit carryforward of $6.1 million in 2003. Additionally, the company has various apportioned state net operating loss carryforwards of $12.3 million, net of federal tax benefit, as of December 31, 2004.

     The company believes it has adequately provided for income tax issues not yet resolved with federal, state and local tax authorities. At December 31, 2004, $19.2 million, net of tax benefit, was accrued for such federal, state and local tax matters. Although not probable, the most adverse resolution of these federal, state and local issues could result in additional charges to earnings in future periods in addition to the $19.2 million currently provided. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

Liquidity and Capital Resources

     Apria’s principal source of liquidity is its operating cash flow, which is supplemented by a $500 million revolving credit facility. Apria’s ability to generate operating cash flows in excess of its operating needs has afforded it the ability, among other things, to pursue its acquisition strategy and fund patient service equipment purchases to support revenue growth, while continuing to reduce long-term debt. Apria’s management believes that its operating cash flow and revolving credit line will continue to be sufficient to fund its operations and growth strategies. However, sustaining the current cash flow levels is dependent on many factors, some of which are not within Apria’s control, such as government reimbursement levels and the financial health of its payors.

     Cash Flow. Cash provided by operating activities in 2004 was $276.0 million compared to $263.9 million in 2003 and $262.0 million in 2002. The increase in 2004, when compared to 2003, is largely due to an increase in net income before items not requiring cash and the timing of disbursements processed against accounts payable and other accruals. These items were partially offset by a larger increase in accounts receivable in 2004 than in 2003, which resulted from acquisition activity. Operating cash flow was relatively flat between 2003 and 2002 despite the fact that 2003 reflects income tax payments totaling $50.4 million as compared to income tax refunds of $3.2 million in 2002.

     Cash used in investing activities was $285.8 million, $242.6 million and $195.4 million in 2004, 2003 and 2002, respectively. The increase in 2004 is primarily due to increased acquisition activity. Cash used in investing activities increased in 2003 when compared to 2002 due to higher levels of acquisition activity and patient service equipment expenditures.

     In 2004, cash used by financing activities was $111.4 million compared to cash provided by financing activities of $112.9 million in 2003, and cash used in financing activities of $49.7 million in 2002. Cash used in 2004 primarily relates to the $100 million repurchase of the company’s common stock and the scheduled principal payments made against the term loans prior to the November 2004 refinancing. Cash provided in 2003 reflects the net proceeds received upon issuance of $250 million of 3.375% convertible senior notes. Also, the company repurchased a total of $118.5 million of its common stock in 2003, $100 million of which was purchased with the convertible note proceeds.

     Contractual Cash Obligations. The following table summarizes Apria’s long-term cash payment obligations to which the company is contractually bound:

	For the Year Ending December 31,

(in millions)	2005	2006	2007	2008	2009	2010+	Total

Revolving loan	$-	$-	$-	$-	$225	$-	$225
Convertible senior notes	-	-	-	-	-	250	250
Capital lease obligations	3	1	-	-	-	-	4
Other long-term debt	2	-	-	-	-	-	2
Operating leases	64	53	36	21	10	14	198
Deferred acquisition payments	9	-	-	-	-	-	9

Total contractual cash obligations	$78	$54	$36	$21	$235	$264	$688

     Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased by $29.5 million during 2004, which is primarily attributable to the revenue increase, particularly from acquisitions. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 52 days at December 31, 2004 compared to 50 at December 31, 2003. The increase in days sales outstanding from the end of 2003 to the end of 2004 is primarily due to the acquisition activity in 2004. The time-consuming processes of converting patient files onto Apria’s systems and obtaining provider numbers from governmental payors routinely delay billing of the newly acquired business. Consequently, the related cash receipts are delayed, causing a temporary increase in accounts receivable and days sales outstanding.

     Accounts aged in excess of 180 days were 21.3% of total receivables at December 31, 2004 and 18.6% at the end of 2003. At December 31, 2004, accounts aged in excess of 180 days for certain summary payor categories were as follows: Medicare 19%; Medicaid 25%; self-pay 33% and managed care/other 21%.

      Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $36.3 million and $33.9 million at December 31, 2004 and 2003, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility. The higher unbilled amount at December 31, 2004 is largely due to acquisitions effected during 2004, for the reasons noted above.

     Inventories and Patient Service Equipment. Inventories consist primarily of pharmaceuticals and disposable products used in conjunction with patient service equipment. Patient service equipment consists of respiratory and home medical equipment that is provided to in-home patients for the course of their care plan, normally on a rental basis, and subsequently returned to Apria for redistribution after cleaning and maintenance is performed.

      The branch locations serve as the primary point from which inventories and patient service equipment are delivered to the patient. The branches are supplied with inventory and equipment from the regional warehouses, which coordinate purchasing with the corporate office. The regions are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between the region and branch locations. Further, the majority of Apria’s patient service equipment is located in patients’ homes. While the utilization varies widely between equipment types, on the average, approximately 80% of the equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Management has successfully instituted a number of controls over the company’s inventories and patient service equipment to minimize such losses. Depending on the product type, the company performs physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories. Inventory and patient service equipment losses for 2004, 2003 and 2002, were $2.0 million, $2.4 million, and $1.2 million, respectively. There can be no assurance that Apria will be able to maintain its current level of control over inventories and patient service equipment. Continued revenue growth is directly dependent on Apria’s ability to fund its inventory and patient service equipment requirements.

      Long-term Debt. Apria’s credit agreement with Bank of America and a syndicate of lenders was amended and restated effective November 23, 2004. The amendment increased the limit of the company’s senior secured credit agreement to $500 million from $400 million. Prior to the amendment, the credit facilities consisted of a $100 million revolving credit facility, a $125 million five-year term loan and a $175 million seven-year term loan. These loans were eliminated in favor of a $500 million revolving credit facility, from which proceeds were used to pay off the remaining balances on the previous loans. The maturity date of the new revolver is November 23, 2009.

     The senior secured credit agreement permits Apria to select one of two variable interest rates. One option is the base rate, which is expressed as the higher of (a) the Federal Funds rate plus 0.50% or (b) the Bank of America prime rate. The other option is the Eurodollar rate, which is based on the London Interbank Offered Rate. Interest on outstanding balances under the senior secured credit agreement is determined by adding a margin to the Eurodollar rate or base rate in effect at each interest calculation date. The applicable margin for the revolving credit facility is based on Apria’s debt rating as determined by S&P or Moody’s with respect to the credit facility. The applicable margin ranges from 0.75% to 1.50% for Eurodollar loans and from zero to 0.50% for base rate loans. The effective interest rate at December 31, 2004, after consideration of the effect of the swap agreements described below, was 3.51%. The senior credit agreement also requires payment of commitment fees ranging from 0.15% to 0.375% (also based on Apria’s debt rating) on the unused portion of the revolving credit facility. See “Hedging Activities.”

     Borrowings under the senior secured credit facility are collateralized by substantially all of the assets of Apria. At December 31, 2004, the company was in compliance with all of the financial covenants required by the credit agreement.

     On December 31, 2004 outstanding borrowings on the revolving credit facility were $224.8 million. Outstanding letters of credit totaled $3.8 million and credit available under the revolving facility was $271.4 million.

     Convertible Senior Notes. In August 2003, Apria issued convertible senior notes in the aggregate principal amount of $250 million under an indenture between Apria and U.S. Bank National Association. The notes were issued in a private placement at an issue price of $1,000 per note (100% of the principal amount at maturity) and were subsequently registered with the Securities and Exchange Commission. The notes will mature on September 1, 2033, unless earlier converted, redeemed or repurchased by Apria. Apria may redeem some or all of the notes at any time after September 8, 2010 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest and contingent interest, if any, to the redemption date. The holders of the notes may require Apria to repurchase some or all of the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest, up to but excluding the applicable repurchase date, initially on September 1, 2008, and subsequently on September 1 of 2010, 2013, 2018, 2023 and 2028, or at any time prior to their maturity following a fundamental change, as defined in the indenture. Any notes that Apria is required to repurchase will be paid for in cash, pursuant to the terms of a December 2004 amendment to the indenture which eliminated the company’s option to pay part of the repurchase price in shares of common stock.

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

      At December 31, 2004, Apria had two interest rate swap agreements in effect to fix its LIBOR-based variable rate debt. The terms of such agreements are as follows: a three-year agreement with a notional amount of $25 million and a fixed rate of 3.04%, expiring December 2005; and a four-year agreement with a notional amount of $25 million and a fixed rate of 3.42%, expiring December 2006. Apria also had two swap agreements with an aggregate notional amount of $50 million and a fixed rate of 2.43% that expired December 2004.

      The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For 2004, Apria paid a net settlement amount of $1.4 million. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive loss. At December 31, 2004, the aggregate fair value of the swap agreements was a liability of $42,000. While no assurances can be made, Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the various swap agreements are nationally recognized financial institutions with strong credit ratings.

     Treasury Stock. On January 16, 2004, Apria prepaid $50 million to repurchase 1.7 million shares of its common stock at a strike price of $28.89 through an accelerated share repurchase program. The related contract, which had a scheduled settlement date of June 16, 2004, provided for cash or net share settlement at Apria’s election. The repurchase of the shares required by the contract was completed on April 28, 2004 and the share price differential was settled in cash on June 7, 2004, for a total cost of $53 million. During the third quarter of 2004, the company purchased an additional 1.7 million shares for $47 million, thereby completing the share repurchase authorized by the Board of Directors.

     During 2003, Apria repurchased 4.5 million shares of its common stock for $118.5 million in open market transactions, of which 3.8 million shares were purchased in conjunction with the issuance of the convertible senior notes. In 2002, Apria repurchased 1.6 million shares for $35 million. All repurchased common shares are being held in treasury.

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

     The aggregate consideration for the 27 acquisitions that closed during 2004 was $148.7 million. Allocation of this amount includes $125.1 million to goodwill and $9.3 million to other intangible assets. The aggregate consideration for acquisitions that closed during 2003 and 2002 was $98.0 million and $78.3 million, respectively. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $144.2 million, $99.4 million and $74.0 million in 2004, 2003 and 2002, respectively. Apria closed 27 acquisitions in 2003 and 17 in 2002.

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

     The investigation relates to two civil qui tam lawsuits against Apria filed under seal on behalf of the government. In 2004 the government for the first time provided Apria with redacted copies of the complaints in these lawsuits. On the copies provided to Apria, the names of the plaintiffs, the courts and the dates instituted were blacked out. In general, both complaints allege that for an unspecified period of time commencing in 1995 Apria knowingly engaged in various schemes to defraud the government by submitting false claims for payment and by manipulating and falsifying documentation in support of such claims. The complaints do not quantify the alleged damages sought and do not identify any of the particular individuals, patient accounts or Apria facilities alleged to be involved in any improper billing. To date, the U.S. Attorney’s office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

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

     During the past several years, Apria and representatives of the government have been analyzing and discussing the documentation underlying Apria’s billings to the federal government for services provided by Apria from mid-1995 through 1998 to a sample of 300 patients selected by the government. Government representatives and counsel for the plaintiffs asserted in 2001 that, by a process of extrapolation from the patient files in the sample to all of Apria’s government billings during the sample period, Apria could have a very significant liability to the government under the False Claims Act. Differences between Apria and the government have been reduced on a number of issues as a result of the analysis and discussions referred to above. Consequently, while Apria’s potential liability could still be very material, Apria believes that the amount the government is now seeking is significantly less than asserted in 2001.

     Apria and government representatives are continuing to explore whether it will be possible to resolve this matter on a basis that would be considered fair and reasonable by all parties. Notwithstanding the progress made to date in reducing the differences between Apria and the government, there remain significant disagreements as to the number and the legal implications of billing documentation deficiencies in the 300-patient sample. Accordingly, Apria cannot provide any assurances as to the outcome of its discussions with the government, or as to the outcome of the qui tam litigation in the absence of a settlement. Management cannot estimate the possible loss or range of loss that may result from these proceedings and, therefore, has not recorded any related accruals.

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

     At December 31, 2004, Apria’s revolving credit facility borrowings totaled $224.8 million. The bank credit agreement governing the revolver provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or the London Interbank Offered Rate. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At December 31, 2004, all of Apria’s outstanding revolving debt was tied to LIBOR.

     At December 31, 2004, Apria had a three-year interest rate swap agreement with a notional amount of $25.0 million and a fixed rate of 3.04% and a four-year interest rate swap agreement with a notional amount of $25.0 million and a fixed rate of 3.42%. Both rates are before the application of the interest margin.

     Based on the term debt outstanding and the swap agreements in place at December 31, 2004, a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $1.7 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of the Independent Registered Public Accounting Firm and the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedule” are filed as part of this report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                       FINANCIAL DISCLOSURE

         None.

ITEM 9A.       CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company that is required to be included in the company’s periodic Securities and Exchange Commission filings.

     During the period covered by this report, there have been no significant changes to the company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Apria’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s internal control over financial reporting system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that material misstatements will be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision and with the participation of management, including the principal executive and financial officers, the company has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2004.

     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report on management’s assessment of Apria’s internal control over financial reporting, which is included herein.

March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders ofApria
Healthcare Group Inc.Lake
Forest, California

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Apria Healthcare Group Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

          A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 16, 2005

ITEM 9B.      OTHER INFORMATION

         None.

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

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)	1.	The financial statements described in the “Index to Consolidated Financial Statements and Financial Statement Schedule” are included in this Annual Report on Form 10-K starting at page F-1.
	2.

The financial statement schedule described in the “Index to Consolidated Financial Statements and Financial Statement Schedule” is included in this Annual Report on Form 10-K starting on page S-1.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	3.	Exhibits included or incorporated by reference herein: See exhibit index.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2004 and 2003
Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
FINANCIAL STATEMENT SCHEDULE
Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Apria Healthcare Group Inc.
Lake Forest, California

          We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2004, included in the index at Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apria Healthcare Group Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 16, 2005

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands, except share data)	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,399	$160,553
Accounts receivable, less allowance for doubtful accounts of $45,064
and $38,531 at December 31, 2004 and 2003, respectively	219,365	196,413
Inventories, net	40,295	29,089
Deferred income taxes	29,126	27,108
Prepaid expenses and other current assets	20,126	16,172

TOTAL CURRENT ASSETS	348,311	429,335

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of
$420,714 and $392,297 at December 31, 2004 and 2003, respectively	224,801	209,551
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	51,012	50,192
DEFERRED INCOME TAXES	5,024	1,690
GOODWILL	455,623	330,532
INTANGIBLE ASSETS, NET	9,907	7,356
DEFERRED DEBT ISSUANCE COSTS, NET	6,962	9,339
OTHER ASSETS	6,024	5,440

	$1,107,664	$1,043,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$63,601	$56,735
Accrued payroll and related taxes and benefits	47,620	43,312
Accrued insurance	8,991	9,854
Income taxes payable	19,208	13,310
Other accrued liabilities	34,014	35,363
Current portion of long-term debt	4,901	31,522

TOTAL CURRENT LIABILITIES	178,335	190,096

LONG-TERM DEBT, net of current portion	475,957	469,241
DEFERRED INCOME TAXES	42,136	15,986
OTHER NON-CURRENT LIABILITIES	5,051	2,164
COMMITMENTS AND CONTINGENCIES (Notes 9 & 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized;
none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
58,236,364 and 57,317,094 shares issued at December 31, 2004 and
2003, respectively; 48,608,705 and 51,107,538 outstanding
at December 31, 2004 and 2003, respectively	58	57
Additional paid-in capital	439,544	414,220
Treasury stock, at cost; 9,627,659 and 6,209,556 shares at
December 31, 2004 and 2003, respectively	(254,432)	(154,432)
Retained earnings	221,041	107,033
Accumulated other comprehensive loss	(26)	(930)

	406,185	365,948

	$1,107,664	$1,043,435

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

(in thousands, except per share data)	2004	2003	2002

Net revenues	$1,451,449	$1,380,945	$1,252,196
Costs and expenses:
Cost of net revenues:
Product and supply costs	271,723	247,438	228,964
Patient service equipment depreciation	119,391	114,815	98,288
Nursing services	819	838	958
Other	15,686	13,652	12,707

TOTAL COST OF NET REVENUES	407,619	376,743	340,917
Provision for doubtful accounts	48,567	51,154	45,115
Selling, distribution and administrative	787,496	747,799	684,738
Amortization of intangible assets	6,712	3,650	2,681

TOTAL COSTS AND EXPENSES	1,250,394	1,179,346	1,073,451

OPERATING INCOME	201,055	201,599	178,745
Interest expense	20,698	15,812	15,028
Interest income	(678)	(786)	(4,235)
Write-off of deferred debt issuance costs	2,730	-	-

INCOME BEFORE TAXES	178,305	186,573	167,952
Income tax expense	64,297	70,581	52,357

NET INCOME	$114,008	$115,992	$115,595

Basic net income per common share	$2.31	$2.17	$2.12

Diluted net income per common share	$2.27	$2.15	$2.08

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Retained	Accumulated
	Common Stock		Additional	Treasury Stock		Earnings	Other	Total
			Paid-In			(Accumulated	Comprehensive	Stockholders’
(in thousands)	Shares	Par Value	Capital	Shares	Cost	Deficit)	Income (Loss)	Equity

Balance at December 31, 2001	54,690	$55	$368,231	86	$(961)	$(124,554)	$27	$242,798
Exercise of stock options	1,891	2	18,835					18,837
Tax benefits related to stock options			10,350					10,350
Repurchases of common stock				1,597	(35,000)			(35,000)
Unrealized loss on interest rate swap agreements, net of taxes							(1,271)	(1,271)
Net income						115,595		115,595

Total comprehensive income (loss)						115,595	(1,271)	114,324

Balance at December 31, 2002	56,581	$57	$397,416	1,683	$(35,961)	$(8,959)	$(1,244)	$351,309
Exercise of stock options	736	-	12,323					12,323
Tax benefits related to stock options			2,518					2,518
Compensatory stock options and awards			1,963					1,963
Repurchases of common stock				4,527	(118,471)			(118,471)
Unrealized gain on interest rate swap agreements, net of taxes							314	314
Net income						115,992		115,992

Total comprehensive income						115,992	314	116,306

Balance at December 31, 2003	57,317	$57	$414,220	6,210	$(154,432)	$107,033	$(930)	$365,948

Exercise of stock options	893	1	18,314					18,315
Tax benefits related to stock options			2,587					2,587
Compensatory stock options and awards	26		4,423					4,423
Repurchases of common stock				3,418	(100,000)			(100,000)
Unrealized gain on interest rate swap agreements, net of taxes							904	904
Net income						114,008		114,008

Total comprehensive income						114,008	904	114,912

Balance at December 31, 2004	58,236	$58	$439,534	9,628	$(254,432)	$221,041	$(26)	$406,185

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(in thousands)	2004	2003	2002

OPERATING ACTIVITIES
Net income	$114,008	$115,992	$115,595
Items included in net income not requiring (providing) cash:
Provision for doubtful accounts	48,567	51,154	45,115
Depreciation	140,762	135,952	116,043
Amortization of intangible assets	6,712	3,650	2,681
Amortization of deferred debt issuance costs	5,153	1,723	1,282
Deferred income taxes	20,798	17,197	54,297
Expense on compensatory stock options and awards	4,423	1,963	-
(Gain) loss on disposition of assets	(682)	(266)	940
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(70,302)	(62,299)	(68,815)
Inventories, net	(9,372)	(1,148)	(399)
Prepaid expenses and other assets	832	(295)	(4,461)
Accounts payable, exclusive of outstanding checks	5,447	(9,412)	(3,206)
Accrued payroll and related taxes and benefits	4,308	5,099	4,306
Income taxes payable	7,935	3,025	1,225
Accrued expenses	(2,577)	1,570	(2,559)

NET CASH PROVIDED BY OPERATING ACTIVITIES	276,012	263,905	262,044
INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(141,755)	(144,007)	(121,727)
Proceeds from disposition of assets	211	774	318
Cash paid for acquisitions, including payments of deferred consideration	(144,235)	(99,403)	(73,960)

NET CASH USED IN INVESTING ACTIVITIES	(285,779)	(242,636)	(195,369)
FINANCING ACTIVITIES
Proceeds from revolving credit facilities	250,850	15,700	150,500
Payments on revolving credit facilities	(26,100)	(15,700)	(158,300)
Payments on term loans	(244,063)	(19,312)	(19,687)
Proceeds from issuance of convertible senior notes	-	250,000	-
Payments on other long-term debt	(9,033)	(5,622)	(2,858)
Outstanding checks included in accounts payable	1,419	632	(2,477)
Capitalized debt issuance costs	(2,775)	(6,649)	(666)
Repurchases of common stock	(100,000)	(118,471)	(35,000)
Issuances of common stock	18,315	12,323	18,837

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(111,387)	112,901	(49,651)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(121,154)	134,170	17,024
Cash and cash equivalents at beginning of year	160,553	26,383	9,359

CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,399	$160,553	$26,383

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

     Company Background and Segment Reporting: Apria operates in the home healthcare segment of the healthcare industry, providing a variety of clinical services and related products and supplies as prescribed by a physician or authorized by a case manager as part of a care plan. Essentially all products and services offered by the company are provided through the company’s network of approximately 475 branch facilities, which are located throughout the United States and are currently organized into 14 geographic regions. Each region consists of a number of branches and a regional office, which provides key support services such as billing, purchasing, equipment maintenance, repair and warehousing. The company’s chief operating decision maker evaluates operating results on a geographic basis and, therefore, views each region as an operating segment. All regions provide the same products and services, including respiratory therapy, infusion therapy and home medical equipment and supplies. Additional support services are provided at a corporate level and management continues to evaluate opportunities to gain efficiencies and cost savings by consolidating regional functions. For financial reporting purposes, all of the company’s operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

     Respiratory therapy, infusion therapy and home medical equipment represent approximately 68%, 17% and 15% of total 2004 revenues, respectively. The gross margins in 2004 for these services and related products were 80%, 57% and 62%, respectively.

     Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. For the years 2004, 2003 and 2002, revenues reimbursed under arrangements with Medicare and Medicaid were approximately 38%, 35% and 34%, respectively, as a percentage of total revenues. In all three years presented, no other third-party payor group represented 10% or more of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented less than 10% of total net revenues for 2004, 2003 and 2002.

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

     Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends, the extent of contracted business and business combinations. Also considered are relevant business conditions such as governmental and managed care payor claims processing procedures and system changes. Also, focused reviews of certain large and/or problematic payors are performed. Due to continuing changes in the healthcare industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on operations and cash flows.

     Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

     Cash and Cash Equivalents: Apria maintains cash with various financial institutions. These financial institutions are located throughout the United States and the company’s cash management practices limit exposure to any one institution. Outstanding checks, which are reported as a component of accounts payable, were $23,031,000 and $21,612,000 at December 31, 2004 and 2003, respectively. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

     Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $36,265,000 and $33,948,000 at December 31, 2004 and 2003, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of pharmaceuticals and items used in conjunction with patient service equipment.

     Patient Service Equipment: Patient service equipment is stated at cost and consists of medical equipment provided to in-home patients. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from one to ten years.

     Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Included in property and equipment are assets under capitalized leases which consist of information systems and software. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for each of the categories presented in Note 2 are as follows: leasehold improvements — the shorter of the remaining lease term or seven years; equipment and furnishings — three to fifteen years; and information systems — three to five years.

     Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods not exceeding five years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software.

     The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount. Management does not believe any impairment of its capitalized software existed at December 31, 2004.

     Goodwill: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, goodwill is not amortized but tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Management does not believe any impairment of its goodwill existed at December 31, 2004.

     Intangible Assets: Intangible assets consist of covenants not to compete, tradenames and customer lists, all of which resulted from business combinations. The values assigned to the covenants are amortized on a straight-line basis over their contractual terms, which range from one to five years. The customer list and tradename valuations are amortized over their period of expected benefit, which averages 9.5 months and 20 months, respectively.

     Management reviews for impairment of intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe any impairment of its intangible assets or long-lived assets existed at December 31, 2004.

     Fair Value of Financial Instruments: The carrying value of Apria’s bank debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair value of the convertible senior notes, as determined by reference to quoted market prices, is $287,878,000. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value because of their short maturity.

     Advertising: Advertising costs amounting to $4,799,000, $3,155,000 and $2,804,000 for 2004, 2003 and 2002, respectively, are expensed as incurred and included in selling, distribution and administrative expenses.

     Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $156,272,000, $142,348,000 and $131,354,000 in 2004, 2003, and 2002, respectively.

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

     Stock-based Compensation: The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Apria has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” For the year ended December 31, 2004, net income reflects compensation expense for restricted stock awards and restricted stock purchase rights valued in accordance with APB No. 25. Had compensation expense for all of the company’s stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS No. 123, Apria’s net income and per share amounts would have been adjusted to the pro forma amounts indicated below. See “Note 1 – Other Recent Accounting Pronouncements – SFAS No. 123R” and “Note 6 – Stockholders’ Equity.”

	Year Ended December 31,

(in thousands, except per share data)	2004	2003	2002

Net income as reported	$114,008	$115,992	$115,595
Add: stock-based compensation expense included in reported net income, net of related tax effects	2,828	1,221	-
Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	(12,869)	(9,206)	(9,852)

Pro forma net income	$103,967	$108,007	$105,743

Basic net income per share:
As reported	$2.31	$2.17	$2.12
Pro forma	$2.11	$2.02	$1.94
Diluted net income per share:
As reported	$2.27	$2.15	$2.08
Pro forma	$2.07	$2.00	$1.90

     Comprehensive Income: For the years ended December 31, 2004 and 2003, the difference between net income and comprehensive income is $904,000 and $314,000, respectively, net of taxes, which is attributable to unrealized gains on various interest rate swap agreements, which are accounted for as cash flow hedges.

     Per Share Amounts: Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options and other awards, using the treasury stock method.

     Change in Accounting Principle: Effective January 1, 2002, Apria adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and amended other guidance related to the accounting and reporting of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations are to be measured similarly to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadened the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and established criteria to determine when a long-lived asset is held for sale. Adoption of this statement did not have a material effect on Apria’s consolidated financial statements.

     Other Recent Accounting Pronouncements: In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” was issued. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition and guidance for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has complied with the expanded financial statement disclosure requirements in its consolidated financial statements.

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

     FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, was originally issued in January 2003 and subsequently revised in December 2003. FIN No. 46, as revised, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Application of FIN No. 46 is required for potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of the provisions will be required for all other variable interest entities by the end of the first reporting period that ends after March 15, 2004. The company currently is not the beneficiary of any variable interest entities, therefore the adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

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

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends and clarifies previous guidance on the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Abnormal amounts of these costs should be recognized as current period charges rather than as a portion of inventory cost. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities, which refers to a range of production levels within which ordinary variations are expected. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Apria does not expect the adoption of SFAS No. 151 to have a material effect on the company’s consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Adoption of SFAS No. 123R is required as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, Apria will adopt the statement July 1, 2005. Management is currently evaluating the statement and its transition provisions. The impact of adoption on the results of operations cannot be estimated at this time as it is dependent on the level of future share-based awards. However, had SFAS No. 123R been adopted in prior periods, the effect would have approximated the SFAS No. 123 proforma disclosures presented above.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB No. 29, “Accounting for Nonmonetary Transactions”. This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. If the future cash flows of the entity are not expected to change significantly as a result of the transaction, then the exchange shall be measured based on the recorded amount of the nonmonetary assets relinquished, rather than on the fair values of the exchanged assets. The statement is effective for nonmonetary asset exchanges beginning after June 15, 2005. Apria does not expect the adoption of SFAS No. 153 to have a material effect on the company’s consolidated financial statements.

     Reclassifications: Certain amounts for prior periods have been reclassified to conform to the current year presentation.

NOTE 2 -- PROPERTY, EQUIPMENT AND IMPROVEMENTS

      Property, equipment and improvements consist of the following:

	December 31,

(in thousands)	2004	2003

Leasehold improvements	$26,422	$21,742
Equipment and furnishings	53,752	49,580
Information systems - hardware	75,003	66,212
Information systems - software	39,158	35,413

	194,335	172,947
Less accumulated depreciation	(143,323)	(122,755)

	$51,012	$50,192

NOTE 3 -- BUSINESS COMBINATIONS

     During 2004, Apria acquired 27 complementary businesses within specific geographic markets, comprised primarily of home respiratory therapy businesses. Similarly, during 2003 and 2002, the company acquired 27 and 17 companies, respectively. For all periods presented, these all-cash transactions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the consolidated income statements from the dates of acquisition. The purchase prices were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value.

     The following table summarizes the allocation of the purchase prices of acquisitions made by the company, which include payments deferred from prior years. In 2004, such payments totaled $4,646,000. At December 31, 2004 and 2003, outstanding deferred consideration totaled $8,575,000 and $4,464,000, respectively, and is included on the balance sheet in other accrued liabilities.

     Cash paid for acquisitions:

	Year Ended December 31,

(in thousands)	2004	2003	2002

Fair value of tangible assets acquired	$14,925	$11,187	$18,022
Intangible assets	9,263	4,864	3,960
Goodwill	125,091	81,669	55,405

Total assets acquired	149,279	97,720	77,387
Liabilities assumed and accrued, net of payments deferred from prior years	(5,044)	1,683	(3,427)

Net assets acquired	$144,235	$99,403	$73,960

     The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during 2004, as if the acquisitions had occurred at the beginning of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Year Ended December 31,

(in thousands, except per share data)	2004	2003

Net revenues	$1,504,530	$1,499,584
Net income	119,689	121,836

Basic net income per common share	$2.42	$2.28

Diluted net income per common share	$2.39	$2.25

NOTE 4 -- GOODWILL AND INTANGIBLE ASSETS

     Apria accounts for its business combinations in accordance with SFAS No. 141, “Business Combinations,” which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized.

     Apria’s goodwill impairment test is conducted at a “reporting unit” level and compares each reporting unit’s fair value to its carrying value. The company has determined that its geographic regions are reporting units under SFAS No. 142. The measurement of fair value for each region is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. For all years presented, Apria’s tests indicated that no impairment existed and, accordingly, no loss has been recognized.

     For the year ended December 31, 2004, the net change in the carrying amount of goodwill of $125,091,000 is the result of business combinations. All of the goodwill recorded in conjunction with business combinations for the periods presented is expected to be deductible for tax purposes.

     Intangible assets, all of which are subject to amortization, consist of the following:

(in thousands)		December 31, 2004			December 31, 2003

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	4.7	$11,947	$(4,060)	$7,887	$11,244	$(5,508)	$5,736
Tradenames	1.7	1,695	(870)	825	2,067	(938)	1,129
Customer lists	< 1.0	2,690	(1,495)	1,195	1,339	(848)	491

		$16,332	$(6,425)	$9,907	$14,650	$(7,294)	$7,356

     Amortization expense amounted to $6,712,000 for the year ended December 31, 2004. Estimated amortization expense for each of the fiscal years ending December 31, is presented below:

Year Ending December 31,	(in thousands)

2005	$ 4,239
2006	2,291
2007	1,724
2008	1,231
2009	422

NOTE 5 -- LONG-TERM DEBT

     Long-term debt consists of the following:

	December 31,

(in thousands)	2004	2003

Notes payable relating to revolving credit facilities	$224,750	$-
Convertible senior notes	250,000	250,000
Term loans payable	-	244,063
Capital lease obligations (see Note 9)	3,596	3,901
Other	2,512	2,799

	480,858	500,763
Less: current maturities	(4,901)	(31,522)

	$475,957	$469,241

     Revolving Credit Facility: Apria’s credit agreement with Bank of America and a syndicate of lenders was amended and restated effective November 23, 2004. The amendment increased the limit of the company’s senior secured credit agreement to $500,000,000 from $400,000,000. Prior to the amendment, the credit facilities consisted of a $100,000,000 revolving credit facility, a $125,000,000 five-year term loan and a $175,000,000 seven-year term loan. These loans were eliminated in favor of a $500,000,000 revolving credit facility, from which proceeds were used to pay off the remaining balances on the previous loans. The maturity date of the new revolver is November 23, 2009.

     At December 31, 2004, borrowings under the revolving credit facility were $224,750,000, outstanding letters of credit totaled $3,855,000 and credit available under the revolving facility was $271,395,000.

     The senior secured credit agreement permits Apria to select one of two variable interest rates. One option is the base rate, which is expressed as the higher of (a) the Federal Funds rate plus 0.50% or (b) the Bank of America prime rate. The other option is the Eurodollar rate, which is based on the London Interbank Offered Rate. Interest on outstanding balances under the senior secured credit agreement is determined by adding a margin to the Eurodollar rate or base rate in effect at each interest calculation date. The applicable margin for the revolving credit facility is based on Apria’s debt rating as determined by either S&P or Moody’s with respect to the credit facility. The applicable margin ranges from 0.75% to 1.50% for Eurodollar loans and from zero to 0.50% for base rate loans. The effective interest rate at December 31, 2004, after consideration of the effect of the swap agreements, was 3.66% on total borrowings of $224,750,000. Without the effect of the swap agreements, such rate would have been 3.51%. The senior credit agreement also requires payment of commitment fees ranging from 0.15% to 0.375% (also based on Apria’s debt rating) on the unused portion of the revolving credit facility.

     Borrowings under the senior secured credit facility are collateralized by substantially all of the assets of Apria. At December 31, 2004, the company was in compliance with all of the financial covenants required by the credit agreement.

     The carrying value of the revolving credit facility approximates fair value because the underlying instruments are variable notes that reprice frequently.

     Convertible Senior Notes: In August 2003, Apria issued convertible senior notes in the aggregate principal amount of $250,000,000 under an indenture between Apria and U.S. Bank National Association. The notes were issued in a private placement at an issue price of $1,000 per note (100% of the principal amount at maturity) and were subsequently registered with the Securities and Exchange Commission. The notes will mature on September 1, 2033, unless earlier converted, redeemed or repurchased by Apria. Apria may redeem some or all of the notes at any time after September 8, 2010 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest and contingent interest, if any, to the redemption date. The holders of the notes may require Apria to repurchase some or all of the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest, up to but excluding the applicable repurchase date, initially on September 1, 2008, and subsequently on September 1 of 2010, 2013, 2018, 2023 and 2028, or at any time prior to their maturity following a fundamental change, as defined in the indenture. Any notes that Apria is required to repurchase will be paid for in cash, pursuant to the terms of a December 2004 amendment to the indenture which eliminated the company’s option of paying part of the repurchase price in common stock.

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

     The notes are unsecured and unsubordinated obligations and are senior in right of payment to any subordinated debt of the company. The notes rank junior to the company’s senior secured credit facility to the extent of the assets securing such indebtedness. The fair value of these notes, as determined by reference to quoted market prices, is $287,878,000 at December 31, 2004.

     Maturities of long-term debt, exclusive of capital lease obligations, are as follows:

Year Ending December 31,	(in thousands)

2005	$2,417
2006	95
2007	-
2008	-
2009	224,750
Thereafter	250,000

$477,262

Total interest paid in 2004, 2003 and 2002 amounted to $17,990,000, $10,297,000 and $13,691,000, respectively.

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

     At December 31, 2004, Apria had two interest rate swap agreements in effect to fix its LIBOR-based variable rate debt, a three-year agreement with a notional amount of $25,000,000 and a fixed rate of 3.04%, and a four-year agreement with a notional amount of $25,000,000 and a fixed rate of 3.42%. Both interest rates are before applicable interest rate margins specified in the applicable credit agreement. Apria also had two swap agreements with an aggregate notional amount of $50,000,000 and fixed rates of 2.435% and 2.43%, before applicable interest margins, that expired in December 2004. Prior to that, the company had two interest rate swap agreements with a total notional amount of $100,000,000 and a fixed-rate of 2.58% before applicable interest margin, that expired March 31, 2003. The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the years ended December 31, 2004, 2003 and 2002, Apria paid net settlement amounts of $1,381,000, $1,917,000 and $780,000, respectively. At December 31, 2004, the aggregate fair value of the swap agreements was a deficit of $42,000 and is reflected in the accompanying balance sheet in other accrued liabilities. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive loss. Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty nonperformance. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the various swap agreements are nationally recognized financial institutions with strong credit ratings.

NOTE 6 -- STOCKHOLDERS’ EQUITY

     Treasury Stock: On January 16, 2004, Apria prepaid $50,000,000 to repurchase 1,730,703 shares of its common stock at a strike price of $28.89 through an accelerated share repurchase program. The related contract, which had a scheduled settlement date of June 16, 2004, provided for cash or net share settlement at Apria’s election. The repurchase of the shares required by the contract was completed on April 28, 2004 and the share price differential was settled in cash on June 7, 2004, for a total cost of $53,033,000. During the third quarter of 2004, the company purchased an additional 1,687,400 shares for $46,967,000, thereby completing the share repurchase authorized by the Board of Directors.

     During 2003, Apria repurchased 4,526,000 shares of its common stock for $118,471,000. Of these amounts, 3,786,000 shares were repurchased for $100,000,000 in conjunction with the issuance of the convertible senior notes. The company also repurchased 1,597,000 shares for $35,000,000 in 2002. With the exception of the shares acquired through the accelerated repurchase program in 2004, all repurchases were made in open market transactions throughout the year. All repurchased shares are being held in treasury.

     Stock Compensation Plans: Apria has various stock-based compensation plans, which are described below. Management accounts for these plans under the recognition and measurement principles of APB No. 25 and related interpretations. Compensation expense of $4,423,000 and $1,963,000 related to the issuance of restricted stock purchase rights and restricted stock awards is included in net income for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, expense that may be recorded in future periods relating to such awards amounted to $13,466,000.

     For purposes of the pro forma disclosure presented in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002: risk-free interest rates of 3.19%, 2.84% and 4.35%, respectively; dividend yield of 0% for all years; expected lives of 4.51 years for 2004, 4.80 years in 2003 and 4.13 years in 2002 and volatility of 43% for 2004, 54% for 2003 and 59% for 2002. See “Note 1 – Summary of Significant Accounting Policies – Stock-based Compensation and Other Recent Accounting Pronouncements.”

     Fixed Stock Options: Apria has various fixed stock option plans that provide for the granting of incentive or non-statutory options to its key employees and non-employee members of the Board of Directors. In the case of incentive stock options, the exercise price may not be less than the fair market value of the company’s stock on the date of the grant, and may not be less than 110% of the fair market value of the company’s stock on the date of the grant for any individual possessing 10% or more of the voting power of all classes of stock of the company. The dates at which the options become exercisable range from the date of grant to five years after the date of grant and expire not later than ten years after the date of grant. The weighted-average fair values of fixed stock options granted during 2004, 2003 and 2002 were $12.07, $10.68 and $11.79, respectively.

     A summary of the activity of Apria’s fixed stock options for 2004, 2003 and 2002 is presented below:

	2004		2003		2002

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	4,425,954	$22.16	4,357,976	$21.69	4,347,019	$20.41
Granted:
Exercise price equal to fair value	1,647,000	$31.45	1,181,125	$22.49	1,546,500	$23.59
Exercised	(804,770)	$22.48	(654,731)	$17.88	(703,858)	$13.10
Forfeited	(193,511)	$26.19	(458,416)	$24.68	(831,685)	$25.77

Outstanding at end of year	5,074,673	$24.97	4,425,954	$22.16	4,357,976	$21.69

Exercisable at end of year	2,503,546	$21.71	2,308,611	$20.90	2,057,595	$19.18

     The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 6.69 - $12.19	201,590	3.27	$9.65	201,590	$9.65
$12.75 - $16.94	328,861	4.33	$15.25	328,861	$15.25
$17.38 - $19.63	240,199	4.96	$18.82	240,199	$18.82
$20.50 - $24.01	1,679,898	7.38	$22.53	835,189	$22.77
$24.18 - $26.23	352,000	7.15	$24.87	268,666	$24.97
$27.13 - $28.30	767,125	6.56	$27.32	629,041	$27.26
$30.20 - $33.40	1,505,000	9.50	$31.66	-	$-

$ 6.69 - $33.40	5,074,673	7.39	$24.97	2,503,546	$21.71

     Performance-based Stock Options: Included in Apria’s stock-based compensation plans are provisions for the granting of performance-based stock options. In 2004 and 2003, Apria granted options in the form of restricted stock purchase rights to key members of senior management. These options become exercisable over periods of six and seven years and expire not later than ten years from the date of grant. Accelerated vesting will ensue upon the occurrence of certain events or the achievement of certain cumulative financial targets based on two and three year measurement periods. As of December 31, 2004, all options related to the two-year measurement period had vested upon the achievement of certain cumulative financial targets. The weighted-average fair value of performance-based stock options granted during 2004 and 2003 was $24.98 and $21.06, respectively.

     A summary of the activity of Apria’s performance-based stock options, including those granted in the form of restricted stock purchase rights, for 2004, 2003 and 2002 is presented below:

	2004		2003		2002

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	603,972	$6.61	209,658	$7.34	1,396,210	$7.91
Granted:
Exercise price less than fair value	110,000	$7.60	476,000	$6.49	-	$-
Exercised	(88,500)	$6.50	(81,686)	$7.78	(1,186,552)	$8.01
Forfeited	-	$-	-	$-	-	$-

Outstanding at end of year	625,472	$6.80	603,972	$6.61	209,658	$7.34

Exercisable at end of year	229,972	$6.79	127,972	$7.05	209,658	$7.34

The following table summarizes information about performance-based stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 6.46 - $ 6.46	455,000	8.61	$6.46	183,000	$6.46
$ 6.50 - $ 6.50	32,138	3.55	$6.50	32,138	$6.50
$ 7.05 - $18.56	138,334	8.82	$7.97	14,834	$11.51

$ 6.46 - $18.56	625,472	8.40	$6.80	229,972	$6.79

     Apria granted restricted stock awards to its non-employee directors during 2004 and 2003. The awards granted for 2004, representing 26,000 shares, will vest in April 2005. The awards granted in 2003, representing 26,000 shares, vested and were released in April 2004. Apria also granted restricted stock awards, representing 200,000 shares, to key members of senior management on December 30, 2004. These awards will vest on December 31, 2011. Accelerated vesting will ensue upon the occurrence of certain events and the achievement of certain cumulative financial targets based on a three-year measurement period. Approximately 9,960,000 shares of common stock are reserved for future issuance upon the exercise of stock options and awards under all of Apria’s active plans.

NOTE 7 -- INCOME TAXES

     Significant components of Apria’s deferred tax assets and liabilities are as follows:

	December 31,

(in thousands)	2004	2003

Deferred tax assets:
Allowance for doubtful accounts	$17,318	$14,449
Accruals	10,796	9,442
Asset valuation reserves	4,761	1,011
Net operating loss carryforward	12,329	14,691
Intangible assets	7,258	5,497
Other, net	4,280	3,213

	56,742	48,303
Less: valuation allowance	(3,175)	(9,978)

Total deferred tax assets	53,567	38,325

Deferred tax liabilities:
Tax over book depreciation	(43,143)	(22,051)
Tax over book goodwill amortization	(14,714)	(3,462)
Other, net	(3,696)	-

Total deferred tax liabilities	(61,553)	(25,513)

Net deferred tax (liabilities) assets	$(7,986)	$12,812

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the company’s current and past performance, the market environment in which the company operates, tax planning strategies and the length of carryforward periods.

     During 2004, the valuation allowance decreased by $6,803,000 due to the fact that state net operating loss carryforwards, that were previously expected to expire, became realizable due to a change in estimate of expected future period earnings.

     At December 31, 2004, the company has various apportioned state net operating loss carryforwards which resulted in a deferred tax asset, net of federal tax benefit, of $12,329,000 in 2004 and $12,935,000 in 2003.

     Income tax expense (benefit) consists of the following:

	Year Ended December 31,

(in thousands)	2004	2003	2002

Current:
Federal	$35,245	$39,558	$(8,348)
State	8,254	13,826	6,408

	43,499	53,384	(1,940)

Deferred:
Federal	25,088	14,940	53,058
State	(4,290)	2,257	1,239

	20,798	17,197	54,297

	$64,297	$70,581	$52,357

     The exercise of stock options granted under Apria’s various stock option plans resulted in compensation of $6,810,000, $6,204,000 and $27,601,000, during 2004, 2003 and 2002, respectively. These amounts are taxable income to the employee and are deductible by the company for federal and state tax purposes but are not recognized as expense for financial reporting purposes. Such tax benefits are included in additional paid-in capital.

     Differences between Apria’s income tax expense and an amount calculated utilizing the federal statutory rate are as follows:

	Year Ended December 31,

(in thousands)	2004	2003	2002

Income tax expense at statutory rate	$62,407	$65,300	$58,783
Non-deductible expenses	465	437	735
State taxes, net of federal benefit and state loss carryforwards	7,942	5,532	4,519
Change in valuation allowance	(6,803)	-	-
Settlement of income tax dispute	-	-	(11,073)
Other	286	(688)	(607)

	$64,297	$70,581	$52,357

     Net income taxes paid (received) in 2004, 2003 and 2002 amounted to $35,564,000, $50,359,000 and $(3,165,000), respectively.

     The company believes it has adequately provided for income tax issues not yet resolved with federal, state and local tax authorities. At December 31, 2004, $19,200,000, net of tax benefit, was accrued for such federal, state and local tax matters and is included in income taxes payable. Although not probable, the most adverse resolution of these federal, state and local issues could result in additional charges to earnings in future periods in addition to the $19,200,000 currently provided. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

NOTE 8 -- PER SHARE AMOUNTS

     The following table sets forth the computation of basic and diluted per share amounts:

	Year Ended December 31,

(in thousands, except per share data)	2004	2003	2002

Numerator:
Net income	$114,008	$115,992	$115,595
Numerator for basic and diluted per share amounts – net income available to common stockholders	$114,008	$115,992	$115,595
Denominator:
Denominator for basic per share amounts – weighted-average shares	49,368	53,446	54,586
Effect of dilutive securities:
Employee stock options and awards	812	620	869

Total dilutive potential common shares	812	620	869

Denominator for diluted per share amounts – adjusted weighted-average shares	50,180	54,066	55,455

Basic net income per common share	$2.31	$2.17	$2.12

Diluted net income per common share	$2.27	$2.15	$2.08

Employee stock options excluded from the computation of diluted per share amounts:
Shares for which exercise price exceeds average market price of common stock	1,505	1,124	2,543

Average exercise price per share that exceeds average market price of common stock	$31.66	$26.75	$25.31

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

     Apria occasionally subleases unused facility space when a lease buyout is not a viable option. Sublease income, in amounts not considered material, is recognized monthly and is offset against facility lease expense. Net rent expense in 2004, 2003 and 2002 amounted to $72,330,000, $68,141,000 and $62,383,000, respectively.

     In addition, during 2004, 2003 and 2002, Apria acquired information systems and software totaling $3,156,000, $366,000 and $5,937,000, under capital lease arrangements with lease terms ranging from 24 to 36 months. Amortization of the leased information systems and software amounted to $1,767,000, $1,953,000 and $1,367,000 in 2004, 2003 and 2002, respectively.

     The following amounts for assets under capital lease obligations are included in property, equipment and improvements:

	December 31,

(in thousands)	2004	2003

Information systems	$9,009	$7,894
Software	84	245
Less accumulated depreciation	(4,158)	(3,639)

	$4,935	$4,500

     Future minimum payments, by year and in the aggregate, required under capital lease obligations and noncancelable operating leases consist of the following at December 31, 2004:

(in thousands)	Capital Leases	Operating Leases

2005	$2,552	$64,338
2006	1,123	52,691
2007	-	36,153
2008	-	20,982
2009	-	10,156
Thereafter	-	13,845

	3,675	$198,165

Less interest included in minimum lease payments	79

Present value of minimum lease payments	3,596
Less current portion	2,485

	$1,111

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     Apria has a 401(k) defined contribution plan, whereby eligible employees may contribute up to 35% of their annual base earnings. The company matches 50% of the first 8% of employee contributions. Total expenses related to the defined contribution plan were $4,588,000, $4,456,000 and $4,569,000 in 2004, 2003 and 2002, respectively.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

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

     The investigation relates to two civil qui tam lawsuits against Apria filed under seal on behalf of the government. In 2004 the government for the first time provided Apria with redacted copies of the complaints in these lawsuits. On the copies provided to Apria, the names of the plaintiffs, the courts and the dates instituted were blacked out. In general, both complaints allege that for an unspecified period of time commencing in 1995 Apria knowingly engaged in various schemes to defraud the government by submitting false claims for payment and by manipulating and falsifying documentation in support of such claims. The complaints do not quantify the alleged damages sought and do not identify any of the particular individuals, patient accounts or Apria facilities alleged to be involved in any improper billing. To date, the U.S. Attorney’s office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

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

     During the past several years, Apria and representatives of the government have been analyzing and discussing the documentation underlying Apria’s billings to the federal government for services provided by Apria from mid-1995 through 1998 to a sample of 300 patients selected by the government. Government representatives and counsel for the plaintiffs asserted in 2001 that, by a process of extrapolation from the patient files in the sample to all of Apria’s government billings during the sample period, Apria could have a very significant liability to the government under the False Claims Act. Differences between Apria and the government have been reduced on a number of issues as a result of the analysis and discussions referred to above. Consequently, while Apria’s potential liability could still be very material, Apria believes that the amount the government is now seeking is significantly less than asserted in 2001.

     Apria and government representatives are continuing to explore whether it will be possible to resolve this matter on a basis that would be considered fair and reasonable by all parties. Notwithstanding the progress made to date in reducing the differences between Apria and the government, there remain significant disagreements as to the number and the legal implications of billing documentation deficiencies in the 300-patient sample. Accordingly, Apria cannot provide any assurances as to the outcome of its discussions with the government, or as to the outcome of the qui tam litigation in the absence of a settlement. Management cannot estimate the possible loss or range of loss that may result from these proceedings and, therefore, has not recorded any related accruals.

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

     Medicare Reimbursement: In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is herein referred to as the Medicare Modernization Act, became law. The Medicare Modernization Act includes a number of provisions that affect Medicare Part B reimbursement policies for items and services provided by Apria, the most significant of which are:

•

Reimbursement reductions for five durable medical equipment categories, including oxygen — Reimbursement for most of these categories is based on the median price paid for such items on behalf of beneficiaries of federal employee health benefit plans, or FEHBP. The new fee schedules went into effect January 1, 2005. The reimbursement reduction for oxygen, however, is delayed until the Office of the Inspector General provides the Centers for Medicare and Medicaid Services, or CMS, with the additional data required to establish pricing. Providers are currently being reimbursed for oxygen based on 2004 fee schedules, with an indication from CMS that no retroactive adjustment will be made once the new pricing is in effect. Further, a freeze on annual payment increases for durable medical equipment has been instituted from 2004 through 2008.

•

Reimbursement reduction for inhalation drugs — The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced through a shift to the manufacturer-reported average sales price, as defined by the Medicare Modernization Act, plus 6%, plus a separate dispensing fee per patient episode. The dispensing fees for 2005 have been established at $57.00 for a 30-day supply of medications and $80.00 for a 90-day supply.

•

Establishment of a competitive bidding program — Such a program would require that suppliers wishing to provide certain items to beneficiaries submit bids to Medicare. The program, for as yet unspecified durable medical equipment items and services, is to be transitioned into (i) 10 of the largest metropolitan statistical areas in 2007; (ii) 80 of the largest metropolitan statistical areas in 2009; and (iii) additional areas after 2009. The legislation contains special provisions for rural areas.

•

Reimbursement for home infusion therapy under Medicare Part D -- Currently, a limited number of infusion therapies, supplies and equipment is covered by Medicare Part B. The Medicare Modernization Act provides expanded coverage for home infusion drugs. The industry is currently working with CMS to further define the coverage and payment policies that will govern the administration of this benefit, which takes effect in 2006.

•

Incentives for expansion of Medicare Part C -- The Medicare Modernizaion Act includes financial incentives for managed care plans to expand their provision of Medicare Advantage plans in 2006 in a stated effort to attract more Medicare beneficiaries to managed care models. The company maintains contracts to provide respiratory, infusion and medical equipment and related services to a significant number of managed care plans nationwide, and believes that the Medicare Advantage expansion represents a growth opportunity starting in mid-2006.

     Apria’s management estimates that the revision to inhalation drug reimbursement in 2004 resulted in a revenue reduction from 2003 levels of approximately $15 million. Once the 2005 oxygen fee schedules are released, management will provide an estimate of the aggregate impact of all reimbursement reductions that will be in effect for 2005. The impact of the competitive bidding program scheduled to commence in 2007 cannot be estimated at this time.

     The Balanced Budget Act of 1997 contained several provisions that lowered Apria’s Medicare reimbursement levels. Subsequent legislation—the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000—mitigated some of the effects of the original legislation. The Medicare Modernization Act also addressed some of the issues pending from the earlier legislation. However, still pending from the 1997 Legislation is the streamlined authority granted to the Secretary of the U.S. Department of Health and Human Services, or HHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness authority. In December 2002, CMS issued an interim final rule that establishes a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. As of this date, neither CMS nor the durable medical equipment regional carriers have used the expedited authority.

     Supplier Concentration: Apria currently purchases approximately 56% of its patient service equipment and supplies from four vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect operating results.

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

NOTE 12 -- SERVICE/PRODUCT LINE DATA

     The following table sets forth a summary of net revenues and gross profit by service line:

	Year Ended December 31,

(in thousands)	2004	2003	2002

Net revenues:
Respiratory therapy	$990,857	$930,406	$830,972
Infusion therapy	246,662	241,860	229,190
Home medical equipment/other	213,930	208,679	192,034

Total net revenues	$1,451,449	$1,380,945	$1,252,196

Gross profit:
Respiratory therapy	$774,149	$731,215	$661,879
Infusion therapy	139,307	142,744	130,439
Home medical equipment/other	130,374	130,243	118,961

Total gross profit	$1,043,830	$1,004,202	$911,279

NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter

(in thousands, except per share data)	First	Second	Third	Fourth

2004
Net revenues	$350,881	$359,562	$364,569	$376,437
Gross profit	251,960	260,642	262,593	268,635
Operating income	49,875	51,785	47,852	51,543
Net income	27,847	29,059	29,835	27,267

Basic income per common share	$0.56	$0.58	$0.61	$0.56
Diluted income per common share	$0.55	$0.57	$0.60	$0.55
2003
Net revenues	$335,069	$343,284	$346,323	$356,269
Gross profit	242,908	251,444	253,194	256,656
Operating income	48,439	50,299	50,207	52,654
Net income	27,826	29,412	28,857	29,897

Basic income per common share	$0.51	$0.54	$0.55	$0.59
Diluted income per common share	$0.50	$0.53	$0.54	$0.58

     Net income for the third quarter of 2004 was impacted by year-to-date adjustment to lower the effective income tax rate. State net operating loss carryforwards, that were previously expected to expire, became realizable due to a change in estimate of expected future period earnings.

•    •     •    •    •

APRIA HEALTHCARE GROUP INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$38,531	$48,567	$-	$42,034	$45,064
Reserve for inventory and patient service equipment shortages	$1,377	$3,909	$-	$2,056	$3,230
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$32,206	$51,154	$-	$44,829	$38,531
Reserve for inventory and patient service equipment shortages	$3,999	$-	$-	$2,612	$1,377
Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$32,073	$45,115	$-	$44,982	$32,206
Reserve for inventory and patient service equipment shortages	$4,498	$-	$-	$499	$3,999

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 16, 2005

APRIA HEALTHCARE GROUP INC. /s/ LAWRENCE M. HIGBY Lawrence M. Higby Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAWRENCE M. HIGBY Lawrence M. Higby	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005
/s/ AMIN I. KHALIFA Amin I. Khalifa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005
/s/ ALICIA PRICE Alicia Price	Vice President and Controller (Principal Accounting Officer)	March 16, 2005
/s/ RALPH V. WHITWORTH Ralph V. Whitworth	Director and Chairman of the Board	March 16, 2005
/s/ VICENTE ANIDO, JR. Vicente Anido, Jr.	Director	March 16, 2005
/s/ I.T. CORLEY I.T. Corley	Director	March 16, 2005
/s/ DAVID L. GOLDSMITH David L. Goldsmith	Director	March 16, 2005
/s/ RICHARD H. KOPPES Richard H. Koppes	Director	March 16, 2005
/s/ PHILIP R. LOCHNER, JR. Philip R. Lochner, Jr.	Director	March 16, 2005
/s/ JERI L. LOSE Jeri L. Lose	Director	March 16, 2005
/s/ BEVERLY B. THOMAS Beverly B. Thomas	Director	March 16, 2005

Exhibit No.	EXHIBIT INDEX Description	Reference

3.1	Restated Certificate of Incorporation of Registrant.	(c)

3.2	Certificate of Ownership and Merger merging Registrant into Abbey and amending Abbey’s Restated Certificate of Incorporation to change Abbey’s name to "Apria Healthcare Group Inc."	(g)

3.3	Certificate of Amendment of Certificate of Incorporation of Registrant

3.4	Amended and Restated Bylaws of Registrant, as amended on November 20, 2002.	(h)

4.1	Specimen Stock Certificate of the Registrant.	(g)

4.2	Certificate of Designation of the Registrant	(c)

4.3	Indenture dated August 20, 2003, between Registrant and U.S. Bank National Association, as trustee, describing the Registrant’s issuance of 3.375% Convertible Senior Notes due 2033.	(k)

4.4	First Supplemental Indenture dated December 14, 2004, supplementing and amending the indenture dated August 20, 2003.

10.1	1991 Stock Option Plan	(a)

10.2	Schedule of Registration Procedures and Related Matters	(b)

10.3	401(k) Savings Plan, restated effective October 1, 1993, amended December 28, 1994.	(e)

10.4	Amendment Number Two to the 401(k) Savings Plan, dated June 27, 1995.	(h)

10.5	Apria/Homedco Stock Incentive Plan, dated June 28, 1995.	(d)

10.6	Amended and Restated 1992 Stock Incentive Plan.	(e)

10.7	Amendment Number Three to the 401(k) Savings Plan, effective January 1, 1996.	(h)

10.8	Amendment 1996-1 to the 1991 Stock Option Plan, dated October 28, 1996.

10.9	Amendment 1996-1 to the Amended and Restated 1992 Stock Incentive Plan, dated October 28, 1996.

10.10	Amended and Restated 1997 Stock Incentive Plan, dated February 27, 1997, as amended through June 30, 1998.

10.11	1998 Nonqualified Stock Incentive Plan, dated December 15, 1998

10.12	Amendment No. 1 to the 1998 Nonqualified Stock Incentive Plan, dated January 31, 2001.	(f)

10.13	Internationl Swaps and Derivatives Association, Inc. Master Agreement dated December 3, 2002, between Registrant and Credit Lyonnais New York Branch.	(h)

10.14	Schedule to the Master Agreement dated December 3, 2002, between Registrant and Credit Lyonnais New York Branch.	(h)

10.15	International Swaps and Derivatives Association, Inc. Master Agreement dated December 3, 2002, between Registrant and Bank of Nova Scotia.	(h)

10.16	Schedule to the Master Agreement dated December 3, 2002, between Registrant and Bank of Nova Scotia.	(h)

10.17	Amendment to Executive Severance Agreement dated March 18, 2003, between Registrant and Anthony S. Domenico.	(h)

10.18

Form of Stock Ownership Requirements Agreement, dated February 18, 2003, between Registrant and its exective officers, and Exhibit A thereto, Stock Ownership Requirements for Senior Executive Officers.

(i)

10.19	Apria Healthcare Group Inc. 2003 Performance Incentive Plan, dated July 17, 2003.	(j)

10.20	Prepaid Forward Commitment to Repurchase Shares of Apria Common Stock, dated January 16, 2004, between Registrant and Credit Suisse First Boston Capital LLC.	(m)

10.21	Settlement Agreement Related to the Repurchase of Apria Common Stock, dated January 16, 2004, between Registrant and Credit Suisse First Boston Capital LLC.	(m)

10.22	Executive Severance Agreement dated April 23, 2004, between Registrant and Amin I. Khalifa.	(n)

10.23	Executive Severance Agreement dated April 23, 2004, between Registrant and John J. McDowell.	(n)

10.24	Executive Severance Agreement dated April 23, 2004, between Registrant and Daniel J. Starck.	(n)

10.25

Fourth Amended and Restated Credit Agreement dated November 23, 2004, among Registrant and certain of its subsidiaries, Bank of America, N.A., The Bank of Nova Scotia and certain other lending institutions.

(o)

14.1	Registrant’s Code of Ethical Business Conduct.	(l)

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

References – Documents filed with the Securities and Exchange Commission
(a)	Incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-44690), as filed on December 23, 1991.

(b)	Incorporated by reference to Registration Statement on Form S-4 (Registration No. 33-69094), as filed on September 17, 1993.

(c)	Incorporated by reference to Registration Statement on Form S-4 (Registration No. 33-90658), and its appendices, as filed on March 27, 1995.

(d)	Incorporated by reference to Registration Statement on Form S-8 (Registration No. 33-94026), as filed on June 28, 1995.

(e)	Incorporated by reference to Registration Statement on Form S-8 (Registration No. 33-80581), as filed on December 19, 1995.

(f)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000.

(g)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001.

(h)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002.

(i)	Incorporated by reference to Quarterly Report on Form 10-Q dated March 31, 2003, as filed on May 15, 2003.

(j)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2003, as filed on August 12, 2003.

(k)	Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 2003, as filed on November 14, 2003.

(l)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

(m)	Incorporated by reference to Quarterly Report on Form 10-Q dated March 31, 2004, as filed on May 10, 2004.

(n)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2004, as filed on August 6, 2004.

(o)	Incorporated by reference to Current Report on Form 8-K dated November 23, 2004, as filed on November 30, 2004.