Form 10-Q
period 2005-03-31
APRIA HEALTHCARE GROUP INC
filed 2005-05-10
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

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

As of May 2, 2005 there were outstanding 49,035,358 shares of the Registrant’s common stock, par value $.001, which is the only class of common stock of the Registrant (not including 9,627,659 shares held in treasury).

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

For the period ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
     •  Condensed Consolidated Balance Sheets
     •  Condensed Consolidated Income Statements
     •  Condensed Consolidated Statements of Cash Flows
• Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURES

EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (unaudited)

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(dollars in thousands)	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,634	$39,399
Accounts receivable, less allowance for doubtful accounts of $48,898
and $45,064 at March 31, 2005 and December 31, 2004, respectively	234,377	219,365
Inventories, net	40,702	40,295
Deferred income taxes	29,904	29,126
Prepaid expenses and other current assets	19,033	20,126

TOTAL CURRENT ASSETS	351,650	348,311

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $426,085
and $420,714 at March 31, 2005 and December 31, 2004, respectively	230,458	224,801
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net	49,207	51,012
DEFERRED INCOME TAXES	7,304	5,024
GOODWILL	474,281	455,623
INTANGIBLE ASSETS, less accumulated amortization of $8,045 and
$6,425 at March 31, 2005 and December 31, 2004, respectively	10,771	9,907
DEFERRED DEBT ISSUANCE COSTS, net	6,545	6,962
OTHER ASSETS	11,583	6,024

	$1,141,799	$1,107,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$64,979	$63,601
Accrued payroll and related taxes and benefits	45,106	47,620
Accrued insurance	9,344	8,991
Income taxes payable	29,326	19,208
Other accrued liabilities	25,380	34,014
Current portion of long-term debt	2,864	4,901

TOTAL CURRENT LIABILITIES	176,999	178,335

LONG-TERM DEBT, exclusive of current portion	475,535	475,957
DEFERRED INCOME TAXES	39,592	42,136
OTHER NON-CURRENT LIABILITIES	6,443	5,051
COMMITMENTS AND CONTINGENCIES (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized;
none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
58,653,768 and 58,236,364 shares issued at March 31, 2005 and
December 31, 2004, respectively; 49,026,109 and 48,608,705 shares
outstanding at March 31, 2005 and December 31, 2004, respectively	59	58
Additional paid-in capital	451,190	439,544
Treasury stock, at cost; 9,627,659 shares at March 31, 2005
and December 31, 2004	(254,432)	(254,432)
Retained earnings	246,211	221,041
Accumulated other comprehensive income (loss)	202	(26)

	443,230	406,185

	$1,141,799	$1,107,664

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended March 31,

(dollars in thousands, except per share data)	2005	2004

Net revenues	$371,863	$350,881
Costs and expenses: Cost of net revenues: Product and supply costs	77,659	65,218
Patient service equipment depreciation	27,827	29,515
Nursing services	174	225
Other	3,578	3,963

TOTAL COST OF NET REVENUES	109,238	98,921

Provision for doubtful accounts	14,668	13,469
Selling, distribution and administrative	205,569	187,340
Amortization of intangible assets	1,620	1,276

TOTAL COSTS AND EXPENSES	331,095	301,006

OPERATING INCOME	40,768	49,875
Interest expense, net	4,767	4,955

INCOME BEFORE TAXES	36,001	44,920
Income tax expense	10,831	17,073

NET INCOME	$25,170	$27,847

Basic net income per common share	$0.52	$0.56

Diluted net income per common share	$0.51	$0.55

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

(dollars in thousands)	2005	2004

OPERATING ACTIVITIES
Net income	$25,170	$27,847
Items included in net income not requiring cash:
Provision for doubtful accounts	14,668	13,469
Depreciation and amortization	34,951	36,024
Amortization of deferred debt issuance costs	432	641
Deferred income taxes	(5,741)	5,876
Stock-based compensation	1,153	1,096
Gain on disposition of assets	(59)	(11)
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(29,860)	(21,907)
Inventories, net	482	(1,392)
Prepaid expenses and other assets	(890)	454
Accounts payable, exclusive of outstanding checks	8,440	3,529
Accrued payroll and related taxes and benefits	(2,514)	2,628
Income taxes payable	11,337	2,117
Accrued expenses	(6,019)	(4,626)

NET CASH PROVIDED BY OPERATING ACTIVITIES	51,550	65,745
INVESTING ACTIVITIES
Purchases of patient service equipment and property,
equipment and improvements, exclusive of effects of acquisitions	(34,237)	(32,405)
Proceeds from disposition of assets	121	39
Cash paid for acquisitions, including payments of deferred consideration	(28,938)	(34,601)

NET CASH USED IN INVESTING ACTIVITIES	(63,054)	(66,967)
FINANCING ACTIVITIES
Payments on term loans	-	(6,438)
Payments on other long-term debt	(2,459)	(2,424)
Outstanding checks included in accounts payable and other	(7,062)	(4,916)
Capitalized debt issuance costs	(15)	(37)
Repurchases of common stock	-	(50,000)
Issuances of common stock	9,275	9,781

NET CASH USED IN FINANCING ACTIVITIES	(261)	(54,034)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,765)	(55,256)
Cash and cash equivalents at beginning of period	39,399	160,553

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,634	$105,297

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

All adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the company’s Annual Report on Form 10-K.

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 38% of the company’s revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represents more than 9% of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues.

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

Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and the extent of contracted business and business combinations. Also considered are relevant business conditions such as governmental and managed care payor claims processing procedures and system changes. Management also performs focused reviews of certain large and/or slow-paying payors. Due to continuing changes in the healthcare industry and with third-party reimbursement, it is possible that estimates could change in the near term, which could have an impact on operations and cash flows.

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

Recent Accounting Pronouncements: Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, was originally issued in January 2003 and subsequently revised in December 2003. FIN No. 46, as revised, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. Application of FIN No. 46 is required for potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of the provisions is required for all other variable interest entities by the end of the first reporting period that ends after March 15, 2004. The company is currently not a beneficiary of any variable interest entities, therefore the adoption of this interpretation did not have a material effect on the company’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” which amends and clarifies previous guidance on the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Abnormal amounts of these costs should be recognized as current period charges rather than as a portion of inventory cost. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities, which refers to a range of production levels within which ordinary variations are expected. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Apria does not expect the adoption of SFAS No. 151 to have a material effect on the company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Adoption of SFAS No. 123R was initially required as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Securities and Exchange Commission subsequently amended Rule 4-01(a) of Regulation S-X to amend the required compliance date for SFAS No. 123R to the first interim or annual reporting period for the fiscal year beginning on or after June 15, 2005. Accordingly, Apria will adopt the statement January 1, 2006. Management is currently evaluating the statement and its transition provisions. The impact of adoption on the results of operations cannot be estimated at this time as it is dependent on the level of future share-based awards. However, had SFAS No. 123R been adopted in prior periods, the effect would have approximated the SFAS No. 123 proforma disclosures presented at the end of this Note A.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. If the future cash flows of the entity are not expected to change significantly as a result of the transaction, then the exchange shall be measured based on the recorded amount of the nonmonetary assets relinquished, rather than on the fair values of the exchanged assets. The statement is effective for nonmonetary asset exchanges beginning after June 15, 2005. Apria does not expect the adoption of SFAS No. 153 to have a material effect on the company’s consolidated financial statements.

Stock-based Compensation: The company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Apria has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” For the three-month period ended March 31, 2005, net income reflects compensation expense for restricted stock awards and restricted stock purchase rights accounted for in accordance with APB Opinion No. 25. Had compensation expense for all of the company’s stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS No. 123, Apria’s net income and per share amounts would have been adjusted to the pro forma amounts indicated below.

	Three Months Ended March 31,

(dollars in thousands, except per share data)	2005	2004

Net income as reported	$25,170	$27,847
Add: stock-based compensation expense included in reported net income, net of related tax effects	807	679
Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	(3,083)	(2,501)

Pro forma net income	$22,894	$26,025

Basic net income per share:
As reported	$0.52	$0.56
Pro forma	$0.47	$0.52

Diluted net income per share:
As reported	$0.51	$0.55
Pro forma	$0.46	$0.51

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three-month period ended March 31, 2004: risk-free interest rate of 2.98%; dividend yield of 0%; expected life of 4.86 years; and volatility of 47%. There were no options granted during the three months ended March 31, 2005.

NOTE B – BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying consolidated income statements from the dates of acquisition. During the three-month period ended March 31, 2005, cash paid for acquisitions was $28,938,000, which included deferred payments of $4,292,000 that were related to prior year acquisitions. At March 31, 2005, deferred consideration payable totaled $7,583,000 and is included on the consolidated balance sheet in other accrued liabilities.

During the three-month period ended March 31, 2005, Apria acquired seven companies in which the revenue mix was primarily attributable to respiratory therapy business. Pending receipt of additional valuation information, amounts preliminarily allocated to goodwill, other intangible assets and patient service equipment were $19,701,000, $2,580,000 and $2,315,000, respectively. This allocation is inclusive of amounts not yet paid.

The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during the three-month period ended March 31, 2005, as if the acquisitions had occurred at the beginning of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended March 31,

(dollars in thousands, except per share data)	2005	2004

Net revenues	$375,483	$356,666
Net income	$25,463	$27,886

Basic net income per common share	$0.52	$0.56
Diluted net income per common share	$0.51	$0.55

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Apria accounts for intangible assets and goodwill under the initial recognition provisions of SFAS No. 141, “Business Combinations,” and the financial accounting and reporting provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate that the possibility of impairment exists. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized.

The net change in the carrying amount of goodwill of $18,658,000 for the three months ended March 31, 2005, is the result of business combinations. Substantially all of the goodwill recorded in conjunction with business combinations completed during the periods presented is expected to be deductible for tax purposes.

Intangible assets, all of which are subject to amortization, consist of the following:

(dollars in thousands)		March 31, 2005			December 31, 2004

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	4.7	$13,494	$(4,721)	$8,773	$11,947	$(4,060)	$7,887
Trade names	2.0	1,695	(1,086)	609	1,695	(870)	825
Customer lists	< 1	3,627	(2,238)	1,389	2,690	(1,495)	1,195

		$18,816	$(8,045)	$10,771	$16,332	$(6,425)	$9,907

Amortization expense was $1,620,000 for the three-month period ended March 31, 2005. Estimated amortization expense for the current year and each of the next five fiscal years ending December 31 is presented below:

Year Ending December 31,	(dollars in thousands)

2005	$ 5,432
2006	2,603
2007	2,032
2008	1,542
2009	731
2010	51

NOTE D – LONG-TERM DEBT

Revolving Credit Facility: At March 31, 2005, borrowings under the revolving credit facility were $224,750,000; outstanding letters of credit totaled $3,855,000; credit available under the revolving facility was $271,395,000; and Apria was in compliance with all of the financial covenants required by the credit agreement.

Convertible Senior Notes: At March 31, 2005, the fair value of the $250,000,000 in convertible senior note was $275,135,000, as determined by reference to quoted market prices.

Hedging Activities: Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. Apria has two interest rate swap agreements with terms of three and four years and a total notional amount of $50,000,000 that fix an equivalent amount of its variable rate debt at interest rates of 3.04% and 3.42% before applicable margin. The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the three-month periods ended March 31, 2005 and 2004, Apria paid net settlement amounts of $84,000 and $422,000, respectively. At March 31, 2005, the aggregate fair value of the swap agreements was an asset of $327,000 and is reflected in the accompanying consolidated balance sheet in other assets. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in accumulated other comprehensive income (See Note E – “Stockholders’ Equity”). Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance.

NOTE E – STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2005, changes to stockholders’ equity are comprised of the following amounts:

(dollars in thousands)

Net income	$25,170
Proceeds from the exercise of stock options	9,275
Tax benefit related to the exercise of stock options	1,219
Stock-based compensation	1,153
Other comprehensive income, net of taxes	228

$37,045

Net income and total comprehensive income differ by unrealized gains or losses related to interest rate swap agreements, net of taxes. For the three months ended March 31, 2005 and 2004, total comprehensive income was $25,398,000 and $27,654,000, respectively.

NOTE F – INCOME TAXES

Income taxes for the three months ended March 31, 2005 have been provided at a lower effective rate than is expected to be applicable for the entire year. The lower rate is primarily due to a decrease in the valuation allowance account of $2,597,000 and the corresponding reduction of the tax provision for the quarter ended March 31, 2005. This resulted from state net operating loss carryforwards that became realizable based on a change in estimate of expected future earnings. Income taxes for the three-month period ended March 31, 2004 were provided at the effective tax rate expected to be applicable for that year.

At March 31, 2005, the company had various apportioned state net operating loss carryforwards which resulted in a deferred tax asset of $9,974,000, net of federal tax benefit.

The company believes it has adequately provided for income tax issues not yet resolved with federal, state and local tax authorities. At March 31, 2005, $18,600,000, net of tax benefit, was accrued for such tax matters and is included in income taxes payable. Although not probable, the most adverse resolution of these federal, state and local tax issues could result in additional charges to earnings in future periods in addition to the $18,600,000 accrued as of March 31, 2005. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

Apria utilized $5,017,000 of federal net operating loss carryforwards in 2004. The remaining $7,106,000 of federal net operating loss carryforwards expired unused on December 31, 2004.

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

The investigation relates to two civil qui tam lawsuits against Apria filed under seal on behalf of the government. In 2004 the government provided Apria with redacted copies of the complaints in these lawsuits for the first time. On the copies provided to Apria, the names of the plaintiffs, the courts and the dates instituted were blacked out. In general, both complaints allege that for an unspecified period of time commencing in 1995 Apria knowingly engaged in various schemes to defraud the government by submitting false claims for payment and by manipulating and falsifying documentation in support of such claims. The complaints do not quantify the alleged damages sought and do not identify any of the particular individuals, patient accounts or Apria facilities alleged to be involved in any improper billing. To date, the U.S. Attorney’s office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

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

NOTE H – PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended March 31,

(dollars in thousands, except per share data)	2005	2004

Numerator:
Net income	$25,170	$27,847
Numerator for basic and diluted per share amounts – net income available to common stockholders	$25,170	$27,847
Denominator:
Denominator for basic per share amounts – weighted average shares	48,818	49,893
Effect of dilutive securities: Employee stock options and awards – dilutive potential common shares	967	948

Denominator for diluted per share amounts – adjusted weighted average shares	49,785	50,841

Basic net income per common share	$0.52	$0.56

Diluted net income per common share	$0.51	$0.55

Employee stock options excluded from the computation of diluted per share amounts:
Shares for which exercise price exceeds average market price of common stock	630	910
Average exercise price per share that exceeds average market price of common stock	$33.40	$30.41

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995: Apria’s business is subject to a number of risks which are partly or entirely beyond the company’s control. The company has described certain of those risks in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005. This report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Key factors that may have an impact on Apria include the following:

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

In addition, the military and national security activities in which the United States is currently engaged, have and could continue to have significant impacts on the economy and government spending priorities. The effects of any further such developments, including the ongoing occupation in Iraq, pose significant risks and uncertainties to Apria’s business. Deficit spending by the government as the result of adverse developments in the economy and the continuing costs of military and national security activities have increased pressure to reduce government expenditures for other purposes, including government-funded programs such as Medicare and Medicaid.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS

        Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home throughout the United States through approximately 480 branch locations.

        Critical Accounting Policies. Apria’s management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company’s consolidated financial statements. These policies require management’s most complex and subjective judgments. Additionally, the accounting policies related to goodwill, long-lived assets and income taxes require significant judgment. These policies are presented in detail in Apria’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

         Net Revenues. Net revenues were $371.9 million in the first quarter of 2005, compared to $350.9 million for the corresponding period in 2004, representing an increase of 6.0%. Revenues for 2004 for respiratory medications were reduced by $3.6 million due to Medicare reimbursement reductions that went into effect January 1, 2004. Additional Medicare pricing reductions became effective January 1, 2005 for respiratory medications and certain equipment items, which further eroded revenue growth. Expected Medicare reimbursement reductions on oxygen and oxygen equipment were delayed until April 8, 2005, when the revised 2005 fee schedule was implemented. Management estimates the impact of the 2005 Medicare reimbursement reductions to be approximately $4.5 million for the quarter ended March 31, 2005. Apria has also experienced a decline in revenues as a result of the transition out of the Gentiva CareCentrix (“Gentiva”) contract, which management chose not to renew for 2004. The related reduction to revenues is estimated at $10.4 million for the first three months of 2005 as compared to the first three months of 2004. Further, the company is experiencing increased pricing pressure from its managed care customers as these organizations seek to lower costs by obtaining more favorable pricing from providers such as Apria. Managed care organizations are also evaluating alternative delivery models for certain products and services, which include those provided by Apria. This may cause Apria to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue.

        The growth in revenues, after consideration of the Medicare and Gentiva revenue reductions, was due to volume increases from contracted and traditional sources and the acquisition of complementary businesses. Apria’s acquisition strategy generally results in the rapid integration of acquired businesses into existing operating locations. This rapid integration limits Apria’s ability to separately track the amount of revenue generated by an acquired business. Therefore, estimating the net revenue contribution from acquisitions requires certain assumptions. Based on its analysis, Apria estimates that approximately $22.0 million of the net revenue growth between the three-month periods in 2004 and 2005 was derived from acquisitions.

        The following table sets forth a summary of net revenues by service line:

	Three Months Ended March 31,

	2005		2004

(dollars in thousands)	$	%	$	%

Respiratory therapy	$257,488	69.2%	$242,386	69.1%
Infusion therapy	61,703	16.6%	58,688	16.7%
Home medical equipment/other	52,672	14.2%	49,807	14.2%

Total net revenues	$371,863	100.0%	$350,881	100.0%

        Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Net revenues in the respiratory therapy service line increased 6.2% in the first quarter of 2005 as compared to the corresponding period in 2004. This growth was primarily driven by volume increases and acquisitions of respiratory therapy businesses. The Medicare reimbursement reduction for respiratory medications caused a decline of 1.5% in the revenue growth rate for the three-month period ended March 31, 2005. The growth in this service line was also reduced by the exit from the Gentiva contract in 2004, representing approximately 3.5% of prior year first quarter respiratory revenues.

        Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased 5.1% in the first quarter of 2005. Enteral nutrition, which makes up approximately 44% of the revenue in the infusion service line, increased by 7.6% in the first three months of 2005 when compared to the corresponding period in 2004.

        Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues increased 5.8% in the first quarter of 2005 versus the first quarter of 2004. Diabetic supplies, historically a very small percentage of the home medical equipment line, grew significantly in the first quarter of 2005 when compared to the first quarter of 2004. This growth is directly attributable to the March 2004 acquisition of a company that entered the diabetic supply market just prior to being acquired by Apria. Excluding the growth in diabetic supplies, home medical equipment/other revenue was flat for the three months ended March 31, 2005, when compared to the same period in 2004. Medicare reimbursement reductions implemented in 2005 that impact this line of business represent 1.6% of home medical equipment/other revenues for the first quarter ended March 31, 2004.

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

        In 2005, approximately 38% of Apria’s revenues are being reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents more than 9% of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues for all periods presented.

     Medicare Reimbursement. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is herein referred to as the Medicare Modernization Act, became law. The Medicare Modernization Act includes a number of provisions that affect Medicare Part B reimbursement policies for items and services provided by Apria, the most significant of which are:

•

Reimbursement reductions for five durable medical equipment categories, including oxygen – Reimbursement for most of these categories is based on the median price paid for such items on behalf of beneficiaries of federal employee health benefit plans, or FEHBP. The new fee schedules went into effect January 1, 2005. However, the reimbursement reduction for oxygen was delayed until the Office of the Inspector General, or OIG, provided the Centers for Medicare and Medicaid Services, or CMS, with the additional data required to establish pricing. On March 30, 2005, the OIG issued a report containing the final 2005 Medicare fee schedule for oxygen and oxygen equipment. The revised pricing was to be implemented as soon as possible and no later than April 8, 2005. Any 2005 claims for oxygen and oxygen equipment that had been submitted prior to the implementation of the new fee schedule were paid based on 2004 pricing schedules and will not be retroactively adjusted. Further, a freeze on annual payment increases for durable medical equipment has been instituted from 2004 through 2008.

•

Reimbursement reduction for inhalation drugs – The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced through a shift to the manufacturer-reported average sales price, as defined by the Medicare Modernization Act, plus 6%, plus a separate dispensing fee per patient episode. The dispensing fees for 2005 have been established at $57.00 for a 30-day supply of medications and $80.00 for a 90-day supply.

•

Establishment of a competitive bidding program – Such a program would require that suppliers wishing to provide certain items to beneficiaries submit bids to Medicare. The program, for as yet unspecified durable medical equipment items and services, is to be transitioned into (i) 10 of the largest metropolitan statistical areas in 2007; (ii) 80 of the largest metropolitan statistical areas in 2009; and (iii) additional areas after 2009. The legislation contains special provisions for rural areas.

•

Reimbursement for home infusion therapy under Medicare Part D – Currently, a limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. The Medicare Modernization Act provides expanded coverage for home infusion drugs. The industry is currently working with CMS to further define the coverage and payment policies that will govern the administration of this benefit, which takes effect in 2006.

•

Incentives for expansion of Medicare Part C – The Medicare Modernization Act includes financial incentives for managed care plans to expand their provision of Medicare Advantage plans in 2006 in a stated effort to attract more Medicare beneficiaries to managed care models. The company maintains contracts to provide respiratory, infusion and medical equipment and related services to a significant number of managed care plans nationwide, and believes that the Medicare Advantage expansion represents a growth opportunity starting in 2006.

     Apria’s management estimates that the revision to inhalation drug reimbursement in 2004 resulted in a revenue reduction of approximately $15.0 million from 2003 levels. Management further estimates that 2005 net revenues will be reduced from 2004 levels by approximately $40.0 million as a result of the lower Medicare pricing implemented in 2005. The impact of the competitive bidding program scheduled to commence in 2007 cannot be estimated at this time.

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

     Gross Profit. Gross margins were 70.6% and 71.8% for the first quarters of 2005 and 2004, respectively. The decline is primarily due to the Medicare reimbursement reductions and the effects of the non-renewal of the Gentiva contract in 2004. Further eroding the gross margin is a manufacturer’s price increase for a particular respiratory drug, effected concurrently with higher government reimbursement for that drug in 2005. This price increase is estimated to have a $1.2 million negative impact on Apria’s gross margin for the three-month period ended March 31, 2005.

     Provision for Doubtful Accounts. The provision for doubtful accounts results from management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. The provision was 3.9% of net revenues for the first quarter of 2005 and 3.8% for the same period last year. The provision is generally higher in the first quarter than it is for the rest of the year due to delays in cash collections resulting from insurance plan deductible requirements and payor changes as new enrollment periods commence. Also impacting the provision requirements in the first quarter of 2005 are higher co-pay amounts and delays caused by the Medicare reimbursement changes. See “Liquidity and Capital Resources – Accounts Receivable.”

     Selling, Distribution and Administrative. Selling, distribution and administrative expenses are comprised of expenses incurred in support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical, intake, reimbursement, warehousing and repair. Many of these operating costs are variable with revenue growth patterns. Certain expenses, such as facility lease and fuel costs, are very sensitive to market-driven price fluctuations. Administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not vary as closely with revenue growth as do the operating costs. Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 55.3% in the first quarter of 2005, up from 53.4% in the first quarter of 2004. The percentage increase between the quarters is primarily attributable to the lower revenues resulting from Medicare pricing changes without a corresponding reduction in the company’s actual cost of providing those products and services. Outsourced collection fees and higher fuel prices also factored into the increase. Advertising costs related to the company’s diabetic supply business are also higher in the first quarter of 2005 as compared to the first quarter of 2004 because this business was not acquired until late in the first quarter of 2004. Other incremental costs include severance charges related to the departure of two executives and a reduction in workforce at the Corporate office. Management has implemented several new productivity initiatives aimed at reducing costs to mitigate the effects of the 2005 Medicare reimbursement reductions.

     Amortization of Intangible Assets. For the quarter ended March 31, 2005, amortization expense was $1.6 million. This compares to $1.3 million for the same period last year. The increase is due to ongoing acquisition activity and the valuation of certain customer relationships acquired in business combinations. See “Liquidity and Capital Resources – Business Combinations.”

     Interest Expense. Interest expense was $4.8 million for the first quarter of 2005, down from $5.0 million in the first quarter of 2004. The decrease is due to lower debt levels and reduced interest rates on debt that was refinanced in the fourth quarter of 2004. See “Liquidity and Capital Resources – Long-term Debt.”

     Income Taxes. Income taxes for the three months ended March 31, 2005 have been provided at a lower effective rate than is expected to be applicable for the entire year. The lower rate is primarily due to a decrease in the valuation allowance account of $2.6 million and the corresponding reduction of the tax provision for the quarter ended March 31, 2005. This resulted from state net operating loss carryforwards that became realizable based on a change in estimate of expected future earnings. Income taxes for the three-month period ended March 31, 2004 were provided at the effective tax rate expected to be applicable for that year.

     At March 31, 2005, the company had various apportioned state net operating loss carryforwards which resulted in a deferred tax asset of $10.0 million, net of federal tax benefit.

     The company believes it has adequately provided for income tax issues not yet resolved with federal, state and local tax authorities. At March 31, 2005, $18.6 million, net of tax benefit, was accrued for such tax matters and is included in income taxes payable. Although not probable, the most adverse resolution of these federal, state and local tax issues could result in additional charges to earnings in future periods in addition to the $18.6 million accrued as of March 31, 2005. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

     Apria utilized $5.0 million of federal net operating loss carryforwards in 2004. The remaining $7.1 million of federal net operating loss carryforwards expired unused on December 31, 2004.

Liquidity and Capital Resources

     Apria’s principal source of liquidity is its operating cash flow, which is supplemented by a $500.0 million revolving credit facility. Apria’s ability to generate operating cash flows in excess of its operating needs has afforded it the ability, among other things, to pursue its acquisition strategy and fund patient service equipment expenditures to support revenue growth. Management believes that its operating cash flow and revolving credit line will continue to be sufficient to fund its operations and growth strategies. However, sustaining current cash flow levels is dependent on many factors, some of which are not within Apria’s control, such as government reimbursement levels and the financial health of its payors.

     Cash Flow. Cash provided by operating activities was $51.6 million in the first three months of 2005 compared with $65.7 million in the corresponding period in 2004. The decrease in operating cash flow between the two periods can be attributed to several factors, including the Medicare reimbursement changes and the exit from the Gentiva contract which negatively impacted net income for the first quarter of 2005. Also reducing operating cash flow was a higher increase in accounts receivable during the first quarter of 2005 as compared to the same period in 2004, resulting from acquisition activity, higher co-pay amounts, and delays in cash collections due to the Medicare pricing changes.

     Cash used in investing activities decreased to $63.1 million for the first three months of 2005 compared to $67.0 million during the same period last year. The decrease is primarily attributable to lower expenditures for acquisitions in 2005. Expenditures for patient service equipment increased slightly in the first quarter of 2005 when compared to the corresponding period in 2004.

     Cash used in financing activities was $261,000 during the first three months of 2005 compared to $54.0 million for the first three months of 2004. Cash used in 2004 primarily relates to the $50.0 million repurchase of the company’s common stock.

     Contractual Cash Obligations. The following table summarizes Apria’s long-term cash payment obligations to which the company is contractually bound. The years presented below represent 12-month rolling periods ending March 31.

(dollars in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6+	Totals

Revolving loan	$-	$-	$-	$-	$225	$-	$225
Convertible senior notes	-	-	-	-	-	250	250
Capital lease obligations	2	1	-	-	-	-	3
Other long-term debt	1	-	-	-	-	-	1
Operating leases	63	49	33	19	11	17	192
Deferred acquisition payments	8	-	-	-	-	-	8

Total contractual cash obligations	$74	$50	$33	$19	$236	$267	$679

The holders of the convertible senior notes will first have the option to require Apria to repurchase all or a portion of their notes in September 2008.

     Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $283.3 million at March 31, 2005 from $264.4 million at December 31, 2004, which is primarily due to delays in cash collections in the first quarter resulting from insurance plan deductible requirements and payor changes as new enrollment periods commence. Also impacting accounts receivable balances are higher co-payments, delays caused by Medicare pricing changes and acquisition activity. Days sales outstanding, which are calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues, were 57 at March 31, 2005, 53 at March 31, 2004 and 52 at December 31, 2004. The increase in days sales outstanding at the end of the first quarter of 2005 is directly attributable to the same delays in cash collections that are causing temporary increases in accounts receivable balances. Days sales outstanding is also negatively impacted by the 2005 Medicare reimbursement reductions, which reduces the 90-day rolling average net revenue from previous levels.

     Accounts aged in excess of 180 days of total receivables for certain payor categories, and in total, are as follows:

	March 31,	December 31,
(dollars in thousands)	2005	2004

Medicare	16.4%	18.7%
Medicaid	25.7%	25.2%
Self pay	34.4%	33.0%
Managed care/other	19.8%	21.2%

	20.6%	21.3%

     Evaluation of Net Realizable Value. Management performs various analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Management applies specific percentages to the accounts receivable aging to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age. Accounts aged in excess of 360 days are reserved at 100%. Management establishes and monitors these percentages through analyses of historical realization data, accounts receivable aging trends, other operating trends, the extent of contracted business and business combinations. Also considered are relevant business conditions, such as governmental and managed care payor claims processing procedures and system changes. If indicated by such analyses, management may periodically adjust the uncollectible estimate and corresponding percentages. Further, focused reviews of certain large and/or problematic payors are performed to determine if their respective reserve levels are appropriate.

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $38.2 million and $36.3 million at March 31, 2005 and at December 31, 2004, respectively. Delays, ranging from one day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility. The higher unbilled amount at March 31, 2005 is largely due to acquisitions effected during the first quarter of 2005.

     Inventories and Patient Service Equipment. Inventories consist primarily of pharmaceuticals and disposable products used in conjunction with patient service equipment. Patient service equipment consists of respiratory and home medical equipment that is provided to in-home patients for the course of their care plan, normally on a rental basis and subsequently returned to Apria for redistribution after cleaning and maintenance is performed.

     The branch locations serve as the primary point from which inventories and patient service equipment are delivered to the patient. The branches are supplied with inventory and equipment from the regional warehouses, which coordinate purchasing with the corporate office. The regions are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between the region and branch locations. Further, the majority of Apria’s patient service equipment is located in patients’ homes. While the utilization varies widely between equipment types, on the average, approximately 80% of the equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Management has successfully instituted a number of controls over the company’s inventories and patient service equipment to minimize such losses. Depending on the product type, the company performs physical inventories on an annual or quarterly basis and adjusts the related balances accordingly. Inventory and patient service equipment losses for the three months ended March 31, 2005 and 2004 were $466,000 and $387,000, respectively. There can be no assurance that Apria will be able to maintain its current level of control over inventories and patient service equipment. Continued revenue growth is directly dependent on the company’s ability to fund its equipment and inventory requirements. The increases in both accounts between December 31, 2004 and March 31, 2005 reflect purchases to support increased business levels and the addition of patient items recorded in conjunction with acquisitions that closed in 2005.

     Long-Term Debt.  Revolving Credit Facility.  At March 31, 2005, borrowings under Apria’s revolving credit facility were $224.8 million; outstanding letters of credit totaled $3.8 million; and credit available under the revolving facility was $271.4 million. The company continues to be in compliance with all of the financial covenants required by the credit agreement.

     Convertible Senior Notes. At March 31, 2005, the fair value of the $250.0 million in convertible senior notes was $275.1 million, as determined by reference to quoted market prices.

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

     At March 31, 2005, Apria had two interest rate swap agreements in effect to fix its LIBOR-based variable rate debt. The terms of such agreements are as follows: a three-year agreement with a notional amount of $25.0 million and a fixed rate of 3.04%, expiring December 2005; and a four-year agreement with a notional amount of $25.0 million and a fixed rate of 3.42%, expiring December 2006.

     The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the first quarter of 2005, Apria paid a net settlement amount of $84,000. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income. At March 31, 2005, the aggregate fair value of the swap agreements was an asset of $327,000. While no assurances can be made, Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the various swap agreements are nationally recognized financial institutions with strong credit ratings.

     During the second quarter of 2005, Apria entered into two new interest rate swap agreements. The forward-starting agreements, each with a notional amount of $25.0 million, become effective January 2006. Both agreements are for a three-year term with fixed rates of 4.44% and 4.38%, respectively.

     Business Combinations. Pursuant to one of its primary growth strategies, Apria periodically acquires complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying condensed consolidated income statements from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Tradenames and customer lists are being amortized over the period of their expected benefit.

     The aggregate consideration for acquisitions that closed during the first three months of 2005 was $28.1 million. Pending receipt of additional valuation information, the preliminary allocation of this amount includes $19.7 million to goodwill, $2.6 million to other intangible assets and $2.3 million to patient service equipment.

     Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $28.9 million and $34.6 million in the first three months of 2005 and 2004, respectively.

     The success of Apria’s acquisition strategy is directly dependent on Apria’s ability to maintain and/or generate sufficient liquidity to fund such acquisitions and on the company’s ability to successfully integrate the acquired operations.

     HIPAA.  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, is comprised of a number of components. Pursuant to the administrative simplification section of HIPAA, HHS has issued multiple regulations, each with its own compliance date. Regulation under HIPAA that may have a material effect on Apria govern the following:

•	privacy of individually identifiable health information - compliance date: April 14, 2003 - Apria was materially compliant by this date;
•	standard electronic transaction and code sets - compliance date: October 16, 2003 - Apria was materially compliant by this date;
•	electronic security of individually identifiable health information - compliance date: April 20, 2005 - Apria was materially compliant by this date;
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

     The investigation relates to two civil qui tam lawsuits against Apria filed under seal on behalf of the government. In 2004 the government provided Apria with redacted copies of the complaints in these lawsuits for the first time. On the copies provided to Apria, the names of the plaintiffs, the courts and the dates instituted were blacked out. In general, both complaints allege that for an unspecified period of time commencing in 1995 Apria knowingly engaged in various schemes to defraud the government by submitting false claims for payment and by manipulating and falsifying documentation in support of such claims. The complaints do not quantify the alleged damages sought and do not identify any of the particular individuals, patient accounts or Apria facilities alleged to be involved in any improper billing. To date, the U.S. Attorney’s office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

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

     At March 31, 2005, Apria’s revolving credit facility borrowings totaled $224.8 million. The bank credit agreement governing the term loans provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or the London Interbank Offered Rate (“LIBOR”). All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At March 31, 2005, all of Apria’s outstanding revolving debt was tied to LIBOR.

     At March 31, 2005, Apria had a three-year interest rate swap agreement with a notional amount of $25.0 million and a fixed rate of 3.04% and a four-year interest rate swap agreement with a notional amount of $25.0 million and a fixed rate of 3.42%. Both rates are before application of the interest margin.

     Based on the revolving debt outstanding and the swap agreements in place at March 31, 2005, a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $1.7 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”

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

     During the period covered by this report, there have been no changes to the company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

     The investigation relates to two civil qui tam lawsuits against Apria filed under seal on behalf of the government. In 2004 the government provided Apria with redacted copies of the complaints in these lawsuits for the first time. On the copies provided to Apria, the names of the plaintiffs, the courts and the dates instituted were blacked out. In general, both complaints allege that for an unspecified period of time commencing in 1995 Apria knowingly engaged in various schemes to defraud the government by submitting false claims for payment and by manipulating and falsifying documentation in support of such claims. The complaints do not quantify the alleged damages sought and do not identify any of the particular individuals, patient accounts or Apria facilities alleged to be involved in any improper billing. To date, the U.S. Attorney’s office has not informed Apria of any decision to intervene in the qui tam actions; however, it could reach a decision with respect to intervention at any time.

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

ITEM 6.     EXHIBITS

Exhibit Number 31.1	Reference Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC. Registrant
May 10, 2005	/s/ AMIN I. KHALIFA Amin I. Khalifa Executive Vice President and Chief Financial Officer (Principal Financial Officer)