Form 10-Q
period 2005-06-30
APRIA HEALTHCARE GROUP INC
filed 2005-08-15
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 10, 2005 there were outstanding 49,509,124 shares of the Registrant’s common stock, par value $.001, which is the only class of common stock of the Registrant (not including 9,627,659 shares held in treasury.)

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

For the period ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited).
     •  Condensed Consolidated Balance Sheets
     •  Condensed Consolidated Income Statements
     •  Condensed Consolidated Statements of Cash Flows
• Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 6.	Exhibits.

SIGNATURES

EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (unaudited)

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(dollars in thousands)	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,028	$39,399
Accounts receivable, less allowance for doubtful accounts of $51,844
and $45,064 at June 30, 2005 and December 31, 2004, respectively	234,864	219,365
Inventories, net	38,964	40,295
Deferred income taxes	31,834	29,126
Prepaid expenses and other current assets	15,042	20,126

TOTAL CURRENT ASSETS	333,732	348,311

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $435,587
and $420,714 at June 30, 2005 and December 31, 2004, respectively	233,283	224,801
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net	48,968	51,012
DEFERRED INCOME TAXES	6,447	5,024
GOODWILL	534,355	455,623
INTANGIBLE ASSETS, less accumulated amortization of $7,041 and
$6,425 at June 30, 2005 and December 31, 2004, respectively	13,708	9,907
DEFERRED DEBT ISSUANCE COSTS, net	6,113	6,962
OTHER ASSETS	11,046	6,024

	$1,187,652	$1,107,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$60,268	$63,601
Accrued payroll and related taxes and benefits	44,237	47,620
Accrued insurance	9,975	8,991
Income taxes payable	14,874	19,208
Other accrued liabilities	49,786	34,014
Current portion of long-term debt	2,510	4,901

TOTAL CURRENT LIABILITIES	181,650	178,335

LONG-TERM DEBT, exclusive of current portion	501,600	475,957
DEFERRED INCOME TAXES	39,220	42,136
OTHER NON-CURRENT LIABILITIES	9,011	5,051
COMMITMENTS AND CONTINGENCIES (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
59,040,251 and 58,236,364 shares issued at June 30, 2005 and
December 31, 2004, respectively; 49,412,592 and 48,608,705 shares
outstanding at June 30, 2005 and December 31, 2004, respectively	59	58
Additional paid-in capital	461,501	439,544
Treasury stock, at cost; 9,627,659 shares at June 30, 2005
and December 31, 2004	(254,432)	(254,432)
Retained earnings	249,227	221,041
Accumulated other comprehensive loss	(184)	(26)

	456,171	406,185

	$1,187,652	$1,107,664

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in thousands, except per share data)	2005	2004	2005	2004

Net revenues	$374,931	$359,562	$746,794	$710,443
Costs and expenses:
Cost of net revenues:
Product and supply costs	77,814	64,625	155,473	129,843
Patient service equipment depreciation	27,276	30,352	55,103	59,867
Nursing services	178	216	352	441
Other	3,619	3,727	7,197	7,690

TOTAL COST OF NET REVENUES	108,887	98,920	218,125	197,841

Provision for doubtful accounts	12,582	12,811	27,250	26,280
Selling, distribution and administrative	210,364	194,537	415,933	381,877
Qui tam settlement and related costs (Note G)	20,000	-	20,000	-
Amortization of intangible assets	1,509	1,509	3,129	2,785

TOTAL COSTS AND EXPENSES	353,342	307,777	684,437	608,783

OPERATING INCOME	21,589	51,785	62,357	101,660
Interest expense, net	4,865	4,954	9,632	9,909

INCOME BEFORE TAXES	16,724	46,831	52,725	91,751
Income tax expense	13,708	17,772	24,539	34,845

NET INCOME	$3,016	$29,059	$28,186	$56,906

Basic net income per common share	$0.06	$0.58	$0.58	$1.14

Diluted net income per common share	$0.06	$0.57	$0.56	$1.12

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

(dollars in thousands)	2005	2004

OPERATING ACTIVITIES
Net income	$28,186	$56,906
Items included in net income not requiring cash:
Provision for doubtful accounts	27,250	26,280
Depreciation and amortization	69,400	73,261
Amortization of deferred debt issuance costs	865	1,271
Deferred income taxes	(6,976)	10,128
Stock-based compensation	2,230	2,153
Gain on disposition of assets	(83)	(15)
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(42,929)	(42,804)
Inventories, net	2,319	(3,992)
Prepaid expenses and other assets	4,158	2,925
Accounts payable, exclusive of outstanding checks	(25)	12,174
Accrued payroll and related taxes and benefits	(3,382)	(4,187)
Income taxes payable	(1,623)	6,411
Accrued expenses	18,379	(2,713)

NET CASH PROVIDED BY OPERATING ACTIVITIES	97,769	137,798
INVESTING ACTIVITIES
Purchases of patient service equipment and property,
equipment and improvements, exclusive of effects of acquisitions	(63,299)	(77,801)
Proceeds from disposition of assets	183	79
Cash paid for acquisitions, including payments of deferred consideration	(96,229)	(100,052)

NET CASH USED IN INVESTING ACTIVITIES	(159,345)	(177,774)
FINANCING ACTIVITIES
Proceeds from revolving credit facilities	35,250	-
Payments on revolving credit facilities	(10,000)	-
Payments on term loans	-	(12,875)
Payments on other long-term debt	(3,738)	(3,892)
Outstanding checks included in accounts payable	(3,308)	(4,353)
Capitalized debt issuance costs	(15)	(37)
Repurchases of common stock	-	(53,033)
Issuances of common stock	17,016	11,619

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	35,205	(62,571)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,371)	(102,547)
Cash and cash equivalents at beginning of period	39,399	160,553

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,028	$58,006

See notes to condensed consolidated financial statements.

NOTE A  –  CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Apria Healthcare Group Inc. (“Apria” or “the company”) and its subsidiaries. Intercompany transactions and accounts have been eliminated.

All adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 39% of the company’s revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represents more than 8% of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent 10% or less of total net revenues.

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

Distribution Expenses: Distribution expenses, totaling $42,880,000 and $84,909,000 for the three and six-month periods ended June 30, 2005, are included in selling, distribution and administrative expenses. For the corresponding periods in 2004, distribution expenses were $38,459,000 and $75,120,000, respectively.

Stock-based Compensation: The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, and related interpretations. Apria has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” For the six-month period ended June 30, 2005, net income reflects compensation expense for restricted stock awards and restricted stock purchase rights accounted for in accordance with APB Opinion No. 25. Had compensation expense for all of the company’s stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS No. 123, Apria’s net income and per share amounts would have been adjusted to the pro forma amounts indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share data)	2005	2004	2005	2004

Net income as reported	$3,016	$29,059	$28,186	$56,906
Add: stock-based compensation expense included in reported net income, net of related tax effects	678	655	1,405	1,334
Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	2,116	2,961	5,112	5,367

Pro forma net income	$1,578	$26,753	$24,479	$52,873

Basic net income per share:
As reported	$0.06	$0.58	$0.58	$1.14
Pro forma	$0.03	$0.54	$0.50	$1.06

Diluted net income per share:
As reported	$0.06	$0.57	$0.56	$1.12
Pro forma	$0.03	$0.53	$0.49	$1.04

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and employing the following weighted-average assumptions for grants in the six-month periods ended June 30, 2005 and 2004: risk-free interest rates of 3.70% and 3.02%, respectively; dividend yield of 0% for all periods; expected lives of 4.29 and 4.83 years, respectively; and volatility of 33% and 47%, respectively.

Recent Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” which amends and clarifies previous guidance on the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Abnormal amounts of these costs should be recognized as current period charges rather than as a portion of inventory cost. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities, which refers to a range of production levels within which ordinary variations are expected. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Apria does not expect the adoption of SFAS No. 151 to have a material effect on the company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Adoption of SFAS No. 123R was initially required as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. The Securities and Exchange Commission subsequently amended Rule 4-01(a) of Regulation S-X to amend the required compliance date for SFAS No. 123R to the first interim or annual reporting period for the fiscal year beginning on or after June 15, 2005. Accordingly, Apria will adopt the statement January 1, 2006. Management is currently evaluating the statement and its transition provisions. The impact of adoption on the results of operations cannot be estimated at this time as it is dependent on the level of future share-based awards. However, had SFAS No. 123R been adopted in prior periods, the effect would have approximated the SFAS No. 123 pro forma disclosures presented above.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. If the future cash flows of the entity are not expected to change significantly as a result of the transaction, then the exchange shall be measured based on the recorded amount of the nonmonetary assets relinquished, rather than on the fair values of the exchanged assets. The statement is effective for nonmonetary asset exchanges beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the accounting for and the reporting of a change in accounting principle. The statement also defines and requires retrospective application of a change in accounting principle to prior periods’ financial statements unless impracticable. If retrospective application is impracticable, the new accounting principle must be applied to the asset and liability balances as of the beginning of the earliest period practicable and a corresponding adjustment to the opening balance of retained earnings for the same period, rather than being reported in the income statement. Additionally, SFAS No. 154 addresses a change in accounting estimate effected by a change in accounting principle and redefines restatement as a revision to reflect the correction of an error. The statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Accordingly, Apria will adopt the statement January 1, 2006.

NOTE B  –  BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying consolidated income statements from the dates of acquisition. During the six-month period ended June 30, 2005, cash paid for acquisitions was $96,229,000, which included deferred payments of $7,518,000 that were related to acquisitions completed prior to 2005. At June 30, 2005, deferred consideration payable totaled $7,420,000 and is included on the consolidated balance sheet in other accrued liabilities.

During the six-month period ended June 30, 2005, Apria acquired 14 companies, each with revenues that are primarily attributable to the respiratory therapy line of business. Pending receipt of additional valuation information, amounts preliminarily allocated to goodwill, other intangible assets and patient service equipment were $79,774,000, $7,026,000 and $5,814,000, respectively. This allocation is inclusive of amounts not yet paid.

The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during the six-month period ended June 30, 2005, as if the acquisitions had occurred at the beginning of the earliest period presented. The pro forma information is based on the historical financial statements of Apria and the acquired businesses. Amounts are not necessarily indicative of the results that may have been achieved had the acquired businesses been integrated at the beginning of the earliest period presented or that may be achieved in the future.

	Six Months Ended June 30,

(dollars in thousands, except per share data)	2005	2004

Net revenues	$769,335	$742,521
Net income	$27,631	$56,208

Basic net income per common share	$0.56	$1.13
Diluted net income per common share	$0.55	$1.11

NOTE C  –  GOODWILL AND INTANGIBLE ASSETS

Apria accounts for intangible assets and goodwill under the initial recognition provisions of SFAS No. 141, “Business Combinations,” and the financial accounting and reporting provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate that impairment might exist. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized.

The net change in the carrying amount of goodwill of $78,732,000 for the six months ended June 30, 2005, is the result of business combinations. Substantially all of the goodwill recorded in conjunction with the business combinations completed during the periods presented is expected to be deductible for tax purposes.

Intangible assets, all of which are subject to amortization, consist of the following:

(dollars in thousands)		June 30, 2005			December 31, 2004

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	4.9	$16,223	$(5,016)	$11,207	$11,947	$(4,060)	$7,887
Trade names	2.0	1,371	(933)	438	1,695	(870)	825
Customer lists	< 1	3,155	(1,092)	2,063	2,690	(1,495)	1,195

		$20,749	$(7,041)	$13,708	$16,332	$(6,425)	$9,907

Amortization expense was $3,129,000 for the six-month period ended June 30, 2005. Estimated amortization expense for the current year and each of the next five fiscal years ending December 31 is presented below:

Year Ending December 31,	(dollars in thousands)

2005	$ 6,817
2006	3,486
2007	2,659
2008	2,169
2009	1,358
2010	348

NOTE D  –  LONG-TERM DEBT

Revolving Credit Facility: At June 30, 2005, Apria’s borrowings under its revolving credit facility were $250,000,000; outstanding letters of credit totaled $3,855,000; and credit available under the revolving facility was $246,145,000. Apria was in compliance with all of the financial covenants required by the related credit agreement.

Convertible Senior Notes: At June 30, 2005, the fair value of the $250,000,000 in convertible senior notes was $271,408,000, as determined by reference to quoted market prices.

Hedging Activities: Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. Apria currently has two interest rate swap agreements in effect that have terms of three and four years and a notional amount of $25,000,000 each. The interest rate swap agreements fix an equivalent amount of the company’s variable rate debt at interest rates of 3.04% and 3.42%. During the second quarter of 2005, Apria entered into two new interest rate swap agreements. The forward-starting contracts, each with a notional amount of $25,000,000, become effective in January 2006. Both agreements have a three-year term with fixed rates of 4.38% and 4.44%.

The interest rate swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the six months ended June 30, 2005 and 2004, Apria paid net settlement amounts of $101,000 and $857,000, respectively. At June 30, 2005, the aggregate fair value of the two pre-existing swap agreements was an asset of $227,000, which is reflected in the accompanying consolidated balance sheet in other assets, and the aggregate fair value of the two forward-starting swap agreements was a liability of $498,000, which is reflected in the accompanying consolidated balance sheet in other accrued liabilities.

Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in accumulated other comprehensive income. (See Note E – “Stockholders’ Equity.”) In the event of counterparty non-performance, Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread.

NOTE E  –  STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2005, changes to stockholders’ equity are comprised of the following amounts:

(dollars in thousands)

Net income	$28,186
Proceeds from the exercise of stock options	17,016
Tax benefit related to the exercise of stock options	2,711
Stock-based compensation	2,231
Other comprehensive loss, net of taxes	(158)

$49,986

Net income and total comprehensive income differ by unrealized gains or losses related to interest rate swap agreements, net of taxes. For the six months ended June 30, 2005 and 2004, total comprehensive income was $28,028,000 and $57,624,000, respectively.

NOTE F  –  INCOME TAXES

Income taxes for the six months ended June 30, 2005 have been provided at a higher effective rate than is expected to be applicable for the entire year. The higher rate is due to a non-deductible permanent difference that is expected to result from a portion of the accrual recorded to reflect the preliminary settlement of two previously disclosed qui tam lawsuits. (See Note G – “Commitments and Contingencies.”) This higher rate was partially offset by a decrease in the valuation allowance and corresponding reduction of the tax provision that was recorded in the first quarter of 2005. Such adjustment resulted from state net operating loss carryforwards that became realizable based on a change in estimate of expected future earnings

Income taxes for the six-month period ended June 30, 2004 were provided at the effective tax rate that was expected to be applicable for that year.

At June 30, 2005, the company had various apportioned state net operating loss carryforwards which resulted in a deferred tax asset of $9,670,000, net of federal tax benefit.

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

The investigation relates to two civil qui tam lawsuits against Apria filed under seal by individuals suing on behalf of the government. In general, both lawsuits allege that for an unspecified period of time commencing in 1995 Apria knowingly engaged in various schemes to defraud the government by submitting false claims for payment and by manipulating and falsifying documentation in support of such claims.

In early August 2005, Apria and representatives of the government and the individual plaintiffs reached a preliminary agreement for the settlement of these lawsuits. Under the settlement, Apria will pay the government $17,600,000 without any admission of wrongdoing. As a result of this preliminary agreement, the company’s financial statements for the period ended June 30, 2005, reflect a liability accrual of $20,000,000, consisting of the settlement amount, legal fees and other related costs. Completion of the settlement is subject to formal approval by the principals, the negotiation and execution of a definitive settlement agreement and dismissal of the complaints by the court.

In late July 2005, during discussions leading to the settlement of the two cases referred to above, the government informed Apria of the existence of a third civil qui tam lawsuit containing similar allegations of improper billing at several specific locations during 2002-2004. The government also informed Apria that it has recently filed a request for the dismissal of this action. Apria cannot, however, provide any assurance that this new litigation will in fact be dismissed or make any estimate of the liability, if any, that may result from the litigation in the event the lawsuit is not dismissed.

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

NOTE H  –  PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share data)	2005	2004	2005	2004

Numerator:
Net income	$3,016	$29,059	$28,186	$56,906
Numerator for basic and diluted per share amounts -
income available to common stockholders	$3,016	$29,059	$28,186	$56,906

Denominator:
Denominator for basic per share
amounts - weighted average shares	49,122	49,908	48,970	49,901

Effect of dilutive securities:
Employee stock options -
dilutive potential common shares	960	767	963	857

Denominator for diluted per share amounts -
adjusted weighted average shares	50,082	50,675	49,933	50,758

Basic net income per common share	$0.06	$0.58	$0.58	$1.14

Diluted net income per common share	$0.06	$0.57	$0.56	$1.12

Employee stock options excluded from the
computation of diluted per share amounts:

Shares for which exercise price exceeds
average market price of common stock	595	885	595	880

Average exercise price per share that exceeds
average market price of common stock	$33.40	$30.40	$33.40	$30.40

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS

     Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home throughout the United States through approximately 500 branch locations.

     Critical Accounting Policies. Apria's management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company's consolidated financial statements. These policies require management's most complex and subjective judgments. Additionally, the accounting policies related to goodwill, long-lived assets and income taxes require significant judgment. These policies are presented in detail in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Apria's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of Operations

     Net Revenues. Net revenues were $374.9 million in the second quarter of 2005, compared to $359.6 million for the corresponding period in 2004, representing an increase of 4.3%. For the six-month period ended June 30, 2005, net revenues were $746.8 million, up 5.1% from $710.4 million in the same period of 2004. Respiratory medication revenues for the first six months in 2004 were reduced by $7.3 million due to Medicare reimbursement reductions that went into effect January 1, 2004. Additional Medicare pricing reductions became effective January 1, 2005, for respiratory medications and certain equipment items, which further eroded revenue growth. Expected Medicare reimbursement reductions on oxygen and oxygen equipment were delayed until April 8, 2005, when the revised 2005 fee schedule was implemented. Management's estimate of the impact of the 2005 Medicare reimbursement reductions is approximately $8.6 million and $13.1 million for the three and six months ended June 30, 2005, respectively.

     Apria chose not to renew its contract with Gentiva CareCentrix ("Gentiva") upon its expiration on January 1, 2004. The company continued to service Gentiva patients as usual for the first few months in 2004 and then began the transition to other providers. Such transition was effectively complete by the end of the second quarter in 2004. When comparing the six-month periods in 2005 and 2004, the revenue reduction in 2005 related to this contract exit represented 1.9% of prior year revenues. The impact to the second quarter was less than one percent.

     The company is experiencing increased pricing pressure from its managed care customers as these organizations seek to lower costs by obtaining more favorable pricing from providers such as Apria. Managed care organizations are also evaluating alternative delivery models for certain products and services, which include those provided by Apria. This trend may cause Apria to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue. The recent renewal of Apria’s contract with Aetna US Healthcare extends the commitment through June 2008 and provides the potential for expanded referrals.

     The growth in revenues, after consideration of the Medicare and Gentiva revenue reductions, was due to volume increases from contracted and traditional sources and the acquisition of complementary businesses. Apria's acquisition strategy generally results in the rapid integration of acquired businesses into existing operating locations. This rapid integration limits Apria's ability to separately track the amount of revenue generated by an acquired business. Therefore, estimating the net revenue contribution from acquisitions requires certain assumptions. Based on its analysis, Apria estimates that approximately $38 million of the net revenue growth between the six-month periods in 2004 and 2005 was derived from acquisitions.

     The following table sets forth a summary of net revenues by service line:

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

(dollars in thousands)	$	%	$	%	$	%	$	%

Respiratory therapy	$255,913	68.3%	$246,691	68.6%	$513,401	68.8%	$489,077	68.8%
Infusion therapy	64,562	17.2%	60,424	16.8%	126,265	16.9%	119,112	16.8%
Home medical equipment/other	54,456	14.5%	52,447	14.6%	107,128	14.3%	102,254	14.4%

Total net revenues	$374,931	100.0%	$359,562	100.0%	$746,794	100.0%	$710,443	100.0%

     Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Net revenues in the respiratory therapy service line increased 3.7% in the second quarter of 2005 and 5.0% in the six months ended June 30, 2005, as compared to the corresponding periods in 2004. This growth was primarily driven by volume increases and acquisitions of respiratory therapy businesses. The Medicare reimbursement reductions caused a decline of 3.1% and 2.3% in the revenue growth rate for the three and six-month periods ended June 30, 2005. The year over year growth in this service line was also reduced by the exit from the Gentiva contract, representing approximately 2.3% of 2004 respiratory revenues.

     Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased 6.8% and 6.0% in the three and six months ended June 30, 2005, respectively. Enteral nutrition, which makes up approximately 44% of the revenue in the infusion service line, was the main driver of the infusion growth with increases of 9.8% and 8.7% in the second quarter and six months ended June 30, 2005, respectively, when compared to the corresponding periods in 2004.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues increased 3.8% in the second quarter of 2005 and 4.8% for the six months ended June 30, 2005 when compared to the corresponding periods in 2004. Diabetic supplies, historically a very small percentage of the home medical equipment line, grew 55.5% and 123.7% in the three and six months ended June 30, 2005 when compared to the same periods in 2004. This growth is directly attributable to the March 2004 acquisition of a company that entered the diabetic supply market just prior to being acquired by Apria. Excluding the growth in diabetic supplies, home medical equipment/other revenue grew 1.7% and 1.3% for the second quarter and six months ended June 30, 2005, respectively, when compared to the same periods in 2004. Medicare reimbursement reductions implemented in 2005 that impact this line of business represent 1.7% of home medical equipment/other revenues for the second quarter of 2005 and 1.6% for the first six months of 2005 compared to the corresponding periods in 2004.

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

     In 2005, approximately 39% of Apria’s revenues are being reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents more than 8% of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent 10% or less of total net revenues for all periods presented.

     Medicare Reimbursement. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is herein referred to as the Medicare Modernization Act, became law. The Medicare Modernization Act includes a number of provisions that affect Medicare Part B reimbursement policies for items and services provided by Apria, the most significant of which are:

•	A freeze on annual payment increases for durable medical equipment — Such increases were instituted from 2004 through 2008.
•

Reimbursement reductions for five durable medical equipment categories, including oxygen  —  Reimbursement for most of these categories is based on the median price paid for such items on behalf of beneficiaries of federal employee health benefit plans, or FEHBP. The new fee schedules for most products went into effect January 1, 2005. The revised pricing for oxygen and oxygen equipment was implemented on April 8, 2005. Any 2005 claims for oxygen and oxygen equipment that had been submitted prior to the implementation of the new fee schedule were paid based on 2004 pricing schedules and were not retroactively adjusted.

•

Reimbursement reduction for inhalation drugs —  The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced through a shift to the manufacturer-reported average sales price (subject to adjustment each quarter) plus 6%, plus a separate dispensing fee per patient episode. The dispensing fees for 2005 have been established at $57.00 for a 30-day supply of medications and $80.00 for a 90-day supply. In its proposed 2006 physician fee schedule released on August 1, 2005, the Centers for Medicare and Medicaid Services, or CMS, indicated that the 2006 dispensing fee will likely be lower than the 2005 level.

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

•

Incentives for expansion of Medicare Part C  —  The Medicare Modernization Act includes financial incentives for managed care plans to expand their provision of Medicare Advantage plans in 2006 in a stated effort to attract more Medicare beneficiaries to managed care models. The company maintains contracts to provide respiratory, infusion and medical equipment and related services to a significant number of managed care plans nationwide, and believes that the Medicare Advantage expansion represents a growth opportunity starting in 2006.

•

Reimbursement for home infusion therapy under Medicare Part D  —  Currently, a limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. The Medicare Modernization Act provides expanded coverage for home infusion drugs. The industry is currently working with CMS to further define the coverage and payment policies that will govern the administration of this benefit, which takes effect in 2006.

     Apria’s management estimates that the revision to inhalation drug reimbursement in 2004 resulted in a revenue reduction of approximately $15.0 million from 2003 levels. Management further estimates that 2005 pretax income will be reduced from 2004 levels by approximately $40 million as a result of the lower Medicare pricing implemented in 2005 and a related product pricing increase discussed above. (See “Results of Operations – Gross Profit.”) The impact of the competitive bidding program and the Medicare Part C and D programs cannot be estimated at this time.

     The Balanced Budget Act of 1997 contained several provisions that lowered Apria’s Medicare reimbursement levels. Subsequent legislation, the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, mitigated some of the effects of the original legislation. The Medicare Modernization Act also addressed some of the issues pending from the earlier legislation. However, still pending from the 1997 Legislation is the streamlined authority granted to the Secretary of the U.S. Department of Health and Human Services, or HHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness authority. In December 2002, CMS issued an interim final rule that establishes a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. As of this date, neither CMS nor the durable medical equipment regional carriers have used the expedited authority.

     Medicaid Reimbursement. Since 2001, some states have adopted alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In at least 22 states, these changes have reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria has elected to stop accepting new Medicaid patient referrals for the affected drugs and biologicals. Apria is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies, if the reimbursement levels for those services remain adequate. Further, some states are considering other reductions in Medicaid reimbursement as they work through their respective state’s budget process. Apria management cannot predict the outcome of such budget negotiations and whether other states will consider reductions as well.

     Gross Profit. Gross margins were 71.0% and 72.5% for the second quarters of 2005 and 2004, respectively. For the six-month periods ended June 30, 2005 and 2004, the margins were 70.8% and 72.2%, respectively. The decline is primarily due to the Medicare reimbursement reductions and the effects of the non-renewal of the Gentiva contract in 2004. Further eroding the gross margin is a manufacturer’s price increase for a particular respiratory drug, effected concurrently with higher government reimbursement for that drug in 2005. This price increase is estimated to have a $2.9 million negative impact on Apria’s gross margin for the six-month period ended June 30, 2005. The respiratory drug margin has also been experiencing downward pressure from other pricing changes and shifts in product mix. Depreciation expense has decreased largely due to the decrease in patient service equipment expenditures.

     Provision for Doubtful Accounts. The provision for doubtful accounts results from management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. The provision was 3.4% of net revenues for the second quarter of 2005 and 3.6% for the same period last year. For the year-to-date periods of 2005 and 2004, the provision was 3.6% and 3.7%, respectively. The improvement in 2005 when compared to 2004 is partially due to strong cash collections and a focused effort to increase cash applications. Also, delays in collections due to Medicare reimbursement changes that negatively impacted the provision during the first quarter of 2005, have self-corrected during the second quarter. (See “Liquidity and Capital Resources – Accounts Receivable.”)

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

     Selling, distribution and administrative expenses were 56.1% of net revenues in the second quarter of 2005, up from 54.1% in the second quarter of 2004. For the six-month period ending June 30, 2005, selling, distribution and administrative expenses were 55.7% compared to 53.8% for the same period last year. The percentage increase between the quarters and years is primarily attributable to the lower revenues resulting from Medicare pricing changes without a corresponding reduction in the company’s actual cost of providing those products and services. Higher fuel prices, rising medical benefit costs and outsourced collection fees also factored into the increases. Advertising costs related to the company’s diabetic supply business are also higher year to year because this business was not acquired until late in the first quarter of 2004. Other incremental costs include severance charges related to the departure of two executives and a reduction in workforce at the Corporate office.

    Qui Tam Settlement and Related Costs. A $20 million accrual has been recorded in connection with a preliminary agreement to settle the previously disclosed civil qui tam lawsuits. Such accrual is comprised of $17.6 million that Apria will pay the government and $2.4 million in legal fees and other related costs. (See “Liquidity and Capital Resources – Federal Investigation.”)

     Amortization of Intangible Assets. For the quarter and six months ended June 30, 2005, amortization expense was $1.5 million and $3.1 million, respectively. This compares to $1.5 million and $2.8 million for the similar periods last year. The year over year increase is due to ongoing acquisition activity and the valuation of certain customer relationships acquired in business combinations. (See “Liquidity and Capital Resources – Business Combinations.”)

     Interest Expense. Interest expense was $4.9 million for the second quarter of 2005, as compared to $5.0 million in the second quarter of 2004. For the year-to-date periods in 2005 and 2004, interest expense was $9.6 million and $9.9 million, respectively. The year to year decrease is primarily due to reduced settlements on the interest rate swaps. (See “Liquidity and Capital Resources – Long-term Debt.”)

     Income Taxes. Income taxes for the six months ended June 30, 2005 have been provided at a higher effective rate than is expected to be applicable for the entire year. The higher rate is due to a non-deductible permanent difference that is expected to result from a portion of the accrual recorded to reflect the preliminary settlement of two previously disclosed qui tam lawsuits. (See “Liquidity and Capital Resources – Federal Investigation.”) This higher rate was partially offset by a decrease in the valuation allowance and corresponding reduction of the tax provision that was recorded in the first quarter of 2005. Such adjustment resulted from state net operating loss carryforwards that became realizable based on a change in estimate of expected future earnings.

     Income taxes for the six-month period ended June 30, 2004 were provided at the effective tax rate that was expected to be applicable for that year.

     At June 30, 2005, the company had various apportioned state net operating loss carryforwards which resulted in a deferred tax asset of $9.7 million, net of federal tax benefit.

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

     Cash Flow. Cash provided by operating activities was $97.8 million in the first six months of 2005 compared with $137.8 million in the corresponding period in 2004. The decrease in operating cash flow between the two periods can be attributed to several factors, including the Medicare reimbursement changes and the exit from the Gentiva contract, which negatively impacted net income for the first six months of 2005. Also reducing operating cash flow was a $14.8 million increase in income tax payments between the two periods.

     Cash used in investing activities decreased to $159.3 million for the first six months of 2005 compared to $177.8 million during the same period last year. The decrease is primarily attributable to lower expenditures for acquisitions in 2005 and a decrease in expenditures for patient service equipment when compared to the corresponding period in 2004.

     Cash provided by financing activities was $35.2 million during the first six months of 2005 compared to cash used in financing activities of $62.6 million for the first six months of 2004. In 2005, the $25.2 million in net proceeds from the revolving credit facility was the primary source of cash. Cash used in 2004 primarily relates to the $53.0 million repurchase of the company’s common stock.

     Contractual Cash Obligations. The following table summarizes Apria’s long-term cash payment obligations to which the company is contractually bound. The years presented below represent 12-month rolling periods ending June 30.

(dollars in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6+	Totals

Revolving loan	$-	$-	$-	$-	$250	$-	$250
Convertible senior notes	-	-	-	-	-	250	250
Capital lease obligations	2	1	1	-	-	-	4
Operating leases	64	50	32	20	13	17	196
Deferred acquisition payments	7	-	-	-	-	-	7

Total contractual cash obligations	$73	$51	$33	$20	$263	$267	$707

The holders of the convertible senior notes will first have the option to require Apria to repurchase all or a portion of their notes in September 2008.

     Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $286.7 million at June 30, 2005 from $264.4 million at December 31, 2004, which is primarily attributable to increases in revenues, particularly from acquisitions. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 56 at June 30, 2005, 53 at June 30, 2004 and 52 at December 31, 2004. The increase in days sales outstanding at the end of the second quarter of 2005 is primarily due to the acquisition activity in the first and second quarters. The time-consuming processes of converting patient files onto Apria’s systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business. Consequently, the related cash receipts are delayed, causing a temporary increase in accounts receivable and days sales outstanding.

     Accounts aged in excess of 180 days of total receivables for certain payor categories, and in total, are as follows:

	June 30,	December 31,
(dollars in thousands)	2005	2004

Total	20.4%	21.3%

Medicare	17.7%	18.7%
Medicaid	25.9%	24.9%
Self pay	35.9%	32.8%
Managed care/other	19.4%	20.6%

     Evaluation of Net Realizable Value. Management performs various analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Management applies specific percentages to the accounts receivable aging to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age. Accounts aged in excess of 360 days are reserved at 100%. Management establishes and monitors these percentages through analyses of historical realization data, accounts receivable aging trends, other operating trends, the extent of contracted business and business combinations. Also considered are relevant business conditions, such as governmental and managed care payor claims processing procedures and system changes. If indicated by such analyses, management may periodically adjust the uncollectible estimate and corresponding percentages. Additionally, focused reviews of certain large and/or problematic payors are performed to determine if their respective reserve levels are appropriate.

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $44.5 million and $36.3 million at June 30, 2005 and at December 31, 2004, respectively. Delays ranging from one day up to several weeks between the dates of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility. The increase in unbilled receivables at June 30, 2005 is largely due to acquisitions completed during the first two quarters of 2005, as discussed above.

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

     The branch locations serve as the primary point from which inventories and patient service equipment are delivered to the patient. The branches are supplied with inventory and equipment from the regional warehouses, which coordinate purchasing with the corporate office. The regions are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between the region and branch locations. Further, the majority of Apria’s patient service equipment is located in patients’ homes. While the utilization varies widely between equipment types, on the average, approximately 80% of the equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Management has successfully instituted a number of controls over the company’s inventories and patient service equipment to minimize such losses. The company performs physical inventories on an annual or quarterly basis, depending on the product type, and adjusts the related balances accordingly. Inventory and patient service equipment losses for the six months ended June 30, 2005 and 2004 were $1.3 million and $151,000, respectively. The increase in 2005 resulted from a change in the schedule for performing physical inventories. There can be no assurance that Apria will be able to maintain its current level of control over inventories and patient service equipment. Continued revenue growth is directly dependent on the company’s ability to fund its equipment and inventory requirements. The increase in patient service equipment balances between December 31, 2004 and June 30, 2005 reflects purchases to support increased business levels and the addition of patient items recorded in conjunction with acquisitions that closed in 2005.

     Long-Term Debt. Revolving Credit Facility. At June 30, 2005, borrowings under Apria’s revolving credit facility were $250.0 million; outstanding letters of credit totaled $3.9 million; and credit available under the revolving facility was $246.1 million. The company continues to be in compliance with all of the financial covenants required by the credit agreement.

     Convertible Senior Notes. At June 30, 2005, the fair value of the $250.0 million in convertible senior notes was $271.4 million, as determined by reference to quoted market prices.

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

     At June 30, 2005, Apria had two interest rate swap agreements in effect to fix its LIBOR-based variable rate debt. The terms of such agreements are as follows: a three-year agreement with a notional amount of $25.0 million and a fixed rate of 3.04%, expiring December 2005; and a four-year agreement with a notional amount of $25.0 million and a fixed rate of 3.42%, expiring December 2006.

     During the second quarter of 2005, Apria entered into two new interest rate swap agreements. The forward-starting contracts, each with a notional amount of $25.0 million, become effective in January 2006. Both agreements have a three-year term with fixed rates of 4.38% and 4.44%.

     The interest rate swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the six months ended June 30, 2005 and 2004, Apria paid net settlements amounts of $101,000 and $857,000, respectively. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income. At June 30, 2005, the aggregate fair value of the two pre-existing swap agreements was an asset of $227,000 and the aggregate fair value of the two forward-starting swap agreements was a liability of $498,000. In the event of counterparty non-performance, Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread.

     Business Combinations. Pursuant to one of its primary growth strategies, Apria periodically acquires complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying condensed consolidated income statements from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Trade names and customer lists are being amortized over the period of their expected benefit.

     The aggregate consideration for acquisitions that closed during the first six months of 2005 was $95.4 million. Pending receipt of additional valuation information, the preliminary allocation of this amount includes $79.8 million to goodwill, $7.0 million to other intangible assets and $5.8 million to patient service equipment.

     Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $96.2 million and $100.1 million in the first six months of 2005 and 2004, respectively.

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

     The investigation relates to two civil qui tam lawsuits against Apria filed under seal by individuals suing on behalf of the government. In general, both lawsuits allege that for an unspecified period of time commencing in 1995 Apria knowingly engaged in various schemes to defraud the government by submitting false claims for payment and by manipulating and falsifying documentation in support of such claims.

     In early August 2005, Apria and representatives of the government and the individual plaintiffs reached a preliminary agreement for the settlement of these lawsuits. Under the settlement, Apria will pay the government $17.6 million without any admission of wrongdoing. As a result of this preliminary agreement, the company’s financial statements for the period ended June 30, 2005, reflect a liability accrual of $20 million, consisting of the settlement amount, legal fees and other related costs. Completion of the settlement is subject to formal approval by the principals, the negotiation and execution of a definitive settlement agreement and dismissal of the complaints by the court.

     In late July 2005, during discussions leading to the settlement of the two cases referred to above, the government informed Apria of the existence of a third civil qui tam lawsuit containing similar allegations of improper billing at several specific locations during 2002-2004. The government also informed Apria that it has recently filed a request for the dismissal of this action. Apria cannot, however, provide any assurance that this new litigation will in fact be dismissed or make any estimate of the liability, if any, that may result from the litigation in the event the lawsuit is not dismissed.

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

     At June 30, 2005, Apria’s revolving credit facility borrowings totaled $250.0 million. The bank credit agreement provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or the London Interbank Offered Rate (“LIBOR”). All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At June 30, 2005, all of Apria’s outstanding revolving debt was tied to LIBOR.

     At June 30, 2005, Apria had a three-year interest rate swap agreement with a notional amount of $25.0 million and a fixed rate of 3.04% and a four-year interest rate swap agreement with a notional amount of $25.0 million and a fixed rate of 3.42%.

     During the second quarter of 2005, Apria entered into two new interest rate swap agreements. The forward-starting contracts, each with a notional amount of $25.0 million, become effective in January 2006. Both agreements have a three-year term with fixed rates of 4.38% and 4.44%.

     Based on the revolving debt outstanding and the swap agreements in effect at June 30, 2005, a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $2.0 million. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”)

ITEM 4.     CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the company carried out an evaluation as required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of the company’s management, including the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company that is required to be included in the company’s periodic Securities and Exchange Commission filings.

     As required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934, as amended, the company carried out an evaluation of the company’s internal control over financial reporting to determine whether, during the period covered by this report, there have been changes to the company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report.

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

     The investigation relates to two civil qui tam lawsuits against Apria filed under seal by individuals suing on behalf of the government. In general, both lawsuits allege that for an unspecified period of time commencing in 1995 Apria knowingly engaged in various schemes to defraud the government by submitting false claims for payment and by manipulating and falsifying documentation in support of such claims.

     In early August 2005, Apria and representatives of the government and the individual plaintiffs reached a preliminary agreement for the settlement of these lawsuits. Under the settlement, Apria will pay the government $17.6 million without any admission of wrongdoing. As a result of this preliminary agreement, the company’s financial statements for the period ended June 30, 2005, reflect a liability accrual of $20 million, consisting of the settlement amount, legal fees and other related costs. Completion of the settlement is subject to formal approval by the principals, the negotiation and execution of a definitive settlement agreement and dismissal of the complaints by the court.

     In late July 2005, during discussions leading to the settlement of the two cases referred to above, the government informed Apria of the existence of a third civil qui tam lawsuit containing similar allegations of improper billing at several specific locations during 2002-2004. The government also informed Apria that it has recently filed a request for the dismissal of this action. Apria cannot, however, provide any assurance that this new litigation will in fact be dismissed or make any estimate of the liability, if any, that may result from the litigation in the event the lawsuit is not dismissed.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) (b) (c)	The Annual Meeting of Stockholders of the company was held on April 20, 2005.

Directors reelected at the Annual Meeting for a term of one year:

Vicente Anido, Jr.
I.T. Corley
David L. Goldsmith
Lawrence M. Higby
Richard H. Koppes
Philip R. Lochner, Jr.
Jeri L. Lose (1)

Matters Voted Upon at Annual Meeting:

Election of Directors

As of April 20, 2005, the company’s Board of Directors consisted of seven members. Effective with the resignation of Jeri Lose on June 13, 2005, the Board currently consists of six members who will serve for one year or until the election and qualification of their successors. The results of the stockholder voting were as follows:

	FOR	WITHHOLD/ ABSTENTIONS	BROKER NON-VOTES
Vicente Anido, Jr. I.T. Corley David L. Goldsmith Lawrence M. Higby Richard H. Koppes Philip R. Lochner, Jr. Jeri L. Lose	43,403,966 44,916,645 44,050,459 44,913,992 44,916,378 43,384,316 43,403,513	2,337,654 824,975 1,691,161 827,628 825,242 2,357,304 2,338,107	– – – – – – –
(1)	Resigned from Board of Directors on June 13, 2005 to assume the position of EVP, Chief Information Officer with the Registrant.
Ratification of the Company’s Independent Registered Public Accountants

The Board of Directors appointed Deloitte & Touche LLP as the company’s independent registered public accounting firm for the fiscal year ending year ending December 31, 2005, subject to shareholder approval. The results of the stockholder voting were as follows:

For Against Abstain Broker Non-Votes	45,578,107 162,147 1,366 –

ITEM 6.     EXHIBITS

Exhibits:
Exhibit Number 10.1	Reference Confirmation dated April 22, 2005, executed relative to the Master Agreement dated December 3, 2002, between Registrant and Bank of Nova Scotia.
10.2	Executive Severance Agreement dated June 13, 2005, between Registrant and Jeri L. Lose.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC. Registrant
August 15, 2005	/s/ AMIN I. KHALIFA Amin I. Khalifa Executive Vice President and Chief Financial Officer (Principal Financial Officer)