Form 10-Q
period 2005-09-30
APRIA HEALTHCARE GROUP INC
filed 2005-11-09
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of November 4, 2005 there were outstanding 49,564,090 shares of the Registrant’s common stock, par value $.001, which is the only class of common stock of the Registrant (not including 9,627,659 shares held in treasury.)

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

For the period ended September 30, 2005

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

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(dollars in thousands)	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,440	$39,399
Accounts receivable, less allowance for doubtful accounts of $48,677
and $45,064 at September 30, 2005 and December 31, 2004, respectively	233,586	219,365
Inventories, net	40,415	40,295
Deferred income taxes	32,792	29,126
Refundable and prepaid income taxes	3,570	-
Prepaid expenses and other current assets	23,380	20,126

TOTAL CURRENT ASSETS	346,183	348,311

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $442,340
and $420,714 at September 30, 2005 and December 31, 2004, respectively	232,784	224,801
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net	46,579	51,012
DEFERRED INCOME TAXES	6,974	5,024
GOODWILL	538,196	455,623
INTANGIBLE ASSETS, less accumulated amortization of $7,982 and
$6,425 at September 30, 2005 and December 31, 2004, respectively	12,071	9,907
DEFERRED DEBT ISSUANCE COSTS, net	5,680	6,962
OTHER ASSETS	9,297	6,024

	$1,197,764	$1,107,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$59,743	$63,601
Accrued payroll and related taxes and benefits	41,129	47,620
Accrued insurance	10,895	8,991
Income taxes payable	11,789	19,208
Other accrued liabilities	31,589	34,014
Current portion of long-term debt	6,342	4,901

TOTAL CURRENT LIABILITIES	161,487	178,335

LONG-TERM DEBT, exclusive of current portion	506,126	475,957
DEFERRED INCOME TAXES	39,830	42,136
OTHER NON-CURRENT LIABILITIES	9,158	5,051
COMMITMENTS AND CONTINGENCIES (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
59,182,649 and 58,236,364 shares issued at September 30, 2005 and
December 31, 2004, respectively; 49,554,990 and 48,608,705 shares
outstanding at September 30, 2005 and December 31, 2004, respectively	59	58
Additional paid-in capital	466,754	439,544
Treasury stock, at cost; 9,627,659 shares at September 30, 2005
and December 31, 2004	(254,432)	(254,432)
Retained earnings	268,482	221,041
Accumulated other comprehensive income (loss)	300	(26)

	481,163	406,185

	$1,197,764	$1,107,664

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(dollars in thousands, except per share data)	2005	2004	2005	2004

Net revenues	$367,615	$364,569	$1,114,409	$1,075,012
Costs and expenses:
Cost of net revenues:
Product and supply costs	76,062	67,645	231,535	197,488
Patient service equipment depreciation	28,050	30,497	83,153	90,364
Nursing services	169	193	521	634
Other	3,617	3,641	10,814	11,331

TOTAL COST OF NET REVENUES	107,898	101,976	326,023	299,817

Provision for doubtful accounts	12,160	12,268	39,410	38,548
Selling, distribution and administrative	212,150	200,619	628,083	582,496
Qui tam settlement and related costs (Note G)	-	-	20,000	-
Amortization of intangible assets	2,047	1,854	5,176	4,639

TOTAL COSTS AND EXPENSES	334,255	316,717	1,018,692	925,500

OPERATING INCOME	33,360	47,852	95,717	149,512
Interest expense, net	5,262	5,210	14,894	15,119

INCOME BEFORE TAXES	28,098	42,642	80,823	134,393
Income tax expense	8,843	12,807	33,382	47,652

NET INCOME	$19,255	$29,835	$47,441	$86,741

Basic net income per common share	$0.39	$0.61	$0.97	$1.75

Diluted net income per common share	$0.38	$0.60	$0.95	$1.72

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

(dollars in thousands)	2005	2004

OPERATING ACTIVITIES
Net income	$47,441	$86,741
Items included in net income not requiring cash:
Provision for doubtful accounts	39,410	38,548
Depreciation and amortization	104,999	110,962
Amortization of deferred debt issuance costs	1,297	1,890
Deferred income taxes	(8,144)	19,977
Stock-based compensation	2,643	2,537
Loss (gain) on disposition of assets	50	(26)
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(53,769)	(65,062)
Inventories, net	1,484	(2,578)
Prepaid expenses and other assets	(2,952)	(3,398)
Accounts payable, exclusive of outstanding checks	2,918	5,039
Accrued payroll and related taxes and benefits	(6,491)	8,262
Income taxes payable	(3,341)	1,286
Accrued expenses	3,346	(6,384)

NET CASH PROVIDED BY OPERATING ACTIVITIES	128,891	197,794
INVESTING ACTIVITIES
Purchases of patient service equipment and property,
equipment and improvements, exclusive of effects of acquisitions	(92,871)	(111,890)
Proceeds from disposition of assets	685	159
Cash paid for acquisitions, including payments of deferred consideration	(101,907)	(116,121)

NET CASH USED IN INVESTING ACTIVITIES	(194,093)	(227,852)
FINANCING ACTIVITIES
Proceeds from revolving credit facilities	41,250	20,000
Payments on revolving credit facilities	(11,000)	-
Payments on term loans	-	(19,313)
Payments on other long-term debt	(5,706)	(6,382)
Outstanding checks included in accounts payable	(6,776)	(1,689)
Capitalized debt issuance costs	(15)	(37)
Repurchases of common stock	-	(100,000)
Issuances of common stock	20,490	15,784

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38,243	(91,637)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,959)	(121,695)
Cash and cash equivalents at beginning of period	39,399	160,553

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,440	$38,858

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

Distribution Expenses: Distribution expenses, totaling $43,004,000 and $127,912,000 for the three and nine-month periods ended September 30, 2005, are included in selling, distribution and administrative expenses. For the corresponding periods in 2004, distribution expenses were $40,720,000 and 115,840,000, respectively.

Stock-based Compensation: The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, and related interpretations. Apria has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” For the nine-month period ended September 30, 2005, net income reflects compensation expense for restricted stock awards and restricted stock purchase rights accounted for in accordance with APB Opinion No. 25. Had compensation expense for all of the company’s stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS No. 123, Apria’s net income and per share amounts would have been adjusted to the pro forma amounts indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share data)	2005	2004	2005	2004

Net income as reported	$19,255	$29,835	$47,441	$86,741
Add: stock-based compensation expense included in reported net income, net of related tax effects	247	237	1,585	1,572
Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	(1,627)	(2,673)	(6,515)	(7,978)

Pro forma net income	$17,875	$27,399	$42,511	$80,335

Basic net income per share:
As reported	$0.39	$0.61	$0.97	$1.75
Pro forma	$0.36	$0.56	$0.87	$1.62

Diluted income per share:
As reported	$0.38	$0.60	$0.95	$1.72
Pro forma	$0.35	$0.55	$0.85	$1.60

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and employing the following weighted-average assumptions for grants in the nine-month periods ended September 30, 2005 and 2004: risk-free interest rates of 3.78% and 3.02%, respectively; dividend yield of 0% for all periods; expected lives of 4.13 and 4.83 years, respectively; and volatility of 32% and 47%, respectively.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Adoption of SFAS No. 123R was initially required as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. The Securities and Exchange Commission subsequently amended Rule 4-01(a) of Regulation S-X to amend the required compliance date for SFAS No. 123R to the first interim or annual reporting period for the first fiscal year beginning on or after June 15, 2005. Accordingly, Apria will adopt the statement January 1, 2006. Management is currently evaluating the statement and its transition provisions. The impact of adoption on the results of operations cannot be estimated at this time as it is dependent on the level of future share-based awards. However, had SFAS No. 123R been adopted in prior periods, the effect would have approximated the SFAS No. 123 pro forma disclosures presented above.

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

NOTE B – BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying consolidated income statements from the dates of acquisition. During the nine-month period ended September 30, 2005, cash paid for acquisitions was $101,907,000, which included deferred payments of $8,501,000 that were related to acquisitions completed prior to 2005. At September 30, 2005, deferred consideration payable totaled $5,795,000 and is included on the consolidated balance sheet in other accrued liabilities.

During the nine-month period ended September 30, 2005, Apria acquired 19 companies, each with revenues that are primarily attributable to the respiratory therapy line of business. Pending receipt of additional valuation information, amounts preliminarily allocated to goodwill, other intangible assets and patient service equipment were $83,332,000, $7,435,000 and $6,958,000, respectively. This allocation is inclusive of amounts not yet paid.

The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during the nine-month period ended September 30, 2005, as if the acquisitions had occurred at the beginning of the earliest period presented. The pro forma information is based on the historical financial statements of Apria and the acquired businesses. Amounts are not necessarily indicative of the results that may have been achieved had the acquired businesses been integrated at the beginning of the earliest period presented or that may be achieved in the future.

	Nine Months Ended September 30,

(dollars in thousands, except per share data)	2005	2004

Net revenues	$1,138,966	$1,125,493
Net income	$47,221	$85,420

Basic net income per common share	$0.96	$1.72
Diluted net income per common share	$0.94	$1.69

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

The net change in the carrying amount of goodwill of $82,573,000 for the nine months ended September 30, 2005, is the result of business combinations. Substantially all of the goodwill recorded in conjunction with the business combinations completed during the periods presented is expected to be deductible for tax purposes.

Intangible assets, all of which are subject to amortization, consist of the following:

(dollars in thousands)		September 30, 2005			December 31, 2004

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	4.9	$16,457	$(5,795)	$10,662	$11,947	$(4,060)	$7,887
Trade names	2.0	628	(361)	267	1,695	(870)	825
Customer lists	< 1	2,968	(1,826)	1,142	2,690	(1,495)	1,195

		$20,053	$(7,982)	$12,071	$16,332	$(6,425)	$9,907

Amortization expense was $5,176,000 for the nine-month period ended September 30, 2005. Estimated amortization expense for the current year and each of the next five fiscal years ending December 31 is presented below:

Year Ending December 31,	(dollars in thousands)

2005	$ 6,915
2006	3,591
2007	2,716
2008	2,226
2009	1,416
2010	383

NOTE D – LONG-TERM DEBT

Revolving Credit Facility: At September 30, 2005, Apria’s borrowings under its revolving credit facility were $255,000,000; outstanding letters of credit totaled $3,855,000; and credit available under the revolving facility was $241,145,000. Apria was in compliance with all of the financial covenants required by the related credit agreement.

Convertible Senior Notes: At September 30, 2005, the fair value of the $250,000,000 in convertible senior notes was $263,750,000, as determined by reference to quoted market prices.

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

The interest rate swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the nine months ended September 30, 2005 and 2004, Apria paid net settlement amounts of $68,000 and $1,175,000, respectively. At September 30, 2005, the aggregate fair value of the swap agreements was an asset of $506,000, which is reflected in the accompanying consolidated balance sheet in other assets.

Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in accumulated other comprehensive income. (See Note E – “Stockholders’ Equity.”) In the event of counterparty non-performance, Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread.

NOTE E – STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2005, changes to stockholders’ equity are comprised of the following amounts:

(dollars in thousands)

Net income	$47,441
Proceeds from the exercise of stock options	20,490
Tax benefit related to the exercise of stock options	4,078
Stock-based compensation	2,643
Other comprehensive income, net of taxes	326

$74,978

Net income and total comprehensive income differ by unrealized gains or losses related to interest rate swap agreements, net of taxes. For the nine months ended September 30, 2005 and 2004, total comprehensive income was $47,767,000 and $87,392,000, respectively.

NOTE F – INCOME TAXES

Income taxes for the nine months ended September 30, 2005 have been provided at a higher effective rate than is expected to be applicable for the entire year. The higher rate is due to a permanent difference resulting from the portion of the settlement of two qui tam lawsuits that is non-deductible for tax purposes. (See Note G – “Commitments and Contingencies.”) This higher rate was partially offset by a decrease in the valuation allowance and corresponding reduction of the tax provision that was recorded in the first quarter of 2005. Such adjustment resulted from state net operating loss carryforwards that became realizable based on a change in estimate of expected future earnings.

Income taxes for the nine-month period ended September 30, 2004 were provided at the effective tax rate that was expected to be applicable for that year.

At September 30, 2005, the company had various apportioned state net operating loss carryforwards which resulted in a deferred tax asset of $9,670,000, net of federal tax benefit.

Apria utilized $5,017,000 of federal net operating loss carryforwards in 2004. The remaining $7,106,000 of federal net operating loss carryforwards expired unused on December 31, 2004.

NOTE G – COMMITMENTS AND CONTINGENCIES

Disposition of Federal Investigation and Qui Tam Lawsuits. As previously reported, Apria was the subject of an investigation commenced in mid-1998 by the U.S. Attorney’s office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerned the documentation supporting Apria’s billing for services provided to patients whose healthcare costs were paid by Medicare and other federal programs. The investigation related to two civil qui tam lawsuits against Apria filed by individuals suing on behalf of the government. These lawsuits, both pending in the United States District Court for the Central District of California, are United States of America ex rel. Cynthia Costa and Ken Kostanecki v. Apria Healthcare Group, Inc., Case No. SACV-98-230-MMM(RCx) and United States of America ex rel. Catherine Wickern v. Apria Healthcare Group, Inc., Case No. SACV-001263-MMM(RCx).

As previously reported, Apria and representatives of the government and the individual plaintiffs reached a preliminary agreement in early August 2005 to settle these lawsuits for the aggregate sum of $17.6 million, without any admission of wrongdoing by Apria. The settlement was finalized in a definitive agreement that was fully executed and became effective on September 30, 2005, and Apria paid the settlement amount on that date.

The government informed Apria on October 4, 2005 that a third civil qui tam lawsuit (of which the government apprised Apria in July 2005) had been dismissed at the government’s request by the district court in which the action was pending. That lawsuit, which is still under seal, alleged improper billing similar to that alleged in the above-described actions, but was limited to several specific locations during 2002-2004. The time period in which the plaintiff could appeal the district court’s decision has not yet elapsed.

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

NOTE H – PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share data)	2005	2004	2005	2004

Numerator:
Net income	$19,255	$29,835	$47,441	$86,741
Numerator for basic and diluted per share amounts –
income available to common stockholders	$19,255	$29,835	$47,441	$86,741

Denominator:
Denominator for basic per share
amounts – weighted average shares	49,495	49,146	49,145	49,649

Effect of dilutive securities:
Employee stock options –
dilutive potential common shares	970	646	966	787

Denominator for diluted per share amounts –
adjusted weighted average shares	50,465	49,792	50,111	50,436

Basic net income per common share	$0.39	$0.61	$0.97	$1.75

Diluted net income per common share	$0.38	$0.60	$0.95	$1.72

Employee stock options excluded from the
computation of diluted per share amounts:

Shares for which exercise price exceeds
average market price of common stock	15	870	595	1,012

Average exercise price per share that exceeds
average market price of common stock	$34.59	$30.40	$33.43	$30.10

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

In addition, the military and national security activities in which the United States is currently engaged, and the federal government’s financial commitments to disaster recovery efforts, have and could continue to have significant impacts on the economy and government spending priorities. Deficit spending by the government as the result of adverse developments in the economy and the continuing costs of military and national security activities and disaster assistance will most likely increase pressure to reduce government expenditures for other purposes, including government-funded programs such as Medicare and Medicaid.

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

     Critical Accounting Policies. Apria’s management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company’s consolidated financial statements. These policies require management’s most complex and subjective judgments. Additionally, the accounting policies related to goodwill, long-lived assets and income taxes require significant judgment. These policies are presented in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Apria’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of Operations

     Net Revenues. Net revenues were $367.6 million in the third quarter of 2005, compared to $364.6 million for the corresponding period in 2004. For the nine-month period ended September 30, 2005, net revenues were $1,114 million, up 3.7% from $1,075 million in the same period of 2004. Respiratory medication revenues for the first nine months of 2004, were reduced by $11.5 million due to Medicare reimbursement reductions that went into effect January 1, 2004. Additional Medicare pricing reductions became effective January 1, 2005, for respiratory medications and certain equipment items, which further eroded revenue growth. Expected Medicare reimbursement reductions on oxygen and oxygen equipment were delayed until April 8, 2005, when the revised 2005 fee schedule was implemented. Management estimates that the 2005 Medicare reimbursement reductions resulted in approximately $8.9 million and $21.9 million of net revenue reductions for the three and nine months ended September 30, 2005, respectively.

     Apria chose not to renew its contract with Gentiva CareCentrix (“Gentiva”) upon its expiration on January 1, 2004. The company continued to service Gentiva patients as usual for the first few months in 2004 and then began the transition to other providers. Such transition was effectively complete by the end of the second quarter in 2004. When comparing the nine-month periods in 2005 and 2004, the revenue reduction in 2005 related to this contract exit represented 1.5% of prior year revenues. The impact to the third quarter was less than one percent.

     Revenue growth, after consideration of the Medicare and Gentiva revenue reductions, was due almost entirely to acquisitions of complementary businesses. Apria’s acquisition strategy generally results in the rapid integration of acquired businesses into existing operating locations. This rapid integration limits Apria’s ability to separately track the amount of revenue generated by an acquired business. Therefore, estimating the net revenue contribution from acquisitions requires certain assumptions. Apria estimates that approximately $56 million of the net revenue growth between the nine-month periods in 2004 and 2005 was derived from acquisitions.

     After adjusting for Medicare reimbursement cuts, the loss of Gentiva business and acquisition activity, organic revenue declined 0.7% for the third quarter of 2005 compared to 2004 and grew 2.1% for the nine-month period in 2005 as compared to 2004.

     The company is experiencing increased pricing pressure from its managed care customers as these organizations seek to lower costs by obtaining more favorable pricing from providers such as Apria. Managed care organizations are also evaluating alternative delivery models for certain products and services, which include those provided by Apria. This trend may cause Apria to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue. The company recently signed a new three-year contract with CIGNA HealthCare, effective February 2006, which is expected to accelerate the company’s revenue growth. Apria had previously serviced CIGNA members under a subcontracting arrangement with Gentiva prior to 2004.

     The following table sets forth a summary of net revenues by service line:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005		2004		2005		2004

(dollars in thousands)	$	%	$	%	$	%	$	%

Respiratory therapy	$249,847	68.0%	$245,958	67.5%	$763,248	68.5%	$735,035	68.4%
Infusion therapy	65,893	17.9%	63,639	17.5%	192,158	17.2%	182,751	17.0%
Home medical equipment/other	51,875	14.1%	54,972	15.0%	159,003	14.3%	157,226	14.6%

Total net revenues	$367,615	100.0%	$364,569	100.0%	$1,114,409	100.0%	$1,075,012	100.0%

     Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Net revenues in the respiratory therapy service line increased 1.6% in the third quarter of 2005 and 3.8% in the nine months ended September 30, 2005, as compared to the corresponding periods in 2004. This growth was primarily attributable to acquisitions of respiratory therapy businesses. The Medicare reimbursement reductions caused a decline of 3.3% and 2.7% in revenue growth for the three and nine-month periods ended September 30, 2005. The year over year growth in the respiratory service line was also reduced by the exit from the Gentiva contract, representing approximately 1.8% of 2004 respiratory revenues. Additionally, third quarter revenues for oxygen and oxygen-related products decreased 1.6% when compared to the same period in 2004. Declines in respiratory medications had the greatest impact on the respiratory revenue line with a 15.9% decrease in the third quarter and a 13.6% decrease in the nine-month period ended September 30, 2005, as compared to the corresponding periods in 2004. Conversely, the positive air pressure device product line exhibited strong growth of 16.6% quarter to quarter and 15.0% year to year, when comparing 2005 to 2004.

     Infusion Therapy. The infusion therapy service line involves the administration of a drug or nutrient directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased 3.5% and 5.1% in the three and nine months ended September 30, 2005, respectively. Enteral nutrition, which makes up approximately 43% of the revenue in the infusion service line, was the main driver of the infusion growth with increases of 6.5% and 8.0% in the third quarter and nine months ended September 30, 2005, respectively, when compared to the corresponding periods in 2004. Excluding enteral nutrition, infusion growth rates were 1.5% quarter to quarter and 3.1% year to year, when comparing 2005 to 2004.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues decreased 5.6% in the third quarter of 2005 and increased slightly to 1.1% for the nine months ended September 30, 2005 when compared to the corresponding periods in 2004. Diabetic supplies grew 55.8% in the nine months ended September 30, 2005 when compared to the same period in 2004. This growth is directly attributable to the March 2004 acquisition of a company that entered the diabetic supply market just prior to being acquired by Apria. Excluding the growth in diabetic supplies, home medical equipment/other revenue experienced a 5.5% decline for the third quarter and a 1.0% decrease for the nine months ended September 30, 2005, respectively, when compared to the same periods in 2004. Medicare reimbursement reductions implemented in 2005 that impact this line of business represent 1.4% of home medical equipment/other revenues for the third quarter of 2005 and 1.5% for the first nine months of 2005 compared to the corresponding periods in 2004. Additionally, hospital utilization rates were down in the third quarter with many of the company’s managed care contractors, which served to further depress growth in home medical equipment/other revenues, as evidenced by an 11.1% decline in bed-related revenues and a 9.7% decrease in wheelchair revenues for the current quarter, as compared to 2004.

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

     Medicare Reimbursement. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is herein referred to as the Medicare Modernization Act, became law. The Medicare Modernization Act includes a number of provisions that affect Medicare Part B reimbursement policies for items and services provided by Apria, the most significant of which are:

•	A freeze on annual payment increases for durable medical equipment — The freeze commenced in 2004 and will continue through 2008.
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

•

Reimbursement reduction for inhalation drugs — The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced through a shift to the manufacturer-reported average sales price (subject to adjustment each quarter) plus 6%, plus a separate dispensing fee per patient episode. The dispensing fees for 2005 are $57.00 for a 30-day supply of medications and $80.00 for a 90-day supply. In its final 2006 physician fee schedule released on November 2, 2005, the Centers for Medicare and Medicaid Services, or CMS, established an initial dispensing fee of $57.00 for a 30-day supply for a new patient, and $33.00 for each 30-day supply thereafter. The 90-day dispensing fee will be lowered to $66.00.

Additionally, the manufacturer-reported average sales price, which is subject to adjustment each quarter, was adjusted downward in the third quarter of 2005, resulting in a further decline in revenue of approximately $1.1 million in the third quarter when compared to the second quarter.

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

     Apria’s management estimates that the revision to inhalation drug reimbursement in 2004 resulted in a revenue reduction of approximately $15 million from 2003 levels. Management further estimates that 2005 pretax income will be reduced from 2004 levels by nearly $40 million as a result of the lower Medicare pricing implemented in 2005 and a related product pricing increase. (See “Results of Operations – Gross Profit.”) The impact of the competitive bidding program and the Medicare Part C and D programs cannot be estimated at this time.

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

         Senate Reconciliation Bill. The U.S. Senate is currently considering a budget reconciliation bill that includes savings targeted from both Medicare and Medicaid. The bill proposes to change the current capped rental period from 15 months to 13 months for certain durable medical equipment items covered by Medicare. This provision would apply to patients who begin their first rental month in January 2006. The bill also proposes to eliminate the service and maintenance fee that providers may bill in six-month intervals after the equipment is considered capped and instead provides for a repair/maintenance fee that would be billed when patient-owned equipment is serviced. If these provisions survive the budget reconciliation process, they would not have an impact on revenues until early 2007.

     Gross Profit. Gross margins were 70.6% and 72.0% for the third quarters of 2005 and 2004, respectively. For the nine-month periods ended September 30, 2005 and 2004, the margins were 70.7% and 72.1%, respectively. The decline is primarily due to the Medicare reimbursement reductions and the effects of the non-renewal of the Gentiva contract in 2004. Further eroding the gross margin is a manufacturer’s price increase for a particular respiratory drug, effected concurrently with higher government reimbursement for that drug in 2005. This price increase is estimated to have a $4.7 million negative impact on Apria’s gross margin for the nine-month period ended September 30, 2005. Favorably impacting gross profit is a decrease in depreciation expense, which is due to the decrease in patient service equipment expenditures.

     Provision for Doubtful Accounts. The provision for doubtful accounts results from management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. The provision was 3.3% of net revenues for the third quarter of 2005 and 3.4% for the same period last year. For the year-to-date periods of 2005 and 2004, the provision was 3.5% and 3.6%, respectively. The improvement in 2005 when compared to 2004 is partially due to strong cash collections and a focused effort to increase cash applications. (See “Liquidity and Capital Resources – Accounts Receivable.”)

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

     Selling, distribution and administrative expenses were 57.7% of net revenues in the third quarter of 2005, up from 55.0% in the third quarter of 2004. For the nine-month period ending September 30, 2005, selling, distribution and administrative expenses were 58.2% of net revenues compared to 54.2% for the same period last year. The percentage increase between the quarter and year-to-date periods is primarily attributable to the lower revenues resulting from Medicare pricing changes without a corresponding reduction in the company’s actual cost of providing those products and services. Higher fuel prices and vehicle maintenance expenditures, rising medical benefit costs and outsourced collection fees also factored into the increases. Advertising costs related to the company’s diabetic supply business are also higher year to year because this business was not acquired until late in the first quarter of 2004. Other incremental costs include severance charges related to the departure of two executives and a reduction in workforce at the Corporate office in the first quarter of 2005.

     Qui Tam Settlement and Related Costs. A $20 million accrual was recorded in the second quarter in connection with a preliminary agreement to settle the previously disclosed civil qui tam lawsuits. Such accrual was comprised of a $17.6 million settlement and $2.4 million in legal fees and other related costs. The settlement was paid to the government in the third quarter subsequent to finalizing the settlement agreement. (See “Liquidity and Capital Resources – Federal Investigation.”)

     Amortization of Intangible Assets. For the quarter and nine months ended September 30, 2005, amortization expense was $2.0 million and $5.2 million, respectively. This compares to $1.9 million and $4.6 million for the similar periods last year. The year over year increase is due to ongoing acquisition activity and the valuation of certain customer relationships acquired in business combinations. (See “Liquidity and Capital Resources – Business Combinations.”)

     Interest Expense. Interest expense was $5.3 million for the third quarter of 2005, as compared to $5.2 million in the third quarter of 2004. For the year-to-date periods in 2005 and 2004, interest expense was $14.9 million and $15.1 million, respectively. (See “Liquidity and Capital Resources – Long-term Debt.”)

     Income Taxes. Income taxes for the nine months ended September 30, 2005 have been provided at a higher effective rate than is expected to be applicable for the entire year. The higher rate is due to a permanent difference resulting from the portion of the settlement of two qui tam lawsuits that is non-deductible for tax purposes. (See Note G – “Commitments and Contingencies.”) This higher rate was partially offset by a decrease in the valuation allowance and corresponding reduction of the tax provision that was recorded in the first quarter of 2005. Such adjustment resulted from state net operating loss carryforwards that became realizable based on a change in estimate of expected future earnings.

     Income taxes for the nine-month period ended September 30, 2004 were provided at the effective tax rate that was expected to be applicable for that year.

     At September 30, 2005, the company had various apportioned state net operating loss carryforwards which resulted in a deferred tax asset of $9.7 million, net of federal tax benefit.

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

     Cash Flow. Cash provided by operating activities was $128.9 million in the first nine months of 2005 compared with $197.8 million in the corresponding period in 2004. The decrease in operating cash flow between the two periods can be primarily attributed to the Medicare reimbursement changes which negatively impacted net income for the first nine months of 2005. Also reducing operating cash flow was a $21.9 million increase in income tax payments between the two periods and a $17.6 million payment made to the government in the third quarter of 2005 related to the qui tam lawsuits.

     Cash used in investing activities decreased to $194.1 million for the first nine months of 2005 compared to $227.9 million during the same period last year. The decrease is primarily attributable to lower expenditures for acquisitions in 2005 and a decrease in expenditures for patient service equipment when compared to the corresponding period in 2004.

     Cash provided by financing activities was $38.2 million during the first nine months of 2005 compared to cash used in financing activities of $91.6 million for the first nine months of 2004. In 2005, the $41.3 million in net proceeds from the revolving credit facility was the primary source of cash. Cash used in 2004 primarily relates to the $100.0 million repurchase of the company’s common stock.

     Contractual Cash Obligations. The following table summarizes Apria’s long-term cash payment obligations to which the company is contractually bound. The years presented below represent 12-month rolling periods ending September 30.

(dollars in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6+	Totals

Revolving loan	$-	$-	$-	$-	$255	$-	$255
Convertible senior notes	-	-	-	-	-	250	250
Capital lease obligations	2	1	-	-	-	-	3
Other debt	4	-	-	-	-	-	4
Operating leases	56	43	30	21	13	15	178
Deferred acquisition payments	6	-	-	-	-	-	6

Total contractual cash obligations	$68	$44	$30	$21	$268	$265	$696

The holders of the convertible senior notes will first have the option to require Apria to repurchase all or a portion of their notes in September 2008.

     Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $282.3 million at September 30, 2005 from $264.4 million at December 31, 2004, which is primarily attributable to an increase in unbilled receivables related to acquisitions. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 57 at September 30, 2005, 55 at September 30, 2004 and 52 at December 31, 2004. The increase in days sales outstanding at the end of the third quarter of 2005 is primarily due to an increase in unbilled receivables from acquisitions. The time-consuming processes of converting patient files onto Apria’s systems and obtaining provider numbers from government payors routinely delay billing of the newly acquired business. Consequently, the related cash receipts are delayed, causing a temporary increase in accounts receivable and days sales outstanding. Additionally, a decline in organic revenue adversely impacted the 90-day rolling average of net revenue, which also factored into the increase in days sales outstanding.

     Accounts aged in excess of 180 days of total receivables for certain major payor categories, and in total, are as follows:

	September 30,	December 31,
	2005	2004

Total	21.5%	21.3%

Medicare	20.6%	18.7%
Medicaid	28.2%	24.9%
Self pay	39.5%	32.8%
Managed care/other	21.3%	20.6%

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

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $49.1 million and $36.3 million at September 30, 2005 and at December 31, 2004, respectively. Delays ranging from one day up to several weeks between the dates of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility. The increase in unbilled receivables at September 30, 2005 is largely due to acquisitions completed during 2005, as discussed above.

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

     The branch locations serve as the primary point from which inventories and patient service equipment are delivered to the patient. The branches are supplied with inventory and equipment from the regional warehouses, which coordinate purchasing with the corporate office. The regions are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between the region and branch locations. Further, the majority of Apria’s patient service equipment is located in patients’ homes. While the utilization varies widely between equipment types, on the average, approximately 80% of the equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Management has successfully instituted a number of controls over the company’s inventories and patient service equipment to minimize such losses. The company performs physical inventories on an annual or quarterly basis, depending on the product type, and adjusts the related balances accordingly. Inventory and patient service equipment losses for the nine months ended September 30, 2005 and 2004 were $1.4 million and $2.0 million, respectively.

     Long-Term Debt. Revolving Credit Facility. At September 30, 2005, borrowings under Apria’s revolving credit facility were $255.0 million; outstanding letters of credit totaled $3.9 million; and credit available under the revolving facility was $241.1 million. The company continues to be in compliance with all of the financial covenants required by the credit agreement.

     Convertible Senior Notes. At September 30, 2005, the fair value of the $250.0 million in convertible senior notes was $263.8 million, as determined by reference to quoted market prices.

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

     At September 30, 2005, Apria had two interest rate swap agreements in effect to fix its LIBOR-based variable rate debt. The terms of such agreements are as follows: a three-year agreement with a notional amount of $25.0 million and a fixed rate of 3.04%, expiring December 2005; and a four-year agreement with a notional amount of $25.0 million and a fixed rate of 3.42%, expiring December 2006.

     During the second quarter of 2005, Apria entered into two new interest rate swap agreements. The forward-starting contracts, each with a notional amount of $25.0 million, become effective in January 2006. Both agreements have a three-year term with fixed rates of 4.38% and 4.44%.

     The interest rate swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the nine months ended September 30, 2005 and 2004, Apria paid net settlement amounts of $68,000 and $1.2 million, respectively. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income. At September 30, 2005, the aggregate fair value of the swap agreements was an asset of $506,000. In the event of counterparty non-performance, Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread.

     Treasury Stock. In October 2005, Apria’s Board of Directors authorized the company to repurchase up to $250 million worth of its outstanding common stock. On November 7, 2005, Apria purchased 7,337,526 shares of its common stock at an initial share price of $23.83 through an accelerated share repurchase program. The price of the shares is subject to a future adjustment based on the volume weighted average price of the company’s common stock over a period of up to five months. The adjustment can be paid in cash or shares, at Apria’s election. Depending on market and other considerations, the company plans to purchase the remaining $75 million worth of its common stock in open market or privately negotiated transactions over the next five fiscal quarters.

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

     The aggregate consideration for acquisitions that closed during the first nine months of 2005 was $99.5 million. Pending receipt of additional valuation information, the preliminary allocation of this amount includes $83.3 million to goodwill, $7.4 million to other intangible assets and $7.0 million to patient service equipment.

     Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $101.9 million and $116.1 million in the first nine months of 2005 and 2004, respectively.

     The success of Apria’s acquisition strategy is directly dependent on Apria’s ability to maintain and/or generate sufficient liquidity to fund such acquisitions and on the company’s ability to successfully integrate the acquired operations.

     HIPAA.  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, is comprised of a number of components. Pursuant to the administrative simplification section of HIPAA, HHS has issued multiple regulations, each with its own compliance date. For those regulations with a compliance date that has already passed, Apria was materially compliant by the date required. Remaining regulation under HIPAA that may have a material effect on Apria govern the following:

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

     Disposition of Federal Investigation and Qui Tam Lawsuits. As previously reported, Apria was the subject of an investigation commenced in mid-1998 by the U.S. Attorney’s office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerned the documentation supporting Apria’s billing for services provided to patients whose healthcare costs were paid by Medicare and other federal programs. The investigation related to two civil qui tam lawsuits against Apria filed by individuals suing on behalf of the government. These lawsuits, both pending in the United States District Court for the Central District of California, are United States of America ex rel. Cynthia Costa and Ken Kostanecki v. Apria Healthcare Group, Inc., Case No. SACV-98-230-MMM(RCx) and United States of America ex rel. Catherine Wickern v. Apria Healthcare Group, Inc., Case No. SACV-001263-MMM(RCx).

As previously reported, Apria and representatives of the government and the individual plaintiffs reached a preliminary agreement in early August 2005 to settle these lawsuits for the aggregate sum of $17.6 million, without any admission of wrongdoing by Apria. The settlement was finalized in a definitive agreement that was fully executed and became effective on September 30, 2005, and Apria paid the settlement amount on that date.

The government informed Apria on October 4, 2005 that a third civil qui tam lawsuit (of which the government apprised Apria in July 2005) had been dismissed at the government’s request by the district court in which the action was pending. That lawsuit, which is still under seal, alleged improper billing similar to that alleged in the above-described actions, but was limited to several specific locations during 2002-2004. The time period in which the plaintiff could appeal the district court’s decision has not yet elapsed.

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

     At September 30, 2005, Apria’s revolving credit facility borrowings totaled $255.0 million. The bank credit agreement provides interest rate options based on the following indices: Federal Funds Rate, Prime Rate or the London Interbank Offered Rate (“LIBOR”). All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At September 30, 2005, all of Apria’s outstanding revolving debt was tied to LIBOR.

     At September 30, 2005, Apria had a three-year interest rate swap agreement with a notional amount of $25.0 million and a fixed rate of 3.04% and a four-year interest rate swap agreement with a notional amount of $25.0 million and a fixed rate of 3.42%.

     During the second quarter of 2005, Apria entered into two new interest rate swap agreements. The forward-starting contracts, each with a notional amount of $25.0 million, become effective in January 2006. Both agreements have a three-year term with fixed rates of 4.38% and 4.44%.

     Based on the revolving debt outstanding and the swap agreements in effect at September 30, 2005, a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $2.1 million. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”)

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

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     As previously reported, Apria was the subject of an investigation commenced in mid-1998 by the U.S. Attorney’s office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerned the documentation supporting Apria’s billing for services provided to patients whose healthcare costs were paid by Medicare and other federal programs. The investigation related to two civil qui tam lawsuits against Apria filed by individuals suing on behalf of the government. These lawsuits, both pending in the United States District Court for the Central District of California, are United States of America ex rel. Cynthia Costa and Ken Kostanecki v. Apria Healthcare Group, Inc., Case No. SACV-98-230-MMM(RCx) and United States of America ex rel. Catherine Wickern v. Apria Healthcare Group, Inc., Case No. SACV-001263-MMM(RCx).

     As previously reported, Apria and representatives of the government and the individual plaintiffs reached a preliminary agreement in early August 2005 to settle these lawsuits for the aggregate sum of $17.6 million, without any admission of wrongdoing by Apria. The settlement was finalized in a definitive agreement that was fully executed and became effective on September 30, 2005, and Apria paid the settlement amount on that date.

     The government informed Apria on October 4, 2005 that a third civil qui tam lawsuit (of which the government apprised Apria in July 2005) had been dismissed at the government’s request by the district court in which the action was pending. That lawsuit, which is still under seal, alleged improper billing similar to that alleged in the above-described actions, but was limited to several specific locations during 2002-2004. The time period in which the plaintiff could appeal the district court’s decision has not yet elapsed.

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

ITEM 6.     EXHIBITS

Exhibit Number 10.1	Reference Amended and Restated Employment Agreement dated October 20, 2005, between Registrant and Lawrence A. Mastrovich.
10.2	Letter Agreement with respect to the Accelerated Share Repurchase transaction dated November 7, 2005, between Registrant and Citibank, N.A., acting through Citigroup Global Markets Inc., as agent.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC. Registrant
November 9, 2005	/s/ AMIN I. KHALIFA Amin I. Khalifa Executive Vice President and Chief Financial Officer (Principal Financial Officer)