Form 10-K
period 2005-12-31
APRIA HEALTHCARE GROUP INC
filed 2006-03-16
CIK 882289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes         No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
                      Large accelerated filer  [X]                                         Accelerated filer  [   ]                                       Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes      No   X

As of June 30, 2005 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $34.64 per share as reported by the New York Stock Exchange, was approximately $1,698,295,488. As of March 6, 2006, there were 59,352,414 shares of the Registrant’s common stock issued and 42,387,229 shares outstanding, par value $0.001, which is the only class of common stock of the Registrant.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

APRIA HEALTHCARE GROUP INC.

PART I
Item 1	–	Business
Strategy
Service Lines
Organization and Operations
Marketing
Sales
Competition
Government Regulation
Employees
Website Access to Reports
Executive Officers
Item 1A	–	Risk Factors
Item 1B	–	Unresolved Staff Comments
Item 2	–	Properties
Item 3	–	Legal Proceedings
Item 4	–	Submission of Matters to a Vote of Secutity Holders
PART II
Item 5	–	Market for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
Item 6	–	Selected Financial Data
Item 7	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	–	Quantitative and Qualitative Disclosures about Market Risk
Item 8	–	Financial Statements and Supplementary Data
Item 9	–	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	–	Controls and Procedures Management’s Report on Internal Control over Financial Reporting Report of Independent Registered Public Accounting Firm
Item 9B	–	Other Information
PART III *
Item 10	–	Directors and Executive Officers of the Registrant
Item 11	–	Executive Compensation
Item 12	–	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	–	Certain Relationships and Related Transactions
Item 14	–	Principal Accountant Fees and Services

* All information required to be disclosed in Part III is incorporated by reference from Part I and the company’s definitive Proxy
   Statement to be filed with the Commission within 120 days after the end of the company’s fiscal year.

PART IV
Item 15	–	Exhibits, Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements
Consolidated Financial Statement Schedule
SIGNATURES EXHIBIT INDEX

Forward Looking Statements

     This report contains forward-looking statements that are not based on historical facts. All such forward-looking statements are uncertain. Apria has based those forward-looking statements on, among other things, projections and estimates regarding the economy in general, the healthcare industry and other factors that impact Apria’s results of operations. These statements involve known and unknown risks, uncertainties and other factors that may cause Apria’s actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, forward-looking statements that involve risks and uncertainties contain terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or variations of these terms or other comparable terminology. See “Risk Factors” Item 1A.

PART I

ITEM 1.      BUSINESS

     Apria Healthcare Group Inc. provides a broad range of home healthcare services through approximately 500 branch locations that serve patients in all 50 states. Apria has three major service lines: home respiratory therapy, home infusion therapy and home medical equipment. The following table provides examples of the services and products in each:

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

Strategy

     Apria’s mission is to be the first choice of patients and payors for their homecare needs. Apria has positioned itself in the marketplace as the low cost, quality provider of a broad range of home healthcare services to managed care and Medicare customers. The specific elements of the company’s strategy to achieve its mission and optimize its market position are as follows:

•

Growth - Apria's primary focus is to restore strong organic sales growth following a decline in revenue during the third and fourth quarters of 2005 and to increase market share in its core service lines. The company will continue to invest in service line extensions.

•	Productivity - Apria continues to leverage its nationwide infrastructure to reduce costs by enhancing best practices and systems investments.
•	Service - Apria differentiates itself from the competition by setting a high standard for customer service.
•	People - Apria recruits, develops and advances individuals who are leaders in order to respond to changing market conditions and to maximize sales and earnings growth.

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

     The following table sets forth a summary of net revenues by service line, expressed as percentages of total net revenues:

	Year Ended December 31,

	2005	2004	2003

Home respiratory therapy	69%	68%	67%
Home infusion therapy	17%	17%	18%
Home medical equipment/other	14%	15%	15%

Total net revenues	100%	100%	100%

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

     Apria derives its respiratory therapy revenues from the provision of oxygen systems, ventilators, non-invasive positive pressure ventilators, continuous positive and bi-level airway pressure devices, as well as from the provision of sleep apnea monitors, nebulizers and home-delivered respiratory medications and related services.

     Home Infusion Therapy. Home infusion therapy involves the administration of drugs or nutrients directly into the body intravenously through injection or catheterization. Examples of such therapies include:

  total parenteral (intravenous) nutrition;
  anti-infective and anti-fungal medications;
  chemotherapy; and
  pain management.

The home infusion therapy service line also includes enteral nutrition, which is the administration of nutrients directly into the gastrointestinal tract through a feeding tube.

     Depending on the therapy, a broad range of venous access devices and pump technologies may be used to facilitate homecare and patient independence. Apria employs licensed pharmacists and registered high-tech infusion nurses who specialize in the delivery of home infusion therapy. They are available to respond to emergencies and questions regarding therapy 24 hours a day, seven days a week and to provide initial and ongoing training and education to the patient and caregiver. Other support services include supply replenishment, pump management, preventive maintenance, assistance with insurance questions and outcome reporting. Apria currently operates 31 pharmacy locations nationwide to serve its home infusion patients.

     Home Medical Equipment/Other. Apria’s primary emphasis in the home medical equipment service line is on the provision of equipment to assist patients with ambulation, safety and general care in and around the home. The company also offers rehabilitation products such as customized seating and mobility equipment. Apria’s integrated service approach allows patients, hospital and physician referral sources and managed care systems accessing either respiratory or infusion therapy services to also access needed home medical equipment through a single source.

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

Organization and Operations

    Organization.        Apria’s approximately 500 branch locations are organized into three geographic divisions, which are further divided into 15 geographic regions. Each region consists of a number of branches and a regional office. The regional office provides each of its branches with management oversight and administrative and operational support services. The branch delivers home healthcare products and services to patients in their homes and to other care sites through the company’s delivery fleet and its qualified delivery professionals and clinical employees.

     While management oversight is provided at the division and regional levels, the company’s sales and business operations functions are vertically integrated. The operations function is further divided into receivables management, clinical services, logistics, regulatory compliance and acquisition integration. Through this structure, all functions that are performed at the division and regional level have direct reporting and accountability to corporate headquarters. Apria believes that this structure provides control over and consistency among its field locations. In accordance with Apria’s strategy to identify opportunities for efficiencies and productivity improvements, management continues to evaluate the feasibility of centralizing certain functions that are currently performed at the region or branch level.

     Corporate Compliance. As a leader in the home healthcare industry, Apria has implemented a compliance program to further the company’s commitment to providing quality home healthcare services and products while maintaining high standards of ethical and legal conduct. Apria believes that operating its business with integrity and in full compliance with applicable regulations is essential. Apria’s Corporate Compliance Program includes a written Code of Ethical Business Conduct that employees receive as part of their initial orientation process. The program is designed to accomplish the goals described above through employee education, a confidential disclosure program, written policy guidelines, periodic reviews, frequent reinforcement, compliance audits, a formal disciplinary component and other programs. Compliance oversight is provided by the Corporate Compliance Committee of the company’s Board of Directors, which meets quarterly in conjunction with Apria’s internal Corporate Compliance Committee, consisting of senior and mid-level management personnel from various functional disciplines.

     Internal Audit. Apria has an internal audit department which reports directly to the Audit Committee of the Board of Directors and which provides ongoing assessments of Apria’s system of disclosure controls and procedures, and internal control over financial reporting. The internal audit department is responsible for both operational and financial reviews of the company’s operations, for monitoring compliance with policies and procedures, for the identification and development of best practices within the organization and for confirming compliance with the requirements of the Sarbanes-Oxley Act of 2002.

     Operating Systems and Controls. Apria’s business is dependent, to a substantial degree, upon the quality of its operating and field information systems for proper contract administration, accurate order entry and pricing, billing and collections, and inventory and patient service equipment management. These systems also provide reporting that enables management to monitor and evaluate contract profitability. Apria’s information services department works closely with all of the corporate departments to ensure that Apria’s systems are compliant with government regulations and payor requirements and to support their business improvement initiatives with technological solutions. See “Risk Factors – Operating Systems and Controls.”

     Apria has established performance indicators which measure operating results against expected thresholds for the purpose of allowing all levels of management to identify and modify areas requiring improvement and to monitor the resulting progress. Operating models with strategic targets have been developed to move Apria toward more effective management of the sales, customer service, accounts receivable, clinical and distribution areas of its business. Apria’s management team is compensated using performance-based incentives focused on criteria such as revenue growth and improvement in operating income.

     Payors. Apria derives substantially all its revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. For 2005, approximately 32% of Apria’s net revenues were derived from Medicare and 7% from Medicaid. Generally, each third-party payor has specific requirements which must be met before claim submission will result in payment. Apria has policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation. See “Risk Factors – Medicare/Medicaid Reimbursement Rates.”

     Receivables Management. Apria operates in an environment with complex requirements governing billing and reimbursement for its products and services. Initiatives focused specifically on receivables management such as system enhancements, process refinements and organizational changes have resulted in improvement and consistency in key accounts receivable indicators.

     Apria is expanding its use of technology in areas such as electronic claims submission and electronic funds transfer with managed care organizations to more efficiently process business transactions. This can expedite claims processing and reduce the administrative cost associated with this activity for both Apria and its customers/payors. Apria now submits approximately 77% of its claims electronically. Management is also focusing its resources on developing internal expertise with the unique reimbursement requirements of certain large third-party payors, which should help reduce subsequent denials and shorten related collection periods. Apria’s policy is to collect co-payments from the patient or applicable secondary payor. In the absence of a secondary payor, Apria generally requires the co-payment at the time the patient is initially established with the product/service. Subsequent months’ rental fees are billed to the patient. Management is also seeking to streamline related processes in order to maximize the co-payment collection rate.

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

     Apria Great Escapes® Travel Program. Apria’s 500-branch network facilitates travel for patients who require oxygen, home infusion or other products, services and therapies. Apria coordinates equipment and service needs for thousands of traveling patients annually, which enhances their mobility and quality of life.

Sales

     Apria employs approximately 600 sales professionals whose primary responsibility is to generate new referrals and to maintain existing relationships for all of its service lines by targeting key referral sources. Key customers include physicians and their staffs, hospital-based healthcare professionals and managed care organizations, among others. Apria provides its sales professionals with the necessary clinical and technical training to represent Apria’s major service offerings of home respiratory therapy, home infusion therapy and home medical equipment. As larger segments of the marketplace become involved with managed care, specially trained members of Apria’s sales force provide the company with a competitive advantage based on their working knowledge of pricing, contracting and negotiating, and specialty-care management programs.

     An integral component of Apria’s overall sales strategy is to increase volume through managed care referral sources and traditional physician referral channels. Specific growth initiatives designed to increase customer awareness of Apria’s clinical and operational programs are in place with the goal of securing a greater share of the traditional market. The ultimate decision makers for healthcare services vary greatly, from closed model managed care organizations to preferred provider networks, which are controlled by more traditional means. Apria’s selling structure and strategies are designed to adapt to changing market factors and will continue to adjust as further changes in the industry occur. Managed care organizations continue to represent a significant portion of Apria’s business in several of its primary metropolitan markets. No single account, however, represented more than 9% of Apria’s total net revenues for 2005. Among its more significant managed care agreements during 2005 were Aetna Health Management, Kaiser Foundation Health Plan and United HealthCare Services. The company recently signed a new three-year contract with CIGNA Health Corporation, effective February 2006. Apria also offers discount agreements and various fee-for-service arrangements to hospitals or hospital systems whose patients have home healthcare needs. See “Risk Factors – Pricing Pressures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     In each of Apria’s service lines there are a number of national providers and numerous regional and local providers. Among the national providers with which Apria directly competes are, American HomePatient, Coram Healthcare, Critical Care Systems, Lincare Holdings, Option Care and Rotech Healthcare. Other types of healthcare providers, including industrial gas manufacturers, individual hospitals and hospital systems, home health agencies and health maintenance organizations have entered, and may continue to enter, the market to compete with Apria’s various service lines. Depending on their business strategies and financial position, it is possible that Apria’s competitors may have access to significantly greater financial and marketing resources than Apria. This may increase pricing pressure and limit Apria’s ability to maintain or increase its market share. See “Risk Factors – Pricing Pressures.”

Government Regulation

     Apria is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs, as more fully described below. Apria maintains several programs designed to minimize the likelihood that it would engage in conduct or enter into contracts in violation of the fraud and abuse laws. Contracts subject to these laws are reviewed and approved by corporate contract services and/or legal department personnel. Apria also maintains various educational and audit programs designed to keep its managers updated and informed on developments with respect to the fraud and abuse laws and to reinforce to all employees the company’s policy of strict compliance in this area. While Apria believes its discount agreements, billing contracts and various fee-for-service arrangements with other healthcare providers comply with applicable laws and regulations, Apria cannot provide any assurance that current or future administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on Apria’s business. See “Risk Factors – Government Regulation; Healthcare Reform.”

     Medicare and Medicaid Reimbursement. In 2005, approximately 39% of Apria’s revenues were reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents more than 9% of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 10% of total net revenues for all periods presented.

     Medicare Reimbursement. There are a number of provisions contained within recent legislation or proposed legislation that affect or may affect Medicare reimbursement policies for items and services provided by Apria. Such provisions are outlined below in the chronological order of the associated legislation.

     Still pending from the Balanced Budget Act of 1997 is the streamlined authority granted to the U.S. Department of Health and Human Services, or HHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an “inherent reasonableness” authority. The Centers for Medicare and Medicaid Services, or CMS, issued a rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. As of this date, neither CMS nor the durable medical equipment regional carriers have used the expedited authority.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, also referred to as the Medicare Modernization Act, became law. The provisions contained therein which are significant to Apria are as follows:

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

•

Reimbursement reduction for inhalation drugs — The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced through a shift to the manufacturer-reported average sales price (subject to adjustment each quarter) plus 6%, plus a separate dispensing fee per patient episode. The dispensing fees for 2005 were $57.00 for a 30-day supply of medications and $80.00 for a 90-day supply. In its final 2006 physician fee schedule released on November 2, 2005, CMS established an initial dispensing fee of $57.00 for a 30-day supply for a new patient, and $33.00 for each 30-day supply thereafter. The 90-day dispensing fee has been lowered to $66.00.

•

Establishment of a competitive bidding program for Part B — Such a program would require that suppliers wishing to provide certain items to beneficiaries submit bids to Medicare. The program, for as yet unspecified durable medical equipment items and services, is to be phased in as follows: (i) 10 of the largest metropolitan statistical areas in 2007; (ii) 80 of the largest metropolitan statistical areas in 2009; and (iii) additional areas after 2009. The legislation contains special provisions for rural areas. In September 2005, CMS issued its proposed quality standards for the program, to which Apria provided written comments. The final standards are expected to be published by CMS later in 2006.

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

•

Reimbursement for home infusion therapy under Medicare Part D — Currently, a limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. The Medicare Modernization Act provides expanded coverage for the drugs only, but excludes coverage for the supplied and clinical services needed to safely and effectively provide home infusion therapy services to patients in the home. In the fourth quarter of 2005, the Company contracted with a limited number of Medicare Part D prescription drug plans in order to provide continuity of care for existing Medicare/Medicaid dual eligible patients in 2006. Due to nationwide Part D implementation issues experienced by home infusion providers in early 2006, the industry is continuing to work with CMS to rectify the coverage and payment policies that are causing implementation challenges.

     Revenue reductions resulting from the provisions of the Medicare Modernization Act are estimated by Apria management as follows: The revision to inhalation drug reimbursement in 2004 resulted in a revenue reduction of approximately $15 million from 2003 levels. In 2005, pretax income was reduced from 2004 levels by nearly $34 million as a result of the lower Medicare pricing implemented in 2005 and related product pricing increases imposed by drug manufacturers. In 2006, the revision to the dispensing fee is estimated to reduce revenues by approximately $9 million. The impact of the competitive bidding program and the Medicare Part C and D programs cannot be estimated at this time.

     The Deficit Reduction Act of 2005 was signed into law by the President in February 2006. Provisions that will impact reimbursement to Apria are summarized as follows:

•

In 2007, durable medical equipment currently categorized in the rent to cap category by CMS, such as hospital beds, wheelchairs, nebulizers, patient lifts and continuous positive airway pressure devices, will be considered purchased outright at the end of the rental period and the ownership of such devices will transfer directly to the patients. The rental period, which had been 15 months with an option for the patients to purchase the equipment, will be reduced to 13 months. The new 13-month rental period began on January 1, 2006, and therefore the first month in which the new policy will impact the company's revenue is February 2007. In addition, the bi-annual service and maintenance fee that had been paid to suppliers after the rental period ended, will be eliminated. Suppliers will have the option of billing Medicare for any repairs and maintenance performed on the patient-owned equipment. The act authorizes the Secretary of HHS to establish service and/or maintenance fees that at this time cannot be estimated or assured. It is, however, unlikely that Apria will continue in the repair and maintenance business.

•

Reimbursement for oxygen will convert from an ongoing rental method to a rent to purchase. The Act mandates that oxygen equipment reimbursement will be limited to 36 months, after which time the ownership of the equipment will transfer to the patient, who will assume all responsibility for identifying when repairs or preventive maintenance are needed. Providers would continue to be reimbursed for delivering portable oxygen to those patients who require it. The Act applies to patients who were on service with suppliers from January 1, 2006 forward. Accordingly, the first month in which the new policy will impact the company is January 2009. The act authorizes the Secretary of HHS to establish service and/or maintenance fees that at this time cannot be estimated or assured. Due to the bundled nature of the existing payment method, which includes the reimbursement for contents, all applicable clinical, delivery, after-hours, billing/collection and other patient support services, the industry will work with CMS and the Secretary to establish fair and equitable fee schedules for such non-equipment services. The net impact of the changes cannot be estimated at this time.

     The President’s current budget proposal contains a provision to further reduce the monthly rental period for oxygen from the now-mandated 36 months to 13 months. No further information is available on the proposal and it is uncertain whether this provision will remain in the budget that is ultimately approved by Congress.

     Medicaid Reimbursement. In 2001, some states began adopting alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In at least 22 states, the changes reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria elected to stop accepting new Medicaid patient referrals for the affected drugs and biologicals. Apria will continue, however, to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies, if the reimbursement levels for those services remain adequate. Further, in 2005, some states implemented other payment policy changes or changed coverage criteria for medical equipment, enteral and infusion therapy altogether. Currently, other states are considering reductions in Medicaid reimbursement as they work through their respective state’s budget process. Apria management cannot predict the outcome of such budget negotiations and whether other states will consider reductions as well. See “Risk Factors – Medicare/Medicaid Reimbursement Rates.”

     Claims Audits and Processing. Durable medical equipment regional carriers (“DMERCs”) are private organizations that contract to serve as the federal government’s agents for the processing of claims for items and services provided under Part B of the Medicare program. These carriers and Medicaid agencies also periodically conduct pre-payment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize healthcare claims more closely. In addition, the homecare industry is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming requirements for obtaining reimbursement from private and governmental third-party payors. Such long collection cycles or reviews and/or similar audits or investigations of Apria’s claims and related documentation could increase the possibility of denials of claims for payment submitted by Apria. Further, the government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

     Section 1874A of the Social Security Act, as added by the Medicare Modernization Act, requires CMS to implement Medicare contracting reform by 2011. On January 6, 2006, CMS announced the designation of four specialty contractors, durable medical equipment medicare administrative contractors (“DME MACs”), which soon will be responsible for handling the administration of Medicare claims from suppliers of durable medical equipment, orthotics, and prosthetics (“DMEPOS”). Thus, all applicable claims will be handled by these new entities. The new DME MACs will replace the existing DMERCs, effective July 1, 2006. Because the full transition to the DME MACs from the DMERCs will not occur until that date, it is difficult to speculate precisely how this transformation will affect DMEPOS suppliers. The company cannot predict or estimate the potential impact of the change on its accounts receivable performance at this time. See “Risk Factors – Medicare/Medicaid Reimbursement Rates.”

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

•	the first installment of an interim enforcement rule, that when issued in full, will address both substantive and procedural requirements for the imposition of civil monetary penalties.

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

     Additionally, a number of states in which Apria operates have laws that prohibit certain direct or indirect payments (similar to the anti-kickback statute) or fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violations of these restrictions include exclusion from state-funded healthcare programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by courts or regulatory agencies. See “Risk Factors – Government Regulation; Healthcare Reform.”

     Physician Self-Referrals. Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as Stark II, prohibit health service providers such as Apria, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for designated health services if Apria has a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by Apria, including durable medical equipment and home health services. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. In addition, a number of the states in which Apria operates have similar prohibitions on physician self-referrals. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians. See “Business – Risk Factors – Government Regulation; Healthcare Reform.”

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

     In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff’s counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts). In return for bringing the suit on the government’s behalf, the statute provides that the private plaintiff is entitled to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful. Recently, the number of qui tam suits brought against healthcare providers has increased dramatically. In addition, a number of states have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained by a healthcare provider from the state (e.g., Medicaid funds provided by the state). See “Risk Factors – Government Regulation; Healthcare Reform.”

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

     In recent years, the federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the healthcare fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area. See “Risk Factors – Government Regulation; Healthcare Reform.”

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

     Healthcare is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business in the health care industry and the amount of reimbursement by governmental and other third-party payors. Recommendations for changes may result from an ongoing study of patient access by the General Accounting Office and from the potential findings of the National Bipartisan Commission on the Future of Medicare. See “Risk Factors – Government Regulation; Healthcare Reform.”

Employees

     As of January 31, 2006, Apria had 11,136 employees, of which 9,698 were full-time and 1,438 were part-time. None of the company’s employees is currently represented by a labor union or other labor organization.

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

Executive Officers of the Registrant

     Set forth below are the names, ages, titles with Apria and past and present positions of the persons serving as Apria’s executive officers as of March 6, 2006:

Name and Age	Office and Experience

Lawrence M. Higby, 60

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

Lawrence A. Mastrovich, 44

President and Chief Operating Officer. Mr. Mastrovich joined Apria as Chief Operating Officer in April 2002 and was promoted to President in August 2004. From August 2001 to April 2002, Mr. Mastrovich served as President and Chief Operating Officer of TechRx, a pharmacy technology company. From April 2001 to August 2001, Mr. Mastrovich served as Apria’s Executive Vice President, Sales. From October 1998 to April 2001, Mr. Mastrovich served as Apria’s Executive Vice President, Revenue Management. From December 1997 to October 1998, Mr. Mastrovich served as Division Vice President, Operations for Apria’s Northeast Division. Prior to that time, Mr. Mastrovich had served as a Regional Vice President for Apria and its predecessor, Homedco, since 1994 and in various other capacities from 1987 to 1994.

Amin I. Khalifa, 52

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

W. Jeffrey Ingram, 38

Executive Vice President, Sales. Mr. Ingram was promoted to Executive Vice President, Sales in December of 2005. From January 2005 to November 2005, Mr. Ingram served as Senior Vice President, National Accounts. From March 2003 to January 2005, Mr. Ingram served as Division Vice President, Sales for Apria’s Southeast Division. From May 2001 to February 2003, Mr. Ingram served as Region Vice President, Sales for Apria’s Midsouth Region. Prior to that time, Mr. Ingram had served in various other sales posisitons with Apria since January 1994.

Daniel J. Starck, 39

Executive Vice President, Customer Services. Mr. Starck was promoted to Executive Vice President, Customer Services in November of 2005. From July 2003 to November 2005, Mr. Starck served as Executive Vice President, Business Operations. From April 2001 to July 2003, Mr. Starck served as Division Vice President, Operations for Apria’s Pacific Division. From January 1998 to April 2001, Mr. Starck served as Regional Vice President, Operations for Apria’s Northern California Region. Prior to that time, Mr. Starck had served in various other operations positions with Apria since March 1992.

ITEM 1A. RISK FACTORS

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

    Medicare. There are a number of provisions contained within recent legislation and proposed legislation that affect or may affect reimbursement policies for items and services provided by Apria. Certain of such provisions reduced 2004 net revenues by approximately $15 million and 2005 net revenues by an incremental $27 million. Other reimbursement changes in the legislation are still outstanding and will further reduce Apria’s net revenues. See “Business – Government Regulation – Medicare and Medicaid Reimbursement.”

    Medicaid. In 2001, some states began adopting alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In a number of states, these changes have reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria elected to stop accepting new Medicaid patient referrals for the affected drugs and biologicals. Further, some states are considering other reductions in Medicaid reimbursement as they work through their respective state’s budget process. See “Business – Government Regulation – Medicare and Medicaid Reimbursement.”

     Medicare and Medicaid payments accounted for approximately 32% and 7% of Apria’s 2005 net revenues, respectively. Apria cannot be certain of the ultimate impact of all legislated and contemplated changes or provide assurance to its investors that additional reimbursement reductions will not be made.

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

     Apria is subject to stringent laws and regulations at both the federal and state levels, requiring compliance with burdensome and complex billing, substantiation and record-keeping requirements. Financial relationships between Apria and physicians and other referral sources are also subject to strict limitations. In addition, strict licensing and safety requirements apply to the provision of services, pharmaceuticals and equipment. Violations of these laws and regulations could subject Apria to severe fines, facility shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Government officials and the public will continue to debate healthcare reform. Changes in healthcare law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on Apria’s business and results of operations.

Pricing Pressures—Apria believes that continued pressure to reduce healthcare costs could have a material adverse effect on the company.

     The current market continues to exert pressure on healthcare companies to reduce healthcare costs, resulting in reduced margins for home healthcare providers such as Apria. Larger group purchasing organizations and supplier groups exert additional pricing pressure on home healthcare providers. These include managed care organizations, which control an increasing portion of the healthcare economy. Apria has a number of contractual arrangements with managed care organizations and other parties, although no individual arrangement accounted for more than 9% of Apria’s net revenues in 2005.

     The segment of the healthcare market in which Apria operates is highly competitive. In each of its service lines, there are a number of national providers and numerous regional and local providers. Other types of healthcare providers, including industrial gas manufacturers, individual hospitals and hospital systems, home health agencies and health maintenance organizations have entered, and may continue to enter the market to compete with Apria’s various service lines. Some of these competitors have access to significantly greater financial and marketing resources than Apria. This may increase pricing pressure and limit Apria’s ability to maintain or increase its market share.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.      PROPERTIES

     Apria leases its headquarters, located in Lake Forest, California, which consist of approximately 100,000 square feet of office space. The lease expires in 2011.

     Apria has approximately 500 branch facilities that are organized into 15 regions. The regional facilities usually house a branch and various regional support functions such as warehousing, repair, billing and infusion pharmacy. These facilities are typically located in light industrial areas and generally range from 30,000 to 150,000 square feet. The typical branch facility, other than those that share a building with a region, is a combination warehouse and office and can range from 1,000 to 50,000 square feet. Apria leases substantially all of its facilities with lease terms of ten years or less.

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

PART II

ITEM 5.      MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

     Apria’s common stock is traded on the New York Stock Exchange under the symbol AHG. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share of Apria common stock:

	High	Low
Year ended December 31, 2005
First quarter	$33.56	$29.78
Second quarter	36.75	29.05
Third quarter	35.55	31.56
Fourth quarter	32.84	20.51
Year ended December 31, 2004
First quarter	$32.00	$28.00
Second quarter	30.74	27.44
Third quarter	32.00	26.25
Fourth quarter	34.95	26.97

     As of March 6, 2006, there were 332 holders of record of Apria common stock. Apria has not paid any dividends since its inception and does not intend to pay any dividends on its common stock in the foreseeable future.

Equity Compensation Plans

     The following table sets forth information as of December 31, 2005 for Apria’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Awards	Weighted Average Exercise Price of Outstanding Options and Awards	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by stockholders	4,394,688	$ 21.80	4,078,050

Equity compensation plans not approved by stockholders	492,401	$ 22.16	-

Totals	4,887,089	$ 21.84	4,078,050

     Apria’s 1998 Nonqualified Stock Incentive Plan is the only equity compensation plan that has not been approved by stockholders. The plan was approved by the Board of Directors on December 15, 1998 and became effective as of that date. Upon stockholder approval of the 2003 Performance Incentive Plan, the ability to grant additional awards under the 1998 Plan was terminated.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through October 31, 2005	-	$ -	-	$250,000,000
November 1 through November 30, 2005	7,337,526	$ 23.85	7,337,526	$75,000,000
December 1 through December 31, 2005	-	$ -	-	$75,000,000

Total	7,337,526	$ 23.85	7,337,526

     In October 2005, Apria’s Board of Directors authorized the company to repurchase up to $250,000,000 worth of its outstanding common stock.

     On November 7, 2005, Apria purchased 7,337,526 shares of its common stock for $175,000,000 through an accelerated share repurchase program. Under the agreement, Apria’s counterparty borrowed shares that were sold to Apria at an initial price of $23.83. The counterparty then repurchased shares over a period that began immediately after the sale of shares to Apria. The repurchase transaction was completed in February 2006. The agreement contained a provision that subjected Apria to a purchase price adjustment based on the volume weighted average price of the company’s common stock over the period during which the counterparty purchased the shares. Such provision resulted in an additional $242,000 due that Apria elected to settle in cash in February 2006. This amount was recorded as a liability at December 31, 2005, with a corresponding charge to interest expense reflecting the change in the fair value of the settlement contract.

     Depending on market and other considerations, the company may exercise the remaining $75,000,000 of the Board authorization by repurchasing its common stock in open market or privately negotiated transactions over the next four fiscal quarters.

ITEM 6.      SELECTED FINANCIAL DATA

     The following table presents Apria’s selected financial data for the five years ended December 31, 2005. The data set forth below have been derived from Apria’s audited Consolidated Financial Statements and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Year Ended December 31,

(in thousands, except per share data)	2005(1)	2004(2)	2003(3)	2002(4)	2001

Statements of Income Data:
Net revenues	$1,474,101	$1,451,449	$1,380,945	$1,252,196	$1,131,915
Net income	66,941	114,008	115,992	115,595	71,917
Basic net income per common share	$1.39	$2.31	$2.17	$2.12	$1.33
Diluted net income per common share	$1.37	$2.27	$2.15	$2.08	$1.29
Balance Sheet Data:
Total assets	$1,185,898	$1,107,664	$1,043,435	$795,656	$695,782
Long-term obligations, including
current maturities	645,320	480,858	500,763	269,368	293,689
Stockholders’ equity	327,164	406,185	365,948	351,309	242,798

(1)

Net income for 2005 reflects $16.3 million in settlement costs and legal fees associated with the disposition of the previously-reported federal investigation and qui tam lawsuits, net of taxes. Net revenues for 2005 were reduced by $27.4 million in Medicare reimbursement reductions on repiratory medications, certain durable medical equipment items and oxygen-related equipment. The balance sheet data at December 31, 2005 reflects the repurchase of common stock with $175 million in debt borrowed from Apria’s revolving line of credit. Net income per share for 2005 reflects the effect of the share repurchase on weighted average shares.

(2)

Net income for 2004 reflects the write-off of deferred debt issuance costs of $2.7 million associated with the November 2004 refinancing. Net revenues for 2004 were reduced by $15.2 million in Medicare reimbursement reductions on respiratory medications.

(3)

The balance sheet data at December 31, 2003 reflects the issuance of convertible senior notes in the aggregate principal amount of $250 million and the concurrent repurchase of common stock with $100 million of the proceeds. Net income per share for 2003 reflects the effect of the share repurchase.

(4)

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

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS

    Overview.        Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home through approximately 500 branch locations throughout the United States.

     Apria’s branch locations are organized into 15 geographic regions. Each region consists of a number of branches and a regional office that provides key administrative support services. Management evaluates operating results on a geographic basis and, therefore, views each region as an operating segment. All regions provide the same products and services, including respiratory therapy, infusion therapy and home medical equipment and supplies. Additional administrative and operational support services are provided at a corporate level. Management continues to evaluate opportunities to gain efficiencies and cost savings by consolidating regional functions. For financial reporting purposes, all the company’s operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

    Strategy. Apria’s mission is to be the first choice of patients and payors for their homecare needs. Apria has positioned itself in the marketplace as the low cost, quality provider of a broad range of home healthcare services to managed care customers and to Medicare. The specific elements of the company’s strategy to achieve its mission and optimize its market position are as follows:

•

Growth - Apria's primary focus is to restore strong organic sales growth following a decline in revenue during the third and fourth quarters of 2005 and to increase market share in its core service lines. The company will continue to invest in service line extensions.

•	Productivity - Apria continues to leverage its nationwide infrastructure to reduce costs by enhancing best practices and systems investments.
•	Service - Apria differentiates itself from the competition by setting a high standard for customer service.
•	People - Apria recruits, develops and advances individuals who are leaders in order to respond to changing market conditions and to maximize sales and earnings growth.

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

     Management performs various analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Management applies specified percentages to the accounts receivable aging to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age; accounts aged in excess of 360 days are reserved at 100%. Management establishes and monitors these percentages through analyses of historical realization data, accounts receivable aging trends, other operating trends, the extent of contracted business and business combinations. Also considered are relevant business conditions such as governmental and managed care payor claims processing procedures and system changes. If indicated by such analyses, management may periodically adjust the uncollectible estimate and corresponding percentages. Further, focused reviews of certain large and/or problematic payors are performed to determine if overall reserve levels are sufficient.

     Goodwill and Long-lived Assets. Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Apria’s goodwill impairment test is conducted at a “reporting unit” level and compares each reporting unit’s fair value to its carrying value. The company has determined that its geographic regions are reporting units under SFAS No. 142. The measurement of fair value for each region is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. In projecting its reporting units’ cash flows, management considers industry growth rates and trends, known and potential reimbursement reductions, cost structure changes and local circumstances specific to a region. Based on its tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at December 31, 2005. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

     Clinical Expense Reclassification. Certain respiratory therapy and infusion therapy nursing expenses, which were previously presented in the selling, distribution and administrative line, are now included in cost of net revenues. This change was made in response to a request made by the Securities and Exchange Commission accounting staff.

     The respiratory therapy and infusion therapy nursing expenses that have been reclassified to cost of net revenues are comprised primarily of employee salary and benefit costs and fees paid to contracted workers who are deployed to service a patient. Apria’s respiratory therapy and infusion therapy nursing personnel are also engaged in a number of administrative and marketing tasks, and accordingly, the related costs remain classified within selling, distribution and administrative expenses.

     Apria adopted the classification described above in 2005. Infusion therapy nursing expenses for 2003 and 2004 have been reclassified to conform to the current year presentation, however the respiratory therapy expenses remain in the selling distribution and administrative line for 2003 and 2004. During those years, the data was not captured in sufficient detail to make a corresponding reclassification.

     The following table sets forth a summary of the current classification of respiratory therapy and infusion therapy nursing expenses in dollars and percentages of net revenues:

	Year Ended December 31,

(in thousands)	2005	%	2004	%	2003	%

Cost of net revenues	$43,065	2.9%	$9,825	0.7%	$12,034	0.9%
Selling, distribution and administrative	22,755	1.5%	54,193	3.7%	53,885	3.9%

Total clinical expenses	$65,820	4.4%	$64,018	4.4%	$65,919	4.8%

     The amounts in the table above are exclusive of the nursing costs associated with a small ancillary nursing service business that are currently, and were previously, presented within the cost of net revenues line. Such costs totaled $682,000, $819,000 and $838,000 for 2005, 2004 and 2003, respectively.

Results of Operations

     Net Revenues. Net revenues were $1,474 million in 2005, $1,451 million in 2004 and $1,381 million in 2003. Growth rates were 1.6% and 5.1% in 2005 and 2004, respectively. The growth rate in 2005 was impacted by Medicare reimbursement reductions that went into effect January 1, 2005 for respiratory drugs and certain durable medical equipment items. An additional reduction on oxygen and oxygen equipment, with an initial effective date of January 1, 2005, was delayed until April 8, 2005. The combined reduction totaled $27.4 million in 2005. The transition out of the Gentiva CareCentrix Inc. contract, that commenced in 2004, continued into the first half of 2005 which resulted in an incremental revenue reduction of $18.4 million. Adding back these reductions, along with $4.2 million in aggregate pricing reductions in three major managed care contracts, the revenue increase in 2005 would have been 5.0%. Based on certain assumptions and its analysis, Apria management estimates that acquisitions contributed approximately $68 million in net revenues in 2005.

     In addition to the pricing reduction noted above that was isolated for three of the company’s large contracts, pricing compression within the overall managed care payor sector was a prime factor for the slow revenue growth, especially within the home medical equipment/other and respiratory medications lines. Growth in the respiratory oxygen and enteral lines, however, remained strong.

     Revenue growth in 2004 was negatively affected by the Medicare reimbursement reduction for respiratory medications that went into effect January 1, 2004. Also, revenues in that period declined as Apria transitioned out of the Gentiva CareCentrix Inc. contract which management chose not to renew for 2004 due to pricing differences. The effect in 2004 of the Medicare reduction was $15.2 million and the reduction in revenues as a result of the Gentiva transition was $47.4 million. Revenues generated from acquisitions were estimated at $82 million in 2004.

     Apria expects to continue to face pricing pressures from Medicare as well as from its managed care customers as these payors seek to lower costs by obtaining more favorable pricing from providers such as Apria. Managed care organizations are also evaluating alternative delivery models for certain products and services, which include those provided by Apria. This potential change may cause Apria to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue.

     The company recently signed a new three-year contract with CIGNA Health Corporation, effective February 2006, which is estimated to contribute approximately $25 million in net revenues in 2006. Apria had previously serviced CIGNA members under a subcontracting arrangement with Gentiva prior to 2004. Further, given Apria’s high volume of managed care business, it is well-positioned among its competitors with respect to the Medicare Advantage plan expansion. See “Medicare Reimbursement.”

     The following table sets forth a summary of net revenues by service line:

	Year Ended December 31,

(in thousands)	2005	2004	2003

Home respiratory therapy	$1,009,752	$ 990,857	$ 930,406
Home infusion therapy	256,225	246,662	241,860
Home medical equipment/other	208,124	213,930	208,679

Total net revenues	$1,474,101	$1,451,449	$1,380,945

     Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the respiratory therapy service line increased in 2005 by 1.9% when compared to 2004 and increased by 6.5% in 2004 when compared to 2003. The Medicare reimbursement reduction for respiratory medications and oxygen and oxygen equipment caused declines of 2.5% and 1.6% in revenues for 2005 and 2004, respectively. Declines in the respiratory medications line had the greatest impact on the overall respiratory growth rate. Revenues from the medications line declined in 2005 by 14.3%, or 7.6% on a pre-Medicare reduction basis. Revenues from oxygen and oxygen equipment increased by 1.2%, or 4.3% on a pre-Medicare reduction basis. Acquisitions of respiratory businesses accounted for most of the growth in the respiratory therapy revenue line.

     Infusion Therapy. The infusion therapy service line involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased 3.9% in 2005 versus 2004 and 2.0% in 2004 when compared to 2003. Growth in enteral nutrition, one of the strongest contributors in the infusion line, grew by 9.0% in 2005 and 5.9% in 2004. The 2004 enteral nutrition growth rate was negatively impacted by the Gentiva contract exit. Excluding enteral nutrition, revenues for the remainder of the infusion line have been virtually flat during the 2003 to 2005 period.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues decreased by 2.7% in 2005 and increased by 2.5% in 2004. Diabetic supplies grew 38.5% in 2005 when compared to 2004. This growth is directly attributable to the March 2004 acquisition of a company that entered the diabetic supply market just prior to being acquired by Apria. Excluding the growth in diabetic supplies, home medical equipment/other revenue experienced a 4.5% decline in 2005 when compared to 2004. Medicare reimbursement reductions implemented in 2005 that impacted this line of business totaled approximately $3.1 million. Additionally, hospital utilization rates for many of the company’s managed care contractors were down in the last half of 2005, which served to further depress growth in home medical equipment/other revenues.

     Medicare Reimbursement. There are a number of provisions contained within recent legislation or proposed legislation that affect or may affect Medicare reimbursement policies for items and services provided by Apria. Such provisions are outlined below in the chronological order of the associated legislation.

     Still pending from the Balanced Budget Act of 1997 is the streamlined authority granted to the U.S. Department of Health and Human Services, or HHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an “inherent reasonableness” authority. The Centers for Medicare and Medicaid Services, or CMS, issued a rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. As of this date, neither CMS nor the durable medical equipment regional carriers have used the expedited authority.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, also referred to as the Medicare Modernization Act, became law. The provisions contained therein which are significant to Apria are as follows:

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

•

Reimbursement reduction for inhalation drugs — The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced through a shift to the manufacturer-reported average sales price (subject to adjustment each quarter) plus 6%, plus a separate dispensing fee per patient episode. The dispensing fees for 2005 were $57.00 for a 30-day supply of medications and $80.00 for a 90-day supply. In its final 2006 physician fee schedule released on November 2, 2005, CMS established an initial dispensing fee of $57.00 for a 30-day supply for a new patient, and $33.00 for each 30-day supply thereafter. The 90-day dispensing fee has been lowered to $66.00.

•

Establishment of a competitive bidding program for Part B — Such a program would require that suppliers wishing to provide certain items to beneficiaries submit bids to Medicare. The program, for as yet unspecified durable medical equipment items and services, is to be phased in as follows: (i) 10 of the largest metropolitan statistical areas in 2007; (ii) 80 of the largest metropolitan statistical areas in 2009; and (iii) additional areas after 2009. The legislation contains special provisions for rural areas. In September 2005, CMS issued its proposed quality standards for the program, to which Apria provided written comments. The final standards are expected to be published by CMS later in 2006.

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

•

Reimbursement for home infusion therapy under Medicare Part D — Currently, a limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. The Medicare Modernization Act provides expanded coverage for drugs only, but excludes coverage for the supplies and clinical services needed to safely and effectively provide home infusion therapy services to patients in the home. In the fourth quarter of 2005, the Company contracted with a limited number of Medicare Part D prescription drug plans in order to provide continuity of care for existing Medicare/Medicaid dual eligible patients in 2006. Due to nationwide Part D implementation issues experienced by home infusion providers in early 2006, the industry is continuing to work with CMS to rectify the coverage and payment policies that are causing implementation challenges.

     Revenue reductions resulting from the provisions of the Medicare Modernization Act are estimated by Apria management as follows: The revision to inhalation drug reimbursement in 2004 resulted in a revenue reduction of approximately $15 million from 2003 levels. In 2005, pretax income was reduced from 2004 levels by nearly $34 million as a result of the lower Medicare pricing implemented in 2005 and related product pricing increases imposed by drug manufacturers. In 2006, the revision to the dispensing fee is estimated to reduce revenues by approximately $9 million. The impact of the competitive bidding program and the Medicare Part C and D programs cannot be estimated at this time.

     The Deficit Reduction Act of 2005 was signed into law by the President in February 2006. Provisions that will impact reimbursement to Apria are summarized as follows:

•

In 2007, durable medical equipment currently categorized in the rent to cap category by CMS, such as hospital beds, wheelchairs, nebulizers, patient lifts and continuous positive airway pressure devices, will be considered purchased outright at the end of the rental period and the ownership of such devices will transfer directly to the patients. The rental period, which had been 15 months with an option for the patients to purchase the equipment, will be reduced to 13 months. The new 13-month rental period began on January 1, 2006, and therefore the first month in which the new policy will impact the company's revenue is February 2007. In addition, the bi-annual service and maintenance fee that had been paid to suppliers after the rental period ended, will be eliminated. Suppliers will have the option of billing Medicare for any repairs and maintenance performed on the patient-owned equipment. The act authorizes the Secretary of HHS to establish service and/or maintenance fees that at this time cannot be estimated or assured. It is, however, unlikely that Apria will continue in the repair and maintenance business.

•

Reimbursement for oxygen will convert from an ongoing rental method to a rent to purchase. The Act mandates that oxygen equipment reimbursement will be limited to 36 months, after which time the ownership of the equipment will transfer to the patient, who will assume all responsibility for identifying when repairs or preventive maintenance are needed. Providers would continue to be reimbursed for delivering portable oxygen to those patients who require it. The Act applies to patients who were on service with suppliers from January 1, 2006 forward. Accordingly, the first month in which the new policy will impact the company is January 2009. The act authorizes the Secretary of HHS to establish service and/or maintenance fees that at this time cannot be estimated or assured. Due to the bundled nature of the existing payment method, which includes the reimbursement for contents, all applicable clinical, delivery, after-hours, billing/collection and other patient support services, the industry will work with CMS and the Secretary to establish fair and equitable fee schedules for such non-equipment services. The net impact of the changes cannot be estimated at this time.

     The President’s current budget proposal contains a provision to further reduce the monthly rental period for oxygen from the now-mandated 36 months to 13 months. No further information is available on the proposal and it is uncertain whether this provision will remain in the budget that is ultimately approved by Congress.

     Medicaid Reimbursement. In 2001, some states began adopting alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In at least 22 states, the changes reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria elected to stop accepting new Medicaid patient referrals for the affected drugs and biologicals. Apria will continue, however, to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies, if the reimbursement levels for those services remain adequate. Further, in 2005, some states implemented other payment policy changes or changed coverage criteria for medical equipment, enteral and infusion therapy altogether. Currently, other states are considering reductions in Medicaid reimbursement as they work through their respective state’s budget process. Apria management cannot predict the outcome of such budget negotiations and whether other states will consider reductions as well.

     Gross Profit. Gross margins were 67.5% in 2005, 71.2% in 2004 and 71.8% in 2003. The reported margins include the effects of reclassifying certain respiratory therapy and infusion therapy nursing expenses from the selling, distribution and administration line. Excluding this impact, the margin declined by 1.5% between 2005 and 2004 and by .8% between 2004 and 2003. The declines are primarily due to the Medicare reimbursement reductions, managed care revenue pricing reductions and the effects of the non-renewal of the Gentiva contract in 2004. Further eroding the gross margin in 2005 is a manufacturer’s price increase for a particular respiratory drug, effected concurrently with higher government reimbursement for that drug. This price increase is estimated to have a $6.5 million negative impact on Apria’s gross margin for 2005. Mitigating some of the negative pressure on the gross margin in 2005 was a decrease in depreciation expense, which is due to the decrease in patient service equipment expenditures. See “Clinical Expense Reclassification.”

     Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable estimated to be uncollectible are provided for by applying specific percentages to each receivables aging category, which is determined by the number of days the receivable is outstanding. For 2005, 2004 and 2003, the provision for doubtful accounts as a percentage of net revenues was 3.2%, 3.3% and 3.7%, respectively. The slight improvement in 2005 versus 2004 is due to strong cash collections, particularly in the fourth quarter. The improvement in 2004 when compared to 2003 is also attributable to strong cash collections and a lower allowance requirement indicated by the company’s analysis of subsequent realization data.

     Selling, Distribution and Administrative. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Some are also very sensitive to market-driven price fluctuations such as facility lease and fuel costs. The administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not fluctuate with revenue growth as closely as operating costs. Certain clinical expenses previously classified in this line have been reclassified to cost of net revenues.

     Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 53.7% in 2005, 53.6% in 2004 and 53.3% in 2003. These reported percentages include the effects of reclassifying certain respiratory therapy and infusion therapy nursing expenses to cost of net revenues. Excluding this impact, the selling, distribution and administrative percentage increased 2.4% in 2005. Approximately half of this increase is attributable to the lower revenues resulting from the Medicare and managed care pricing changes noted above without a corresponding reduction in the company’s actual cost of providing those products and services. Higher fuel prices and vehicle maintenance expenditures, rising medical benefit costs and outsourced collection fees also factored into the increase. Advertising costs related to the company’s diabetic supply business also increased year to year as a result of the company’s entry into this market late in the first quarter of 2004. Other incremental costs include severance charges related to the departure of two executives and a reduction in workforce at the Corporate office, both in the first quarter of 2005, and the departure of three executives during the fourth quarter of 2005. See “Clinical Expense Reclassification.”

     Qui Tam Settlement and Related Costs. As previously reported, Apria was the subject of an investigation launched in mid-1998 by the U.S. Attorney’s office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerned the documentation supporting Apria’s billing for services provided to patients whose healthcare costs were paid by Medicare and other federal programs. The investigation related to two civil qui tam lawsuits against Apria filed by individuals suing on behalf of the government. Apria and representatives of the government and the individual plaintiffs reached a preliminary agreement in early August 2005 to settle these lawsuits for the aggregate sum of $17.6 million, without any admission of wrongdoing by Apria. The settlement was finalized in a definitive agreement that was fully executed and became effective on September 30, 2005, and Apria paid the settlement amount on that date. Apria also incurred $1.7 million in legal fees and other related costs.

     Amortization of Intangible Assets. Amortization of intangible assets was $6.9 million in 2005, $6.7 million in 2004 and $3.7 million in 2003. The increase in amortization expense in 2005 and 2004, when compared to 2003, is directly attributable to the increased level of acquisition activity in 2004 and continued fast pace in 2005. See “Liquidity and Capital Resources – Business Combinations.”

     Interest Expense and Income and Write-off of Deferred Debt Issuance Costs. Interest expense was $23.0 million in 2005, $20.8 million in 2004 and $15.8 million in 2003. Interest income was $853,000, $779,000 and $786,000 in 2005, 2004 and 2003, respectively. The increase in interest expense in 2005 is primarily attributable to the increase in long-term debt incurred to repurchase $175 million of Apria’s common stock. The increase in base interest rates during 2005 also contributed to the increase.

     Interest expense was higher in 2004, when compared to 2003, due to the impact of a full year of interest on the $250 million convertible senior notes that were issued in August 2003. The interest increases were partially offset by interest reductions resulting from a decrease in borrowings under the credit agreement due to scheduled principal amortization payments and by the expiration in March 2003 of two interest rate swap agreements that had fixed interest at higher rates on a portion of Apria’s debt.

     In 2004, the company wrote off $2.7 million in unamortized debt issuance costs in conjunction with the November 2004 refinancing of the company’s bank loans. See “Liquidity and Capital Resources – Long-term Debt and Treasury Stock.”

     Income Tax Expense. Income taxes were $40.4 million in 2005, which reflects a higher rate resulting from the portion of the settlement of two qui tam lawsuits that was non-deductible for tax purposes. This increase was offset by a decrease in the valuation allowance and a corresponding reduction of the tax provision that was recorded in the first quarter of 2005 and by a decrease from the release of state tax contingencies due to a change in estimate during the fourth quarter of 2005.

     Income taxes were $64.3 million and $70.6 million for 2004 and 2003, respectively, and were provided at the effective tax rates expected to be applicable for each year.

     Apria utilized $5.0 million of federal net operating loss carryforwards in 2004. The remaining federal net operating loss carryforwards of $7.1 million expired unused on December 31, 2004. Additionally, at December 31, 2005, the company had various apportioned state net operating loss carryforwards of $8.8 million, net of federal tax benefit.

     The company believes it has adequately provided for income tax issues not yet resolved with federal, state and local tax authorities. At December 31, 2005, $16.7 million, net of tax benefit, was accrued for such federal, state and local tax matters and is included in income taxes payable. Although not probable, the most adverse resolution of these federal, state and local issues could result in additional charges to earnings in future periods in addition to the $16.7 million currently provided. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of tax issues for all open tax periods will have a material adverse effect upon its results of operations or financial condition.

     Inflation.Apria experiences pricing pressures in the form of continued reductions in reimbursement rates, particularly from managed care organizations and from governmental payors such as Medicare and Medicaid. The company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits, facility and equipment leases, and vehicle fuel.

Liquidity and Capital Resources

     Apria’s principal source of liquidity is its operating cash flow, which is supplemented by a $500 million revolving credit facility. In recent years, Apria has generated operating cash flows in excess of its operating needs, which has afforded it the ability to pursue acquisitions and fund patient service equipment purchases to support revenue growth. Apria’s management believes that its operating cash flow will continue to be sufficient to fund its operations and growth strategies. However, in late 2005, Apria drew upon its revolving credit facility for the $175 million common stock repurchase; in 2006, the company may repurchase an additional $75 million of its stock; and in September 2008, the holders of the $250 million convertible senior notes will have an opportunity to require Apria to repurchase some or all of the notes. Accordingly, Apria management has begun to explore financing alternatives.

     Further, Apria has initiated a project to implement a new enterprise-wide system. The overall objective of the project is to deliver the necessary technology and automation across the organization to enable service improvements, productivity and access to information. Management is currently in the system selection phase and expects to progress to initial phases of development later in 2006. Cash expenditures for 2006, which include related infrastructure upgrades and software development costs, are estimated in the $15 million to $20 million range. The total cost of the project will be determined once a system selection has been made and the project planning is completed.

     Cash Flow. Cash provided by operating activities in 2005 was $206.3 million compared to $271.6 million in 2004 and $269.4 million in 2003. The decrease in operating cash flow in 2005 is due primarily to the Medicare reimbursement reductions and related product cost increases; the qui tam lawsuit settlement and related fees; and a $16.5 million increase in tax payments between the periods. The increase in 2004, when compared to 2003, is largely due to the increase in net income before items not requiring cash and the timing of disbursements processed against accounts payable and other accruals. These items were partially offset by a larger increase in accounts receivable in 2004 than in 2003, which resulted from acquisition activity.

     Cash used in investing activities was $223.6 million, $281.4 million and $248.2 million in 2005, 2004 and 2003, respectively. Changes between the periods in the level of business combinations executed directly impact this line. The reduction in purchases of patient service and other equipment in 2005 is directly attributable to controls placed on inventory and purchasing.

     Cash provided by financing activities was $1.2 million in 2005 compared to a use of cash of $111.4 million in 2004. Financing activities provided cash of $112.9 million in 2003. In 2005, the company borrowed from its revolving credit facility to repurchase $175 million worth of its common stock. Excluding this repurchase, the company would have had a reduction in long-term debt of $10.5 million. Cash used in 2004 primarily relates to a $100 million stock repurchase and scheduled principal payments made against term loans prior to the November 2004 refinancing. Cash provided in 2003 reflects net proceeds received upon the issuance of $250 million of 3.375% convertible senior notes. Also, the company repurchased a total of $118.5 million of its common stock in 2003, $100 million of which was purchased with the convertible note proceeds.

     Contractual Cash Obligations. The following table summarizes Apria’s long-term cash payment obligations to which the company is contractually bound:

	For the Year Ending December 31,

(in millions)	2006	2007	2008	2009	2010	2011+	Total

Revolving loan	$-	$-	$-	$390	$-	$-	$390
Convertible senior notes	-	-	-	-	-	250	250
Capital lease obligations	1	-	-	-	-	-	1
Other debt	4	1	-	-	-	-	5
Operating leases	53	40	29	19	12	13	166
Deferred acquisition payments	6	-	-	-	-	-	6

Total contractual cash obligations	$64	$41	$29	$409	$12	$263	$818

     Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $268 million at December 31, 2005 from $264 million at the same date in 2004. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 57 days at December 31, 2005 compared to 52 at December 31, 2004. The increase in days sales outstanding is a result of the decrease in net revenues for the fourth quarter (or last 90 days) of 2005, when compared to the same period at the end of 2004, without a corresponding decrease in the accounts receivable balance.

Accounts aged in excess of 180 days of total receivables for certain major payor categories, and in total, are as follows:

	December 31,	December 31,
	2005	2004

Total	21.1%	21.3%

Medicare	22.8%	18.7%
Medicaid	28.7%	24.9%
Self pay	35.9%	32.8%
Managed care/other	19.4%	20.6%

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $39.0 million and $36.3 million at December 31, 2005 and 2004, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility. The higher unbilled amount at December 31, 2005 is largely due to acquisitions effected during 2005. The time-consuming processes of converting patient files onto Apria’s systems and obtaining provider numbers from governmental payors routinely delay billing of the newly acquired business.

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

     The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of Apria’s patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 80% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Management has successfully instituted a number of controls over the company’s inventories and patient service equipment to minimize such losses. Depending on the product type, the company performs physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories. Inventory and patient service equipment losses for 2005, 2004 and 2003, were $868,000, $2.0 million, and $2.4 million, respectively.

     Long-term Debt. Apria’s credit agreement with Bank of America and a syndicate of lenders consists of a $500 million revolving credit facility that has a maturity date of November 23, 2009. The senior secured credit agreement permits Apria to select one of two variable interest rates. One option is the base rate, which is expressed as the higher of (a) the Federal Funds rate plus 0.50% or (b) the Bank of America prime rate. The other option is the Eurodollar rate, which is based on the London Interbank Offered Rate. Interest on outstanding balances under the senior secured credit agreement is determined by adding a margin to the Eurodollar rate or base rate in effect at each interest calculation date. The applicable margin for the revolving credit facility is based on Apria’s debt rating as determined by Standard and Poor’s Ratings Services or Moody’s Investor Services with respect to the credit facility. The applicable margin ranges from 0.75% to 1.50% for Eurodollar loans and from zero to 0.50% for base rate loans. The senior credit agreement also requires payment of commitment fees ranging from 0.15% to 0.375% (also based on Apria’s debt rating) on the unused portion of the revolving credit facility. The effective interest rate at December 31, 2005, after consideration of the effect of the swap agreements described below, was 4.40%. See “Hedging Activities.”

     In November 2005, Standard and Poor’s Ratings Services downgraded its rating on Apria’s bank debt from BBB- to BB+. The effect of this action was to increase the applicable margin from 1.0% to 1.25% and to increase the commitment fee on the unused line from .20% to .25%, in accordance with the bank credit agreement. In March 2006, Moody’s Investor Services announced that they placed Apria under review for possible downgrade. Should the outcome of such review result in a downgrade, it is not expected to have a further impact on Apria’s interest rates.

     Borrowings under the senior secured credit facility are collateralized by substantially all of the assets of Apria. At December 31, 2005, the company was in compliance with all of the financial covenants required by the credit agreement.

     On December 31, 2005 outstanding borrowings on the revolving credit facility were $390 million. Outstanding letters of credit totaled $3.9 million and credit available under the revolving facility was $106.1 million.

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

     During 2005, Apria had two interest rate swap agreements in effect to fix its LIBOR-based variable rate debt. One such agreement, which had a notional amount of $25 million and a fixed rate of 3.04%, expired in December 2005. The other agreement, also with a notional amount of $25 million and a fixed rate of 3.42%, expires December 2006. During the second quarter of 2005, Apria entered into two new interest rate swap agreements. The forward-starting contracts, each with a notional amount of $25 million, became effective in January 2006. Both agreements have a three-year term with fixed rates of 4.38% and 4.44%. Apria also had two swap agreements with an aggregate notional amount of $50 million that expired in December 2004.

     The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For 2005, Apria received a net settlement amount of $11,000. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income/loss. At December 31, 2005, the aggregate fair value of the swap agreements was an asset of $769,000. While no assurances can be made, Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the various swap agreements are nationally recognized financial institutions with strong credit ratings.

     Treasury Stock. In October 2005, Apria’s Board of Directors authorized the company to repurchase up to $250 million worth of its outstanding common stock.

     On November 7, 2005, Apria purchased 7.3 million shares of its common stock for $175 million through an accelerated share repurchase program. Under the agreement, Apria’s counterparty borrowed shares that were sold to Apria at an initial price of $23.83. The counterparty then repurchased shares over a period that commenced immediately after the sale of shares to Apria. The repurchase transaction was completed in February 2006. The agreement contained a provision that subjected Apria to a purchase price adjustment based on the volume weighted average price of the company’s common stock over the period during which the counterparty purchased the shares. Such provision resulted in an additional $242,000 owed to the counterparty that Apria elected to settle in cash in February 2006. This amount was recorded as a liability at December 31, 2005, with a corresponding charge to interest expense reflecting the change in the fair value of the settlement contract.

     Depending on market and other considerations, the company may decide to repurchase $75 million of its common stock over the next four fiscal quarters in accordance with the remaining Board authorization.

     In January 2004, Apria prepaid $50 million to repurchase 1.7 million shares of its common stock at a strike price of $28.89 through an accelerated share repurchase program. The repurchase of the shares was completed in April 2004 and the share price differential was settled in cash in June 2004, for a total cost of $53 million. During the third quarter of 2004, the company purchased an additional 1.7 million shares for $47 million. All repurchased common shares are being held in treasury.

     Business Combinations. Apria periodically acquires complementary businesses in specific geographic markets. Because of the potential for a higher gross margin, Apria targets respiratory therapy businesses. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. In accordance with SFAS No. 142, goodwill is no longer being amortized. Covenants not to compete are being amortized over the life of the respective agreements. Tradenames and customer lists are being amortized over the period of their expected benefit.

     The aggregate consideration for the 21 acquisitions that closed during 2005 was $103.0 million. Allocation of this amount includes $86.1 million to goodwill and $7.7 million to other intangible assets. Apria closed 27 acquisitions in both 2004 and in 2003 for aggregate consideration of $148.7 million and $98.0 million, respectively. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $105.5 million, $144.2 million and $99.4 million in 2005, 2004 and 2003, respectively.

Off-Balance Sheet Arrangements

     Apria is not a party to off-balance sheet arrangements as defined by the Securities and Exchange Commission. However, from time to time the company enters into certain types of contracts that contingently require the company to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain asset purchase agreements, under which the company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which the company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the company’s use of the applicable premises; and (iii) certain agreements with the company’s officers, directors and employees, under which the company may be required to indemnify such persons for liabilities arising out of their relationship with the company.

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

     At December 31, 2005, Apria’s revolving credit facility borrowings totaled $390 million. The bank credit agreement governing the revolver provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or the London Interbank Offered Rate, or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At December 31, 2005, all of Apria’s outstanding revolving debt was tied to LIBOR.

     During 2005, Apria had two interest rate swap agreements in effect to fix its LIBOR-based variable rate debt. One of the agreements, which expired in December 2005, had a notional amount of $25 million and a fixed rate of 3.04%. The other agreement, which will expire in December 2006, has a notional amount of $25 million and a fixed rate of 3.42%. During the second quarter of 2005, the company entered into two new interest rate swap agreements. The forward starting contracts, each with a notional amount of $25 million, became effective in January 2006. Both agreements have a three-year term with fixed rates of 4.38% and 4.44%.

     Based on the revolving debt outstanding and the swap agreements in place at December 31, 2005, a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $3.65 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of the Independent Registered Public Accounting Firm and the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedule” are filed as part of this report.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.      CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer each concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company that is required to be included in the company’s periodic Securities and Exchange Commission filings.

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

     Under the supervision and with the participation of management, including the principal executive and financial officers, the company has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2005.

     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report on management’s assessment of Apria’s internal control over financial reporting, which is included herein.

March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Apria Healthcare Group Inc.
Lake Forest, California

           We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Apria Healthcare Group Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

           In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

           We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 16, 2006

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information with respect to this item is incorporated by reference from the company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of the company’s fiscal year.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2005 and 2004
Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
FINANCIAL STATEMENT SCHEDULE
Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Apria Healthcare Group Inc.
Lake Forest, California

           We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2005, included in the index at Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

           In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apria Healthcare Group Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

           We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 16, 2006

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands, except share data)	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,304	$39,399
Accounts receivable, less allowance for doubtful accounts of $41,527
and $45,064 at December 31, 2005 and 2004, respectively	226,478	219,365
Inventories, net	42,571	40,295
Deferred income taxes	30,916	29,126
Prepaid expenses and other current assets	20,732	20,126

TOTAL CURRENT ASSETS	344,001	348,311

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of
$446,728 and $420,714 at December 31, 2005 and 2004, respectively	225,575	224,801
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	46,087	51,012
DEFERRED INCOME TAXES	4,059	5,024
GOODWILL	540,985	455,623
INTANGIBLE ASSETS, NET	10,580	9,907
DEFERRED DEBT ISSUANCE COSTS, NET	5,248	6,962
OTHER ASSETS	9,363	6,024

	$1,185,898	$1,107,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$63,984	$63,601
Accrued payroll and related taxes and benefits	51,167	47,620
Accrued insurance	11,763	8,991
Income taxes payable	8,664	19,208
Other accrued liabilities	30,748	34,014
Current portion of long-term debt	4,465	4,901

TOTAL CURRENT LIABILITIES	170,791	178,335

LONG-TERM DEBT, net of current portion	640,855	475,957
DEFERRED INCOME TAXES	38,079	42,136
OTHER NON-CURRENT LIABILITIES	9,009	5,051
COMMITMENTS AND CONTINGENCIES (Notes 9 & 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized;
none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
59,215,749 and 58,236,364 shares issued at December 31, 2005 and
2004, respectively; 42,250,564 and 48,608,705 outstanding
at December 31, 2005 and 2004, respectively	59	58
Additional paid-in capital	468,099	439,544
Treasury stock, at cost; 16,965,185 and 9,627,659 shares at
December 31, 2005 and 2004, respectively	(429,432)	(254,432)
Retained earnings	287,982	221,041
Accumulated other comprehensive income (loss)	456	(26)

	327,164	406,185

	$1,185,898	$1,107,664

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

(in thousands, except per share data)	2005	2004	2003

Net revenues	$1,474,101	$1,451,449	$1,380,945
Costs and expenses:
Cost of net revenues:
Product and supply costs	309,413	271,723	247,438
Patient service equipment depreciation	111,759	119,391	114,815
Respiratory therapy services	34,669	-	-
Nursing services	9,078	10,644	12,872
Other	14,369	15,686	13,652

TOTAL COST OF NET REVENUES	479,288	417,444	388,777
Provision for doubtful accounts	46,948	48,567	51,154
Selling, distribution and administrative	792,177	777,671	735,765
Qui tam settlement and related costs	19,258	-	-
Amortization of intangible assets	6,941	6,712	3,650

TOTAL COSTS AND EXPENSES	1,344,612	1,250,394	1,179,346

OPERATING INCOME	129,489	201,055	201,599
Interest expense	22,972	20,799	15,812
Interest income	(853)	(779)	(786)
Write-off of deferred debt issuance costs	-	2,730	-

INCOME BEFORE TAXES	107,370	178,305	186,573
Income tax expense	40,429	64,297	70,581

NET INCOME	$66,941	$114,008	$115,992

Basic net income per common share	$1.39	$2.31	$2.17

Diluted net income per common share	$1.37	$2.27	$2.15

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Retained	Accumulated
	Common Stock		Additional	Treasury Stock		Earnings	Other	Total
			Paid-In			(Accumulated	Comprehensive	Stockholders’
(in thousands)	Shares	Par Value	Capital	Shares	Cost	Deficit)	Income (Loss)	Equity

Balance at December 31, 2002	56,581	$57	$397,416	1,683	$(35,961)	$(8,959)	$(1,244)	$351,309
Exercise of stock options	736	-	12,323					12,323
Tax benefits related to stock options			2,518					2,518
Compensatory stock options and awards			1,963					1,963
Repurchases of common stock				4,527	(118,471)			(118,471)
Unrealized gain on interest rate swap agreements, net of taxes							314	314
Net income						115,992		115,992

Total comprehensive income						115,992	314	116,306

Balance at December 31, 2003	57,317	$57	$414,220	6,210	$(154,432)	$107,033	$(930)	$365,948

Exercise of stock options	893	1	18,314					18,315
Tax benefits related to stock options			2,587					2,587
Compensatory stock options and awards	26		4,423					4,423
Repurchases of common stock				3,418	(100,000)			(100,000)
Unrealized gain on interest rate swap agreements, net of taxes							904	904
Net income						114,008		114,008

Total comprehensive income						114,008	904	114,912

Balance at December 31, 2004	58,236	$58	$439,534	9,628	$(254,432)	$221,041	$(26)	$406,185

Exercise of stock options	937	1	21,179					21,180
Tax benefits related to stock options			4,117					4,117
Compensatory stock options and awards	43		3,259					3,259
Repurchases of common stock				7,337	(175,000)			(175,000)
Unrealized gain on interest rate swap agreements, net of taxes							482	482
Net income						66,941		66,941

Total comprehensive income						66,941	482	67,423

Balance at December 31, 2005	59,216	$59	$468,099	16,965	$(429,432)	$287,982	$456	$327,164

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(in thousands)	2005	2004	2003

OPERATING ACTIVITIES
Net income	$66,941	$114,008	$115,992
Items included in net income not requiring (providing) cash:
Provision for doubtful accounts	46,948	48,567	51,154
Depreciation	133,677	140,762	135,952
Amortization of intangible assets	6,941	6,712	3,650
Amortization of deferred debt issuance costs	1,729	5,153	1,723
Deferred income taxes	(5,210)	20,798	17,197
Expense on compensatory stock options and awards	3,259	4,423	1,963
Gain on disposition of assets	-	(682)	(266)
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(54,198)	(70,302)	(62,299)
Inventories, net	(561)	(9,372)	(1,148)
Prepaid expenses and other assets	3,451	832	(295)
Accounts payable, exclusive of outstanding checks	2,907	1,050	(3,895)
Accrued payroll and related taxes and benefits	3,547	4,308	5,099
Income taxes payable	(6,427)	7,935	3,025
Accrued expenses	3,295	(2,577)	1,570

NET CASH PROVIDED BY OPERATING ACTIVITIES	206,299	271,615	269,422
INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(118,867)	(137,358)	(149,524)
Proceeds from disposition of assets	767	211	774
Cash paid for acquisitions, including payments of deferred consideration	(105,471)	(144,235)	(99,403)

NET CASH USED IN INVESTING ACTIVITIES	(223,571)	(281,382)	(248,153)
FINANCING ACTIVITIES
Proceeds from revolving credit facilities	216,250	250,850	15,700
Payments on revolving credit facilities	(51,000)	(26,100)	(15,700)
Payments on term loans	-	(244,063)	(19,312)
Proceeds from issuance of convertible senior notes	-	-	250,000
Payments on other long-term debt	(7,854)	(9,033)	(5,622)
Outstanding checks included in accounts payable	(2,384)	1,419	632
Capitalized debt issuance costs	(15)	(2,775)	(6,649)
Repurchases of common stock	(175,000)	(100,000)	(118,471)
Issuances of common stock	21,180	18,315	12,323

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,177	(111,387)	12,901

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,095)	(121,154)	134,170
Cash and cash equivalents at beginning of year	39,399	160,553	26,383

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,304	$39,399	$160,553

SUPPLEMENTAL DISCLOSURES – See Note 5 and Note 7 for cash paid for interest and income taxes, respectively.

NON-CASH TRANSACTIONS – See Statements of Stockholders’ Equity and Comprehensive Income, Note 3 and Note 9 for tax benefit from stock option exercises, liabilities assumed in acquisitions and purchase of property and equipment under capital leases, respectively.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective year. Such amounts are then included in the following year’s purchases. Unpaid purchases were $10,754, $10,895 and $6,496 at December 31, 2005, 2004 and 2003, respectively.

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of Apria Healthcare Group Inc. (“Apria” or “the company”) and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation.

     Company Background and Segment Reporting: Apria operates in the home healthcare segment of the healthcare industry, providing a variety of clinical services and related products and supplies as prescribed by a physician or authorized by a case manager as part of a care plan. Essentially all products and services offered by the company are provided through the company’s network of approximately 500 branch facilities, which are located throughout the United States and are currently organized into 15 geographic regions. Each region consists of a number of branches and a regional office, which provides key administrative support services. The company’s chief operating decision maker evaluates operating results on a geographic basis and, therefore, views each region as an operating segment. All regions provide the same products and services, including respiratory therapy, infusion therapy and home medical equipment and supplies. Additional administrative and operational support services are provided at a corporate level and at a consolidated field level. For financial reporting purposes, all of the company’s operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

     Respiratory therapy, infusion therapy and home medical equipment represent approximately 69%, 17% and 14% of total 2005 revenues, respectively. The gross margins in 2005 for these services and related products were 74%, 51% and 56%, respectively, after the reclassification of certain clinical expenses to the cost of net revenues. See “Note 1 – Respiratory Therapy Expenses” and “Note 1 – Nursing Expenses.”

     Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. For the years 2005, 2004 and 2003, revenues reimbursed under arrangements with Medicare and Medicaid were approximately 39%, 38% and 35%, respectively, as a percentage of total revenues. In all three years presented, no other third-party payor group represented more than 9% of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented less than 10% of total net revenues for 2005, 2004 and 2003.

     Cash and Cash Equivalents: Apria maintains cash with various financial institutions. These financial institutions are located throughout the United States and the company’s cash management practices limit exposure to any one institution. Outstanding checks, which are reported as a component of accounts payable, were $20,647,000 and $23,031,000 at December 31, 2005 and 2004, respectively. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

     Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $39,015,000 and $36,264,000 at December 31, 2005 and 2004, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility.

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

     Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends, the extent of contracted business and business combinations. Also considered are relevant business conditions such as governmental and managed care payor claims processing procedures and system changes. Additionally, focused reviews of certain large and/or problematic payors are performed. Due to continuing changes in the healthcare industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on operations and cash flows.

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

     Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Included in property and equipment are assets under capitalized leases which consist of information systems hardware and software. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for each of the categories presented in Note 2 are as follows: leasehold improvements — the shorter of the remaining lease term or seven years; equipment and furnishings — three to fifteen years; and information systems — three to five years.

     Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods not exceeding five years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software.

     The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount. Management does not believe any impairment of its capitalized software existed at December 31, 2005.

     Goodwill: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Management does not believe any impairment of its goodwill existed at December 31, 2005.

     Intangible Assets: Intangible assets consist of covenants not to compete, tradenames and customer lists, all of which resulted from business combinations. The values assigned to the covenants are amortized on a straight-line basis over their contractual terms, which range from three to five years. The customer list and tradename valuations are amortized over their period of expected benefit, which averages 7.6 months and 24 months, respectively.

     Management reviews for impairment of intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe any impairment of its intangible assets or long-lived assets existed at December 31, 2005.

     Fair Value of Financial Instruments: The carrying value of Apria’s bank debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair value of the convertible senior notes, as determined by reference to quoted market prices, is $240,625,000 and $287,878,000 at December 31, 2005 and 2004, respectively. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value because of their short maturity.

     Respiratory Therapy Expenses: Respiratory therapy expenses presented within cost of net revenues for 2005 are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Apria’s respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $18,807,000 in 2005.

     Apria adopted the classification described above in 2005. During prior years, the data was not captured in the detail necessary to make a corresponding reclassification. Therefore, all respiratory therapy expenses for 2004 and 2003 are classified within selling, distribution and administrative expenses and totaled $50,004,000 and $49,249,000 for those years, respectively.

     Nursing Expenses: Nursing expenses presented within cost of net revenues are comprised primarily of employee salary and benefit costs and fees paid to contracted workers who are deployed to service a patient. The majority of these costs relate to the company’s infusion therapy service line which were previously classified as selling, distribution and administrative expenses. Additional nursing costs that are currently, and were previously, presented within the cost of net revenues relate to a small ancillary nursing service business that generates approximately $1,000,000 in revenue annually.

     Apria adopted the classification described above in 2005. Certain nursing expenses incurred by the infusion therapy business, including administrative and marketing costs, remain within selling, distribution and administrative expenses and totaled $3,948,000, $4,189,000 and $4,636,000 for 2005, 2004 and 2003, respectively.

     Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $171,724,000, $157,142,000, and $143,352,000 in 2005, 2004, and 2003, respectively. Such expense represents the cost incurred to deliver product to the end user. Included are leasing, maintenance, licensing and fuel costs associated with the company’s vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs as discussed in Emerging Issues Task Force No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” which permits their income statement classification within selling and administrative expenses.

     Advertising: Advertising costs are initially established as a prepaid expense and amortized over the period of expected benefit. Such expenses are included in selling, distribution and administrative expenses and amounted to $6,844,000, $4,799,000 and $3,155,000 for 2005, 2004 and 2003, respectively.

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

     Stock-based Compensation: The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Apria has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” For the years ended December 31, 2005, 2004 and 2003, net income reflects compensation expense for restricted stock awards and restricted stock purchase rights valued in accordance with APB No. 25. Had compensation expense for all of the company’s stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS No. 123, Apria’s net income and per share amounts would have been adjusted to the pro forma amounts indicated below. The pro forma compensation expense presented in 2005 reflects the November acceleration of the vesting of certain stock options. See “Note 1 – Recent Accounting Pronouncements – SFAS No. 123R” and “Note 6 – Stockholders’ Equity.”

	Year Ended December 31,

(in thousands, except per share data)	2005	2004	2003

Net income as reported	$66,941	$114,008	$115,992
Add: stock-based compensation expense included in reported net income, net of related tax effects	2,032	2,828	1,221
Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	(13,070)	(12,869)	(9,206)

Pro forma net income	$55,903	$103,967	$108,007

Basic net income per share:
As reported	$1.39	$2.31	$2.17
Pro forma	$1.16	$2.11	$2.02
Diluted net income per share:
As reported	$1.37	$2.27	$2.15
Pro forma	$1.14	$2.07	$2.00

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003: risk-free interest rates of 3.78%, 3.19% and 2.84%, respectively; dividend yield of 0% for all years; expected lives of 4.13 years for 2005, 4.51 years in 2004 and 4.80 years in 2003 and volatility of 32% for 2005, 43% for 2004 and 54% for 2003.

     Comprehensive Income: For the years ended December 31, 2005, 2004 and 2003, the difference between net income and comprehensive income is $482,000, $904,000 and $314,000, respectively, net of taxes, which is attributable to unrealized gains on various interest rate swap agreements, which are accounted for as cash flow hedges.

     Per Share Amounts: Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options and other awards, using the treasury stock method.

     Recent Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” which amends and clarifies previous guidance on the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Abnormal amounts of these costs should be recognized as current period charges rather than as a portion of inventory cost. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities, which refers to a range of production levels within which ordinary variations are expected. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, Apria adopted the statement January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on the company’s consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Apria adopted the statement January 1, 2006 and has employed the modified prospective method of transition. Management currently estimates that adoption of SFAS No. 123R will increase share-based compensation expense in 2006 by approximately $2,500,000.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the accounting for, and the reporting of, a change in accounting principle. The statement also defines and requires retrospective application of a change in accounting principle to prior periods’ financial statements unless impracticable. If retrospective application is impracticable, the new accounting principle must be applied to the asset and liability balances as of the beginning of the earliest period practicable and a corresponding adjustment to the opening balance of retained earnings for the same period, rather than being reported in the income statement. Additionally, SFAS No. 154 addresses a change in accounting for estimates effected by a change in accounting principle and redefines restatement as a revision to reflect the correction of an error. The statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Accordingly, Apria adopted the statement January 1, 2006. The adoption of SFAS No. 154 is not expected to have a material effect on the company’s consolidated financial statements.

     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Although management is currently evaluating the statement, the company’s planned adoption of SFAS No. 155 on January 1, 2007 is not expected to have a material effect on the company’s consolidated financial statements.

      Reclassifications: Certain amounts for prior periods have been reclassified to conform to the current year presentation.

NOTE 2 -- PROPERTY, EQUIPMENT AND IMPROVEMENTS

      Property, equipment and improvements consist of the following:

	December 31,

(in thousands)	2005	2004

Leasehold improvements	$33,942	$26,422
Equipment and furnishings	55,540	53,752
Information systems - hardware	77,559	75,003
Information systems - software	41,544	39,158

	208,585	194,335
Less accumulated depreciation	(162,498)	(143,323)

	$46,087	$51,012

NOTE 3 -- BUSINESS COMBINATIONS

     During 2005, Apria acquired 21 complementary businesses within specific geographic markets, comprised primarily of home respiratory therapy businesses. Similarly, the company acquired 27 companies during each of the years ending 2004 and 2003. For all periods presented, these all-cash transactions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the consolidated income statements from the dates of acquisition. The purchase prices were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value.

     Of the acquisitions that closed during 2005, the largest was Apria’s purchase of the home healthcare division of Air Liquide Healthcare America Corporation d/b/a Vitalaire Healthcare, Inc., with an effective date of June 30, 2005. Included in the cash purchase price of $40,839,000 was goodwill of $33,867,000, other intangible assets of $3,010,000 and patient service equipment of $3,310,000.

     The following table summarizes the allocation of the purchase prices of all acquisitions made by the company, which include payments deferred from prior years. In 2005, such payments totaled $8,575,000. At December 31, 2005 and 2004, outstanding deferred consideration totaled $5,682,000 and $8,575,000, respectively, and is included in the consolidated balance sheets in other accrued liabilities.

     Cash paid for acquisitions:

	Year Ended December 31,

(in thousands)	2005	2004	2003

Fair value of tangible assets acquired	$10,015	$14,587	$11,187
Intangible assets	7,613	9,263	4,864
Goodwill	85,362	125,091	81,669

Total assets acquired	102,990	148,941	97,720
Liabilities assumed and accrued, net of payments deferred from prior years	2,481	(4,706)	1,683

Net assets acquired	$105,471	$144,235	$99,403

     The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during 2005 and 2004, as if the acquisitions had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Year Ended December 31,

(in thousands, except per share data)	2005	2004

Net revenues	$1,501,301	$1,571,908
Net income	67,501	118,044

Basic net income per common share	$1.40	$2.39

Diluted net income per common share	$1.38	$2.35

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

     For the year ended December 31, 2005, the net change in the carrying amount of goodwill of $85,362,000 is the result of business combinations. All of the goodwill recorded in conjunction with business combinations for the periods presented is expected to be deductible for tax purposes.

     Intangible assets, all of which are subject to amortization, consist of the following:

(in thousands)		December 31, 2005			December 31, 2004

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	4.9	$16,352	$(6,316)	$10,036	$11,947	$(4,060)	$7,887
Tradenames	2.0	628	(440)	188	1,695	(870)	825
Customer lists	0.6	1,588	(1,232)	356	2,690	(1,495)	1,195

	3.0	$18,568	$(7,988)	$10,580	$16,332	$(6,425)	$9,907

     Amortization expense amounted to $6,941,000 for the year ended December 31, 2005. Estimated amortization expense for each of the fiscal years ending December 31, is presented below:

Year Ending December 31,	(in thousands)

2006	$ 3,679
2007	2,756
2008	2,266
2009	1,455
2010	424

NOTE 5 -- LONG-TERM DEBT

     Long-term debt consists of the following:

	December 31,

(in thousands)	2005	2004

Notes payable relating to revolving credit facilities	$390,000	$224,750
Convertible senior notes	250,000	250,000
Capital lease obligations (see Note 9)	1,111	3,596
Other	4,209	2,512

	645,320	480,858
Less: current maturities	(4,465)	(4,901)

	$640,855	$475,957

     Revolving Credit Facility: Apria’s credit agreement with Bank of America and a syndicate of lenders consists of a $500,000,000 revolving credit facility that matures November 23, 2009.

     At December 31, 2005, borrowings under the revolving credit facility were $390,000,000, outstanding letters of credit totaled $3,855,000 and credit available under the revolving facility was $106,145,000.

     The senior secured credit agreement permits Apria to select one of two variable interest rates. One option is the base rate, which is expressed as the higher of (a) the Federal Funds rate plus 0.50% or (b) the Bank of America prime rate. The other option is the Eurodollar rate, which is based on the London Interbank Offered Rate (“LIBOR”). Interest on outstanding balances under the senior secured credit agreement is determined by adding a margin to the Eurodollar rate or base rate in effect at each interest calculation date. The applicable margin for the revolving credit facility is based on Apria’s debt rating as determined by either Standard and Poor’s Ratings Services or Moody’s Investor Services with respect to the credit facility. The applicable margin ranges from 0.75% to 1.50% for Eurodollar loans and from zero to 0.50% for base rate loans. The senior credit agreement also requires payment of commitment fees ranging from 0.15% to 0.375% (also based on Apria’s debt rating) on the unused portion of the revolving credit facility. The effective interest rate at December 31, 2005, after consideration of the effect of the swap agreements, was 4.40%. Without the effect of the swap agreements, such rate would have been 5.64%.

     In November 2005, Standard and Poor’s Ratings Services downgraded its rating on Apria’s bank debt from BBB- to BB+. The effect of this action was to increase the applicable margin from 1.0% to 1.25% and to increase the commitment fee on the unused line from .20% to .25%, in accordance with the bank credit agreement. In March 2006, Moody’s Investor Services announced that they placed Apria under review for possible downgrade. Should the outcome of such review result in a downgrade, it is not expected to have a further impact on Apria’s interest rates.

     Borrowings under the senior secured credit facility are collateralized by substantially all of the assets of Apria. At December 31, 2005, the company was in compliance with all of the financial covenants required by the credit agreement.

     Convertible Senior Notes: In August 2003, Apria issued convertible senior notes in the aggregate principal amount of $250,000,000 under an indenture between Apria and U.S. Bank National Association. The notes were issued in a private placement at an issue price of $1,000 per note (100% of the principal amount at maturity) and were subsequently registered with the Securities and Exchange Commission. The notes will mature on September 1, 2033, unless earlier converted, redeemed or repurchased by Apria. Apria may redeem some or all of the notes at any time after September 8, 2010, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest and contingent interest, if any, to the redemption date. The holders of the notes may require Apria to repurchase some or all of the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest, up to but excluding the applicable repurchase date, initially on September 1, 2008, and subsequently on September 1 of 2010, 2013, 2018, 2023 and 2028, or at any time prior to their maturity following a fundamental change, as defined in the indenture. Any notes that Apria is required to repurchase will be paid for in cash, pursuant to the terms of a December 2004 amendment to the indenture which eliminated the company’s option of paying part of the repurchase price in common stock.

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

     Maturities of long-term debt, exclusive of capital lease obligations, are as follows:

Year Ending December 31,	(in thousands)

2006	$3,354
2007	593
2008	262
2009	390,000
2010	-
Thereafter	250,000

$644,209

Total interest paid in 2005, 2004 and 2003 amounted to $18,783,000, $18,090,000 and $10,297,000, respectively.

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

     During 2005, Apria had two interest rate swap agreements in effect to fix its LIBOR-based variable rate debt. One of the agreements, which expired in December 2005, had a notional amount of $25,000,000 and a fixed rate of 3.04%. The other agreement, which will expire in December 2006, has a notional amount of $25,000,000 and a fixed rate of 3.42%. During the second quarter of 2005, the company entered into two new interest rate swap agreements. The forward starting contracts, each with a notional amount of $25,000,000, became effective in January 2006. Both agreements have a three-year term with fixed rates of 4.38% and 4.44%. Apria also had two swap agreements with an aggregate notional amount of $50,000,000 and fixed rates of 2.435% and 2.43%, that expired in December 2004.

     The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the years ended December 31, 2005, 2004 and 2003, Apria received (paid) net settlement amounts of $11,000, ($1,381,000) and ($1,917,000), respectively. At December 31, 2005, the aggregate fair value of the swap agreements was an asset of $769,000 and is reflected in the accompanying consolidated balance sheets in other assets. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in other comprehensive income. Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty nonperformance. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the various swap agreements are nationally recognized financial institutions with strong credit ratings.

NOTE 6 -- STOCKHOLDERS’ EQUITY

      Treasury Stock: In October 2005, Apria's Board of Directors authorized the company to repurchase up to $250,000,000 worth of its outstanding common stock.

     On November 7, 2005, Apria purchased 7,337,526 shares of its common stock for $175,000,000 through an accelerated share repurchase program. Under the agreement, Apria’s counterparty borrowed shares that were sold to Apria at an initial price of $23.83. The counterparty then repurchased shares over a period that began immediately after the sale of shares to Apria. The repurchase transaction was completed in February 2006. The agreement contained a provision that subjected Apria to a purchase price adjustment based on the volume weighted average price of the company’s common stock over the period during which the counterparty purchased the shares. Such provision resulted in an additional $242,000 due that Apria elected to settle in cash in February 2006. This amount was recorded as a liability at December 31, 2005, with a corresponding charge to interest expense reflecting the change in the fair value of the settlement contract.

     Depending on market and other considerations, the company may decide to repurchase $75 million of its common stock over the next four fiscal quarters in accordance with the remaining Board authorization.

     In January 2004, Apria prepaid $50,000,000 to repurchase 1,730,703 shares of its common stock at a strike price of $28.89 through an accelerated share repurchase program. The repurchase of the shares was completed in April 2004 and the share price differential was settled in cash in June 2004, for a total cost of $53,033,000. During the third quarter of 2004, the company purchased an additional 1,687,400 shares in open market transactions for $46,967,000. During 2003, Apria repurchased 4,527,000 shares of its common stock for $118,471,000. Of these amounts, 3,786,000 shares were repurchased for $100,000,000 in conjunction with the issuance of the convertible senior notes. With the exception of the shares acquired through the accelerated repurchase program, the other repurchases were made in open market transactions.

     All repurchased shares are being held in treasury.

     Stock Compensation Plans: Apria has various stock-based compensation plans, which are described below. Management accounts for these plans under the recognition and measurement principles of APB No. 25 and related interpretations. Compensation expense of $3,259,000 and $4,423,000 related to the issuance of restricted stock purchase rights and restricted stock awards is included in net income for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, unamortized expense relating to such rights and awards, as measured under APB No. 25, amounted to $11,414,000.

     Stock Option Acceleration: On November 30, 2005, the Compensation Committee of the Board of Directors of Apria approved the acceleration of vesting of certain outstanding employee stock options with per share prices above $26.00, so that each such option became fully vested. As a result of this action, options to purchase 863,227 shares of Apria common stock became immediately exercisable. The accelerated options represented approximately 18.6% of Apria’s total outstanding options at the time of the action.

     The purpose of accelerating the vesting of these options was to eliminate the compensation expense that Apria would otherwise recognize in the consolidated statements of income in future financial statements with respect to these options upon the adoption of SFAS No. 123R. More than half of the accelerated options would have vested according to their terms during 2006 and more than 77% would have vested by February 2007. As a result of the acceleration, the company expects to reduce its future share-based compensation expense by approximately $7,580,000.

     Fixed Stock Options: Apria has various fixed stock option plans that provide for the granting of incentive or non-statutory options to its key employees and non-employee members of the Board of Directors. In the case of incentive stock options, the exercise price may not be less than the fair market value of the company’s stock on the date of the grant, and may not be less than 110% of the fair market value of the company’s stock on the date of the grant for any individual possessing 10% or more of the voting power of all classes of stock of the company. The dates at which the options become exercisable range from the date of grant to five years after the date of grant and expire not later than ten years after the date of grant. The weighted-average fair values of fixed stock options granted during 2005, 2004 and 2003 were $10.11, $12.07 and $10.68, respectively.

     A summary of the activity of Apria’s fixed stock options for 2005, 2004 and 2003 is presented below:

	2005		2004		2003

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	5,074,673	$24.97	4,425,954	$22.16	4,357,976	$21.69
Granted:
Exercise price equal to fair value	49,000	$32.45	1,647,000	$31.45	1,181,125	$22.49
Exercised	(907,001)	$22.73	(804,770)	$22.48	(654,731)	$17.88
Forfeited	(166,055)	$29.20	(193,511)	$26.19	(458,416)	$24.68

Outstanding at end of year	4,050,617	$25.38	5,074,673	$24.97	4,425,954	$22.16

Exercisable at end of year	3,803,607	$25.62	2,503,546	$21.71	2,308,611	$20.90

     The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 6.69 - $16.94	443,451	2.76	$13.23	443,451	$13.23
$16.95 - $21.40	668,134	6.57	$20.93	489,795	$20.76
$21.41 - $24.01	666,236	6.29	$23.29	597,565	$23.38
$24.02 - $30.20	903,793	5.94	$26.54	903,793	$26.54
$30.21 - $30.40	730,003	8.13	$30.40	730,003	$30.40
$30.41 - $34.59	639,000	9.02	$33.28	639,000	$33.28

$ 6.69 - $34.59	4,050,617	6.63	$25.38	3,803,607	$25.62

     Performance-based Stock Options: Included in Apria’s stock-based compensation plans are provisions for the granting of performance-based stock options. In 2004 and 2003, Apria granted options in the form of restricted stock purchase rights to key members of senior management. These options become exercisable over periods of six and seven years and expire not later than ten years from the date of grant. Accelerated vesting will ensue upon the occurrence of certain events or the achievement of certain cumulative financial targets based on two and three year measurement periods. At December 31, 2004, all options related to the two-year measurement period had vested upon the achievement of certain cumulative financial targets. The financial performance target for the three-year measurement period ended December 31, 2005 was not met, and therefore, none of the related awards vested. The weighted-average fair value of performance-based stock options granted during 2004 and 2003 was $24.98 and $21.06, respectively.

     A summary of the activity of Apria’s performance-based stock options, including those granted in the form of restricted stock purchase rights, for 2005, 2004 and 2003 is presented below:

	2005		2004		2003

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	625,472	$6.80	603,972	$6.61	209,658	$7.34
Granted:
Exercise price less than fair value	-	$-	110,000	$7.60	476,000	$6.49
Exercised	(29,384)	$6.48	(88,500)	$6.50	(81,686)	$7.78
Forfeited	(24,000)	$6.46	-	$-	-	$-

Outstanding at end of year	572,088	$6.83	625,472	$6.80	603,972	$6.61

Exercisable at end of year	200,588	$6.84	229,972	$6.79	127,972	$7.05

The following table summarizes information about performance-based stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 6.46 - $ 6.46	415,000	7.62	$6.46	167,000	$6.46
$ 6.50 - $10.75	152,088	7.31	$7.44	25,588	$6.99
$18.56 - $18.56	5,000	3.53	$18.56	5,000	$18.56

$ 6.46 - $18.56	572,088	7.56	$6.83	200,588	$6.84

     Apria granted restricted stock awards to its non-employee directors during 2005, 2004 and 2003. The awards granted for 2005, representing 17,000 shares, will vest in April 2006. The awards granted in 2004, representing 26,000 shares, vested and were released in April 2005. The awards granted in 2003, representing 26,000 shares, vested and were released in April 2004. Apria also granted restricted stock awards to key members of senior management during 2005 and 2004. The awards granted during 2005, representing 64,384 shares, will vest in one-third increments starting June 2006. The awards granted during 2004, representing 200,000 shares, will vest on December 31, 2011. Accelerated vesting will ensue upon the occurrence of certain events and the achievement of certain cumulative financial targets based on a three-year measurement period. Approximately 8,965,000 shares of common stock are reserved for future issuance upon the exercise of stock options and awards under all of Apria’s active plans.

NOTE 7 -- INCOME TAXES

     Significant components of Apria’s deferred tax assets and liabilities are as follows:

	December 31,

(in thousands)	2005	2004

Deferred tax assets:
Allowance for doubtful accounts	$15,989	$17,318
Accruals	12,955	10,796
Asset valuation reserves	8,622	4,761
Net operating loss carryforward	8,827	12,329
Intangible assets	8,423	7,258
Other, net	5,218	4,280

	60,034	56,742
Less: valuation allowance	(957)	(3,175)

Total deferred tax assets	59,077	53,567

Deferred tax liabilities:
Tax over book depreciation	(29,491)	(43,143)
Tax over book goodwill amortization	(28,658)	(14,714)
Other, net	(4,032)	(3,696)

Total deferred tax liabilities	(62,181)	(61,553)

Net deferred tax liabilities	$(3,104)	$(7,986)

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

     During 2005, the valuation allowance decreased by $2,218,000 due to the fact that state net operating loss carryforwards, that were previously expected to expire, became realizable due to a change in estimate of expected future period earnings.

     Income tax expense (benefit) consists of the following:

	Year Ended December 31,

(in thousands)	2005	2004	2003

Current:
Federal	$46,030	$35,245	$39,558
State	(719)	8,254	13,826

	45,311	43,499	53,384

Deferred:
Federal	(5,605)	25,088	14,940
State	723	(4,290)	2,257

	(4,882)	20,798	17,197

	$40,429	$64,297	$70,581

     The exercise of stock options granted under Apria’s various stock option plans resulted in compensation of $10,129,000, $6,810,000 and $6,204,000, during 2005, 2004 and 2003, respectively. These amounts are taxable income to the employee and are deductible by the company for federal and state tax purposes but are not recognized as expense for financial reporting purposes. Such tax benefits are included in additional paid-in capital.

     Differences between Apria’s income tax expense and an amount calculated utilizing the federal statutory rate are as follows:

	Year Ended December 31,

(in thousands)	2005	2004	2003

Income tax expense at statutory rate	$37,580	$62,407	$65,300
Non-deductible expenses	2,958	465	437
State taxes, net of federal benefit and state loss carryforwards	4,592	7,071	5,532
Change in valuation allowance	(2,218)	(6,803)	-
Change in contingency reserve	(2,483)	959	-
Other	-	198	(688)

	$40,429	$64,297	$70,581

     Net income taxes paid in 2005, 2004 and 2003 amounted to $52,099,000, $35,564,000 and $50,359,000, respectively.

     The company believes it has adequately provided for income tax issues not yet resolved with federal, state and local tax authorities. At December 31, 2005, $16,738,000, net of tax benefit, was accrued for such federal, state and local tax matters and is included in income taxes payable. Although not probable, the most adverse resolution of these federal, state and local issues could result in additional charges to earnings in future periods in addition to the $16,738,000 currently provided. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

NOTE 8 -- PER SHARE AMOUNTS

     The following table sets forth the computation of basic and diluted per share amounts:

	Year Ended December 31,

(in thousands, except per share data)	2005	2004	2003

Numerator:
Net income	$66,941	$114,008	$115,992
Numerator for basic and diluted per share amounts – income available to common stockholders	$66,941	$114,008	$115,992
Denominator:
Denominator for basic per share amounts – weighted-average shares	48,154	49,368	53,446
Effect of dilutive securities:
Employee stock options – dilutive potential common shares	831	812	620

Denominator for diluted per share amounts – adjusted weighted-average shares	48,985	50,180	54,066

Basic net income per common share	$1.39	$2.31	$2.17

Diluted net income per common share	$1.37	$2.27	$2.15

Employee stock options excluded from the computation of diluted per share amounts:
Shares for which exercise price exceeds average market price of common stock	2,073	1,505	1,124

Average exercise price per share that exceeds average market price of common stock	$30.21	$31.66	$26.75

NOTE 9 -- LEASES

     Apria leases all of its facilities. Lease terms are generally ten years or less with renewal options for additional periods. The company occasionally subleases unused facility space when a lease buyout is not a viable option. Sublease income, in amounts not considered material, is recognized monthly and is offset against facility lease expense. In addition, delivery vehicles and office equipment are leased under operating leases. Many leases provide that the company pay taxes, maintenance, insurance and other expenses. Rentals are generally increased annually by the Consumer Price Index, subject to certain maximum amounts defined within individual agreements. Net rent expense in 2005, 2004 and 2003 amounted to $74,835,000, $72,330,000 and $68,141,000, respectively.

     In addition, during 2004 and 2003, Apria acquired information systems hardware and software totaling $3,156,000 and $366,000, under capital lease arrangements with lease terms ranging from 24 to 36 months. Amortization of information systems hardware and software under capital lease amounted to $709,000, $1,767,000 and $1,953,000 in 2005, 2004 and 2003, respectively. During 2005, there were no purchases of assets made under capital lease arrangements.

     The following amounts for assets under capital lease obligations are included in property, equipment and improvements:

	December 31,

(in thousands)	2005	2004

Information systems – hardware and software	$3,156	$9,093
Less accumulated depreciation	(938)	(4,158)

	$2,218	$4,935

     Future minimum payments, by year and in the aggregate, required under capital lease obligations and noncancelable operating leases consist of the following at December 31, 2005:

(in thousands)	Capital Leases	Operating Leases

2006	$1,123	$53,058
2007	-	40,173
2008	-	28,562
2009	-	19,406
2010	-	11,964
Thereafter	-	12,804

	1,123	$165,967

Less interest included in minimum lease payments	12

Present value of minimum lease payments	1,111
Less current portion	1,111

	$-

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     Apria has a 401(k) defined contribution plan, whereby eligible employees may contribute up to 35% of their annual base earnings. During the three years ended 2005, the company matched 50% of the first 8% of employee contributions. Total expenses related to the defined contribution plan were $4,970,000, $4,588,000 and $4,456,000 in 2005, 2004 and 2003, respectively.

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

     Qui Tam Settlement and Related Costs: As previously reported, Apria was the subject of an investigation launched in mid-1998 by the U.S. Attorney’s office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerned the documentation supporting Apria’s billing for services provided to patients whose healthcare costs were paid by Medicare and other federal programs. The investigation related to two civil qui tam lawsuits against Apria filed by individuals suing on behalf of the government. Apria and representatives of the government and the individual plaintiffs reached a preliminary agreement in early August 2005 to settle these lawsuits for the aggregate sum of $17,600,000, without any admission of wrongdoing by Apria. The settlement was finalized in a definitive agreement that was fully executed and became effective on September 30, 2005, and Apria paid the settlement amount on that date. Apria also incurred $1,658,000 in legal fees and other related costs.

     Medicare Reimbursement: There are a number of provisions contained within recent legislation or proposed legislation that affect or may affect Medicare reimbursement polices for items and services provided by Apria. The company cannot be certain of the ultimate impact of all legislated and contemplated changes, and therefore, cannot provide assurance that these changes will not have a material adverse effect on Apria’s results of operations.

     Supplier Concentration: Apria currently purchases approximately 59% of its patient service equipment and supplies from four vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect operating results.

     Guarantees and Indemnities: From time to time Apria enters into certain types of contracts that contingently require the company to indemnify parties against third party claims. These contracts primarily relate to (i) certain asset purchase agreements, under which the company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which the company may be required to indemnify property owners for environmental or other liabilities, and other claims arising from the company’s use of the applicable premises; and (iii) certain agreements with the company’s officers, directors and employees, under which the company may be required to indemnify such persons for liabilities arising out of their relationship with the company.

     The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on the company’s balance sheets for any of the periods presented.

NOTE 12 -- SERVICE/PRODUCT LINE DATA

     The following table sets forth a summary of net revenues and gross profit by service line:

	Year Ended December 31,

(in thousands)	2005	2004	2003

Net revenues:
Respiratory therapy	$1,009,752	$990,857	$930,406
Infusion therapy	256,225	246,662	241,860
Home medical equipment/other	208,124	213,930	208,679

Total net revenues	$1,474,101	$1,451,449	$1,380,945

Gross profit:
Respiratory therapy	$746,486	$774,149	$731,215
Infusion therapy	131,128	129,482	130,710
Home medical equipment/other	117,199	130,374	130,243

Total gross profit	$994,813	$1,034,005	$992,168

     Net revenues for 2005 reflect Medicare reimbursement reductions on respiratory medications, certain durable medical equipment items and oxygen and oxygen-related equipment. Respiratory therapy revenues for 2004 reflect Medicare reimbursement reductions on respiratory medications.

     Respiratory and infusion therapy gross profits were reduced by respiratory therapy and nursing expenses that were previously classified within selling, distribution and administrative expense. Respiratory therapy expenses totaling $34,669,000 were reclassified to cost of respiratory net revenues in 2005. Nursing expenses reclassified to cost of infusion net revenues totaled $8,396,000, $9,825,000 and $12,034,000 for 2005, 2004 and 2003, respectively. See “Note 1 – Respiratory Therapy Expenses” and “Note 1 – Nursing Expenses.”

NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter

(in thousands, except per share data)	First	Second	Third	Fourth

2005
Net revenues	$371,863	$374,931	$367,615	$359,692
Gross profit	252,092	255,348	248,922	238,451
Operating income	40,768	21,589	33,360	33,772
Net income	25,170	3,016	19,255	19,500

Basic net income per common share	$0.52	$0.06	$0.39	$0.43
Diluted net income per common share	$0.51	$0.06	$0.38	$0.43
2004
Net revenues	$350,881	$359,562	$364,569	$376,437
Gross profit	249,324	258,127	260,251	266,303
Operating income	49,875	51,785	47,852	51,543
Net income	27,847	29,059	29,835	27,267

Basic net income per common share	$0.56	$0.58	$0.61	$0.56
Diluted net income per common share	$0.55	$0.57	$0.60	$0.55

     Net income for the second quarter of 2005 was impacted by the initial accrual of $20,000,000 for the settlement costs and legal fees associated with the previously reported federal investigation and qui tam lawsuits. See “Note 11 – Commitments and Contingencies.”

     Net income for the third quarter of 2004 was impacted by a year-to-date adjustment to lower the effective income tax rate. State net operating loss carryforwards that were previously expected to expire became realizable due to a change in estimate of expected future earnings.

•    •     •    •    •

APRIA HEALTHCARE GROUP INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$45,064	$46,948	$50,485	$41,527
Reserve for inventory and patient service equipment shortages	$3,230	$2,309	$1,786	$3,753
Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$38,531	$48,567	$42,034	$45,064
Reserve for inventory and patient service equipment shortages	$1,377	$3,909	$2,056	$3,230
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$32,206	$51,154	$44,829	$38,531
Reserve for inventory and patient service equipment shortages	$3,999	$-	$2,612	$1,377

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 16, 2006

APRIA HEALTHCARE GROUP INC. /s/ LAWRENCE M. HIGBY Lawrence M. Higby Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAWRENCE M. HIGBY Lawrence M. Higby	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006
/s/ AMIN I. KHALIFA Amin I. Khalifa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2006
/s/ ALICIA PRICE Alicia Price	Vice President and Controller (Principal Accounting Officer)	March 16, 2006
/s/ DAVID L. GOLDSMITH David L. Goldsmith	Director and Chairman of the Board	March 16, 2006
/s/ VICENTE ANIDO, JR. Vicente Anido, Jr.	Director	March 16, 2006
/s/ I.T. CORLEY I.T. Corley	Director	March 16, 2006
/s/ RICHARD H. KOPPES Richard H. Koppes	Director	March 16, 2006
/s/ PHILIP R. LOCHNER, JR. Philip R. Lochner, Jr.	Director	March 16, 2006

Exhibit No.	EXHIBIT INDEX Description	Reference

3.1	Restated Certificate of Incorporation of Registrant.	(c)

3.2	Certificate of Ownership and Merger merging Registrant into Abbey and amending Abbey’s Restated Certificate of Incorporation to change Abbey’s name to “Apria Healthcare Group Inc.”	(f)

3.3	Certificate of Amendment of Certificate of Incorporation of Registrant.	(m)

3.4	Amended and Restated Bylaws of Registrant, as amended on November 20, 2002.	(g)

3.5	Amended and Restated Bylaws of Registrant, as amended on March 1, 2006.	(p)

4.1	Specimen Stock Certificate of the Registrant.	(f)

4.2	Certificate of Designation of the Registrant.	(c)

4.3	Indenture dated August 20, 2003, between Registrant and U.S. Bank National Association, as trustee, describing the Registrant’s issuance of 3.375% Convertible Senior Notes due 2033.	(i)

4.4	First Supplemental Indenture dated December 14, 2004, supplementing and amending the indenture dated August 20, 2003.	(m)

10.1	1991 Stock Option Plan.	(a)

10.2	Schedule of Registration Procedures and Related Matters.	(b)

10.3	401(k) Savings Plan, restated effective October 1, 1993, amended December 28, 1994.	(d)

10.4	Amendment Number Two to the 401(k) Savings Plan, dated June 27, 1995.	(g)

10.5	Amended and Restated 1992 Stock Incentive Plan.	(d)

10.6	Amendment Number Three to the 401(k) Savings Plan, effective January 1, 1996.	(g)

10.7	Amendment 1996-1 to the 1991 Stock Option Plan, dated October 28, 1996.	(m)

10.8	Amendment 1996-1 to the Amended and Restated 1992 Stock Incentive Plan, dated October 28, 1996.	(m)

10.9	Amended and Restated 1997 Stock Incentive Plan, dated February 27, 1997, as amended through June 30, 1998.	(m)

10.10	1998 Nonqualified Stock Incentive Plan, dated December 15, 1998.	(m)

10.11	Amendment No. 1 to the 1998 Nonqualified Stock Incentive Plan, dated January 31, 2001.	(e)

10.12	International Swaps and Derivatives Association, Inc. Master Agreement dated December 3, 2002, between Registrant and Bank of Nova Scotia.	(g)

10.13	Apria Healthcare Group Inc. 2003 Performance Incentive Plan, dated July 17, 2003.	(h)

10.14	Form of Director Stock Option Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.

10.15	Form of Director Restricted Stock Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.

10.16	Form of Employee Stock Option Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.

10.17	Form of Employee Restricted Stock Purchase Rights Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.

10.18	Form of Employee Time-Based Restricted Stock Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.

10.19	Form of Employee Performance-Based Restricted Stock Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.

10.20	Executive Severance Agreement dated April 23, 2004, between Registrant and Amin I. Khalifa.	(k)

10.21	Executive Severance Agreement dated April 23, 2004, between Registrant and Daniel J. Starck.	(k)

10.22

Fourth Amended and Restated Credit Agreement dated November 23, 2004, among Registrant and certain of its subsidiaries, Bank of America, N.A., The Bank of Nova Scotia and certain other lending institutions.

(l)

10.23	Confirmation dated April 22, 2005, executed relative to the Master Agreement dated December 3, 2002, between Registrant and Bank of Nova Scotia.	(n)

10.24	Executive Severance Agreement dated June 13, 2005, between Registrant and Jeri L. Lose.	(n)

10.25	Amended and Restated Employment Agreement dated October 20, 2005, between Registrant and Lawrence A. Mastrovich.	(o)

10.26	Letter Agreement with respect to the Accelerated Share Repurchase transaction dated November 7, 2005, between Registrant and Citibank, N.A., acting through Citigroup Global Markets, Inc., as agent.	(o)

10.27	Resignation and General Release Agreement effective January 3, 2006, between Registrant and Anthony S. Domenico.

10.28	Resignation and General Release Agreement effective January 3, 2006, between Registrant and John J. McDowell.

10.29	Form of Indemnity Agreement for Non-Employee Directors.	(q)

10.30	2006 Executive Bonus Plan.

10.31	Executive Severance Agreement dated March 14, 2006, between Registrant and W. Jeffrey Ingram.

14.1	Registrant’s Code of Ethical Business Conduct.	(j)

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

References – Documents filed with the Securities and Exchange Commission
(a)	Incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-44690), as filed on December 23, 1991.

(b)	Incorporated by reference to Registration Statement on Form S-4 (Registration No. 33-69094), as filed on September 17, 1993.

(c)	Incorporated by reference to Registration Statement on Form S-4 (Registration No. 33-90658), and its appendices, as filed on March 27, 1995.

(d)	Incorporated by reference to Registration Statement on Form S-8 (Registration No. 33-80581), as filed on December 19, 1995.

(e)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000.

(f)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001.

(g)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002.

(h)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2003, as filed on August 12, 2003.

(i)	Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 2003, as filed on November 14, 2003.

(j)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

(k)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2004, as filed on August 6, 2004.

(l)	Incorporated by reference to Current Report on Form 8-K dated November 23, 2004, as filed on November 30, 2004.

(m)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004.

(n)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2005, as filed on August 15, 2005.

(o)	Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 2005, as filed on November 9, 2005.

(p)	Incorporated by reference to Current Report on Form 8-K dated March 1, 2006, as filed on March 7, 2006.

(q)	Incorporated by reference to Current Report on Form 8-K dated March 8, 2006, as filed on March 14, 2006.