Form 10-K/A
period 2005-12-31
APRIA HEALTHCARE GROUP INC
filed 2006-03-23
CIK 882289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14316

APRIA HEALTHCARE GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation) 26220 Enterprise Court, Lake Forest, CA (Address of Principal Executive Offices)	33-0488566 (I.R.S. Employer Identification Number) 92630-8405 (Zip Code)

Registrant’s telephone number: (949) 639-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

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

EXPLANATORY NOTE

Apria Healthcare Group Inc. is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 which was originally filed with the Securities and Exchange Commission on March 16, 2006 (“Original Annual Report”) to correct the following typographical errors in the Consolidated Financial Statements:

(1)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income – revised the December 31, 2004 total of Additional Paid-in Capital from $439,534 to $439,544 (dollars in thousands).

(2)	Consolidated Statements of Cash Flows – revised the total of Net Cash Provided by Financing Activities for the Year ended December 31, 2003 from $12,901 to $112,901 (dollars in thousands).

(3)	Notes to the Consolidated Financial Statements – Note 3, last table – revised the number of shares exercisable in the $6.50 to $10.75 range from 25,588 to 28,588.

This Amendment amends and restates the entire Form 10-K for the prospective readers’ convenience. This Amendment does not reflect events occurring after the filing of the Original Annual Report. With the exception of the foregoing corrections of typographical errors and a limited number of other immaterial corrections, no other information in the Form 10-K for the fiscal year ended December 31, 2005 has been corrected or amended in this Form 10-K/A.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Annual Report, have been re-executed and re-filed as of the date of this Amendment. Also, Exhibit 23.1, Consent of Deloitte & Touche LLP, has been filed with this amendment. No other exhibits to the Original Annual Report are being re-filed with this Amendment.

APRIA HEALTHCARE GROUP INC.

PART I
Item 1	–	Business
Strategy
Service Lines
Organization and Operations
Marketing
Sales
Competition
Government Regulation
Employees
Website Access to Reports
Executive Officers
Item 1A	–	Risk Factors
Item 1B	–	Unresolved Staff Comments
Item 2	–	Properties
Item 3	–	Legal Proceedings
Item 4	–	Submission of Matters to a Vote of Security Holders
PART II
Item 5	–	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	–	Selected Financial Data
Item 7	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	–	Quantitative and Qualitative Disclosures about Market Risk
Item 8	–	Financial Statements and Supplementary Data
Item 9	–	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	–	Controls and Procedures Management’s Report on Internal Control over Financial Reporting Report of Independent Registered Public Accounting Firm
Item 9B	–	Other Information
PART III *
Item 10	–	Directors and Executive Officers of the Registrant
Item 11	–	Executive Compensation
Item 12	–	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	–	Certain Relationships and Related Transactions
Item 14	–	Principal Accountant Fees and Services

* All information required to be disclosed in Part III is incorporated by reference from Part I and the company’s definitive Proxy
   Statement to be filed with the Commission within 120 days after the end of the company’s fiscal year.

PART IV
Item 15	–	Exhibits, Financial Statement Schedule
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

•

Reimbursement for home infusion therapy under Medicare Part D — Currently, a limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. The Medicare Modernization Act provides expanded coverage for the drugs only, but excludes coverage for the supplies and clinical services needed to safely and effectively provide home infusion therapy services to patients in the home. In the fourth quarter of 2005, the Company contracted with a limited number of Medicare Part D prescription drug plans in order to provide continuity of care for existing Medicare/Medicaid dual eligible patients in 2006. Due to nationwide Part D implementation issues experienced by home infusion providers in early 2006, the industry is continuing to work with CMS to rectify the coverage and payment policies that are causing implementation challenges.

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

W. Jeffrey Ingram, 38

Executive Vice President, Sales. Mr. Ingram was promoted to Executive Vice President, Sales in December of 2005. From January 2005 to November 2005, Mr. Ingram served as Senior Vice President, National Accounts. From March 2003 to January 2005, Mr. Ingram served as Division Vice President, Sales for Apria’s Southeast Division. From May 2001 to February 2003, Mr. Ingram served as Region Vice President, Sales for Apria’s Midsouth Region. Prior to that time, Mr. Ingram had served in various other sales positions with Apria since January 1994.

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

(1)

Net income for 2005 reflects $16.3 million in settlement costs and legal fees associated with the disposition of the previously-reported federal investigation and qui tam lawsuits, net of taxes. Net revenues for 2005 were reduced by $27.4 million in Medicare reimbursement reductions on respiratory medications, certain durable medical equipment items and oxygen-related equipment. The balance sheet data at December 31, 2005 reflects the repurchase of common stock with $175 million in debt borrowed from Apria’s revolving line of credit. Net income per share for 2005 reflects the effect of the share repurchase on weighted average shares.

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

     Inflation. Apria experiences pricing pressures in the form of continued reductions in reimbursement rates, particularly from managed care organizations and from governmental payors such as Medicare and Medicaid. The company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits, facility and equipment leases, and vehicle fuel.

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

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

(in thousands, except per share data)	2005	2004	2003

Net revenues	$1,474,101	$1,451,449	$1,380,945
Costs and expenses:
Cost of net revenues:
Product and supply costs	309,413	271,723	247,438
Patient service equipment depreciation	111,759	119,391	114,815
Respiratory therapy services	34,669	-	-
Nursing services	9,078	10,644	12,872
Other	14,369	15,686	13,652

TOTAL COST OF NET REVENUES	479,288	417,444	388,777
Provision for doubtful accounts	46,948	48,567	51,154
Selling, distribution and administrative	792,177	777,671	735,765
Qui tam settlement and related costs	19,258	-	-
Amortization of intangible assets	6,941	6,712	3,650

TOTAL COSTS AND EXPENSES	1,344,612	1,250,394	1,179,346

OPERATING INCOME	129,489	201,055	201,599
Interest expense	22,972	20,799	15,812
Interest income	(853)	(779)	(786)
Write-off of deferred debt issuance costs	-	2,730	-

INCOME BEFORE TAXES	107,370	178,305	186,573
Income tax expense	40,429	64,297	70,581

NET INCOME	$66,941	$114,008	$115,992

Basic net income per common share	$1.39	$2.31	$2.17

Diluted net income per common share	$1.37	$2.27	$2.15

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Retained	Accumulated
	Common Stock		Additional	Treasury Stock		Earnings	Other	Total
			Paid-In			(Accumulated	Comprehensive	Stockholders’
(in thousands)	Shares	Par Value	Capital	Shares	Cost	Deficit)	Income (Loss)	Equity

Balance at December 31, 2002	56,581	$57	$397,416	1,683	$(35,961)	$(8,959)	$(1,244)	$351,309
Exercise of stock options	736	-	12,323					12,323
Tax benefits related to stock options			2,518					2,518
Compensatory stock options and awards			1,963					1,963
Repurchases of common stock				4,527	(118,471)			(118,471)
Unrealized gain on interest rate swap agreements, net of taxes							314	314
Net income						115,992		115,992

Total comprehensive income						115,992	314	116,306

Balance at December 31, 2003	57,317	$57	$414,220	6,210	$(154,432)	$107,033	$(930)	$365,948

Exercise of stock options	893	1	18,314					18,315
Tax benefits related to stock options			2,587					2,587
Compensatory stock options and awards	26		4,423					4,423
Repurchases of common stock				3,418	(100,000)			(100,000)
Unrealized gain on interest rate swap agreements, net of taxes							904	904
Net income						114,008		114,008

Total comprehensive income						114,008	904	114,912

Balance at December 31, 2004	58,236	$58	$439,544	9,628	$(254,432)	$221,041	$(26)	$406,185

Exercise of stock options	937	1	21,179					21,180
Tax benefits related to stock options			4,117					4,117
Compensatory stock options and awards	43		3,259					3,259
Repurchases of common stock				7,337	(175,000)			(175,000)
Unrealized gain on interest rate swap agreements, net of taxes							482	482
Net income						66,941		66,941

Total comprehensive income						66,941	482	67,423

Balance at December 31, 2005	59,216	$59	$468,099	16,965	$(429,432)	$287,982	$456	$327,164

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(in thousands)	2005	2004	2003

OPERATING ACTIVITIES
Net income	$66,941	$114,008	$115,992
Items included in net income not requiring (providing) cash:
Provision for doubtful accounts	46,948	48,567	51,154
Depreciation	133,677	140,762	135,952
Amortization of intangible assets	6,941	6,712	3,650
Amortization of deferred debt issuance costs	1,729	5,153	1,723
Deferred income taxes	(5,210)	20,798	17,197
Expense on compensatory stock options and awards	3,259	4,423	1,963
Gain on disposition of assets	-	(682)	(266)
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(54,198)	(70,302)	(62,299)
Inventories, net	(561)	(9,372)	(1,148)
Prepaid expenses and other assets	3,451	832	(295)
Accounts payable, exclusive of outstanding checks	2,907	1,050	(3,895)
Accrued payroll and related taxes and benefits	3,547	4,308	5,099
Income taxes payable	(6,427)	7,935	3,025
Accrued expenses	3,295	(2,577)	1,570

NET CASH PROVIDED BY OPERATING ACTIVITIES	206,299	271,615	269,422
INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(118,867)	(137,358)	(149,524)
Proceeds from disposition of assets	767	211	774
Cash paid for acquisitions, including payments of deferred consideration	(105,471)	(144,235)	(99,403)

NET CASH USED IN INVESTING ACTIVITIES	(223,571)	(281,382)	(248,153)
FINANCING ACTIVITIES
Proceeds from revolving credit facilities	216,250	250,850	15,700
Payments on revolving credit facilities	(51,000)	(26,100)	(15,700)
Payments on term loans	-	(244,063)	(19,312)
Proceeds from issuance of convertible senior notes	-	-	250,000
Payments on other long-term debt	(7,854)	(9,033)	(5,622)
Outstanding checks included in accounts payable	(2,384)	1,419	632
Capitalized debt issuance costs	(15)	(2,775)	(6,649)
Repurchases of common stock	(175,000)	(100,000)	(118,471)
Issuances of common stock	21,180	18,315	12,323

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,177	(111,387)	112,901

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,095)	(121,154)	134,170
Cash and cash equivalents at beginning of year	39,399	160,553	26,383

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,304	$39,399	$160,553

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

     The following table summarizes the allocation of the aggregate annual purchase price for acquisitions made during the years indicated, including adjustments to the purchase accounting from the preceding year and payments deferred from prior years. In 2005, such payments totaled $8,575,000. At December 31, 2005 and 2004, outstanding deferred consideration totaled $5,682,000 and $8,575,000, respectively, and is included in the consolidated balance sheets in other accrued liabilities.

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

     A summary of the activity of Apria’s performance-based stock options, including those granted in the form of restricted stock purchase rights, for 2005, 2004 and 2003 is presented below:

	2005		2004		2003

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	625,472	$6.80	603,972	$6.61	209,658	$7.34
Granted:
Exercise price less than fair value	-	$-	110,000	$7.60	476,000	$6.49
Exercised	(29,384)	$6.48	(88,500)	$6.50	(81,686)	$7.78
Forfeited	(24,000)	$6.46	-	$-	-	$-

Outstanding at end of year	572,088	$6.83	625,472	$6.80	603,972	$6.61

Exercisable at end of year	200,588	$6.84	229,972	$6.79	127,972	$7.05

The following table summarizes information about performance-based stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 6.46 - $ 6.46	415,000	7.62	$6.46	167,000	$6.46
$ 6.50 - $10.75	152,088	7.31	$7.44	28,588	$6.99
$18.56 - $18.56	5,000	3.53	$18.56	5,000	$18.56

$ 6.46 - $18.56	572,088	7.56	$6.83	200,588	$6.84

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

•    •     •    •    •

APRIA HEALTHCARE GROUP INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$45,064	$46,948	$50,485	$41,527
Reserve for inventory and patient service equipment shortages	$3,230	$2,309	$1,786	$3,753
Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$38,531	$48,567	$42,034	$45,064
Reserve for inventory and patient service equipment shortages	$1,377	$3,909	$2,056	$3,230
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$32,206	$51,154	$44,829	$38,531
Reserve for inventory and patient service equipment shortages	$3,999	$-	$2,622	$1,377

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 23, 2006

APRIA HEALTHCARE GROUP INC. /s/ ROBERT S. HOLCOMBE Robert S. Holcombe Executive Vice President, General Counsel and Secretary

Exhibit No.	EXHIBIT INDEX Description	Reference

3.1	Restated Certificate of Incorporation of Registrant.	(c)

3.2	Certificate of Ownership and Merger merging Registrant into Abbey and amending Abbey’s Restated Certificate of Incorporation to change Abbey’s name to “Apria Healthcare Group Inc.”	(f)

3.3	Certificate of Amendment of Certificate of Incorporation of Registrant.	(m)

3.4	Amended and Restated Bylaws of Registrant, as amended on November 20, 2002.	(g)

3.5	Amended and Restated Bylaws of Registrant, as amended on March 1, 2006.	(p)

4.1	Specimen Stock Certificate of the Registrant.	(f)

4.2	Certificate of Designation of the Registrant.	(c)

4.3	Indenture dated August 20, 2003, between Registrant and U.S. Bank National Association, as trustee, describing the Registrant’s issuance of 3.375% Convertible Senior Notes due 2033.	(i)

4.4	First Supplemental Indenture dated December 14, 2004, supplementing and amending the indenture dated August 20, 2003.	(m)

10.1	1991 Stock Option Plan.	(a)

10.2	Schedule of Registration Procedures and Related Matters.	(b)

10.3	401(k) Savings Plan, restated effective October 1, 1993, amended December 28, 1994.	(d)

10.4	Amendment Number Two to the 401(k) Savings Plan, dated June 27, 1995.	(g)

10.5	Amended and Restated 1992 Stock Incentive Plan.	(d)

10.6	Amendment Number Three to the 401(k) Savings Plan, effective January 1, 1996.	(g)

10.7	Amendment 1996-1 to the 1991 Stock Option Plan, dated October 28, 1996.	(m)

10.8	Amendment 1996-1 to the Amended and Restated 1992 Stock Incentive Plan, dated October 28, 1996.	(m)

10.9	Amended and Restated 1997 Stock Incentive Plan, dated February 27, 1997, as amended through June 30, 1998.	(m)

10.10	1998 Nonqualified Stock Incentive Plan, dated December 15, 1998.	(m)

10.11	Amendment No. 1 to the 1998 Nonqualified Stock Incentive Plan, dated January 31, 2001.	(e)

10.12	International Swaps and Derivatives Association, Inc. Master Agreement dated December 3, 2002, between Registrant and Bank of Nova Scotia.	(g)

10.13	Apria Healthcare Group Inc. 2003 Performance Incentive Plan, dated July 17, 2003.	(h)

10.14	Form of Director Stock Option Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.	(r)

10.15	Form of Director Restricted Stock Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.	(r)

10.16	Form of Employee Stock Option Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.	(r)

10.17	Form of Employee Restricted Stock Purchase Rights Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.	(r)

10.18	Form of Employee Time-Based Restricted Stock Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.	(r)

10.19	Form of Employee Performance-Based Restricted Stock Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.	(r)

10.20	Executive Severance Agreement dated April 23, 2004, between Registrant and Amin I. Khalifa.	(k)

10.21	Executive Severance Agreement dated April 23, 2004, between Registrant and Daniel J. Starck.	(k)

10.22

Fourth Amended and Restated Credit Agreement dated November 23, 2004, among Registrant and certain of its subsidiaries, Bank of America, N.A., The Bank of Nova Scotia and certain other lending institutions.

(l)

10.23	Confirmation dated April 22, 2005, executed relative to the Master Agreement dated December 3, 2002, between Registrant and Bank of Nova Scotia.	(n)

10.24	Executive Severance Agreement dated June 13, 2005, between Registrant and Jeri L. Lose.	(n)

10.25	Amended and Restated Employment Agreement dated October 20, 2005, between Registrant and Lawrence A. Mastrovich.	(o)

10.26	Letter Agreement with respect to the Accelerated Share Repurchase transaction dated November 7, 2005, between Registrant and Citibank, N.A., acting through Citigroup Global Markets, Inc., as agent.	(o)

10.27	Resignation and General Release Agreement effective January 3, 2006, between Registrant and Anthony S. Domenico.	(r)

10.28	Resignation and General Release Agreement effective January 3, 2006, between Registrant and John J. McDowell.	(r)

10.29	Form of Indemnity Agreement for Non-Employee Directors.	(q)

10.30	2006 Executive Bonus Plan.	(r)

10.31	Executive Severance Agreement dated March 14, 2006, between Registrant and W. Jeffrey Ingram.	(r)

14.1	Registrant’s Code of Ethical Business Conduct.	(j)

21.1	List of Subsidiaries.	(r)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

References – Documents filed with the Securities and Exchange Commission
(a)	Incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-44690), as filed on December 23, 1991.

(b)	Incorporated by reference to Registration Statement on Form S-4 (Registration No. 33-69094), as filed on September 17, 1993.

(c)	Incorporated by reference to Registration Statement on Form S-4 (Registration No. 33-90658), and its appendices, as filed on March 27, 1995.

(d)	Incorporated by reference to Registration Statement on Form S-8 (Registration No. 33-80581), as filed on December 19, 1995.

(e)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000.

(f)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001.

(g)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002.

(h)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2003, as filed on August 12, 2003.

(i)	Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 2003, as filed on November 14, 2003.

(j)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

(k)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2004, as filed on August 6, 2004.

(l)	Incorporated by reference to Current Report on Form 8-K dated November 23, 2004, as filed on November 30, 2004.

(m)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004.

(n)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2005, as filed on August 15, 2005.

(o)	Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 2005, as filed on November 9, 2005.

(p)	Incorporated by reference to Current Report on Form 8-K dated March 1, 2006, as filed on March 7, 2006.

(q)	Incorporated by reference to Current Report on Form 8-K dated March 8, 2006, as filed on March 14, 2006.

(r)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005, as filed March 16, 2006.