Form 10-Q
period 2006-03-31
APRIA HEALTHCARE GROUP INC
filed 2006-05-10
CIK 882289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
                      Large accelerated filer  [X]                                         Accelerated filer  [   ]                                       Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No   X

As of April 30, 2006, there were outstanding 42,404,229 shares of the Registrant’s common stock, par value $.001 per share, which is the only class of common stock of the Registrant (not including 16,965,185 shares held in treasury).

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

For the period ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited).
     •  Condensed Consolidated Balance Sheets
     •  Condensed Consolidated Income Statements
     •  Condensed Consolidated Statements of Cash Flows
• Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 5.	Other Information.

Item 6.	Exhibits.

SIGNATURES

EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(dollars in thousands)	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,900	$23,304
Accounts receivable, less allowance for doubtful accounts of $41,056
and $41,527 at March 31, 2006 and December 31, 2005, respectively	229,549	226,478
Inventories, net	44,184	42,571
Deferred income taxes	31,708	30,916
Prepaid expenses and other current assets	19,599	20,732

TOTAL CURRENT ASSETS	338,940	344,001

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $438,048
and $446,728 at March 31, 2006 and December 31, 2005, respectively	229,164	225,575
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net	46,465	46,087
DEFERRED INCOME TAXES	3,750	4,059
GOODWILL	540,359	540,985
INTANGIBLE ASSETS, less accumulated amortization of $7,398 and
$7,988 at March 31, 2006 and December 31, 2005, respectively	10,299	10,580
DEFERRED DEBT ISSUANCE COSTS, net	4,816	5,248
OTHER ASSETS	9,488	9,363

	$1,183,281	$1,185,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$63,428	$63,984
Accrued payroll and related taxes and benefits	35,406	51,167
Accrued insurance	11,781	11,763
Income taxes payable	14,892	8,664
Other accrued liabilities	23,288	30,748
Current portion of long-term debt	2,442	4,465

TOTAL CURRENT LIABILITIES	151,237	170,791

LONG-TERM DEBT, exclusive of current portion	635,709	640,855
DEFERRED INCOME TAXES	40,444	38,079
OTHER NON-CURRENT LIABILITIES	8,703	9,009
COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized;
none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
59,352,414 and 59,215,749 shares issued at March 31, 2006 and
December 31, 2005, respectively; 42,387,229 and 42,250,564 shares
outstanding at March 31, 2006 and December 31, 2005, respectively	59	59
Additional paid-in capital	472,000	468,099
Treasury stock, at cost; 16,965,185 shares at March 31, 2006
and December 31, 2005, respectively	(429,432)	(429,432)
Retained earnings	304,105	287,982
Accumulated other comprehensive income	456	456

	347,188	327,164

	$1,183,281	$1,185,898

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended March 31,

(dollars in thousands, except per share data)	2006	2005

Net revenues	$368,056	$371,863
Costs and expenses: Cost of net revenues: Product and supply costs	83,169	77,659
Patient service equipment depreciation	28,721	27,827
Respiratory therapy services	9,419	8,411
Nursing services	2,245	2,296
Other	3,420	3,578

TOTAL COST OF NET REVENUES	126,974	119,771

Provision for doubtful accounts	10,168	14,668
Selling, distribution and administrative	197,693	195,036
Amortization of intangible assets	1,277	1,620

TOTAL COSTS AND EXPENSES	336,112	331,095

OPERATING INCOME	31,944	40,768
Interest expense, net	7,287	4,767

INCOME BEFORE TAXES	24,657	36,001
Income tax expense	8,534	10,831

NET INCOME	$16,123	$25,170

Basic net income per common share	$0.38	$0.52

Diluted net income per common share	$0.38	$0.51

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

(dollars in thousands)	2006	2005

OPERATING ACTIVITIES
Net income	$16,123	$25,170
Items included in net income not requiring cash:
Provision for doubtful accounts	10,168	14,668
Depreciation and amortization	35,241	34,951
Amortization of deferred debt issuance costs	432	432
Deferred income taxes	1,883	(5,741)
Share-based compensation	1,069	1,153
Loss (gain) on disposition of assets	263	(59)
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(13,239)	(29,860)
Inventories, net	(1,568)	482
Prepaid expenses and other assets	1,025	(890)
Accounts payable, exclusive of outstanding checks	1,067	8,636
Accrued payroll and related taxes and benefits	(15,761)	(2,514)
Income taxes payable	6,258	11,337
Accrued expenses	(4,798)	(6,019)

NET CASH PROVIDED BY OPERATING ACTIVITIES	38,163	51,746

INVESTING ACTIVITIES
Purchases of patient service equipment and property,
equipment and improvements, exclusive of effects of acquisitions	(38,834)	(34,433)
Proceeds from disposition of assets	555	121
Cash paid for acquisitions, including payments of deferred consideration	(4,063)	(28,938)

NET CASH USED IN INVESTING ACTIVITIES	(42,342)	(63,250)

FINANCING ACTIVITIES
Proceeds from revolving credit facilities	12,900	-
Payments on revolving credit facilities	(17,900)	-
Payments on other long-term debt	(2,169)	(2,459)
Outstanding checks included in accounts payable	(858)	(7,062)
Capitalized debt issuance costs	-	(15)
Issuances of common stock	2,802	9,275

NET CASH USED IN FINANCING ACTIVITIES	(5,225)	(261)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,404)	(11,765)
Cash and cash equivalents at beginning of period	23,304	39,399

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,900	$27,634

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

All adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

Reclassifications: Certain amounts from prior periods have been reclassified to conform to the current period presentation. Capital expenditures for which payment was pending at March 31, 2005, were previously reported on the condensed consolidated statement of cash flows as purchases of patient service equipment and property, equipment and improvements. In the current presentation, they have been reclassified to the change in accounts payable. Also, certain respiratory therapy and infusion therapy nursing expenses, which were previously presented in the selling, distribution and administrative expense line, are now included as separate line items on the condensed consolidated income statement within cost of net revenues. The respiratory therapy and infusion therapy nursing expenses that have been reclassified to cost of net revenues are comprised primarily of employee salary and benefit costs and fees paid to contracted workers who are deployed to service a patient. Apria’s respiratory therapy and infusion therapy nursing personnel are also engaged in a number of administrative and marketing tasks, and accordingly, the costs related to those activities remain classified within selling, distribution and administrative expenses. See “Clinical Expenses.”

Use of Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 38% of the company’s revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represents more than 9% of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 11% of total net revenues.

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

Clinical Expenses: Respiratory therapy and infusion therapy nursing expenses, totaling $4,952,000 and $5,626,000 for the first quarter of 2006 and 2005, respectively, are included in selling, distribution and administrative expenses.

Distribution Expenses: Distribution expenses, totaling $44,080,000 and $42,029,000 for the three-month periods ended March 31, 2006 and 2005, respectively, are included in selling, distribution and administrative expenses.

Recent Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” which amends and clarifies previous guidance on the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Abnormal amounts of these costs should be recognized as current period charges rather than as a portion of inventory cost. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities, which refers to a range of production levels within which ordinary variations are expected. Apria’s adoption of SFAS No. 151 on January 1, 2006, did not have a material effect on the company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Apria adopted the statement January 1, 2006 and has employed the modified prospective method of transition. See Note F – Share-Based Compensation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the accounting for, and the reporting of, a change in accounting principle. The statement also defines and requires retrospective application of a change in accounting principle to prior periods’ financial statements unless impracticable. If retrospective application is impracticable, the new accounting principle must be applied to the asset and liability balances as of the beginning of the earliest period practicable and a corresponding adjustment to the opening balance of retained earnings for the same period, rather than being reported in the income statement. Additionally, SFAS No. 154 addresses a change in accounting for estimates effected by a change in accounting principle and redefines restatement as a revision to reflect the correction of an error. Apria’s adoption of SFAS No. 154 on January 1, 2006, did not have a material effect on the company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Accordingly, the company plans to adopt SFAS No. 155 on January 1, 2007. Management is currently evaluating the statement to determine what, if any, impact it will have on the company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The statement is effective as of the beginning of an entity’s first fiscal year beginning after September 15, 2006. Accordingly, the company plans to adopt SFAS No. 156 on January 1, 2007. Management is currently evaluating the statement to determine what, if any, impact it will have on the company’s consolidated financial statements.

NOTE B – BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying condensed consolidated income statements from the dates of acquisition. During the three-month period ended March 31, 2006, cash paid for acquisitions was $4,063,000, which included deferred payments of $3,001,000 related to prior periods and which was reduced by receipts for acquired vehicles held for sale totaling $13,000. At March 31, 2006, deferred consideration payable totaled $2,625,000 and is included on the condensed consolidated balance sheet in other accrued liabilities.

During the three-month period ended March 31, 2006, Apria closed two acquisitions of customer bases that were previously being serviced by Apria on a subcontract basis. Amounts paid totaling $1,075,000 were allocated to other intangible assets.

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

The net decrease in goodwill for the three months ended March 31, 2006 is the result of writing off goodwill as part of the disposal accounting for the sale of a previously acquired business back to the original seller. This amounted to a $685,000 reduction in goodwill, offset slightly by $59,000 in adjustments to preliminary goodwill valuations for acquisitions effected late in 2005. Substantially all of the goodwill recorded during the periods presented is expected to be deductible for tax purposes.

Intangible assets, all of which are subject to amortization, consist of the following:

(dollars in thousands)		March 31, 2006			December 31, 2005

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	5.0	$15,787	$(6,748)	$9,039	$16,352	$(6,316)	$10,036
Trade names	2.0	628	(518)	110	628	(440)	188
Customer lists	0.9	1,282	(132)	1,150	1,588	(1,232)	356

	3.6	$17,697	$(7,398)	$10,299	$18,568	$(7,988)	$10,580

Amortization expense was $1,277,000 for the three-month period ended March 31, 2006. Estimated amortization expense for the current year and each of the next five fiscal years ending December 31 is presented below:

Year Ending December 31,	(dollars in thousands)

2006	$ 4,586
2007	2,955
2008	2,226
2009	1,414
2010	395
2011	-

NOTE D – LONG-TERM DEBT

Revolving Credit Facility: At March 31, 2006, borrowings under the revolving credit facility were $385,000,000; outstanding letters of credit totaled $3,855,000; credit available under the revolving facility was $111,145,000; and Apria was in compliance with all of the covenants required by the credit agreement.

Convertible Senior Notes: At March 31, 2006, the fair value of the $250,000,000 in convertible senior notes was $241,705,000, as determined by reference to quoted market prices.

Hedging Activities: Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. Apria has three interest rate swap agreements in effect at March 31, 2006. One agreement, which will expire in December of 2006, has a notional amount of $25,000,000 and a fixed rate of 3.42%. The other two agreements were forward-starting contracts, each with a three-year term, that became effective in January 2006. Each contract has a notional amount of $25,000,000 that fixes an equivalent amount of the company’s variable rate debt at interest rates of 4.38% and 4.44%.

The swap agreements are being accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the three-month periods ended March 31, 2006 and 2005, Apria received (paid) net settlement amounts of $84,000 and $(84,000), respectively. The aggregate fair value of the swap agreements was an asset of $1,320,000 and $769,000 at March 31, 2006 and December 31, 2005, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other assets. Unrealized gains on the fair value of the swap agreements are reflected in other comprehensive income or interest expense/income within the condensed consolidated statements of income as applicable. Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance.

NOTE E – STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2006, changes to stockholders’ equity are comprised of the following amounts:

(dollars in thousands)

Net income	$16,123
Proceeds from the exercise of stock options	2,802
Tax benefit related to the exercise of stock options	30
Stock-based compensation	1,069

$20,024

Net income and total comprehensive income differ by unrealized gains or losses related to interest rate swap agreements, net of taxes. For the three months ended March 31, 2006 and 2005, total comprehensive income was $16,123,000 and $25,398,000, respectively.

NOTE F – SHARE-BASED COMPENSATION

Effective January 1, 2006, Apria adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the company accounted for share-based compensation to employees in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The company elected to employ the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.

For the three-month period ended March 31, 2006, the company recorded share-based compensation expense of $1,069,000. All such compensation is reflected in the accompanying condensed consolidated income statement within the selling, distribution and administrative expense line item. Share-based compensation expense recognized in the first quarter of 2006 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for periods prior to 2006, the company accounted for forfeitures as they occurred.

For the three months ended March 31, 2006, Apria’s adoption of SFAS No. 123R reduced the company’s operating income and income before taxes by $376,000 and net income was reduced by $251,000. Basic and diluted earnings per share were each reduced by $0.01. The adoption of SFAS No. 123R did not affect cash flow.

For the quarter ended March 31, 2006, cash received from the exercise of options totaled $2,802,000 and income tax benefits related to stock-based compensation arrangements amounted to $30,000.

The company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the company’s expected annual dividend yield. Apria’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the company’s stock options granted in the three months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The key input assumptions that were utilized in the valuation of the stock options granted during the three months ended March 31, 2006, are summarized in the table below. There were no stock option grants in the corresponding period in 2005.

Three Months Ended March 31, 2006

Expected option term (1)	4.83 years
Expected volatility (2)	27.1%
Risk-free interest rate (3)	4.73%
Expected annual dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.
(2)	Expected volatility represents a combination of historical stock price volatility and implied volatility from publicly-traded options on Apria’s common stock.
(3)	The risk-free interest rate is based on the implied yield on a U.S. Treasury zero coupon issue with a remaining term equal to the expected term of the option.

2003 Performance Incentive Plan: In July 2003, Apria’s shareholders approved the 2003 Performance Incentive Plan (“2003 Plan”), which permits the grant of stock options, stock appreciation rights (“SARs”), stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, or similar rights to purchase or acquire shares, and cash awards. Any award may be paid or settled in cash. The 2003 Plan is currently the only plan from which stock-based awards may be granted.

The maximum number of shares that may be issued as awards under the 2003 Plan equals the sum of (1) 6,500,000 shares, plus (2) the number of shares subject to stock options granted under previous plans, which expire or are cancelled or terminated without being exercised, after the effective date of the 2003 Plan.

The 2003 Plan also contains the following limits:

•	grants of incentive stock options up to 2,000,000 shares,
•	grants of options and SARs during any calendar year to any individual up to 500,000 shares,
•	shares subject to all awards granted to an individual during any calendar year up to 1,000,000 shares,
•	awards granted to non-employee directors up to 700,000 shares,
•	awards granted, other than for stock options and SARs, up to 2,275,000 shares,
•	performance-based awards, other than stock options and SARs, granted to an individual up to 500,000 shares in a calendar year, and
•	performance-based awards, payable in cash, granted to an individual up to $10,000,000 in a calendar year.

The per share exercise price of an option or SAR (collectively referred to as “options”) generally may not be less than the per share fair market value on the date of grant. The maximum term of an option is ten years from the date of grant. Performance based awards may also be issued from the 2003 Plan. The vesting or payment of such awards will depend on the company’s performance to established measurement criteria. The performance measurement period may range from three months to ten years. Performance based awards may be paid in stock or in cash. The company has historically issued new shares when options or stock-based awards are exercised.

The company believes that share-based awards better align the interests of its senior management and other key employees with those of its shareholders as well as serving as an effective tool to attract, retain and motivate plan participants.

Stock Options: Apria’s incentive plan provides for the granting of stock options to employees and non-employee directors. Such grants may include non-qualified and incentive stock options. The exercise price of an option is established at the fair market value of a share of Apria common stock on the date of grant. Vesting of stock options is time-based and is generally over a three-year period.

The following table summarizes the activity for stock options for the three months ended March 31, 2006:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	4,076,705	$25.28
Granted	630,000	22.75
Exercised	(114,665)	23.20
Forfeited	(40,002)	25.56

Outstanding at March 31, 2006	4,552,038	$24.98	6.86	$6,260,061

Vested or expected to vest as of March 31, 2006	4,432,390	$25.04	6.83	$6,232,590

Exercisable at March 31, 2006	3,913,704	$25.34	6.37	$6,115,161

The weighted-average fair value of stock options granted during the three months ended March 31, 2006 was $7.39. There were no grants in the corresponding period in 2005. The total intrinsic value of options exercised was $120,000 and $3,255,000 for the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, total unrecognized stock-based compensation cost related to unvested stock options was $3,679,000, which is expected to be expensed over a weighted-average period of 1.91 years.

Restricted Stock Purchase Rights: In 2003 and 2004, Apria granted restricted stock purchase rights to certain members of executive management. The awards represented the right to purchase a certain number of shares of Apria common stock at a future date at a specified exercise price. The exercise price was established at 25% of the fair market value of a share of Apria common stock on the date of grant. Such awards generally require that certain performance conditions and service conditions be met before the awards will vest.

The following table summarizes the activity for restricted stock purchase rights for the three months ended March 31, 2006:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	546,000	$6.71
Granted	-	-
Exercised	(22,000)	6.46
Forfeited	(34,000)	6.46

Outstanding at March 31, 2006	490,000	$6.74	7.49	$7,957,010

Vested or expected to vest as of March 31, 2006	439,532	$6.72	7.48	$7,145,978

Exercisable at March 31, 2006	152,500	$6.49	7.38	$2,514,875

The total intrinsic value of restricted stock purchase rights exercised was $392,000 and $418,000 for the three months ended March 31, 2006 and 2005, respectively. No such awards were granted during these two periods.

As of March 31, 2006, total unrecognized stock-based compensation cost related to unvested restricted stock purchase rights was $4,340,000, which is expected to be expensed over a weighted-average period of 4.08 years.

Restricted Stock Awards and Units: Apria’s incentive plan provides for the granting of restricted stock and restricted stock units to its non-employee directors and employees (limited to executive management). Such awards generally require that certain performance conditions and service conditions be met before the awards will vest.

The following table summarizes the activity for restricted stock awards and units for the three months ended March 31, 2006:

	Shares or Share Units	Weighted-Average Grant-Date Fair Value

Nonvested restricted stock awards and units at January 1, 2006	264,384	$34.01
Granted	255,000	22.75
Vested and released	-	-
Forfeited	(20,000)	33.40

Nonvested restricted stock awards and units at March 31, 2006	499,384	$28.28

The weighted-average fair value of restricted stock awards and units granted during the three months ended March 31, 2006 was $22.75. There were no grants in the corresponding period in 2005. No restricted stock awards or units were released during the periods presented in this report.

As of March 31, 2006, total unrecognized stock-based compensation cost related to unvested restricted stock awards and units was $10,623,000, which is expected to be expensed over a weighted-average period of 4.60 years.

Prior Period Pro Forma Presentation: Apria had previously adopted the provisions of SFAS No. 123 through disclosure only. The following table illustrates the effects on net income and earnings per share for the three months ended March 31, 2005 as if the company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

(dollars in thousands, except per share data)	Three Months Ended March 31, 2005

Net income as reported	$25,170
Add: share-based compensation expense included in reported net income, net of related tax effects	807
Deduct: total share-based compensation expense determined for all awards under fair value-based method, net of related tax effects	(3,083)

Pro forma net income	$22,894

Basic net income per share:
As reported	$0.52
Pro forma	$0.47

Diluted net income per share:
As reported	$0.51
Pro forma	$0.46

NOTE G – INCOME TAXES

Income taxes for the three months ended March 31, 2006 have been provided at a lower effective rate than is expected to be applicable for the entire year. The lower rate is due to the completion of a 2002 Internal Revenue Service audit, which resulted in the reduction of federal tax contingencies of $1,761,000 and a corresponding reduction in the tax provision for the quarter.

Income taxes for the three-month period ended March 31, 2005 were provided at a lower effective tax rate than applicable for that year. The lower rate was primarily due to state net operating loss carryforwards that became realizable based on a change in estimate of expected future earnings. This resulted in a decrease in the valuation allowance account of $2,597,000 and a corresponding reduction in the tax provision for the quarter.

At March 31, 2006, the company had various apportioned state net operating loss carryforwards which resulted in a deferred tax asset of $8,827,000, net of federal tax benefit.

NOTE H – PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended March 31,

(in thousands, except per share data)	2006	2005

Numerator:
Net income	$16,123	$25,170
Numerator for basic and diluted per share amounts – net income available to common stockholders	$16,123	$25,170
Denominator:
Denominator for basic per share amounts – weighted average shares	42,379	48,818
Effect of dilutive securities: Employee stock options and awards – dilutive potential common shares	575	967

Denominator for diluted per share amounts – adjusted weighted average shares	42,954	49,785

Basic net income per common share	$0.38	$0.52

Diluted net income per common share	$0.38	$0.51

Employee stock options excluded from the computation of diluted per share amounts:
Shares for which exercise price exceeds average market price of common stock	2,536	630
Average exercise price per share that exceeds average market price of common stock	$29.04	$33.40

NOTE I – COMMITMENTS AND CONTINGENCIES

Apria is the defendant in a California class action lawsuit containing blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. Venegas vs. Apria Healthcare, Inc., et al., was filed on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC -- 06 -- 449669). No class has been certified at this time, but on behalf of a purported class consisting of all of the company’s hourly employees in the State of California, the complaint seeks compensatory and punitive damages in an unspecified amount as well as other relief. The company has filed an answer to the complaint denying all material allegations and asserting a number of affirmative defenses. Based on the company’s preliminary investigation of the allegations, management believes there are meritorious defenses to the claims and intends to vigorously defend the company. No assurance can be given, however, that the ultimate disposition of this case will not have a material adverse effect on the company’s financial condition or results of operations. Management cannot estimate the possible loss or range of loss that may result from these proceedings and, therefore, has not recorded any related accruals.

Apria is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Apria has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by Apria upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the company’s financial condition or results of operations.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995: Apria’s business is subject to a number of risks which are partly or entirely beyond the company’s control. The company has described certain of those risks in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 23, 2006. This report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Key factors that may have an impact on Apria include the following:

•	trends and developments affecting the collectibility of accounts receivable;
•	government legislative and budget developments that could continue to affect reimbursement levels;
•	the effectiveness of Apria’s operating systems and controls;
•	healthcare reform and the effect of federal and state healthcare regulations;
•	pricing pressures from large payors; and
•	other factors described in Apria’s filings with the Securities and Exchange Commission.

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

     Strategy. Apria’s mission is to be the first choice of patients and payors for their homecare needs. Apria has positioned itself in the marketplace as the low cost, quality provider of a broad range of home healthcare services to managed care customers and to Medicare. The specific elements of the company’s strategy to achieve its mission and optimize its market position are as follows:

•

Growth - Apria’s primary focus is to restore strong organic sales growth following a decline in revenue during the third and fourth quarters of 2005 and to increase market share in its core service lines. The company will continue to invest in service line extensions.

•	Productivity - Apria strives to leverage its nationwide infrastructure to reduce costs by enhancing best practices and by investing in systems improvements.
•	Service - Apria differentiates itself from the competition by setting a high standard for customer service.
•	People - Apria recruits, develops and advances individuals who are leaders in order to respond to changing market conditions and to maximize sales and earnings growth.

        Critical Accounting Policies. Apria’s management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company’s consolidated financial statements. These policies require management’s most complex and subjective judgments. Additionally, the accounting policies related to goodwill, long-lived assets and income taxes require significant judgment. These policies are presented in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Apria’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

Results of Operations

        Net Revenues. Net revenues were $368.1 million in the first quarter of 2006, compared to $371.9 million in the first quarter of 2005. The decrease is primarily attributable to the Medicare reimbursement reductions that have been in effect since the first quarter of 2005. Reimbursement reductions for oxygen and oxygen equipment became effective April 8, 2005 and lower dispensing fees for respiratory drugs went into effect January 1, 2006. Further, the average sales price, or ASP, which is used as the basis for Medicare reimbursement of respiratory drugs is updated each quarter and, as a result, is now lower than it was one year ago. The combined effect of these Medicare reductions was $8.4 million in the first quarter of 2006 as compared to the first quarter of 2005. Additionally, reduced pricing for three of the company’s larger managed care contracts caused revenues to decline by approximately $3.9 million, when comparing the first quarter of 2006 to the comparable period in 2005. These reductions were partially offset by the full period effect in 2006 of revenue from acquisitions that were closed in 2005, which is estimated at approximately $10 million. Also mitigating the reductions in the first quarter of 2006 was approximately $3.9 million in incremental revenues from the new CIGNA contract that went into effect February 1, 2006.

        Management previously estimated that the CIGNA contract would contribute approximately $25 million in net revenues to 2006. Based on results to date, such revenues are now estimated to be at least $35 million.

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

        The following table sets forth a summary of net revenues by service line:

	Three Months Ended March 31,

	2006		2005

(dollars in thousands)	$	%	$	%

Respiratory therapy	$253,148	68.8%	$257,488	69.2%
Infusion therapy	64,772	17.6%	61,703	16.6%
Home medical equipment/other	50,136	13.6%	52,672	14.2%

Total net revenues	$368,056	100.0%	$371,863	100.0%

        Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the respiratory therapy service line declined by 1.7% in the first quarter of 2006 when compared to the corresponding period of 2005. The entire Medicare reduction of $8.4 million noted above was in the respiratory therapy line. Excluding the Medicare reduction, the respiratory line would have increased by 1.6%. Acquisitions of respiratory businesses effected in 2005 and revenues from the new CIGNA contract accounted for most of the growth in the respiratory therapy revenue line.

        Growth between the first quarter of 2005 and the first quarter of 2006 in the largest respiratory categories is as follows: Excluding Medicare reductions, revenues from oxygen and oxygen systems were flat while revenues from respiratory medications increased by 4.1%. The CPAP/BiPAP line, which currently comprises 26% of total respiratory revenues, grew by 12.9%.

        Infusion Therapy. The infusion therapy service line involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased by 5.0% in the first quarter of 2006 when compared to the same period last year. Enteral nutrition, which represents just under half of the infusion therapy line, increased by 7.8%.

        Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues decreased by 4.8% in the first quarter of 2006 when compared to the first quarter of 2005. The home medical equipment line experienced a decline in the second half of 2005 largely due to decreases in hospital utilization rates for many of the company’s managed care contractors as well as managed care pricing compression. However, when compared to the fourth quarter of 2005, the home medical equipment/other line has increased by 2.1%, an early indication that the downward trend may have reversed.

     Medicare Reimbursement. There are a number of provisions contained within recent legislation or proposed legislation that affect or may affect Medicare reimbursement policies for items and services provided by Apria. Such provisions are outlined below in the chronological order of the associated legislation.

     Still pending from the Balanced Budget Act of 1997 is the streamlined authority granted to the U.S. Department of Health and Human Services, or HHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an “inherent reasonableness” authority. The Centers for Medicare and Medicaid Services, or CMS, issued a rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. As of this date, neither CMS nor the durable medical equipment regional carriers, or DMERCs, have used the expedited authority.

     In September 2003, the HHS Office of Inspector General, or OIG, issued a proposed rule intended to clarify terms and the application of program exclusion authority for submitting claims containing excessive charges. Under the rule, a provider could be excluded if its charges to Medicare or Medicaid are substantially in excess of the provider’s usual charges, unless there is good cause. The proposed clarification defined “substantially in excess” as those charges that are 120% of the provider’s usual charges. The company, along with many other providers and members of the public, submitted formal comments to the OIG regarding the proposed rule in the fall of 2003. Based upon recent statements of federal legislators, it is the company’s understanding that the OIG is currently working on a final rule. Because the company is unaware of what changes the OIG may make to the proposed rule before it is made final, management cannot at this time quantify any negative impact that this rule, if and when issued, may have on the company.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, also referred to as the Medicare Modernization Act, became law. The provisions contained therein which are significant to Apria are as follows:

•	A freeze on annual payment increases for durable medical equipment – The freeze commenced in 2004 and will continue through 2008.
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

•

Reimbursement reduction for inhalation drugs – The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced through a shift to the manufacturer-reported average sales price (subject to adjustment each quarter) plus 6%, plus a separate dispensing fee per patient episode. The dispensing fees for 2005 were $57.00 for a 30-day supply of medications and $80.00 for a 90-day supply. Effective January 1, 2006, the dispensing fees were established at $57.00 for a 30-day supply for a new patient and $33.00 for each 30-day supply thereafter. The 90-day dispensing fee has been lowered to $66.00.

•

Establishment of a competitive bidding program for Medicare Part B – Such a program would require that suppliers wishing to provide certain items to beneficiaries submit bids to Medicare. The program, for as yet unspecified durable medical equipment items and services, is to be phased in as follows: (i) 10 of the largest metropolitan statistical areas in 2007; (ii) 80 of the largest metropolitan statistical areas in 2009; and (iii) additional areas after 2009. The legislation contains special provisions for rural areas.

On April 24, 2006, CMS issued its proposed rule for the competitive bidding program under Medicare Part B, related to durable medical equipment, prosthetics and supplies (“DMEPOS”) and other issues. The document outlines CMS’ general intent regarding competitive acquisition for DMEPOS beginning some time in 2007. However, it does not specify: (i) which DMEPOS products will be included in the 10 initial competitive acquisition program areas; (ii) which metropolitan statistical areas will be included in the initial round of competitive bidding, although it does explicitly exclude New York City, Chicago and Los Angeles from the first round; (iii) target cost savings; (iv) specific quality standards; or (v) specific provider guidelines for preparing, completing and implementing the bids in each area. The rule also introduced certain concepts not previously addressed. Such concepts require much more evaluation and consideration by all parties, including CMS and its legal advisors. CMS noted that it is seeking comments on all aspects of the rule, with a deadline of June 30, 2006. CMS also noted that it expects to issue the final quality standards, including product-specific standards, through a program instruction memo, later in the year. Given the evaluation that must still be performed, Apria cannot estimate the impact of the competitive bidding program at this time.

•

Incentives for expansion of Medicare Part C – The Medicare Modernization Act includes financial incentives for managed care plans to expand their provision of Medicare Advantage plans in 2006 in a stated effort to attract more Medicare beneficiaries to managed care models. The company maintains contracts to provide respiratory, infusion and medical equipment and related services to a significant number of managed care plans nationwide, and believes that the Medicare Advantage expansion represents a growth opportunity in 2006.

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

     The Deficit Reduction Act of 2005 was signed by the President in February 2006. However, a number of lawsuits were subsequently filed to prevent its implementation because the House and Senate approved different versions of the bill due to a clerical error. The matter is still pending, but should the legislation survive as written, it contains the following provisions that will impact reimbursement to Apria:

•

In 2007, durable medical equipment currently categorized in the capped rental category by CMS, such as hospital beds, wheelchairs, nebulizers, patient lifts and continuous positive airway pressure devices, will be considered purchased outright at the end of the maximum rental period and the ownership of such devices will transfer directly to the patients. The maximum rental period, which had been 15 months with an option for the patients to purchase the equipment in the tenth month, will be reduced to 13 months. The new 13-month rental period policy took effect on January 1, 2006, and therefore the first month in which the new policy will impact the company’s revenue is February 2007. In addition, the service and maintenance fee that had been paid to suppliers twice yearly after the rental period ended will be eliminated. Suppliers will have the option of billing Medicare for any repairs and/or maintenance performed on the patient-owned equipment. The Deficit Reduction Act authorizes the Secretary of HHS to establish service and/or maintenance fees that at this time cannot be estimated or assured. It is, however, unlikely that Apria will continue in the repair and maintenance business. Management estimates that the annual reduction in rental revenue and the loss of the service and maintenance fee will be $4 million and $16 million, respectively. Management is currently evaluating the impact that this change will have on the corresponding cost of sales.

•

Reimbursement for oxygen equipment will convert from an ongoing rental method to a rent to purchase method. The Deficit Reduction Act mandates that oxygen equipment reimbursement will be limited to 36 months, after which time the ownership of the equipment will transfer to the patient, who will assume all responsibility for identifying when repairs or preventive maintenance are needed. Providers would continue to be reimbursed for delivering portable oxygen to those patients who require it. The Act applies to patients on service with suppliers from January 1, 2006 forward. Accordingly, the first month in which the new policy will impact the company is January 2009. The Act authorizes the Secretary of HHS to establish service and/or maintenance fees that at this time cannot be estimated or assured. Due to the bundled nature of the existing payment method, which includes the reimbursement for contents, and all applicable clinical, delivery, after-hours, billing/collection and other patient support services, the industry will work with CMS and the Secretary to establish fair and equitable fee schedules for such non-equipment services. The net impact of the changes cannot be estimated at this time.

The President’s current budget proposal contains a provision to further reduce the maximum rental period for oxygen from the now-mandated 36 months to 13 months. No further information is available on the proposal and it is uncertain whether this provision will remain in the budget that is ultimately approved by Congress.

     Other outstanding issues that will or could have an impact on Medicare reimbursement levels to Apria are summarized as follows:

•

In late December 2005, CMS issued the 2006 Health Care Procedure Coding System, or HCPCS, fee schedule for Medicare Part B medications and the new two-tiered dispensing fee for inhalation therapies. The fee schedule took effect on January 1, 2006, and included two HCPCS codes for commercially manufactured budesonide (Pulmicort®) and DuoNeb®. The fee schedule also included a revised definition for the HCPCS codes for commercially manufactured budesonide and budesonide compounded from a powder, and separated these products into two unique codes. Management estimates that the impact of this change is an annual revenue reduction of approximately $3 million.

•

In January 2006, CMS published a final regulation that would shift payment for certain respiratory assist devices from the current “frequent and substantial” payment category to the “capped rental” category. Under “frequent and substantial” payment, Medicare payment continues for the duration of time the beneficiary requires the device, while “capped rental” payment continues for 13 months (a reduction from 15 months, mandated by the recently enacted Deficit Reduction Act.) The change in the payment category became effective April 1, 2006. The policy applies to those respiratory assist devices (also known as BiPAP STs) that have a backup rate feature that delivers pressure whenever the user’s spontaneous breathing efforts are insufficient. The first claims received for each Medicare beneficiary with a date of service on or after April 1, 2006, including beneficiaries with existing rental equipment, will be counted as the first rental month in the capped rental period. Thus, the first month in which the new categorization will impact the company’s revenue will be May 2007. The estimate for this change in payment categories is a reduction in annual revenues of $4 million. Management is currently evaluating the impact that this change will have on the corresponding cost of sales.

•

In January 2006, CMS announced the designation of four specialty contractors, durable medical equipment Medicare administrative contractors, or DME MACs, which soon will be responsible for handling the administration of Medicare claims from suppliers of durable medical equipment. Thus, all applicable claims will be handled by these new entities. The four new DME MACs were originally scheduled to replace the existing DMERCs on July 1, 2006, however, two of the four will be delayed until October 1, 2006. It is difficult at this time to predict precisely how this transformation will affect the suppliers. The company cannot predict or estimate the potential impact of this change on collections of its accounts receivable.

•

On March 24, 2006, the three Program Safeguard Contractors, or PSCs, overseeing durable medical equipment issued a proposed Local Coverage Determination, or LCD, for nebulizer medications covered by Medicare Part B. In their respective geographic regions, the PSC medical directors are responsible for implementing medical policies that conform to Medicare rules, regulations, coverage guidelines and payment policies for Part B as mandated by law or other regulations. The LCD for nebulizer medications proposes to change the payment and coverage policies for certain inhalation therapies that are provided in conjunction with the durable medical equipment nebulizer. Specifically, four provisions were proposed: (i) payment for levalbuterol (commercially manufactured as brand-name Xopenex®) will be based on the allowance for generic albuterol sulfate; (ii) payment for commercially-manufactured, brand-name DuoNeb® will be based on the allowance for separate unit dose vials of albuterol sulfate and ipratropium bromide; (iii) coverage for a variety of other nebulizer drugs will be eliminated because the PSCs assert that there is inadequate support in the medical literature for administration using a DME nebulizer; and (iv) maximum monthly utilization limits for budesonide will be defined. The PSCs issued a deadline of May 8, 2006 by which formal comments from the public and interested parties must be submitted. In addition, the three PSCs scheduled public hearings on the subject, all of which will be completed by May 17, 2006.

Apria is participating – along with numerous other industry representatives, manufacturers, providers, physician and patient advocacy groups – in the public hearings and has also prepared formal written comments for submission to the PSCs and CMS. The company believes that the Medicare Modernization Act is clear in its intent to prescribe the Part B average sales price reimbursement formula for single-source drugs which applies to both DuoNeb® and Xopenex®. The company further believes that the PSCs do not have the legal authority to circumvent the average sales price methodology through the issuance of an LCD that invokes their authority to use the “Least Costly Alternative” as the basis for reimbursement for these drugs. Apria is working with industry representatives to further demonstrate to the PSCs that such a decision would have an unprecedented, extraordinary and negative impact on access to prescription medications used in the front-line treatment of chronic obstructive pulmonary disease. The company has determined that if the four provisions of the LCD are implemented as proposed in the March 24 document, it will generally not provide DuoNeb® and Xopenex® to existing or future patients, as the cost would far exceed the reimbursement rate. The company would undertake an effort to inform existing patients and physicians of the option to use the generic drugs that the PSCs have deemed to be therapeutically equivalent to these brand-name drugs. Such an effort would mitigate but not eliminate the full effect of the change in reimbursement; the estimated annual gross profit reduction of providing the replacement medications in lieu of the brand name drugs is $13 million.

Further, the manufacturer of Xopenex® recently announced that it is attempting to negotiate a solution to this issue directly with CMS that would reduce the reimbursement rate while maintaining patient access to the drug within the Medicare Part B program. Apria does not have visibility to the particulars of such a proposal but believes that such a solution could also have an adverse affect on its revenues and results of operations.

        Medicaid Reimbursement. In 2001, some states began adopting alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In at least 22 states, the changes reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria elected to stop accepting new Medicaid patient referrals for the affected drugs and biologicals. Further, in 2005, some states implemented other payment policy changes or changed coverage criteria altogether for medical equipment, enteral and infusion therapy. Currently, other states are considering reductions in Medicaid reimbursement as they work through their respective budget processes. Apria cannot predict the outcome of such budget negotiations or whether other states will consider reductions as well.

        Gross Margin. The gross margin was 65.5% in the first quarter of 2006 and 67.8% in the same period last year. The principal causes of the decline are the Medicare reimbursement reductions of $8.4 million noted above, related cost increases of $1.2 million and the managed care pricing reductions of $3.9 million. Also affecting the comparison of the margin between the two first quarters is an increase in respiratory therapy labor and other operating expenses which represents about 0.3% of the margin decline.

        Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable which are not expected to be collected are estimated and provided for by applying specific percentages to each receivables aging category, which is determined by the number of days the receivable is outstanding. The provision for doubtful accounts, expressed as a percentage of net revenues, was 2.8% and 3.9% for the first quarter of 2006 and 2005, respectively. The improvement between the periods reflects improvements in cash collections and notably the success of a credit card program designed to collect patient receivables upon delivery and automatically on the rental due date thereafter. Also, the absence of acquisitions in recent months has allowed the revenue management teams to focus on basics and best practices.

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

        Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 53.7% in the first quarter of 2006 and 52.4% in the first quarter of 2005. The increase of 1.3% is attributable to the lower revenues resulting from the Medicare and managed care pricing changes noted above without a corresponding reduction in the company’s actual cost of providing those products and services. These revenue pricing reductions had the effect of increasing the expense percentage by 1.6%. The annual salary increases that were processed at the end of the first quarter in 2005 and higher fuel prices offset other expense leveraging achieved by the company.

         Share-based compensation is reflected within the selling, distribution and administrative expense line item. Effective January 1, 2006, Apria adopted the provisions of SFAS No. 123R, “Share-Based Payment.” Prior to 2006, the company accounted for share-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The company elected to employ the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.

          For the three-month periods ended March 31, 2006 and 2005, share-based compensation expense was $1.1 million and $1.2 million, respectively. The adoption of SFAS No. 123R had little effect on the comparison between quarters primarily due to the November 2005 acceleration of the vesting of outstanding employee stock options with per share prices above $26.00, so that each such option became fully vested. That action eliminated the future compensation expense of the unvested portion of such options. The share-based compensation expense in both periods is comprised largely of expense associated with restricted stock awards and units for which expense recognition was previously required under the principles of APB No. 25.

        Amortization of Intangible Assets. For the quarter ended March 31, 2006, amortization expense was $1.3 million. This compares to $1.6 million for the same period last year. The decrease in amortization expense between the two periods is directly attributable to the reduced level of acquisition activity in 2006 as compared to 2005. See “Liquidity and Capital Resources – Business Combinations.”

        Interest Expense and Income. Interest expense was $8.3 million for the first quarter of 2006 as compared to $7.6 million for the comparable period in 2005. Interest income was $972,000 and $341,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in interest expense in 2006 is primarily attributable to the increase in long-term debt incurred to repurchase $175 million of Apria’s common stock late in 2005. The increase in base interest rates during 2005 also contributed to the increase. See “Liquidity and Capital Resources – Long-term Debt and Treasury Stock.”

        Income Tax Expense. Income taxes for the three months ended March 31, 2006 have been provided at a lower effective rate than is expected to be applicable for the entire year. The lower rate is due to the completion of a 2002 Internal Revenue Service audit which resulted in the related reduction of federal tax contingencies of $1.8 million and a corresponding reduction in the tax provision for the quarter.

        Income taxes for the three-month period ended March 31, 2005 were also provided at a lower effective tax rate than applicable for that year. The lower rate was primarily due to state net operating loss carryforwards that became realizable based on a change in estimate of expected future earnings. This resulted in a decrease in the valuation allowance account of $2.6 million and a corresponding reduction in the tax provision for the quarter.

        At March 31, 2006, the company had various apportioned state net operating loss carryforwards which resulted in a deferred tax asset of $8.8 million, net of federal tax benefit.

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

Liquidity and Capital Resources

        Apria’s principal source of liquidity is its operating cash flow, which is supplemented by a $500 million revolving credit facility. In recent years, Apria has generated operating cash flows in excess of its operating needs, which has afforded it the ability to pursue acquisitions and fund patient service equipment purchases to support revenue growth. Apria’s management believes that its operating cash flow will continue to be sufficient to fund its operations and growth strategies. However, in late 2005, Apria drew upon its revolving credit facility for the $175 million common stock repurchase and in September 2008, the holders of the $250 million convertible senior notes will have an opportunity to require Apria to repurchase some or all of the notes. Accordingly, Apria management has begun to explore financing alternatives.

        Further, Apria has initiated a project to implement a new enterprise-wide system. The overall objective of the project is to deliver the necessary technology and automation across the organization to enable service improvements, productivity and access to information. Management has completed the system selection phase and expects to progress to initial phases of development in the second quarter of 2006. The total cost of the project will be determined once the implementation roadmap and project planning are completed.

        Cash Flow. Cash provided by operating activities was $38.2 million in the first three months of 2006 compared to $51.7 million in the corresponding period in 2005. The decrease in operating cash flow between the two periods is due primarily to the Medicare reimbursement reductions, the timing of the payment of payroll liabilities and an increase in accounts receivable caused by the first quarter 2006 revenue increase that trended upward toward the end of the quarter.

        Cash used in investing activities decreased to $42.3 million for the first three months of 2006 compared to $63.3 million during the same period last year. A significant reduction in the level of business combinations executed during the first quarter of 2006 is the primary driver of this decrease. The increase in purchases of patient service and other equipment in 2006 is directly attributable to the new CIGNA contract. In order to accelerate the CIGNA transition, Apria not only increased purchases of new equipment, but also purchased from previous providers equipment that was already in place with existing patients.

        Cash used in financing activities was $5.2 million during the first three months of 2006 compared to $261,000 for the first three months of 2005. Cash used in 2006 related primarily to the $5.0 million pay down on the revolver balance.

        Contractual Cash Obligations. The following table summarizes Apria’s long-term cash payment obligations to which the company is contractually bound. The years presented below represent 12-month rolling periods ending March 31.

(dollars in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6+	Totals

Revolving loan	$-	$-	$-	$385	$-	$-	$385
Convertible senior notes	-	-	-	-	-	250	250
Capital lease obligations	1	-	-	-	-	-	1
Other debt	1	1	-	-	-	-	2
Operating leases	55	43	31	23	14	22	188
Deferred acquisition payments	3	-	-	-	-	-	3

Total contractual cash obligations	$60	$44	$31	$408	$14	$272	$829

The holders of the convertible senior notes will first have the option to require Apria to repurchase all or a portion of their notes in September 2008.

        Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $270.6 million at March 31, 2006, from $268.0 million at December 31, 2005. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 56 days at March 31, 2006 compared to 57 at December 31, 2005. The decrease in days sales outstanding is a result of the increase in net revenues for the first quarter (or last 90 days) of 2006, when compared to the fourth quarter of 2005.

        Accounts aged in excess of 180 days of total receivables for certain payor categories, and in total, are as follows:

	March 31,	December 31,
	2006	2005

Total	20.6%	21.1%

Medicare	25.4%	22.8%
Medicaid	27.7%	28.7%
Self pay	32.3%	35.9%
Managed care/other	18.1%	19.4%

        Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $37.0 million and $41.6 million at March 31, 2006 and December 31, 2005, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility. The higher unbilled amount at December 31, 2005 is largely due to acquisitions effected throughout 2005. The time-consuming processes of converting patient files onto Apria’s systems and obtaining provider numbers from governmental payors routinely delay billing of the newly acquired business.

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

        The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of Apria’s patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 80% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Management has successfully instituted a number of controls over the company’s inventories and patient service equipment to minimize such losses. Depending on the product type, the company performs physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories. Inventory and patient service equipment (pickups) and losses for the three months ended March 31, 2006 and 2005, were $(4,000) and $466,000, respectively.

        Long-term Debt. Revolving Credit Facility. Borrowings under Apria’s revolving credit facility were $385.0 million; outstanding letters of credit totaled $3.9 million; and credit available under the revolving facility was $111.1 million. The company continues to be in compliance with all of the covenants required by the credit agreement. The effective interest rate at March 31, 2006, after consideration of the effect of the swap agreements described below, was 5.89%. See “Hedging Activities.”

        Convertible Senior Notes. At March 31, 2006, the fair value of the $250 million in convertible senior notes was $241.7 million, as determined by reference to quoted market prices.

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

        At March 31, 2006, Apria had three interest rate swap agreements in effect to fix its variable rate debt. One such agreement has a notional amount of $25 million, a fixed rate of 3.42% and expires in December 2006. The other two agreements were forward-starting contracts which became effective in January 2006. Both agreements have a three-year term and a notional amount of $25 million, with fixed rates of 4.38% and 4.44%. In 2005, Apria also had a swap agreement with an aggregate notional amount of $25 million that expired in December 2005.

        The swap agreements are being accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the three-month periods ended March 31, 2006 and 2005, Apria received (paid) net settlement amounts of $84,000 and $(84,000), respectively. The aggregate fair value of the swap agreements was an asset of $1.3 million and $769,000 at March 31, 2006 and December 31, 2005, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other assets. Unrealized gains and losses on the fair value of the swap agreements are reflected in the condensed consolidated income statements as applicable. Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance.

        Treasury Stock. In November 2005, Apria purchased 7.3 million shares of its common stock for $175 million through an accelerated share repurchase program. Under the agreement, Apria’s counterparty borrowed shares that were sold to Apria at an initial price of $23.83. The agreement contained a provision that subjected Apria to a purchase price adjustment based on the volume weighted average price of the company’s common stock over the period during which the counterparty purchased the shares. Such provision resulted in an additional $242,000 owed to the counterparty that Apria elected to settle in cash in February 2006. This amount was recorded as a liability at December 31, 2005, with a corresponding charge to interest expense reflecting the change in the fair value of the settlement contract.

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

        The aggregate consideration for acquisitions that closed during the first three months of 2006 was $1.1 million. Allocation of this amount was made to other intangible assets. Because Apria had already been servicing the existing patient bases on a subcontract basis, there was no patient service equipment acquired. Cash paid for acquisitions, which includes amounts deferred from prior periods, totaled $4.1 million and $28.9 million in the first three months of 2006 and 2005, respectively.

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

        At March 31, 2006, Apria’s revolving credit facility borrowings totaled $385.0 million. The bank credit agreement governing the revolver provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or the London Interbank Offered Rate (“LIBOR”). All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At March 31, 2006, all of Apria’s outstanding revolving debt was tied to LIBOR.

        During the first quarter of 2006, Apria had three interest rate swap agreements in effect to fix its LIBOR-based variable rate debt. One of the agreements, which will expire in December 2006, has a notional amount of $25 million and a fixed rate of 3.42%. The other two agreements, which were forward-starting contracts with three-year terms, became effective in January 2006. Each contract has a notional amount of $25 million and fixed rates of 4.38% and 4.44%.

        Based on the revolving debt outstanding and the swap agreements in place at March 31, 2006, a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $3.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”

ITEM 4.     CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the company’s management, including the company’s principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation, the company’s principal executive officer and principal financial officer each concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

        During the period covered by this report, there have been no changes to the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        Apria is the defendant in a California class action lawsuit containing blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. Venegas vs. Apria Healthcare, Inc., et al., was filed on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC -- 06 -- 449669). No class has been certified at this time, but on behalf of a purported class consisting of all of the company’s hourly employees in the State of California, the complaint seeks compensatory and punitive damages in an unspecified amount as well as other relief. The company has filed an answer to the complaint denying all material allegations and asserting a number of affirmative defenses. Based on the company’s preliminary investigation of the allegations, management believes there are meritorious defenses to the claims and intends to vigorously defend the company. No assurance can be given, however, that the ultimate disposition of this case will not have a material adverse effect on the company’s financial condition or results of operations.

        Apria is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Apria has insurance policies covering such potential losses where such coverage is cost effective. In the opinion of management, any liability that might be incurred by Apria upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on Apria’s financial condition or results of operations.

ITEM 1A.     RISK FACTORS

         The risk factors presented in Apria’s Annual Report on Form 10K/A, as filed with the Securities and Exchange Commission on March 23, 2006, are updated by reference to the “Medicare Reimbursement” section included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q. There were no material changes to any of the other risk factors previously disclosed in the Form 10K/A.

ITEM 5.     OTHER INFORMATION

        As of May 5, 2006, the company entered into Amended and Restated Employment Agreements with Lawrence M. Higby, the company’s Chief Executive Officer, and Lawrence A. Mastrovich, the company’s President and Chief Operating Officer, as well as Amended and Restated Executive Severance Agreements with Amin I. Khalifa, the company’s Executive Vice President and Chief Financial Officer, W. Jeffrey Ingram, the company’s Executive Vice President, Sales, and Daniel J. Stark, the company’s Executive Vice President, Customer Services. The amendments conformed certain defined terms used in each of the agreements, contain certain provisions related to compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and made a number of other immaterial changes. The form of compensation related to certain executive perquisites to be paid to Messrs. Higby and Mastrovich was changed pursuant to their amended agreements, which resulted in modest increases in their base salaries (2.8% and 2.4%, respectively), in lieu of receiving the perquisites to which they were previously entitled. In addition, the provision regarding golden parachute excise taxes under Mr. Khalifa’s Executive Severance Agreement was modified to provide that in the event any payments to Mr. Khalifa would trigger the golden parachute excise tax under Section 4999 of the Code, such payments will only be reduced if such reduction would result in a better after tax result for Mr. Khalifa.

        As of May 5, 2006, the company also entered into Noncompetition Agreements with Messrs. Khalifa, Ingram and Stark. Pursuant to these agreements, Messrs. Khalifa, Ingram and Stark each agree not to compete with the company for a period of one year following a termination of employment in connection with a Change in Control, as defined in their respective Amended and Restated Severance Agreements. The Noncompetition Agreements provide that if the employment of any of those executives is terminated, other than for disability or Cause, as defined in their Amended and Restated Severance Agreements, in connection with or within two years following such a Change in Control, the company shall make payments to such executive totaling $750,000.

        The complete text of each Amended and Restated Employment Agreement, Amended and Restated Executive Severance Agreement and Noncompetition Agreement is filed as an exhibit to this quarterly report on Form 10-Q, and the foregoing summaries are qualified in their entirety by reference thereto.

ITEM 6.     EXHIBITS

Exhibits:
Exhibit Number 10.1	Reference Deferred Compensation Plan, effective July 17, 2003.
10.2	Form of Restricted Stock Unit Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.
10.3	Amended and Restated Employment Agreement dated as of May 5, 2006, between Registrant and Lawrence M. Higby.
10.4	Amended and Restated Employment Agreement dated as of May 5, 2006, between Registrant and Lawrence A. Mastrovich.
10.5	Amended and Restated Executive Severance Agreement dated as of May 5, 2006, between Registrant and Amin I. Khalifa.
10.6	Amended and Restated Executive Severance Agreement dated as of May 5, 2006, between Registrant and Daniel J. Starck.
10.7	Amended and Restated Executive Severance Agreement dated as of May 5, 2006, between Registrant and W. Jeffrey Ingram.
10.8	Noncompetition Agreement dated as of May 5, 2006, between Registrant and Amin I. Khalifa.
10.9	Noncompetition Agreement dated as of May 5, 2006, between Registrant and Daniel J. Starck.
10.10	Noncompetition Agreement dated as of May 5, 2006, between Registrant and W. Jeffrey Ingram.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC. Registrant
May 10, 2006	/s/ AMIN I. KHALIFA Amin I. Khalifa Executive Vice President and Chief Financial Officer (Principal Financial Officer)