Form 10-Q
period 2006-06-30
APRIA HEALTHCARE GROUP INC
filed 2006-08-09
CIK 882289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 9, 2006 there were outstanding 42,436,691 shares of the Registrant’s common stock, par value $.001 per share, which is the only class of common stock of the Registrant (not including 16,965,185 shares held in treasury).

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

For the period ended June 30, 2006

Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited).
     •  Condensed Consolidated Balance Sheets
     •  Condensed Consolidated Income Statements
     •  Condensed Consolidated Statements of Cash Flows
• Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

SIGNATURES

EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(dollars in thousands)	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,820	$23,304
Accounts receivable, less allowance for doubtful accounts of $38,642
and $41,527 at June 30, 2006 and December 31, 2005, respectively	216,901	226, 478
Inventories, net	42,020	42,571
Deferred income taxes	33,398	30,916
Prepaid expenses and other current assets	18,044	20,732

TOTAL CURRENT ASSETS	342,183	344,001

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $442,227
and $446,728 at June 30, 2006 and December 31, 2005, respectively	222,591	225,575
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net	45,294	46,087
DEFERRED INCOME TAXES	2,114	4,059
GOODWILL	540,090	540,985
INTANGIBLE ASSETS, less accumulated amortization of $7,421 and
$7,988 at June 30, 2006 and December 31, 2005, respectively	8,481	10,580
DEFERRED DEBT ISSUANCE COSTS, net	5,502	5,248
OTHER ASSETS	8,789	9,363

	$1,175,044	$1,185,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$71,016	$63,984
Accrued payroll and related taxes and benefits	44,977	51,167
Accrued insurance	11,293	11,763
Income taxes payable	8,358	8,664
Other accrued liabilities	25,840	30,748
Current portion of long-term debt	1,039	4,465

TOTAL CURRENT LIABILITIES	162,523	170,791

LONG-TERM DEBT, exclusive of current portion	585,561	640,855
DEFERRED INCOME TAXES	52,571	38,079
OTHER NON-CURRENT LIABILITIES	7,957	9,009
COMMITMENTS AND CONTINGENCIES (Note I)

TOTAL LIABILITIES	808,612	858,734

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized;
none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
59,380,414 and 59,215,749 shares issued at June 30, 2006 and
December 31, 2005, respectively; 42,415,229 and 42,250,564 shares
outstanding at June 30, 2006 and December 31, 2005, respectively	59	59
Additional paid-in capital	472,884	468,099
Treasury stock, at cost; 16,965,185 shares at June 30, 2006
and December 31, 2005	(429,432)	(429,432)
Retained earnings	322,563	287,982
Accumulated other comprehensive income	358	456

TOTAL STOCKHOLDERS’ EQUITY	366,432	327,164

	$1,175,044	$1,185,898

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in thousands, except per share data)	2006	2005	2006	2005

Net revenues	$376,079	$374,931	$744,135	$746,794
Costs and expenses:
Cost of net revenues:
Product and supply costs	85,068	77,814	168,237	155,473
Patient service equipment depreciation	28,727	27,276	57,448	55,103
Respiratory therapy services	9,469	8,623	18,888	17,034
Nursing services	2,162	2,252	4,407	4,548
Other	3,544	3,619	6,964	7,197

TOTAL COST OF NET REVENUES	128,970	119,584	255,944	239,355

Provision for doubtful accounts	9,737	12,582	19,905	27,250
Selling, distribution and administrative	198,352	199,667	396,045	394,703
Qui tam settlement and related costs (Note I)	-	20,000	-	20,000
Amortization of intangible assets	1,665	1,509	2,942	3,129

TOTAL COSTS AND EXPENSES	338,724	353,342	674,836	684,437

OPERATING INCOME	37,355	21,589	69,299	62,357
Interest expense, net	8,016	4,865	15,303	9,632

INCOME BEFORE TAXES	29,339	16,724	53,996	52,725
Income tax expense	10,881	13,708	19,415	24,539

NET INCOME	$18,458	$3,016	$34,581	$28,186

Basic net income per common share	$0.44	$0.06	$0.82	$0.58

Diluted net income per common share	$0.43	$0.06	$0.81	$0.56

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

(dollars in thousands)	2006	2005

OPERATING ACTIVITIES
Net income	$34,581	$28,186
Items included in net income not requiring cash:
Provision for doubtful accounts	19,905	27,250
Depreciation and amortization	70,832	69,400
Amortization of deferred debt issuance costs	865	865
Deferred income taxes	13,955	(6,976)
Share-based compensation	1,881	2,230
Loss (gain) on disposition of assets and other	127	(83)
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(10,328)	(42,929)
Inventories, net	550	2,319
Prepaid expenses and other assets	3,716	4,158
Accounts payable, exclusive of outstanding checks	1,778	(1,475)
Accrued payroll and related taxes and benefits	(6,190)	(3,382)
Income taxes payable	(277)	(1,623)
Accrued expenses	(2,495)	18,379

NET CASH PROVIDED BY OPERATING ACTIVITIES	128,900	96,319

INVESTING ACTIVITIES
Purchases of patient service equipment and property,
equipment and improvements, exclusive of effects of acquisitions	(66,264)	(61,849)
Proceeds from disposition of assets	648	183
Cash paid for acquisitions, including payments of deferred consideration	(5,040)	(96,229)

NET CASH USED IN INVESTING ACTIVITIES	(70,656)	(157,895)

FINANCING ACTIVITIES
Proceeds from revolving credit facilities	14,800	35,250
Payments on revolving credit facilities	(69,800)	(10,000)
Payments on other long-term debt	(3,720)	(3,738)
Change in outstanding checks included in accounts payable	7,238	(3,308)
Capitalized debt issuance costs	(1,119)	(15)
Issuances of common stock	2,873	17,016

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(49,728)	35,205

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,516	(26,371)
Cash and cash equivalents at beginning of period	23,304	39,399

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,820	$13,028

See notes to condensed consolidated financial statements.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995: Apria’s business is subject to a number of risks which are partly or entirely beyond the company’s control. The company has described certain of those risks in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 23, 2006. This report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Key factors that may have an impact on Apria include the following:

•	trends and developments affecting the collectibility of accounts receivable;
•	government legislative and budget developments that could continue to affect reimbursement levels;
•	potential reductions in reimbursement rates by government and third-party payors;
•	the effectiveness of Apria’s operating systems and controls;
•	healthcare reform and the effect of federal and state healthcare regulations;
•	pricing pressures from large payors; and
•	other factors described in Apria’s filings with the Securities and Exchange Commission.

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

Reclassifications: Certain amounts from prior periods have been reclassified to conform to the current period presentation. Purchases of patient service equipment and property, equipment and improvements presented on the condensed consolidated statement of cash flows for the six months ended June 30, 2005, have been revised to exclude purchases that were unpaid at the end of that period. Also, certain respiratory therapy and infusion therapy nursing expenses, which were previously presented in the selling, distribution and administrative expense line, are now included as separate line items on the condensed consolidated income statement within cost of net revenues. The respiratory therapy and infusion therapy nursing expenses that have been reclassified to cost of net revenues are comprised primarily of employee salary and benefit costs and fees paid to contracted workers who are deployed to service a patient. Apria’s respiratory therapy and infusion therapy nursing personnel are also engaged in a number of administrative and marketing tasks, and accordingly, the costs related to those activities remain classified within selling, distribution and administrative expenses. See “Clinical Expenses.”

Use of Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Approximately 36% of the company’s revenues are reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represents more than 9% of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 11% of total net revenues.

Due to the nature of the industry and the reimbursement environment in which Apria operates, certain estimates are required to record net revenues and to record accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

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

Clinical Expenses: Respiratory therapy and infusion therapy nursing expenses, totaling $4,707,000 and $9,659,000 for the three and six-month periods ended June 30, 2006, respectively, are included in selling, distribution and administrative expenses. For the corresponding periods in 2005, respiratory therapy and infusion therapy nursing expenses were $5,839,000 and $11,465,000, respectively.

Distribution Expenses: Distribution expenses, totaling $43,000,000 and $87,080,000 for the three- and six-month periods ended June 30, 2006, respectively, are included in selling, distribution and administrative expenses. For the corresponding periods in 2005, distribution expenses were $42,880,000 and $84,909,000, respectively.

Recent Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” which amends and clarifies previous guidance on the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Abnormal amounts of these costs should be recognized as current period charges rather than as a portion of inventory cost. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities, which refers to a range of production levels within which ordinary variations are expected. Apria’s adoption of SFAS No. 151 on January 1, 2006 did not have a material effect on the company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the accounting for, and the reporting of, a change in accounting principle. The statement also defines and requires retrospective application of a change in accounting principle to prior periods’ financial statements unless impracticable. If retrospective application is impracticable, the new accounting principle must be applied to the asset and liability balances as of the beginning of the earliest period practicable and a corresponding adjustment to the opening balance of retained earnings for the same period, rather than being reported in the income statement. Additionally, SFAS No. 154 addresses a change in accounting for estimates effected by a change in accounting principle and redefines restatement as a revision to reflect the correction of an error. Apria’s adoption of SFAS No. 154 on January 1, 2006 did not have a material effect on the company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Accordingly, the company plans to adopt SFAS No. 155 on January 1, 2007. Management is currently evaluating the statement to determine what, if any, impact it will have on the company’s consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which becomes effective for fiscal years beginning after December 15, 2006. Management of the company has not completed their assessment of the effects of FIN No. 48 on the consolidated financial statements.

NOTE B – BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying condensed consolidated income statements from the dates of acquisition. During the six-month period ended June 30, 2006, cash paid for acquisitions was $5,040,000, which included deferred payments of $3,985,000 related to prior periods. At June 30, 2006, deferred consideration payable totaled $1,715,000 and is included on the condensed consolidated balance sheet in other accrued liabilities.

During the six-month period ended June 30, 2006, Apria closed two acquisitions of customer lists that were previously being serviced by Apria on a subcontract basis. Amounts paid totaling $1,075,000 were allocated to other intangible assets. Revenues and net income from these acquisitions are not material to the company’s consolidated financial statements.

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

The net decrease in goodwill for the six months ended June 30, 2006 is primarily the result of writing off goodwill as part of the disposal accounting for the sale of a previously acquired business back to the original seller. This amounted to a $685,000 reduction in goodwill. Additionally, there was $210,000 in adjustments to preliminary goodwill valuations for acquisitions effected in 2005. Substantially all of the goodwill recorded during the periods presented is expected to be deductible for tax purposes.

Intangible assets, all of which are subject to amortization, consist of the following:

(dollars in thousands)		June 30, 2006			December 31, 2005

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	5.0	$14,301	$(6,692)	$7,609	$16,352	$(6,316)	$10,036
Trade names	2.0	401	(351)	50	628	(440)	188
Customer lists	1.0	1,200	(378)	822	1,588	(1,232)	356

	3.7	$15,902	$(7,421)	$8,481	$18,568	$(7,988)	$10,580

Estimated amortization expense for the current year and each of the next five years ending December 31 is presented below:

Year Ending December 31,	(dollars in thousands)

2006	$ 4,992
2007	2,795
2008	2,066
2009	1,254
2010	316

NOTE D – LONG-TERM DEBT

Revolving Credit Facility: Apria’s credit agreement with Bank of America and a syndicate of lenders was amended and restated effective June 23, 2006. The amendment extended the maturity date from November 23, 2009 to June 23, 2011 and lowered the applicable interest rate margins and commitment fees. The new applicable margins range from 0.625% to 1.25% for Eurodollar loans and from zero to 0.25% for base rate loans. The range for commitment fees on the unused portion of the revolving credit facility is now 0.10% to 0.20%.

At June 30, 2006, borrowings under the revolving credit facility were $335,000,000; outstanding letters of credit totaled $3,855,000; credit available under the revolving facility was $161,145,000; and Apria was in compliance with all covenants required by the credit agreement.

Convertible Senior Notes: At June 30, 2006, the fair value of the $250,000,000 in convertible senior notes was $235,075,000, as determined by reference to quoted market prices.

Hedging Activities: Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. At June 30, 2006, Apria had two interest rate swap agreements in effect. One agreement, which will expire in December 2006, has a notional amount of $25,000,000 with a fixed rate of 3.42%. The other agreement, a forward-starting contract with a three-year term, became effective in January 2006, and has a notional amount of $25,000,000 that fixes an equivalent amount of the company’s variable rate debt at 4.44%.

During the second quarter, Apria terminated one of its swap agreements. Such agreement had a notional amount of $25,000,000, and fixed variable rate debt at 4.38%. Apria’s counterparty paid cash to terminate the in-the-money agreement.

The swap agreements are being accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the six-month periods ended June 30, 2006 and 2005, Apria paid net settlement amounts of $251,000 and $101,000, respectively. The aggregate fair value of the two remaining swap agreements was an asset of $885,000 and $769,000 at June 30, 2006 and December 31, 2005, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other assets. Unrealized gains on the fair value of the swap agreements are reflected in other comprehensive income or interest expense/income within the condensed consolidated statements of income as applicable. Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance.

NOTE E – STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2006, changes to stockholders’ equity were comprised of the following amounts:

(dollars in thousands)

Net income	$34,581
Proceeds from the exercise of stock options	2,873
Tax benefit related to the exercise of stock options	30
Stock-based compensation	1,882
Other comprehensive loss, net of taxes	(98)

$39,268

Net income and total comprehensive income differ by unrealized gains or losses related to interest rate swap agreements, net of taxes. For the three months ended June 30, 2006 and 2005, total comprehensive income was $18,360,000 and $2,630,000 respectively. For the six months ended June 30, 2006 and 2005, total comprehensive income was $34,483,000 and $28,028,000, respectively.

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

For the three and six month periods ended June 30, 2006, the company recorded share-based compensation expense of $813,000 and $1,882,000, respectively. All such compensation is reflected in the accompanying condensed consolidated income statement within the selling, distribution and administrative expense line item. Share-based compensation expense recognized in the first six months of 2006 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for periods prior to 2006, the company accounted for forfeitures as they occurred.

For the three and six months ended June 30, 2006, Apria’s adoption of SFAS No. 123R reduced the company’s operating income and income before taxes by $30,000 and $350,000, respectively and net income was reduced by $107,000 and $316,000, respectively. Basic and diluted earnings per share were each reduced by $0.01 for the six months ended June 30, 2006. For the three months ended June 30, 2006, basic and diluted earnings per share were unchanged. The adoption of SFAS No. 123R did not affect cash flow.

For the three and six months ended June 30, 2006, cash received from the exercise of options totaled $71,000 and $2,873,000, respectively and income tax benefits related to stock-based compensation arrangements amounted to $30,000.

The company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the company’s expected annual dividend yield. Apria’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the company’s stock options granted in the six months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The key input assumptions that were utilized in the valuation of the stock options granted during the six months ended June 30, 2006, are summarized in the table below. There were no stock option grants in the corresponding period in 2005.

Six Months Ended June 30, 2006

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

The following table summarizes the activity for stock options for the six months ended June 30, 2006:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	4,076,705	$25.28
Granted	684,000	22.69
Exercised	(114,665)	23.20
Forfeited	(235,170)	28.85

Outstanding at June 30, 2006	4,410,870	$24.74	6.58	$2,817,005

Vested or expected to vest as of June 30, 2006	4,313,307	$24.79	6.51	$2,817,005

Exercisable at June 30, 2006	3,825,870	$25.05	6.11	$2,817,005

The weighted-average fair value of stock options granted during the six months ended June 30, 2006 was $7.37. There were 34,000 stock options granted in the corresponding period in 2005. The total intrinsic value of options exercised was $120,000 and $8,775,000 for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, total unrecognized stock-based compensation cost related to unvested stock options was $3,668,000, which is expected to be expensed over a weighted-average period of 1.68 years.

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

The following table summarizes the activity for restricted stock purchase rights for the six months ended June 30, 2006:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	546,000	$6.71
Granted	-	-
Exercised	(33,000)	6.46
Forfeited	(51,000)	6.46

Outstanding at June 30, 2006	462,000	$6.76	7.25	$5,609,490

Vested or expected to vest as of June 30, 2006	413,333	$6.74	7.24	$5,027,196

Exercisable at June 30, 2006	141,500	$6.49	7.13	$1,755,835

The total intrinsic value of restricted stock purchase rights exercised was $532,000 and $418,000 for the six months ended June 30, 2006 and 2005, respectively. No such awards were granted during these two periods.

As of June 30, 2006, total unrecognized stock-based compensation cost related to unvested restricted stock purchase rights was $4,018,000, which is expected to be expensed over a weighted-average period of 3.84 years.

Restricted Stock Awards and Units: Apria’s incentive plan provides for the granting of restricted stock and restricted stock units to its non-employee directors and employees (limited to executive management). Such awards generally require that certain performance conditions and service conditions be met before the awards will vest.

The following table summarizes the activity for restricted stock awards and units for the six months ended June 30, 2006:

	Shares or Share Units	Weighted-Average Grant-Date Fair Value

Nonvested restricted stock awards and units at January 1, 2006	281,384	$33.86
Granted	272,000	$22.71
Vested and released	(17,000)	$31.50
Forfeited	(50,000)	$29.14

Nonvested restricted stock awards and units at June 30, 2006	486,384	$28.19

The weighted-average fair value of restricted stock awards and units granted during the six months ended June 30, 2006 was $22.71. There were 81,384 awards granted in the corresponding period in 2005. Restricted stock awards or units released during the six months ended June 30, 2006 and 2005, were 17,000 and 26,000 shares, respectively. The total intrinsic value of restricted stock awards or units released was $375,000 and $832,000 for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, total unrecognized stock-based compensation cost related to unvested restricted stock awards and units was $10,135,000, which is expected to be expensed over a weighted-average period of 3.29 years.

Prior Period Pro Forma Presentation: Apria had previously adopted the provisions of SFAS No. 123 through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and six months ended June 30, 2005 as if the company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

	Three Months Ended June 30,	Six Months Ended June 30,

(in thousands, except per share data)	2005	2005

Net income as reported	$3,016	$28,186
Add: stock-based compensation expense included in reported net income, net of related tax effects	678	1,405

Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	(2,116)	(5,112)

Pro forma net income	$1,578	$24,479

Basic net income per share:
As reported	$0.06	$0.58
Pro forma	$0.03	$0.50

Diluted income per share:
As reported	$0.06	$0.56
Pro forma	$0.03	$0.49

NOTE G – INCOME TAXES

Income taxes for the six-month period ended June 30, 2006 have been provided at a lower effective rate than is expected to be applicable for the entire year. The lower rate is due to a decrease in state tax contingencies from a change in estimate during the second quarter of 2006, and a decrease in Federal tax contingencies for a 2002 Internal Revenue Service, or IRS, audit completed during the first quarter of 2006. This decrease was partially offset by an increase in Federal tax contingencies for a 2003 IRS audit, expected to be completed by the end of 2006.

Income taxes for the six-month period ended June 30, 2005 were provided at a higher effective rate than was applicable for that year. The higher rate was due to an accrual recorded to reflect the settlement of two previously-disclosed qui tam lawsuits, a portion of which was not deductible. This higher rate was partially offset by a decrease in the valuation allowance and corresponding reduction of the tax provision that was recorded in the first quarter of 2005. Such adjustment resulted from state net operating loss carryforwards that became realizable based on a change in estimate of expected future earnings.

At June 30, 2006, the company had various apportioned state net operating loss carryforwards which resulted in a deferred tax asset of $8,827,000 net of Federal tax benefit.

NOTE H – PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share data)	2006	2005	2006	2005

Numerator:
Net income	$18,458	$3,016	$34,581	$28,186
Numerator for basic and diluted per share amounts –
income available to common stockholders	$18,458	$3,016	$34,581	$28,186

Denominator:
Denominator for basic per share
amounts – weighted average shares	42,405	49,122	42,392	48,970

Effect of dilutive securities:
Employee stock options –
dilutive potential common shares	384	960	479	963

Denominator for diluted per share amounts –
adjusted weighted average shares	42,789	50,082	42,871	49,933

Basic net income per common share	$0.44	$0.06	$0.82	$0.58

Diluted net income per common share	$0.43	$0.06	$0.81	$0.56

Employee stock options excluded from the
computation of diluted per share amounts:

Shares for which exercise price exceeds
average market price of common stock	3,824	595	3,275	595

Average exercise price per share that exceeds
average market price of common stock	$26.36	$33.40	$27.19	$33.40

NOTE I – COMMITMENTS AND CONTINGENCIES

Apria is the defendant in a California class action lawsuit containing blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. Venegas vs. Apria Healthcare, Inc., et al., was filed on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC -- 06 -- 449669). No class has been certified at this time, but on behalf of a purported class consisting of certain hourly employees of the company in the State of California, the complaint seeks compensatory and punitive damages in an unspecified amount as well as other relief. The company has filed an answer to the complaint denying all material allegations and asserting a number of affirmative defenses. Based on the company’s preliminary investigation of the allegations, management believes there are meritorious defenses to the claims and the company intends to vigorously defend the lawsuit. No assurance can be given, however, that the ultimate disposition of this case will not have a material adverse effect on the company’s financial condition or results of operations. Management cannot estimate the possible loss or range of loss that may result from these proceedings and, therefore, has not recorded any related accruals.

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

Qui Tam Settlement and Related Costs: As previously reported, Apria was the subject of an investigation launched in mid-1998 by the U.S. Attorney’s office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerned the documentation supporting Apria’s billing for services provided to patients whose healthcare costs were paid by Medicare and other federal programs. The investigation related to two civil qui tam lawsuits against Apria filed by individuals suing on behalf of the government. Apria and representatives of the government and the individual plaintiffs reached a preliminary agreement in early August 2005 to settle these lawsuits for the aggregate sum of $17,600,000, without any admission of wrongdoing by Apria. The settlement was finalized in a definitive agreement that was fully executed and became effective on September 30, 2005, and Apria paid the settlement amount on that date. Apria also incurred $1,658,000 in legal fees and other related costs. Apria’s condensed consolidated financial statements for the period ended June 30, 2005 reflect an initial accrual of $20,000,000 for the settlement and related costs. During the fourth quarter of 2005, such accrual was adjusted to $19,258,000, the aggregate of the actual amounts of the settlement and related costs.

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

     Apria’s branch locations are organized into 15 geographic regions. Each region consists of a number of branches and a regional office that provides key administrative support services. All regions provide the same products and services, including respiratory therapy, infusion therapy, home medical equipment and supplies. Many operational support and administrative services are provided at a corporate level. Management continues to evaluate opportunities to gain efficiencies and cost savings by consolidating additional regional functions. Management currently considers each region an operating segment. For financial reporting purposes, all the company’s operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

     Strategy. Apria’s mission is to be the first choice of patients and payors for homecare needs. Apria has positioned itself in the marketplace as the low cost, quality provider of a broad range of home healthcare services to managed care customers and to Medicare. The specific elements of the company’s strategy to achieve its mission and optimize its market position are as follows:

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

Results of Operations

     Net Revenues. Net revenues were $376.1 million in the second quarter of 2006, compared to $374.9 million for the same quarter of 2005. For the six-month period ended June 30, 2006, net revenues were $744.1 million compared to $746.8 million for the corresponding period in 2005. Lower dispensing fees for respiratory drugs went into effect January 1, 2006 and the average sales prices, or ASPs, which are used as the basis for Medicare reimbursement of respiratory drugs and are updated each quarter, are lower in 2006 than in 2005. The reimbursement reduction for oxygen and oxygen equipment that became effective April 8, 2005 affected the comparison between the 2006 and 2005 year-to-date periods, but not the comparison of the second quarters of 2006 and 2005. The combined effect of these Medicare reductions on year-to-year comparisons was $3.3 million for the second quarter of 2006 and $11.7 million for the first six months of 2006. Additionally, reduced pricing for three of the company’s larger managed care contracts caused revenues to decline by approximately $3.2 million and $6.3 million for the quarter and year-to-date periods in 2006, respectively. Further, incremental 2006 revenue from 2005 acquisitions is estimated at approximately $6.2 million for the three-month period and $16.4 million for the six-month period. Incremental revenues from the new contract with CIGNA Health Corporation that went into effect February 1, 2006 were $12.3 million and $16.2 million, respectively, for the quarter and year-to-date periods in 2006.

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

The following table sets forth a summary of net revenues by service line:
	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

(dollars in thousands)	$	%	$	%	$	%	$	%

Respiratory therapy	$256,289	68.2%	$255,913	68.3%	$509,437	68.4%	$513,401	68.8%
Infusion therapy	68,231	18.1%	64,562	17.2%	133,003	17.9%	126,265	16.9%
Home medical equipment/other	51,559	13.7%	54,456	14.5%	101,695	13.7%	107,128	14.3%

Total net revenues	$376,079	100.0%	$374,931	100.0%	$774,135	100.0%	$746,794	100.0%

     Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the respiratory therapy service line increased by 0.1% in the second quarter of 2006 and decreased 0.8% year-to-date when compared to the corresponding periods of 2005. The Medicare reductions noted above adversely affected revenues for the respiratory therapy line. Excluding these reductions, revenues from the respiratory line would have increased by 1.4% and 1.5% for the second quarter and first half of 2006, respectively. Acquisitions of respiratory businesses completed in 2005 and revenues from the new CIGNA contract accounted for most of the growth in revenue in the respiratory therapy revenue line.

     Growth between the year-to-date periods in 2005 and 2006 in the largest respiratory categories is as follows: Excluding the effects of the Medicare reductions, revenues from oxygen and oxygen systems were relatively flat and revenues from respiratory medications increased 3.2% in 2006. Revenues from the continuous positive and bi-level airway pressure devices and related supplies, which currently comprise 27% of total respiratory revenues, grew by 12.7%.

     Infusion Therapy. The infusion therapy service line involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased by 5.7% and 5.3% in the three and six months ended June 30, 2006 when compared to the same periods last year. Enteral nutrition, which represents just under half of the infusion therapy line, increased by 12.6% and 10.2% for the three and six months ended June 30, 2006, respectively.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues decreased by 5.3% and 5.1% for the three and six months ended June 30, 2006, when compared to the corresponding periods in 2005. The home medical equipment line was impacted by decreases in hospital utilization rates for many of the company’s managed care contractors that began in the second half of 2005. Managed care pricing compression has also had a negative effect on this line.

     Medicare Reimbursement. There are a number of legislative and regulatory activities by the Centers for Medicare and Medicaid Services, or CMS, that affect or may affect Medicare reimbursement policies for items and services provided by Apria. Such provisions are outlined below in chronological order.

     The Balanced Budget Act of 1997 granted streamlined authority to the U.S. Department of Health and Human Services, or HHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an “inherent reasonableness” authority. CMS issued a rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program.

     In September 2003, the HHS Office of Inspector General, or OIG, issued a proposed rule intended to clarify terms and the application of program exclusion authority for submitting claims containing excessive charges. Under the rule, a provider could be excluded if its charges to Medicare or Medicaid are substantially in excess of the provider’s usual charges, unless there is good cause. The proposed clarification defined “substantially in excess” as those charges that are 120% or more of the provider’s usual charges. The company, along with many other providers and members of the public, submitted formal comments to the OIG regarding the proposed rule in the fall of 2003. Based upon statements of federal legislators issued in early 2006, it is the company’s understanding that the OIG is currently working on a final rule. Because the company is unaware of what changes the OIG may make to the proposed rule before it is made final, Apria cannot at this time quantify any negative impact that this rule, if and when issued, may have on the company.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, also referred to as the Medicare Modernization Act, or MMA, became law. The provisions contained therein which are significant to Apria are as follows:

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

•

Reimbursement reduction for inhalation drugs — The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced through a shift to the manufacturer-reported average sales price (subject to adjustment each quarter) plus 6%, plus a separate dispensing fee per patient episode. The dispensing fees for 2005 were $57.00 for a 30-day supply of medications and $80.00 for a 90-day supply. Effective January 1, 2006, the dispensing fees were established at $57.00 for a 30-day supply for a new patient and $33.00 for each 30-day supply thereafter. The 90-day dispensing fee was lowered to $66.00. Historically, the dispensing fees have been published annually by CMS as part of the physician fee schedule. However, the proposed rates for the dispensing fees were not included in the advance copy of the proposed physician fee schedule released on August 8, 2006. CMS has indicated there will be no change to the dispensing fees in 2007.

•

Establishment of a competitive bidding program for Medicare Part B — Such a program would require that suppliers wishing to provide certain items to beneficiaries submit bids to Medicare. The program, for as yet unspecified durable medical equipment items and services, is to be phased in as follows: (i) 10 of the largest metropolitan statistical areas, or MSAs, in 2007; (ii) 80 of the largest MSAs in 2009; and (iii) additional areas after 2009. The legislation contains special provisions for rural areas.

On April 24, 2006, CMS issued a proposed rule for the competitive bidding program under Medicare Part B, related to durable medical equipment, prosthetics and supplies, or DMEPOS, and related matters. The document outlines CMS’ general intent and proposed procedures and requirements regarding competitive acquisition for DMEPOS beginning some time in 2007. However, it does not specify: (i) which DMEPOS products will be included in the 10 initial competitive acquisition program areas; (ii) which MSAs will be included in the initial round of competitive bidding, although it does explicitly exclude New York City, Chicago and Los Angeles from the first round; (iii) target cost savings; (iv) specific quality standards; or (v) specific provider guidelines for preparing, completing and implementing the bids in each area. The proposed rule also introduced certain concepts not previously addressed. Such concepts require much more evaluation and consideration by all parties, including CMS and its legal advisors. CMS accepted comments on all aspects of the proposed rule as of June 30, 2006, and Apria submitted extensive comments.

After reviewing comments submitted by stakeholders on the proposed rule for the competitive bidding program, on August 1, 2006, CMS issued a final rule, the August 1 Final Rule, related to only selective aspects of the competitive bidding program. CMS informed the provider community that it would issue additional final rules and guidance related to competitive bidding later in 2006. The August 1 Final Rule finalized CMS’ plan to work with Competitive Bidding Implementation Contractors, or CBICs, to administer the competitive bidding program in conjunction with CMS and the DME Medicare Administrator Contractors, or DME MACs. It also clarified CMS’ plan to administer certain aspects of accrediting providers in order to qualify their participation in competitive bidding. CMS also noted that it expects to issue the final quality standards, including product-specific standards, through a program instruction memo or through other CMS communication, later in the year. Given the limited information available regarding CMS’ plan for the competitive bidding program, such as the final list of products and services and the MSAs to be included, Apria cannot estimate the impact of the competitive bidding program at this time.

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

•

Reimbursement for home infusion therapy under Medicare Part D -- Currently, a limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. The Medicare Modernization Act provides expanded coverage for the drugs only, but excludes coverage for the supplies and clinical services needed to safely and effectively provide home infusion therapy services to patients in the home. The company has contracted with a limited number of Medicare Part D prescription drug plans in order to provide continuity of care for Medicare/Medicaid dual eligible patients. Due to nationwide Part D implementation issues experienced by home infusion providers in the first half of 2006, the industry is continuing to work with CMS to rectify the coverage and payment policies that are causing implementation challenges. In addition, a bill was introduced in Congress this summer to move home infusion therapy coverage from Medicare Part D to Part B and provide for benefit coverage in a more comprehensive manner and one that is analogous to how the therapy is covered by the managed care sector. The likelihood of the bill’s passage is unknown at this time.

     The Deficit Reduction Act of 2005, or DRA, was signed by the President in February 2006. However, a number of lawsuits were subsequently filed to prevent its implementation because the House and Senate approved different versions of the bill due to a clerical error. Two of these cases have been dismissed at the district court level, one case is being pursued on appeal and three others are still pending in district court. Should the legislation survive as written, it contains the following provisions that will impact reimbursement to Apria:

•

In 2007, durable medical equipment currently categorized in the capped rental category by CMS, such as hospital beds, wheelchairs, nebulizers, patient lifts and continuous positive airway pressure devices, will be considered purchased outright at the end of the maximum rental period and the ownership of such devices will transfer directly to the patients. The maximum rental period, which had been 15 months with an option for the patients to purchase the equipment in the tenth month, will be reduced to 13 months. The new 13-month rental period policy took effect on January 1, 2006, and therefore the first month in which the new policy will impact the company’s revenue is February 2007. In addition, the service and maintenance fee that had been paid to suppliers twice yearly after the rental period ended will be eliminated for patients commencing service on or after January 1, 2006. Management estimates that the reduction in rental revenues and the loss of the service and maintenance fee in 2007 will be approximately $4.5 million and $2.0 million, respectively. Instead, suppliers will have the option of billing Medicare for any repairs and/or maintenance performed on the patient-owned equipment, though the reimbursement rates for such work have not yet been established. Depending on the ultimate level of such reimbursement, Apria may not continue to provide repair and maintenance service on the patient-owned equipment. Management is currently evaluating the impact of these changes on revenues in future years and on the corresponding cost of sales.

•

Reimbursement for oxygen equipment will convert from an ongoing rental method to a rent-to-purchase method. The DRA mandates that oxygen equipment reimbursement will be limited to 36 months, after which time the ownership of the equipment will transfer to the patient, who will assume all responsibility for identifying when repairs or preventive maintenance are needed. Such repairs and preventive maintenance have historically been provided by home oxygen providers and included in the bundled monthly payment Medicare pays for oxygen therapy. The DRA did authorize the Secretary of HHS to establish service and/or maintenance fees, but the circumstances and rates are still unknown. The DRA applies to patients on service with suppliers from January 1, 2006 forward. Accordingly, the first month in which the new repair and maintenance policy will impact the company is January 2009.

On July 27, 2006, CMS issued an advance copy of an Oxygen Payment Proposed Rule, regarding implementation of certain aspects of the DRA’s provisions related to oxygen therapy and home medical equipment coverage for Medicare Part B. The Oxygen Payment Proposed Rule establishes new payment categories for oxygen content and equipment, and also suggests new payment rates. After the 36-month rental cap is reached, providers would continue to be reimbursed for delivering oxygen contents to those patients who require it, as well as certain limited maintenance services, but the Oxygen Payment Proposed Rule does not provide reimbursement for certain non-repair, non-maintenance service costs that Apria may incur. The Oxygen Payment Proposed Rule is silent as to how certain clinical, delivery, after-hours, billing/collection and other patient support services will be provided to patients and reimbursed by the Medicare program. The proposed new payment amounts would go into effect January 1, 2007, but the 36-month rental period would be retroactively assigned to January 1, 2006 for all beneficiaries requiring oxygen as of December 31, 2005. Since the rule is still in a proposed status, the net impact of the changes cannot be estimated at this time.

The President’s current healthcare proposals seek to further reduce the maximum rental period for oxygen equipment from the now-mandated 36 months to 13 months. There are other initiatives to reduce the rental period further, but it is uncertain whether any of these initiatives will ultimately be approved by Congress. There also are other legislative provisions that have been introduced in Congress that would repeal the oxygen reimbursement cap and equipment ownership issues included in the DRA, but it is uncertain whether and when any of this legislation ultimately would be passed by Congress.

     Other outstanding issues that will or could have an impact on Medicare reimbursement levels to Apria are summarized as follows:

•

In late December 2005, CMS issued the 2006 Health Care Procedure Coding System, or HCPCS, fee schedule for Medicare Part B medications and the new two-tiered dispensing fee for inhalation therapies. The fee schedule took effect on January 1, 2006, and included two HCPCS codes for commercially manufactured budesonide (Pulmicort®)[1] and DuoNeb®[2]. The fee schedule also included a revised definition for the HCPCS codes for commercially manufactured budesonide and budesonide compounded from a powder, and separated these products into two unique codes. Management estimates that the impact of this change is an annual revenue reduction of approximately $3 million.

•

In January 2006, CMS published a final regulation that would shift payment for certain respiratory assist devices from the current “frequent and substantial” payment category to the “capped rental” category. Under “frequent and substantial” payment, Medicare payment continues for the duration of time the beneficiary requires the device, while “capped rental” payment continues for 13 months (a reduction from 15 months, mandated by the recently enacted DRA.) The change in the payment category became effective April 1, 2006. The policy applies to those respiratory assist devices (also known as BiPAP STs) that have a backup rate feature that delivers pressure whenever the user’s spontaneous breathing efforts are insufficient. The first claims received for each Medicare beneficiary with a date of service on or after April 1, 2006, including beneficiaries with existing rental equipment, are counted as the first rental month in the capped rental period. Thus, the first month in which the new categorization will impact the company’s revenue will be May 2007. The estimate for this change in payment categories is a reduction in annual revenues of $4 million. Management is currently evaluating the impact that this change will have on the corresponding cost of sales.

•

In January 2006, CMS announced the designation of four specialty contractors, DME MACs, which soon will be responsible for handling the administration of Medicare claims from suppliers of durable medical equipment. Thus, all applicable claims will be handled by these new entities. The four new DME MACs were originally scheduled to replace the existing DMERCs on July 1, 2006; however, two of the four will be delayed until October 1, 2006. It is difficult at this time to predict precisely how this transformation will affect the suppliers. The company cannot predict or estimate the potential impact of this change on collections of its accounts receivable.

•

On March 24, 2006, the three Program Safeguard Contractors, or PSCs, overseeing durable medical equipment issued a proposed Local Coverage Determination, or LCD, for nebulizer medications covered by Medicare Part B. In their respective geographic regions, the PSC medical directors are responsible for implementing medical policies that conform to Medicare rules, regulations, coverage guidelines and payment policies for Part B as mandated by law or other regulations. The LCD for nebulizer medications proposes to change the payment and coverage policies for certain inhalation therapies that are provided in conjunction with the durable medical equipment nebulizer. Specifically, four provisions were proposed: (i) payment for levalbuterol (commercially manufactured as brand-name Xopenex®)[3] will be based on the allowance for generic albuterol sulfate; (ii) payment for commercially-manufactured, brand-name DuoNeb® will be based on the allowance for separate unit dose vials of albuterol sulfate and ipratropium bromide; (iii) coverage for a variety of other nebulizer drugs will be eliminated because the PSCs assert that there is inadequate support in the medical literature for administration using a DME nebulizer; and (iv) maximum monthly utilization limits for budesonide will be defined. The PSCs issued a deadline of May 8, 2006 by which formal comments from the public and interested parties were required to be submitted. In addition, the three PSCs scheduled public hearings on the subject, all of which were completed by May 17, 2006. Nothing further has been published since that time.

Apria participated – along with numerous other industry representatives, manufacturers, providers, physician and patient advocacy groups – in the public hearings and has also submitted formal written comments to the PSCs and CMS. The company believes that the MMA is clear in its intent to prescribe the Part B average sales price reimbursement formula for single-source drugs which applies to both DuoNeb® and Xopenex®. The company further believes that the PSCs do not have the legal authority to circumvent the average sales price methodology through the issuance of an LCD that invokes their authority to use the “Least Costly Alternative” as the basis for reimbursement for these drugs. Apria is working with industry representatives to further demonstrate to the PSCs that such a decision would have an unprecedented, extraordinary and negative impact on access to prescription medications used in the front-line treatment of chronic obstructive pulmonary disease. The company has determined that if the four provisions of the LCD are implemented as proposed in the March 24 document, it will generally not provide DuoNeb® and Xopenex® to existing or future patients, as the cost would far exceed the reimbursement rate. The company would undertake an effort to inform existing patients and physicians of the option to use the generic drugs that the PSCs have deemed to be therapeutically equivalent to these brand-name drugs. Such an effort would mitigate but not eliminate the full effect of the change in reimbursement; the estimated annual gross profit reduction of providing the replacement medications in lieu of the brand name drugs is $13 million.

The manufacturer of Xopenex® previously had announced that it is attempting to negotiate a solution to this issue directly with CMS that would reduce the reimbursement rate while maintaining patient access to the drug within the Medicare Part B program. Apria does not have the particulars of such a proposal but believes that such a solution could also have an adverse affect on its revenues and results of operations. In the advance copy of the physician fee schedule released on August, 8, 2006, CMS states that it is reopening the comment period for the final rule addressing reimbursement for Medicare Part B drugs under the average sales price methodology. It is possible that this process may impact reimbursement for nebulizer medication covered by Medicare Part B, including Xopenex®. At this time, Apria cannot predict how this reopening of the comment period will affect the negotiation process or the ultimate payment rate

[1]	Pulmicort ® is a registered trademark of AstraZeneca AB Corporation
[2]	DuoNeb® is a registered trademark of Dey L.P.
[3]	Xopenex ® is a registered trademark of Seprecor, Inc.

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

     Gross Margin. The gross margin was 65.7% in the second quarter of 2006 and 68.1% in the same period last year. For the six months ended June 30, 2006 and 2005, the margins were 65.6% and 67.9%, respectively. The principal causes of the decline are the Medicare reimbursement reductions and managed care pricing reductions discussed above, as well as shifts in product mix to lower margin items.

     Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable which are not expected to be collected are estimated and provided for by applying specific percentages to each receivables aging category, which is determined by the number of days the receivable is outstanding. The provision for doubtful accounts, expressed as a percentage of net revenues, was 2.6% and 3.4% for the second quarter of 2006 and 2005, respectively. On a year-to-date basis, the provision was 2.7% and 3.6% for the first six months of 2006 and 2005, respectively. The improvement between the periods reflects improvements in cash collections and notably the success of a credit card program designed to collect patient receivables upon delivery and automatically on the rental due date thereafter. Also, the absence of acquisitions in recent months has allowed the revenue management teams to focus on basics and best practices, as discussed below under “Liquidity and Capital Resources – Accounts Receivable.”

     Selling, Distribution and Administrative. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Some are also very sensitive to market-driven price fluctuations such as facility leases and fuel costs. The administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not fluctuate with revenue growth as closely as operating costs.

     Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 52.7% in the second quarter of 2006 and 53.3% in the second quarter of 2005. For the six months ended June 30, 2006, selling distribution and administrative expenses were 53.2% compared to 52.9% for the same period last year. The Medicare and managed care pricing changes noted above resulted in lower revenues, however, there was no corresponding reduction in the company’s actual cost of providing the related products and services. These revenue pricing factors had the effect of increasing the expense percentages by 0.9% and 1.3% for the three- and six-month periods ended June 30, 2006, respectively. Therefore, absent the revenue pricing effects, the comparison between the reported periods reflects expense leveraging achieved through the successful implementation of a number of cost saving initiatives.

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

     For the six-month periods ended June 30, 2006 and 2005, share-based compensation expense was $1.9 million and $2.2 million, respectively. The adoption of SFAS No. 123R had a minimal effect on the comparison between quarters primarily due to the November 2005 acceleration of the vesting of outstanding employee stock options with per share prices above $26.00, so that each such option became fully vested. That action eliminated the future compensation expense of the unvested portion of such options. The share-based compensation expense in both periods is comprised largely of expense associated with restricted stock awards and units for which expense recognition was previously required under the principles of APB No. 25.

     Qui tam Settlement and Related Costs. In early August 2005, Apria reached a preliminary agreement to settle two qui tam lawsuits for the aggregate sum of $17.6 million. Such agreement was reached prior to the filing of the company’s Form 10-Q for the quarter ended June 30, 2005, and therefore an initial accrual of $20 million was recorded in the period ended June 30, 2005 to provide for the settlement amount plus an estimate for legal fees and other related costs. The settlement was finalized in a definitive agreement that was fully executed and became effective on September 30, 2005, and Apria paid the settlement amount on that date. Actual legal fees and related costs ultimately totaled $1.7 million. During the fourth quarter of 2005, the initial accrual was adjusted to the actual expenditures incurred.

     Amortization of Intangible Assets. For the quarter and six months ended June 30, 2006, amortization expense was $1.7 million and $2.9 million, respectively. This compares to $1.5 million and $3.1 million for the same periods last year. See “Liquidity and Capital Resources – Business Combinations.”

     Interest Expense and Income. Interest expense was $8.6 million for the second quarter of 2006 as compared to $5.1 million for the comparable period in 2005. For the year-to-date periods in 2006 and 2005, interest expense was $16.8 million and $9.8 million, respectively. The increase in interest expense in 2006 is primarily attributable to the increase in long-term debt incurred to repurchase $175 million of Apria’s common stock late in 2005. The increase in base interest rates during 2005 also contributed to the increase. Interest income was $541,000 and $186,000 for the three months ended June 30, 2006 and 2005, respectively. For the year-to-date periods in 2006 and 2005, interest income was $1.5 million and $159,000, respectively. See “Liquidity and Capital Resources – Long-term Debt” and “Treasury Stock.”

     Income Tax Expense. Income taxes for the six-month period ended June 30, 2006 have been provided at a lower effective rate than is expected to be applicable for the entire year. The lower rate is due to a decrease in state tax contingencies from a change in estimate during the second quarter of 2006, and a decrease in Federal tax contingencies for a 2002 Internal Revenue Service, or IRS, audit completed during the first quarter of 2006. This decrease was partially offset by an increase in Federal tax contingencies for a 2003 IRS audit, expected to be completed by the end of 2006.

     Income taxes for the six-month period ended June 30, 2005 were provided at a higher effective rate than was applicable for that year. The higher rate was due to an accrual recorded to reflect the settlement of two previously-disclosed qui tam lawsuits, a portion of which was not deductible. This higher rate was partially offset by a decrease in the valuation allowance and corresponding reduction of the tax provision that was recorded in the first quarter of 2005. Such adjustment resulted from state net operating loss carryforwards that became realizable based on a change in estimate of expected future earnings.

     At June 30, 2006, the company had various apportioned state net operating loss carryforwards which resulted in a deferred tax asset of $8.8 million net of Federal tax benefit.

     Inflation. Apria is impacted by rising costs for certain inflation-sensitive operating expenses such as vehicle fuel, labor and employee benefits and facility and equipment leases.

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

     Further, Apria has initiated a project to implement a new enterprise-wide information system. The overall objective of the project is to deliver the necessary technology and automation across the organization to enable service improvements, productivity and access to information. Management has completed the system selection phase and expects to progress to initial phases of development in 2006. The total cost of the project will be determined once the implementation roadmap and project planning are completed.

     Cash Flow. Cash provided by operating activities was $128.9 million in the first six months of 2006 compared to $96.3 million in the corresponding period in 2005. The increase in operating cash flow between the two periods is due primarily to strong cash collections of receivables; minimal income tax payments due to a favorable IRS tax ruling; and the timing of payroll liabilities.

     Cash used in investing activities decreased to $70.7 million for the first six months of 2006 compared to $157.9 million during the same period last year. A significant reduction in the level of acquisitions executed during the first half of 2006 is the primary driver of this decrease. The increase in purchases of patient service and other equipment in 2006 is directly attributable to the new CIGNA contract. In order to accelerate the CIGNA transition, Apria not only increased purchases of new equipment but also purchased from previous providers equipment that was already in place with existing patients. The CIGNA related purchases were largely completed in the first quarter of 2006.

     Cash used in financing activities was $49.7 million during the first six months of 2006 compared to cash provided by financing activities of $35.2 million for the first six months of 2005. The primary drivers of this change are noted above, the most significant of which are the improvement in operating cash flow and the absence of acquisitions. As a result, during the second quarter, the company reduced the amount owed on its revolving line of credit by $55 million.

     Contractual Cash Obligations. The following table summarizes Apria’s long-term cash payment obligations to which the company is contractually bound. The years presented below represent 12-month rolling periods ending June 30.

(dollars in millions)	2007	2008	2009	2010	2011	There- after	Totals

Revolving loan	$-	$-	$-	$-	$335	$-	$335
Convertible senior notes (3 3/8%) (1)	-	-	-	-	-	250	250
Capital lease obligations and other debt	1	-	-	-	-	-	1
Operating leases	54	45	33	24	16	25	197
Deferred acquisition payments	2	-	-	-	-	-	2

Total contractual cash obligations	$57	$45	$33	$24	$351	$275	$785

(1) The holders of the convertible senior notes will first have the option to require Apria to repurchase all or a portion of their notes in September 2008. Interest on these notes is paid bi-annually in March and September. Unless the notes are earlier converted, redeemed or repurchased, such interest payments will total $8.4 million annually in years 2007 through 2011 and $8.4 million annually until the notes mature in 2033.

     Accounts Receivable. Accounts receivable before allowance for doubtful accounts decreased to $255.5 million at June 30, 2006, from $268.0 million at December 31, 2005. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 52 days at June 30, 2006 compared to 57 at December 31, 2005. The decrease in days sales outstanding is a result of strong cash collections and the relative absence of acquisitions in recent months, as discussed below under “Unbilled Receivables.”

     Accounts aged in excess of 180 days of total receivables for certain payor categories, and in total, are as follows:

	June 30,	December 31,
	2006	2005

Total	20.7%	21.1%

Medicare	24.3%	22.8%
Medicaid	30.0%	28.7%
Self pay	32.8%	35.9%
Managed care/other	18.6%	19.4%

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $32.4 million and $41.6 million at June 30, 2006 and December 31, 2005, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility. The higher unbilled amount at December 31, 2005 is largely due to acquisitions effected throughout 2005. The time-consuming processes of converting patient files onto Apria’s systems and obtaining provider numbers from governmental payors routinely delay billing of the newly acquired business.

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

     The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of Apria’s patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 81% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Depending on the product type, the company performs physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories. Inventory and patient service equipment losses for the six months ended June 30, 2006 and 2005, were $2.2 million and $1.3 million, respectively.

     Long-term Debt. Revolving Credit Facility. Apria’s credit agreement with Bank of America and a syndicate of lenders was amended and restated effective June 23, 2006. The amendment extended the maturity date from November 23, 2009 to June 23, 2011 and lowered the applicable interest rate margins. The new applicable margins range from 0.625% to 1.25% for Eurodollar loans and from zero to 0.25% for base rate loans. The range for commitment fees on the unused portion of the revolving credit facility is now 0.10% to 0.20%.

     At June 30, 2006, borrowings under Apria’s revolving credit facility were $335.0 million; outstanding letters of credit totaled $3.9 million; and credit available under the revolving facility was $161.1 million. The company continues to be in compliance with all covenants required by the credit agreement. The effective interest rate at June 30, 2006, after consideration of the effect of the swap agreements described below, was 6.35%. See “Hedging Activities” below.

     Convertible Senior Notes. At June 30, 2006, the fair value of the $250 million in convertible senior notes was $235.1 million, as determined by reference to quoted market prices.

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

     At June 30, 2006, Apria had two interest rate swap agreements in effect to fix its variable rate debt. One such agreement has a notional amount of $25 million, a fixed rate of 3.42% and expires in December 2006. The other agreement, a forward-starting contract, became effective in January 2006. The agreement has a three-year term and a notional amount of $25 million, with a fixed rate of 4.44%.

     During the second quarter, Apria terminated one of its swap agreements. Such agreement had a notional amount of $25 million, and fixed variable rate debt at 4.38%. Apria’s counterparty paid cash to terminate the in-the-money agreement.

     The swap agreements are being accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the six-month periods ended June 30, 2006 and 2005, Apria paid net settlement amounts of $251,000 and $101,000, respectively. The aggregate fair value of the two remaining swap agreements was an asset of $885,000 and $769,000 at June 30, 2006 and December 31, 2005, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other assets. Unrealized gains on the fair value of the swap agreements are reflected in other comprehensive income or interest expense/income within the condensed consolidated statements of income as applicable. Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance.

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

     Apria has decided not to complete its previously-announced $75 million share repurchase in order to focus on reducing its long-term debt.

     Business Combinations. Apria periodically acquires complementary businesses in specific geographic markets. Given the potential for a higher gross margin, Apria targets respiratory therapy businesses. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying condensed consolidated income statements from the dates of acquisition. In accordance with SFAS No. 142, goodwill is no longer being amortized. Covenants not to compete are being amortized over the life of the respective agreements. Tradenames and customer lists are being amortized over the period of their expected benefit.

     The aggregate consideration for acquisitions that closed during the first six months of 2006 was $1.1 million. Allocation of this amount was made to other intangible assets. Consequently, because Apria had already been servicing the existing patient bases on a subcontract basis, no patient service equipment was acquired. Cash paid for acquisitions, which includes amounts deferred from prior periods, totaled $5.0 million and $96.2 million in the first six months of 2006 and 2005, respectively.

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

ITEM 4.     CONTROLS AND PROCEDURES

     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the company’s management, including the company’s principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the company’s principal executive officer and principal financial officer each concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

     During the quarter ended June 30, 2006, there have been no changes to the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     Apria is the defendant in a California class action lawsuit containing blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. Venegas vs. Apria Healthcare, Inc., et al., was filed on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC -- 06 -- 449669). No class has been certified at this time, but on behalf of a purported class consisting of certain hourly employees of the company in the State of California, the complaint seeks compensatory and punitive damages in an unspecified amount as well as other relief. The company has filed an answer to the complaint denying all material allegations and asserting a number of affirmative defenses. Based on the company’s preliminary investigation of the allegations, management believes there are meritorious defenses to the claims and the company intends to vigorously defend the lawsuit. No assurance can be given, however, that the ultimate disposition of this case will not have a material adverse effect on the company’s financial condition or results of operations.

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

ITEM 1A.     RISK FACTORS

     The risk factors presented in Apria’s Annual Report on Form 10K/A, as filed with the Securities and Exchange Commission on March 23, 2006, are incorporated herein by reference with the exception of the risk factor titled “Medicare/Medicaid Reimbursement Rates” which is restated below in its entirety.

Medicare/Medicaid Reimbursement Rates—Continued reductions in Medicare and Medicaid reimbursement rates could have a material adverse effect on Apria’s results of operations and financial condition.

     Medicare Reimbursement. There are a number of legislative and regulatory activities by the Centers for Medicare and Medicaid Services, or CMS, that affect or may affect Medicare reimbursement policies for items and services provided by Apria. Such provisions are outlined below in chronological order.

     The Balanced Budget Act of 1997 granted streamlined authority to the U.S. Department of Health and Human Services, or HHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an “inherent reasonableness” authority. CMS issued a rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program.

     In September 2003, the HHS Office of Inspector General, or OIG, issued a proposed rule intended to clarify terms and the application of program exclusion authority for submitting claims containing excessive charges. Under the rule, a provider could be excluded if its charges to Medicare or Medicaid are substantially in excess of the provider’s usual charges, unless there is good cause. The proposed clarification defined “substantially in excess” as those charges that are 120% or more of the provider’s usual charges. The company, along with many other providers and members of the public, submitted formal comments to the OIG regarding the proposed rule in the fall of 2003. Based upon statements of federal legislators issued in early 2006, it is the company’s understanding that the OIG is currently working on a final rule. Because the company is unaware of what changes the OIG may make to the proposed rule before it is made final, Apria cannot at this time quantify any negative impact that this rule, if and when issued, may have on the company.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, also referred to as the Medicare Modernization Act, or MMA, became law. The provisions contained therein which are significant to Apria are as follows:

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

•

Reimbursement reduction for inhalation drugs — The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced through a shift to the manufacturer-reported average sales price (subject to adjustment each quarter) plus 6%, plus a separate dispensing fee per patient episode. The dispensing fees for 2005 were $57.00 for a 30-day supply of medications and $80.00 for a 90-day supply. Effective January 1, 2006, the dispensing fees were established at $57.00 for a 30-day supply for a new patient and $33.00 for each 30-day supply thereafter. The 90-day dispensing fee was lowered to $66.00. Historically, the dispensing fees have been published annually by CMS as part of the physician fee schedule. However, the proposed rates for the dispensing fees were not included in the advance copy of the proposed physician fee schedule released on August 8, 2006. CMS has indicated there will be no change to the dispensing fees in 2007.

•

Establishment of a competitive bidding program for Medicare Part B — Such a program would require that suppliers wishing to provide certain items to beneficiaries submit bids to Medicare. The program, for as yet unspecified durable medical equipment items and services, is to be phased in as follows: (i) 10 of the largest metropolitan statistical areas, or MSAs, in 2007; (ii) 80 of the largest MSAs in 2009; and (iii) additional areas after 2009. The legislation contains special provisions for rural areas.

On April 24, 2006, CMS issued a proposed rule for the competitive bidding program under Medicare Part B, related to durable medical equipment, prosthetics and supplies, or DMEPOS, and related matters. The document outlines CMS’ general intent and proposed procedures and requirements regarding competitive acquisition for DMEPOS beginning some time in 2007. However, it does not specify: (i) which DMEPOS products will be included in the 10 initial competitive acquisition program areas; (ii) which MSAs will be included in the initial round of competitive bidding, although it does explicitly exclude New York City, Chicago and Los Angeles from the first round; (iii) target cost savings; (iv) specific quality standards; or (v) specific provider guidelines for preparing, completing and implementing the bids in each area. The proposed rule also introduced certain concepts not previously addressed. Such concepts require much more evaluation and consideration by all parties, including CMS and its legal advisors. CMS accepted comments on all aspects of the proposed rule as of June 30, 2006, and Apria submitted extensive comments.

After reviewing comments submitted by stakeholders on the proposed rule for the competitive bidding program, on August 1, 2006, CMS issued a final rule, the August 1 Final Rule, related to only selective aspects of the competitive bidding program. CMS informed the provider community that it would issue additional final rules and guidance related to competitive bidding later in 2006. The August 1 Final Rule finalized CMS’ plan to work with Competitive Bidding Implementation Contractors, or CBICs, to administer the competitive bidding program in conjunction with CMS and the DME Medicare Administrator Contractors, or DME MACs. It also clarified CMS’ plan to administer certain aspects of accrediting providers in order to qualify their participation in competitive bidding. CMS also noted that it expects to issue the final quality standards, including product-specific standards, through a program instruction memo or through other CMS communication, later in the year. Given the limited information available regarding CMS’ plan for the competitive bidding program, such as the final list of products and services and the MSAs to be included, Apria cannot estimate the impact of the competitive bidding program at this time.

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

•

Reimbursement for home infusion therapy under Medicare Part D -- Currently, a limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. The Medicare Modernization Act provides expanded coverage for the drugs only, but excludes coverage for the supplies and clinical services needed to safely and effectively provide home infusion therapy services to patients in the home. The company has contracted with a limited number of Medicare Part D prescription drug plans in order to provide continuity of care for Medicare/Medicaid dual eligible patients. Due to nationwide Part D implementation issues experienced by home infusion providers in the first half of 2006, the industry is continuing to work with CMS to rectify the coverage and payment policies that are causing implementation challenges. In addition, a bill was introduced in Congress this summer to move home infusion therapy coverage from Medicare Part D to Part B and provide for benefit coverage in a more comprehensive manner and one that is analogous to how the therapy is covered by the managed care sector. The likelihood of the bill’s passage is unknown at this time.

     The Deficit Reduction Act of 2005, or DRA, was signed by the President in February 2006. However, a number of lawsuits were subsequently filed to prevent its implementation because the House and Senate approved different versions of the bill due to a clerical error. Two of these cases have been dismissed at the district court level, one case is being pursued on appeal and three others are still pending in district court. Should the legislation survive as written, it contains the following provisions that will impact reimbursement to Apria:

•

In 2007, durable medical equipment currently categorized in the capped rental category by CMS, such as hospital beds, wheelchairs, nebulizers, patient lifts and continuous positive airway pressure devices, will be considered purchased outright at the end of the maximum rental period and the ownership of such devices will transfer directly to the patients. The maximum rental period, which had been 15 months with an option for the patients to purchase the equipment in the tenth month, will be reduced to 13 months. The new 13-month rental period policy took effect on January 1, 2006, and therefore the first month in which the new policy will impact the company’s revenue is February 2007. In addition, the service and maintenance fee that had been paid to suppliers twice yearly after the rental period ended will be eliminated for patients commencing service on or after January 1, 2006. Management estimates that the reduction in rental revenues and the loss of the service and maintenance fee in 2007 will be approximately $4.5 million and $2.0 million, respectively. Instead, suppliers will have the option of billing Medicare for any repairs and/or maintenance performed on the patient-owned equipment, though the reimbursement rates for such work have not yet been established. Depending on the ultimate level of such reimbursement, Apria may not continue to provide repair and maintenance service on the patient-owned equipment. Management is currently evaluating the impact of these changes on revenues in future years and on the corresponding cost of sales.

•

Reimbursement for oxygen equipment will convert from an ongoing rental method to a rent-to-purchase method. The DRA mandates that oxygen equipment reimbursement will be limited to 36 months, after which time the ownership of the equipment will transfer to the patient, who will assume all responsibility for identifying when repairs or preventive maintenance are needed. Such repairs and preventive maintenance have historically been provided by home oxygen providers and included in the bundled monthly payment Medicare pays for oxygen therapy. The DRA did authorize the Secretary of HHS to establish service and/or maintenance fees, but the circumstances and rates are still unknown. The DRA applies to patients on service with suppliers from January 1, 2006 forward. Accordingly, the first month in which the new repair and maintenance policy will impact the company is January 2009.

On July 27, 2006, CMS issued an advance copy of an Oxygen Payment Proposed Rule, regarding implementation of certain aspects of the DRA’s provisions related to oxygen therapy and home medical equipment coverage for Medicare Part B. The Oxygen Payment Proposed Rule establishes new payment categories for oxygen content and equipment, and also suggests new payment rates. After the 36-month rental cap is reached, providers would continue to be reimbursed for delivering oxygen contents to those patients who require it, as well as certain limited maintenance services, but the Oxygen Payment Proposed Rule does not provide reimbursement for certain non-repair, non-maintenance service costs that Apria may incur. The Oxygen Payment Proposed Rule is silent as to how certain clinical, delivery, after-hours, billing/collection and other patient support services will be provided to patients and reimbursed by the Medicare program. The proposed new payment amounts would go into effect January 1, 2007, but the 36-month rental period would be retroactively assigned to January 1, 2006 for all beneficiaries requiring oxygen as of December 31, 2005. Since the rule is still in a proposed status, the net impact of the changes cannot be estimated at this time.

The President’s current healthcare proposals seek to further reduce the maximum rental period for oxygen equipment from the now-mandated 36 months to 13 months. There are other initiatives to reduce the rental period further, but it is uncertain whether any of these initiatives will ultimately be approved by Congress. There also are other legislative provisions that have been introduced in Congress that would repeal the oxygen reimbursement cap and equipment ownership issues included in the DRA, but it is uncertain whether and when any of this legislation ultimately would be passed by Congress.

     Other outstanding issues that will or could have an impact on Medicare reimbursement levels to Apria are summarized as follows:

•

In late December 2005, CMS issued the 2006 Health Care Procedure Coding System, or HCPCS, fee schedule for Medicare Part B medications and the new two-tiered dispensing fee for inhalation therapies. The fee schedule took effect on January 1, 2006, and included two HCPCS codes for commercially manufactured budesonide (Pulmicort®)[1] and DuoNeb®[2]. The fee schedule also included a revised definition for the HCPCS codes for commercially manufactured budesonide and budesonide compounded from a powder, and separated these products into two unique codes. Management estimates that the impact of this change is an annual revenue reduction of approximately $3 million.

•

In January 2006, CMS published a final regulation that would shift payment for certain respiratory assist devices from the current “frequent and substantial” payment category to the “capped rental” category. Under “frequent and substantial” payment, Medicare payment continues for the duration of time the beneficiary requires the device, while “capped rental” payment continues for 13 months (a reduction from 15 months, mandated by the recently enacted DRA.) The change in the payment category became effective April 1, 2006. The policy applies to those respiratory assist devices (also known as BiPAP STs) that have a backup rate feature that delivers pressure whenever the user’s spontaneous breathing efforts are insufficient. The first claims received for each Medicare beneficiary with a date of service on or after April 1, 2006, including beneficiaries with existing rental equipment, are counted as the first rental month in the capped rental period. Thus, the first month in which the new categorization will impact the company’s revenue will be May 2007. The estimate for this change in payment categories is a reduction in annual revenues of $4 million. Management is currently evaluating the impact that this change will have on the corresponding cost of sales.

•

In January 2006, CMS announced the designation of four specialty contractors, DME MACs, which soon will be responsible for handling the administration of Medicare claims from suppliers of durable medical equipment. Thus, all applicable claims will be handled by these new entities. The four new DME MACs were originally scheduled to replace the existing DMERCs on July 1, 2006; however, two of the four will be delayed until October 1, 2006. It is difficult at this time to predict precisely how this transformation will affect the suppliers. The company cannot predict or estimate the potential impact of this change on collections of its accounts receivable.

•

On March 24, 2006, the three Program Safeguard Contractors, or PSCs, overseeing durable medical equipment issued a proposed Local Coverage Determination, or LCD, for nebulizer medications covered by Medicare Part B. In their respective geographic regions, the PSC medical directors are responsible for implementing medical policies that conform to Medicare rules, regulations, coverage guidelines and payment policies for Part B as mandated by law or other regulations. The LCD for nebulizer medications proposes to change the payment and coverage policies for certain inhalation therapies that are provided in conjunction with the durable medical equipment nebulizer. Specifically, four provisions were proposed: (i) payment for levalbuterol (commercially manufactured as brand-name Xopenex®)[3] will be based on the allowance for generic albuterol sulfate; (ii) payment for commercially-manufactured, brand-name DuoNeb® will be based on the allowance for separate unit dose vials of albuterol sulfate and ipratropium bromide; (iii) coverage for a variety of other nebulizer drugs will be eliminated because the PSCs assert that there is inadequate support in the medical literature for administration using a DME nebulizer; and (iv) maximum monthly utilization limits for budesonide will be defined. The PSCs issued a deadline of May 8, 2006 by which formal comments from the public and interested parties were required to be submitted. In addition, the three PSCs scheduled public hearings on the subject, all of which were completed by May 17, 2006. Nothing further has been published since that time.

Apria participated – along with numerous other industry representatives, manufacturers, providers, physician and patient advocacy groups – in the public hearings and has also submitted formal written comments to the PSCs and CMS. The company believes that the MMA is clear in its intent to prescribe the Part B average sales price reimbursement formula for single-source drugs which applies to both DuoNeb® and Xopenex®. The company further believes that the PSCs do not have the legal authority to circumvent the average sales price methodology through the issuance of an LCD that invokes their authority to use the “Least Costly Alternative” as the basis for reimbursement for these drugs. Apria is working with industry representatives to further demonstrate to the PSCs that such a decision would have an unprecedented, extraordinary and negative impact on access to prescription medications used in the front-line treatment of chronic obstructive pulmonary disease. The company has determined that if the four provisions of the LCD are implemented as proposed in the March 24 document, it will generally not provide DuoNeb® and Xopenex® to existing or future patients, as the cost would far exceed the reimbursement rate. The company would undertake an effort to inform existing patients and physicians of the option to use the generic drugs that the PSCs have deemed to be therapeutically equivalent to these brand-name drugs. Such an effort would mitigate but not eliminate the full effect of the change in reimbursement; the estimated annual gross profit reduction of providing the replacement medications in lieu of the brand name drugs is $13 million.

The manufacturer of Xopenex® previously had announced that it is attempting to negotiate a solution to this issue directly with CMS that would reduce the reimbursement rate while maintaining patient access to the drug within the Medicare Part B program. Apria does not have the particulars of such a proposal but believes that such a solution could also have an adverse affect on its revenues and results of operations. In the advance copy of the physician fee schedule released on August, 8, 2006, CMS states that it is reopening the comment period for the final rule addressing reimbursement for Medicare Part B drugs under the average sales price methodology. It is possible that this process may impact reimbursement for nebulizer medication covered by Medicare Part B, including Xopenex®. At this time, Apria cannot predict how this reopening of the comment period will affect the negotiation process or the ultimate payment rate

[1]	Pulmicort ® is a registered trademark of AstraZeneca AB Corporation
[2]	DuoNeb® is a registered trademark of Dey L.P.
[3]	Xopenex ® is a registered trademark of Seprecor, Inc.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) (b) (c)	The Annual Meeting of Stockholders of the company on April 21, 2006.

Directors elected or reelected at the Annual Meeting for a term of one year:

Vicente Anido, Jr.
Terry P. Bayer
I.T. Corley
David L. Goldsmith
Lawrence M. Higby
Richard H. Koppes
Philip R. Lochner, Jr.
Mahvash Yazdi

Matters Voted Upon at Annual Meeting:

Election of Directors

As of April 21, 2006, the company’s Board of Directors consisted of eight members. The results of the stockholder voting were as follows:

	FOR	WITHHOLD/ ABSTENTIONS	BROKER NON-VOTES
Vicente Anido, Jr. Terry P. Bayer I.T. Corley David L. Goldsmith Lawrence M. Higby Richard H. Koppes Philip R. Lochner, Jr. Mahvash Yazdi	34,707,298 34,769,698 34,707,312 34,534,987 34,425,900 34,704,454 34,695,891 34,768,566	694,283 631,883 694,269 866,594 975,681 697,127 705,690 633,015	– – – – – – – –

Ratification of the Company’s Independent Registered Public Accountants

The Board of Directors appointed Deloitte & Touche LLP as the company’s independent registered public accounting firm for the fiscal year ending year ending December 31, 2006, subject to shareholder approval. The results of the stockholder voting were as follows:

For Against Abstain Broker Non-Votes	35,031,572 330,108 39,901 –

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.     EXHIBITS

Exhibits:
Exhibit Number 10.1	Reference First Amendment to Fourth Amended and Restated Credit Agreement.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC. Registrant
August 9, 2006	/s/ AMIN I. KHALIFA Amin I. Khalifa Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ALICIA PRICE Alicia Price Vice President and Controller (Principal Accounting Officer)