Form 10-Q
period 2006-09-30
APRIA HEALTHCARE GROUP INC
filed 2006-11-09
CIK 882289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 7, 2006 there were outstanding 42,629,906 shares of the Registrant’s common stock, par value $.001 per share, which is the only class of common stock of the Registrant (not including 16,972,857 shares held in treasury).

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

For the period ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited).
     •  Condensed Consolidated Balance Sheets
     •  Condensed Consolidated Income Statements
     •  Condensed Consolidated Statements of Cash Flows
• Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

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

In addition, the military and national security activities in which the United States is currently engaged have and could continue to have significant impacts on the economy and government spending priorities. Deficit spending by the government as the result of adverse developments in the economy and the continuing costs of military and national security activities will most likely increase pressure to reduce government expenditures for other purposes, including government-funded programs such as Medicare and Medicaid.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(dollars in thousands)	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,057	$23,304
Accounts receivable, less allowance for doubtful accounts of $34,330
and $41,527 at September 30, 2006 and December 31, 2005, respectively	222,425	226, 478
Inventories, net	40,862	42,571
Deferred income taxes	34,135	30,916
Prepaid expenses and other current assets	24,267	20,732

TOTAL CURRENT ASSETS	335,746	344,001

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $442,895
and $446,728 at September 30, 2006 and December 31, 2005, respectively	214,074	225,575
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net	46,634	46,087
DEFERRED INCOME TAXES	997	4,059
GOODWILL	539,416	540,985
INTANGIBLE ASSETS, less accumulated amortization of $7,576 and
$7,988 at September 30, 2006 and December 31, 2005, respectively	7,414	10,580
DEFERRED DEBT ISSUANCE COSTS, net	5,057	5,248
OTHER ASSETS	8,943	9,363

	$1,158,281	$1,185,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$62,613	$63,984
Accrued payroll and related taxes and benefits	37,649	51,167
Accrued insurance	11,304	11,763
Income taxes payable	8,279	8,664
Other accrued liabilities	28,695	30,748
Current portion of long-term debt	6,842	4,465

TOTAL CURRENT LIABILITIES	155,382	170,791

LONG-TERM DEBT, exclusive of current portion	546,658	640,855
DEFERRED INCOME TAXES	60,165	38,079
OTHER NON-CURRENT LIABILITIES	8,023	9,009
COMMITMENTS AND CONTINGENCIES (Note I)

TOTAL LIABILITIES	770,228	858,734

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized;
none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
59,430,629 and 59,215,749 shares issued at September 30, 2006 and
December 31, 2005, respectively; 42,457,772 and 42,250,564 shares
outstanding at September 30, 2006 and December 31, 2005, respectively	59	59
Additional paid-in capital	475,389	468,099
Treasury stock, at cost; 16,972,857 and 16,965,185 shares at September 30, 2006
and December 31, 2005, respectively	(429,573)	(429,432)
Retained earnings	341,869	287,982
Accumulated other comprehensive income	309	456

TOTAL STOCKHOLDERS’ EQUITY	388,053	327,164

	$1,158,281	$1,185,898

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(dollars in thousands, except per share data)	2006	2005	2006	2005

Net revenues	$382,214	$367,615	$1,126,349	$1,114,409
Costs and expenses:
Cost of net revenues:
Product and supply costs	87,371	76,062	255,608	231,535
Patient service equipment depreciation	28,100	28,050	85,548	83,153
Respiratory therapy services	9,650	8,690	28,538	25,724
Nursing services	2,090	2,275	6,497	6,823
Other	3,883	3,617	10,847	10,814

TOTAL COST OF NET REVENUES	131,094	118,694	387,038	358,049

Provision for doubtful accounts	9,168	12,160	29,073	39,410
Selling, distribution and administrative	202,661	201,354	598,706	596,057
Qui tam settlement and related costs (Note I)	-	-	-	20,000
Amortization of intangible assets	1,082	2,047	4,024	5,176

TOTAL COSTS AND EXPENSES	344,005	334,255	1,018,841	1,018,692

OPERATING INCOME	38,209	33,360	107,508	95,717
Interest expense	7,955	5,628	24,772	15,419
Interest income	(93)	(366)	(1,607)	(525)

INCOME BEFORE TAXES	30,347	28,098	84,343	80,823
Income tax expense	11,041	8,843	30,456	33,382

NET INCOME	$19,306	$19,255	$53,887	$47,441

Basic net income per common share	$0.45	$0.39	$1.27	$0.97

Diluted net income per common share	$0.45	$0.38	$1.26	$0.95

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

(dollars in thousands)	2006	2005

OPERATING ACTIVITIES
Net income	$53,887	$47,441
Items included in net income not requiring cash:
Provision for doubtful accounts	29,073	39,410
Depreciation and amortization	105,077	104,999
Amortization of deferred debt issuance costs	1,310	1,297
Deferred income taxes	21,931	(8,144)
Share-based compensation	4,016	2,643
Loss on disposition of assets and other	20	50
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(25,020)	(53,769)
Inventories, net	1,708	1,484
Prepaid expenses and other assets	3,624	(2,952)
Accounts payable, exclusive of book cash overdraft	6,605	2,168
Accrued payroll and related taxes and benefits	(13,658)	(6,491)
Income taxes payable	(325)	(3,341)
Accrued expenses	1,689	3,346

NET CASH PROVIDED BY OPERATING ACTIVITIES	189,937	128,141

INVESTING ACTIVITIES
Purchases of patient service equipment and property,
equipment and improvements, exclusive of effects of acquisitions	(90,717)	(92,121)
Proceeds from disposition of assets	722	685
Cash paid for acquisitions, including payments of deferred consideration	(7,794)	(101,907)

NET CASH USED IN INVESTING ACTIVITIES	(97,789)	(193,343)

FINANCING ACTIVITIES
Proceeds from revolving credit facilities	14,800	41,250
Payments on revolving credit facilities	(109,800)	(11,000)
Payments on other long-term debt	(5,228)	(5,706)
Change in book cash overdraft included in accounts payable	(3,261)	(6,776)
Capitalized debt issuance costs	(1,119)	(15)
Issuances of common stock	3,213	20,490

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(101,395)	38,243

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,247)	(26,959)
Cash and cash equivalents at beginning of period	23,304	39,399

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,057	$12,440

See notes to condensed consolidated financial statements.

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

Reclassifications: Certain amounts from prior periods have been reclassified to conform to the current period presentation. Purchases of patient service equipment and property, equipment and improvements presented on the condensed consolidated statement of cash flows for the nine months ended September 30, 2005, have been revised to exclude purchases that were unpaid at the end of that period. Also, certain respiratory therapy and infusion therapy nursing expenses, which were previously presented in the selling, distribution and administrative expense line, are now included as separate line items on the condensed consolidated income statement within cost of net revenues. The respiratory therapy and infusion therapy nursing expenses that have been reclassified to cost of net revenues are comprised primarily of employee salary and benefit costs and fees paid to contracted workers who are deployed to service a patient. Apria’s respiratory therapy and infusion therapy nursing personnel are also engaged in a number of administrative and marketing tasks, and accordingly, the costs related to those activities remain classified within selling, distribution and administrative expenses. See “Clinical Expenses.”

Use of Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. For the nine-month period ended September 30, 2006, approximately 37% of the company’s revenues were reimbursed under arrangements with Medicare and Medicaid, and no other third-party payor group represented more than 9% of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represent less than 11% of total net revenues for the year-to-date period ended September 30, 2006.

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

Revenues from Capitation Arrangements: Revenues derived from capitation arrangements with managed care organizations totaled $40,780,000 and $120,547,000 for the three- and nine-month periods ended September 30, 2006, respectively. For the three- and nine-month periods in 2005, such revenues were $36,651,000 and $109,457,000.

Clinical Expenses: Respiratory therapy and infusion therapy nursing expenses included in selling, distribution and administrative expenses totaled $4,979,000 and $14,638,000 for the three and nine-month periods ended September 30, 2006, respectively. For the corresponding periods in 2005, such respiratory therapy and infusion therapy nursing expenses were $5,804,000 and $17,269,000, respectively.

Distribution Expenses: Distribution expenses, totaling $43,924,000 and $131,004,000 for the three and nine-month periods ended September 30, 2006, respectively, are included in selling, distribution and administrative expenses. For the corresponding periods in 2005, distribution expenses were $42,980,000 and $127,889,000, respectively.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company plans to adopt FIN 48 in the first quarter of calendar year 2007. The company is currently evaluating the impact of adoption on its consolidated financial statements.

In September 2006, The FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the statement to determine what, if any, impact it will have on the company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides guidance on quantifying financial statement misstatements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management plans to adopt SAB No. 108 in the fourth quarter of 2006 and is currently evaluating the bulletin to determine the method of adoption that will be utilized and what, if any, impact it will have on the company’s consolidated financial statements.

NOTE B – BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying condensed consolidated income statements from the dates of acquisition. During the nine-month periods ended September 30, 2006 and 2005, cash paid for acquisitions was $7,794,000 and $101,907,000, which included deferred payments of $5,239,000 and $2,794,000, respectively. At September 30, 2006 and December 31, 2005, deferred consideration payable totaled $395,000 and $5,682,000, respectively, and is included in the condensed consolidated balance sheets in other accrued liabilities.

During the nine-month period ended September 30, 2006, Apria closed three acquisitions, including two for customer bases that were previously being serviced by Apria on a subcontract basis. Pending receipt of additional valuation information, amounts preliminarily allocated to goodwill, other intangible assets, and patient service and other property, plant and equipment were $326,000, $1,090,000, and $2,159,000 respectively. Revenues and net income from these acquisitions are not material to the company’s consolidated financial statements.

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

The net decrease in goodwill for the nine months ended September 30, 2006 is comprised of a write-off of goodwill in the sale of a previously-acquired business back to the original seller; adjustments to preliminary acquisition valuations that resulted in goodwill decreases; and goodwill recorded in conjunction with 2006 acquisitions. Substantially all of the goodwill recorded during the periods presented is expected to be deductible for tax purposes.

Intangible assets, all of which are subject to amortization, consist of the following:

(dollars in thousands)		September 30, 2006			December 31, 2005

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	5.0	$13,900	$(7,011)	$6,889	$16,352	$(6,316)	$10,036
Trade names	-	-	-	-	628	(440)	188
Customer lists	1.0	1,090	(565)	525	1,588	(1,232)	356

	3.4	$14,990	$(7,576)	$7,414	$18,568	$(7,988)	$10,580

Estimated amortization expense for the current year and each of the next five years ending December 31 is presented below:

Year Ending December 31,	(dollars in thousands)

2006	$ 4,999
2007	2,803
2008	2,066
2009	1,254
2010	316

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

At September 30, 2006, borrowings under the revolving credit facility were $295,000,000; outstanding letters of credit totaled $3,855,000; credit available under the revolving facility was $201,145,000; and Apria was in compliance with all covenants required by the credit agreement.

Convertible Senior Notes: At September 30, 2006, the fair value of the $250,000,000 in convertible senior notes was $239,063,000, as determined by reference to quoted market prices.

Hedging Activities: Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. At September 30, 2006, Apria had two interest rate swap agreements in effect. One agreement, which will expire in December 2006, has a notional amount of $25,000,000 with a fixed rate of 3.42%. The other agreement, a forward-starting contract with a three-year term, became effective in January 2006, and has a notional amount of $25,000,000 that fixes an equivalent amount of the company’s variable rate debt at 4.44%.

The swap agreements are being accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. Apria received a net settlement amount of $382,000 for the nine-month period ended September 30, 2006 and paid a net settlement amount of $68,000 for the nine-month period ended September 30, 2005. The aggregate fair value of the two remaining swap agreements was an asset of $447,000 and $769,000 at September 30, 2006 and December 31, 2005, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other assets. Unrealized gains on the fair value of the swap agreements are reflected in other comprehensive income or interest expense/income within the condensed consolidated statements of income as applicable. Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance.

NOTE E – STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2006, changes to stockholders’ equity were comprised of the following amounts:

(dollars in thousands)

Net income	$53,887
Exercise of stock options	3,213
Tax benefit related to the exercise of stock options	61
Change in treasury stock	(141)
Stock-based compensation	4,016
Other comprehensive loss, net of taxes	(147)

$60,889

Net income and total comprehensive income differ by unrealized gains or losses related to interest rate swap agreements, net of taxes. For the three months ended September 30, 2006 and 2005, total comprehensive income was $19,257,000 and $19,739,000 respectively. For the nine months ended September 30, 2006 and 2005, total comprehensive income was $53,740,000 and $47,767,000, respectively.

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

For the three and nine month periods ended September 30, 2006, the company recorded share-based compensation expense of $2,135,000 and $4,016,000, respectively. All such compensation is reflected in the accompanying condensed consolidated income statement within the selling, distribution and administrative expense line item. Share-based compensation expense recognized in the first nine months of 2006 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for periods prior to 2006, the company accounted for forfeitures as they occurred.

For the three and nine months ended September 30, 2006, Apria’s adoption of SFAS No. 123R reduced the company’s operating income and income before taxes by $1,306,000 and $1,656,000, respectively and net income was reduced by $919,000 and $1,238,000, respectively. Basic and diluted earnings per share were each reduced by $0.02 for the three months ended September 30, 2006. For the nine months ended September 30, 2006, basic and diluted earnings per share were each reduced by $0.03. The adoption of SFAS No. 123R did not affect cash flow.

For the three and nine months ended September 30, 2006, cash received from the exercise of options totaled $354,000 and $3,213,000, respectively and income tax benefits related to stock-based compensation arrangements amounted to $31,000 and $61,000, respectively.

The company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the company’s expected annual dividend yield. Apria’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the company’s stock options granted in the nine months ended September 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The key input assumptions that were utilized in the valuation of the stock options granted during the nine months ended September 30, 2006 and 2005, are summarized in the table below.

	Nine Months Ended September 30,

	2006	2005

Expected option term (1)	4.83 years	4.13 years
Expected volatility (2)	27.1%	31.7%
Risk-free interest rate (3)	4.73%	3.78%
Expected annual dividend yield	0%	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.
(2)	Expected volatility represents a combination of historical stock price volatility and implied volatility from publicly-traded options on Apria’s common stock.
(3)	The risk-free interest rate is based on the implied yield on a U.S. Treasury zero coupon issue with a remaining term equal to the expected term of the option.

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

Stock Options: Apria’s incentive plan provides for the granting of stock options to employees and non-employee directors. Such grants to employees may include non-qualified and incentive stock options. The exercise price of an option is established at the fair market value of a share of Apria common stock on the date of grant. Vesting of stock options is time-based and is generally over a three-year period.

The following table summarizes the activity for stock options for the nine months ended September 30, 2006:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	4,076,705	$25.28
Granted	721,000	22.75
Exercised	(135,918)	21.79
Forfeited	(512,170)	27.75

Outstanding at September 30, 2006	4,149,617	$24.65	6.31	$3,157,055

Vested or expected to vest as of September 30, 2006	4,071,145	$24.69	6.25	$3,155,564

Exercisable at September 30, 2006	3,604,617	$24.95	5.84	$3,148,755

The weighted-average fair value of stock options granted during the nine months ended September 30, 2006 was $7.22. There were 49,000 stock options granted in the corresponding period in 2005. The total intrinsic value of options exercised was $245,000 and $10,118,000 for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, total unrecognized stock-based compensation cost related to unvested stock options was $3,210,000, which is expected to be expensed over a weighted-average period of 1.44 years.

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

The following table summarizes the activity for restricted stock purchase rights for the nine months ended September 30, 2006:

	Restricted Stock Purchase Rights	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	546,000	$6.71
Granted	-	-
Exercised	(40,500)	6.57
Forfeited	(87,500)	6.85

Outstanding at September 30, 2006	418,000	$6.70	6.98	$5,451,860

Vested or expected to vest as of September 30, 2006	380,200	$6.68	6.97	$4,966,411

Exercisable at September 30, 2006	134,000	$6.46	6.87	$1,779,520

The total intrinsic value of restricted stock purchase rights exercised was $625,000 and $418,000 for the nine months ended September 30, 2006 and 2005, respectively. No such awards were granted during these two periods.

As of September 30, 2006, total unrecognized stock-based compensation cost related to unvested restricted stock purchase rights was $3,772,000, which is expected to be expensed over a weighted-average period of 3.35 years.

Restricted Stock Awards and Units: Apria’s incentive plan provides for the granting of restricted stock and restricted stock units to its non-employee directors and employees (limited to executive management). Such awards generally require that certain performance conditions and service conditions be met before the awards will vest.

The following table summarizes the activity for restricted stock awards and units for the nine months ended September 30, 2006:

	Shares or Share Units	Weighted-Average Grant-Date Fair Value

Nonvested restricted stock awards and units at January 1, 2006	281,384	$33.86
Granted	292,000	$22.45
Vested and released	(38,462)	$33.95
Forfeited	(95,000)	$28.35

Nonvested restricted stock awards and units at September 30, 2006	439,922	$27.46

The weighted-average fair value of restricted stock awards and units granted during the nine months ended September 30, 2006 was $22.45. There were 81,384 awards granted in the corresponding period in 2005. Restricted stock awards or units released during the nine months ended September 30, 2006 and 2005, were 38,462 and 26,000 shares, respectively. The total intrinsic value of restricted stock awards or units released was $768,000 and $832,000 for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, total unrecognized stock-based compensation cost related to unvested restricted stock awards and units was $9,220,000, which is expected to be expensed over a weighted-average period of 3.11 years.

Prior Period Pro Forma Presentation: Apria had previously adopted the provisions of SFAS No. 123 through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and nine months ended September 30, 2005 as if the company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

	Three Months Ended September 30,	Nine Months Ended September 30,

(in thousands, except per share data)	2005	2005

Net income as reported	$19,255	$47,441
Add: stock-based compensation expense included in reported net income, net of related tax effects	247	1,585

Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	(1,627)	(6,515)

Pro forma net income	$17,875	$42,511

Basic net income per share:
As reported	$0.39	$0.97
Pro forma	$0.36	$0.87

Diluted income per share:
As reported	$0.38	$0.95
Pro forma	$0.35	$0.85

NOTE G – INCOME TAXES

Income taxes for the nine-month period ended September 30, 2006 have been provided at a lower effective rate than is expected to be applicable for the entire year. The lower rate is due to a decrease in the valuation allowance during the third quarter of 2006 resulting from state net operating loss carryforwards that became realizable based on a change in state tax law. This decrease was partially offset by an increase in Federal tax contingencies for a 2003 IRS audit expected to be completed by the end of 2006. In addition, the lower rate is due to a decrease in state tax contingencies resulting from a change in estimate during the second quarter of 2006 and a decrease in Federal tax contingencies for a 2002 IRS audit completed during the first quarter of 2006.

Income taxes for the nine-month period ended September 30, 2005 were provided at a higher effective rate than was applicable for that year. The higher rate was due to an accrual recorded to reflect the settlement of two previously-disclosed qui tam lawsuits, a portion of which was not deductible. This higher rate was partially offset by a decrease in the valuation allowance and corresponding reduction of the tax provision that was recorded in the first quarter of 2005. Such adjustment resulted from state net operating loss carryforwards that became realizable based on a change in estimate of expected future earnings.

At September 30, 2006, the company had various apportioned state net operating loss carryforwards which resulted in a deferred tax asset of $8,827,000, net of Federal tax benefit.

NOTE H – PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share data)	2006	2005	2006	2005

Numerator:
Net income	$19,306	$19,255	$53,887	$47,441
Numerator for basic and diluted per share amounts –
income available to common stockholders	$19,306	$19,255	$53,887	$47,441

Denominator:
Denominator for basic per share
amounts – weighted average shares	42,436	49,495	42,407	49,145

Effect of dilutive securities:
Employee stock options –
dilutive potential common shares	351	970	436	966

Denominator for diluted per share amounts –
adjusted weighted average shares	42,787	50,465	42,843	50,111

Basic net income per common share	$0.45	$0.39	$1.27	$0.97

Diluted net income per common share	$0.45	$0.38	$1.26	$0.95

Employee stock options excluded from the
computation of diluted per share amounts:

Shares for which exercise price exceeds
average market price of common stock	3,649	15	3,574	595

Average exercise price per share that exceeds
average market price of common stock	$26.18	$34.59	$26.32	$33.43

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

Qui Tam Settlement and Related Costs: As previously reported, Apria was the subject of an investigation launched in mid-1998 by the U.S. Attorney’s office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerned the documentation supporting Apria’s billing for services provided to patients whose healthcare costs were paid by Medicare and other federal programs. The investigation related to two civil qui tam lawsuits against Apria filed by individuals suing on behalf of the government. Apria and representatives of the government and the individual plaintiffs reached a preliminary agreement in early August 2005 to settle these lawsuits for the aggregate sum of $17,600,000, without any admission of wrongdoing by Apria. The settlement was finalized in a definitive agreement that was fully executed and became effective on September 30, 2005, and Apria paid the settlement amount on that date. Apria also incurred $1,658,000 in legal fees and other related costs. Apria’s condensed consolidated financial statements for the nine months ended September 30, 2005 reflect an initial accrual of $20,000,000 for the settlement and related costs. During the fourth quarter of 2005, such accrual was adjusted to $19,258,000, the aggregate of the actual amounts of the settlement and related costs.

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

     Apria’s branch locations are organized into 15 geographic regions. Each region consists of a number of branches and a regional office that provides key administrative support services. All regions provide respiratory therapy and home medical equipment and supplies, and most of the regions provide infusion therapy. Many operational support and administrative services are provided at a corporate level. Management continues to evaluate opportunities to gain efficiencies and cost savings by consolidating additional regional functions. Management has historically considered each region an operating segment. For financial reporting purposes, all the company’s operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

    Strategy. Apria’s mission is to be the first choice of patients and payors for homecare needs. Apria has positioned itself in the marketplace as the low cost, quality provider of a broad range of home healthcare services to managed care customers and to Medicare. The specific elements of the company’s strategy to achieve its mission and optimize its market position are as follows:

•	Growth - Apria's primary focus is to increase organic sales growth and to increase market share in its core service lines. The company will continue to invest in service line extensions.
•	Productivity - Apria strives to leverage its nationwide infrastructure to reduce costs by enhancing best practices and by investing in systems improvements.
•	Service - Apria differentiates itself from the competition by setting a high standard for customer service.
•	People - Apria recruits, develops and advances individuals who are leaders in order to respond to changing market conditions and to maximize sales and earnings growth.

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

Results of Operations

     Net Revenues. Net revenues were $382.2 million in the third quarter of 2006, compared to $367.6 million for the same quarter of 2005. For the nine-month period ended September 30, 2006, net revenues were $1,126.3 million compared to $1,114.4 million for the corresponding period in 2005. The increases for both the three and nine-month periods are volume-based. Much of the increases were related to a new national contract and the associated sales efforts to develop accounts outside of the contract network. Also, incremental revenue from acquisitions effected in late 2005 and in 2006 is estimated at approximately $1.7 million for the third quarter in 2006 and $18.5 million for the 2006 nine-month period. The net revenue increases were partially offset by pricing declines. Lower dispensing fees for respiratory drugs went into effect January 1, 2006 and the average sales prices, which are used as the basis for Medicare reimbursement of respiratory drugs and are updated each quarter, have generally been lower in 2006 than in 2005. Further, the Medicare reimbursement reduction for oxygen and oxygen equipment that became effective April 8, 2005 affected the comparison between the 2006 and 2005 year-to-date periods only. The combined effect of these Medicare reductions on year-to-year comparisons was $1.8 million for the third quarter of 2006 and $13.0 million for the first nine months of 2006. Additionally, reduced pricing for three of the company’s larger managed care contracts caused revenues to decline by approximately $2.7 million and $8.7 million for the quarter and year-to-date periods in 2006, respectively.

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

     The following table sets forth a summary of net revenues by service line:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006		2005		2006		2005

(dollars in thousands)	$	%	$	%	$	%	$	%

Respiratory therapy	$258,134	67.5%	$249,847	68.0%	$767,571	68.2%	$763,248	68.5%
Infusion therapy	69,980	18.3%	65,893	17.9%	202,983	18.0%	192,158	17.2%
Home medical equipment/other	54,100	14.2%	51,875	14.1%	155,795	13.8%	159,003	14.3%

Total net revenues	$382,214	100.0%	$367,615	100.0%	$1,126,349	100.0%	$1,114,409	100.0%

     Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the respiratory therapy service line increased by 3.3% in the third quarter of 2006 and by 0.6% year-to-date when compared to the corresponding periods of 2005. The Medicare reductions noted above adversely affected revenues for the respiratory therapy line. Excluding these reductions, revenues from the respiratory line would have increased by 4.1% and 2.3% for the third quarter and first nine months of 2006, respectively. Such increases were largely attributable to the new national contract and related growth and to acquisitions as noted above.

     Growth between the year-to-date periods in 2005 and 2006 in the largest respiratory categories is as follows: Excluding the effects of the Medicare reductions, revenues from oxygen and oxygen systems were relatively flat and revenues from respiratory medications increased 3.1% in 2006. Revenues from the continuous positive and bi-level airway pressure devices and related supplies, which currently comprise approximately 28% of total respiratory revenues, grew by 13.9%. Much of this growth is being derived through a program the company has instituted to provide via mail the necessary supplies to patients already utilizing the airway pressure devices.

     Infusion Therapy. The infusion therapy service line involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased by 6.2% and 5.6% in the three and nine months ended September 30, 2006 when compared to the same periods last year. The growth was generated by the enteral nutrition offering, which represents just under half of the infusion therapy line. Enteral nutrition increased by 17.5% and 12.7% for the three and nine months ended September 30, 2006, respectively, due mainly to organizational changes and the management focus that has been placed on this sub-category.

     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues increased by 4.3% and decreased by 2.0% for the three and nine months ended September 30, 2006, respectively, when compared to the corresponding periods in 2005. The home medical equipment line was impacted by decreases in hospital utilization rates for many of the company’s managed care contractors that began in the second half of 2005. Managed care pricing compression has also had a negative effect on this line.

     Medicare Reimbursement. There are a number of legislative and regulatory activities by the Centers for Medicare and Medicaid Services, or CMS, that affect or may affect Medicare reimbursement policies for items and services provided by Apria. Certain material provisions are outlined below in chronological order.

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

     In September 2003, the HHS Office of Inspector General, or OIG, issued a proposed rule intended to clarify certain terms and the application of program authority to exclude claims containing excessive charges. Under the rule, a provider could be excluded if its charges to Medicare or Medicaid were substantially in excess of the provider’s usual charges, unless there was good cause. The proposed clarification defined “substantially in excess” as charges that are 120% or more of the provider’s usual charges. The company, along with many other providers and members of the public, submitted formal comments to the OIG regarding the proposed rule in the fall of 2003. Based upon statements of federal legislators issued in early 2006, it is the company’s understanding that the OIG is currently working on a final rule. Because the company is unaware of what changes the OIG may make to the proposed rule before it is finalized, Apria cannot at this time quantify any negative impact that this rule, if and when issued, may have on the company.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, also referred to as the Medicare Modernization Act, or MMA, became law. The provisions contained therein that are significant to Apria are as follows:

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

•

Reimbursement reductions for inhalation drugs – The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced through a shift to the manufacturer-reported average sales price (subject to adjustment each quarter) plus 6%, plus a separate dispensing fee per patient episode. The dispensing fees for 2006 are $57.00 for a 30-day supply for a new patient and $33.00 for each 30-day supply thereafter. The 90-day dispensing fee is $66.00. CMS has indicated there will be no change to the dispensing fees in 2007.

•

Establishment of a competitive bidding program for Medicare Part B – Such a program would require that suppliers wishing to provide certain items to beneficiaries submit bids to Medicare. Although the specific durable medical equipment items and services subject to this rule remain unspecified, the program is to be phased in as follows: (i) 10 of the largest metropolitan statistical areas, or MSAs, in 2007; (ii) 80 of the largest MSAs in 2009; and (iii) additional areas after 2009. The legislation contains special provisions exempting rural areas.

On April 24, 2006, CMS issued a proposed rule for the competitive bidding program under Medicare Part B, related to durable medical equipment, prosthetics and supplies, or DMEPOS, and related matters. The document outlined CMS' general intent and proposed procedures and requirements regarding competitive acquisition for DMEPOS beginning some time in 2007. However, it did not specify: (i) which DMEPOS products will be included in the 10 initial competitive acquisition program areas; (ii) which MSAs will be included in the initial phase of competitive bidding, although it does explicitly exclude New York City, Chicago and Los Angeles from the first phase; (iii) target cost savings; (iv) specific quality standards; or (v) specific provider guidelines for preparing, completing and implementing the bids in each area. The proposed rule also introduced certain concepts not previously addressed. CMS accepted comments on all aspects of the proposed rule as of June 30, 2006, and Apria submitted extensive comments.

After reviewing comments submitted on the proposed rule for the competitive bidding program on August 1, 2006, CMS issued a final rule, the August 1 Final Rule, limited to only selective aspects of the competitive bidding program. CMS informed the provider community that it would issue additional final rules and guidance related to competitive bidding later in 2006. The August 1 Final Rule finalized CMS' plan to work with Competitive Bidding Implementation Contractors, or CBICs, to administer the competitive bidding program in conjunction with CMS and the DME Medicare Administrator Contractors, or DME MACs. It also clarified CMS' plan to administer certain aspects of accrediting providers in order to qualify to participate in competitive bidding. CMS issued final quality standards for competitive bidding participants on August 14, 2006. On October 13, 2006, CMS announced that it awarded Palmetto GBA the contract to serve as a CBIC for the program. Given that the final rule on competitive bidding is not expected to be released until later this year and the limited information available regarding CMS' final plan for the competitive bidding program, such as the list of products and services and the MSAs to be included, Apria cannot estimate at this time the impact of the competitive bidding program on the company's operations or financial condition.

•

Incentives for expansion of Medicare Part C – The Medicare Modernization Act includes financial incentives for managed care plans to expand their provision of Medicare Advantage plans in 2006 in an effort to attract more Medicare beneficiaries to managed care models. The company maintains contracts to provide respiratory therapy, infusion and medical equipment and related services to a significant number of managed care plans nationwide, and believes that the Medicare Advantage expansion represents a growth opportunity.

•

Reimbursement for home infusion therapy under Medicare Part D – Currently, a limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. The Medicare Modernization Act provides expanded coverage for the drugs only, but excludes coverage for the supplies and clinical services needed to safely and effectively provide home infusion therapy services to patients in the home. The company has contracted with a limited number of Medicare Part D prescription drug plans in order to provide continuity of care for certain patients. Due to nationwide Part D implementation issues experienced by home infusion providers in the first half of 2006, the industry is continuing to work with CMS and Congress to rectify the coverage and payment limitations that are causing implementation challenges for providers, patients and referral sources. In addition, a bill was introduced in Congress this summer to consolidate home infusion therapy coverage under Part B. The bill would provide for benefit coverage in a more comprehensive manner and one that is analogous to how the therapy is covered by the managed care sector. Although the bill had 40 sponsors as of the end of October, the likelihood of the bill's passage is unknown at this time.

     The Deficit Reduction Act of 2005, or DRA, was signed by the President in February 2006. However, a number of lawsuits were subsequently filed to prevent its implementation because the House and Senate approved different versions of the bill due to a clerical error. Three of these cases have been dismissed at the district court level, two cases are being pursued on appeal and one other is still pending in district court. Should the legislation survive as written, it contains the following provisions that will impact reimbursement to Apria:

•

In 2007, durable medical equipment currently categorized in the capped rental category by CMS, such as hospital beds, wheelchairs, nebulizers, patient lifts and continuous positive airway pressure devices, will be considered purchased outright at the end of the maximum rental period and the ownership of such devices will transfer directly to the patients. The maximum rental period, which had been 15 months with an option for the patients to purchase the equipment in the tenth month, will be reduced to 13 months. The new 13-month rental period policy took effect on January 1, 2006, and therefore the first month in which the new policy will impact the company's revenue is February 2007. The service and maintenance fee that had been paid to suppliers twice yearly after the rental period ended was eliminated for patients commencing service on or after January 1, 2006. In addition, according to a final rule issued in advance copy on November 1, 2006, supplier replacement of equipment during the rental period is limited, and suppliers must replace beneficiary-owned equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years. Management estimates that the reduction in rental revenues and the loss of the service and maintenance fees in 2007 will be approximately $4 million and $0.5 million, respectively. However, this estimate is subject to assumptions and uncertainties and the actual negative impact on revenue and fees may be greater or less.

•

Reimbursement for oxygen equipment will also convert from an ongoing rental method to a rent-to-purchase method. The DRA mandates that oxygen equipment reimbursement will be limited to 36 months, after which time the ownership of the equipment will transfer to the patient, who will assume primary responsibility for identifying when repairs or preventive maintenance are needed. Such repairs and preventive maintenance have historically been provided by home oxygen providers and included in the bundled monthly rental payment from Medicare for oxygen therapy. The new DRA payment amounts will go into effect January 1, 2007, but the 36-month rental period will be retroactively applied to January 1, 2006 for all beneficiaries requiring oxygen as of December 31, 2005. Accordingly, the first month in which the transfer of ownership for oxygen equipment and the new repair and maintenance policy will impact the company is January 2009.

On November 1, 2006, CMS issued an advance copy of the final rule relating to the implementation of the DRA provisions for durable medical equipment and oxygen therapy. The final rule establishes new payment classes for oxygen equipment, including transfilling and portable equipment, new monthly rental payment rates, and new payment rates for the delivery of oxygen contents for patient-owned equipment after title to the equipment transfers. According to this final rule, beginning in 2008, Medicare will review the utilization patterns and fee schedule rates and consider whether an adjustment to the payment rates is needed in order to satisfy the statutory mandate of budget neutrality.

This final rule permits payment to suppliers for certain general maintenance and servicing of certain patient-owned oxygen equipment every six months, beginning after the first six months the patient owns the equipment. The final rule limits payment for general maintenance and servicing visits to thirty minutes of labor based on rates the Medicare contractors establish. CMS declined to offer general maintenance and servicing payments for beneficiary-owned liquid and gas equipment with the exception of a single payment for pick-up and storage or disposal of such equipment that a beneficiary no longer needs. Once title to the oxygen equipment transfers, CMS will also pay for certain other reasonable and necessary but non-routine repairs, but not for patient support services. Apria may or may not continue to provide repair and maintenance service on patient-owned equipment and is in the process of evaluating the impact of these changes.

The final rule also limits supplier replacement of oxygen equipment during the rental period, and requires suppliers to replace beneficiary-owned equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years.

The President's current healthcare proposals seek to further reduce the maximum rental period for oxygen equipment from the now-mandated 36 months to 13 months. There are other initiatives to reduce the rental period further, but it is uncertain whether any of these initiatives will ultimately be approved by Congress. For example, in September 2006, the HHS Office of Inspector General published a report entitled "Medicare Home Oxygen: Equipment Cost and Servicing." The report was the result of an audit survey conducted by the OIG beginning in the Fall of 2005. The survey's stated objective was to study the average acquisition cost of oxygen concentrators. The final report included a recommendation that Congress consider further reductions to oxygen payment levels, including the possibility of limiting the maximum rental period for oxygen equipment from the DRA-mandated 36 months to 13 months. The industry has analyzed the report and shared concerns about the narrow scope of the report and its findings with the OIG, CMS, Members of Congress and other government agencies. There are also legislative provisions that have been introduced in Congress that would repeal the current oxygen reimbursement cap and equipment ownership mandate included in the DRA, but it is uncertain whether and when any of the OIG's recommendations or the repeal legislation ultimately would be adopted and passed by Congress.

     Other outstanding issues that will or could have an impact on Medicare reimbursement levels to Apria are summarized as follows:

•

In late December 2005, CMS issued the 2006 Health Care Procedure Coding System, or HCPCS, fee schedule for Medicare Part B medications and the new two-tiered dispensing fee for inhalation therapies. The fee schedule took effect on January 1, 2006, and included two HCPCS codes for commercially manufactured budesonide (Pulmicort®)(1) and DuoNeb®(2). The fee schedule also included a revised definition for the HCPCS codes for commercially manufactured budesonide and budesonide compounded from a powder, and separated these products into two unique codes. Management currently estimates that the impact of this change is an annual gross profit reduction in 2006 of approximately $3 million. However, this estimate is subject to assumptions and uncertainties and the actual negative impact on gross profit may be greater or less.

In October 2006, CMS issued the 2007 HCPCS list for Medicare Part B medications. The 2007 list includes new codes for certain compounded medications, but does not include the proposed Medicare allowable rates for the new codes. Apria anticipates that the list of rates will likely be published by January 1, 2007. However, management does not expect such coding or reimbursement changes to have a material impact on the company due to the extremely low volume of custom, patient-specific, physician-prescribed compounding performed by its inhalation pharmacies.

•

In January 2006, CMS published a final regulation that would shift payment for certain respiratory assist devices from the current "frequent and substantial" payment category to the "capped rental" category. Under "frequent and substantial" payment, Medicare payment continues for the duration of time the beneficiary requires the device, while "capped rental" payment continues for 13 months (a reduction from 15 months, mandated by the recently enacted DRA.) The change in the payment category became effective April 1, 2006. The policy applies to those respiratory assist devices (also known as BiPAP STs) that have a backup rate feature that delivers pressure whenever the user's spontaneous breathing efforts are insufficient. The first claims received for each Medicare beneficiary with a date of service on or after April 1, 2006, including beneficiaries with existing rental equipment, are counted as the first rental month in the capped rental period. Thus, the first month in which the new categorization will impact the company's revenue will be May 2007. The company's estimate for this change in payment categories is a reduction in annual revenues of $3 million. However, this estimate is subject to assumptions and uncertainties and the actual negative impact on revenue may be greater or less.

•

In January 2006, CMS announced the designation of four specialty contractors, DME MACs, which will be responsible for handling the administration of all Medicare claims from suppliers of durable medical equipment. Three of the four new DME MACs are currently processing claims; National Heritage Insurance Company (NHIC) for Region A, AdminaStar Federal for Region B (effective July 1, 2006) and Noridian Administrative Services for Region D (effective October 1, 2006). The Region C contract is currently under appeal and the transition plans have been delayed for that Region until further notice. It is difficult at this time to predict precisely how this change in claims administration will affect DME suppliers, nor can the company predict or estimate the potential impact of this change on collections of its accounts receivable.

•

On March 24, 2006, the three Program Safeguard Contractors, or PSCs, overseeing durable medical equipment issued a proposed Local Coverage Determination, or LCD, for nebulizer medications covered by Medicare Part B. In their respective geographic regions, the PSC medical directors are responsible for implementing medical policies that conform to Medicare rules, regulations, coverage guidelines and payment policies for Part B as mandated by law or other regulations. The LCD for nebulizer medications proposes to change the payment and coverage policies for certain inhalation therapies that are provided in conjunction with the durable medical equipment nebulizer. Specifically, four provisions were proposed: (i) payment for levalbuterol (commercially manufactured as brand-name Xopenex®)(3) will be based on the allowance for generic albuterol sulfate; (ii) payment for commercially-manufactured, brand-name DuoNeb® will be based on the allowance for separate unit dose vials of albuterol sulfate and ipratropium bromide; (iii) coverage for a variety of other nebulizer drugs will be eliminated because the PSCs assert that there is inadequate support in the medical literature for administration using a DME nebulizer; and (iv) maximum monthly utilization limits for budesonide will be defined. The PSCs issued a deadline of May 8, 2006 by which formal comments from the public and interested parties were required to be submitted. In addition, the three PSCs scheduled public hearings on the subject, all of which were completed by May 17, 2006. Nothing further has been published since that time.

Apria participated - along with numerous other industry representatives, manufacturers, providers, physician and patient advocacy groups - in the public hearings and has also submitted formal written comments to the PSCs and CMS. The company believes that the MMA is clear in its intent to prescribe the Part B average sales price reimbursement formula for single-source drugs which applies to both DuoNeb® and Xopenex®. The company further believes that the PSCs do not have the legal authority to circumvent the average sales price methodology through the issuance of an LCD that invokes their authority to use the "Least Costly Alternative" as the basis for reducing the reimbursement for these drugs. Apria is continuing to work with industry representatives to further demonstrate to CMS and the PSCs that such a decision would have a negative impact on access to prescription medications used in the front-line treatment of chronic obstructive pulmonary disease. The company has determined that if the four provisions of the LCD are implemented as proposed in the March 24 document, it will generally not provide DuoNeb® and Xopenex® to existing or future patients covered by Medicare, as the cost would far exceed the reimbursement rate. The company would undertake an effort to inform existing patients and physicians of the option to use the generic drugs that the PSCs have deemed to be therapeutically equivalent to these brand-name drugs. Such an effort would be intended to mitigate but likely would not eliminate the full effect of the change in reimbursement; the company's current estimated annual gross profit reduction of providing the replacement medications in lieu of the brand name drugs is $13 million in 2007. However, this estimate is subject to assumptions and uncertainties and the actual negative impact on gross profit may be greater or less.

The manufacturer of Xopenex® previously had announced that it is attempting to negotiate a solution to this issue directly with CMS that would reduce the reimbursement rate while maintaining patient access to the drug within the Medicare Part B program. Apria does not have the particulars of such a proposal but believes that such a solution could also have an adverse affect on its revenues and results of operations. After reopening the comment period for reimbursement of Medicare Part B drugs under the average sales price methodology in the proposed physician fee schedule released on August 8, 2006, CMS issued an advance copy of the final physician fee schedule rule on November 1, 2006. It is possible that this final rule may adversely impact reimbursement for nebulizer medication covered by Medicare Part B.

•

On September 20, 2006, CMS announced that it has revised the LCD for power mobility devices resulting in reductions to the power mobility devices fee schedule. The revised fee schedule imposes reductions for certain power mobility devices of up to 50%. The changes are scheduled to take effect November 15, 2006. Management's estimate of the annualized reduction in Apria's revenues resulting from these fee schedule changes is $5 million. However, this estimate is subject to assumptions and uncertainties and the actual negative impact on revenue may be greater or less. The industry is continuing work with CMS to obtain clarification and modification of the LCD. The industry also believes that Medicare beneficiary access to power mobility will be restricted by this LCD and therefore has requested revisions to the fee schedule.

      Apria cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on Apria’s results of operations, cash flow and capital resources.

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

     Gross Margin. The gross margin was 65.7% in the third quarter of 2006 and 67.7% in the same period last year. For the nine months ended September 30, 2006 and 2005, the margins were 65.6% and 67.9%, respectively. The principal causes of the declines are the Medicare reimbursement reductions and managed care pricing reductions discussed above, as well as shifts in product mix to lower margin items.

     Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable which are not expected to be collected are estimated and provided for by applying specific percentages to each receivables aging category, which is determined by the number of days the receivable is outstanding. The provision for doubtful accounts, expressed as a percentage of net revenues, was 2.4% and 3.3% for the third quarter of 2006 and 2005, respectively. On a year-to-date basis, the provision was 2.6% and 3.5% for the first nine months of 2006 and 2005, respectively. The improvement between the periods reflects improvements in cash collections and notably the success of a credit card program designed to collect patient receivables upon delivery and automatically on the rental due date thereafter. Also, the absence of acquisitions in recent months has allowed the revenue management teams to focus on basics and best practices, as discussed below under “Liquidity and Capital Resources – Accounts Receivable.”

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

     Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 53.0% in the third quarter of 2006 and 54.8% in the third quarter of 2005. For the nine months ended September 30, 2006, selling distribution and administrative expenses were 53.2% compared to 53.5% for the same period last year. The Medicare and managed care pricing changes noted above resulted in lower revenues, however, there was no corresponding reduction in the company’s actual cost of providing the related products and services. These revenue pricing factors had the effect of increasing the expense percentages by 0.6% and 1.0% for the three- and nine-month periods ended September 30, 2006, respectively. Therefore, absent the revenue pricing effects, the comparison between the reported periods reflects expense leveraging achieved through the successful implementation of a number of cost saving initiatives. Such initiatives include those in the revenue management area whereby productivity and efficiencies have been enhanced by consolidating and centralizing certain functions. Billing and collection activities for several of the company’s larger payors have been centralized as have certain other related functions. Also, in the logistics area, the routing of deliveries has been automated which has resulted in decreased miles per delivery stop and increased stops per driver. The company has been successful in converting these productivity improvements to cost savings.

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

     For the nine-month periods ended September 30, 2006 and 2005, share-based compensation expense was $4.0 million and $2.6 million, respectively. The adoption of SFAS No. 123R had a minimal effect on the comparison between quarters primarily due to the November 2005 acceleration of the vesting of outstanding employee stock options with per share prices above $26.00, so that each such option became fully vested. That action eliminated the future compensation expense of the unvested portion of such options. The share-based compensation expense in both periods is comprised largely of expense associated with restricted stock awards and units for which expense recognition was previously required under the principles of APB No. 25.

     Qui tam Settlement and Related Costs. In early August 2005, Apria reached a preliminary agreement to settle two qui tam lawsuits for the aggregate sum of $17.6 million. The settlement was finalized in a definitive agreement that was fully executed and became effective on September 30, 2005, and Apria paid the settlement amount on that date. An initial accrual of $20 million to provide for the settlement amount plus an estimate for legal fees and other related costs is reflected in the condensed consolidated income statement for the nine-month period ended September 30, 2005. Actual legal fees and related costs ultimately totaled $1.7 million. During the fourth quarter of 2005, the initial accrual was adjusted to the actual expenses incurred.

     Amortization of Intangible Assets. For the quarter and nine months ended September 30, 2006, amortization expense was $1.1 million and $4.0 million, respectively. This compares to $2.0 million and $5.2 million for the same periods last year. See “Liquidity and Capital Resources – Business Combinations.”

     Interest Expense and Income. Interest expense was $8.0 million for the third quarter of 2006 as compared to $5.6 million for the comparable period in 2005. For the year-to-date periods in 2006 and 2005, interest expense was $24.8 million and $15.4 million, respectively. The increases in interest expense in 2006 is primarily attributable to the increase in long-term debt incurred to repurchase $175 million of Apria’s common stock late in 2005. The increase in base interest rates also contributed to the increases. Interest income was $93,000 and $366,000 for the three months ended September 30, 2006 and 2005, respectively. For the year-to-date periods in 2006 and 2005, interest income was $1.6 million and $525,000, respectively. See “Liquidity and Capital Resources – Long-term Debt” and “Treasury Stock.”

     Income Tax Expense. Income taxes for the nine-month period ended September 30, 2006 have been provided at a lower effective rate than is expected to be applicable for the entire year. The lower rate is due to a decrease in the valuation allowance during the third quarter of 2006 resulting from state net operating loss carryforwards that became realizable based on a change in state tax law. This decrease was partially offset by an increase in Federal tax contingencies for a 2003 IRS audit expected to be completed by the end of 2006. In addition, the lower rate is due to a decrease in state tax contingencies resulting from a change in estimate during the second quarter of 2006 and a decrease in Federal tax contingencies for a 2002 IRS audit completed during the first quarter of 2006.

     Income taxes for the nine-month period ended September 30, 2005 were provided at a higher effective rate than was applicable for that year. The higher rate was due to an accrual recorded to reflect the settlement of two previously-disclosed qui tam lawsuits, a portion of which was not deductible. This higher rate was partially offset by a decrease in the valuation allowance and corresponding reduction of the tax provision that was recorded in the first quarter of 2005. Such adjustment resulted from state net operating loss carryforwards that became realizable based on a change in estimate of expected future earnings.

     At September 30, 2006, the company had various apportioned state net operating loss carryforwards which resulted in a deferred tax asset of $8.8 million, net of Federal tax benefit.

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

     Further, Apria has initiated a project to implement a new enterprise-wide information system. The overall objective of the project is to deliver the necessary technology and automation across the organization to enable improvements in service, productivity and access to information. The overall implementation roadmap and project plan are nearing completion, and development on certain modules has commenced. The total cost of the project will be determined once the project planning has been completed.

     Cash Flow. Cash provided by operating activities was $189.9 million in the first nine months of 2006 compared to $128.1 million in the corresponding period in 2005. The increase in operating cash flow between the two periods is due primarily to strong cash collections of receivables and reduced income tax payments due to a favorable IRS tax ruling.

     Cash used in investing activities decreased to $97.8 million for the first nine months of 2006 compared to $193.3 million during the same period last year. A significant reduction in the level of acquisitions executed during the first nine months of 2006 is the primary driver of this decrease. Cash paid for acquisitions, including payments of deferred consideration, decreased from $101.9 million for the nine months ended September 30, 2005 to $7.8 million for the corresponding period in 2006.

     Cash used in financing activities was $101.4 million during the first nine months of 2006 compared to cash provided by financing activities of $38.2 million for the first nine months of 2005. The primary drivers of this change are noted above, the most significant of which are the improvement in operating cash flow and the absence of acquisitions. As a result, during the nine months ended September 30, 2006, the company reduced the amount owed on its revolving line of credit by $95 million.

     Contractual Cash Obligations. The following table summarizes Apria’s long-term cash payment obligations to which the company is contractually bound. The years presented below represent 12-month rolling periods ending September 30.

(dollars in millions)	2007	2008	2009	2010	2011	There- after	Totals

Revolving loan	$-	$-	$-	$-	$295	$-	$295
Convertible senior notes (3.375%) (1)	-	-	-	-	-	250	250
Capital lease obligations and other debt	7	1	1	-	-	-	9
Operating leases	51	43	32	23	15	23	187

Total contractual cash obligations	$58	$44	$33	$23	$310	$273	$741

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

     Accounts Receivable. Accounts receivable before allowance for doubtful accounts decreased to $256.7 million at September 30, 2006, from $268.0 million at December 31, 2005. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 52 days at September 30, 2006 compared to 57 at December 31, 2005. The decrease in days sales outstanding is a result of strong cash collections and the relative absence of acquisitions in recent months, as discussed below under “Unbilled Receivables.”

     Accounts aged in excess of 180 days of total receivables for certain payor categories, and in total, are as follows:

	September 30,	December 31,
	2006	2005

Total	21.7%	21.1%

Medicare	21.3%	22.8%
Medicaid	29.4%	28.7%
Self pay	38.3%	35.9%
Managed care/other	21.1%	19.4%

     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $32.4 million and $41.6 million at September 30, 2006 and December 31, 2005, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility. The higher unbilled amount at December 31, 2005 is largely due to acquisitions effected throughout 2005. The time-consuming processes of converting patient files onto Apria’s systems and obtaining provider numbers from governmental payors routinely delay billing of the newly acquired business.

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

     The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of Apria’s patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 83% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Depending on the product type, the company performs physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories. Inventory and patient service equipment losses for the nine months ended September 30, 2006 and 2005, were $3.0 million and $1.4 million, respectively.

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

     At September 30, 2006, borrowings under Apria’s revolving credit facility were $295.0 million; down from $390.0 million at December 31, 2005. The company reduced its long term debt with cash generated from operations. At September 30, 2006, outstanding letters of credit totaled $3.9 million and credit available under the revolving facility was $201.1 million. The company continues to be in compliance with all covenants required by the credit agreement. The effective interest rate at September 30, 2006, after consideration of the effect of the swap agreements described below, was 6.11%. See “Hedging Activities” below.

     Convertible Senior Notes. At September 30, 2006, the fair value of the $250 million in convertible senior notes was $239.0 million, as determined by reference to quoted market prices.

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

     At September 30, 2006, Apria had two interest rate swap agreements in effect to fix its variable rate debt. One such agreement has a notional amount of $25 million, a fixed rate of 3.42% and expires in December 2006. The other agreement, which became effective in January 2006 has a three-year term and a notional amount of $25 million, with a fixed rate of 4.44%.

     The swap agreements are being accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. Apria received a net settlement amount of $382,000 for the nine-month period ended September 30, 2006 and paid a net settlement amount of $68,000 for the nine-month period ended September 30, 2005. The aggregate fair value of the two remaining swap agreements was an asset of $447,000 and $769,000 at September 30, 2006 and December 31, 2005, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other assets. Unrealized gains on the fair value of the swap agreements are reflected in other comprehensive income or interest expense/income within the condensed consolidated statements of income as applicable. Apria’s exposure to credit loss under the swap agreements is limited to the interest rate spread in the event of counterparty non-performance.

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

     Apria has decided not to complete its previously-announced $75 million share repurchase during 2006 in order to focus on reducing its long-term debt.

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

     The aggregate consideration for acquisitions that closed during the first nine months of 2006 was $3.6 million. Pending receipt of additional valuation information, the preliminarily allocation of this amount includes $326,000 to goodwill, $1.1 million to other intangible assets, and $2.2 million to patient service and other property, plant and equipment. Cash paid for acquisitions, which includes amounts deferred from prior periods, totaled $7.8 million and $101.9 million in the first nine months of 2006 and 2005, respectively.

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

     At September 30, 2006, Apria’s revolving credit facility borrowings totaled $295.0 million. The bank credit agreement governing the revolver provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or the London Interbank Offered Rate, or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At September 30, 2006, all of Apria’s outstanding revolving debt was tied to LIBOR.

     During the third quarter of 2006, Apria had two interest rate swap agreements in effect to fix its LIBOR-based variable rate debt. One of the agreements, which will expire in December 2006, has a notional amount of $25 million and a fixed rate of 3.42%. The other agreement became effective in January 2006 for a three-year term, and has a notional amount of $25 million that fixes an equivalent amount of the company’s variable rate debt at 4.44%.

     Based on the revolving debt outstanding and the swap agreements in place at September 30, 2006, a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $2.45 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”

ITEM 4.     CONTROLS AND PROCEDURES

     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the company’s management, including the company’s principal executive officer and acting principal financial officer, carried out an evaluation of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the company’s principal executive officer and acting principal financial officer each concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

     During the quarter ended September 30, 2006, there were no changes to the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

        Medicare Reimbursement Reductions. There are a number of provisions contained within recent legislation and proposed regulations that adversely affect or may adversely affect reimbursement for items and services provided by Apria. For example, in December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, also referred to as the Medicare Modernization Act, or MMA, became law. The MMA and related rules issued by the Centers for Medicare and Medicaid Services, or CMS, implemented reimbursement reductions for a number of products and services provided by Apria and established a proposed competitive bidding program for Medicare Part B, under which suppliers such as Apria wishing to provide certain items to beneficiaries would be required to submit bids to Medicare. The final rule on competitive bidding is not expected to be released until later this year and there is limited information available regarding CMS’ final plan for the competitive bidding program, such as the list of products and services and the metropolitan areas to be included. The first phase of the competitive bidding program is expected to begin in 2007. Accordingly, Apria cannot estimate the impact of the competitive bidding program at this time.

        The Deficit Reduction Act of 2005, or DRA, was signed into law in February 2006. Once fully implemented, the DRA and related rules issued by CMS would result in reduced reimbursement rates for certain durable medical equipment, including home oxygen equipment and services provided by Apria, a reduced period for rental revenue, and potential increased costs associated with replacement of certain patient-owned equipment.

        In addition to these laws, certain other proposed legislative and regulatory activities may affect reimbursement policies for other items and services provided by Apria. These recently enacted reductions and pending proposed reductions in Medicare reimbursement rates could have a material adverse effect on Apria’s net revenues, net income, cash flow and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Revenues – Medicare Reimbursement.”

         Medicaid Reimbursement Reductions. In 2001, some states began adopting alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In a number of states, these changes have reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria elected to stop accepting new Medicaid patient referrals for the affected drugs and biologicals. Further, some states are considering other reductions in Medicaid reimbursement as they work through their respective state’s budget process.

        Medicare and Medicaid payments accounted for approximately 30% and 7%, respectively, of Apria’s net revenues for the nine months ended September 30, 2006. The Medicare reimbursement reductions discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations reduced 2004 net revenues by approximately $15 million, 2005 net revenues by $27 million and net revenues for the nine months ended September 30, 2006 by approximately $13 million.

        Apria cannot estimate the ultimate impact of all legislated and contemplated Medicare and Medicaid reimbursement changes or provide assurance to investors that additional reimbursement reductions will not be made or will not have an adverse effect on the company’s operations and financial condition.

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.     EXHIBITS

Exhibits:
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

APRIA HEALTHCARE GROUP INC. Registrant
November 9, 2006	/s/ LAWRENCE M. HIGBY Lawrence M. Higby Chief Executive Officer
/s/ ALICIA PRICE Alicia Price Vice President and Controller (Principal Accounting Officer)