Form 10-K
period 2006-12-31
APRIA HEALTHCARE GROUP INC
filed 2007-03-01
CIK 882289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-14316
APRIA HEALTHCARE GROUP INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	33-0488566 (I.R.S. Employer Identification Number)

26220 Enterprise Court, Lake Forest, CA (Address of Principal Executive Offices)	92630-8405 (Zip Code)
Registrant’s telephone number: (949) 639-2000
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑                 Accelerated filer ☐                 Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2006 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $18.90 per share as reported by the New York Stock Exchange, was approximately $589,444,298 As of February 23, 2007, there were 60,321,963 shares of the Registrant’s common stock issued and 43,322,891 shares outstanding, par value $0.001, which is the only class of common stock of the Registrant.
Documents Incorporated by Reference:
The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

APRIA HEALTHCARE GROUP INC.

*	All information required to be disclosed in Part III is incorporated by reference from Part I and the company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of the company’s fiscal year.

Forward Looking Statements
     This report contains forward-looking statements that are not based on historical facts. All such forward-looking statements are uncertain. Apria has based those forward-looking statements on, among other things, projections and estimates regarding the economy in general, the healthcare industry and other factors that impact Apria’s results of operations. These statements involve known and unknown risks, uncertainties and other factors that may cause Apria’s actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, forward-looking statements that involve risks and uncertainties contain terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or variations of these terms or other comparable terminology. See “Certain of these risks, uncertainties and other factors are discussed in Item 1A — Risk Factors.”
PART I
Item 1. BUSINESS
     Apria Healthcare Group Inc., or the company, provides a broad range of home healthcare services through approximately 475 branch locations that serve patients in all 50 states. Apria has three major service lines: home respiratory therapy, home infusion therapy and home medical equipment. The following table provides examples of the services and products in each:

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
Strategy
     Apria’s strategy is to position itself in the marketplace as the low cost, quality provider of a broad range of home healthcare services to managed care and Medicare customers. The specific elements of its strategy are to :
•	achieve strong organic sales growth and increase market share;

•	leverage its nationwide infrastructure to reduce costs and expand profits;

•	deliver superior customer service; and

•	attract, develop and advance leaders within the company.

Service Lines
     In each of its three service lines, Apria provides patients with a variety of clinical and administrative support services, as well as related products and supplies, most of which are prescribed by a licensed physician as part of a care plan. These services include:
•	providing in-home clinical respiratory care, infusion and respiratory pharmacy management and high-tech infusion nursing;

•	educating patients and their caregivers about illnesses and providing them with written instructions about home safety, self-care and the proper use of their equipment;

•	monitoring patients’ individualized treatment plans;

•	reporting patient progress and status to the physician and/or managed care organization;

•	providing in-home delivery and set-up of equipment and/or supplies;

•	maintaining and repairing equipment; and

•	processing claims to third-party payors, billing and collecting patient co-pays and deductibles.
     The following table sets forth a summary of net revenues by service line, expressed as percentages of total net revenues:

	Year Ended December 31,
	2006	2005	2004
Home respiratory therapy	68%	69%	68%
Home infusion therapy	18%	17%	17%
Home medical equipment/other	14%	14%	15%

Total net revenues	100%	100%	100%

     Home Respiratory Therapy. Apria provides home respiratory therapy services to patients with a variety of conditions, including:
•	chronic obstructive pulmonary diseases such as emphysema, chronic bronchitis and asthma;

•	nervous system-related respiratory conditions such as Lou Gehrig’s disease and quadriplegia;

•	obstructive sleep apnea;

•	congestive heart failure; and

•	lung cancer.
Apria employs a nationwide clinical staff of respiratory care professionals to provide direct patient care, monitoring and other support services to its home respiratory therapy patients under physician-directed treatment plans and in accordance with Apria’s proprietary acuity program.
     Apria derives its respiratory therapy revenues from the provision of oxygen systems, ventilators, noninvasive positive pressure ventilators, continuous positive and bi-level airway pressure devices, as well as from the provision of sleep apnea monitors, nebulizers and home-delivered respiratory medications, and related services.
     Home Infusion Therapy. Home infusion therapy involves the administration of drugs or nutrients directly into the body intravenously through injection or catheterization. Examples of such therapies include:
•	total parenteral (intravenous) nutrition;

•	anti-infective and anti-fungal medications;

•	chemotherapy; and

•	pain management.
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
Organization and Operations
     Organization. Apria’s approximately 475 branch locations deliver home healthcare products and services to patients in their homes and to other care sites through the company’s delivery fleet and its qualified delivery professionals and clinical employees. The branches are organized into three geographic divisions that provide management oversight. The company’s sales and business operations functions are vertically integrated. The operations function is further divided into receivables management, clinical services, logistics and regulatory compliance. Through this structure, all functions that are performed at the division level have direct reporting and accountability to corporate headquarters. Apria believes this structure provides control over and consistency among its field locations. In accordance with Apria’s strategy to identify opportunities for efficiencies and productivity improvements, management continues to centralize certain functions that are currently performed at the division or branch level.
     Corporate Compliance. As a leader in the home healthcare industry, Apria has implemented a compliance program to further the company’s commitment to providing quality home healthcare services and products while maintaining high standards of ethical and legal conduct. Apria believes that it is essential to operate its business with integrity and in full compliance with applicable regulations. Apria’s Corporate Compliance Program includes a written Code of Ethical Business Conduct that employees receive as part of their initial orientation process. The program is designed to accomplish the goals described above through employee education, a confidential disclosure program, written policy guidelines, periodic reviews, frequent reinforcement, compliance audits, a formal disciplinary component and other programs. Compliance oversight is provided by the Compliance Committee of the company’s Board of Directors, which meets quarterly in conjunction with Apria’s internal Corporate Compliance Committee, consisting of senior and mid-level management personnel from various functional disciplines.
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
     Operating Systems and Controls. Apria’s business is dependent, to a substantial degree, upon the quality of its operating and field information policies and procedures for proper contract administration, accurate order entry and pricing, billing and collections, and inventory and patient service equipment management. These policies and procedures also provide reporting that enables management to monitor and evaluate contract profitability. Apria’s information services department works closely with all of the corporate departments to ensure that its policies and procedures are compliant with government regulations and payor requirements and to support their business improvement initiatives with technological solutions. See Item 1A – “Risk Factors – Operating Systems and Controls.”
     Apria has established performance indicators which measure operating results against expected thresholds for the purpose of allowing all levels of management to identify and modify areas requiring improvement and to monitor the resulting progress. Apria has also developed mechanisms for measuring and reporting patient and customer satisfaction. Operating models with strategic targets have been developed to move Apria toward more effective management of the sales, customer service, accounts receivable, clinical and distribution areas of its business. Apria’s management team is compensated using performance-based incentives focused on criteria such as revenue growth and improvement in operating income.

     Payors. Apria derives substantially all its revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. For 2006, approximately 30% of Apria’s net revenues were derived from Medicare and 6% from Medicaid. Generally, each third-party payor has specific requirements which must be met before claim submission will result in payment. Apria has policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation. See Item 1A –“Risk Factors – Medicare/Medicaid Reimbursement Rates.”
     Receivables Management. Apria operates in an environment with complex requirements governing billing and reimbursement for its products and services. Initiatives focused specifically on receivables management such as system enhancements, process refinements and organizational changes have resulted in improvement and consistency in key accounts receivable indicators.
     Apria is expanding its use of technology in areas such as electronic claims submission and electronic funds transfer with managed care organizations to more efficiently process business transactions. This use of technology can expedite claims processing and reduce the administrative cost associated with this activity for both Apria and its customers/payors. Apria now submits approximately 83% of its claims electronically. Management is also focusing its resources on developing internal expertise with the unique reimbursement requirements of certain large third-party payors, which should help reduce subsequent denials and shorten related collection periods. Apria’s policy is to collect co-payments from the patient or applicable secondary payor. In the absence of a secondary payor, Apria generally requires the co-payment at the time the patient is initially established with the product/service. Subsequent months’ rental fees are billed to the patient. Management is also seeking to streamline related processes in order to maximize the co-payment collection rate.
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
     Accreditation by the Joint Commission on Accreditation of Healthcare Organizations or JCAHO. JCAHO is a nationally recognized organization that develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home healthcare industry has grown, the need for objective quality measurements has increased. Accreditation by JCAHO entails a lengthy voluntary review process that is conducted every three years. Accreditation is widely considered a prerequisite for entering into contracts with managed care organizations at every level and is required for Medicare competitive bidding. Because accreditation is expensive and time consuming, not all providers choose to undergo the process. All of Apria’s branch locations are accredited by or in the process of receiving accreditation from JCAHO.
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

Sales
     Apria employs approximately 640 sales professionals whose primary responsibility is to generate new referrals and to maintain existing relationships for all of the company’s service lines. Key customers include physicians and their staffs, hospital-based healthcare professionals and managed care organizations, among others. Apria provides its sales professionals with the necessary clinical and technical training to represent Apria’s major service offerings of home respiratory therapy, home infusion therapy and home medical equipment. As larger segments of the marketplace become involved with managed care, specially trained members of Apria’s sales force provide the company with a competitive advantage based on their working knowledge of pricing, contracting and negotiating, and specialty-care management programs.
     An integral component of Apria’s overall sales strategy is to increase volume through managed care referral sources and traditional physician referral channels. Specific growth initiatives designed to increase customer awareness of Apria’s clinical and operational programs are in place with the goal of securing a greater share of the traditional market. The ultimate decision makers for healthcare services vary greatly, from closed model managed care organizations to preferred provider networks, which are controlled by more traditional means. Apria’s selling structure and strategies are designed to adapt to changing market factors and will continue to adjust as further changes in the industry occur. Managed care organizations continue to represent a significant portion of Apria’s business in several of its primary metropolitan markets. No single account, however, represented more than 9% of Apria’s total net revenues for 2006. Among its more significant managed care agreements during 2006 were Aetna Health Management, CIGNA Health Corporation, Kaiser Foundation Health Plan and United HealthCare Services. Apria also offers discount agreements and various fee-for-service arrangements to hospitals or hospital systems whose patients have home healthcare needs. See “Risk Factors – Pricing Pressures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
     The segment of the healthcare market in which Apria operates is highly competitive. In each of its service lines there are a limited number of national providers and numerous regional and local providers. The competitive factors most important in the regional and local markets are:
•	reputation with referral sources, including local physicians and hospital-based professionals;

•	accessibility and responsiveness;

•	price of services;

•	overall ease of doing business;

•	quality of patient care and associated services; and

•	range of home healthcare services and products.
In addition to the foregoing, the most important competitive factors in the larger, national markets are:
•	ability to service a wide geographic area;

•	ability to develop and maintain contractual relationships with managed care organizations;

•	access to capital;

•	information systems capabilities; and

•	accreditation by the JCAHO or a similar accrediting body.
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

Government Regulation
     Apria is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and regulating reimbursement under various government programs, as more fully described below. Apria maintains several programs designed to minimize the likelihood that it would engage in conduct or enter into contracts in violation of the fraud and abuse laws. Corporate contract services and/or legal department personnel review and approve contracts subject to these laws. Apria also maintains various educational and audit programs designed to keep its managers updated and informed on developments with respect to the fraud and abuse laws and to reinforce to all employees the company’s policy of strict compliance in this area. Apria believes its discount agreements, billing contracts and various fee-for-service arrangements with other healthcare providers comply with applicable laws and regulations. See Item 1A – “Risk Factors – Government Regulation; Healthcare Reform.”
     Medicare and Medicaid Reimbursement. In 2006, approximately 36% of Apria’s revenues were reimbursed under arrangements with Medicare and Medicaid. No other third-party payor represents more than 9% of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 11% of total net revenues for 2006 and less than 10% of total net revenues in 2005 and 2004.
     Medicare Reimbursement. There are a number of legislative and regulatory activities by the Centers for Medicare and Medicaid Services, or CMS, that affect or may affect Medicare reimbursement policies for products and services provided by Apria. Certain material provisions are outlined below in chronological order.
     The Balanced Budget Act of 1997 granted streamlined authority to the U.S. Department of Health and Human Services, or HHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an “inherent reasonableness” authority. CMS issued a rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. HHS has not issued any recent communication or information on inherent reasonableness for several years and therefore management cannot predict whether or when HHS would access its authority in this area or predict any negative impact of any such change.
     In September 2003, the HHS Office of Inspector General, or OIG, issued a proposed rule intended to clarify certain terms and the application of program authority to exclude claims containing excessive charges. Under the rule, absent good cause, a provider could be excluded if its charges to Medicare or Medicaid were substantially in excess of the provider’s usual charges. The proposed clarification defined “substantially in excess” as charges that are 120% or more of the provider’s usual charges. The company, along with many other providers and members of the public, submitted formal comments to the OIG regarding the proposed rule in the fall of 2003. Based upon statements of federal legislators issued in early 2006, it is the company’s understanding that the OIG is continuing to work on a final rule. Because the company is unaware of what changes the OIG may make to the proposed rule before it is finalized or when a final rule will be issued, Apria cannot at this time quantify any negative impact that this rule may have on the company, if and when it is issued.
     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, also referred to as the Medicare Modernization Act, or MMA, became law. The provisions contained therein that are significant to Apria are as follows:
•	A freeze on annual payment increases for durable medical equipment — The freeze commenced in 2004 and will continue through 2008.

•	Reimbursement reductions for five durable medical equipment categories — Reimbursement for most of these categories is now based on the median price paid for such items on behalf of beneficiaries of federal employee health benefit plans, or FEHBP. The new fee schedules for most products went into effect January 1, 2005. The revised pricing for oxygen and oxygen equipment was implemented on April 8, 2005. Subsequent legislation has further modified some of these reimbursement methodologies.

•	Reimbursement reductions for inhalation drugs — The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced through a shift to the manufacturer-reported average sales price, or ASP (subject to adjustment each quarter), plus 6%, plus a separate dispensing fee per patient episode. Medicare publishes the ASP plus 6% payment levels several weeks before the first day of each quarter, and the company has no way of knowing if the quarterly ASPs for inhalation drugs will increase or decrease since manufacturers report applicable sales price information directly to CMS. Since 2006, dispensing fees have been $57.00 for a 30-day supply for a new patient, $33.00 for each 30-day supply thereafter, and $66.00 for each 90-day supply.
•	Establishment of a competitive bidding program for Medicare Part B — Such a program would require that suppliers wishing to provide certain durable medical equipment to beneficiaries submit bids to Medicare. Although the specific durable medical equipment items and services subject to this rule and the exact timeline for implementation remain unspecified, the MMA states that the program is to be phased in as follows: (i) 10 of the largest metropolitan statistical areas, or MSAs, in 2007; (ii) 80 of the largest MSAs in 2009; and (iii) additional areas after 2009. The legislation contains special provisions exempting rural areas.

On April 24, 2006, CMS issued a proposed rule for the competitive bidding program. The proposal outlined CMS’ general intent and proposed procedures and requirements for a program beginning some time in 2007. However, CMS did not specify: (i) which DMEPOS products will be included in the 10 initial competitive acquisition program areas; (ii) which MSAs will be included in the initial phase of competitive bidding, although it does explicitly exclude New York City, Chicago and Los Angeles from the first phase; (iii) target cost savings; (iv) specific quality standards; or (v) specific provider guidelines for preparing, completing and implementing the bids in each area. The proposed rule also introduced certain concepts not previously addressed. CMS accepted comments on all aspects of the proposed rule as of June 30, 2006, and Apria submitted extensive comments.

On August 1, 2006, CMS issued a final rule limited to only selective aspects of the competitive bidding program. The August 1 final rule finalized CMS’ plan to work with Competitive Bidding Implementation Contractors, or CBICs, to administer the competitive bidding program in conjunction with CMS and the DME Medicare Administrator Contractors, or DME MACs. It also clarified CMS’ plan to administer certain aspects of the process for accrediting providers in order for them to qualify to participate in competitive bidding. CMS also issued final quality standards for competitive bidding participants on August 14, 2006. Apria already complies with the final quality standards and has been accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, for almost two decades.

Throughout the fourth quarter of 2006 and the early portion of 2007, CMS informed the supplier community that the final rule outlining the additional components of competitive bidding would be released in the near future. To date, a final rule has not been published. Given the limited information available regarding CMS’ final plan for the competitive bidding program, such as the list of products and services and the MSAs to be included, Apria cannot estimate at this time the impact of the competitive bidding program on the company’s operations or financial condition.

•	Incentives for expansion of Medicare Part C — The Medicare Modernization Act includes financial incentives for managed care plans to expand their provision of Medicare Advantage plans in 2006 in an effort to attract more Medicare beneficiaries to managed care models. The company maintains contracts to provide respiratory therapy, infusion and medical equipment and related services to a significant number of managed care plans nationwide, and believes that the Medicare Advantage expansion represents a growth opportunity.

•	Reimbursement for home infusion therapy under Medicare Part D — Currently, a limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. The Medicare Modernization Act provides expanded coverage for the drugs only, but excludes coverage for the supplies and clinical services needed to safely and effectively provide home infusion therapy services to patients in the home. The company has contracted with a limited number of Medicare Part D prescription drug plans in order to provide continuity of care for certain patients. Due to nationwide Part D implementation issues experienced by home infusion providers, the industry is continuing to work with CMS and Congress to rectify the coverage and payment limitations that are causing implementation challenges for providers, patients and referral sources. In addition, a bill was introduced in Congress in the summer of 2006 to consolidate home infusion therapy coverage under Part B. The bill, which garnered 40 sponsors in 2006, is expected to be reintroduced in the new Congress and would provide for infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector.
     The Deficit Reduction Act of 2005, or DRA, was signed by the President in February 2006. A number of lawsuits were subsequently filed to prevent its implementation because the House and Senate approved different versions of the bill due to a clerical error. Three of these cases have been dismissed at the district court level, two cases are being pursued on appeal and one other is still pending in district court. As written, the legislation contains the following provisions that will impact reimbursement to Apria:
•	In 2007, durable medical equipment currently categorized in the capped rental category by CMS, such as hospital beds, wheelchairs, nebulizers, patient lifts and continuous positive airway pressure devices, will be considered purchased outright at the end of a maximum rental period and the ownership of such devices will transfer directly to the patients. The maximum rental period, which had been 15 months with an option for the patients to purchase the equipment in the tenth month, is reduced to 13 months. The new 13-month rental period policy took effect on January 1, 2006, and therefore the first month in which the new policy had an impact on the company’s revenue was February 2007. In addition, the service and maintenance fee, which had been paid to suppliers twice yearly after the rental period ended in order to cover various non-equipment service costs, was eliminated for those patients who commenced service on or after January 1, 2006. In November 2006, CMS issued a final rule outlining various aspects of implementing the DRA. For example, supplier replacement of equipment during the rental period is limited, and suppliers must replace beneficiary-owned equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years. Management estimates that the reduction in rental revenues for impacted DME products and the loss of the service and maintenance fees in 2007 will be approximately $4.0 million and $0.5 million, respectively. The 2007 estimate assumes the loss of the service and maintenance fee component for one quarter as the effect of the loss is expected to impact the latter part of the year only. This estimate is subject to assumptions and uncertainties and the actual negative impact on revenue and fees may be greater or less.

•	Under the DRA, reimbursement for oxygen equipment will also convert from an ongoing rental method to a rent-to-purchase method. The law mandates that oxygen equipment reimbursement will be limited to 36 months, after which time the ownership of the equipment will transfer to the patient, who will assume primary responsibility for identifying when repairs or preventive maintenance are needed. Such repairs and preventive maintenance have historically been provided by home oxygen providers and included in the bundled monthly rental payment from Medicare for oxygen therapy. The final rule that CMS issued in November 2006 regarding the implementation of the DRA establishes new payment classes for oxygen equipment, including transfilling and portable equipment, new monthly rental payment rates, and new payment rates for the delivery of oxygen contents for patient-owned equipment after title to the equipment transfers. According to this final rule, beginning in 2008, Medicare will review the utilization patterns and fee schedule rates and consider whether an adjustment to the payment rates is needed in order to satisfy the statutory mandate of budget neutrality. The new DRA payment amounts went into effect January 1, 2007, but the 36-month rental period will be retroactively applied to January 1, 2006 for all beneficiaries requiring oxygen as of December 31, 2005. Accordingly, January 2009 is the first month in which the transfer of ownership for oxygen equipment and the new repair and maintenance policy will impact the company.

Regarding repair and maintenance, the final rule permits payment to suppliers for general maintenance and servicing of certain patient-owned oxygen equipment every six months, beginning after the first six months the patient owns the equipment. The final rule limits payment for general maintenance and servicing visits to 30 minutes of labor based on rates the Medicare contractors establish. CMS declined to offer general maintenance and servicing payments for beneficiary-owned liquid and gas equipment with the exception of a single payment for pick-up and storage or disposal of such equipment that a beneficiary no longer needs. Once title to the oxygen equipment transfers, CMS will also pay for certain other reasonable and necessary but non-routine repairs which remain as yet unspecified by the agency, but CMS will not make separate payment for certain patient support services, which are currently covered by and included in the monthly bundled payment rate for oxygen therapy. Apria may or may not continue to provide repair and maintenance service on patient-owned equipment and is in the process of evaluating the impact of these changes.

The final rule also limits supplier replacement of oxygen equipment during the rental period, and requires suppliers to replace beneficiary-owned equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years.

•	The President’s current healthcare proposals seek to further reduce the maximum rental period for oxygen equipment from the now-mandated 36 months to 13 months. The President’s fiscal year 2008 budget includes such a recommendation, but the line item lacks clarity as to whether the recommendation applies to all home oxygen technologies or only certain ones. There are other initiatives to reduce the rental period to 13 months, but it is uncertain whether any of these initiatives will ultimately be approved by Congress. For example, in September 2006, the OIG published a report entitled “Medicare Home Oxygen: Equipment Cost and Servicing.” The report was the result of an audit survey conducted by the OIG beginning in the Fall of 2005. The survey’s stated objective was to study the average acquisition cost of oxygen concentrators. The final report included a recommendation that Congress consider further reductions to oxygen payment levels, including the possibility of limiting the maximum rental period for oxygen equipment from the DRA-mandated 36 months to 13 months. The industry has analyzed the report and shared concerns about the narrow scope of the report and its findings with the OIG, CMS, members of Congress and other government agencies. There are also legislative provisions that have been introduced in Congress that would repeal the current oxygen reimbursement cap and equipment ownership mandate included in the DRA, but it is uncertain whether and when any of the OIG’s recommendations or the repeal legislation ultimately would be adopted and passed by Congress.
     Other outstanding issues that will or could have an impact on Medicare reimbursement levels to Apria are summarized as follows:
▪	In late December 2005, CMS issued the 2006 Health Care Procedure Coding System, or HCPCS, fee schedule for Medicare Part B medications and the new two-tiered dispensing fee for inhalation therapies. The fee schedule took effect on January 1, 2006, and included two HCPCS codes for commercially manufactured budesonide (Pulmicort®)[1] and DuoNeb®[2]. The fee schedule also included a revised definition for the HCPCS codes for commercially manufactured budesonide and budesonide compounded from a powder, and separated these products into two unique codes.

▪	In October 2006, CMS issued the 2007 HCPCS list for Medicare Part B medications. The 2007 list includes new codes for certain compounded medications, but does not include the proposed Medicare allowable rates for the new codes. CMS has not released any detailed allowable information for these compounded codes and has ascribed a payment level of “To Be Determined” to them. However, management does not expect such coding or reimbursement changes to have a material impact on the company due to the extremely low volume of custom, patient-specific, physician-prescribed compounding performed by its inhalation pharmacies. Additionally, according to the state licensing agencies associated with the states in which the inhalation pharmacies operate, the Company’s inhalation pharmacies conform to current quality and sterility standards.

▪	In January 2006, CMS published a final regulation that would shift payment for certain respiratory assist devices from the current “frequent and substantial” payment category to the “capped rental” category. Under “frequent and substantial” payment, Medicare payment continues for the duration of time the beneficiary requires the device, while “capped rental” payment continues for 13 months (a reduction from 15 months, mandated by the recently enacted DRA.) The change in the payment category became effective April 1, 2006. The policy applies to those respiratory assist devices (known as BiPAP STs) that have a backup rate feature that delivers pressure whenever the user’s spontaneous breathing efforts are insufficient. The first claims received for each Medicare beneficiary with a date of service on or after April 1, 2006, including beneficiaries with existing rental equipment, are counted as the first rental month in the capped rental period. Thus, the first month in which the new categorization will impact the company’s revenue will be May 2007. The company’s estimate for this change in payment categories is a reduction in 2007 revenues of approximately $3 million.

▪	In January 2006, CMS announced the designation of four specialty contractors, DME MACs, which will be responsible for handling the administration of all Medicare claims from suppliers of durable medical equipment. CIGNA Government Services, LLC (CGS) protested the contract awards made in Regions C and D. The Government Accountability Office denied CGS’ protest for Region D but CMS ultimately authorized CGS for Region C on January 16, 2007. The following DME MACs are currently processing claims: National Heritage Insurance Company (NHIC) for Region A (effective July 1, 2006), AdminaStar Federal for Region B (effective July 1, 2006), CGS for Region C (effective January 16, 2007), and Noridian Administrative Services for Region D (effective September 30, 2006). It is difficult at this time to

[1]	Pulmicort® is a registered trademark of Astra Zeneca AB Corporation

[2]	DuoNeb® is a registered trademark of Dey L.P.

predict precisely how this change in claims administration will affect DME suppliers, nor can the company predict or estimate the potential impact of this change on collections of its accounts receivable.
▪	On March 24, 2006, the three Program Safeguard Contractors, or PSCs, overseeing durable medical equipment issued a proposed Local Coverage Determination, or LCD, for nebulizer medications covered by Medicare Part B. In their respective geographic regions, the PSC medical directors are responsible for implementing medical policies that conform to Medicare rules, regulations, coverage guidelines and payment policies for Part B as mandated by law or other regulations. The LCD for nebulizer medications proposed to change the payment and coverage policies for certain inhalation therapies that are provided in conjunction with the durable medical equipment known as a nebulizer. Specifically, four provisions were proposed: (i) payment for levalbuterol (commercially manufactured as brand-name Xopenex®)[3] would be based on the allowable for generic albuterol sulfate; (ii) payment for commercially-manufactured, brand-name DuoNeb® would be based on the allowance for separate unit dose vials of albuterol sulfate and ipratropium bromide; (iii) coverage for a variety of other nebulizer drugs would be eliminated because the PSCs assert that there is inadequate support in the medical literature for administration using a DME nebulizer; and (iv) maximum monthly utilization limits for budesonide would be defined.

Apria, along with numerous other industry representatives, manufacturers, providers, physician and patient advocacy groups, participated in the public hearings and has also submitted formal written comments to the PSCs and CMS. The company believes that the MMA is clear in its intent to prescribe the Part B average sales price reimbursement formula for single-source drugs which applies to both DuoNeb® and Xopenex®. The company further believes that the PSCs do not have the legal authority to circumvent the average sales price methodology through the issuance of an LCD that invokes their authority to use the “Least Costly Alternative” as the basis for reducing the reimbursement for these drugs. Apria is continuing to work with industry representatives to further demonstrate to CMS and the PSCs that such a decision would have a negative impact on access to prescription medications used in the front-line treatment of chronic obstructive pulmonary disease. The company has determined that if the four provisions of the LCD are implemented as proposed in the March 24, 2006 document, it will generally not provide DuoNeb® and Xopenex® to existing or future patients covered by Medicare, as the cost would far exceed the reimbursement rate. The company would undertake an effort to inform existing patients and physicians of the option to use the generic drugs that the PSCs have deemed to be therapeutically equivalent to these brand-name drugs. Such an effort would be intended to mitigate but likely would not eliminate the full effect of the change in reimbursement. Management’s current estimate of providing the replacement medications in lieu of the brand name drugs is a quarterly gross profit reduction of approximately $3 million. (Given that the impact for 2007 will only be for a partial year, a quarterly estimate is provided.) However, this estimate is subject to assumptions and uncertainties and the actual negative impact on gross profit may be greater or less.

The manufacturer of Xopenex® has announced that it is attempting to negotiate a solution to this issue directly with CMS that would reduce the reimbursement rate while maintaining patient access to the drug within the Medicare Part B program. Apria does not have the particulars of such a proposal but believes that such a solution could also have an adverse affect on its revenues and results of operations.

Subsequent to the actions taken by the PSCs in the spring of 2006, CMS initiated a National Coverage Analysis on December 20, 2006, and sought public comments regarding the same issues of coverage and payment for certain inhalation drugs. The company provided comments by the January 24, 2007 deadline set by CMS. CMS has indicated that it will consider public comments and then issue a final decision, new policy and/or change to existing policy some time in the third quarter of 2007, for implementation some time in the fourth quarter of 2007 at the earliest. Depending on the final outcome of such a decision by CMS, the company may or may not continue to provide DuoNeb® and Xopenex® to Medicare beneficiaries after a revised policy is implemented by CMS.

▪	In late 2006, CMS announced that it has revised the LCD for power mobility devices resulting in reductions to the power mobility devices fee schedule. The revised fee schedule imposes reductions for certain power mobility devices of about 15%. The changes took effect November 15, 2006. Management’s estimate of the reduction in Apria’s revenues for 2007 resulting from these fee schedule changes is $1 million. However, this estimate is subject to assumptions and uncertainties and the actual negative impact on revenue may be greater or less. The industry is continuing work with CMS to obtain clarification and modification of the LCD. The industry also believes that Medicare beneficiary

[3]	Xopenex® is a registered trademark of Sepracor, Inc.

access to power mobility will be restricted by this LCD and therefore has requested revisions to the fee schedule.
     Apria cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on Apria’s results of operations, cash flow and capital resources.
     Medicaid Reimbursement. For a number of years, some states have adopted alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In at least 22 states, the changes reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria elected to stop accepting new Medicaid patient referrals for the affected drugs and biologicals. Further, in 2005, some states implemented other payment policy changes or changed coverage criteria altogether for medical equipment, enteral and infusion therapy. Other states have expanded coverage for certain products and services. Currently, some states are considering reductions in Medicaid reimbursement as they work through their respective budget processes. Apria cannot predict the outcome of such budget negotiations or whether other states will consider reductions as well and whether any such changes could have a material adverse effect on Apria’s results of operations, cash flow and capital resources.
     HIPAA. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, is comprised of a number of components. Pursuant to the administrative simplification section of HIPAA, HHS has issued multiple regulations, each with its own compliance date. For those regulations with a compliance date that has already passed, Apria was materially compliant by the date required. Regulations governing the standards for a unique national health identifier for healthcare providers for use in connection with standard transactions will have a compliance date of May 23, 2007. Apria expects to be materially compliant with these regulations by the compliance date. The final HIPAA enforcement rule took effect on March 16, 2006 and adopted uniform enforcement procedures for the privacy rules and other administrative simplification rules, such as the security rule. Additionally, the final HIPAA enforcement rule established procedural and substantive requirements for the imposition of civil monetary penalties for violations of HIPAA provisions.
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
Employees
     As of January 31, 2007, Apria had 11,258 employees, of which 10,657 were full-time and 601 were part-time. None of the company’s employees is currently represented by a labor union or other labor organization.
Website Access to Reports
     Apria’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments thereto and all other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on the company’s website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Apria’s Code of Ethical Business Conduct is also available on the company’s website. In the event Apria makes any amendment to, or grants any waiver from, a provision of the Code of Ethical Business Conduct that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Securities and Exchange Commission rules, Apria will disclose such amendment or waiver and the reasons therefor on its website. Apria’s website can be found at www.apria.com.

Executive Officers of the Registrant
     Set forth below are the names, ages, titles with Apria and past and present positions of the persons serving as Apria’s executive officers as of February 23, 2007:

Name and Age	Office and Experience
Lawrence M. Higby, 61	Chief Executive Officer and Director. Mr. Higby was appointed Chief Executive Officer and Director in February 2002. Mr. Higby also served as Apria’s Chief Executive Officer on an interim basis from January through May 1998. He joined Apria in November 1997 as President and Chief Operating Officer. Prior to joining Apria, Mr. Higby served as President and Chief Operating Officer of Unocal’s 76 Products Company and Group Vice President of Unocal Corporation from 1994 to 1997. From 1986 to 1994, Mr. Higby held various positions with the Times Mirror Company, including Executive Vice President, Marketing of the Los Angeles Times and Chairman of the Orange County Edition. In 1986, Mr. Higby served as President and Chief Operating Officer of America’s Pharmacy, Inc., a division of Caremark, Inc.

Lawrence A. Mastrovich, 45	President and Chief Operating Officer. Mr. Mastrovich joined Apria as Chief Operating Officer in April 2002 and was promoted to President in August 2004. From August 2001 to April 2002, Mr. Mastrovich served as President and Chief Operating Officer of TechRx, a pharmacy technology company. From April 2001 to August 2001, Mr. Mastrovich served as Apria’s Executive Vice President, Sales. From October 1998 to April 2001, Mr. Mastrovich served as Apria’s Executive Vice President, Revenue Management. From December 1997 to October 1998, Mr. Mastrovich served as Division Vice President, Operations for Apria’s Northeast Division. Prior to that time, Mr. Mastrovich had served as a Regional Vice President for Apria and its predecessor, Homedco, since 1994 and in various other capacities from 1987 to 1994.

Chris A. Karkenny, 38	Executive Vice President and Chief Financial Officer. Mr. Karkenny joined Apria as Executive Vice President and Chief Financial Officer in November 2006. From January 2003 to February 2006, Mr. Karkenny served as Senior Vice President of Corporate Development and Treasury Operations of PacifiCare Health Systems, Inc., a Fortune 500 company. From August 1999 to December 2002, Mr. Karkenny served as Chief Executive Officer of NetCatalyst, a California investment banking firm. From July 1998 to August 1999, Mr. Karkenny served as a partner in Technologz, a California-based business incubator, and was a founder, board member and initial Chief Financial Officer of CardioNow, a healthcare application service provider. Prior thereto, he served as Treasurer of Quarterdeck Corporation from 1995 to March 1998.

W. Jeffrey Ingram, 39	Executive Vice President, Sales. Mr. Ingram was promoted to Executive Vice President, Sales in December of 2005. From January 2005 to November 2005, Mr. Ingram served as Senior Vice President, National Accounts. From March 2003 to January 2005, Mr. Ingram served as Division Vice President, Sales for Apria’s Southeast Division. From May 2001 to February 2003, Mr. Ingram served as Region Vice President, Sales for Apria’s Midsouth Region. Prior to that time, Mr. Ingram had served in various other sales positions with Apria since January 1994.

Item 1A. RISK FACTORS
     Apria has identified the following important factors, among others, that could cause its actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. If any of these risks, or others, actually occurs, Apria’s business, financial condition and results of operations could suffer.
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
     Apria’s management has identified a number of areas throughout its operations where it intends to modify the current processes or systems in order to attain a higher level of productivity. The ultimate cost savings expected from the successful design and implementation of such initiatives will be necessary to help offset the impact of Medicare and Medicaid reimbursement reductions and continued downward pressure on pricing. Apria’s failure to successfully implement its planned system modifications and other productivity improvements could have a significant impact on its operations and financial condition. Further, the implementation of these system changes could have a disruptive effect on related transaction processing and operations.
Medicare/Medicaid Reimbursement Rates—Continued reductions in Medicare and Medicaid reimbursement rates could have a material adverse effect on Apria’s results of operations and financial condition.
     Medicare Reimbursement Reductions. There are a number of provisions contained within recent legislation and proposed regulations that adversely affect or may adversely affect reimbursement for products and services provided by Apria. For example, in December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, also referred to as the Medicare Modernization Act, or MMA, became law. The MMA and related rules issued by the Centers for Medicare and Medicaid Services, or CMS, implemented reimbursement reductions for a number of products and services provided by Apria and established a proposed competitive bidding program for Medicare Part B. Further, the Deficit Reduction Act of 2005, or DRA, was signed into law in February 2006. Once fully implemented, the DRA and related rules issued by CMS would result in reduced reimbursement rates for certain durable medical equipment, including home oxygen equipment and services provided by Apria, a reduced period for rental revenue, and potential increased costs associated with replacement of certain patient-owned equipment.
     In addition to these laws, certain other proposed legislative and regulatory activities may affect reimbursement policies for other items and services provided by Apria. These recently enacted reductions and pending proposed reductions in Medicare reimbursement rates could have a material adverse effect on Apria’s net revenues, net income, cash flow and capital resources.
     Medicaid Reimbursement Reductions. For a number of years, some states began adopting alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In a number of states, the changes reduced the level of reimbursement received by Apria without a corresponding offset or increase to compensate for the service costs incurred. In several of those states, Apria elected to stop accepting new Medicaid patient referrals for the affected drugs and biologicals. Further, some states are considering other reductions in Medicaid reimbursement as they work through their respective budget processes.
     Apria cannot estimate the ultimate impact of all legislated and contemplated Medicare and Medicaid reimbursement changes or provide assurance to investors that additional reimbursement reductions will not be made or will not have an adverse effect on the company’s operations and financial condition. See “Business – Government Regulation – Medicare and Medicaid Reimbursement.”

Government Regulation; Healthcare Reform—Non-compliance with laws and regulations applicable to Apria’s business and future changes in those laws and regulations could have a material adverse effect on Apria.
     Apria is subject to stringent laws and regulations at both the federal and state levels, requiring compliance with burdensome and complex billing, substantiation and record-keeping requirements. Financial relationships between Apria and physicians and other referral sources are also subject to strict limitations. In addition, strict licensing and safety requirements apply to the provision of services, pharmaceuticals and equipment. Violations of these laws and regulations could subject Apria to severe fines, facility shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Government officials and the public will continue to debate healthcare reform. Recently, proposed initiatives in certain states (California, Massachusetts) and potential new federal or state public policy changes to cover the uninsured could ultimately also effect payment rates to providers or initiate new provider fees or taxes. Changes in public policy, healthcare law, new interpretations of existing laws, or changes in payment methodology may have a significant effect on Apria’s business and results of operations.
Economic and Political Events, International Conflicts and Natural Disasters—Significant global or regional developments that are out of the company’s control could have a material adverse effect on Apria.
     Further reductions in reimbursement from Medicare and Medicaid programs could result if there is a significant change in government spending priorities. The costs of military and security activities or prolonged relief efforts in response to a natural disaster could increase pressure to reduce government expenditures for other purposes, including government-funded programs such as Medicare and Medicaid. Such further reimbursement reductions could have a material adverse effect on Apria’s business and results of operations.
Pricing Pressures—Apria believes that continued pressure to reduce healthcare costs could have a material adverse effect on the company.
     The current market continues to exert pressure on healthcare companies to reduce healthcare costs, resulting in reduced margins for home healthcare providers such as Apria. Larger group purchasing organizations and supplier groups exert additional pricing pressure on home healthcare providers. These include managed care organizations, which control an increasing portion of the healthcare economy. Apria has a number of contractual arrangements with managed care organizations and other parties, although no individual arrangement accounted for more than 9% of Apria’s net revenues in 2006.
     The segment of the healthcare market in which Apria operates is highly competitive. In each of its service lines, there are a number of national providers and numerous regional and local providers. Other types of healthcare providers, including industrial gas manufacturers, individual hospitals and hospital systems, home health agencies and health maintenance organizations have entered, and may continue to enter the market to compete with Apria’s various service lines. Some of these competitors have access to significantly greater financial and marketing resources than Apria and may be better positioned to compete in the market. This may increase pricing pressure and limit Apria’s ability to maintain or increase its market share.
Acquisitions — Apria’s strategic plan may include the acquisition of other companies, which involves a number of risks.
     Historically, Apria’s growth has depended in part upon the acquisition of other companies. Apria’s strategic plan may or may not continue to include the acquisition of other businesses. Apria faces the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses, or the capital expenditures needed to develop such businesses.
     Acquisitions such as these involve a number of other risks, including:
•	difficulties related to integrating a previously separate businesses into the company;

•	diversion of management’s attention from day-to-day operations;

•	assumption of liabilities of an acquired business, including unforeseen or contingent liabilities, or liabilities in excess of the amounts the company estimates;

•	failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	dilution of existing stockholders due to the issuance of equity securities, utilization of cash reserves, or incurrence of debt in order to fund the acquisitions;

•	potentially substantial transaction costs associated with acquisitions;

•	difficulties related to assimilating the products, personnel and systems of an acquired business, including distribution and other operational capabilities; and

•	difficulties in applying Apria’s internal controls to an acquired business.
     While Apria generally pursues acquisitions of companies that are related to its principal business, the company may also pursue acquisitions of companies that are ancillary to the company’s core business in the future which could exacerbate the risks described above.
     If the company cannot effectively execute its acquisition strategy, its future growth may suffer and its results of operations could be harmed. Accordingly, Apria may be unable to identify, consummate and integrate future acquisitions successfully or operate acquired businesses profitably.
Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 2. PROPERTIES
     Apria leases its headquarters, located in Lake Forest, California, which consist of approximately 100,000 square feet of office space. The lease expires in 2011.
     Apria has approximately 550 locations. In addition to the approximately 475 branches, Apria’s total locations include billing centers, pharmacies, warehouse and storage facilities. The regional facilities usually house a branch and various regional support functions such as repair, billing and infusion pharmacy. The regional facilities are typically located in light industrial areas and generally range from 27,000 to 148,000 square feet. The typical branch facility, other than those that share a building with a region, is a combination warehouse and office and can range from 650 to 50,000 square feet. Apria leases substantially all of its facilities with lease terms of ten years or less.

Item 3. LEGAL PROCEEDINGS
     Apria is the defendant in a California class action lawsuit containing blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. Venegas vs. Apria Healthcare, Inc., et al., was filed on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC — 06 — 449669). No class has been certified at this time, but on behalf of a purported class consisting of certain hourly employees of the company in the State of California, the complaint seeks compensatory and punitive damages in an unspecified amount as well as other relief. The company has filed an answer to the complaint denying all material allegations and asserting a number of affirmative defenses. Based on the company’s preliminary investigation of the allegations, management believes there are meritorious defenses to the claims and the company intends to vigorously defend the lawsuit. No assurance can be given, however, that the ultimate disposition of this case will not have a material adverse effect on the company’s financial condition or results of operations.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Registrant’s Common Equity
     Apria’s common stock is traded on the New York Stock Exchange under the symbol “AHG.” The following table presents information on the range of high and low sales prices per share of Apria common stock since January 1, 2005 for the quarterly periods indicated:

	High	Low
Year ended December 31, 2006
First quarter	$24.76	$21.69
Second quarter	22.92	17.37
Third quarter	22.95	17.38
Fourth quarter	27.70	19.25

Year ended December 31, 2005
First quarter	$33.56	$29.78
Second quarter	36.75	29.05
Third quarter	35.55	31.56
Fourth quarter	32.84	20.51
     As of February 23, 2007, there were 316 holders of record of Apria common stock. Apria has not declared or paid cash dividends on its common stock. While Apria regularly assess its dividend policy, we have no current plans to declare a dividend. Earnings and other cash resources will continue to be used in the expansion of our business.
Equity Compensation Plans
     The following table summarizes the securities authorized for issuance under Apria’s equity compensation plans as of December 31, 2006:

	Number of Securities		Number of
	to be Issued Upon	Weighted Average	Securities Remaining
	Exercise of	Exercise Price of	Available for Future
	Outstanding Options,	Outstanding Options,	Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by stockholders	4,511,460	$21.14	3,582,017
Equity compensation plans not approved by stockholders	297,776	$21.51	—

Totals	4,809,236	$21.16	3,582,017

     Apria’s 1998 Nonqualified Stock Incentive Plan is the only equity compensation plan that has not been approved by stockholders. The plan was approved by the Board of Directors on December 15, 1998 and became effective as of that date. Upon stockholder approval of the 2003 Performance Incentive Plan, the ability to grant additional awards under the 1998 Plan was terminated.

Item 6. SELECTED FINANCIAL DATA
     The following table presents Apria’s selected financial data for the five years ended December 31, 2006. The data set forth below have been derived from Apria’s audited Consolidated Financial Statements and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Year Ended December 31,
(in thousands, except per share data)	2006(1)	2005(2)	2004(3)	2003(4)	2002(5)

Statements of Income Data:
Net revenues	$1,517,307	$1,474,101	$1,451,449	$1,380,945	$1,252,196
Net income	74,980	66,941	114,008	115,992	115,595

Basic net income per common share	$1.77	$1.39	$2.31	$2.17	$2.12

Diluted net income per common share	$1.75	$1.37	$2.27	$2.15	$2.08

Balance Sheet Data:
Total assets	$1,168,496	$1,185,898	$1,107,664	$1,043,435	$795,656
Long-term obligations, including current maturities	487,145	645,320	480,858	500,763	269,368
Stockholders’ equity	410,431	327,164	406,185	365,948	351,309

(1)	Net revenue for 2006 reflects $15.0 million in incremental Medicare reimbursement reductions for respiratory drugs, oxygen and oxygen equipment.

(2)	Net income for 2005 reflects $16.3 million in settlement costs and legal fees associated with the disposition of the previously-reported federal investigation and qui tam lawsuits, net of taxes. Net revenues for 2005 were reduced by an incremental $27.4 million in Medicare reimbursement reductions on respiratory medications, certain durable medical equipment items and oxygen-related equipment. The balance sheet data at December 31, 2005 reflects the repurchase of common stock with $175.0 million in debt borrowed from Apria’s revolving line of credit. Net income per share for 2005 reflects the effect of the share repurchase on weighted average shares.

(3)	Net income for 2004 reflects the write-off of deferred debt issuance costs of $2.7 million associated with the November 2004 refinancing of the company’s bank loans. Net revenues for 2004 were reduced by $15.2 million in Medicare reimbursement reductions on respiratory medications.

(4)	The balance sheet data at December 31, 2003 reflects the issuance of convertible senior notes in the aggregate principal amount of $250 million and the concurrent repurchase of common stock with $100.0 million of the proceeds. Net income per share for 2003 reflects the effect of the share repurchase.

(5)	Net income for 2002 reflects the impact of the favorable outcome of an income tax dispute that was settled in the fourth quarter of 2002. The components of this impact include: income tax benefit of $11.1 million, interest income of $4.0 million and related professional fee expense of $1.7 million. Effective January 1, 2002, Apria adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and accordingly ceased amortizing goodwill.
Apria did not pay any cash dividends on its common stock during any of the periods set forth in the table above.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Overview. Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home through approximately 475 branch locations throughout the United States.
     Apria’s branch locations are organized into three geographic divisions. Management evaluates operating results on a geographic basis and, therefore, views each division as an operating segment (previously 15 regions). All divisions provide the same products and services, including respiratory therapy, infusion therapy and home medical equipment and supplies. For financial reporting purposes, all the company’s operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
     Strategy. Apria’s strategy is to position itself in the marketplace as the low cost, quality provider of a broad range of home healthcare services to managed care and Medicare customers. The specific elements of its strategy are to:
•	achieve strong organic sales growth and increase market share;

•	leverage its nationwide infrastructure to reduce costs and expand profits;

•	deliver superior customer service; and

•	attract, develop and advance leaders within the company.
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
     Goodwill and Long-lived Assets. Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Apria’s goodwill impairment test is conducted at a “reporting unit” level and compares each reporting unit’s fair value to its carrying value. The company has determined that its geographic divisions (previously its regions) are reporting units under SFAS No. 142. The measurement of fair value for each division is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. In projecting its reporting units’ cash flows, management considers industry growth rates and trends, known and potential reimbursement reductions, cost structure changes and local circumstances specific to a division. Based on its tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at December 31, 2006. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.
     Share-Based Compensation. Effective January 1, 2006, Apria adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the company accounted for share-based compensation to employees in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The company elected to employ the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.
     For the year ended December 31, 2006, the company recorded share-based compensation expense of $5,762,000. All such compensation is reflected in the accompanying condensed consolidated income statement within the selling, distribution and administrative expense line item. Share-based compensation expense recognized in 2006 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for periods prior to 2006, the company accounted for forfeitures as they occurred.
     For the year ended December 31, 2006, Apria’s adoption of SFAS No. 123R reduced the company’s operating income and income before taxes by $2,323,000 and net income was reduced by $1,737,000. Basic and diluted earnings per share were each reduced by $0.04 for the year ended December 31, 2006. The adoption of SFAS No. 123R did not affect cash flow.
     The company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the company’s expected annual dividend yield. Apria’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the company’s stock options granted in 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
     The key input assumptions that were utilized in the valuation of the stock options granted during the year ended December 31, 2006 are summarized in the table below.

Expected option term (1)	4.8 years
Expected volatility (2)	27.3%
Risk-free interest rate (3)	4.6%
Expected annual dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	Expected volatility represents a combination of historical stock price volatility and implied volatility from publicly-traded options on Apria’s common stock.

(3)	The risk-free interest rate is based on the implied yield on a U.S. Treasury zero coupon issue with a remaining term equal to the expected term of the option.
     As of December 31, 2006, total unrecognized stock-based compensation cost related to unvested stock options was $4,739,000, which is expected to be expensed over a weighted-average period of 1.44 years; the total unrecognized stock-based compensation cost related to unvested restricted stock purchase rights was $3,503,000, which is expected to be expensed over a weighted-average period of 3.10 years; and the total unrecognized stock-based compensation cost related to unvested restricted stock awards and units was $9,388,000, which is expected to be expensed over a weighted-average period of 2.73 years.
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
     Clinical Expense Reclassification. Respiratory therapy expenses presented within cost of net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Apria’s respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $15.7 million in 2006 and $18.8 million in 2005. This classification was adopted in 2005. During prior years, the data was not captured in the detail necessary to make a corresponding reclassification. Therefore, all respiratory therapy expenses for 2004 are classified within selling, distribution and administrative expenses and totaled $50 million.
     Nursing expenses presented within cost of net revenues are comprised primarily of employee salary and benefit costs and fees paid to contracted workers who are deployed to service a patient. The majority of these costs relate to the company’s infusion therapy service line which were previously classified as selling, distribution and administrative expenses. Additional nursing costs that are currently, and were previously, presented within the cost of net revenues relate to a small ancillary nursing service business that generates approximately $1 million in revenue annually. This classification was adopted in 2005. Certain nursing expenses incurred by the infusion therapy business, including administrative and marketing costs, remain within selling, distribution and administrative expenses and totaled $4.0 million, $3.9 million and $4.2 million for 2006, 2005 and 2004, respectively.
     Medicare Reimbursement. As more fully discussed under Item 1 — “Business—Government Regulation,” the following is a high-level summary of certain Medicare and governmental regulatory issues.
     There are a number of legislative and regulatory activities by the Centers for Medicare and Medicaid Services, or CMS, that affect or may affect Medicare reimbursement policies for products and services provided by Apria. Certain material provisions are outlined below in chronological order.
     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, also referred to as the Medicare Modernization Act, or MMA, became law. The provisions contained therein that are significant to Apria are as follows:
•	A freeze on annual payment increases for durable medical equipment — The freeze commenced in 2004 and will continue through 2008.

•	Reimbursement reductions for five durable medical equipment categories — Under the MMA, reimbursement is based on the median price paid for such items on behalf of beneficiaries of federal employee health benefit plans. The new fee schedules for these products went into effect January 1, 2005, with the exception of oxygen and oxygen equipment which was implemented on April 8, 2005. Subsequent legislation has modified some of these reimbursement methodologies.

•	Reimbursement reductions for inhalation drugs — The previous reimbursement rate of 95% of the average wholesale price was reduced to 80% of the average wholesale price, effective January 1, 2004. Beginning in January 2005, reimbursement for these drugs was further reduced to the quarterly manufacturer-reported average sales price, or ASP, plus 6%, plus a separate dispensing fee per patient episode. The company has no way of knowing if the quarterly ASPs for inhalation drugs will increase or decrease. Since 2006, dispensing fees have been $57.00 for a 30-day supply for a new patient, $33.00 for each 30-day supply thereafter, and $66.00 for each 90-day supply. Additionally, in late December 2005, the 2006 fee schedule for Medicare Part B medications that took effect on January 1, 2006 included commercially manufactured budesonide (Pulmicort®)[1] and DuoNeb®[2].

•	Establishment of a competitive bidding program for Medicare Part B — The program requires that suppliers wishing to provide certain durable medical equipment to beneficiaries submit bids to Medicare. Although the specific durable medical equipment items and services subject to this rule and the exact timeline for implementation remain unspecified, the MMA states that the program is to be phased in as follows: (i) 10 of the largest metropolitan statistical areas, or MSAs, in 2007; (ii) 80 of the largest MSAs in 2009; and (iii) additional urban areas after 2009.

On August 1, 2006, CMS issued a final rule limited to only selective operational aspects of the competitive bidding program. To date, a final rule for the remaining components of the competitive bidding program has not been published. Given the limited information available regarding CMS’ final plan for the competitive bidding program, such as the list of products and services and the MSAs to be included, Apria cannot estimate at this time the impact of the competitive bidding program on the company’s operations or financial condition.

•	Reimbursement for home infusion therapy under Medicare Part D — Currently, a limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. A bill was introduced in Congress in the summer of 2006 to consolidate home infusion therapy coverage under Part B and to provide for infusion benefit coverage in a comprehensive manner.
     The Deficit Reduction Act of 2005, or DRA, was signed by the President in February 2006. The legislation contains the following provisions that will impact reimbursement to Apria:
•	Effective on January 1, 2006, most items of durable medical equipment currently categorized in the capped rental category by CMS, will be considered purchased outright at the end of a 13 month maximum rental period (reduced from 15 months) and the ownership of such devices will transfer directly to the patients. The first month in which the new policy had an impact on the company’s revenue was February 2007. In addition, the service and maintenance fee, which had been paid to suppliers twice yearly after the rental period ended in order to cover various non-equipment service costs, was eliminated for those patients who commenced service on or after January 1, 2006. Management estimates that the reduction in rental revenues for impacted DME products and the loss of the service and maintenance fees in 2007 will be approximately $4 million and $0.5 million, respectively. The 2007 estimate assumes the loss of service and maintenance fees for one quarter as the effect of the loss is expected to impact the latter part of the year only. However, this estimate is subject to assumptions and uncertainties and the actual negative impact on revenue and fees may be greater or less.
•	Under the DRA, reimbursement for oxygen equipment will also convert from an ongoing rental method to a

[1]	Pulmicort® is a registered trademark of Astra Zeneca AB Corporation

[2]	DuoNeb® is a registered trademark of Dey L.P.

rent-to-purchase method. The law mandates that oxygen equipment reimbursement will be limited to 36 months, after which time the ownership of the equipment will transfer to the patient. The final rule that CMS issued in November 2006 regarding the implementation of the DRA establishes new payment classes with varying reimbursement amounts for oxygen equipment and contents. Beginning in 2008, Medicare will review the utilization patterns and make adjustments to the payment rates if needed in order to satisfy the statutory mandate of budget neutrality. The new DRA payment amounts went into effect January 1, 2007, but the 36-month rental period will be retroactively applied to January 1, 2006 for all beneficiaries requiring oxygen as of December 31, 2005. Accordingly, January 2009 is the first month in which the transfer of ownership for oxygen equipment and the new repair and maintenance policy will impact the company.

The final rule also limits supplier replacement of oxygen equipment during the rental period, and requires suppliers to replace beneficiary-owned equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years.

Regarding repair and maintenance, the final rule permits payment to suppliers for general maintenance and servicing of certain patient-owned oxygen equipment every six months, beginning after the first six months the patient owns the equipment. The final rule limits payment for general maintenance and servicing visits to 30 minutes of labor based on rates the Medicare contractors establish. CMS declined to offer general maintenance and servicing payments for beneficiary-owned liquid and gas equipment with the exception of a single payment for pick-up and storage or disposal of such equipment that a beneficiary no longer needs. Once title to the oxygen equipment transfers, CMS will also pay for certain other reasonable and necessary but non-routine repairs which remain as yet unspecified by the agency, but CMS will not make separate payment for certain patient support services, which are currently covered by and included in the monthly bundled payment rate for oxygen therapy. Apria may or may not continue to provide repair and maintenance service on patient-owned equipment and is in the process of evaluating the impact of these changes.
•	The President’s current healthcare proposals seek to further reduce the maximum rental period for oxygen equipment from the now-mandated 36 months to 13 months. There are other initiatives to reduce the rental period to 13 months, but it is uncertain whether any of these initiatives will ultimately be approved by Congress. There are also legislative provisions that have been introduced in Congress that would repeal the current oxygen reimbursement cap and equipment ownership mandate included in the DRA, but it is uncertain whether and when any of the OIG’s recommendations or the repeal legislation ultimately would be adopted and passed by Congress.
     Other outstanding issues that will or could have an impact on Medicare reimbursement levels to Apria are summarized as follows:
•	In late December 2005, CMS issued the 2006 Health Care Procedure Coding System, or HCPCS, fee schedule for Medicare Part B medications and the new two-tiered dispensing fee for inhalation therapies. The fee schedule took effect on January 1, 2006, and included two HCPCS codes for commercially manufactured budesonide (Pulmicort®)[3] and DuoNeb®[4]. The fee schedule also included a revised definition for the HCPCS codes for commercially manufactured budesonide and budesonide compounded from a powder, and separated these products into two unique codes.
•	In January 2006, CMS published a final regulation that would shift payment for certain respiratory assist devices from ongoing rental method to a rent-to-purchase method The change in the payment method became effective April 1, 2006. The policy applies to those respiratory assist devices (known as BiPAP STs) that have a backup rate feature that delivers pressure whenever the user’s spontaneous breathing efforts are insufficient. The first month in which the new categorization will impact the company’s revenue will be May 2007. The company’s estimate for this change in payment categories is a reduction in 2007 revenues of $3 million.
•	In January 2006, CMS announced and later modified the designation of four specialty contractors, DME MACs, which will be responsible for handling the administration of all Medicare claims from suppliers of durable

[3]	Pulmicort® is a registered trademark of Astra Zeneca AB Corporation

[4]	DuoNeb® is a registered trademark of Dey L.P.

medical equipment. It is difficult at this time to predict precisely how this change in claims administration will affect DME suppliers, nor can the company predict or estimate the potential impact of this change on collections of its accounts receivable.
•	On March 24, 2006, the three Program Safeguard Contractors, or PSCs, overseeing durable medical equipment issued a proposed Local Coverage Determination, or LCD, for nebulizer medications covered by Medicare Part B. Specifically, four provisions were proposed: (i) payment for levalbuterol (commercially manufactured as brand-name Xopenex®)[5] would be based on the allowable for generic albuterol sulfate; (ii) payment for commercially-manufactured, brand-name DuoNeb® would be based on the allowance for separate unit dose vials of albuterol sulfate and ipratropium bromide; (iii) coverage for a variety of other nebulizer drugs would be eliminated because the PSCs assert that there is inadequate support in the medical literature for administration using a DME nebulizer; and (iv) maximum monthly utilization limits for budesonide would be defined.

The company believes that the MMA is clear in its intent to prescribe the Part B average sales price reimbursement formula for single-source drugs which applies to both DuoNeb® and Xopenex®. The company further believes that the PSCs do not have the legal authority to circumvent the average sales price methodology through the issuance of an LCD that invokes their authority to use the “Least Costly Alternative” as the basis for reducing the reimbursement for these drugs. The company has determined that if the four provisions of the LCD are implemented as proposed in the March 24, 2006 document, it will generally not provide DuoNeb® and Xopenex® to existing or future patients covered by Medicare. Management’s current estimate of providing the replacement medications in lieu of the brand name drugs is a quarterly gross profit reduction of approximately $3 million. (Given that the impact for 2007 will only be for a partial year, a quarterly estimate is provided.) However, this estimate is subject to assumptions and uncertainties and the actual negative impact on gross profit may be greater or less.

Subsequent to the actions taken by the PSCs in the spring of 2006, CMS initiated a National Coverage Analysis on December 20, 2006 regarding the same issues of coverage and payment for certain inhalation drugs. CMS has indicated that it will issue a final decision in the third quarter of 2007, for implementation in the fourth quarter of 2007 at the earliest. Depending on the final outcome of such a decision by CMS, the company may or may not continue to provide DuoNeb® and Xopenex® to Medicare beneficiaries after a revised policy is implemented by CMS.

•	In late 2006, CMS announced that it has revised the LCD for power mobility devices resulting in reductions to the power mobility devices fee schedule. The revised fee schedule imposes reductions for certain power mobility devices of about 15%. The changes took effect on November 15, 2006. Management’s estimate of the annualized reduction in Apria’s revenues resulting from these fee schedule changes is approximately $1 million. However, this estimate is subject to assumptions and uncertainties and the actual negative impact on revenue may be greater or less.
     Apria cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on Apria’s results of operations, cash flow and capital resources.

[5]	Xopenex® is a registered trademark of Sepracor, Inc.

Results of Operations
     Net Revenues. Net revenues were $1,517 million in 2006, $1,474 million in 2005 and $1,451 million in 2004. Growth rates were 2.9% and 1.6% in 2006 and 2005, respectively. The growth for both years was volume- based. The growth rates for 2006 and 2005 were impacted by Medicare reimbursement reductions newly imposed on each year. In 2005, Medicare reimbursement reductions include those that went into effect January 1, 2005 for respiratory drugs and certain durable medical equipment items. An additional reduction on oxygen and oxygen equipment went into effect April 8, 2005. The combined reduction totaled $27.4 million in 2005. Growth for 2006 was impacted by the oxygen reduction for the period in early 2006 prior to the April 8 anniversary date. Further, a pricing reduction for dispensing fees for respiratory drugs went into effect January 1, 2006 and the average sales prices, which are used as the basis for Medicare reimbursement of respiratory drugs and are updated each quarter, were generally lower in 2006 than in 2005. The combined incremental effect on 2006 caused by these Medicare reductions was $15.0 million. Adjusted for the Medicare pricing reductions, growth rates for 2006 and 2005 were 4.0% and 3.5%, respectively. Incremental revenues from acquisitions during each year were estimated at $68.0 million for 2005 and $21.3 million for 2006.
     Apria expects to continue to face pricing pressures from Medicare as well as from its managed care customers as these payors seek to lower costs by obtaining more favorable pricing from providers such as Apria. In addition to the pricing reductions, such changes could cause Apria to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue. However, given Apria’s high volume of managed care business, it is well-positioned among its competitors with respect to the Medicare Advantage plan expansion. See “Medicare Reimbursement.”
     The following table sets forth a summary of net revenues by service line:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Home respiratory therapy	$1,033,267	$1,009,752	$990,857
Home infusion therapy	274,723	256,225	246,662
Home medical equipment/other	209,317	208,124	213,930

Total net revenues	$1,517,307	$1,474,101	$1,451,449

     Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the respiratory therapy service line increased by 2.3% in 2006 and by 1.9% in 2005. The majority of the Medicare pricing reductions discussed above impacted the respiratory therapy line. Such reductions were $15.0 million in 2006 and $24.3 million in 2005. Adjusted for the Medicare reductions, respiratory revenues increased by 3.8% and 4.4% in 2006 and 2005, respectively. The growth was largely related to revenues from the continuous positive and bi-level airway pressure devices and related supplies. These revenues currently comprise approximately 28% of total respiratory revenues, and grew by 15.3% in 2006. Much of this growth was derived through a program the company has instituted to provide via mail the necessary supplies to patients already utilizing the airway pressure devices. Oxygen revenues, as adjusted for Medicare pricing reductions, increased by 1.2% in 2006 and respiratory medication revenues increased by 5.0%, also on an adjusted basis. Acquisitions of respiratory businesses were the primary driver of respiratory therapy revenue growth in 2005.
     Infusion Therapy. The infusion therapy service line involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased by 7.2% in 2006 and 3.9% in 2005. This growth was primarily related to revenues from enteral nutrition, which comprise just under half of the infusion therapy line, and which grew by 12.7% in 2006 and by 9.0% in 2005. This growth is due mainly to internal organizational changes and the management focus that has been placed on this sub-category.
     Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues increased by 0.6% in 2006 and decreased by 2.7% in 2005. In 2005, $3.1 million of the Medicare reimbursement reductions impacted this line of business. Additionally, hospital utilization rates for many of the company’s managed care contractors were down in the last half of 2005, which served to further depress growth in home medical equipment/other revenues.
     Gross Profit. Gross margins were 65.6% in 2006, 67.5% in 2005, and 71.2% in 2004. The decline in 2006 from 2005 was primarily caused by the Medicare reimbursement reductions, managed cared pricing reductions, as well as shifts in product mix to lower margin items. Further, certain of the Medicare reimbursement changes forced the company to provide higher cost items without corresponding revenue increases. The comparison between 2005 and 2004 was impacted by many of the same issues, but also reflects the change in classification of the clinical costs. The respiratory therapy expenses that were reclassified in 2005 (detailed data was not available for 2004) accounts for 2.2% of the variance between the two years. See “Clinical Expense Reclassification” above.
     Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable estimated to be uncollectible are provided for by applying specific percentages to each receivables aging category, which is determined by the number of days the receivable is outstanding. For 2006, 2005 and 2004, the provision for doubtful accounts, expressed as percentages of net revenues, was 2.6%, 3.2% and 3.3%, respectively. The improvement in 2006 from the 2005 and 2004 levels is due to increased cash collections and the success of a credit card program designed to collect patient receivables upon delivery and automatically on the rental due date thereafter.
     Selling, Distribution and Administrative. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Some are also very sensitive to market-driven price fluctuations such as facility lease and fuel costs. The administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not fluctuate with revenue growth as closely as do operating costs. Certain clinical expenses previously classified in this line have been reclassified to cost of net revenues. See “Clinical Expense Reclassification” above.
     Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 53.0% in 2006, 53.7% in 2005, and 53.6% in 2004. The decrease in 2006, as compared to 2005 reflects expense leveraging achieved through the successful implementation of a number of cost saving initiatives. Such initiatives include those in the revenue management area whereby productivity and efficiencies have been enhanced by consolidating and centralizing certain functions. Billing and collection activities for several of the company’s larger payors have been centralized as have certain other related functions. Also, in the logistics area, the routing of deliveries has been automated which has resulted in decreased miles per delivery and increased deliveries per driver. The company has been successful in converting these productivity improvements to cost savings. The decrease in the percentage in 2006 was achieved despite the pricing reductions to the revenue base noted above.
     The selling distribution and administrative percentages for 2005 are not comparable to 2004 due to the respiratory therapy costs that were not reclassified in 2004 to conform to the 2005 presentation. Adjusted for this impact, selling, distribution and administrative expense expressed as a percentage of net revenues increased 2.4% in 2005 versus 2004. Approximately half of this increase is attributable to the lower revenues resulting from the Medicare and managed care pricing changes without a corresponding reduction in the company’s actual cost of providing those products and services. Higher fuel prices and vehicle maintenance expenditures, rising medical benefit costs, outsourced collection fees and severance charges also factored into the increase. Further, advertising costs related to the company’s diabetic supply business increased year to year as a result of the company’s entry into this market late in the first quarter of 2004.
     Qui Tam Settlement and Related Costs. As previously reported, Apria was the subject of an investigation launched in mid-1998 by the U.S. Attorney’s office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerned the documentation supporting Apria’s billing for services provided to patients whose healthcare costs were paid by Medicare and other federal programs. The investigation related to two civil qui tam lawsuits against Apria filed by individuals suing on behalf of the government. Apria and representatives of the government and the individual plaintiffs reached a preliminary agreement in early August 2005 to settle these lawsuits for the aggregate sum of $17.6 million, without any admission of wrongdoing by Apria. The settlement was finalized in a definitive agreement that was fully executed and became effective on September 30, 2005, and Apria paid the settlement amount on that date. Apria also incurred $1.7 million in legal fees and other related costs during 2005.
     Amortization of Intangible Assets. Amortization of intangible assets was $5.1 million in 2006, $6.9 million in 2005 and $6.7 million in 2004. The decrease in amortization expense in 2006, when compared to 2005 and 2004, is due to the slowdown in the company’s acquisition activity. See “Liquidity and Capital Resources – Business Combinations.”
     Interest Expense, Interest Income and Write-off of Deferred Debt Issuance Costs. Interest expense was $31.2 million in 2006, $23.0 million in 2005 and $20.8 million in 2004. The increase in interest expense in 2006 is primarily attributable to the increase in long-term debt incurred near the end of 2005 to repurchase $175 million of Apria’s common stock. Higher interest rates in 2006 also contributed to the increase, which was mitigated by the debt repayments made over the course of 2006. The increase in interest expense in 2005, when compared to 2004 was due to the addition of the $175 million in debt noted above and higher base interest rates. Interest income was $1.7 million, $853,000 and $779,000 in 2006, 2005 and 2004, respectively.
     In 2004, the company wrote off $2.7 million in unamortized debt issuance costs in conjunction with the November 2004 refinancing of the company’s bank loans.
     Income Tax Expense. Income taxes were $43.3 million in 2006. The increase was mitigated by the release of $4.0 million of federal and state tax contingencies due to the completion of a federal income tax audit during 2006. Income taxes were $40.4 million and $64.3 million for 2005 and 2004, respectively, and were provided at the effective tax rates expected to be applicable for each year.
     The company has various apportioned state net operating loss carryforwards of $8.4 million, net of federal tax benefit, as of December 31, 2006.
     The company believes it has adequately provided for income tax issues not yet resolved with federal, state and local tax authorities. At December 31, 2006, $12.2 million, net of tax benefit, was accrued for federal, state and local tax matters and is included in income tax payable. Although not probable, the most adverse resolution of these federal, state and local issues could result in additional charges to earnings in future periods in addition to the $12.2 million currently provided. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.
     Inflation. Apria experiences pricing pressures in the form of continued reductions in reimbursement rates, particularly from managed care organizations and from governmental payors such as Medicare and Medicaid. The company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits, facility and equipment leases, and vehicle fuel. However, Apria generally does not believe these impacts are material to its revenues or net income.
Liquidity and Capital Resources
     Apria’s principal source of liquidity is its operating cash flow, which is supplemented by a $500 million revolving credit facility. In recent years, Apria has generated operating cash flows in excess of its operating needs, which has afforded it the ability to pursue acquisitions and fund patient service equipment purchases to support revenue growth. Apria’s management believes that its operating cash flow will continue to be sufficient to fund its operations and growth strategies. In September 2008, the holders of the $250 million convertible senior notes will have an opportunity to require Apria to repurchase some or all of the notes. Accordingly, Apria management continues to evaluate its financing alternatives regarding its ability to repurchase these notes to the extent required by the holders.
     Further, Apria has initiated a project to implement a new enterprise-wide information system. The overall objective of the project is to deliver the necessary technology and automation across the organization to enable improvements in service, productivity and access to information. Development on certain modules commenced in 2006. The overall project plan is being designed and developed and is expected to be implemented over several years.
     Cash Flow. Cash provided by operating activities in 2006 was $280.9 million compared to $206.3 million in 2005 and $271.6 million in 2004. The increase in 2006 is due primarily to a favorable IRS ruling on the deductibility of interest on the company’s convertible notes, increased cash collections resulting from initiatives to optimize billing processes and to increase collections of patient co-payments, and timing-related decreases in working capital requirements The improvement was achieved despite the Medicare and managed care pricing decreases and related product cost increases noted above. The decrease in operating cash flow in 2005, when compared to 2004 levels, was primarily due to the Medicare reimbursement reductions and related product cost increases; the qui tam lawsuit settlement and related fees and an increase in tax payments between the periods, each as noted above.
     Cash used in investing activities was $132.9 million, $223.6 million and $281.4 million in 2006, 2005 and 2004, respectively. The sharp drop in 2006 is due to the reduced level of business combinations compared to the previous years. The reduction in purchases of patient service and other equipment in 2006 and 2005, when compared to 2004, is directly attributable to controls placed on inventory and purchasing.
     Cash used in financing activities was $156.6 million in 2006 versus $1.2 million provided in 2005 and $111.4 million used in 2004. The 2006 figure reflects the $155.0 million net reduction of the company’s revolving line of credit. In 2005, the company borrowed from its revolving credit facility to repurchase $175.0 million worth of its common stock. Cash used in 2004 primarily relates to a $100.0 million stock repurchase and scheduled principal payments made against term loans in place at the time.
     Contractual Cash Obligations. The following table summarizes Apria’s long-term cash payment obligations to which the company is contractually bound:

	For the Year Ending December 31,
(in millions)	2007	2008	2009	2010	2011	2012+	Total

Revolving loan	$—	$—	$—	$—	$235	$—	$235
Convertible senior notes	—	—	—	—	—	250	250
Other debt	2	—	—	—	—	—	2
Operating leases	56	47	36	26	18	22	205
Software licenses and related maintenance	1	1	—	—	—	—	2

Total contractual cash obligations	$59	$48	$36	$26	$253	$272	$694

(1)	Interest on the outstanding borrowings is payable quarterly.

(2)	The holders of the convertible senior notes will first have the option to require Apria to repurchase all or a portion of their notes in September 2008. Interest on these notes is paid bi-annually in March and September.
     Accounts Receivable. Accounts receivable before allowance for doubtful accounts decreased to $238.4 million as of December 31, 2006 from $268.0 million at December 31, 2005. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 49 days at December 31, 2006, compared to 57 days at December 31, 2005. The decrease in accounts receivable and days sales outstanding is a direct result of the aforementioned improvement in cash collections.
     Accounts aged in excess of 180 days of total receivables for certain major payor categories, and in total, are as follows:

	December 31,	December 31,
	2006	2005

Total	19.8%	21.1%
Medicare	19.2%	22.8%
Medicaid	28.6%	28.7%
Self pay	36.5%	35.9%
Managed care/other	19.1%	19.4%
     Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $30.0 million and $39.0 million at December 31, 2006 and 2005, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility. The lower unbilled amount at the end of 2006 is largely due to the significant decrease in acquisition activity in 2006. The acquisitions executed in 2005 were the primary cause of the higher unbilled receivable balance at the end of that year. The time-consuming processes of converting patient files onto Apria’s systems and obtaining provider numbers from governmental payors routinely delay billing of newly acquired business.
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
     The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of Apria’s patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 82% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Management has successfully instituted a number of controls over the company’s inventories and patient service equipment to minimize such losses. Depending on the product type, the company performs physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories. Inventory and patient service equipment losses for 2006, 2005 and 2004, were $3.1 million, $868,000 and $2.0 million, respectively.
     Long-term Debt. Apria’s senior secured credit agreement with Bank of America and a syndicate of lenders was amended effective June 23, 2006. The amendment extended the maturity date from November 23, 2009 to June 23, 2011 and lowered the applicable interest rate margins and commitment fees. The credit agreement is structured as a $500 million revolving credit facility. The credit agreement permits Apria to select one of two variable interest rates. One option is the base rate, which is expressed as the higher of (a) the Federal Funds rate plus 0.50% or (b) the Bank of America prime rate. The other option is the Eurodollar rate, which is based on the London Interbank Offered Rate. Interest on outstanding balances under the credit agreement is determined by adding a margin to the Eurodollar rate or base rate in effect at each interest calculation date. The applicable margin for the revolving credit facility is based on Apria’s debt rating as determined by Standard and Poor’s Ratings Services or Moody’s Investor Services with respect to the credit facility. The applicable margins, as amended, range from 0.625% to 1.25% for Eurodollar loans and from zero to 0.25% for base rate loans. The credit agreement also requires payment of commitment fees ranging from 0.10% to 0.20% (also based on Apria’s debt rating) on the unused portion of the revolving credit facility. The effective interest rate at December 31, 2006, after consideration of the effect of the swap agreements described below, was 6.25%. See “Hedging Activities.”
     On December 31, 2006 outstanding borrowings on the revolving credit facility were $235.0 million — outstanding letters of credit totaled $3.9 million and credit available under the revolving facility was $261.1 million. At December 31, 2006, the company was in compliance with all of the financial covenants required by the credit agreement. Borrowings under the credit facility are secured by a pledge of the common stock of all of the company’s subsidiaries.
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
     The notes bear interest at the rate of 3 3/8% per year. Interest on the notes is payable on September 1 and March 1 of each year, beginning on March 1, 2004. Also, during certain periods commencing on September 8, 2010, Apria will pay contingent interest on the interest payment date for the applicable interest period if the average trading price of the notes during the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period. Further, the notes are convertible, at the holder’s option, during certain periods into shares of Apria common stock, initially at a conversion rate of 28.6852 shares of common stock per $1,000 principal amount of notes, subject to adjustment in certain events, under certain circumstances as outlined in the indenture.
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
     During 2006, Apria had two interest rate swap agreements in effect to fix its LIBOR-based variable rate debt. One of the agreements, which expired in December 2006, had a notional amount of $25.0 million and a fixed rate of 3.42%. The other agreement, a forward-starting contract with a three-year term, became effective in January 2006, and has a notional amount of $25.0 million that fixes an equivalent amount of the company’s variable rate debt at 4.44%.
     In 2005, Apria had two interest rate swap agreements. Each agreement had a notional amount of $25.0 million, with one agreement expiring in December 2005 and the other agreement expiring in December 2006. In 2004, Apria also had two swap agreements with an aggregate notional amount of $50.0 million that expired in December 2004.
     The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the years ended December 31, 2006, 2005 and 2004, Apria received (paid) net settlement amounts of $540,000, $11,000 and ($1,381,000), respectively. At December 31, 2006, the aggregate fair value of the swap agreements was an asset of $356,000 and is reflected in the accompanying consolidated balance sheets in other assets. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in operating income, as the transactions no longer qualify for hedge accounting treatment. Apria’s exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.
     Treasury Stock. All repurchased shares of common stock are held as treasury shares.
     In 2006, 7,672 shares of employee restricted stock shares, valued at $141,000, were retained by the company upon vesting to satisfy the related tax obligation.
     In October 2005, Apria’s Board of Directors authorized the company to repurchase up to $250.0 million worth of its outstanding common stock. On November 7, 2005, Apria purchased 7.3 million shares of its common stock for $175.0 million through an accelerated share repurchase program. Under the agreement, Apria’s counterparty borrowed shares that were sold to Apria at an initial price of $23.83. The counterparty then repurchased shares over a period that commenced immediately after the sale of shares to Apria. The repurchase transaction was completed in February 2006. The agreement contained a provision that subjected Apria to a purchase price adjustment based on the volume weighted average price of the company’s common stock over the period during which the counterparty purchased the shares. Such provision resulted in an additional $242,000 owed to the counterparty that Apria elected to settle in cash in February 2006. This amount was recorded as a liability at December 31, 2005, with a corresponding charge to interest expense reflecting the change in the fair value of the settlement contract. The amount remaining on the aforementioned Board authorization expires at the end of the first quarter of 2007.
     In January 2004, Apria prepaid $50.0 million to repurchase 1.7 million shares of its common stock at a strike price of $28.89 through an accelerated share repurchase program. The repurchase of the shares was completed in April 2004 and the share price differential was settled in cash in June 2004, for a total cost of $53 million. During the third quarter of 2004, the company purchased an additional 1.7 million shares for $47.0 million.
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
     In 2006, Apria closed 3 small acquisitions for an aggregate consideration of $3.6 million. Allocation of this amount includes $2.0 million to patient service equipment, $1.3 million in customer lists and $97,000 to goodwill. The aggregate consideration for the 21 acquisitions that closed during 2005 was $103.0 million and $148.7 million for the 27 acquisitions executed in 2004. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $8.1 million, $105.5 million and $144.2 million in 2006, 2005 and 2004, respectively.
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
     At December 31, 2006, Apria’s revolving credit facility borrowings totaled $235.0 million. The bank credit agreement governing the revolver provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or the London Interbank Offered Rate, or LIBOR and all such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At December 31, 2006, all of Apria’s outstanding revolving debt was tied to LIBOR. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long Term Debt.”
     During 2006, Apria had two interest rate swap agreements in effect to fix its LIBOR-based variable rate debt. One of the agreements, which expired in December 2006, had a notional amount of $25.0 million and a fixed rate of 3.42%. The other agreement, a forward-starting contract with a three-year term, became effective in January 2006, and has a notional amount of $25.0 million that fixes an equivalent amount of the company’s variable rate debt at 4.44%. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long Term Debt – Hedging Activities.”
     Based on the revolving debt outstanding and the swap agreements in place at December 31, 2006, a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $2.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Report of the Independent Registered Public Accounting Firm and the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedule” are filed as part of this report.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer each concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
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
     Under the supervision and with the participation of management, including the principal executive and financial officers, the company has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report on management’s assessment of Apria’s internal control over financial reporting, which is included herein.
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Apria Healthcare Group Inc.
Lake Forest, California
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Apria Healthcare Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard, Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and the Company’s adoption of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, CA
March 1, 2007

Item 9B. OTHER INFORMATION
     None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information with respect to this Item is incorporated by reference from the company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of the company’s fiscal year. Information regarding executive officers of the company is set forth in Item 1 – “Business” – “Executive Officers of the Registrant.”
Item 11. EXECUTIVE COMPENSATION
     Information with respect to this Item is incorporated by reference from the company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of the company’s fiscal year.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information with respect to this Item is incorporated by reference from the company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of the company’s fiscal year. Information regarding securities authorized for issuance in Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plans.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)	1.	The financial statements described in the “Index to Consolidated Financial Statements and Financial Statement Schedule” are included in this Annual Report on Form 10-K starting at page F-1.

	2.	The financial statement schedule is included on page S-1.

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
Lake Forest, California
We have audited the accompanying consolidated balance sheets of Apria Healthcare Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apria Healthcare Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for share based payments effective January 1, 2006, to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and prospectively adjusted the 2006 financial statements for the change. Also as discussed in Note 1 to the consolidated financial statements, the Company changed its method of evaluating misstatements effective for fiscal years ending after November 15, 2006, to conform to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 1, 2007

APRIA HEALTHCARE GROUP INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data )	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,657	$23,304
Accounts receivable, less allowance for doubtful accounts of $27,324 and $41,527 at December 31, 2006 and 2005, respectively	211,097	226,478
Inventories, net	40,681	42,571
Deferred income taxes	36,648	30,916
Deferred expenses	22,712	—
Prepaid expenses and other current assets	19,142	20,732

TOTAL CURRENT ASSETS	344,937	344,001

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $445,608 and $446,728 at December 31, 2006 and 2005, respectively	212,068	225,575
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	52,975	46,087
DEFERRED INCOME TAXES	—	4,059
GOODWILL	539,187	540,985
INTANGIBLE ASSETS, NET	6,551	10,580
DEFERRED DEBT ISSUANCE COSTS, NET	4,612	5,248
OTHER ASSETS	8,166	9,363

	$1,168,496	$1,185,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$66,969	$63,984
Accrued payroll and related taxes and benefits	46,532	51,167
Income taxes payable	10,793	8,664
Other accrued liabilities	44,804	42,511
Deferred revenue	32,280	—
Current portion of long-term debt	2,145	4,465

TOTAL CURRENT LIABILITIES	203,523	170,791

LONG-TERM DEBT, net of current portion	485,000	640,855
DEFERRED INCOME TAXES	60,815	38,079
OTHER NON-CURRENT LIABILITIES	8,727	9,009

TOTAL LIABILITIES	758,065	858,734

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value:
10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value:
150,000,000 shares authorized; 59,762,307 and 59,215,749 shares issued at December 31, 2006 and 2005, respectively; 42,789,450 and 42,250,564 outstanding at December 31, 2006 and 2005, respectively	60	59
Additional paid-in capital	482,123	468,099
Treasury stock, at cost; 16,972,857 and 16,965,185 shares at December 31, 2006 and 2005, respectively	(429,573)	(429,432)
Retained earnings	357,470	287,982
Accumulated other comprehensive income	351	456

TOTAL STOCKHOLDERS’ EQUITY	410,431	327,164

	$1,168,496	$1,185,898

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2006	2005	2004

Net revenues:
Fee for service arrangements	$1,355,818	$1,327,777	$1,312,269
Capitation arrangements	161,489	146,324	139,180

TOTAL NET REVENUES	1,517,307	1,474,101	1,451,449

Costs and expenses:
Cost of net revenues:
Product and supply costs	345,552	309,413	271,723
Patient service equipment depreciation	113,177	111,759	119,391
Respiratory therapy services	38,501	34,669	—
Nursing services	8,825	9,078	10,644
Other	15,384	14,369	15,686

TOTAL COST OF NET REVENUES	521,439	479,288	417,444
Provision for doubtful accounts	38,723	46,948	48,567
Selling, distribution and administrative	804,365	792,177	777,671
Qui tam settlement and related costs (Note 12)	—	19,258	—
Amortization of intangible assets	5,080	6,941	6,712

TOTAL COSTS AND EXPENSES	1,369,607	1,344,612	1,250,394

OPERATING INCOME	147,700	129,489	201,055
Interest expense	31,205	22,972	20,799
Interest income	(1,742)	(853)	(779)
Write-off of deferred debt issuance costs	—	—	2,730

INCOME BEFORE TAXES	118,237	107,370	178,305
Income tax expense	43,257	40,429	64,297

NET INCOME	$74,980	$66,941	$114,008

Basic net income per common share	$1.77	$1.39	$2.31

Diluted net income per common share	$1.75	$1.37	$2.27

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						(Accumulated	Accumulated
			Additional			Deficit)	Other	Total
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive	Stockholders’
(in thousands)	Shares	Par Value	Capital	Shares	Cost	Earnings	(Loss) Income	Equity

Balance at December 31, 2003	57,317	$57	$414,220	6,210	$(154,432)	$107,033	$(930)	$365,948

Exercise of stock options	893	1	18,314					18,315
Tax benefits related to stock options			2,587					2,587
Compensatory stock options and awards	26		4,423					4,423
Repurchases of common stock				3,418	(100,000)			(100,000)
Unrealized gain on interest rate swap agreements, net of taxes							904	904
Net income						114,008		114,008

Total comprehensive income						114,008	904	114,912

Balance at December 31, 2004	58,236	$58	$439,544	9,628	$(254,432)	$221,041	$(26)	$406,185

Exercise of stock options	937	1	21,179					21,180
Tax benefits related to stock options			4,117					4,117
Compensatory stock options and awards	43		3,259					3,259
Repurchases of common stock				7,337	(175,000)			(175,000)
Unrealized gain on interest rate swap agreements, net of taxes							482	482
Net income						66,941		66,941

Total comprehensive income						66,941	482	67,423

Balance at December 31, 2005	59,216	$59	$468,099	16,965	$(429,432)	$287,982	$456	$327,164

Cumulative effect adjustment pursuant to adoption of SAB No. 108						(5,492)		(5,492)
Exercise of stock options	508	1	8,244					8,245
Tax benefits related to stock options			17					17
Compensatory stock options and awards	38		5,763					5,763
Restricted stock retained in treasury upon vesting				8	(141)			(141)
Unrealized loss on interest rate swap agreements, net of taxes							(105)	(105)
Net income						74,980		74,980

Total comprehensive income						74,980	(105)	74,875

Balance at December 31, 2006	59,762	$60	$482,123	16,973	$(429,573)	$357,470	$351	$410,431

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2006	2005	2004

OPERATING ACTIVITIES
Net income	$74,980	$66,941	$114,008
Items included in net income not requiring cash:
Provision for doubtful accounts	38,723	46,948	48,567
Depreciation	133,563	133,677	140,762
Amortization of intangible assets	5,080	6,941	6,712
Amortization of deferred debt issuance costs	1,755	1,729	5,153
Deferred income taxes	24,673	(5,210)	20,798
Share-based compensation	5,762	3,259	4,423
Loss on disposition of assets and other	(81)	—	(682)
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(23,342)	(54,198)	(70,302)
Inventories, net	2,025	(561)	(9,372)
Prepaid expenses and other assets	7,094	3,451	832
Accounts payable, exclusive of book cash overdraft	7,717	2,907	1,050
Accrued payroll and related taxes and benefits	(4,775)	3,547	4,308
Income taxes payable	2,145	(6,427)	7,935
Excess tax benefits from shared-based compensation	(403)	—	—
Deferred revenue, net of related expenses	560	—	—
Accrued expenses	5,438	3,295	(2,577)

NET CASH PROVIDED BY OPERATING ACTIVITIES	280,914	206,299	271,615

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(125,628)	(118,867)	(137,358)
Proceeds from disposition of assets	778	767	211
Cash paid for acquisitions, including payments of deferred consideration	(8,082)	(105,471)	(144,235)

NET CASH USED IN INVESTING ACTIVITIES	(132,932)	(223,571)	(281,382)

FINANCING ACTIVITIES
Proceeds from revolving credit facilities	29,800	216,250	250,850
Payments on revolving credit facilities	(184,800)	(51,000)	(26,100)
Payments on term loans	—	—	(244,063)
Payments on other long-term debt	(7,030)	(7,854)	(9,033)
Change in book cash overdraft included in accounts payable	(2,128)	(2,384)	1,419
Capitalized debt issuance costs	(1,119)	(15)	(2,775)
Repurchases of common stock	—	(175,000)	(100,000)
Excess tax benefits from shared-based compensation	403	—	—
Issuances of common stock	8,245	21,180	18,315

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(156,629)	1,177	(111,387)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,647)	(16,095)	(121,154)
Cash and cash equivalents at beginning of year	23,304	39,399	160,553

CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,657	$23,304	$39,399

SUPPLEMENTAL DISCLOSURES – See Note 6 and Note 8 for cash paid for interest and income taxes, respectively.
NON-CASH TRANSACTIONS – See Statements of Stockholders’ Equity, Note 4 and Note 10 for tax benefit from stock option exercises, non-cash treasury stock transaction, liabilities assumed in acquisitions and purchase of property and equipment under capital leases, respectively.
Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective year. Such amounts are then included in the following year’s purchases. Unpaid purchases were $8,152, $10,754 and $10,895 at December 31, 2006, 2005 and 2004, respectively.
See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of Apria Healthcare Group Inc. (“Apria” or “the company”) and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation.
     Company Background and Segment Reporting: Apria operates in the home healthcare segment of the healthcare industry, providing a variety of clinical services and related products and supplies as prescribed by a physician or authorized by a case manager as part of a care plan. Essentially all products and services offered by the company are provided through the company’s network of approximately 475 branch facilities, which are located throughout the United States and are currently organized into three geographic divisions. The company’s chief operating decision maker evaluates operating results on a divisional basis and, therefore, each division is designated an operating segment (previously company’s 15 regions). All divisions provide the same products and services, including respiratory therapy, infusion therapy and home medical equipment and supplies. For financial reporting purposes, all of the company’s operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
     Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. For the years 2006, 2005 and 2004, revenues reimbursed under arrangements with Medicare and Medicaid were approximately 36%, 39% and 38%, respectively, as a percentage of total revenues. In all three years presented, no other third-party payor group represented more than 9% of the company’s revenues. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 11% of total net revenues for 2006 and less than 10% of total net revenues for 2005 and 2004. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services.
     Cash and Cash Equivalents: Apria maintains cash with various financial institutions. These financial institutions are located throughout the United States and the company’s cash management practices limit exposure to any one institution. Outstanding checks, which are reported as a component of accounts payable, were $18,519,000 and $20,647,000 at December 31, 2006 and 2005, respectively. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.
     Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $30,036,000 and $39,015,000 at December 31, 2006 and 2005, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Included in property and equipment are assets under capitalized leases which consist of information systems hardware and software. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for each of the categories presented in Note 3 are as follows: leasehold improvements — the shorter of the remaining lease term or seven years; equipment and furnishings — three to fifteen years; and information systems — three to six years.
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
     Long-Lived Assets: The recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets, is evaluated in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires the company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include:
•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of use of the assets or the strategy for our overall business;

•	significant decrease in the market value of the assets; and

•	significant negative industry or economic trends.
When it is determined that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, management assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management to be commensurate with the risk inherent in the company’s current business model. The assumptions supporting the cash flows, including the discount rates, are determined using management’s best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, the company may be required to record additional impairment charges for these assets, and future results of operations could be adversely affected.
     Goodwill: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Management does not believe any impairment of its goodwill existed at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Intangible Assets: Intangible assets consist of covenants not to compete, tradenames and customer lists, all of which arose from business combinations. The values assigned to the covenants are amortized on a straight-line basis over their contractual terms, which range from three to five years. The customer list and tradename valuations are amortized over their period of expected benefit, which averages 9 months and 24 months, respectively. Management tests for impairment in accordance with SFAS No. 142.
     Deferred Debt Issuance Costs: Apria capitalizes debt issuance costs which include those associated with its revolving credit facility and the convertible senior notes. Such costs are classified as non-current assets. Costs relating to the revolving credit facility are being amortized through the maturity date of June, 2011. Costs relating to the convertible senior notes are amortized from the issuance date through September, 2008. See Note 6 — “Long-term Debt.”
     Fair Value of Financial Instruments: The carrying value of Apria’s bank debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair value of the convertible senior notes, as determined by reference to quoted market prices, is $242,398,000 and $240,625,000 at December 31, 2006 and 2005, respectively. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value due to their short maturity.
     Respiratory Therapy Expenses: Respiratory therapy expenses presented within cost of net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Apria’s respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $15,694,000 in 2006 and $18,807,000 in 2005.
     Apria adopted the classification described above in 2005. During prior years, the data was not captured in the detail necessary to make a corresponding reclassification. Therefore, all respiratory therapy expenses for 2004 are classified within selling, distribution and administrative expenses and totaled $50,004,000.
     Nursing Expenses: Nursing expenses presented within cost of net revenues are comprised primarily of employee salary and benefit costs, as well as fees paid to contracted workers who are deployed to service a patient. The majority of these costs relate to the company’s infusion therapy service line which were previously classified as selling, distribution and administrative expenses. Additional nursing costs that are currently, and were previously, presented within the cost of net revenues relate to a small ancillary nursing service business that generates approximately $1,000,000 in revenue annually.
     Apria adopted the classification described above in 2005. Certain nursing expenses incurred by the infusion therapy business, including administrative and marketing costs, remain within selling, distribution and administrative expenses and totaled $4,000,000, $3,948,000 and $4,189,000 for 2006, 2005 and 2004, respectively.
     Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $174,273,000, $171,724,000 and $157,142,000 in 2006, 2005, and 2004, respectively. Such expense represents the cost incurred to deliver product to the end user. Included are leasing, maintenance, licensing and fuel costs associated with the company’s vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs as discussed in Emerging Issues Task Force No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” which permits their income statement classification within selling and administrative expenses.
     Self-Insurance: Apria is self -insured for certain employee medical claims and benefits, as well as workers’ compensation, vehicle liability, professional and general liability coverages. Accruals for medical claims at December 31, 2006 and 2005 were $10,061,000 and $7,239,000, respectively. Amounts accrued for costs of the other liability coverages totaled $10,977,000 and $11,763,000 at December 31, 2006 and 2005, respectively. All such amounts are classified in other accrued liabilities.
     Advertising: Advertising costs are initially established as a prepaid expense and amortized over the period of expected benefit. Such expenses are included in selling, distribution and administrative expenses and amounted to $5,849,000, $6,844,000 and $4,799,000 for 2006, 2005 and 2004, respectively.
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
     Derivative Instruments and Hedging Activities: From time to time Apria uses derivative financial instruments to limit exposure to interest rate fluctuations on the company’s variable rate long-term debt. The company accounts for derivative instruments pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The company’s derivatives are recorded on the balance sheet at their fair value and, for derivatives accounted for as cash flow hedges, any unrealized gains or losses on their fair value are included, net of tax in operating income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Share-Based Compensation: Prior to 2006, the company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For 2005 and 2004, net income reflects compensation expense for restricted stock awards and restricted stock purchase rights valued in accordance with APB No. 25.
     Apria adopted the provisions of SFAS No. 123R, “Share-Based Payment” on January 1, 2006. The company elected to employ the modified prospective transition method and, accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation. The company elected to use the short-cut method, as provided by SFAS No. 123R, for determining the historical pool of tax benefits. See “Note 7 – Share-Based Compensation and Stockholders’ Equity.”
     Comprehensive Income: For the years ended December 31, 2006, 2005 and 2004, the difference between net income and comprehensive income is $(105,000), $482,000 and $904,000, respectively, net of taxes, which is attributable to unrealized (losses) and gains on various interest rate swap agreements.
     Per Share Amounts: Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options and other awards, using the treasury stock method.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Apria adopted the statement January 1, 2006. See “Note 7 – Share-Based Compensation.”
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the accounting for, and the reporting of, a change in accounting principle. The statement also defines and requires retrospective application of a change in accounting principle to prior periods’ financial statements unless impracticable. If retrospective application is impracticable, the new accounting principle must be applied to the asset and liability balances as of the beginning of the earliest period practicable and a corresponding adjustment to the opening balance of retained earnings for the same period, rather than being reported in the income statement. Additionally, SFAS No. 154 addresses a change in accounting for estimates effected by a change in accounting principle and redefines restatement as a revision to reflect the correction of an error. The statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Accordingly, Apria adopted the statement January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the company’s consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Accordingly, the company adopted SFAS No. 155 on January 1, 2007. Such adoption did not have a material effect on the company’s consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109, Accounting for Income Taxes. This standard creates a comprehensive model to address accounting for uncertainty in tax positions. FIN No. 48, clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial statements. FIN No. 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 will be effective for fiscal periods beginning after December 15, 2006. The Company adopted FIN No. 48 as of January 1, 2007 and estimates that it will record a cumulative effect adjustment of a range of approximately $3,000,000 to $5,000,000 to increase its uncertain tax positions accrual. This estimated cumulative effect adjustment will be charged to opening retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides guidance on quantifying financial statement misstatements. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.
     Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to Apria’s application of the guidance in SAB No. 108, Apria management used the roll-over method for quantifying financial statement misstatements.
     In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.
     SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. Apria elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. The misstatement that has been corrected is described below.
     Approximately 50% of Apria’s net revenues are derived from rental arrangements to provide respiratory and other home medical equipment to patients in the home. Apria bills for these services on a monthly basis. The initial billing and revenue recognition is generated upon proper qualification of the patient and confirmation of delivery. Subsequent billings are processed monthly until the period of medical necessity ends. As a matter of process, Apria generates the subsequent billings in 30-day cycles so that each month’s billing falls on approximately the same day of the month as the initial billing. Prior to application of SAB No. 108, rental revenue was recognized in the month of billing.
     This accounting treatment resulted in an overstatement of rental revenue at a given month-end, as a portion of that revenue corresponding to the portion of the rental period that fell into the subsequent month, had not yet been earned. As a result of the revenue misstatement, the corresponding expenses were also recognized before actually incurred. Apria management previously quantified these errors under the roll-over method and concluded that they were immaterial.
     In its application of SAB No. 108, Apria corrected the aforementioned errors by deferring unearned rental revenues and establishing a deferred revenue line item on its balance sheet. The corresponding expenses have been deferred through the establishment of a deferred expense line item. Such deferral of revenues and expenses also required adjustment to deferred income taxes. Apria adopted SAB No. 108 in the fourth quarter of 2006 and elected the cumulative effect transition method of application. Accordingly, Apria adjusted the carrying values of the applicable assets and liabilities with an offsetting adjustment to its opening balance of retained earnings. This correcting entry and the balance sheet line items that were affected are summarized in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Adjustment
Recorded as of
(in thousands)	December 31, 2006

Balance Sheet
Deferred expenses	$22,712
Deferred income tax liability	(8,867)
Deferred revenue	(32,280)
Deferred income tax asset	12,602
Retained earnings, beginning	5,492

Statement of Income
Net revenues	$466
Cost of net revenues	(22)
Selling, distribution and administrative expenses	(72)

Income before taxes	560
Income taxes	219

Net income	$341

NOTE 3 — PROPERTY, EQUIPMENT AND IMPROVEMENTS
     Property, equipment and improvements consist of the following:

	December 31,
(in thousands)	2006	2005

Leasehold improvements	$36,770	$33,942
Equipment and furnishings	56,696	55,540
Information systems – hardware	88,396	77,559
Information systems – software	51,753	41,544

	233,615	208,585
Less accumulated depreciation	(180,640)	(162,498)

	$52,975	$46,087

     Depreciation expense for property, equipment and improvements was $20,387,000, $21,918,000 and $21,371,000 for 2006, 2005 and 2004, respectively.
NOTE 4 — BUSINESS COMBINATIONS
     During 2006, Apria acquired three complementary businesses within specific geographic markets, comprised primarily of home respiratory therapy businesses. Similarly, the company acquired 21 companies during 2005 and 27 in 2004. For all periods presented, these all-cash transactions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the consolidated income statements from the dates of acquisition. The purchase prices were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value.
     The following table summarizes the allocation of the purchase prices of all acquisitions made by the company. Payments deferred from prior years totaled $4,523,000, $8,576,000 and $4,646,000 for the years 2006, 2005 and 2004, respectively. At December 31, 2006, 2005 and 2004, outstanding deferred consideration totaled $108,000, $5,682,000 and $8,575,000, respectively, and is included in the consolidated balance sheets in other accrued liabilities.
     Cash paid (received) for acquisitions:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Fair value of patient service equipment acquired	$1,923	$7,453	$9,880
Fair value of property and equipment acquired	4	985	1,995
Fair value of other assets acquired	641	1,577	2,712
Intangible assets	1,100	7,613	9,263
Goodwill	(1,112)	85,362	125,091

Total assets acquired	2,556	102,990	148,941
Liabilities assumed and accrued, net of payments deferred from prior years	5,526	2,481	(4,706)

Net assets acquired	$8,082	$105,471	$144,235

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Cash paid (received) for acquisitions:
     The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired by Apria during 2006, 2005 and 2004, as if the acquisitions had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Year Ended December 31,
(in thousands, except per share data )	2006	2005	2004

Net revenues	$1,523,656	$1,551,002	$1,646,988
Net income	76,012	70,865	127,217

Basic net income per common share	$1.79	$1.47	$2.58

Diluted net income per common share	$1.77	$1.45	$2.54

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
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
     Apria’s goodwill impairment test is conducted at a “reporting unit” level and compares each reporting unit’s fair value to its carrying value. The company has determined that its geographic divisions are reporting units under SFAS No. 142 (previously its regions). The measurement of fair value for each division is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. For all years presented, Apria’s tests indicated that no impairment existed and, accordingly, no loss has been recognized.
     For the year ended December 31, 2006, the net decrease in the carrying amount of goodwill of $1,798,000 is the result of the write off of goodwill in the sale of a previously-acquired business back to the original seller; adjustments to preliminary acquisition valuations that resulted in goodwill decreases; and goodwill recorded from 2006 acquisitions. All of the goodwill recorded in conjunction with business combinations for the periods presented is expected to be deductible for tax purposes.
     Intangible assets, all of which are subject to amortization, consist of the following:

	December 31, 2006				December 31, 2005
	Average	Gross			Gross
	Life in	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
(dollars in thousands )	Years	Amount	Amortization	Value	Amount	Amortization	Value
Covenants not to compete	5.0	$13,506	$(7,313)	$6,193	$16,352	$(6,316)	$10,036
Tradenames	—	—	—	—	628	(440)	188
Customer lists	1.0	1,283	(925)	358	1,588	(1,232)	356

	3.6	$14,789	$(8,238)	$6,551	$18,568	$(7,988)	$10,580

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Amortization expense amounted to $5,080,000, $6,941,000 and $6,712,000 for the years 2006, 2005 and 2004, respectively. Estimated amortization expense for each of the fiscal years ending December 31, is presented below:

Year Ending December 31,	(in thousands)

2007	$2,916
2008	2,066
2009	1,254
2010	315
NOTE 6 — LONG-TERM DEBT
     Long-term debt consists of the following:

	December 31,
(in thousands )	2006	2005

Notes payable relating to revolving credit facilities	$235,000	$390,000
Convertible senior notes	250,000	250,000
Capital lease obligations (see Note 10)	—	1,111
Other	2,145	4,209

	487,145	645,320
Less: current maturities	(2,145)	(4,465)

	$485,000	$640,855

     Revolving Credit Facility: Apria’s senior secured credit agreement with Bank of America and a syndicate of lenders was amended effective June 23, 2006. The amendment extended the maturity date from November 23, 2009 to June 23, 2011 and lowered the applicable interest rate margins and commitment fees.
     The credit agreement is structured as a $500 million revolving credit facility and permits Apria to select one of two variable interest rates. One option is the base rate, which is expressed as the higher of (a) the Federal Funds rate plus 0.50% or (b) the Bank of America prime rate. The other option is the Eurodollar rate, which is based on the London Interbank Offered Rate (“LIBOR”). Interest on outstanding balances under the credit agreement is determined by adding a margin to the Eurodollar rate or base rate in effect at each interest calculation date. The applicable margin for the revolving credit facility is based on Apria’s debt rating as determined by either Standard and Poor’s Ratings Services or Moody’s Investor Services with respect to the credit facility.
     The new applicable margins range from 0.625% to 1.25% for Eurodollar loans and from zero to 0.25% for base rate loans. The range for commitment fees on the unused portion of the revolving credit facility is now 0.10% to 0.20%. The effective interest rate at December 31, 2006, after consideration of the effect of the swap agreements, was 6.25%. Without the effect of the swap agreements, such rate would have been 6.35%.
     At December 31, 2006, borrowings under the revolving credit facility were $235,000,000, outstanding letters of credit totaled $3,855,000 and credit available under the revolving facility was $261,145,000. At December 31, 2006, the company was in compliance with all of the financial covenants required by the credit agreement. Borrowings under the credit facility are secured by a pledge of the common stock of all of the company's subsidiaries.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The notes bear interest at the rate of 3 3/8% per annum, which is payable on September 1 and March 1 of each year, beginning on March 1, 2004. Also, during certain periods commencing on September 8, 2010, Apria will pay contingent interest on the interest payment date for the applicable interest period if the average trading price of the notes during the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period. During certain periods, the notes are convertible, at the holders’ option, into shares of Apria common stock, initially at a conversion rate of 28.6852 shares of common stock per $1,000 principal amount of notes, subject to adjustment and under certain circumstances as outlined in the indenture.
     The notes are unsecured and unsubordinated obligations and are senior in right of payment to any subordinated debt of the company. The notes rank junior to the company’s senior secured credit facility to the extent of the assets securing such indebtedness.
     Maturities of long-term debt are as follows:

Year Ending December 31,	(in thousands)
2007	$2,145
2008	—
2009	—
2010	—
2011	235,000
Thereafter	250,000

$487,145

     Total interest paid on debt in 2006, 2005 and 2004 amounted to $29,891,000, $18,783,000 and $18,090,000, respectively.
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
     During 2006, Apria had two interest rate swap agreements in effect to fix its LIBOR-based variable rate debt. One of the agreements, which expired in December 2006, had a notional amount of $25,000,000 and a fixed rate of 3.42%. The other agreement, a forward-starting contract with a three-year term, became effective in January 2006, and has a notional amount of $25,000,000 that fixes an equivalent amount of the company’s variable rate debt at 4.44%.
     In 2005, Apria had two interest rate swap agreements. Each agreement had a notional amount of $25,000,000, with one agreement expiring in December 2005 and the other agreement expiring in December 2006. In 2004, Apria also had two swap agreements with an aggregate notional amount of $50,000,000 that expired in December 2004.
     The swap agreements are being accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. For the years ended December 31, 2006, 2005 and 2004, Apria received (paid) net settlement amounts of $540,000, $11,000 and ($1,381,000), respectively. At December 31, 2006 and 2005, the aggregate fair value of the swap agreements was an asset of $356,000 and $769,000, respectively, and is reflected in the accompanying consolidated balance sheets in other assets. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in operating income as the transactions no longer qualify for hedge accounting. Apria’s exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7 — SHARE-BASED COMPENSATION AND STOCKHOLDERS’ EQUITY
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
     For the year ended December 31, 2006, the company recorded share-based compensation expense of $5,762,000, of which $2,081,000 was related to awards issued prior to the adoption of SFAS No. 123R. All such compensation is reflected in the accompanying condensed consolidated income statement within the selling, distribution and administrative expense line item. The related awards were granted to administrative personnel or members of the company’s Board of Directors and therefore no portion of the share-based compensation has been classified within cost of net revenues. Share-based compensation expense recognized in 2006 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for periods prior to 2006, the company accounted for forfeitures as they occurred.
     For the year ended December 31, 2006, Apria’s adoption of SFAS No. 123R reduced the company’s operating income and income before taxes by $2,323,000 and net income was reduced by $1,737,000. Basic and diluted earnings per share were each reduced by $0.04 for the year ended December 31, 2006. The adoption of SFAS No. 123R did not affect cash flow.
     For the year ended December 31, 2006, cash received from the exercise of options totaled $8,245,000. Income tax benefits related to stock-based compensation arrangements amounted to $17,000.
     The company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the company’s expected annual dividend yield. Apria’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the company’s stock options granted in 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
     The key input assumptions that were utilized in the valuation of the stock options granted during the year ended December 31, 2006 are summarized in the table below.

Expected option term (1)	4.8 years
Expected volatility (2)	27.3%
Risk-free interest rate (3)	4.6%
Expected annual dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	Expected volatility represents a combination of historical stock price volatility and implied volatility from publicly-traded options on Apria’s common stock.

(3)	The risk-free interest rate is based on the implied yield on a U.S. Treasury zero coupon issue with a remaining term equal to the expected term of the option.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     The following table summarizes the activity for stock options for the years ended December 31, 2004, 2005 and 2006:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in Years)	Value
Outstanding at January 1, 2004	4,553,926	$21.73
Granted	1,647,000	31.45
Exercised	(893,270)	20.90
Forfeited	(193,511)	26.19

Outstanding at December 31, 2004	5,114,145	$24.84	7.37	$41,774,469
Granted	49,000	32.45
Exercised	(920,385)	22.49
Forfeited	(166,055)	29.20

Outstanding at December 31, 2005	4,076,705	$25.28	6.60	$7,881,252
Granted	1,056,000	23.23
Exercised	(349,596)	20.64
Forfeited	(726,795)	29.48

Outstanding at December 31, 2006	4,056,314	$24.59	6.38	$13,750,742

Vested or expected to vest as of December 31, 2006	3,933,107	$24.63	6.25	$13,346,073

Exercisable at December 31, 2006	3,201,314	$24.95	5.56	$10,819,092

     The weighted-average fair value of stock options granted during the year ended December 31, 2006 was $7.39. There were 49,000 stock options granted in the corresponding period in 2005. The total intrinsic value of options exercised was $1,272,000 and $10,239,000 for the years ended December 31, 2006 and 2005, respectively.
     As of December 31, 2006, total unrecognized stock-based compensation cost related to unvested stock options was $4,739,000, which is expected to be expensed over a weighted-average period of 1.44 years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table summarizes the activity for restricted stock purchase rights for the years ended December 31, 2004, 2005 and 2006:

	Restricted		Weighted-Average
	Stock		Remaining	Aggregate
	Purchase	Weighted-Average	Contractual Term	Intrinsic
	Rights	Exercise Price	(in Years)	Value
Outstanding at January 1, 2004	476,000	$6.49
Granted	110,000	7.60
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2004	586,000	$6.70	8.71	$15,385,350
Granted	—	—
Exercised	(16,000)	6.46
Forfeited	(24,000)	6.46

Outstanding at December 31, 2005	546,000	$6.71	7.72	$9,499,110
Granted	—	—
Exercised	(158,500)	6.49
Forfeited	(87,500)	6.85

Outstanding at December 31, 2006	300,000	$6.79	6.76	$5,957,820

Vested or expected to vest as of December 31, 2006	218,371	$6.75	6.74	$4,345,307

Exercisable at December 31, 2006	16,000	$6.46	6.61	$323,040

     The total intrinsic value of restricted stock purchase rights exercised was $2,592,000 and $418,000 for the years ended December 31, 2006 and 2005, respectively. No such awards were granted during these two periods.
     As of December 31, 2006, total unrecognized stock-based compensation cost related to unvested restricted stock purchase rights was $3,503,000, which is expected to be expensed over a weighted-average period of 3.10 years.
     Restricted Stock Awards and Units: Apria’s incentive plan provides for the granting of restricted stock and restricted stock units to its non-employee directors and employees (limited to executive management). Such awards generally require that certain performance conditions and service conditions be met before the awards will vest.
     The following table summarizes the activity for restricted stock awards and units for the years ended December 31, 2004, 2005 and 2006:

	Shares	Weighted-Average
	or	Grant-Date
	Share Units	Fair Value
Nonvested restricted stock awards and units at January 1, 2004	26,000	$25.73
Granted	226,000	32.80
Vested and released	(26,000)	25.73
Forfeited	—	—

Nonvested restricted stock awards and units at December 31, 2004	226,000	32.80
Granted	81,384	34.98
Vested and released	(26,000)	28.21
Forfeited	—	—

Nonvested restricted stock awards and units at December 31, 2005	281,384	33.86
Granted	339,000	22.71
Vested and released	(38,462)	33.95
Forfeited	(95,000)	28.35

Nonvested restricted stock awards and units at December 31, 2006	486,922	$27.16

     The weighted-average fair value of restricted stock awards and units granted during the year ended December 31, 2006 was $22.71. There were 81,384 awards granted in the corresponding period in 2005. Restricted stock awards or units released during the year ended December 31, 2006 and 2005, were 38,462 and 26,000 shares, respectively. The total intrinsic value of restricted stock awards or units released was $768,000 and $832,000 for the year ended December 31, 2006 and 2005, respectively.
     As of December 31, 2006, total unrecognized stock-based compensation cost related to unvested restricted stock awards and units was $9,388,000, which is expected to be expensed over a weighted-average period of 2.73 years.
     Prior Period Pro Forma Presentation: Apria had previously adopted the provisions of SFAS No. 123 through disclosure only. The following table illustrates the effects on net income and earnings per share for the years ended December 31, 2005 and 2004 as if the company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
(in thousand, except per share datas )	2005	2004

Net income as reported	$66,941	$114,008
Add: stock-based compensation expense included in reported net income, net of related tax effects	2,032	2,828
Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	(13,070)	(12,869)

Pro forma net income	$55,903	$103,967

Basic net income per share:
As reported	$1.39	$2.31
Pro forma	$1.16	$2.11

Diluted net income per share:
As reported	$1.37	$2.27
Pro forma	$1.14	$2.07
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3.78% and 3.19% for 2005 and 2004; respectively; dividend yield of 0% for both years; expected lives of 4.13 years for 2005 and 4.51 years in 2004; and volatility of 31.73% for 2005 and 42.58% for 2004.
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
     Treasury Stock: All repurchased shares of common stock are held as treasury shares.
     In 2006, 7,672 shares of employee restricted stock, valued at $141,000, were retained by the company upon vesting to satisfy related tax obligations.
     In October 2005, Apria’s Board of Directors authorized the company to repurchase up to $250,000,000 worth of its outstanding common stock. On November 7, 2005, Apria purchased 7,337,526 shares of its common stock for $175,000,000 through an accelerated share repurchase program. Under the agreement, Apria’s counterparty borrowed shares that were sold to Apria at an initial price of $23.83. The counterparty then repurchased shares over a period that commenced immediately after the sale of shares to Apria. The repurchase transaction was completed in February 2006. The agreement contained a provision that subjected Apria to a purchase price adjustment based on the volume weighted average price of the company’s common stock over the period during which the counterparty purchased the shares. Such provision resulted in an additional $242,000 owed to the counterparty that Apria elected to settle in cash in February 2006. This amount was recorded as a liability at December 31, 2005, with a corresponding charge to interest expense reflecting the change in the fair value of the settlement contract. The amount remaining on the aforementioned Board authorization expires at the end of the first quarter of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     In January 2004, Apria prepaid $50,000,000 to repurchase 1,730,703 shares of its common stock at a strike price of $28.89 through an accelerated share repurchase program. The repurchase of the shares was completed in April 2004 and the share price differential was settled in cash in June 2004, for a total cost of $53,033,000. During the third quarter of 2004, the company purchased an additional 1,687,400 shares for $46,967,000.
NOTE 8 — INCOME TAXES
     Significant components of Apria’s deferred tax assets and liabilities are as follows:

	December 31,
(in thousands )	2006	2005

Deferred tax assets:
Allowance for doubtful accounts	$13,007	$15,989
Accruals	14,021	12,955
Asset valuation reserves	14,301	8,622
Net operating loss carryforward	8,448	8,827
Intangible assets	8,994	8,423
Deferred revenue and expenses	3,735	—
Other, net	8,882	5,218

	71,388	60,034
Less: valuation allowance	(904)	(957)

Total deferred tax assets	70,484	59,077

Deferred tax liabilities:
Tax over book depreciation	(28,213)	(29,491)
Tax over book goodwill amortization	(43,737)	(28,658)
Contingent debt interest	(19,353)	—
Other, net	(3,348)	(4,032)

Total deferred tax liabilities	(94,651)	(62,181)

Net deferred tax liabilities	$(24,167)	$(3,104)

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
     During 2006, the valuation allowance decreased by $53,000 due to the fact that state net operating loss carryforwards, that were previously expected to expire, became realizable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Income tax expense (benefit) consists of the following:

	Year Ended December 31,
(in thousands )	2006	2005	2004

Current:
Federal	$16,458	$46,030	$35,245
State	2,490	(719)	8,254

	18,948	45,311	43,499

Deferred:
Federal	21,298	(5,605)	25,088
State	3,011	723	(4,290)

	24,309	(4,882)	20,798

	$43,257	$40,429	$64,297

     Differences between Apria’s income tax expense and an amount calculated utilizing the federal statutory rate are as follows:

	Year Ended December 31,
(in thousands )	2006	2005	2004

Income tax expense at statutory rate	$41,382	$37,580	$62,407
Non-deductible expenses	711	2,958	465
State taxes, net of federal benefit and state loss carryforwards	5,134	4,592	7,071
Change in valuation allowance	(53)	(2,218)	(6,803)
Change in contingency reserve	(4,063)	(2,483)	959
Other	146	—	198

	$43,257	$40,429	$64,297

     Net income taxes paid in 2006, 2005 and 2004 amounted to $16,406,000, $52,099,000 and $35,564,000, respectively.
     The company believes it has adequately provided for income tax issues not yet resolved with federal, state and local tax authorities. At December 31, 2006, $12,195,000, net of tax benefit, was accrued for such federal, state and local tax matters and is included in income taxes payable. Although not probable, the most adverse resolution of these federal, state and local issues could result in additional charges to earnings in future periods in addition to the $12,195,000 currently provided. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 — PER SHARE AMOUNTS
     The following table sets forth the computation of basic and diluted per share amounts:

	Year Ended December 31,
(in thousands, except per share data)	2006	2005	2004

Numerator:
Net income	$74,980	$66,941	$114,008
Numerator for basic and diluted per share amounts – income available to common stockholders	$74,980	$66,941	$114,008

Denominator:
Denominator for basic per share amounts – weighted-average shares	42,462	48,154	49,368
Effect of dilutive securities:
Employee stock options – dilutive potential common shares	473	831	812

Denominator for diluted per share amounts – adjusted weighted-average shares	42,935	48,985	50,180

Basic net income per common share	$1.77	$1.39	$2.31

Diluted net income per common share	$1.75	$1.37	$2.27

Employee stock options excluded from the computation of diluted per share amounts:
Shares for which exercise price exceeds average market price of common stock	3,145	2,073	1,505

Average exercise price per share that exceeds average market price of common stock	$26.71	$30.21	$31.66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 10 — LEASES
     Apria leases all of its facilities. Lease terms are generally ten years or less with renewal options for additional periods. The company occasionally subleases unused facility space when a lease buyout is not a viable option. Sublease income is recognized monthly and is offset against facility lease expense. Sublease income in 2006, 2005 and 2004 amounted to $1,046,000, $988,000 and $1,012,000, respectively. In addition, delivery vehicles and office equipment are leased under operating leases. Many leases provide that the company pay taxes, maintenance, insurance and other expenses. Rentals are generally increased annually by the Consumer Price Index, subject to certain maximum amounts defined within individual agreements. Net rent expense in 2006, 2005 and 2004 amounted to $73,293,000, $74,835,000 and $72,330,000, respectively.
     During 2004, Apria acquired information systems hardware and software totaling $3,156,000 under capital lease arrangements with lease terms ranging from 24 to 36 months. Related amortization amounted to $796,000, $709,000 and $229,000 in 2006, 2005 and 2004, respectively. There were no purchases of assets under capital lease arrangements during 2006 and 2005.
     The following amounts for assets under capital lease obligations are included in property, equipment and improvements:

	December 31,
(in thousands )	2006	2005

Information systems – hardware and software	$3,156	$3,156
Less accumulated depreciation	(1,734)	(938)

	$1,422	$2,218

     Future minimum payments, by year and in the aggregate, required under noncancelable operating leases consist of the following at December 31, 2006:

(in thousands )

2007	$56,819
2008	46,841
2009	35,886
2010	26,145
2011	18,056
Thereafter	21,684

$205,431

NOTE 11 — EMPLOYEE BENEFIT PLANS
     401(k) Savings Plan: Apria has a 401(k) defined contribution plan, whereby eligible employees may contribute up to 35% of their annual base earnings. During the two years ended 2005, the company matched 50% of the first 8% of employee contributions. Total expenses related to the defined contribution plan were $4,970,000 and $4,588,000 in 2005 and 2004, respectively. In 2006 the company suspended the employer match contribution.
     Pension Plan: Apria contributes to a union pension fund in the State of New York, for which an unfunded liability of $685,000 and $706,000 was accrued at December 31, 2006 and 2005, respectively. This liability is classified in other non-current liabilities.
     Deferred Compensation Plan: Apria has a non-qualified deferred compensation plan that is available for approximately 250 employees and members of the Board of Directors. The plan provides participants with the advantages of pre-tax contributions and tax deferred compounding of interest. Plan assets, which represent the fair market value of the investments, were $4,966,000 and $4,645,000, and plan liabilities were $4,128,000 and $3,947,000 at December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 — COMMITMENTS AND CONTINGENCIES
     Litigation: Apria is the defendant in a California class action lawsuit containing blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. Venegas vs. Apria Healthcare, Inc., et al., was filed on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC — 06 — 449669). No class has been certified at this time, but on behalf of a purported class consisting of certain hourly employees of the company in the State of California, the complaint seeks compensatory and punitive damages in an unspecified amount as well as other relief. The company has filed an answer to the complaint denying all material allegations and asserting a number of affirmative defenses. Based on the company’s preliminary investigation of the allegations, management believes there are meritorious defenses to the claims and the company intends to vigorously defend the lawsuit. No assurance can be given, however, that the ultimate disposition of this case will not have a material adverse effect on the company’s financial condition or results of operations.
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
     Qui Tam Settlement and Related Costs: As previously reported, Apria was the subject of an investigation launched in mid-1998 by the U.S. Attorney’s office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerned the documentation supporting Apria’s billing for services provided to patients whose healthcare costs were paid by Medicare and other federal programs. The investigation related to two civil qui tam lawsuits against Apria filed by individuals suing on behalf of the government. Apria and representatives of the government and the individual plaintiffs reached a preliminary agreement in early August 2005 to settle these lawsuits for the aggregate sum of $17,600,000, without any admission of wrongdoing by Apria. The settlement was finalized in a definitive agreement that was fully executed and became effective on September 30, 2005, and Apria paid the settlement amount on that date. Apria also incurred $1,658,000 in legal fees and other related costs during 2005.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 13 — SERVICE/PRODUCT LINE DATA
     The following table sets forth a summary of net revenues and gross profit by service line:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Net revenues:
Respiratory therapy	$1,033,267	$1,009,752	$990,857
Infusion therapy	274,723	256,225	246,662
Home medical equipment/other	209,317	208,124	213,930

Total net revenues	$1,517,307	$1,474,101	$1,451,449

Gross profit:
Respiratory therapy	$737,476	$746,486	$774,149
Infusion therapy	146,121	131,128	129,482
Home medical equipment/other	112,271	117,199	130,374

Total gross profit	$995,868	$994,813	$1,034,005

     Net revenues for 2006 reflect Medicare reimbursement reductions of $15.0 million on respiratory drugs and dispensing fees plus oxygen and oxygen related equipment. Net revenues for 2005 reflect Medicare reimbursement reductions of $27.4 million on respiratory medications, certain durable medical equipment items and oxygen and oxygen-related equipment. Respiratory therapy revenues for 2004 reflect Medicare reimbursement reductions of $15.2 million on respiratory medications.
     Respiratory therapy and total gross profit for 2004 are not comparable to the other years presented. For 2006 and 2005, certain respiratory therapy costs were reclassified from selling, distribution and administrative expense to cost of net revenues, however, the corresponding reclassification was not made for 2004. See “Note 1 – Respiratory Therapy Expenses.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 14 — SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(in thousands, except per share data )	First	Second	Third	Fourth

2006
Net revenues	$368,056	$376,079	$382,214	$390,958
Gross profit	241,082	247,109	251,120	256,557
Operating income	31,944	37,355	38,209	40,192
Net income	16,123	18,458	19,306	21,093

Basic net income per common share	$0.38	$0.44	$0.45	$0.50
Diluted net income per common share	$0.38	$0.43	$0.45	$0.49

2005
Net revenues	$371,863	$374,931	$367,615	$359,692
Gross profit	252,092	255,348	248,922	238,451
Operating income	40,768	21,589	33,360	33,772
Net income	25,170	3,016	19,255	19,500

Basic net income per common share	$0.52	$0.06	$0.39	$0.42
Diluted net income per common share	$0.51	$0.06	$0.38	$0.42
     Net income for the second quarter of 2005 was impacted by the initial accrual of $20,000,000 for the settlement costs and legal fees associated with the federal investigation and qui tam lawsuits. The initial accrual recorded was subsequently adjusted to $19,258,000 in the fourth quarter. See “Note 12 – Commitments and Contingencies.”
• • • • • •

APRIA HEALTHCARE GROUP INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
(in thousands)	of Period	Expenses	Deductions	Period

Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$41,527	$38,723	$52,926	$27,324
Reserve for inventory and patient service equipment shortages	$3,753	$3,623	$2,956	$4,420

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$45,064	$46,948	$50,485	$41,527
Reserve for inventory and patient service equipment shortages	$3,230	$2,309	$1,786	$3,753

Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$38,531	$48,567	$42,034	$45,064
Reserve for inventory and patient service equipment shortages	$1,377	$3,909	$2,056	$3,230

S-1

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 1, 2007

APRIA HEALTHCARE GROUP INC.
By:	/s/ LAWRENCE M. HIGBY
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAWRENCE M. HIGBY

Lawrence M. Higby	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ CHRIS A. KARKENNY

Chris A. Karkenny	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ ALICIA PRICE

Alicia Price	Vice President and Controller (Principal Accounting Officer)	March 1, 2007

/s/ DAVID L. GOLDSMITH

David L. Goldsmith	Director and Chairman of the Board	March 1, 2007

/s/ VICENTE ANIDO, JR.

Vicente Anido, Jr.	Director	March 1, 2007

/s/ TERRY BAYER

Terry Bayer	Director	March 1, 2007

/s/ I. T. CORLEY

I. T. Corley	Director	March 1, 2007

/s/ RICHARD H. KOPPES

Richard H. Koppes	Director	March 1, 2007

/s/ PHILIP R. LOCHNER, JR.

Philip R. Lochner, Jr.	Director	March 1, 2007

/s/ NORMAN C. PAYSON

Norman C. Payson	Director	March 1, 2007

/s/ MAHVASH YAZDI

Mahvash Yazdi	Director	March 1, 2007

EXHIBIT INDEX

Exhibit No.	Description	Reference

3.1	Restated Certificate of Incorporation of Registrant.	(c)

3.2	Certificate of Ownership and Merger merging Registrant into Abbey and amending Abbey’s Restated Certificate of Incorporation to change Abbey’s name to “Apria Healthcare Group Inc.”	(f)

3.3	Certificate of Amendment of Certificate of Incorporation of Registrant.	(m)

3.4	Amended and Restated Bylaws of Registrant, as amended on March 1, 2006.	(q)

4.1	Specimen Stock Certificate of the Registrant.	(f)

4.2	Certificate of Designation of the Registrant.	(c)

4.3	Indenture dated August 20, 2003, between Registrant and U.S. Bank National Association, as trustee, describing the Registrant’s issuance of 3 3/8% Convertible Senior Notes due 2033.	(i)

4.4	First Supplemental Indenture dated December 14, 2004, supplementing and amending the indenture dated August 20, 2003.	(m)

10.1 #	1991 Stock Option Plan.	(a)

10.2 #	401(k) Savings Plan, restated effective October 1, 1993, amended December 28, 1994.	(d)

10.3 #	Amended and Restated 1992 Stock Incentive Plan.	(d)

10.4 #	Amendment 1996-1 to the 1991 Stock Option Plan, dated October 28, 1996.	(m)

10.5 #	Amendment 1996-1 to the Amended and Restated 1992 Stock Incentive Plan, dated October 28, 1996.	(m)

10.6 #	Amended and Restated 1997 Stock Incentive Plan, dated February 27, 1997, as amended through June 30, 1998.	(m)

10.7 #	1998 Nonqualified Stock Incentive Plan, dated December 15, 1998.	(m)

10.8 #	Amendment No. 1 to the 1998 Nonqualified Stock Incentive Plan, dated January 31, 2001.	(e)

10.9	International Swaps and Derivatives Association, Inc. Master Agreement dated December 3, 2002, between Registrant and Bank of Nova Scotia.	(g)

10.10 #	Apria Healthcare Group Inc. 2003 Performance Incentive Plan, dated July 17, 2003.	(h)

10.11 #	Form of Director Stock Option Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.	(p)

10.12 #	Form of Director Restricted Stock Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.	(p)

Exhibit No.	Description	Reference

10.13 #	Form of Employee Stock Option Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.	(p)

10.14 #	Form of Employee Restricted Stock Purchase Rights Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.	(p)

10.15 #	Form of Employee Time-Based Restricted Stock Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.	(p)

10.16 #	Form of Employee Performance-Based Restricted Stock Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.	(p)

10.17	Fourth Amended and Restated Credit Agreement dated November 23, 2004, among Registrant and certain of its subsidiaries, Bank of America, N.A., The Bank of Nova Scotia and certain other lending institutions.	(l)

10.18	Confirmation dated April 22, 2005, executed relative to the Master Agreement dated December 3, 2002, between Registrant and Bank of Nova Scotia.	(n)

10.19 #	Executive Severance Agreement dated June 13, 2005, between Registrant and Jeri L. Lose.	(n)

10.20 #	Amended and Restated Employment Agreement dated October 20, 2005, between Registrant and Lawrence A. Mastrovich.	(o)

10.21	Letter Agreement with respect to the Accelerated Share Repurchase transaction dated November 7, 2005, between Registrant and Citibank, N.A., acting through Citigroup Global Markets, Inc., as agent.	(o)

10.22	Form of Indemnity Agreement for Non-Employee Directors.	(r)

10.23 #	Executive Severance Agreement dated March 14, 2006, between Registrant and W. Jeffrey Ingram.	(p)

10.24	First Amendment to Fourth Amended and Restated Credit Agreement, dated June 23, 2006.	(s)

10.25 #	Employment Agreement and Non-Competition Agreement between registrant and Chris A. Karkenny, as Executive Vice President and Chief Financial Officer effective November 13, 2006.	(t)

14.1	Registrant’s Code of Ethical Business Conduct.	(j)

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350.

# Management contract or compensatory plan or arrangement.

Exhibit No.	Description	Reference

References — Documents filed with the Securities and Exchange Commission

(a)	Incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-44690), as filed on December 23, 1991.

(b)	Incorporated by reference to Registration Statement on Form S-4 (Registration No. 33-69094), as filed on September 17, 1993.

(c)	Incorporated by reference to Registration Statement on Form S-4 (Registration No. 33-90658), and its appendices, as filed on March 27, 1995.

(d)	Incorporated by reference to Registration Statement on Form S-8 (Registration No. 33-80581), as filed on December 19, 1995.

(e)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000, as filed on March 22, 2001.

(f)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001, as filed on April 1, 2002.

(g)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 31, 2003.

(h)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2003, as filed on August 12, 2003.

(i)	Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 2003, as filed on November 14, 2003.

(j)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

(k)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2004, as filed on August 6, 2004.

(l)	Incorporated by reference to Current Report on Form 8-K dated November 23, 2004, as filed on November 30, 2004.

(m)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 15, 2004.

(n)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2005, as filed on August 15, 2005.

(o)	Incorporated by reference to Quarterly Report on Form 10-Q dated September 30, 2005, as filed on November 9, 2005.

(p)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.

(q)	Incorporated by reference to Current Report on Form 8-K dated March 1, 2006, as filed on March 7, 2006.

(r)	Incorporated by reference to Current Report on Form 8-K dated March 8, 2006, as filed on March 14, 2006.

(s)	Incorporated by reference to Quarterly Report on Form 10-Q dated June 30, 2006, as filed on August 9, 2006.

(t)	Incorporated by reference to Current Report on Form 8-K dated November 2, 2006, as filed on November 6, 2006