Form 10-Q
period 2007-03-31
APRIA HEALTHCARE GROUP INC
filed 2007-05-10
CIK 882289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 7, 2007 there were outstanding 43,645,375 shares of the Registrant’s common stock, par value $.001 per share, which is the only class of common stock of the Registrant (not including 16,999,072 shares held in treasury).

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

For the period ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited).
     •  Condensed Consolidated Balance Sheets
     •  Condensed Consolidated Income Statements
     •  Condensed Consolidated Statements of Cash Flows
• Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

SIGNATURES

EXHIBITS

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995: Apria’s business is subject to a number of risks which are partly or entirely beyond the company’s control. The company has described certain of those risks in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 1, 2007. That report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. Key factors that may have an impact on Apria include the following:

•	trends and developments affecting the collectibility of accounts receivable;
•	government legislative and budget developments that could continue to affect reimbursement levels;
•	potential reductions in reimbursement rates by government and third-party payors;
•	the effectiveness of Apria’s operating systems and controls;
•	healthcare reform and the effect of federal and state healthcare regulations;
•	economic and political events, international conflicts and natural disasters;
•	acquisition-related risks; and
•	other factors described in Apria’s filings with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands)	2007	2006

ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$16,543	$14,657
Accounts receivable, less allowance for doubtful accounts of $26,066
and $27,342 at March 31, 2007 and December 31, 2006, respectively	212,325	211,097
Inventories, net	42,760	40,681
Deferred income taxes	36,733	36,648
Deferred expenses	22,584	22,712
Prepaid expenses and other current assets	18,315	19,142

TOTAL CURRENT ASSETS	349,260	344,937

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $443,764
and $445,608 at March 31, 2007 and December 31, 2006, respectively	207,165	212,068
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net	54,291	52,975
GOODWILL	539,182	539,187
INTANGIBLE ASSETS, less accumulated amortization of $7,793 and
$8,238 at March 31, 2007 and December 31, 2006, respectively	5,560	6,551
DEFERRED DEBT ISSUANCE COSTS, net	4,168	4,612
OTHER ASSETS	8,129	8,166

	$1,167,755	$1,168,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$65,118	$66,969
Accrued payroll and related taxes and benefits	36,803	46,532
Accrued insurance	12,401	10,977
Income taxes payable	-	10,793
Other accrued liabilities	26,106	33,827
Deferred revenue	32,942	32,280
Current portion of long-term debt	540	2,145

TOTAL CURRENT LIABILITIES	173,910	203,523

LONG-TERM DEBT, net of current portion	460,000	485,000
DEFERRED INCOME TAXES	65,038	60,815
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	26,286	8,727

TOTAL LIABILITIES	725,234	758,065
COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized;
none issued	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
60,516,782 and 59,762,307 shares issued at March 31, 2007 and
December 31, 2006, respectively; 43,517,710 and 42,789,450 shares
outstanding at March 31, 2007 and December 31, 2006, respectively	61	60
Additional paid-in capital	500,180	482,123
Treasury stock, at cost; 16,999,072 and 16,972,857 shares at March 31, 2007
and December 31, 2006, respectively	(430,408)	(429,573)
Retained earnings	372,382	357,470
Accumulated other comprehensive income	306	351

TOTAL STOCKHOLDER’S EQUITY	442,521	410,431

	$1,167,755	$1,168,496

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended March 31,

(dollars in thousands, except per share data)	2007	2006

Net revenues:
Fee for service/product arrangements	$348,006	$328,891
Capitation arrangements	41,284	39,165

TOTAL NET REVENUES	389,290	368,056

Costs and expenses: Cost of net revenues: Product and supply costs	91,070	83,169
Patient service equipment depreciation	28,010	28,721
Respiratory therapy services	9,338	9,419
Nursing services	2,104	2,245
Other	4,274	3,420

TOTAL COST OF NET REVENUES	134,796	126,974

Provision for doubtful accounts	9,698	10,168
Selling, distribution and administrative	206,579	197,693
Amortization of intangible assets	992	1,277

TOTAL COSTS AND EXPENSES	352,065	336,112

OPERATING INCOME	37,225	31,944
Interest expense	6,320	8,259
Interest income	(494)	(972)

INCOME BEFORE TAXES	31,399	24,657
Income tax expense	12,255	8,534

NET INCOME	$19,144	$16,123

Basic net income per common share	$0.44	$0.38

Diluted net income per common share	$0.44	$0.38

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

(dollars in thousands)	2007	2006

OPERATING ACTIVITIES
Net income	$19,144	$16,123
Items included in net income not requiring cash:
Provision for doubtful accounts	9,698	10,168
Depreciation and amortization	33,955	35,241
Amortization of deferred debt issuance costs	445	432
Deferred income taxes	4,663	1,883
Share-based compensation	1,436	1,069
(Gain) loss on disposition of assets and other	(64)	263
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(10,926)	(13,239)
Inventories, net	(2,074)	(1,568)
Prepaid expenses and other assets	863	1,025
Accounts payable, exclusive of book-cash overdraft	1,846	1,067
Accrued payroll and related taxes and benefits	(10,564)	(15,761)
Income taxes payable	4,701	6,258
Deferred revenue	662	-
Deferred expenses	128	-
Accrued expenses	(5,660)	(4,798)
Excess tax benefits from share-based compensation	(3,364)	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	44,889	38,163

INVESTING ACTIVITIES
Purchases of patient service equipment and property,
equipment and improvements, exclusive of effects of acquisitions	(32,672)	(38,834)
Proceeds from disposition of assets	26	555
Cash paid for acquisitions, including payments of deferred consideration	-	(4,063)

NET CASH USED IN INVESTING ACTIVITIES	(32,646)	(42,342)

FINANCING ACTIVITIES
Proceeds from revolving credit facilities	-	12,900
Payments on revolving credit facilities	(25,000)	(17,900)
Payments on other long-term debt	(1,605)	(2,169)
Change in book-cash overdraft included in accounts payable	(413)	(858)
Excess tax benefits from share-based compensation	3,364	-
Issuances of common stock	13,297	2,802

NET CASH USED IN FINANCING ACTIVITIES	(10,357)	(5,225)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,886	(9,404)
Cash and cash equivalents at beginning of period	14,657	23,304

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,543	$13,900

SUPPLEMENTAL DISCLOSURES – See Note E and Note H for cash paid for interest and income taxes, respectively.

NON-CASH TRANSACTIONS – See Note F for tax benefit from stock option exercises and non-cash treasury stock transaction.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases. Unpaid purchases were $4,868 and $8,152 at March 31, 2007 and December 31, 2006, respectively.

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Apria Healthcare Group Inc. (“Apria” or the “company”) and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation.

All adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Use of Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. For the three-month periods ended March 31, 2007 and 2006, approximately 35% and 38% of the company’s revenues were reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represented more than 9% of the company’s revenues for either period presented. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service/product arrangements.

Approximately half of Apria’s net revenues are derived from rental arrangements to provide respiratory and other home medical equipment to patients in the home. Apria bills for these services on a monthly basis. The initial billing and revenue recognition is generated upon proper qualification of the patient and confirmation of delivery. Subsequent billings are processed monthly until the period of medical necessity ends. As a matter of process, Apria generates the subsequent billings in 30-day cycles so that each month’s billing falls on approximately the same day of the month as the initial billing. At a given period-end, some percentage of the billed amounts are considered unearned as a portion of the rental period falls into the subsequent period. Such amounts are deferred and recognized as revenue in the subsequent period when the remaining portion of the rental period has elapsed. Corresponding expenses are deferred as well.

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

Clinical Expenses: Respiratory therapy and infusion therapy nursing expenses included in selling, distribution and administrative expenses totaled $5,887,000 and $4,952,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

Distribution Expenses: Distribution expenses, totaling $43,717,000 and $44,080,000 for the three-month periods ended March 31, 2007 and 2006, respectively, are included in selling, distribution and administrative expenses.

Sales and Certain Other Taxes: In its consolidated financial statements, Apria accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, excluded from net revenues. Such taxes include, but are not limited to sales, use, privilege and excise taxes.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Accordingly, the company adopted SFAS No. 155 on January 1, 2007. Such adoption did not have a material effect on the company’s consolidated financial statements.

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

The company adopted FIN No. 48 as of January 1, 2007 and increased its liability for unrecognized tax benefits by recording a cumulative effect adjustment of $4,232,000. This cumulative effect adjustment was recorded as a reduction to opening retained earnings.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”) which became effective for the Company as of January 1, 2007. EITF No. 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, “Disclosure of Accounting Policies.” The company will continue to present taxes within the scope of EITF No. 06-3 on a net basis. As such, the adoption of EITF No. 06-3 did not have a material effect on Apria’s consolidated financial statements.

In September 2006, The FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the statement to determine what, if any, impact the statement will have on the company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the statement to determine what, if any, impact the statement will have on the company’s consolidated financial statements.

NOTE C – BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying condensed consolidated income statements from the dates of acquisition. No acquisitions were effected during the three months ended March 31, 2007. For the three months ended March 31, 2006 cash paid for acquisitions was $4,063,000, which included deferred payments of $3,001,000 related to prior periods. For the periods ended March 31, 2007 and 2006 deferred consideration payable totaled $108,000 and $2,625,000, respectively, and is included in the condensed consolidated balance sheets in other accrued liabilities.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

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

Intangible assets, all of which are subject to amortization, consist of the following:

(dollars in thousands)		March 31, 2007			December 31, 2006

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	5.0	$13,145	$(7,631)	$5,514	$13,506	$(7,313)	$6,193
Customer lists	0.8	208	(162)	46	1,283	(925)	358

	4.6	$13,353	$(7,793)	$5,560	$14,789	$(8,238)	$6,551

Estimated future amortization expense is presented below:

Year Ending December 31,	(dollars in thousands)

2007	$ 2,916
2008	2,066
2009	1,254
2010	315

$ 6,551

NOTE E – LONG-TERM DEBT

Revolving Credit Facility: At March 31, 2007, borrowings under the revolving credit facility were $210,000,000; outstanding letters of credit totaled $3,855,000; credit available under the revolving facility was $286,145,000; and Apria was in compliance with all covenants required by the credit agreement.

Convertible Senior Notes: At March 31, 2007, the fair value of the $250,000,000 in convertible senior notes was $275,000,000, as determined by reference to quoted market prices.

Hedging Activities: Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. At March 31, 2007, Apria had one interest rate swap agreement in effect which will expire in January 2009 and has a notional amount of $25,000,000 with a fixed rate of 4.44%. Apria also had an interest swap agreement which expired in December 2006 that had a notional amount of $25,000,000 with a fixed rate of 3.42%.

The swap agreements are being accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. Apria paid a net settlement amount of $58,000 for the three-month period ended March 31, 2007 and $84,000 for the same three-month period in 2006. The aggregate fair value of the swap agreement was an asset of $264,000 and $356,000 at March 31, 2007 and December 31, 2006, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other assets. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in operating income, as the transactions no longer qualify for hedge accounting. Apria’s exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.

Total interest paid on debt totaled $7,700,000 and $9,270,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

NOTE F – STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2007, changes to stockholders’ equity were comprised of the following amounts:

(dollars in thousands)

Net income	$19,144
Issuances of common stock	13,297
Tax benefit related to share-based compensation	3,364
Tax effect of canceled options	(39)
Restricted stock retained in treasury upon vesting	(835)
Stock-based compensation	1,436
Cumulative effect adjustment for FIN No. 48 adoption	(4,232)
Other comprehensive loss, net of taxes	(45)

$32,090

Net income and total comprehensive income differ by other comprehensive loss, net of taxes. Such loss represents the amortization of a balance in accumulated other comprehensive income that was previously recorded in connection with certain interest rate swap agreements. For the three months ended March 31, 2007 and 2006, total comprehensive income was $19,099,000 and $16,123,000 respectively.

NOTE G – SHARE-BASED COMPENSATION

For the three month periods ended March 31, 2007 and 2006, the company recorded share-based compensation expense of $1,436,000 and $1,069,000, respectively. All such compensation is reflected in the accompanying condensed consolidated income statement within the selling, distribution and administrative expense line item. The related awards were granted to administrative personnel or members of the company’s Board of Directors and therefore no portion of the share-based compensation has been classified within cost of net revenues. Share-based compensation expense recognized in the periods presented is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures.

For the three months ended March 31, 2007 and 2006, cash received from the exercise of options totaled $13,297,000 and $2,802,000, respectively.

The company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the company’s expected annual dividend yield. Apria’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the company’s stock options granted in the three-month periods ended March 31, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The key input assumptions that were utilized in the valuation of the stock options granted during the three months ended March 31, 2007 and 2006, are summarized in the table below.

	Three Months Ended March 31,

	2007	2006

Expected option term (1)	4.6 years	4.8 years
Expected volatility (2)	29.9%	27.1%
Risk-free interest rate (3)	4.6%	4.7%
Expected annual dividend yield	0%	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.
(2)	Expected volatility represents a combination of historical stock price volatility and implied volatility from publicly-traded options on Apria’s common stock.
(3)	The risk-free interest rate is based on the implied yield on a U.S. Treasury zero coupon issue with a remaining term equal to the expected term of the option.

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

The following table summarizes the activity for stock options for the three months ended March 31, 2007:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	4,056,314	$24.59
Granted	576,830	32.12
Exercised	(677,245)	19.56
Forfeited	(26,667)	29.72

Outstanding at March 31, 2007	3,929,232	$26.53	6.97	$22,995,269

Vested or expected to vest as of March 31, 2007	3,690,921	$26.49	6.81	$21,772,350

Exercisable at March 31, 2007	2,679,061	$26.12	5.79	$16,929,861

The weighted-average fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $10.67 and $7.39, respectively. There were 630,000 stock options granted in the corresponding period in 2006. The total intrinsic value of options exercised was $8,021,000 and $120,000 for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, total unrecognized stock-based compensation cost related to unvested stock options was $8,916,000, which is expected to be expensed over a weighted-average period of 2.54 years.

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

The following table summarizes the activity for restricted stock purchase rights for the three months ended March 31, 2007:

	Restricted Stock Purchase Rights	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	300,000	$6.79
Granted	-	-
Exercised	(8,000)	6.46
Forfeited	-	-

Outstanding at March 31, 2007	292,000	$6.80	6.52	$7,431,500

Vested or expected to vest as of March 31, 2007	226,478	$6.77	6.51	$5,770,145

Exercisable at March 31, 2007	8,000	$6.46	6.37	$206,320

The total intrinsic value of restricted stock purchase rights exercised was $200,000 and $392,000 for the three months ended March 31, 2007 and 2006, respectively. No such awards were granted during these two periods.

As of March 31, 2007, total unrecognized stock-based compensation cost related to unvested restricted stock purchase rights was $2,725,000, which is expected to be expensed over a weighted-average period of 3.06 years.

Restricted Stock Awards and Units: Apria’s incentive plan provides for the granting of restricted stock and restricted stock units to its non-employee directors and employees (limited to executive management). Such awards generally require that certain performance conditions and service conditions be met before the awards will vest.

The following table summarizes the activity for restricted stock awards and units for the three months ended March 31, 2007:

	Shares or Share Units	Weighted-Average Grant-Date Fair Value

Nonvested restricted stock awards and units at January 1, 2007	486,922	$27.16
Granted	346,710	$30.33
Vested and released	(69,230)	$22.42
Forfeited	(14,873)	$22.42

Nonvested restricted stock awards and units at March 31, 2007	749,529	$29.16

The weighted-average fair value of restricted stock awards and units granted during the three months ended March 31, 2007 and 2006 was $30.33 and $22.75, respectively. There were 255,000 awards granted in the corresponding period in 2006. Restricted stock awards or units released during the three months ended March 31, 2007 were 69,230 shares and the total intrinsic value was $2,206,000. No restricted stock awards or units were released during the three months ended March 31, 2006.

As of March 31, 2007, total unrecognized stock-based compensation cost related to unvested restricted stock awards and units was $14,994,000, which is expected to be expensed over a weighted-average period of 2.20 years.

NOTE H – INCOME TAXES

The effective income tax rate was 39.0% for the three months ended March 31, 2007 compared with 34.6% for the three months ended March 31, 2006. The change in the effective tax rate was primarily due to the recognition of a $1,761,000 favorable adjustment in March 31, 2006 which related to the settlement of tax issues.

The company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. In conjunction with its FIN No. 48 adoption, the company increased its liability for unrecognized tax benefits by recording a cumulative effect adjustment of $4,232,000. This cumulative effect adjustment was recorded as a reduction to opening retained earnings.

As of January 1, 2007, the company has provided for a liability of $16,948,000 for unrecognized tax benefits, all of which, if ultimately recognized, could favorably affect the effective tax rate in a future period.

As of March 31, 2007, the company believes it is reasonably possible that certain unrecognized tax benefits, related to state tax uncertainties, could be realized within the succeeding 12 months. The company estimates that these unrecognized tax benefits could be up to $2,000,000 and ultimate realization is dependent upon the occurrence of certain events (including the expiration of the applicable statute of limitations).

The company recognizes interest expense and penalties related to unrecognized tax benefits as part of its provision for income taxes. As of January 1, 2007, the company has provided $3,844,000 in accrued interest and penalties within its liability for unrecognized tax benefits.

The company’s calendar 2003 through 2005 tax years remain open to examination by the Internal Revenue Service. The company’s calendar 2001 through 2005 tax years remain open to examination by various state tax agencies.

The company is currently under examination by the Internal Revenue Service for its calendar 2005 tax year and by certain state tax agencies for its calendar tax years 2001 through 2004.

Net income taxes paid for the three-month periods ended March 31, 2007 and 2006, were $3,000,000 and $361,000, respectively.

NOTE I – PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended March 31,

(in thousands, except per share data)	2007	2006

Numerator:
Net income	$19,144	$16,123
Numerator for basic and diluted per share amounts – net income available to common stockholders	$19,144	$16,123
Denominator:
Denominator for basic per share amounts – weighted average shares	43,112	42,379
Effect of dilutive securities: Employee stock options and awards – dilutive potential common shares	876	575

Denominator for diluted per share amounts – adjusted weighted average shares	43,988	42,954

Basic net income per common share	$0.44	$0.38

Diluted net income per common share	$0.44	$0.38

Employee stock options excluded from the computation of diluted per share amounts:
Shares for which exercise price exceeds average market price of common stock	986	2,536
Average exercise price per share that exceeds average market price of common stock	$31.80	$29.04

NOTE J – COMMITMENTS AND CONTINGENCIES

Litigation: Apria is the defendant in a California class action lawsuit asserting blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. Venegas vs. Apria Healthcare, Inc., et al., was filed on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC — 06 — 449669). No class has been certified at this time but, the complaint seeks compensatory and punitive damages in an unspecified amount as well as other relief on behalf of a purported class consisting of certain hourly employees of the company in the State of California. The company has filed an answer to the complaint denying all material allegations and asserting a number of affirmative defenses. To date, plaintiff has not filed a motion for class certification. The court has set the case for trial beginning November 26, 2007. Based on the company’s preliminary investigation of the allegations, management believes there are meritorious defenses to the claims and the company intends to vigorously defend the lawsuit. No assurance can be given, however, that the ultimate disposition of this case will not have a material adverse effect on the company’s financial condition or results of operations.

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

Supplier Concentration: Apria currently purchases approximately 63% of its patient service equipment and supplies from four vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect operating results.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS

        Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home through approximately 470 branch locations throughout the United States.

    Strategy.        Apria’s strategy is to position itself in the marketplace as the low cost, quality provider of a broad range of home healthcare services to managed care and Medicare customers. The specific elements of its strategy are to:

•	achieve strong sales growth;
•	leverage its nationwide infrastructure to reduce costs and expand profits;
•	deliver superior customer service; and
•	attract, develop and advance leaders within the company.

        Critical Accounting Policies. Apria’s management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company’s consolidated financial statements. These policies require management’s most complex and subjective judgments. Additionally, the accounting policies related to goodwill, long-lived assets and income taxes require significant judgment. These policies are presented in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Apria’s Annual Report on Form 10-K for the year ended December 31, 2006.

        Government Reimbursement Update. On April 10, 2007, the Centers for Medicare and Medicaid Services, or CMS, published the final rule (“Final Rule”) implementing the Medicare Part B competitive bidding program for certain items of Durable Medical Equipment, Prosthetics, Orthotics and Supplies, or DMEPOS. By statute, CMS must phase in the program over time, with the first phase establishing competitive bidding in 10 of the largest metropolitan statistical areas (“MSAs”) for 2008, with 80 additional markets added in 2009, and full implementation in 2010. Competitive bidding imposes a new and significant risk to suppliers of DMEPOS. If a DMEPOS supplier operating in a Competitive Bidding Area, or CBA, is not awarded a contract for that CBA, the supplier generally will no longer be able to bill and collect from Medicare for most DMEPOS supplied in that CBA. A DMEPOS supplier awarded one of the winning bids for the CBA is likely to receive lower Medicare payment levels than those in existence prior to competitive bidding. Finally, there is a risk that the new competitive bidding prices will become a new benchmark for reimbursement from private payors. As competitive bidding is phased in across the country, there is likely to be a substantial reduction in reimbursement earned by all DMEPOS suppliers, including Apria.

        The Final Rule listed both the 10 MSAs and product categories that CMS selected for the initial phase of the program. Apria services all nine of the domestic markets included in the list of initial 10 CBAs (Puerto Rico markets excluded). Nine of the 10 product categories selected for the first phase are common to all nine domestic markets. The tenth product category is specific to the Miami and Puerto Rico markets only. CMS will accept bids from suppliers for the following product categories: Oxygen Supplies and Equipment; Standard Power Wheelchairs, Scooters and Related Accessories; Complex Rehabilitative Power Wheelchairs and Related Accessories; Mail-Order Diabetic Supplies; Enteral Nutrients, Equipment and Supplies; Continuous Positive Airway Pressure Devices, Respiratory Assist Devices and Related Supplies and Accessories; Hospital Beds and Related Accessories; Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories; Walkers and Related Accessories; and (Miami and Puerto Rico only) Support Surfaces (group 2 mattresses and overlays).

        The deadline for suppliers to submit bids for participation in the program is 60 days after issuance of the Request for Bids (“RFB”). While CMS and its Competitive Bidding Implementing Contractor expect the deadline for bid submission to be early July 2007, the RFB had not been issued as of May 9, 2007. CMS has posted on its website the following key targeted dates for implementation of the first phase of the program: December 2007 – final selection of winning contract suppliers; April 1, 2008 – new payment levels go into effect for the selected product categories in the 10 selected CBAs.

        The Final Rule, among other things, generally requires Medicare beneficiaries who live in a CBA to receive equipment and services that are included within the competitive bidding program exclusively from suppliers who are awarded contracts by CMS, with a few exceptions. The reimbursement rate for the items and services will be the single payment rate that is determined through the bid process. Apria’s Medicare-reimbursed revenue for the selected products in the applicable markets during the initial year of competitive bidding represents less than 2% of the company’s total net revenue. If Apria becomes a winning contract supplier in each of the nine initial CBAs serviced by Apria and the subject revenue were impacted by a 10% to 15% payment reduction as estimated by CMS, it would represent less than 0.3% of Apria’s total net revenue during the initial year of competitive bidding. In the second and subsequent years of competitive bidding, the adverse financial impact will increase substantially in amounts that cannot immediately be determined. Apria intends to submit a bid for participation in the competitive bidding program in each of the nine CBAs and is evaluating available data to determine the product categories on which it will bid. If Apria is selected as a winning contract supplier, it believes that its geographic coverage and purchasing strength in particular provides advantages to maintain and enhance market share, but at lower reimbursement rates. However, there is no guarantee that Apria will be selected as a winning contract supplier and be awarded a competitive bidding contract by CMS. If Apria is not selected as a contract supplier for a particular CBA, it will generally not be allowed to supply Medicare beneficiaries with products subject to competitive bidding within that CBA, unless it elects to continue providing service to existing patients under the “grandfathering” provision of the Final Rule. Because of Apria’s combination of both managed care and traditional business, Apria believes it can nevertheless maintain a strong overall market position.

        For detailed disclosure on other legislative and regulatory activities that affect or may affect Medicare and Medicaid reimbursement policies for products and services provided by Apria, please refer to the “Business – Government Regulation” section in Apria’s Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

        Net Revenues and Gross Margin. Net revenues were $389.3 million in the first quarter of 2007, compared to $368.1 million for the same quarter of 2006. This represents an increase of 5.8% which is primarily volume-based as pricing increases have been negligible. Net revenue was reduced in the first quarter by approximately $651,000 due to a change in Medicare reimbursement methodology for certain durable medical equipment items previously categorized as capped rental. Such equipment previously had a maximum rental period of 15 months with a patient purchase option, but currently rental payments cease at the 13th month with transfer of ownership to the patient. The change was mandated by the Deficit Reduction Act of 2005 and became effective for patients commencing service on or after January 1, 2006 for this particular set of items. February 2007 is the first month in which the change impacted Apria’s revenues.

        Gross margins were stable at 65.4% in the first quarter of 2007 compared to 65.5% in the same period last year.

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

        The following table sets forth a summary of net revenues by service line:

	Three Months Ended March 31,

	2007		2006

(dollars in thousands)	$	%	$	%

Respiratory therapy	$268,272	68.9%	$253,148	68.8%
Infusion therapy	68,968	17.7%	64,772	17.6%
Home medical equipment/other	52,050	13.4%	50,136	13.6%

Total net revenues	$389,290	100.0%	$368,056	100.0%

        Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the respiratory therapy service line increased by 6.0% in the first quarter of 2007 when compared to the corresponding period in 2006. The largest respiratory categories grew between the three-month periods in 2007 and 2006 as follows: revenues from oxygen and oxygen systems increased by 2.9% and revenues from respiratory drugs grew by 9.4%. Revenues from the continuous positive and bi-level airway pressure devices and related supplies, which currently comprise approximately 28% of total respiratory revenues, grew by 13.6%. Much of this growth is attributable to a program the company has instituted to provide via mail the necessary supplies to patients already utilizing the airway pressure devices. Approximately $376,000 of the aforementioned Medicare revenue reduction impacted the respiratory therapy line.

        Infusion Therapy. The infusion therapy service line involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased by 6.5% in the three months ended March 31, 2007 when compared to the same period last year. The growth was generated primarily by the enteral nutrition offering, which represents just under half of the infusion therapy line. Enteral nutrition revenues increased by 14.5% for the three months ended March 31, 2007.

        Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues increased by 3.8% for the three months ended March 31, 2007 when compared to the corresponding period in 2006. Approximately $275,000 of the Medicare revenue reduction noted above impacted the home medical equipment/other line.

        Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable which are not expected to be collected are estimated and provided for by applying specific percentages to each receivables aging category, which is determined by the number of days the receivable is outstanding. The provision for doubtful accounts, expressed as a percentage of net revenues, was 2.5% and 2.8% for the first quarter of 2007 and 2006, respectively. The improvement between the periods reflects improvements in cash collections and notably the success of a credit card program designed to collect patient receivables upon delivery and automatically on the rental due date thereafter.

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

        Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 53.1% in the first quarter of 2007 and 53.7% in the first quarter of 2006. The comparison between the reported periods reflects expense leveraging achieved through the successful implementation of a number of cost saving initiatives. Such initiatives include those in the revenue management area whereby productivity and efficiencies have been enhanced by consolidating and centralizing certain functions. Billing and collection activities for several of the company’s larger payors have been centralized as have certain other related functions. Also, in the logistics area, the routing of deliveries has been automated which has resulted in decreased miles per delivery stop and increased stops per driver. The company has been successful in converting these productivity improvements to cost savings.

        Share-based compensation is reflected within the selling, distribution and administrative expense line item. For the three-month periods ended March 31, 2007 and 2006, share-based compensation expense was $1.4 million and $1.1 million, respectively.

        Amortization of Intangible Assets. For the quarters ended March 31, 2007 and 2006, amortization expense was $1.0 million and $1.3 million, respectively. See “Liquidity and Capital Resources – Business Combinations.”

        Interest Expense and Income. Interest expense was $6.3 million for the first quarter of 2007 as compared to $8.3 million for the comparable period in 2006. The decrease in interest expense in 2007 is primarily attributable to the decrease in long-term debt as a result of the continued pay down of the revolving credit line. For the first quarter of 2007 and 2006, interest income was $494,000 and $972,000, respectively. During the first three months of 2007, interest costs in the amount of $111,000 were capitalized in conjunction with software development. See “Liquidity and Capital Resources – Long-term Debt.”

        Income Tax Expense. The effective income tax rate was 39.0% for the three months ended March 31, 2007 compared with 34.6% for the three months ended March 31, 2006. The change in the effective tax rate was primarily due to the recognition of a $1.8 million favorable adjustment in March 31, 2006 which related to the settlement of tax issues.

        Apria’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which the company operates. Significant management estimates and judgments are required in determining the company’s effective tax rate. Apria is routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, Apria believes that the recorded tax liabilities appropriately reflect the company’s potential obligations under FIN No. 48.

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

        Cash Flow. Cash provided by operating activities was $44.9 million in the first three months of 2007 compared to $38.2 million in the corresponding period in 2006. The increase in operating cash flow between the two periods is due primarily to improved profitability, strong cash collections of receivables and favorable timing for expense disbursements.

        Cash used in investing activities decreased to $32.6 million for the first three months of 2007 compared to $42.3 million during the same period last year. The decrease in 2007 was due to an absence of acquisitions and to a reduction in capital expenditures resulting from better equipment utilization.

        Cash used in financing activities was $10.4 million during the first three months of 2007 compared to $5.2 million for the first three months of 2006. As a result of the strong operating cash flow and cash proceeds received upon the issuance of common stock, the company reduced the amount owed on its revolving line of credit by $25 million during the first quarter of 2007.

        Contractual Cash Obligations. The following table summarizes Apria’s long-term cash payment obligations to which the company is contractually bound. The years presented below represent 12-month rolling periods ending March 31.

(dollars in millions)	2008	2009	2010	2011	2012	There- after	Totals

Revolving loan (1)	$-	$-	$-	$-	$210	$-	$210
Convertible senior notes (3.375%)(2)	-	-	-	-	-	250	250
Interest on convertible senior notes(3)	8	8	8	8	8	182	222
Other debt	1	-	-	-	-	-	1
Operating leases	54	46	36	27	18	23	204
Software licenses and related maintenance	1	-	-	-	-	-	1

Total contractual cash obligations	$64	$54	$44	$35	$236	$455	$888

(1) Interest on outstanding borrowings is payable quarterly.
(2) The holders of the convertible senior notes will first have the option to require Apria to repurchase all or a portion of their notes in September 2008.
(3)Interest on these notes is paid bi-annually in March and September. Unless the notes are earlier converted, redeemed or repurchased, such interest payments will total $8.4 million annually until the notes mature in 2033. Amounts presented above assume notes are not earlier converted, redeemed or repurchased.

        Accounts Receivable. Accounts receivable before allowance for doubtful accounts was $238.4 million at March 31, 2007, which was consistent with December 31, 2006. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 49 days at March 31, 2007 and December 31, 2006.

        Accounts aged in excess of 180 days expressed as percentages of total receivables for certain payor categories are as follows:

	March 31,	December 31,
	2007	2006

Medicare	17.3%	19.2%
Medicaid	29.1%	28.6%
Self pay	28.1%	36.5%
Managed care/other	18.2%	19.1%
Total	19.0%	19.8%

        Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $28.9 million and $30.0 million at March 31, 2007 and December 31, 2006, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility.

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

        The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of Apria’s patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 83% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Depending on the product type, the company performs physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories. Inventory and patient service equipment losses for the three months ended March 31, 2007 were $248,000 and in the first quarter of 2006, the company adjusted its related assets upward by $4,000.

        Long-term Debt. At March 31, 2007, borrowings under the revolving credit facility were $210 million; outstanding letters of credit totaled $3.9 million; credit available under the revolving facility was $286.1 million; and Apria was in compliance with all covenants required by the credit agreement. The effective interest rate at March 31, 2007, after consideration of the effect of the swap agreement described below, was 6.32%. See “Hedging Activities” below.

        Convertible Senior Notes. At March 31, 2007, the fair value of the $250 million in convertible senior notes was $275.0 million, as determined by reference to quoted market prices.

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

        At March 31, 2007, Apria had one interest rate swap agreement in effect which will expire in January 2009 and has a notional amount of $25 million with a fixed rate of 4.44%. Apria also had an interest swap agreement which expired in December 2006 that had a notional amount of $25 million with a fixed rate of 3.42%.

        The swap agreements are being accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. Apria paid a net settlement amount of $58,000 for the three-month period ended March 31, 2007 and $84,000 for the same three-month period in 2006. The aggregate fair value of the swap agreement was an asset of $264,000 and $356,000 at March 31, 2007 and December 31, 2006, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other assets. Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in operating income, as the transactions no longer qualify for hedge accounting. Apria’s exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.

        Treasury Stock. In the first quarter of 2007, 26,215 shares of employee restricted stock shares, valued at $835,000 were tendered back to the company to satisfy the related tax obligation. In 2006 a similar transaction for 7,672 shares of employee restricted stock shares, valued at $141,000, were also tendered back to the company to satisfy the related tax obligation.

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

        During the three months ended March 31, 2007 Apria did not effect any acquisitions, nor were payments made for amounts deferred from prior periods. For the first three months of 2006, $4.1 million was paid for acquisitions, which includes amounts deferred from prior periods.

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

        At March 31, 2007, Apria’s revolving credit facility borrowings totaled $210.0 million. The bank credit agreement governing the revolver provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or the London Interbank Offered Rate, or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At March 31, 2007 all of Apria’s outstanding revolving debt was tied to LIBOR.

        During the first quarter of 2007, Apria had one interest rate swap agreement in effect to fix its LIBOR-based variable rate debt. The agreement became effective in January 2006 for a three-year term, and has a notional amount of $25 million that fixes an equivalent amount of the company’s variable rate debt at 4.44%.

        Based on the revolving debt outstanding and the swap agreements in place at March 31, 2007, a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $1.85 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”

ITEM 4.     CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures. As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer each concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

        Changes in Internal Control Over Financial Reporting. During the period covered by this report, there have been no significant changes to the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        Apria is the defendant in a California class action lawsuit asserting blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. Venegas vs. Apria Healthcare, Inc., et al., was filed on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC — 06 — 449669). No class has been certified at this time but the complaint seeks compensatory and punitive damages in an unspecified amount as well as other relief on behalf of a purported class consisting of certain hourly employees of the company in the State of California. The company has filed an answer to the complaint denying all material allegations and asserting a number of affirmative defenses. To date, plaintiff has not filed a motion for class certification. The court has set the case for trial beginning November 26, 2007. Based on the company’s preliminary investigation of the allegations, management believes there are meritorious defenses to the claims and the company intends to vigorously defend the lawsuit. No assurance can be given, however, that the ultimate disposition of this case will not have a material adverse effect on the company’s financial condition or results of operations.

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

ITEM 1A.     RISK FACTORS

        The risk factors presented in Apria’s Annual Report on Form 10K, as filed with the Securities and Exchange Commission on March 1, 2007, are incorporated herein by reference with the exception of the risk factor titled “Medicare/Medicaid Reimbursement Rates” which is presented below in its entirety. For further information, see Part I – Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Government Reimbursement Update” in this Quarterly Report on this Form 10-Q.

Medicare/Medicaid Reimbursement Rates—Continued reductions in Medicare and Medicaid reimbursement rates could have a material adverse effect on Apria’s results of operations and financial condition.

        Medicare Reimbursement Reductions. There are a number of provisions contained within recent legislation and proposed regulations that adversely affect or may adversely affect reimbursement for products and services provided by Apria. For example, in December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, also referred to as the Medicare Modernization Act, or MMA, became law. The MMA and related rules issued by the Centers for Medicare and Medicaid Services, or CMS, implemented reimbursement reductions for a number of products and services provided by Apria and established a proposed competitive bidding program for Medicare Part B. Further, the Deficit Reduction Act of 2005, or DRA, was signed into law in February 2006. Once fully implemented, the DRA and related rules issued by CMS will result in reduced reimbursement rates for certain durable medical equipment, including home oxygen equipment and services provided by Apria, a reduced period for rental revenue, and potential increased costs associated with replacement of certain patient-owned equipment.

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

PART II – OTHER INFORMATION

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.     EXHIBITS

Exhibits:
Exhibit Number 10.1 #	Reference Apria Healthcare Group Inc. 2007 Executive Bonus Plan.
10.2 #	Form of Restricted Stock Unit Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.
10.3 #	Form of Employee Stock Option Agreement as granted under the Registrant’s 2003 Performance Incentive Plan.
10.4 #	Noncompetition and Nonsolicitation Agreement as dated March 7, 2007, between Registrant and Lawrence M. Higby.
10.5 #	Noncompetition and Nonsolicitation Agreement as dated March 7, 2007, between Registrant and Lawrence Mastrovich.
10.6 #	Amended and Restated Noncompetition Agreement as dated March 7, 2007, between Registrant and Chris A. Karkenny.
10.7 #	Amended and Restated Noncompetition Agreement as dated March 7, 2007, between Registrant and William J. Ingram.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC. Registrant
May 10, 2007	/s/ CHRIS A. KARKENNY Chris A. Karkenny Executive Vice President and Chief Financial Officer (Principal Financial Officer)