Form 10-Q
period 2007-06-30
APRIA HEALTHCARE GROUP INC
filed 2007-08-09
CIK 882289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007 there were outstanding 43,716,287 shares of the Registrant’s common stock, par value $.001 per share, which is the only class of common stock of the Registrant (not including 17,018,405 shares held in treasury).

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

For the period ended June 30, 2007

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

SIGNATURES

EXHIBITS

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995: Apria’s business is subject to a number of risks which are partly or entirely beyond the company’s control. The company has described certain of those risks in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 1, 2007. That report may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. In some cases, forward-looking statements contain terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or variations of these terms or other comparable terminology. Key factors that may have an impact on Apria include the following:

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(dollars in thousands, except share data)	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,483	$14,657
Accounts receivable, less allowance for doubtful accounts of $24,139
and $27,324 at June 30, 2007 and December 31, 2006, respectively	211,307	211,097
Inventories, net	38,624	40,681
Deferred income taxes	40,814	36,648
Deferred expenses	22,464	22,712
Prepaid expenses and other current assets	14,279	19,142

TOTAL CURRENT ASSETS	355,971	344,937

PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $439,972
and $445,608 at June 30, 2007 and December 31, 2006, respectively	195,502	212,068
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net	59,807	52,975
GOODWILL	539,182	539,187
INTANGIBLE ASSETS, less accumulated amortization of $8,061 and
$8,238 at June 30, 2007 and December 31, 2006, respectively	4,853	6,551
DEFERRED DEBT ISSUANCE COSTS, net	3,723	4,612
OTHER ASSETS	8,317	8,166

	$1,167,355	$1,168,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$70,008	$66,969
Accrued payroll and related taxes and benefits	46,951	46,532
Accrued insurance	10,495	10,977
Income taxes payable	-	10,793
Other accrued liabilities	32,409	33,827
Deferred revenue	33,123	32,280
Current portion of long-term debt	-	2,145

TOTAL CURRENT LIABILITIES	192,986	203,523

LONG-TERM DEBT, net of current portion	405,000	485,000
DEFERRED INCOME TAXES	70,377	60,815
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	29,071	8,727

TOTAL LIABILITIES	697,434	758,065
COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized; none issued
	-	-
Common stock, $.001 par value: 150,000,000 shares authorized;
60,718,492 and 59,762,307 shares issued at June 30, 2007 and
December 31, 2006, respectively; 43,701,817 and 42,789,450 shares
outstanding at June 30, 2007 and December 31, 2006, respectively	61	60
Additional paid-in capital	507,282	482,123
Treasury stock, at cost; 17,016,675 and 16,972,857 shares at June 30, 2007
and December 31, 2006	(430,904)	(429,573)
Retained earnings	393,211	357,470
Accumulated other comprehensive income	271	351

TOTAL STOCKHOLDERS’ EQUITY	469,921	410,431

	$1,167,355	$1,168,496

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in thousands, except per share data)	2007	2006	2007	2006

Net revenues: Fee for service/product arrangments	$352,734	$335,477	$700,740	$664,368
Capitation arrangements	41,310	40,602	82,594	79,767

TOTAL NET REVENUES	394,044	376,079	783,334	744,135

Costs and expenses:
Cost of net revenues:
Product and supply costs	90,894	85,068	181,964	168,237
Patient service equipment depreciation	27,257	28,727	55,267	57,448
Respiratory therapy services	9,638	9,469	18,976	18,888
Nursing services	2,262	2,162	4,366	4,407
Other	4,434	3,544	8,708	6,964

TOTAL COST OF NET REVENUES	134,485	128,970	269,281	255,944

Provision for doubtful accounts	11,093	9,737	20,791	19,905
Selling, distribution and administrative	209,406	198,352	415,985	396,045
Amortization of intangible assets	706	1,665	1,698	2,942

TOTAL COSTS AND EXPENSES	355,690	338,724	707,755	674,836

OPERATING INCOME	38,354	37,355	75,579	69,299
Interest expense	5,722	8,558	12,042	16,816
Interest income	(722)	(542)	(1,216)	(1,513)

INCOME BEFORE TAXES	33,354	29,339	64,753	53,996
Income tax expense	12,525	10,881	24,780	19,415

NET INCOME	$20,829	$18,458	$39,973	$34,581

Basic net income per common share	$0.48	$0.44	$0.92	$0.82

Diluted net income per common share	$0.47	$0.43	$0.91	$0.81

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

(dollars in thousands)	2007	2006

OPERATING ACTIVITIES
Net income	$39,973	$34,581
Items included in net income not requiring cash:
Provision for doubtful accounts	20,791	19,905
Depreciation and amortization	67,049	70,832
Amortization of deferred debt issuance costs	889	865
Deferred income taxes	5,935	13,955
Share-based compensation	4,664	1,881
(Gain) loss on disposition of assets and other	(138)	127
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(21,001)	(10,328)
Inventories, net	2,062	550
Prepaid expenses and other assets	4,712	3,716
Accounts payable, exclusive of book-cash overdraft	3,566	1,778
Accrued payroll and related taxes and benefits	(815)	(6,190)
Income taxes payable	7,970	(277)
Deferred revenue	843	-
Deferred expenses	248	-
Accrued expenses	(1,227)	(2,495)
Excess tax benefits from share-based compensation	(3,911)	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	131,610	128,900

INVESTING ACTIVITIES
Purchases of patient service equipment and property,
equipment and improvements, exclusive of effects of acquisitions	(55,811)	(66,264)
Proceeds from disposition of assets	52	648
Cash paid for acquisitions, including payments of deferred consideration	-	(5,040)

NET CASH USED IN INVESTING ACTIVITIES	(55,759)	(70,656)

FINANCING ACTIVITIES
Proceeds from revolving credit facilities	-	14,800
Payments on revolving credit facilities	(80,000)	(69,800)
Payments on other long-term debt	(2,145)	(3,720)
Change in book-cash overdraft included in accounts payable	(345)	7,238
Capitalized debt issuance costs	-	(1,119)
Excess tax benefits from share-based compensation	3,911	-
Issuances of common stock	16,554	2,873

NET CASH USED IN FINANCING ACTIVITIES	(62,025)	(49,728)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,826	8,516
Cash and cash equivalents at beginning of period	14,657	23,304

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,483	$31,820

SUPPLEMENTAL DISCLOSURES – See Note E and Note H for cash paid for interest and income taxes, respectively.

NON-CASH TRANSACTIONS – See Note F for tax benefit from stock option exercises and non-cash common stock and treasury stock transactions.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases when paid. Unpaid purchases were $7,970 and $8,152 at June 30, 2007 and December 31, 2006, respectively, and $8,722 and $10,754 at June 30, 2006 and December 31, 2005, respectively.

See notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Apria Healthcare Group Inc. (“Apria” or the “company”) and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation.

All adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Use of Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. For the six-month periods ended June 30, 2007 and 2006, approximately 35% and 36% of the company’s revenues were reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represented more than 9% of the company’s revenues for either period presented. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service/product arrangements.

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

Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, in these analyses, management considers, among other things, historical realization data, accounts receivable aging trends, other operating trends and the extent of contracted business and business combinations. Also considered are relevant business conditions such as governmental and managed care payor claims processing procedures and system changes. Management also performs focused reviews of certain large and/or slow-paying payors. Due to continuing changes in the healthcare industry and with third-party reimbursement, it is possible that estimates could change in the near term, which could have an impact on operations and cash flows.

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software. The company capitalizes certain software development costs in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of the internal-use software. Also included are interest costs capitalized in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost.” During the three- and six-month periods ended June 30, 2007, the company capitalized $134,000 and $245,000, respectively, in interest costs. No interest was capitalized in the corresponding periods in 2006.

Clinical Expenses: Respiratory therapy and infusion therapy nursing expenses included in selling, distribution and administrative expenses totaled $6,041,000 and $11,928,000 for the three- and six-month periods ended June 30, 2007. For the corresponding three- and six-month periods in 2006, the amounts were $4,707,000 and $9,659,000, respectively.

Distribution Expenses: Distribution expenses, totaling $43,880,000 and $87,597,000 for the three- and six-month periods ended June 30, 2007, respectively, are included in selling, distribution and administrative expenses. In 2006, such expenses were $43,000,000 and $87,080,000 for the corresponding three- and six-month periods.

Sales and Certain Other Taxes: In its consolidated financial statements, Apria accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, excludes such taxes from net revenues. Such taxes include, but are not limited to sales, use, privilege and excise taxes.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Accordingly, the company adopted SFAS No. 155 on January 1, 2007. Such adoption did not have a material effect on the company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). This standard creates a comprehensive model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial statement purposes. FIN No. 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The company adopted FIN No. 48 as of January 1, 2007 and increased its liability for unrecognized tax benefits by recording a cumulative effect adjustment of $4,232,000. This cumulative effect adjustment was recorded as a reduction to the retained earnings balance at January 1, 2007.

FASB Staff Position No. FIN 48-1 (“FSP No. 48-1”), “Definition of Settlement in FASB Interpretation No. 48” was issued by the FASB in May 2007. FSP No. 48-1 amended FIN No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN No. 48. The adoption of FSP No. 48-1 did not have a material effect on the company’s consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”) which became effective for the company as of January 1, 2007. EITF No. 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, “Disclosure of Accounting Policies.” The company will continue to present taxes within the scope of EITF No. 06-3 on a net basis. As such, the adoption of EITF No. 06-3 did not have a material effect on the company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the statement to determine what, if any, impact the statement will have on the company’s consolidated financial statements.

NOTE C – BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying condensed consolidated income statements from the dates of acquisition. No acquisitions were effected during the six months ended June 30, 2007. For the six months ended June 30, 2006 cash paid for acquisitions was $5,040,000, which included deferred payments of $3,985,000 related to prior periods. At June 30, 2007 and 2006, deferred consideration payable totaled $108,000 and $1,715,000, respectively, and is included in the condensed consolidated balance sheets in other accrued liabilities.

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

The intangible assets on the company’s books, all of which are subject to amortization, consist of the following:

(dollars in thousands)		June 30, 2007			December 31, 2006

	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Covenants not to compete	5.0	$12,914	$(8,061)	$4,853	$13,506	$(7,313)	$6,193
Customer lists	-	-	-	-	1,283	(925)	358

	5.0	$12,914	$(8,061)	$4,853	$14,789	$(8,238)	$6,551

Estimated future amortization expense is presented below:

Year Ending December 31,	(dollars in thousands)

2007	$ 2,916
2008	2,066
2009	1,254
2010	315

$ 6,551

NOTE E – LONG-TERM DEBT

Revolving Credit Facility: At June 30, 2007, borrowings under the revolving credit facility were $155,000,000; outstanding letters of credit totaled $10,955,000; credit available under the revolving facility was $334,045,000; and Apria was in compliance with all covenants required by the credit agreement. The effective interest rate at June 30, 2007, after consideration of the effect of the swap agreement described below, was 6.34%.

Convertible Senior Notes: At June 30, 2007, the fair value of the $250,000,000 in convertible senior notes was $262,303,000, as determined by reference to quoted market prices.

Hedging Activities: Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. At June 30, 2007, Apria had one interest rate swap agreement in effect which will expire in January 2009 and has a notional amount of $25,000,000 with a fixed rate of 4.44%. Apria also had an interest swap agreement which expired in December 2006 that had a notional amount of $25,000,000 with a fixed rate of 3.42%.

The swap agreements are being accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. Apria received a net settlement amount of $117,000 for the six-month period ended June 30, 2007 and $216,000 for the same six-month period in 2006. The aggregate fair value of the swap agreement was an asset of $297,000 and $356,000 at June 30, 2007 and December 31, 2006, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other assets. Unrealized gains and losses on the fair value of the swap agreements are reflected in net income, as the transactions no longer qualify for hedge accounting. Apria’s exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.

Interest paid on debt totaled $10,684,000 and $16,278,149 for the six-month periods ended June 30, 2007 and 2006, respectively.

NOTE F – STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2007, changes to stockholders’ equity were comprised of the following amounts:

(dollars in thousands)

Net income	$39,973
Issuances of common stock (including non-cash issuances)	16,651
Excess tax benifits from share-based compensation	3,911
Tax shortfalls on share-based compensation	(66)
Restricted stock retained in treasury upon vesting	(1,331)
Share-based compensation	4,664
Cumulative effect adjustment for FIN No. 48 adoption	(4,232)
Other comprehensive loss, net of taxes	(80)

$59,490

Common stock valued at $97,000 was issued during the six months ended June 30, 2007 in a non-cash transaction.

Net income and total comprehensive income differ by other comprehensive loss, net of taxes. Such loss represents the amortization of a balance in accumulated other comprehensive income that was previously recorded in connection with certain interest rate swap agreements. For the three months ended June 30, 2007 and 2006, total comprehensive income was $20,794,000 and $18,360,000. For the six months ended June 30, 2007 and 2006, total comprehensive income was $39,893,000 and $34,483,000 respectively.

NOTE G – SHARE-BASED COMPENSATION

For the three- and six-month periods ended June 30, 2007, the company recorded share-based compensation expense of $3,228,000 and $4,664,000, respectively. For 2006, share-based compensation expense was $812,000 and $1,881,000, for the corresponding three- and six-month periods. All such compensation is reflected in the accompanying condensed consolidated income statement within the selling, distribution and administrative expense line item. The related awards were granted to executive and certain management personnel or members of the company’s Board of Directors and therefore no portion of the share-based compensation has been classified within cost of net revenues. Share-based compensation expense recognized in the periods presented is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures.

For the six months ended June 30, 2007 and 2006, cash received from the exercise of share-based awards totaled $16,554,000 and $2,873,000, respectively.

The company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the company’s expected annual dividend yield. Apria’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the company’s stock options granted in the three- and six-month periods ended June 30, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The key input assumptions that were utilized in the valuation of the stock options granted during the six months ended June 30, 2007 and 2006, are summarized in the table below.

	Six Months Ended June 30,

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

Stock Options: Apria’s incentive plan provides for the granting of stock options to employees and non-employee directors. In the past, such grants to employees have included both non-qualified and incentive stock options, though in May 2007 the Compensation Committee of the company’s Board of Directors determined to grant only non-qualified options in the future. The exercise price of an option is established at the fair market value of a share of Apria common stock on the date of grant. Vesting of stock options is time-based and is generally over a three-year period.

The following table summarizes the activity for stock options for the six months ended June 30, 2007:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	4,056,314	$24.59
Granted	646,830	$31.93
Exercised	(815,694)	$20.23
Forfeited	(64,667)	$28.23

Outstanding at June 30, 2007	3,822,783	$26.70	6.88	$12,796,074

Vested or expected to vest as of June 30, 2007	3,586,594	$26.67	6.67	$12,075,085

Exercisable at June 30, 2007	2,592,612	$26.34	5.71	$9,264,611

The weighted-average fair value of stock options granted during the six months ended June 30, 2007 and 2006 was $10.60 and $7.37, respectively. There were 684,000 stock options granted in the corresponding period in 2006. The total intrinsic value of options exercised was $9,371,000 and $120,000 for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, total unrecognized stock-based compensation cost related to unvested stock options was $8,466,000, which is expected to be expensed over a weighted-average period of 2.30 years.

Restricted Stock Purchase Rights: In 2003 and 2004, Apria granted restricted stock purchase rights to certain members of executive management. The awards represented the right to purchase a certain number of shares of Apria common stock at a future date at a specified exercise price. The exercise price was established at 25% of the fair market value of a share of Apria common stock on the date of grant. Such awards generally require that certain performance conditions and/or service conditions be met before the awards will vest.

The following table summarizes the activity for restricted stock purchase rights for the six months ended June 30, 2007:

	Restricted Stock Purchase Rights	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	300,000	$6.79
Granted	-	-
Exercised	(23,000)	$6.46
Forfeited	-	-

Outstanding at June 30, 2007	277,000	$6.82	6.28	$6,080,690

Vested or expected to vest as of June 30, 2007	211,718	$6.79	6.27	$4,864,179

Exercisable at June 30, 2007	8,000	$6.46	6.12	$178,480

The total intrinsic value of restricted stock purchase rights exercised was $534,000 and $532,000 for the six months ended June 30, 2007 and 2006, respectively. No such awards were granted during these two periods.

As of June 30, 2007, total unrecognized stock-based compensation cost related to unvested restricted stock purchase rights was $2,498,000, which is expected to be expensed over a weighted-average period of 2.82 years.

Restricted Stock Awards and Units: Apria’s incentive plan provides for the granting of restricted stock and restricted stock units to its non-employee directors and employees (limited to executive management). Such awards generally require that certain performance conditions and service conditions be met before the awards will vest.

The following table summarizes the activity for restricted stock awards and units for the six months ended June 30, 2007:

	Shares or Share Units	Weighted-Average Grant-Date Fair Value

Nonvested restricted stock awards and units at January 1, 2007	486,922	$27.16
Granted	372,710	$30.33
Vested and released	(108,491)	$25.05
Forfeited	(30,763)	$27.15

Nonvested restricted stock awards and units at June 30, 2007	720,378	$29.12

The weighted-average fair value of restricted stock awards and units granted during the six months ended June 30, 2007 and 2006 was $30.33 and $22.75, respectively. There were 272,000 awards granted in the corresponding period in 2006. Restricted stock awards or units released during the six months ended June 30, 2007 and 2006 were 108,491 and 17,000 shares, respectively, and the total intrinsic value was $3,357,000 and $375,000, respectively.

As of June 30, 2007, total unrecognized stock-based compensation cost related to unvested restricted stock awards and units was $15,055,000, which is expected to be expensed over a weighted-average period of 1.99 years.

NOTE H – INCOME TAXES

The effective income tax rate for the three months ended June 30, 2007 was 37.6% compared with 37.1% for the three months ended June 30, 2006. The effective income tax rate for the three months ended June 30, 2007 reflected a favorable net adjustment of $630,000, which primarily related to the settlement of a Federal tax issue for the company’s 2005 tax year. Similarly, the effective income tax rate for the three months ended June 30, 2006 reflected a favorable net adjustment of $953,000, which primarily related to a reduction in the company’s tax contingency accrual resulting from a change in estimate in measuring its state tax uncertainties.

The effective income tax rate for the six months ended June 30, 2007 was 38.3% compared with 36.0% for the six months ended June 30, 2006. The effective income tax rate for the six months ended June 30, 2006 was significantly lower than the company’s normalized effective tax rate due to favorable net adjustments totaling $2,036,000. These 2006 favorable net adjustments primarily related to decreases in the company’s tax contingency accrual due to the completion of its 2002 Federal tax audit and a change in estimate in measuring the company’s state tax uncertainties.

The company adopted FIN No. 48 as of January 1, 2007. In conjunction with its FIN No. 48 adoption, the company increased its liability for unrecognized tax benefits by recording a cumulative effect adjustment of $4,232,000. This cumulative effect adjustment was recorded as a reduction to the retained earnings balance at January 1, 2007.

A reconciliation of the beginning and ending balances of the company’s liability for unrecognized tax benefits at June 30, 2007 is as follows:

(dollars in thousands)

Balance at January 1, 2007 (before penalties and interest and federal and/or state tax benefits)	$17,687
Additions for tax positions related to the current year (excluding penalties and interest and before federal and state tax benefits)	483
Additions for tax positions related to prior years (excluding penalties and interest and before federal and state tax benefits)	3,236
Reductions for tax positions related to prior years	-
Settlements (before federal and/or state tax benefits)	(1,027)

Balance at June 30, 2007 (before penalties and interest and federal and/or state benefits) [a]	20,379

Penalties and interest at June 30, 2007 (before federal and/or state tax benefits) [b]	4,998
Federal and/or state tax benefits on [a] and [b]	(5,705)

Balance at June 30, 2007 (including penalties and interest and net of federal and/or state tax benefits)	$19,672

The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the effective tax rate in a future period is $16,948,000 as of January 1, 2007 and $17,016,000 as of June 30, 2007. The $16,948,000 and $17,016,000 unrecognized tax benefit amounts are both net of federal and/or state tax benefits.

As of June 30, 2007, the company believes it is reasonably possible that certain unrecognized tax benefits, related to state tax uncertainties, could be realized within the succeeding 12 months. The company estimates that these unrecognized tax benefits could be up to $2,000,000 and ultimate realization is dependent upon the occurrence of certain events (including the expiration of the statutes of limitations). The $2,000,000 amount is net of federal and/or state tax benefits.

The company recognizes interest expense and penalties related to unrecognized tax benefits as part of its provision for income taxes. The company has provided $3,844,000 and $4,998,000 in accrued interest and penalties (before federal and/or state tax benefits) within its liability for unrecognized tax benefits as of January 1, 2007 and June 30, 2007, respectively.

The company is currently under examination by the Internal Revenue Service for its calendar 2005 tax year and by certain state tax agencies for its calendar tax years 2001 through 2004.

Net income taxes paid for the six-month periods ended June 30, 2007 and 2006, were $11,583,000 and $10,753,000, respectively.

NOTE I – PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in thousands, except per share data)	2007	2006	2007	2006

Numerator:
Net income	$20,829	$18,458	$39,973	$34,581
Numerator for basic and diluted per share amounts –
income available to common stockholders	$20,829	$18,548	$39,973	$34,581

Denominator:
Denominator for basic per share
amounts – weighted average shares	43,650	42,405	43,381	42,392

Effect of dilutive securities:
Employee stock options and awards –
dilutive potential common shares	582	384	729	479

Denominator for diluted per share amounts –
adjusted weighted average shares	44,232	42,789	44,110	42,871

Basic net income per common share	$0.48	$0.44	$0.92	$0.82

Diluted net income per common share	$0.47	$0.43	$0.91	$0.81

Employee stock options excluded from the
computation of diluted per share amounts:

Shares for which exercise price exceeds
average market price of common stock	1,033	3,824	1,521	3,275

Average exercise price per share that exceeds
average market price of common stock	$32.65	$26.36	$31.93	$27.19

NOTE J – COMMITMENTS AND CONTINGENCIES

Litigation: Apria is the defendant in a purported California class action lawsuit asserting blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. Venegas vs. Apria Healthcare, Inc., et al., was filed on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC — 06 — 449669). The complaint seeks compensatory and punitive damages in an unspecified amount as well as other relief on behalf of a purported class consisting of certain hourly employees of the company in the State of California. The company has filed an answer to the complaint denying all material allegations and asserting a number of affirmative defenses. To date, the plaintiff has not filed a motion for class certification. The court has set the case for trial beginning November 26, 2007. Based on the company’s preliminary investigation of the allegations, the company believes there are meritorious defenses to the claims and the company intends to vigorously defend the lawsuit. No assurance can be given, however, that the ultimate disposition of this case will not have a material adverse effect on the company’s financial condition or results of operations.

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

Medicare Reimbursement: There are a number of provisions contained within recent legislation or proposed legislation that affect or may affect Medicare reimbursement polices for items and services provided by Apria. The company cannot be certain of the ultimate impact of all adopted and contemplated changes, and therefore, cannot provide assurance that these changes will not have a material adverse effect on Apria’s financial condition or results of operations.

Supplier Concentration: Apria currently purchases approximately 69.6% of its patient service equipment and supplies from five vendors under short and long term contractual arrangements. However, no single supplier provides more than 25% of the company’s equipment and supplies. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect operating results.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS

        Apria operates in the home healthcare segment of the healthcare industry and provides services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, Apria provides patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Apria provides these services to patients in the home through approximately 500 locations throughout the United States.

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

        Government Reimbursement Update. On April 10, 2007, the Centers for Medicare and Medicaid Services, or CMS, published the final rule (“Final Rule”) implementing the Medicare Part B competitive bidding program for certain items of Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS”). By statute, CMS must phase in the program over time, with the first phase establishing competitive bidding in 10 of the largest metropolitan statistical areas (“MSAs”) for 2008, with 70 additional markets added in 2009 and nationwide implementation in 2010. Competitive bidding imposes a new and significant risk to suppliers of DMEPOS. If a DMEPOS supplier operating in a Competitive Bidding Area, or CBA, is not awarded a contract for that CBA, the supplier generally will not be able to bill and collect from Medicare for most DMEPOS supplied in that CBA for the time period covered by competitive bidding (unless a supplier is covered by the “grandfathering” provision for existing oxygen or capped rental patients). The government has stated that contracts with winning bidders will be three years in length, except for diabetic supplies, which will be 21 months in length. A new competitive bidding period will begin after those contracts end. Because the applicable statute mandates savings and CMS’ bidding rules require that bids must be less than current Medicare allowable rates, a DMEPOS supplier awarded one of the winning bids for the CBA will receive lower Medicare payment rates than those in existence prior to competitive bidding. In addition, there is a risk that the new competitive bidding prices will become a new benchmark for reimbursement from private payors. As competitive bidding is phased in across the country, most DMEPOS suppliers, including Apria, will likely experience a substantial reduction in reimbursement.

        The Final Rule listed both the 10 MSAs and product categories that CMS selected for the initial phase of the program. Apria services all nine of the domestic markets included in the list of initial 10 CBAs (Puerto Rico markets excluded). Nine of the 10 product categories selected for the first phase are common to all nine domestic markets. The tenth product category is specific to the Miami and Puerto Rico markets only. In the first phase, CMS is accepting bids from suppliers for the following product categories: Oxygen Supplies and Equipment; Standard Power Wheelchairs, Scooters and Related Accessories; Complex Rehabilitative Power Wheelchairs and Related Accessories; Mail-Order Diabetic Supplies; Enteral Nutrients, Equipment and Supplies; Continuous Positive Airway Pressure Devices, Respiratory Assist Devices and Related Supplies and Accessories; Hospital Beds and Related Accessories; Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories; Walkers and Related Accessories; and (Miami and Puerto Rico only) Support Surfaces (group 2 mattresses and overlays).

        The deadline for suppliers to submit bids for participation in the program was originally 60 days after issuance of the Request for Bids (“RFB”). However, after issuing the RFBs in mid-May, 2007, CMS and its Competitive Bidding Implementation Contractor extended the deadline for bid submission three times in response to concerns raised by individual suppliers, industry associations and Congress about difficulties experienced with the bid process and Internet-based application process. The revised deadline for submission is now September 25, 2007. CMS has also revised the following key targeted dates for implementation of the first phase of the program: October 31, 2007 – the accreditation deadline associated with competitive bidding; and July 1, 2008 – new payment levels go into effect for the selected product categories in the 10 selected CBAs.

        The Final Rule, among other things, generally requires Medicare beneficiaries who live in a CBA to receive equipment and services that are included within the competitive bidding program exclusively from suppliers who are awarded contracts by CMS, with a few exceptions. The reimbursement rate for the items and services will be the single payment rate that is determined through the bid process. Apria’s Medicare-reimbursed revenue for the selected products in the applicable markets during the initial year of competitive bidding represents less than 2% of the company’s total net revenue. If Apria becomes a winning contract supplier in each of the nine initial CBAs serviced by Apria and the subject revenue were impacted by a 10% to 15% payment reduction as estimated by CMS, it would represent less than 0.3% of Apria’s total net revenue during the initial year of competitive bidding. However, Apria cannot predict or guarantee that the reimbursement rates in the CBAs will be reduced as CMS has estimated, and will not be even lower than the CMS projection. In the second and subsequent years of competitive bidding, the adverse financial impact will increase substantially in amounts that cannot currently be determined. If Apria is selected as a winning contract supplier, it believes that its geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share, but at lower reimbursement rates. However, there is no guarantee that Apria will be selected as a winning contract supplier and be awarded a competitive bidding contract by CMS in any of the initial CBAs. If Apria is not selected as a contract supplier for a particular CBA, it will generally not be allowed to supply Medicare beneficiaries with products subject to competitive bidding within that CBA, unless it elects to continue providing service to existing patients under the “grandfathering” provision of the Final Rule. Under this provision a supplier may continue to service its patients prior to the implementation of competitive bidding even if the supplier was not awarded a contract, provided certain conditions are met. Because of Apria’s combination of both managed care and traditional business, Apria believes it can nevertheless maintain a strong overall market position.

        In the second quarter of 2007, various members of Congress introduced legislation that would amend or modify existing laws and regulations, including the Final Rule, pertaining to oxygen therapy, home medical equipment and home infusion therapy. The Home Oxygen Patient Protection Act of 2007, introduced in both the U.S. House of Representatives and the Senate, would repeal the transfer of ownership of oxygen equipment that is mandated by the Deficit Reduction Act. Separately, a House bill entitled Medicare Durable Medical Equipment Access Act of 2007, would not repeal but would make changes to the current plans for competitive bidding. Another House bill entitled The Medicare Home Infusion Therapy Coverage Act of 2007 would close a gap in Medicare drug coverage for patients who require home infusion therapy by establishing appropriate coverage, quality and payment guidelines designed to cover providers’ non-drug service costs. Apria cannot predict whether all or some of these bills will move any further.

        Early in the third quarter of 2007, the Senate and House of Representatives debated and passed differing versions of the Children’s Health and Medicare Protection Act, or CHAMP. The bills are intended to re-authorize and expand the State Children’s Health Insurance Program. In addition, the House bill contains numerous Medicare provisions that would increase payment rates to physicians and certain other providers, while decreasing payments to others. The House bill contains a provision that would reduce the maximum capped rental period for oxygen from the 36-month level mandated by the DRA to 18 months. After an August recess, Congress will resume debate on the bill; House and Senate leaders will reconcile the two disparate bills through the conference process, after which time the President will either authorize or veto the legislation. Apria cannot predict whether all or some of these bills will result in changes to existing legislation and is unable to estimate the financial impact of such changes until such proposed legislation becomes law.

        CMS announced in the second quarter that after reviewing extensive public comments filed earlier in the year, it reached a decision to not issue a National Coverage Determination for inhalation drug therapies covered by Medicare. Rather, CMS will defer the decision to the local contractors; a timeframe has not been established. In addition, CMS announced that effective July 1, 2007, Medicare would no longer reimburse providers for compounded inhalation drugs. Because compounding levels at Apria are minimal, this change has no significant effect on Apria.

        On July 2, 2007, the Secretary of the U.S. Department of Health and Human Services announced a two-year effort designed to further protect Medicare beneficiaries from fraudulent suppliers of DMEPOS. The initiative is focused on preventing deceptive companies from operating in South Florida and Southern California. Based on the results of the project, it could be expanded nationwide. Subsequently, on July 27, CMS issued a proposed rule requiring all DMEPOS suppliers to provide CMS with a surety bond of at least $65,000 for each NPI the supplier holds. The rule would ensure that Medicare can recover any erroneous payment amounts or civil money penalties up to $65,000 that result from fraudulent or abusive supplier billing practices. Apria fully supports the elimination of fraudulent suppliers and is working with CMS to support these initiatives.

        For detailed disclosure on other legislative and regulatory activities that affect or may affect Medicare and Medicaid reimbursement policies for products and services provided by Apria, please refer to the “Business – Government Regulation” section in Apria’s Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

        Net Revenues and Gross Margin. Net revenues increased 4.8% to $394.0 million in the second quarter of 2007, when compared to $376.1 million in the same quarter of 2006. On a year-to-date basis, net revenues increased 5.3% to $783.3 million in 2007 from prior year net revenues of $744.1 million. The growth in both time periods is primarily attributable to sales volume increases, as pricing increases have been negligible. In the second quarter and six-month periods of 2007, net revenue was reduced by approximately $1.8 million and $2.5 million, respectively, due to a change in Medicare reimbursement methodology for certain durable medical equipment items. Such equipment previously had a maximum rental period of 15 months with a patient purchase option, but currently rental payments cease at the 13th month with transfer of ownership to the patient. The change was mandated by the Deficit Reduction Act of 2005 and became effective for patients commencing service on or after January 1, 2006 for this particular set of items. This change first impacted Apria’s revenues in February 2007 for most of its equipment categories and with the impact for an additional category commencing in May 2007.

        Gross margins were stable at 65.9% in the second quarter of 2007 compared to 65.7% in the same period last year with the year-to-date gross margin at 65.6% in both years.

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

        The following table sets forth a summary of net revenues by service line:

	Three Months Ended June 30,				Six Months Ended June 30,

	2007		2006		2007		2006

(dollars in thousands)	$	%	$	%	$	%	$	%

Respiratory therapy	$269,440	68.4%	$256,289	68.2%	$537,712	68.6%	$509,437	68.4%
Infusion therapy	72,297	18.3%	68,231	18.1%	141,265	18.1%	133,003	17.9%
Home medical equipment/other	52,307	13.3%	51,559	13.7%	104,357	13.3%	101,695	13.7%

Total net revenues	$394,044	100.0%	$376,079	100.0%	$783,334	100.0%	$744,135	100.0%

        Respiratory Therapy. Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the respiratory therapy service line increased by 5.1% in the second quarter of 2007 when compared to the corresponding period in 2006. For the six-month period ended June 30, 2007, respiratory therapy revenues grew by 5.6% as compared to the prior year six-month period. Of the aforementioned 2007 Medicare revenue reductions, the amounts that impacted the respiratory therapy line totaled $1.2 million for the second quarter and $1.6 million year-to-date.

        Infusion Therapy. The infusion therapy service line involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased by 6.0% and 6.2% in the three- and six-month periods ended June 30, 2007, when compared to the same periods last year. The growth was generated primarily by the enteral nutrition offering, which represents just under half of the infusion therapy line.

        Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues increased by 1.5% for the second quarter and 2.6% year-to-date when comparing the 2007 periods to the corresponding periods in 2006. Medicare reductions impacted the home medical equipment/other line in the amounts of $593,000 and $868,000 for the quarter and year-to-date periods, respectively.

        Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable which are not expected to be collected are estimated and provided for by applying specific percentages to each receivables aging category, which is determined by the number of days the receivable is outstanding. The provision for doubtful accounts, expressed as a percentage of net revenues, was 2.8% and 2.6% for the second quarter of 2007 and 2006, respectively. The year-to-date percentage was 2.7% for both years. The recent improvement in the provision for doubtful accounts has slowed somewhat due to Medicare and a certain payor claims processing carrier conversions and the resulting increase in the related accounts receivable aging.

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

        Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 53.1% in the second quarter of 2007, compared to 52.7% in the second quarter of 2006. For the six-month periods, the expense to net revenue percentages were 53.1% in 2007, compared to 53.2% in 2006. The Medicare revenue reductions noted above resulted in lower revenues, however, there was no corresponding reduction in the company’s actual cost of providing the related products and services. The effect of these revenue reductions on the expense percentage is 0.2% on both the quarter and year-to-date comparisons. Mitigating this effect and the effect of annual salary rate increases was expense leveraging achieved through the successful implementation of a number of cost saving initiatives. Such initiatives include those in the revenue management area whereby productivity and efficiencies have been enhanced by consolidating and centralizing certain functions. Billing and collection activities for several of the company’s larger payors have been centralized as have certain other related functions. Also, in the logistics area, automating the routing of deliveries resulted in decreased miles per delivery stop and increased stops per driver. The company has been successful in converting these productivity improvements to cost savings.

        Share-based compensation is reflected within the selling, distribution and administrative expense line item. For the three-month periods ended June 30, 2007 and 2006, share-based compensation expense was $3.2 million and $812,000, respectively. For the six-month periods, share-based compensation expense was $4.7 million in 2007 and $1.9 million in 2006.

        Amortization of Intangible Assets. For the quarters ended June 30, 2007 and 2006, amortization expense was $706,000 and $1.7 million, respectively. For the year-to-date periods in 2007 and 2006, amortization expense was $1.7 million and $2.9 million, respectively. The decreases reflect the absence of acquisitions in 2007. See “Liquidity and Capital Resources – Business Combinations.”

        Interest Expense and Income. Interest expense was $5.7 million for the second quarter of 2007 as compared to $8.6 million for the comparable period in 2006. For the six-month periods, interest expense was $12.0 million in 2007 and $16.8 million in 2006. For the first quarter of 2007 and 2006, interest income was $722,000 and $542,000, respectively. Year-to-date, interest income was $1.2 million in 2007 and $1.5 million in 2006. The decreases in interest expense in 2007 are primarily attributable to the decrease in long-term debt as a result of the continued pay down of the revolving credit line. See “Liquidity and Capital Resources – Long-term Debt.”

        Income Tax Expense. The effective income tax rate for the three months ended June 30, 2007 was 37.6% compared with 37.1% for the three months ended June 30, 2006. The effective income tax rate for the three months ended June 30, 2007 reflected a favorable net adjustment of $630,000 which primarily related to the settlement of a Federal tax issue for the company’s 2005 tax year. Similarly, the effective income tax rate for the three months ended June 30, 2006 reflected a favorable net adjustment of $953,000 which primarily related to a reduction in the company’s tax contingency accrual resulting from a change in estimate in measuring its state tax uncertainties.

        The effective income tax rate for the six months ended June 30, 2007 was 38.3% compared with 36.0% for the six months ended June 30, 2006. The effective income tax rate for the six months ended June 30, 2006 was significantly lower than the company’s normalized effective tax rate due to favorable net adjustments totaling approximately $2.0 million. These 2006 favorable net adjustments primarily related to decreases in the company’s tax contingency accrual due to the completion of its 2002 Federal tax audit and a change in estimate in measuring the company’s state tax uncertainties.

        The company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which the company operates. Significant management estimates and judgments are required in determining the company’s effective tax rate. The company is routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, the company believes that the recorded tax liabilities appropriately reflect its potential obligations under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

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

        Further, Apria has initiated a project to implement a new enterprise-wide information system. The overall objective of the project is to deliver the necessary technology and automation across the organization to enable improvements in service, productivity and access to information. Development of certain modules commenced in 2006. The overall project plan is being designed and developed and is expected to be implemented over several years.

        Cash Flow. Cash provided by operating activities was $131.6 million in the first six months of 2007 compared to $128.9 million in the corresponding period in 2006. This increase was achieved despite the more rapid accounts receivable growth in 2007 when compared to the same period in 2006, which was largely attributable to a temporary slowdown in Medicare payments. (“See Results of Operations – Provision for Doubtful Accounts”). Among the items mitigating this impact was a reduction in resale inventory purchases in the 2007 period and an increase in the number of days accrued for payroll at June 30, 2007, when compared to the same date in 2006. Favorable timing for other general expense disbursements contributed to the increase in operating cash flow.

        Cash used in investing activities decreased to $55.8 million for the first six months of 2007 compared to $70.7 million during the same period last year. The decrease in 2007 was due to an absence of acquisitions and to a reduction in capital expenditures resulting from the company’s success at implementing and monitoring initiatives designed to improve patient service equipment utilization.

        Cash used in financing activities was $62.0 million during the first six months of 2007 compared to $49.7 million for the first six months of 2006. As a result of the strong operating cash flow and $16.6 million in cash proceeds received upon the issuance of common stock in connection with the exercise of stock options and other share-based awards, the company reduced the amount owed on its revolving line of credit by $80 million during the first half of 2007.

        Contractual Cash Obligations. The following table summarizes the long-term cash payment obligations to which the company is contractually bound. The years presented below represent 12-month rolling periods ending June 30.

(dollars in millions)	2008	2009	2010	2011	2012	There- after	Totals

Revolving loan (1)	$-	$-	$-	$-	$155	$-	$155
Convertible senior notes (3 3/8%) (2)	-	-	-	-	-	250	250
Interest on convertible senior notes (3)	8	8	8	8	8	182	222
Operating leases	52	47	37	27	18	23	204
Software licenses and related maintenance	1	-	-	-	-	-	1

Total contractual cash obligations	$61	$55	$45	$35	$181	$455	$832

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
(4) The contractual obligations table excludes the company’s liability for unrecognized tax benefits under FIN No. 48 because the company cannot make a reliable estimate of the timing of cash payments.

        Accounts Receivable. Accounts receivable before allowance for doubtful accounts decreased to $235.4 million at June 30, 2007 from $238.4 million at December 31, 2006. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 48 days at June 30, 2007 compared to 49 days at December 31, 2006.

        Accounts aged in excess of 180 days expressed as percentages of total receivables for certain payor categories are as follows:

	June 30,	December 31,
	2007	2006

Medicare	18.4%	19.2%
Medicaid	29.8%	28.6%
Self pay	28.9%	36.5%
Managed care/other	18.2%	19.1%
Total	19.2%	19.8%

        Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $27.3 million and $30.0 million at June 30, 2007 and December 31, 2006, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in Apria’s analysis of historical performance and collectibility.

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

        The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of Apria’s patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 86% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Depending on the product type, the company performs physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories. Inventory and patient service equipment losses for the six months ended June 30, 2007 and 2006 were $821,000 and $2.2 million, respectively.

        Long-term Debt. At June 30, 2007, borrowings under the revolving credit facility were $155.0 million; outstanding letters of credit totaled $11.0 million; credit available under the revolving facility was $334.0 million; and Apria was in compliance with all covenants required by the credit agreement. The effective interest rate at June 30, 2007, after consideration of the effect of the swap agreement described below, was 6.20%. See “Hedging Activities” below.

        Convertible Senior Notes. At June 30, 2007, the fair value of the $250 million in convertible senior notes was $262 million, as determined by reference to quoted market prices.

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

        At June 30, 2007, Apria had one interest rate swap agreement in effect which will expire in January 2009 and has a notional amount of $25 million with a fixed rate of 4.44%. Apria also had an interest swap agreement which expired in December 2006 that had a notional amount of $25 million with a fixed rate of 3.42%.

        The swap agreements are being accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. Apria received a net settlement amount of $117,000 for the six-month period ended June 30, 2007 and $216,000 for the same six-month period in 2006. The aggregate fair value of the swap agreement was an asset of $297,000 and $356,000 at June 30, 2007 and December 31, 2006, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other assets. Unrealized gains and losses on the fair value of the swap agreements are reflected in net income, as the transactions no longer qualify for hedge accounting. Apria’s exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.

        Treasury Stock. In the first six months of 2007, 43,818 shares of employee share-based awards, valued at $1,331,000, were tendered back to the company to satisfy the related purchase and tax obligations.

        Business Combinations. Such transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying condensed consolidated income statements from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Tradenames and customer lists are being amortized over the period of their expected benefit.

        During the six months ended June 30, 2007 Apria did not effect any acquisitions, nor were payments made for amounts deferred from prior periods. For the first six months of 2006, $5.0 million was paid for acquisitions, which includes amounts deferred from prior periods.

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

        At June 30, 2007, Apria’s revolving credit facility borrowings totaled $155.0 million. The bank credit agreement governing the revolver provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or the London Interbank Offered Rate, or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At June 30, 2007 all of Apria’s outstanding revolving debt was tied to LIBOR.

        During the first half of 2007, Apria had one interest rate swap agreement in effect to fix its LIBOR-based variable rate debt. The agreement became effective in January 2006 for a three-year term, and has a notional amount of $25 million that fixes an equivalent amount of the company’s variable rate debt at 4.44%.

        Based on the revolving debt outstanding and the swap agreements in place at June 30, 2007, a 100 basis point change in the applicable interest rates would increase or decrease Apria’s annual cash flow and pretax earnings by approximately $1.3 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-term Debt – Hedging Activities.”

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        Apria is the defendant in a purported California class action lawsuit asserting blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. Venegas vs. Apria Healthcare, Inc., et al., was filed on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC — 06 — 449669). The complaint seeks compensatory and punitive damages in an unspecified amount as well as other relief on behalf of a purported class consisting of certain hourly employees of the company in the State of California. The company has filed an answer to the complaint denying all material allegations and asserting a number of affirmative defenses. To date, the plaintiff has not filed a motion for class certification. The court has set the case for trial beginning November 26, 2007. Based on the company’s preliminary investigation of the allegations, the company believes there are meritorious defenses to the claims and the company intends to vigorously defend the lawsuit. No assurance can be given, however, that the ultimate disposition of this case will not have a material adverse effect on the company’s financial condition or results of operations.

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

ITEM 1A.      RISK FACTORS

        The risk factors presented in Apria’s Annual Report on Form 10K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 1, 2007, are incorporated herein by reference with the exception of the risk factor titled “Medicare/Medicaid Reimbursement Rates” which is amended and restated below.

Medicare/Medicaid Reimbursement Rates—Continued reductions in Medicare and Medicaid reimbursement rates could have a material adverse effect on Apria’s results of operations and financial condition.

        Medicare Reimbursement Reductions. There are ongoing legislative and regulatory efforts to reduce or otherwise adversely affect Medicare and Medicaid reimbursement rates for products and services provided by Apria. For example, the regulations implementing the mandates under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, also referred to as the Medicare Modernization Act, reduced the reimbursement for a number of products and services provided by Apria and established a proposed competitive bidding program for durable medical equipment under Medicare Part B. Further, the Deficit Reduction Act of 2005 once fully implemented by CMS, will result in reduced reimbursement rates for certain durable medical equipment, including home oxygen equipment and services provided by Apria, a reduced period for rental revenue, and potential increased costs associated with replacement of certain patient-owned equipment.

        In addition to these activities, certain other proposed legislative and regulatory activities may affect reimbursement policies and rates for other items and services provided by Apria. These enacted and proposed changes, including actual or pending proposed reductions in Medicare reimbursement rates, could have a material adverse effect on Apria’s net revenues, net income, cash flow and capital resources.

        Medicaid Reimbursement Reductions. For a number of years, some states have adopted alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In a number of states, the changes reduced the level of reimbursement Apria received for these items without a corresponding offset or increase to compensate for the service costs incurred for dispensing or administering the drug or biological. In several of those states, Apria elected to stop accepting new Medicaid patient referrals for the affected drugs and biologicals. Some states continue to consider new or other reductions in Medicaid reimbursement for drugs, biologicals, and other durable medical equipment and affiliated services that Apria furnishes as they work through their respective budget processes.

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

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

                    None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                    None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) (b) (c)	The Annual Meeting of Stockholders of the company on May 4, 2007.

Directors elected or reelected at the Annual Meeting for a term of one year:

Vicente Anido, Jr.
Terry P. Bayer
I.T. Corley
David L. Goldsmith
Lawrence M. Higby
Richard H. Koppes
Philip R. Lochner, Jr.
Norman C. Payson, M.D.
Mahvash Yazdi

Matters Voted Upon at Annual Meeting:

Election of Directors

As of May 4, 2007, the company’s Board of Directors consisted of nine members. The results of the stockholder voting were as follows:

	FOR	WITHHOLD/ ABSTENTIONS	BROKER NON-VOTES
Vicente Anido, Jr. Terry P. Bayer I.T. Corley David L. Goldsmith Lawrence M. Higby Richard H. Koppes Philip R. Lochner, Jr. Norman C. Payson, M.D. Mahvash Yazdi	32,652,330 32,663,644 34,756,768 34,263,903 34,756,960 34,757,768 34,542,744 32,665,144 34,757,358	6,521,045 6,509,731 4,416,607 4,909,472 4,416,415 4,415,607 6,630,631 6,508,231 4,416,017	– – – – – – – –

Ratification of the Company’s Independent Registered Public Accountants

The Board of Directors appointed Deloitte & Touche LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, subject to shareholder approval. The results of the stockholder voting were as follows:

For Against Withhold/Abstentions Broker Non-Votes	38,568,733 599,946 4,696 –

ITEM 5.     OTHER INFORMATION

                    None.

ITEM 6.     EXHIBITS

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

APRIA HEALTHCARE GROUP INC. Registrant
August 9, 2006	/s/ CHRIS A. KARKENNY Chris A. Karkenny Executive Vice President and Chief Financial Officer (Principal Financial Officer)