Form 10-Q
period 2007-09-30
APRIA HEALTHCARE GROUP INC
filed 2007-11-02
CIK 882289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14316

APRIA HEALTHCARE GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0488566 (I.R.S. Employer Identification Number)

26220 Enterprise Court, Lake Forest, CA (Address of Principal Executive Offices)	92630 (Zip Code)

Registrant’s telephone number: (949) 639-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 30, 2007, there were outstanding 43,721,620 shares of the Registrant’s common stock, par value $.001 per share, which is the only class of common stock of the Registrant (not including 17,018,405 shares held in treasury).

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

For the period ended September 30, 2007

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995:  Our business is subject to a number of risks which are partly or entirely beyond the company’s control. The company has described certain of those risks in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 1, 2007. That report, as supplemented by the information set forth in this Quarterly Report on Form 10-Q, including Part II, Item 1A, “Risk Factors”, may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements the company may make from time to time. In some cases, forward-looking statements contain terminology such as “may,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or variations of these terms or other comparable terminology. Key factors that may have an impact on us include the following:

•	trends and developments affecting the collectibility of accounts receivable;

•	government legislative and budget developments that could continue to affect reimbursement levels;

•	potential reductions in reimbursement rates by government and third-party payors;

•	the effectiveness of our operating systems and controls;

•	healthcare reform and the effect of federal and state healthcare regulations;

•	economic and political events, international conflicts and natural disasters;

•	acquisition-related risks; and

•	other factors described in our filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands,
	except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,606	$14,657
Accounts receivable, less allowance for doubtful accounts of $25,458 and $27,324 at September 30, 2007 and December 31, 2006, respectively	205,604	211,097
Inventories, net	38,535	40,681
Deferred income taxes	43,901	36,648
Deferred expenses	22,664	22,712
Prepaid expenses and other current assets	18,587	19,142

TOTAL CURRENT ASSETS	348,897	344,937
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $440,622 and $445,608 at September 30, 2007 and December 31, 2006, respectively	193,831	212,068
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net	68,965	52,975
GOODWILL	538,879	539,187
INTANGIBLE ASSETS, less accumulated amortization of $7,747 and $8,238 at September 30, 2007 and December 31, 2006, respectively	4,223	6,551
DEFERRED DEBT ISSUANCE COSTS, net	3,279	4,612
OTHER ASSETS	8,974	8,166

	1,167,048	$1,168,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$81,028	$66,969
Accrued payroll and related taxes and benefits	41,541	46,532
Accrued insurance	12,394	10,977
Income taxes payable	3,066	10,793
Other accrued liabilities	32,957	33,827
Deferred revenue	33,412	32,280
Current portion of long-term debt	1,122	2,145

TOTAL CURRENT LIABILITIES	205,520	203,523
LONG-TERM DEBT, net of current portion	359,717	485,000
DEFERRED INCOME TAXES	71,769	60,815
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	35,233	8,727

TOTAL LIABILITIES	672,239	758,065
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value: 150,000,000 shares authorized; 60,740,025 and 59,762,307 shares issued at September 30, 2007 and December 31, 2006, respectively; 43,721,620 and 42,789,450 shares outstanding at September 30, 2007 and December 31, 2006, respectively	61	60
Additional paid-in capital	510,967	482,123
Treasury stock, at cost; 17,018,405 and 16,972,857 shares at September 30, 2007 and December 31, 2006, respectively	(430,958)	(429,573)
Retained earnings	414,480	357,470
Accumulated other comprehensive income	259	351

TOTAL STOCKHOLDERS’ EQUITY	494,809	410,431

	$1,167,048	$1,168,496

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(Dollars in thousands, except per share data)

Net revenues:
Fee for service/product arrangements	$354,178	$341,434	$1,054,918	$1,005,802
Capitation arrangements	41,938	40,780	124,533	120,547

TOTAL NET REVENUES	396,116	382,214	1,179,451	1,126,349

Costs and expenses:
Cost of net revenues:
Product and supply costs	89,722	87,371	271,686	255,608
Patient service equipment depreciation	27,468	28,100	82,735	85,548
Respiratory therapy services	10,085	9,650	29,061	28,538
Nursing services	2,378	2,090	6,744	6,497
Other	4,147	3,883	12,854	10,847

TOTAL COST OF NET REVENUES	133,800	131,094	403,080	387,038
Provision for doubtful accounts	12,760	9,168	33,551	29,073
Selling, distribution and administrative	210,985	202,661	626,971	598,706
Amortization of intangible assets	630	1,082	2,328	4,024

TOTAL COSTS AND EXPENSES	358,175	344,005	1,065,930	1,018,841

OPERATING INCOME	37,941	38,209	113,521	107,508
Interest expense	5,053	7,955	17,095	24,772
Interest income	(823)	(93)	(2,038)	(1,607)

INCOME BEFORE TAXES	33,711	30,347	98,464	84,343
Income tax expense	12,442	11,041	37,221	30,456

NET INCOME	$21,269	$19,306	$61,243	$53,887

Basic net income per common share	$0.49	$0.45	$1.41	$1.27

Diluted net income per common share	$0.48	$0.45	$1.39	$1.26

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$61,243	$53,887
Items included in net income not requiring cash:
Provision for doubtful accounts	33,551	29,073
Depreciation and amortization	100,113	105,077
Amortization of deferred debt issuance costs	1,335	1,310
Deferred income taxes	4,277	21,931
Share-based compensation	7,907	4,016
(Gain) loss on disposition of assets and other	(462)	20
Excess tax benefits from share-based compensation	(4,018)	—
Changes in operating assets and liabilities
Accounts receivable	(28,059)	(25,020)
Inventories, net	2,152	1,708
Prepaid expenses and other assets	(53)	3,624
Accounts payable, exclusive of book-cash overdraft	7,997	6,605
Accrued payroll and related taxes and benefits	(6,280)	(13,658)
Income taxes payable	17,148	(325)
Deferred revenue, net of related expenses	1,179	—
Accrued expenses	1,256	1,689

NET CASH PROVIDED BY OPERATING ACTIVITIES	199,286	189,937

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(83,432)	(90,717)
Proceeds from disposition of assets	76	722
Cash received (paid) for acquisitions, including payments of deferred consideration	220	(7,794)

NET CASH USED IN INVESTING ACTIVITIES	(83,136)	(97,789)

FINANCING ACTIVITIES
Proceeds from revolving credit facilities	—	14,800
Payments on revolving credit facilities	(130,000)	(109,800)
Payments on other long-term debt	(2,145)	(5,228)
Change in book-cash overdraft included in accounts payable	34	(3,261)
Capitalized debt issuance costs	—	(1,119)
Excess tax benefits from share-based compensation	4,018	—
Issuances of common stock	16,892	3,213

NET CASH USED IN FINANCING ACTIVITIES	(111,201)	(101,395)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,949	(9,247)
Cash and cash equivalents at beginning of period	14,657	23,304

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,606	$14,057

SUPPLEMENTAL DISCLOSURES — See Note 5 and Note 8 for cash paid for interest and income taxes, respectively.

NON-CASH TRANSACTIONS — See Note 6 for tax benefit from stock option exercises and non-cash common stock and treasury stock transactions.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases when paid. Unpaid purchases were $14,181 and $8,152 at September 30, 2007 and December 31, 2006, respectively, and $6,039 and $10,756 at September 30, 2006 and December 31, 2005, respectively.

See notes to condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition and Concentration of Credit Risk:  Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts expected to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. For the nine-month periods ended September 30, 2007 and 2006, approximately 35% and 37%, respectively, of the company’s revenues were reimbursed under arrangements with Medicare and Medicaid. No other third-party payor group represented more than 9% of the company’s revenues for either period presented. The majority of the company’s revenues are derived from fees charged for patient care under fee-for-service/product arrangements.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

Capitalized Software:  Included in property, equipment and improvements are costs related to internally developed and purchased software. The company capitalizes certain software development costs in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of the internal-use software. Also included are interest costs capitalized in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost.” During the three- and nine-month periods ended September 30, 2007, the company capitalized $227,000 and $472,000, respectively, in interest costs. No interest was capitalized in the corresponding periods in 2006.

Clinical Expenses:  Respiratory therapy and infusion therapy nursing expenses included in selling, distribution and administrative expenses totaled $5,817,000 and $17,745,000 for the three- and nine-month periods ended September 30, 2007, respectively. For the corresponding three- and nine-month periods in 2006, the amounts were $4,979,000 and $14,638,000, respectively.

Distribution Expenses:  Distribution expenses, totaling $43,977,000 and $131,574,000 for the three- and nine-month periods ended September 30, 2007, respectively, are included in selling, distribution and administrative expenses. In 2006, such expenses were $43,924,000 and $131,004,000 for the corresponding three- and nine-month periods, respectively.

Sales and Certain Other Taxes:  In its consolidated financial statements, Apria accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, excludes such taxes from net revenues. Such taxes include, but are not limited to sales, use, privilege and excise taxes.

NOTE 2 —	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). This standard creates a comprehensive model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial statement purposes. FIN No. 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The company adopted FIN No. 48 as of January 1, 2007 and increased its liability for unrecognized tax benefits by recording a cumulative effect adjustment of $4,232,000. This cumulative effect adjustment was recorded as a reduction to the retained earnings balance at January 1, 2007.

FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP No. 48-1”) was issued by the FASB in May 2007. FSP No. 48-1 amended FIN No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN No. 48. The adoption of FSP No. 48-1 did not have a material effect on the company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the statement to determine what, if any, impact the statement will have on the company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the statement to determine what, if any, impact the statement will have on the company’s consolidated financial statements.

NOTE 3 —	BUSINESS COMBINATIONS

Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying condensed consolidated income statements from the dates of acquisition. No acquisitions were effected during the nine months ended September 30, 2007. For the nine months ended September 30, 2006 cash paid for acquisitions was $7,794,000, which included deferred payments of $5,239,000 related to prior periods. At September 30, 2007 and 2006, deferred consideration payable totaled $25,000 and $395,000, respectively, and is included in the condensed consolidated balance sheets in other accrued liabilities.

NOTE 4 —	GOODWILL AND INTANGIBLE ASSETS

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

For the nine months ended September 30, 2007, Apria has a goodwill balance of $538,879,000. It is management’s belief that as of September 30, 2007, no impairment exists.

The intangible assets on the company’s books, all of which are subject to amortization, consist of the following:

	September 30, 2007				December 31, 2006
	Average	Gross			Gross
	Life in	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value	Amount	Amortization	Value
	(Dollars in thousands)

Covenants not to compete	5.0	$11,970	$(7,747)	$4,223	$13,506	$(7,313)	$6,193
Customer lists	—	—	—	—	1,283	(925)	358

	5.0	$11,970	$(7,747)	$4,223	$14,789	$(8,238)	$6,551

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expense is presented below:

Year Ending December 31,	(Dollars in thousands)

2007	$2,916
2008	2,066
2009	1,254
2010	315

$6,551

NOTE 5 —	LONG-TERM DEBT

Revolving Credit Facility:  At September 30, 2007, borrowings under the revolving credit facility were $105,000,000; outstanding letters of credit totaled $10,955,000; credit available under the revolving facility was $384,045,000; and Apria was in compliance with all covenants required by the credit agreement. The effective interest rate at September 30, 2007, after consideration of the effect of the swap agreement described below, was 5.9%.

Convertible Senior Notes:  At September 30, 2007, the fair value of the $250,000,000 in convertible senior notes was $245,000,000, as determined by reference to quoted market prices.

Hedging Activities:  Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. At September 30, 2007, Apria had one interest rate swap agreement in effect which will expire in January 2009 and has a notional amount of $25,000,000 with a fixed rate of 4.44%. Apria also had an interest swap agreement which expired in December 2006 that had a notional amount of $25,000,000 with a fixed rate of 3.42%.

The swap agreements are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. Apria received a net settlement amount of $174,000 for the nine-month period ended September 30, 2007 and $382,000 for the same nine-month period in 2006. The aggregate fair value of the swap agreement was an asset of $61,000 and $356,000 at September 30, 2007 and December 31, 2006, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other assets. Unrealized gains and losses on the fair value of the swap agreements are reflected in net income, as the transactions no longer qualify for hedge accounting. Apria’s exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.

On August 30, 2007, Apria acquired information systems software totaling $5,800,000 under an installment payment agreement, of which $4,700,000 is considered as long-term debt.

Interest paid on debt totaled $16,853,000 and $25,845,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2007, changes to stockholders’ equity were comprised of the following amounts:

Net income	$61,243
Issuances of common stock (including non-cash issuances)	16,988
Excess tax benefits from share-based compensation	4,018
Tax shortfalls on share-based compensation	(69)
Restricted stock retained in treasury upon vesting	(1,385)
Share-based compensation	7,907
Cumulative effect adjustment for FIN No. 48 adoption	(4,232)
Other comprehensive loss, net of taxes	(92)

$84,378

Common stock valued at $97,000 was issued during the nine months ended September 30, 2007 in a non-cash transaction.

Net income and total comprehensive income differ by other comprehensive loss, net of taxes. Such loss represents the amortization of a balance in accumulated other comprehensive income that was previously recorded in connection with certain interest rate swap agreements. For the three months ended September 30, 2007 and 2006, total comprehensive income was $21,258,000 and $19,257,000, respectively. For the nine months ended September 30, 2007 and 2006, total comprehensive income was $61,151,000 and $53,740,000, respectively.

NOTE 7 —	SHARE-BASED COMPENSATION

For the three- and nine-month periods ended September 30, 2007, the company recorded share-based compensation expense of $3,244,000 and $7,907,000, respectively. For 2006, share-based compensation expense was $2,135,000 and $4,016,000, for the corresponding three- and nine-month periods, respectively. All such compensation is reflected in the accompanying condensed consolidated income statement within the selling, distribution and administrative expense line item. The related awards were granted to executive and certain management personnel or members of the company’s Board of Directors and therefore no portion of the share-based compensation has been classified within cost of net revenues. Share-based compensation expense recognized in the periods presented is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures.

For the nine months ended September 30, 2007 and 2006, cash received from the exercise of share-based awards totaled $16,892,000 and $3,213,000, respectively.

The company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the company’s expected annual dividend yield. Apria’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the company’s stock options granted in the three-and nine-month periods ended September 30, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The key

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

input assumptions that were utilized in the valuation of the stock options granted during the nine months ended September 30, 2007 and 2006, are summarized in the table below.

	Nine Months Ended
	September 30,
	2007	2006

Expected option term(1)	4.6 years	4.8 years
Expected volatility(2)	29.9%	27.1%
Risk-free interest rate(3)	4.6%	4.7%
Expected annual dividend yield	0%	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	The expected volatility represents a combination of historical stock price volatility and implied volatility from publicly-traded options on Apria’s common stock.

(3)	The risk-free interest rate is based on the implied yield on a U.S. Treasury zero coupon issue with a remaining term equal to the expected term of the option.

Stock Options:  Apria’s incentive plan provides for the granting of stock options to employees and non-employee directors. In the past, such grants to employees have included both non-qualified and incentive stock options; however, in May 2007 the Compensation Committee of the company’s Board of Directors determined to grant only non-qualified options in the future. The exercise price of an option is established at the fair market value of a share of Apria common stock on the date of grant. Vesting of stock options is time-based and is generally over a three-year period.

The following table summarizes the activity for stock options for the nine months ended September 30, 2007:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in Years)	Value

Outstanding at January 1, 2007	4,056,314	$24.59
Granted	726,830	$31.30
Exercised	(832,027)	$20.30
Forfeited	(154,068)	$29.09

Outstanding at September 30, 2007	3,797,049	$26.65	6.55	$7,055,243

Vested or expected to vest as of September 30, 2007	3,565,476	$26.62	6.39	$6,726,332

Exercisable at September 30, 2007	2,551,278	$26.30	5.30	$5,422,296

The weighted-average fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was $10.38 and $7.22, respectively. There were 721,000 stock options granted in the nine-month period ended September 30, 2006. The total intrinsic value of options exercised was $9,468,000 and $245,000 for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, total unrecognized stock-based compensation cost related to unvested stock options was $7,896,000, which is expected to be expensed over a weighted-average period of 2.11 years.

Restricted Stock Purchase Rights:  In 2003 and 2004, Apria granted restricted stock purchase rights to certain members of executive management. The awards represented the right to purchase a certain number of

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of Apria common stock at a future date at a specified exercise price. The exercise price was established at 25% of the fair market value of a share of Apria common stock on the date of grant. Such awards generally require that certain performance conditions and/or service conditions be met before the awards will vest.

The following table summarizes the activity for restricted stock purchase rights for the nine months ended September 30, 2007:

	Restricted		Weighted-Average
	Stock		Remaining	Aggregate
	Purchase	Weighted-Average	Contractual Term	Intrinsic
	Rights	Exercise Price	(in Years)	Value

Outstanding at January 1, 2007	300,000	$6.79
Granted	—	—
Exercised	(23,000)	$6.46
Forfeited	—	—

Outstanding at September 30, 2007	277,000	$6.82	6.03	$5,316,170

Vested or expected to vest as of September 30, 2007	221,370	$6.80	6.02	$4,253,196

Exercisable at September 30, 2007	8,000	$6.46	5.87	$156,400

The total intrinsic value of restricted stock purchase rights exercised was $534,000 and $625,000 for the nine months ended September 30, 2007 and 2006, respectively. No such awards were granted during these two periods.

As of September 30, 2007, total unrecognized stock-based compensation cost related to unvested restricted stock purchase rights was $2,271,000, which is expected to be expensed over a weighted-average period of 2.57 years.

Restricted Stock Awards and Units:  Apria’s incentive plan provides for the granting of restricted stock and restricted stock units to its non-employee directors and employees (limited to executive management). Such awards generally require that certain performance conditions and service conditions be met before the awards will vest.

The following table summarizes the activity for restricted stock awards and units for the nine months ended September 30, 2007:

	Shares	Weighted-Average
	or	Grant-Date
	Share Units	Fair Value

Nonvested restricted stock awards and units at January 1, 2007	486,922	$27.16
Granted	392,710	$30.12
Vested and released	(113,691)	$25.04
Forfeited	(60,570)	$27.13

Nonvested restricted stock awards and units at September 30, 2007	705,371	$29.15

The weighted-average fair value of restricted stock awards and units granted during the nine months ended September 30, 2007 and 2006 was $30.12 and $22.45, respectively. There were 292,000 awards granted in the nine-month period ended September 30, 2006. Restricted stock awards or units released during the nine months ended September 30, 2007 and 2006 were 113,691 and 38,462 shares, respectively, and the total intrinsic value was $3,493,000 and $768,000, respectively.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, total unrecognized stock-based compensation cost related to unvested restricted stock awards and units was $13,591,000, which is expected to be expensed over a weighted-average period of 1.78 years.

NOTE 8 —	INCOME TAXES

Income Tax Expense.  The effective income tax rate for the three months ended September 30, 2007 was 36.9% compared with 36.4% for the three months ended September 30, 2006. The effective income tax rate for the three months ended September 30, 2007 reflected a favorable net adjustment of $842,000 which primarily related to the release of FIN No. 48 accruals due to the expiration of statutes of limitations for various tax jurisdictions, settlement of state tax audits, and changes in estimates for certain state tax uncertainty accruals. Similarly, the effective income tax rate for the three months ended September 30, 2006 reflected a favorable net adjustment of $636,000 which primarily related to a decrease in the company’s tax contingency accrual due to a change in estimate of the company’s federal tax exposures.

The effective income tax rate for the nine months ended September 30, 2007 was 37.8% compared with 36.1% for the nine months ended September 30, 2006. The effective income tax rate for the nine months ended September 30, 2006 was significantly lower than the company’s normalized effective tax rate due to favorable net adjustments totaling $2,700,000. These 2006 favorable net adjustments primarily related to decreases in the company’s tax contingency accrual due to the completion of its 2002 Federal tax audit and a change in estimate in measuring the company’s tax uncertainties.

In conjunction with its adoption of FIN No. 48 as of January 1, 2007, the company increased its liability for unrecognized tax benefits by recording a cumulative effect adjustment of $4,232,000. This cumulative effect adjustment was recorded as a reduction to the retained earnings balance at January 1, 2007.

A reconciliation of the beginning and ending balances of the company’s gross liability for unrecognized tax benefits at September 30, 2007 is as follows:

Balance at January 1, 2007 (included in Income Taxes Payable and Other Non-Current Liabilities)	$17,687
Balance at January 1, 2007 (included in Deferred Income Taxes)	10,029
Total gross unrecognized tax benefits at January 1, 2007	27,716
Additions for tax positions related to the current year	2,577
Additions for tax positions related to prior years	3,323
Reductions for tax positions related to prior years	(677)
Settlements	(1,231)
Reductions due to lapse in statute of limitations	(551)

Total gross unrecognized tax benefits at September 30, 2007	$31,157

The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the effective tax rate in a future period is $16,948,000 as of January 1, 2007 and $16,488,000 as of September 30, 2007. The $16,948,000 and $16,488,000 unrecognized tax benefits amounts are both net of federal and/or state tax benefits.

As of September 30, 2007, the company believes it is reasonably possible that unrecognized tax benefits could be increased or decreased by the following estimated amounts within the succeeding 12 months:

•	Gross increase of $2,691,000 (net $2,573,000) related to the timing uncertainty for when certain deductions should be recognized for tax return purposes. This uncertainty is subject to review by taxing agencies.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Gross increase of $1,454,000 (net $888,000) for interest and penalties primarily related to other tax uncertainties taken in prior years. The increase is an annual expense which will be accrued until related tax uncertainties are extinguished through such means as audit settlements, payment, or the expiration of statutes of limitations.

•	Gross decrease of $3,809,000 (net $2,449,000) related to state tax uncertainties. Ultimate realization of this decrease is dependent upon the occurrence of certain events (including the expiration of the statutes of limitations).

The company recognizes interest expense and penalties related to unrecognized tax benefits as part of its provision for income taxes. The company has provided $3,844,000 and $5,120,000 in accrued interest and penalties (before federal and/or state tax benefits) within its liability for unrecognized tax benefits as of January 1, 2007 and September 30, 2007, respectively. The company is currently under examination by the Internal Revenue Service for its calendar 2005 tax year and by certain state tax agencies for its calendar tax years 2001 through 2004.

Net income taxes paid for the six-month periods ended September 30, 2007 and 2006, were $15,617,000 and $11,214,000, respectively.

NOTE 9 —	PER SHARE AMOUNTS

The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Numerator:
Net income	$21,269	$19,306	$61,243	$53,887
Numerator for basic and diluted per share amounts — net income available to common stockholders	$21,269	$19,306	$61,243	$53,887
Denominator:
Denominator for basic per share amounts — weighted average shares	43,715	42,436	43,492	42,407
Effect of dilutive securities:
Employee stock options and awards — dilutive potential common shares	448	351	636	436

Denominator for diluted per share amounts — adjusted weighted average shares	44,163	42,787	44,128	42,843

Basic net income per common share	$0.49	$0.45	$1.41	$1.27

Diluted net income per common share	$0.48	$0.45	$1.39	$1.26

Employee stock options excluded from the computation of diluted per share amounts:
Shares for which exercise price exceeds average market price of common stock	1,557	3,649	1,513	3,574
Average exercise price per share that exceeds average market price of common stock	$31.76	$26.18	$31.86	$26.32

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	COMMITMENTS AND CONTINGENCIES

Litigation:  Apria is the defendant in a purported California class action lawsuit asserting blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. The original claim was filed by Jesus Venegas on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC — 06 — 449669). The complaint seeks compensatory and punitive damages in an unspecified amount as well as other relief on behalf of a purported class consisting of certain hourly employees of the company in the State of California. The company has filed an answer to the complaint denying all material allegations and asserting a number of affirmative defenses. Based on the company’s preliminary investigation of the allegations, the company believes there are meritorious defenses to the claims and intends to vigorously defend the lawsuit. On October 24, 2007, the Court granted summary adjudication in favor of the company on four of the nine causes of action stated in the plaintiff’s complaint (for unjust enrichment, false imprisonment, fraud and declaratory relief). On the same date, the Court issued orders vacating the November 26, 2007 trial date previously set by the Court, granted the plaintiff’s motion to reinstate the class action allegations of the complaint which the Court had stricken from the complaint on August 15, 2007, and set a case management conference for December 4, 2007. A new trial date has not been set, and no ruling has been made on whether this case may be certified as a class action. Until a final decision is made with respect to the plaintiff’s class action allegations, no assurance can be given that the ultimate disposition of this case will not have a material adverse effect on the company’s financial condition or results of operations.

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

Supplier Concentration:  Apria currently purchases approximately 68.5% of its patient service equipment and supplies from five vendors under short and long term contractual arrangements. However, no single supplier provides more than 25% of the company’s equipment and supplies. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect operating results.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	PENDING ACQUISITION OF CORAM, INC.

On October 13, 2007, Apria entered into a definitive merger agreement under which Apria will acquire Coram, Inc. (“Coram”). Coram, headquartered in Denver, Colorado, is a privately-held, national provider of home infusion and specialty pharmaceutical services to approximately 65,000 patients through a network of more than 70 home infusion branches across the country and 50 company-owned and operated ambulatory infusion suites. Coram has approximately 2,100 employees nationwide. Under the terms of the merger agreement, Apria will acquire Coram for a cash price of $350 million. Apria expects that it will use the net proceeds from an anticipated offering of $265 million of senior subordinated notes in November 2007 to fund a portion of the cash purchase price. However, the closing of the acquisition is not conditioned upon the completion of the debt financing as Apria has sufficient cash and availability under its revolving credit facility to fund the full acquisition cost. The transaction is conditioned upon obtaining specified governmental and regulatory approvals and other standard closing conditions. Apria anticipates closing the acquisition in late November or early December after satisfaction of the closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” of this quarterly report. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to Apria Healthcare Group Inc. and its consolidated subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in this report.

We operate in the home healthcare segment of the healthcare industry and provide services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, we provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. We provide these services to patients through approximately 500 locations throughout the United States.

Strategy.  Our strategy is to position the company in the marketplace as the low cost, quality provider of a broad range of home healthcare services to managed care and Medicare customers. The specific elements of our strategy are to:

•	achieve strong sales growth;

•	leverage our nationwide infrastructure to reduce costs and expand profits;

•	deliver superior customer service; and

•	attract, develop and advance leaders within the company.

Recent Events.  On October 13, 2007, we entered into a definitive merger agreement under which we will acquire Coram, Inc. (“Coram”). Coram, headquartered in Denver, Colorado, is a privately-held, national provider of home infusion and specialty pharmaceutical services to approximately 65,000 patients through a network of more than 70 home infusion branches across the country and 50 company-owned and operated ambulatory infusion suites. Coram has approximately 2,100 employees nationwide. Under the terms of the merger agreement, we will acquire Coram for a cash price of $350 million. We expect that we will use the net proceeds from an anticipated offering of $265 million of senior subordinated notes in November 2007 to fund a portion of the cash purchase price. However, the closing of the acquisition is not conditioned upon the completion of the debt financing as we have sufficient cash and availability under our revolving credit facility to fund the full acquisition cost. The transaction is conditioned upon obtaining specified governmental and regulatory approvals and other standard closing conditions. We anticipate closing the acquisition in late November or early December after satisfaction of the closing conditions.

Critical Accounting Policies.  We consider the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to our consolidated financial statements. These policies require our most complex and subjective judgments. Additionally, the accounting policies related to goodwill, long-lived assets and income taxes require significant judgment. These policies are presented in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2006.

Government Reimbursement Update.  On April 10, 2007, the Centers for Medicare and Medicaid Services, or CMS, published the Competitive Acquisition for Certain Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (DMEPOS) and Other Issues Final Rule, or the Final Rule. The Final Rule

implemented the Medicare Part B competitive bidding program for certain DMEPOS items, as required by the Medicare Prescription Drug, Improvement & Modernization Act of 2003, or MMA. By statute, CMS is required to implement the DMEPOS competitive bidding program over time, with the first phase establishing competitive bidding in 10 of the largest metropolitan statistical areas, or MSAs, for 2008, with 70 additional markets to be added in 2009 and nationwide implementation in 2010.

Competitive bidding imposes a new and significant risk to suppliers of DMEPOS. If a DMEPOS supplier operating in a Competitive Bidding Area, or CBA, is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DMEPOS items supplied in that CBA for the time period covered by the competitive bidding program (unless a supplier is covered by the “grandfathering” provision for existing oxygen or capped rental patients discussed below). The government has stated that contracts with winning bidders will be three years in length, except for diabetic supplies, which will be 21 months in length. A new competitive bidding period will begin after the initial contracts end. Because the applicable statute mandates savings and CMS’ bidding rules require that bids must be less than current Medicare allowable rates, a DMEPOS supplier awarded one of the winning bids for the CBA will receive lower Medicare payment rates than those in existence prior to competitive bidding. In addition, there is a risk that the new competitive bidding prices will become a new benchmark for reimbursement from private payors. As competitive bidding is phased in across the country, we and most DMEPOS suppliers, will likely experience a substantial reduction in reimbursement.

The Final Rule listed both the 10 MSAs and product categories that CMS selected for the initial phase of the program. Apria services all nine of the domestic markets included in the list of initial 10 CBAs (Puerto Rico markets excluded). Nine of the 10 product categories selected for the first phase are common to all nine domestic markets. The tenth product category is specific to the Miami and Puerto Rico markets only. In the first phase, CMS accepted bids from suppliers for the following product categories: Oxygen Supplies and Equipment; Standard Power Wheelchairs, Scooters and Related Accessories; Complex Rehabilitative Power Wheelchairs and Related Accessories; Mail-Order Diabetic Supplies; Enteral Nutrients, Equipment and Supplies; Continuous Positive Airway Pressure Devices, Respiratory Assist Devices and Related Supplies and Accessories; Hospital Beds and Related Accessories; Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories; Walkers and Related Accessories; and (Miami and Puerto Rico only) Support Surfaces (group 2 mattresses and overlays).

The deadline for suppliers to submit bids for participation in the program was originally 60 days after issuance of the Request for Bids, or RFBs. However, after issuing the RFBs in mid-May 2007, CMS and its Competitive Bidding Implementation Contractor, or CBIC, extended the deadline for bid submission twice in response to concerns raised by individual suppliers, industry associations and Congress about difficulties experienced with the bid process and Internet-based application process. The revised deadline for submission was September 25, 2007, and we submitted a timely bid. Suppliers also must be accredited entities to take part in the program. The accreditation deadline is October 31, 2007; we already are an accredited entity. CMS anticipates the new payment levels will go into effect for the selected DMEPOS product categories in the 10 CBAs beginning July 1, 2008. Consequently, the contract period for mail order diabetic supplies will be from July 1, 2008 to March 31, 2010 and the contract period for all other first round product categories will be from July 1, 2008 to June 30, 2011.

The Final Rule, among other things, generally requires Medicare beneficiaries who live in a CBA to receive equipment and services that are included within the competitive bidding program exclusively from suppliers who are awarded contracts by CMS, with a few exceptions. The reimbursement rate for the items and services will be the single payment rate that is determined through the bid process. Our Medicare-reimbursed revenue for the selected products in the applicable markets during the initial year of competitive bidding represents less than 2% of the company’s total net revenue. If we become a winning contract supplier in each of the nine initial CBAs we service and the subject revenue is impacted by a 10% to 15% payment reduction as estimated by CMS, it would represent less than 0.3% of our total net revenue during the initial year of competitive bidding. However, we cannot predict or guarantee that the reimbursement rates in the CBAs will be reduced as CMS has estimated, or will not be even lower than the CMS projections.

In the second and subsequent years of competitive bidding, the adverse financial impact will increase substantially in amounts that cannot currently be determined. If we are selected as a winning contract supplier, we believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share, but at lower reimbursement rates. However, there is no guarantee that we will be selected as a winning contract supplier and be awarded a competitive bidding contract by CMS in any of the initial CBAs. If we are not selected as a contract supplier for a particular CBA, we will generally not be allowed to supply Medicare beneficiaries with products subject to competitive bidding within that CBA, unless we elect to continue providing service to existing patients under the “grandfathering” provision of the Final Rule. Under this provision, a supplier may continue to supply certain existing patients that were serviced prior to the implementation of competitive bidding even if the supplier was not awarded a contract, provided certain conditions are met. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a strong overall market position even if not selected as a contract supplier for a particular CBA.

During the first session of the 110th Congress, various members of Congress introduced legislation that would amend or modify existing laws and regulations, pertaining to oxygen therapy, home medical equipment, home infusion therapy, and the Final Rule. The Home Oxygen Patient Protection Act of 2007, introduced in both the U.S. House of Representatives and the Senate, would repeal the transfer of ownership of oxygen equipment that is mandated by the Deficit Reduction Act. Separately, the Medicare Durable Medical Equipment Access Act of 2007, introduced in both the House and Senate, would not repeal but would make changes to the DMEPOS competitive bidding program. Another bill introduced in both the House and Senate, the Medicare Home Infusion Therapy Coverage Act of 2007, would close a gap in Medicare drug coverage for patients who require home infusion therapy by establishing appropriate coverage, quality and payment guidelines designed to cover providers’ non-drug service costs. While, to date, none of these bills have made significant progress, we cannot predict whether all or some of these bills will move any further.

The Senate and House of Representatives debated and passed the Children’s Health Insurance Program Reauthorization Act of 2007, intending to re-authorize and expand the State Children’s Health Insurance Program. Previous versions of the bill contained provisions to increase Medicare payment rates to physicians and certain providers, while reducing Medicare payments to other providers. Additionally, a House version of the bill sought to reduce the maximum capped rental period for oxygen from the 36-month level mandated by the DRA to 18 months. As passed by both the House and Senate, the Children’s Health Insurance Program Reauthorization Act of 2007 did not contain these proposed provisions. On October 3, 2007, President George W. Bush vetoed the bill and subsequent Congressional efforts to override the veto failed. The previously dropped reimbursement provisions, or similar provisions addressing these issues, are likely to be reintroduced in other pieces of legislation. However, at this time, we cannot predict potential changes to existing, pending and upcoming legislation and are unable to estimate the financial impact of such changes until any proposed legislation becomes law.

CMS announced in the second quarter of 2007 that it would begin reimbursing providers of inhalation drugs a blended average sales price for the drugs albuterol and Xopenex® beginning in the third quarter of 2007. Apria will be materially and adversely impacted by this decision, but we are unable to quantify its impact at this time due to the fluctuation of average sales price reimbursement. We have undertaken some successful strategies to mitigate any potential losses from this policy change.

CMS announced in the second quarter of 2007 that, after reviewing extensive public comments filed earlier in the year, it reached a decision to not issue a National Coverage Determination for inhalation drug therapies covered by Medicare. Rather, CMS will defer the decision about the medical necessity of individual respiratory drugs to the local contractors. In addition, CMS announced that effective July 1, 2007, Medicare would no longer reimburse providers for compounded inhalation drugs. Because our compounding levels are minimal, this change has no significant effect on us.

On July 2, 2007, the Secretary of the U.S. Department of Health and Human Services announced a two-year effort designed to further protect Medicare beneficiaries from fraudulent suppliers of DMEPOS. The initiative is focused on preventing deceptive companies from operating in South Florida and Southern

California. Based on the results of the project, it could be expanded nationwide. Subsequently, on July 27, CMS issued a proposed rule requiring all DMEPOS suppliers to provide CMS with a surety bond of at least $65,000 for each National Provider Identifier (NPI) the supplier holds. The rule would ensure that Medicare can recover any erroneous payment amounts or civil money penalties up to $65,000 that result from fraudulent or abusive supplier billing practices. Comments on the proposed rule were due October 1, 2007. In addition, in August 2007, CMS announced that it would require infusion therapy providers in certain South Florida counties to resubmit applications to be enrolled as qualified Medicare suppliers. We fully support the elimination of fraudulent suppliers and are working with CMS to support these initiatives.

In the third quarter of 2007, CMS indicated that it would not issue a National Coverage Determination for certain inhalation drugs and would allow the Program Safeguard Contractors to make individual medical necessity decisions on whether a drug was reasonable and necessary to be administered to the patient. At this time, we do not anticipate that the coverage of Xopenex®1 and other branded drugs will be materially impacted by this announcement. However, given the regulatory uncertainties associated with decisions made by the local contractors, future decisions with respect to the coverage of branded inhalation drugs may have a materially adverse impact on Apria.

On September 5, 2007, CMS published the “Phase III” rule regarding the physician self-referral prohibition under the Stark Law. This third and final rule issued by CMS implementing the Stark Law will become effective on December 4, 2007. This Final Rule is in addition to the proposed fee schedule rule issued by CMS in July 2007, which contained several provisions related to the Stark Law. The first set of CMS regulations implementing the Stark Law are referred to as Phase I. CMS published Phase I on January 4, 2001. These regulations covered the general prohibition against physician self-referral and the exceptions applicable to both ownership and compensation arrangements, as well as certain statutory and regulatory definitions, and a number of new regulatory exceptions. CMS published the second set of regulations, Phase II, on March 26, 2004. They addressed, among other things, the compensation exceptions to the Stark Law. The Phase III regulations primarily address certain definitions, the general self-referral prohibition, and various exceptions. Phases I, II, and III of the rulemaking are intended to be read together as a unified whole. We are in the process of evaluating our relationships to ensure continuing compliance with the Stark Law and the Phase III rule.

For detailed disclosure on other legislative and regulatory activities that affect or may affect Medicare and Medicaid reimbursement policies for products and services provided by us, please refer to the “Business — Government Regulation” section in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Net Revenues and Gross Margin.  Net revenues increased 3.6% to $396.1 million in the third quarter of 2007, when compared to $382.2 million in the same quarter of 2006. On a year-to-date basis, net revenues increased 4.7% to $1,179.5 million in 2007 from prior year net revenues of $1,126.3 million. The growth in both time periods is primarily attributable to sales volume increases offset by reductions in Medicare reimbursement. In the third quarter and nine-month periods of 2007, net revenue was reduced by approximately $1.9 million and $4.4 million, respectively, due to a change in Medicare reimbursement methodology for certain durable medical equipment items. Such equipment previously had a maximum rental period of 15 months with a patient purchase option, but currently rental payments cease at the 13th month with transfer of ownership to the patient. The change was mandated by the Deficit Reduction Act of 2005 and became effective for patients commencing service on or after January 1, 2006 for this particular set of items. This change first impacted our revenues in February 2007 for most of its equipment categories and with the impact for an additional category commencing in May 2007.

Gross margins increased to 66.2% in the third quarter of 2007 compared to 65.7% in the same period last year with the year-to-date gross margin at 65.8% and 65.6% in 2007 and 2006, respectively. The increase in

1 Xopenex® is a registered trademark of Sepracor, Inc.

gross margins is primarily due to renegotiation of supplier contracts at lower unit cost rates in 2007 than in 2006.

We expect to continue to face pricing pressures from Medicare as well as from its managed care customers as these payors seek to lower costs by obtaining more favorable pricing from providers such as us. Managed care organizations are also evaluating alternative delivery models for certain products and services, which include those we provide. This potential change may cause us to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue.

The following table sets forth a summary of net revenues by service line:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
	(Dollars in thousands)

Respiratory therapy	270,231	68.2%	$258,134	67.5%	807,942	68.5%	$767,571	68.2%
Infusion therapy	73,201	18.5%	69,980	18.3%	214,468	18.2%	202,983	18.0%
Home medical equipment/other	52,684	13.3%	54,100	14.2%	157,041	13.3%	155,795	13.8%

Total net revenues	396,116	100.0%	$382,214	100.0%	1,179,451	100.0%	$1,126,349	100.0%

Respiratory Therapy.  Respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the respiratory therapy service line increased by 4.7% in the third quarter of 2007 when compared to the corresponding period in 2006. For the nine-month period ended September 30, 2007, respiratory therapy revenues grew by 5.3% as compared to the prior year nine-month period. Of the aforementioned 2007 Medicare revenue reductions, the amounts that impacted the respiratory therapy line totaled $1.4 million for the third quarter and $3.0 million year-to-date.

Infusion Therapy.  The infusion therapy service line involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Infusion therapy revenues increased by 4.6% and 5.7% in the three- and nine-month periods ended September 30, 2007, when compared to the same periods last year. The growth was generated primarily by increased sales of enteral nutrition products and services, which represent just under half of the infusion therapy line.

Home Medical Equipment/Other.  Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues decreased by 2.6% for the third quarter and increased by 0.8% year-to-date when comparing the 2007 periods to the corresponding periods in 2006. Medicare reductions impacted the home medical equipment/other line in the amounts of $0.5 million and $1.4 million for the quarter and year-to-date periods, respectively.

Provision for Doubtful Accounts.  The provision for doubtful accounts is based on our estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable which are not expected to be collected are estimated and provided for by applying specific percentages to each receivables aging category, which is determined by the number of days the receivable is outstanding. The provision for doubtful accounts, expressed as a percentage of net revenues, was 3.2% and 2.4% for the third quarter of 2007 and 2006, respectively. The year-to-date percentage was 2.8% and 2.6% for 2007 and 2006, respectively. The recent increase in the provision for doubtful accounts is primarily due to an increase in the accounts receivable aging.

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

Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 53.3% in the third quarter of 2007, compared to 53.0% in the third quarter of 2006. For the nine-month periods, the expense to net revenue percentages were 53.2% in 2007, compared to 53.1% in 2006. These decreases are related to the Medicare revenue reductions noted above which resulted in lower revenues, but which were not offset by any reduction in the company’s actual cost of providing the related products and services. The effect of these revenue reductions on the expense percentage is 0.3% and 0.2% on the quarter and year-to-date comparisons, respectively. Mitigating this effect and the effect of annual salary rate increases was expense leveraging achieved through the successful implementation of a number of cost saving initiatives. Such initiatives include those in the revenue management area whereby productivity and efficiencies have been enhanced by consolidating and centralizing certain functions. Billing and collection activities for several of the company’s larger payors have been centralized as have certain other related functions. Also, in the logistics area, automating the routing of deliveries resulted in decreased miles per delivery stop and increased stops per driver. We have been successful in converting these productivity improvements to cost savings.

Share-based compensation is reflected within the selling, distribution and administrative expense line item. For the three-month periods ended September 30, 2007 and 2006, share-based compensation expense was $3.2 million and $2.1 million, respectively. For the nine-month periods, share-based compensation expense was $7.9 million in 2007 and $4.0 million in 2006. For a more detailed discussion of share based compensation see Note 7 to the Unaudited Condensed Consolidated Financial Statements.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $0.5 million, or 41.8%, to $0.6 million in the quarter ended September 30, 2007 from $1.1 million in the quarter ended September 30, 2006. Amortization of intangible assets decreased by $1.7 million, or 42.1%, to $2.3 million in the nine months ended September 30, 2007 from $4.0 million in the nine months ended September 30, 2006. The decrease in amortization was due to our customer lists becoming fully amortized during the quarter ended September 30, 2007.

Interest Expense and Income.  Interest expense decreased by $2.9 million, or 36.5%, to $5.1 million in the quarter ended September 30, 2007 from $8.0 million in the quarter ended September 30, 2006. Interest expense decreased by $7.7 million, or 31.0%, to $17.1 million in the nine months ended September 30, 2007 from $24.8 million in the nine months ended September 30, 2006. The decreases in interest expense in 2007 are primarily related to the decrease in long-term debt as a result of the continued pay down of the revolving credit line. See “Liquidity and Capital Resources-Long-term Debt.” Interest income increased $0.7 million, or 784.9%, to $0.8 million in the quarter ended September 30, 2007 from $0.1 million in the quarter ended September 30, 2006. Interest income increased $0.4 million, or 26.8%, to $2.0 million in the nine months ended September 30, 2007 from $1.6 million in the nine months ended September 30, 2006.

Income Tax Expense.  The effective income tax rate for the three months ended September 30, 2007 was 36.9% compared with 36.4% for the three months ended September 30, 2006. The effective income tax rate for the three months ended September 30, 2007 reflected a favorable net adjustment of $842,000 which primarily related to the release of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) accruals due to the expiration of statutes of limitations for various tax jurisdictions, settlement of state tax audits, and changes in estimates for certain state tax uncertainty accruals. Similarly, the effective income tax rate for the three months ended September 30, 2006 reflected a favorable net adjustment of $636,000 which primarily related to a decrease in the company’s tax contingency accrual due to a change in estimate of the company’s federal tax exposures.

The effective income tax rate for the nine months ended September 30, 2007 was 37.8% compared with 36.1% for the nine months ended September 30, 2006. The effective income tax rate for the nine months ended September 30, 2006 was significantly lower than the company’s normalized effective tax rate due to favorable net adjustments totaling approximately $2.7 million. These 2006 favorable net adjustments primarily related to decreases in the company’s tax contingency accrual due to the completion of its 2002 Federal tax audit and a change in estimate in measuring the company’s tax uncertainties.

The company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which the company operates. Significant management estimates and judgments are required in determining the company’s effective tax rate. The company is routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, the company believes that the recorded tax liabilities appropriately reflect its potential obligations under FIN No. 48.

Inflation.  We are impacted by rising costs for certain inflation-sensitive operating expenses such as vehicle fuel, labor and employee benefits and facility and equipment leases.

Liquidity and Capital Resources

Our principal source of liquidity is its operating cash flow, which is supplemented by a $500 million revolving credit facility. In recent years, we have generated operating cash flows in excess of our operating needs, which has afforded us the ability to pursue acquisitions and fund patient service equipment purchases to support revenue growth. We believe that our operating cash flow will continue to be sufficient to fund our operations and growth strategies. In September 2008, the holders of our $250 million convertible senior notes will have an opportunity to require us to repurchase some or all of the notes. Accordingly, we believe we have the ability to finance the repurchase of these notes, but we continue to evaluate our financing alternatives.

Further, we have initiated a project to implement a new enterprise-wide information system. The overall objective of the project is to deliver the necessary technology and automation across the organization to enable improvements in service, productivity and access to information. Development of certain modules commenced in 2006. The overall project plan is being designed and developed and is expected to be implemented over several years.

Cash Flow.  Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including the provision for doubtful accounts, depreciation, amortization, share-based compensation as well as the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2007 was $199.3 million and consisted of net income of $61.2 million, adjustments for non-cash items of $142.7 million and $4.6 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $28.1 million and a $6.3 million decrease in accrued payroll, which were offset by an $8.0 million increase in accounts payable, a $2.2 million decrease in inventory and a $17.1 million increase in income taxes payable. The increase in accounts receivable was largely due to a temporary slowdown in Medicare reimbursement payments. The decrease in accrued payroll was due to a decrease in the number of days accrued for payroll at September 30, 2007 as compared to the same period in 2006. The increase in income taxes payable was primarily due to a gross-up of unrecognized tax benefits under FIN No. 48 for temporary differences and income tax due to various tax authorities.

Cash provided by operating activities in the nine months ended September 30, 2006 was $189.9 million and consisted of net income of $53.9 million, adjustments for non-cash items of $161.4 million and $25.4 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $25.0 million and a decrease in accrued payroll of $13.7 million, offset by an increase in accounts payable of $6.6 million, a decrease in prepaids of $3.6 million and an increase in accrued expenses of $1.7 million.

Cash used in investing activities in the nine months ended September 30, 2007 of $83.1 million was primarily attributable to the purchase of patient service equipment and property, equipment and improvements of $83.4 million, offset by proceeds from the disposition of assets and payments of deferred consideration.

Cash used in investing activities in the nine months ended September 30, 2006 of $97.8 million was primarily attributable to the purchase of patient service equipment and property, equipment and improvements of $90.7 million.

Cash used in financing activities in the nine months ended September 30, 2007 of $111.2 million primarily reflects the payments on our revolving credit facilities and other long term debt of $132.1 million offset by issuances of common stock for $16.9 million.

Cash used in financing activities in the nine months ended September 30, 2006 of $101.4 million consisted primarily of payments on the revolving credit facilities and other long term debt of $115.0 million, offset by proceeds from our revolving credit facilities of $14.8 million.

Contractual Cash Obligations.  The following table summarizes the long-term cash payment obligations to which we are contractually bound. The years presented below represent 12-month rolling periods ending September 30.

	Less than	1-3	3-5	More than
	1 Yr.	Yrs.	Yrs.	5 Yrs.	Totals
	(Dollars in millions)

Revolving loan(1)	$—	$—	$105	$—	$105
Convertible senior notes (3 3/8%)(2)	—	—	—	250	250
Interest on convertible senior notes(3)	9	16	17	169	211
Operating leases	61	100	55	23	239
Software licenses and related maintenance	2	3	2	—	7
Unrecognized tax benefits under FIN No. 48(4)	1	—	—	—	1

Total contractual cash obligations	$73	$119	$179	$442	$813

(1)	Interest on outstanding borrowings is payable quarterly. The effective interest rate at September 30, 2007 was 5.9%.

(2)	The holders of the convertible senior notes will first have the option to require us to repurchase all or a portion of their notes in September 2008.

(3)	Interest on these notes is paid bi-annually in March and September. Unless the notes are earlier converted, redeemed or repurchased, such interest payments will total $8.4 million annually until the notes mature in 2033. Amounts presented above assume notes are not earlier converted, redeemed or repurchased.

(4)	The contractual obligations table only reflects future cash settlements for which we can make a reliable estimate with respect to the timing of cash payment for our liability for unrecognized tax benefits under FIN No. 48. Current gross unrecognized tax benefits of $805,000 are included within “Income Taxes Payable” in the current liabilities section of our balance sheet. We cannot make a reliable estimate of the timing of cash payments for the majority of our liability for unrecognized tax benefits; therefore, we have excluded those amounts from the contractual obligations table. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for further discussion on the company’s liability for unrecognized tax benefits under FIN No. 48.

Accounts Receivable.  Accounts receivable before allowance for doubtful accounts decreased to $231.1 million at September 30, 2007 from $238.4 million at December 31, 2006. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 47 days at September 30, 2007 compared to 49 days at December 31, 2006.

Accounts aged in excess of 180 days expressed as percentages of total receivables for certain payor categories are as follows:

	September 30,	December 31,
	2007	2006

Medicare	22.3%	19.2%
Medicaid	30.0%	28.6%
Self pay	29.9%	36.5%
Managed care/other	20.7%	19.1%
Total	21.3%	19.8%

Unbilled Receivables.  Included in accounts receivable are earned but unbilled receivables of $27.3 million and $30.0 million at September 30, 2007 and December 31, 2006, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

Inventories and Patient Service Equipment.  Inventories consist primarily of pharmaceuticals and disposable products used in conjunction with patient service equipment. Patient service equipment consists of respiratory and home medical equipment that is provided to in-home patients for the course of their care plan, normally on a rental basis, and subsequently returned to us for redistribution after cleaning and maintenance is performed.

The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of our patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 86.2% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Depending on the product type, the company performs physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories. Inventory and patient service equipment losses for the nine months ended September 30, 2007 and 2006 were $822,000 and $3.0 million, respectively.

Long-term Debt.  At September 30, 2007, borrowings under the revolving credit facility were $105.0 million; outstanding letters of credit totaled $11.0 million; credit available under the revolving facility was $384.0 million; and we were in compliance with all covenants required by the credit agreement. The effective interest rate at September 30, 2007, after consideration of the effect of the swap agreement described under “Hedging Activities” below was 5.9%. On August 30, 2007, we acquired information systems software totaling $5.8 million under an installment payment agreement, of which $4.7 million is considered long-term debt.

Convertible Senior Notes.  At September 30, 2007, the fair value of the $250 million in convertible senior notes was $245 million, as determined by reference to quoted market prices.

Hedging Activities.  We are exposed to interest rate fluctuations on its underlying variable rate long-term debt. Our policy for managing interest rate risk is to evaluate and monitor all available relevant information, including but not limited to, the structure of our interest-bearing assets and liabilities, historical interest rate trends and interest rate forecasts published by major financial institutions. The tools we may utilize to moderate our exposure to fluctuations in the relevant interest rate indices include, but are not limited to: (1) strategic determination of repricing periods and related principal amounts, and (2) derivative financial instruments such as interest rate swap agreements, caps or collars. We do not use derivative financial instruments for trading or other speculative purposes.

At September 30, 2007, we had one interest rate swap agreement in effect which will expire in January 2009 and has a notional amount of $25 million with a fixed rate of 4.44%. We also had an interest swap agreement which expired in December 2006 that had a notional amount of $25 million with a fixed rate of 3.42%.

The swap agreements are being accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. We received a net settlement amount of $174,000 for the nine-month period ended September 30, 2007 and $382,000 for the same nine-month period in 2006. The aggregate fair value of the swap agreement was an asset of $61,000 and $356,000 at September 30, 2007 and December 31, 2006, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other assets. Unrealized gains and losses on the fair value of the swap agreements are reflected in net income, as the transactions no longer qualify for hedge accounting. Our exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. We do not anticipate losses due to counterparty nonperformance as our counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.

Treasury Stock.  In the first nine months of 2007, 45,548 shares of employee share-based awards, valued at $1,385,000, were tendered back to the company to satisfy the related purchase and tax obligations.

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

During the nine months ended September 30, 2007 we did not effect any acquisitions, nor were payments made for amounts deferred from prior periods. For the first nine months of 2006, $7.8 million was paid for acquisitions, which includes amounts deferred from prior periods.

Off-Balance Sheet Arrangements

We are not a party to off-balance sheet arrangements as defined by the Securities and Exchange Commission. However, from time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain asset purchase agreements, under which we may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (iii) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their relationship with us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. We utilize interest rate swap agreements to moderate such exposure. We do not use derivative financial instruments for trading or other speculative purposes.

At September 30, 2007, our revolving credit facility borrowings totaled $105.0 million. The bank credit agreement governing the revolver provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or the London Interbank Offered Rate, or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At September 30, 2007 all of our outstanding revolving debt was tied to LIBOR.

During the first nine months of 2007, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. The agreement became effective in January 2006 for a three-year term, and has a notional amount of $25 million that fixes an equivalent amount of the company’s variable rate debt at 4.44%.

Based on the revolving debt outstanding and the swap agreements in place at September 30, 2007, a 100 basis point change in the applicable interest rates would increase or decrease our annual cash flow and pretax earnings by approximately $800,000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Long-term Debt — Hedging Activities.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer each concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  During the period covered by this report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are the defendant in a purported California class action lawsuit asserting blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. The original claim was filed by Jesus Venegas on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC — 06 — 449669). The complaint seeks compensatory and punitive damages in an unspecified amount as well as other relief on behalf of a purported class consisting of certain of our hourly employees in the State of California. We have filed an answer to the complaint denying all material allegations and asserting a number of affirmative defenses. Based on our preliminary investigation of the allegations, we believe there are meritorious defenses to the claims and we intend to vigorously defend the lawsuit. On October 24, 2007, the Court granted summary adjudication in favor of the company on four of the nine causes of action stated in the plaintiff’s complaint (for unjust enrichment, false imprisonment, fraud and declaratory relief). On the same date, the Court issued orders vacating the November 26, 2007 trial date previously set by the Court, granted the plaintiff’s motion to reinstate the class action allegations of the complaint which the Court had stricken from the complaint on August 15, 2007, and set a case management conference for December 4, 2007. A new trial date has not been set, and no ruling has been made on whether this case may be certified as a class action. Until a final decision is made with respect to the plaintiff’s class action allegations, no assurance can be given that the ultimate disposition of this case will not have a material adverse effect on our financial condition or results of operations.

ITEM 1A.  RISK FACTORS

The risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 1, 2007, are incorporated herein by reference with the exception of the risk factor titled “Medicare/Medicaid Reimbursement Rates” which is amended and restated below.

Medicare/Medicaid Reimbursement Rates — Continued reductions in Medicare and Medicaid reimbursement rates could have a material adverse effect on our results of operations and financial condition.

Medicare Reimbursement Reductions.  There are ongoing legislative and regulatory efforts to reduce or otherwise adversely affect Medicare and Medicaid reimbursement rates for products and services provided by us. For example, the regulations implementing the mandates under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, also referred to as the Medicare Modernization Act reduced the reimbursement for a number of products and services provided by us and established a competitive bidding program for certain durable medical equipment under Medicare Part B. Further, the Deficit Reduction Act of 2005 resulted in reduced reimbursement rates for certain durable medical equipment, including the home oxygen equipment and services provided by us, a reduced period for rental revenue, and potential increased costs associated with replacement of certain patient-owned equipment.

In addition to these activities, certain other proposed legislative and regulatory activities may affect reimbursement policies and rates for other items and services provided by us. These enacted and proposed changes, including actual or pending proposed reductions in Medicare reimbursement rates, could have a material adverse effect on our net revenues, net income, cash flow and capital resources.

Medicaid Reimbursement Reductions.  For a number of years, some states have adopted alternative pricing methodologies for certain drugs and biologicals under the Medicaid program. In a number of states, the changes reduced the level of reimbursement we received for these items without a corresponding offset or increase to compensate for the service costs incurred for dispensing or administering the drug or biological. In several of those states, we elected to stop accepting new Medicaid patient referrals for the affected drugs and biologicals. Some states continue to consider new or other reductions in Medicaid reimbursement for drugs, biologicals, and other durable medical equipment and affiliated services that we furnish as they work through their respective budget processes. In addition, changes to the federal regulations pertaining to prescription drug pricing may also impact the ultimate Medicaid reimbursement available to us.

We cannot estimate the ultimate impact of all legislated and contemplated Medicare and Medicaid reimbursement changes or provide assurance to investors that additional reimbursement reductions will not be made or will not have an adverse effect on the company’s operations and financial condition.

For further information, see Part I ,Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Government Reimbursement Update” in this Quarterly Report on this Form 10-Q.

Our strategic growth plan, which involves the acquisition of other companies, may not succeed.

Our strategic growth plan involves, in part, the acquisition of other companies. Such growth involves a number of risks, including:

•	difficulties related to combining previously separate businesses into a single unit, including product and service offerings, distribution and operational capabilities and business cultures;

•	customer loss and other general business disruption;

•	managing the integration process while completing other independent acquisitions or dispositions;

•	minimizing the diversion of management’s attention from day-to-day operations;

•	assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated;

•	failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements;

•	potentially substantial costs and expenses associated with acquisitions and dispositions;

•	failure to retain and motivate key employees;

•	coordinating research and development activities to enhance the introduction of new products and services;

•	dilution of existing stockholders and convertible note holders due to the issuance of equity securities, utilization of cash reserves, or incurrence of debt in order to fund the acquisitions; and

•	difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business.

We may not realize benefits from the acquisition of Coram, Inc. because of integration and other challenges.

Our failure to meet the challenges involved in successfully integrating Coram into our home infusion business or otherwise to realize the anticipated benefits or synergies of the acquisition could seriously harm our results of operations. The integration of Coram’s operations is a complex, time-consuming and expensive process that could significantly disrupt our and Coram’s business, even with proper planning and implementation. In addition to the integration risks referenced in the preceding risk factor, our ability to realize the anticipated benefits and synergies could be adversely impacted by practical, legal or regulatory constraints on our ability to combine operations. If we do not successfully integrate the operations of Coram into our home infusion business in a timely manner, or at all, we may not realize the anticipated benefits or synergies of the acquisition to the extent, or in the timeframe, anticipated. In addition, the anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a successful integration.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number		Reference

10	.1#	Amended and Restated Executive Severance Agreement between the Registrant and William E. Monast, dated as of November 1, 2007.
10	.2#	Noncompetition Agreement between the Registrant and William E. Monast, dated as of November 1, 2007.
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC.
Registrant

/s/ CHRIS A. KARKENNY
Chris A. Karkenny
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
November 2, 2007

/s/  PETER A. REYNOLDS
Peter A. Reynolds
Chief Accounting Officer and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Reference

10	.1#	Amended and Restated Executive Severance Agreement between the Registrant and William E. Monast, dated as of November 1, 2007.
10	.2#	Noncompetition Agreement between the Registrant and William E. Monast, dated as of November 1, 2007.
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

#	Management contract or compensatory plan or arrangement.