Form 10-K
period 2007-12-31
APRIA HEALTHCARE GROUP INC
filed 2008-02-29
CIK 882289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-14316
APRIA HEALTHCARE GROUP INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	33-0488566 (I.R.S. Employer Identification Number)

26220 Enterprise Court, Lake Forest, CA (Address of Principal Executive Offices)	92630-8405 (Zip Code)
Registrant’s telephone number: (949) 639-2000
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2007 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $28.77 per share as reported by the New York Stock Exchange, was approximately $741,370,994. As of February 15, 2008, there were 60,848,067 shares of the Registrant’s common stock issued and 43,797,658 shares outstanding, par value $0.001, which is the only class of common stock of the Registrant.
Documents Incorporated by Reference:
The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

APRIA HEALTHCARE GROUP INC.

EXPLANATORY NOTE
In this Annual Report on Form 10-K, Apria Healthcare Group Inc. (“Apria,” the “Company,” “we” or “our”) is restating its Consolidated Balance Sheet as of December 31, 2006, and the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for each of the fiscal years ended December 31, 2006 and 2005 and selected quarterly financial data for the first three quarters in 2007 and all four quarters of 2006.
This Annual Report on Form 10-K also reflects the restatement of certain financial information included in Item 6 — Selected Financial Data, in respect of the fiscal years ended December 31, 2006, 2005, 2004 and 2003. Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations also includes financial information in respect of the fiscal years ended December 31, 2006 and 2005 that has been restated as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Our previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q which include the financial information that has been restated in this Annual Report on Form 10-K have not been amended.
Background of Restatement
Historically, we had accounted for deferred revenues and deferred expenses related to equipment we rent to patients under a “reimbursement contract” method. These deferred amounts were included in our consolidated financial statements for the year ended December 31, 2006, on which our independent registered public accountants, Deloitte & Touche LLP, issued an unqualified opinion. In the course of a review in the fourth quarter of 2007 of our accounting for deferred revenue and deferred expenses, it was identified that we had incorrectly deferred revenue related to all of our capitated contracts and that we incorrectly deferred certain indirect and overhead expenses. Based upon our review and after further discussions concerning these issues with Deloitte & Touche LLP, we have concluded that the rental of such equipment should be accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” Under SFAS No. 13 lessors are required to recognize rental income over the lease term. We bill for the rental of patient equipment on a monthly basis beginning on the date the equipment is delivered. Since deliveries can occur on any day during a month revenue must be deferred for the amount of billings that apply to the next month.
The accounting for the deferral of expenses by lessors is addressed by SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Under SFAS No. 91 only the direct costs associated with leases are to be deferred. We have re-evaluated the amount of costs to be deferred and now will be deferring only the direct costs associated with the initial rental period under SFAS No. 91 and have adjusted our financial statements accordingly.
On December 31, 2007, management and the Audit Committee of our Board of Directors concluded to restate our previously issued financial statements because of reporting errors solely relating to our accounting for deferred revenue and deferred expenses related to equipment we rent to patients. The impact of the restatement decreased net income for 2006 by $0.7 million, or 0.9%, and increased net income for 2005 by $1.5 million or 2.4%. The cumulative effect of the errors decreased stockholders’ equity as of December 31, 2006 by $10.7 million or 3.0% of retained earnings and 2.6% of total stockholders’ equity. The cumulative effect of the errors decreased stockholders’ equity as of January 1, 2005 by $17.1 million or 7.7% of retained earnings and 4.2% of total stockholders’ equity.
In 2006, we made adjustments to our financial statements related to deferral of certain revenue and expenses pursuant to Staff Accounting Bulletin (“SAB”) No. 108 issued by the Securities and Exchange Commission. In the SAB 108 adjustment we included all costs, including indirect and overhead costs, which should have not been deferred. Prior to the SAB 108 adjustment in 2006, we did not record any deferred revenues or expenses. As a result of the restatement, the SAB 108 adjustment has been eliminated.
On January 3, 2008 we filed a Current Report on Form 8-K — Item 7.01 disclosing the restatement and indicating the impact thereof.
See Note 2 — Restatement of Consolidated Financial Statements contained in the Notes to Financial Statements in Item 8 — Financial Statements and Supplementary Data, for more information regarding the restatement and changes to previously issued financial statements.

The following Items include restated financial information as a result of the restatement:
•	Part II — Item 6 — Selected Financial Data

•	Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8 — Financial Statement and Supplementary Data
Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are not based on historical facts. All such forward-looking statements are uncertain. We have based the forward-looking statements on, among other things, projections and estimates regarding the economy in general, the healthcare industry and other factors that impact our results of operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, forward-looking statements that involve risks and uncertainties contain terminology such as “may,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or variations of these terms or other comparable terminology. See Item 1A — Risk Factors.
PART I
Item 1. BUSINESS
Apria is a low cost, quality provider of a broad range of home healthcare services through approximately 550 branch locations that serve patients in all 50 states. We have three major service lines: home respiratory therapy, home infusion therapy and home medical equipment. The following table provides examples of the services and products in each service line:

Service Line	Examples of Services and Products
Home respiratory therapy	Provision of oxygen systems, stationary and portable ventilators, obstructive sleep apnea equipment, nebulizers, respiratory medications and related clinical/administrative support services

Home infusion therapy	Intravenous or injectable administration of anti-infectives, pain management, chemotherapy, nutrients (also administered through a feeding tube), immune globulin (“IVIG”), coagulant and blood clotting factors, antitrypsin deficiency (“Alpha-I”) medication, other medications and related clinical/administrative support services

Home medical equipment	Provision of patient safety items, ambulatory aids and in-home equipment, such as wheelchairs and hospital beds
Recent Developments
On December 3, 2007, we completed the acquisition of Coram, Inc. Coram, headquartered in Denver, Colorado, was a privately-held, national provider of home infusion and specialty pharmaceutical services to approximately 65,000 patients through a network of more than 70 home infusion branches across the country and 50 company-owned and operated ambulatory infusion suites. Coram has approximately 2,100 employees nationwide. Under the terms of the merger agreement, we acquired Coram for a cash price of $350 million. The results of operations for Coram from the purchase date to December 31, 2007 are included in this Annual Report on Form 10-K.
Strategy
We believe our position as a market leader with a diversified product mix will generate future growth. Our strategy is to position ourselves in the marketplace as a high-quality provider of a broad range of healthcare services to our customers. The specific elements of our strategy are:
•
Grow revenue and market share. We are focused on growing revenues and increasing our market share in our core home respiratory therapy and home infusion therapy service lines. Accordingly, in the fourth quarter of 2006 we began to expand our sales force by 25% and segmented it to focus on these two lines. This focus has allowed us to better penetrate key geographic markets and to more efficiently market our products and services to physicians, hospital discharge planners and managed care organizations.

•
Leverage nationwide infrastructure. With our 550 locations and our robust platform supporting shared national services, we believe that we can efficiently add products, services and patients to our systems to grow our revenues at lower costs. We seek to achieve margin improvements through operational initiatives focused on the continual reduction of costs and delivery of incremental efficiencies.

•
Deliver superior customer service. We believe that it is essential in our industry to consistently deliver superior customer service in order to increase referrals and retain existing patients. Performance improvement initiatives are underway in all aspects of our operations including customer service, patient satisfaction, logistics and billing/collections. We believe that by being responsive to our patients’ and payors’ needs we can gain a greater proportion of the growth in the industry than our competitors and gain market share.

•
Focus on our people. We believe it is crucial to invest in the development and training of our employees to enable them to develop their business and management skills while they continue to deliver high quality, cost-efficient care to our patients. As part of these efforts, we have developed branch manager training programs, an annual, formal human resources planning/review process, formal mentoring programs, e-learning initiatives and focused employee development and retention programs.

•
Operate our business ethically. We are focused on operating an ethical business by complying with all applicable laws, rules and regulations relating to our business. We operate a formal corporate compliance program which includes a hotline, audits, employee training and compliance policies. As evidence of our system-wide commitment to compliance and ethics, we were awarded the “Ethics in America” award in 2006 by the independent Passkeys Foundation in the “Large Public Company” category.

•
Maintain independent accreditation at all locations. We were the first homecare provider to seek and obtain voluntary accreditation from the Joint Commission on Accreditation of Healthcare Organizations or by the Accreditation Commission of Healthcare (collectively, the “Commissions”) almost 20 years ago. All of our locations are currently accredited by the Commissions.

Service Lines
In each of our three service lines, we provide patients with a variety of clinical and administrative support services, as well as related products and supplies, most of which are prescribed by a licensed physician as part of a care plan. These services include:
•	providing in-home clinical respiratory care, infusion and respiratory pharmacy management and high-tech infusion nursing;

•	educating patients and their caregivers about illnesses and providing them with written instructions about home safety, self-care and the proper use of their equipment;

•	monitoring patients’ individualized treatment plans;

•	reporting patient progress and status to the physician and/or managed care organization;

•	providing in-home delivery and set-up of equipment and/or supplies;

•	maintaining and repairing equipment; and

•	processing claims to third-party payors, billing and collecting patient co-pays and deductibles.
The following table sets forth a summary of net revenues by service line, expressed as percentages of total net revenues:

	Year Ended December 31,
	2007	2006	2005
Home respiratory therapy	67%	68%	69%
Home infusion therapy	20%	18%	17%
Home medical equipment/other	13%	14%	14%

Total net revenues	100%	100%	100%

Home Respiratory Therapy. We offer a full range of home respiratory therapy products and services, from the simplest nebulizer to oxygen concentrators and the most complex ventilator or combination therapies, to patients with a variety of conditions, including:
•	chronic obstructive pulmonary diseases such as emphysema, chronic bronchitis and asthma;

•	nervous system-related respiratory conditions such as Lou Gehrig’s disease and quadriplegia;

•	obstructive sleep apnea;

•	congestive heart failure; and

•	lung cancer.
We employ a nationwide clinical staff of respiratory care professionals to provide direct patient care, monitoring and other support services to our home respiratory therapy patients under physician-directed treatment plans and in accordance with our proprietary acuity program.
We derive our home respiratory therapy revenues from the provision of oxygen systems, ventilators, noninvasive positive pressure ventilators, continuous positive and bi-level airway pressure devices, as well as from the provision of sleep apnea monitors, nebulizers and home-delivered respiratory medications, and related services.
Home Infusion Therapy. We are America’s largest provider of home infusion therapy services, which includes providing patients with intravenous or injectable medications and clinical services at home or in one of our 50 Company-owned and operated ambulatory infusion suites. Our clinicians assess patients before their discharge from the hospital whenever possible, and then develop, in conjunction with the physician, a plan of care specifically stating the medications prescribed, mode of infusion, duration of care, and prognosis. As an integral part of the infusion service, patients and caregivers also receive complete education about their plan of care to help us achieve our goal of teaching them to become as independent as possible.
Home infusion therapy, whereby drugs, pain medications or foods/liquids are administered directly into the body via various types of catheters, or tubing, is frequently used to treat patients with infectious diseases, cancer, gastrointestinal diseases, chronic or acute pain syndromes, immune deficiencies, cardiovascular disease or chronic genetic diseases, and those who require therapies associated with bone marrow or solid organ transplantation. Serving adults and children alike, our home and ambulatory infusion suites deliver infusion drug therapies including but not limited to:
•	total parenteral (intravenous) nutrition;

•	anti-infective and anti-fungal medications;

•	blood clotting factors;

•	Alpha-1 medication;

•	cardiac inotropic medications;

•	chemotherapy;

•	enteral nutrition; and

•	pain management.
Depending on the therapy, a broad range of venous access devices and pump technologies may be used to facilitate homecare and patient independence. We employ licensed pharmacists and registered high-tech infusion nurses who specialize in the delivery of home infusion therapy. They are available to respond to emergencies and questions regarding therapy 24 hours a day, seven days a week and to provide initial and ongoing training and education to the patient and caregiver. Other support services include supply replenishment, pump management, preventive maintenance, assistance with insurance questions and outcome reporting. We currently operate 98 infusion pharmacy locations nationwide, and 50 Company-owned and operated ambulatory infusion suites to serve our infusion patients.
Home Medical Equipment/Other. We provide a wide range of home medical equipment to help improve the quality of life for patients with special needs. Our integrated service approach allows patients, hospital and physician referral sources and managed care systems accessing either our home respiratory or home infusion therapy services to also access needed home medical equipment through a single source. Basic categories of equipment are:
•	ambulatory equipment, such as canes, crutches and walkers;

•	hospital room equipment, such as hospital beds and bedside commodes;

•	bathroom equipment, such as bath and shower benches, elevated toilet seats and toilet, tub or wall grab bars;

•	phototherapy systems, cabinets, blankets or wraps for babies with jaundice; and

•	support surfaces, such as pressure pads and mattresses, for patients at risk for developing pressure sores or decubitus ulcers.
Organization and Operations
Organization. Our approximately 550 locations deliver home healthcare products and services to patients in their homes and to other care sites through our delivery fleet and our qualified delivery professionals and clinical employees. Our home respiratory therapy and home medical equipment service line branches are organized into three geographic divisions that provide management oversight. The recently acquired Coram home infusion business is organized in a single division. Our sales and business operations functions are vertically integrated. The operations function is further divided into receivables management, clinical services, logistics and regulatory compliance. Through this structure, all functions that are performed at the division level have direct reporting and accountability to corporate headquarters. We believe this structure provides control over and consistency among our field locations. In accordance with our strategy to identify opportunities for efficiencies and productivity improvements, we continue to centralize certain functions that are currently performed at the division or branch level.
Corporate Compliance. As a leader in the home healthcare industry, we have implemented a compliance program to further our commitment to providing quality home healthcare services and products while maintaining high standards of ethical and legal conduct. We believe that it is essential to operate our business with integrity and in full compliance with applicable regulations. Our Corporate Compliance Program includes a written Code of Ethical Business Conduct that employees receive as part of their initial orientation process. The program is designed to accomplish the goals described above through employee education, a confidential disclosure program, written policy guidelines, periodic reviews, frequent reinforcement, compliance audits, a formal disciplinary component and other programs. Compliance oversight is provided by the Compliance Committee of our Board of Directors, which meets quarterly in conjunction with our internal Corporate Compliance Committee, consisting of senior and mid-level management personnel from various functional disciplines.
Pursuant to the merger agreement to acquire Coram, its obligations were assumed. On August 22, 2007, Coram entered into a Certification of Compliance Agreement with the Office of Inspector General (“OIG”) of the United States Department of Health and Human Services (the “Compliance Agreement”) which obligates Coram to maintain a compliance program to monitor and ensure compliance with federal healthcare program requirements. Under the Compliance Agreement, Coram’s compliance program must include maintenance of specified funding levels for the compliance program for at least three years following the date of the Compliance Agreement, prompt refunding of any overpayments, and implementation of various compliance program elements such as training, auditing and disclosure programs, development of a code of conduct and appointment of a compliance officer and compliance committee. Additionally, the Compliance Agreement requires notification to the OIG of certain events and imposes an annual certification requirement on Coram. The Compliance Agreement provides for stipulated penalties for failure to comply with its provisions. We are in the process of considering, and will be discussing with the OIG, the manner in which the Compliance Agreement affects the Company.
Internal Audit. Our internal audit function reports directly to the Audit Committee of the Board of Directors and provides ongoing assessments of our system of disclosure controls and procedures, and internal control over financial reporting. Our internal audit function is responsible for both operational and financial reviews of our operations, for monitoring compliance with policies and procedures, for the identification and development of best practices within the organization and for confirming compliance with the requirements of the Sarbanes-Oxley Act of 2002.
Operating Systems and Controls. Our business is dependent, to a substantial degree, upon the quality of our operating and field information policies and procedures for proper contract administration, accurate order entry and pricing, billing and collections, and inventory and patient service equipment management. These policies and procedures also provide reporting that enables us to monitor and evaluate contract profitability. Our information services department works closely with all of the corporate departments to ensure that our policies and procedures are compliant with government regulations and payor requirements and to support their business improvement initiatives with technological solutions. See Item 1A — Risk Factors, “Operating Systems and Controls.”
We have established performance indicators which measure operating results against expected thresholds for the purpose of allowing all levels of management to identify and modify areas requiring improvement and to monitor the resulting progress. We have also developed mechanisms for measuring and reporting patient and customer satisfaction. Operating models with strategic targets have been developed to move us toward more effective management of the sales, customer service, accounts receivable, clinical and distribution areas of our business. Our management team is compensated using performance-based incentives focused on criteria such as revenue growth and improvement in operating income.
Payors. We derive substantially all our revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. For 2007, approximately 29% of our net revenues were derived from Medicare and 6% from Medicaid. Generally, each third-party payor has specific requirements which must be met before claim submission will result in payment. We have policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation. See Item 1A — Risk Factors, “Medicare/Medicaid Reimbursement Rates.”
Receivables Management. We operate in an environment with complex requirements governing billing and reimbursement for our products and services. Initiatives focused specifically on receivables management such as system enhancements, process refinements and organizational changes have resulted in improvement and consistency in key accounts receivable indicators.

We are expanding our use of technology in areas such as electronic claims submission and electronic funds transfer with managed care organizations to more efficiently process business transactions. This use of technology can expedite claims processing and reduce the administrative cost associated with this activity for both us and our customers/payors. We now submit approximately 80% of our claims electronically. We are also focusing our resources on developing internal expertise with the unique reimbursement requirements of certain large third-party payors, which should help reduce subsequent denials and shorten related collection periods. Our policy is to collect co-payments from the patient or applicable secondary payor. In the absence of a secondary payor, we generally require the co-payment at the time the patient is initially established with the product/service. Subsequent months’ rental fees are billed to the patient. We are also seeking to streamline related processes in order to maximize the co-payment collection rate.
Marketing
Through our field sales force, we market our services primarily to physicians, managed care organizations, hospitals, medical groups, home health agencies and case managers. We have developed and put into practice several marketing initiatives, including but not limited to:
Automated Call Routing Through Toll-Free Numbers. This allows select managed care organizations to reach any of our locations and to access the full range of our services through toll free telephone numbers.
Nationwide Accreditation. All of our branch locations are accredited by the Commissions. The Commissions are nationally recognized organizations that develop standards for various healthcare industry segments and monitor compliance with those standards through voluntary surveys of participating providers. As the home healthcare industry has grown, the need for objective quality measurements has increased. Accreditation by the Commissions entails a lengthy voluntary review process that is conducted every three years. Accreditation is widely considered a prerequisite for entering into contracts with managed care organizations at every level and is required for Medicare competitive bidding. Because accreditation is expensive and time consuming, not all providers choose to undergo the process.
Essential Care Model. We have developed the Essential Care Model, a proprietary model that defines the services, supplies and products delivered in conjunction with prescribed homecare equipment and therapies. The Essential Care Model is used to establish consistent and clear expectations for referral sources, payors and patients.
Patient Satisfaction and Complaint Resolution Process. We have a centralized patient satisfaction survey function that periodically conducts targeted member satisfaction studies for key managed care organizations as specified by various contractual arrangements. The same centralized group manages a complaint resolution process through which service improvements are identified and implemented at the field level. We believe that both centralized processes afford us visibility to centralized performance improvement data and trends that enable us to amend policies and procedures as necessary to meet the needs of patients and referral sources.
Apria Great Escapes® Travel Program. Our 550 location network facilitates travel for patients who require oxygen, alternate site infusion or other products, services and therapies. We coordinate equipment and service needs for thousands of traveling patients annually, which enhances their mobility and quality of life.
Comprehensive Clinical and Therapy Management Programs. We offer a number of clinical management programs designed to help physicians and managed care customers better manage patients through the use of homecare and achieve substantial healthcare savings through the careful and appropriate oversight and management of high cost medical equipment services and biotherapies. Our RespiratoryAssisttm, SatAssisttm and Enteral Care Programs provide feedback to physicians regarding changes in patients’ clinical status, thus preventing unnecessary hospital or emergency admissions. Our proprietary EyeOn™ infusion therapy management programs for Hemophilia and IVIG support thousands of patients each year. Our extensive experience and clinical expertise have enabled our development of proprietary, proven therapy management programs designed specifically for these high cost and highly complex biotherapies. Our unique EyeOn™ program creates proven cost savings through careful risk assessment, management, and appropriate utilization management techniques.
Sales
We employ approximately 740 sales professionals whose primary responsibility is to generate new referrals and to maintain existing relationships for all of our service lines. Key customers include physicians and their staffs, hospital-based healthcare professionals and managed care organizations, among others. We provide our sales professionals with the necessary clinical and technical training to represent our major service offerings of home respiratory therapy, home infusion therapy and home medical equipment. As larger segments of the marketplace become involved with managed care, specially trained members of our sales force provide us with a competitive advantage based on their working knowledge of pricing, contracting and negotiating, and specialty-care management programs.

An integral component of our overall sales strategy is to increase volume through managed care referral sources and traditional physician referral channels. Specific growth initiatives designed to increase customer awareness of our clinical and operational programs are in place with the goal of securing a greater share of the traditional market. The ultimate decision makers for healthcare services vary greatly, from closed model managed care organizations to preferred provider networks, which are controlled by more traditional means. Our selling structure and strategies are designed to adapt to changing market factors and will continue to adjust as further changes in the industry occur. Managed care organizations continue to represent a significant portion of our business in several of our primary metropolitan markets. No single account, however, represented more than 9% of our total net revenues for 2007. Among our more significant managed care customers during 2007 were Aetna Health Management, CIGNA Health Corporation, Kaiser Foundation Health Plan and United HealthCare Services. We also offer discount agreements and various fee-for-service arrangements to hospitals or hospital systems whose patients have home healthcare needs. See Item 1A — Risk Factors, “Pricing Pressures” and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Competition
The segment of the healthcare market in which we operate is highly competitive. In each of our service lines there are a limited number of national providers and numerous regional and local providers. The competitive factors most important in the regional and local markets are:
•	reputation with referral sources, including local physicians and hospital-based professionals;

•	accessibility and responsiveness;

•	price of services;

•	overall ease of doing business;

•	quality of patient care and associated services; and

•	range of home healthcare services and products.
In addition to the foregoing, the most important competitive factors in the larger, national markets are:
•	ability to service a wide geographic area;

•	ability to develop and maintain contractual relationships with managed care organizations;

•	access to capital;

•	information systems capabilities; and

•	accreditation by the Commissions or a similar accrediting body.
We believe that we compete effectively in each of our service lines with respect to all of the above factors and that we have an established record as a quality provider of home respiratory therapy, home medical equipment and home infusion therapy, as reflected by the accreditation of all of our branches.
In each of our service lines there are a number of national providers and numerous regional and local providers with which we directly compete. Among the national providers are, American HomePatient, Medco/Critical Care Systems, Lincare Holdings, Walgreen’s Option Care and Rotech Healthcare. Other types of healthcare providers, including industrial gas manufacturers, individual hospitals and hospital systems, home health agencies and health maintenance organizations have entered, and may continue to enter, the market to compete with our various service lines. Depending on their business strategies and financial position, it is possible that our competitors may have access to significantly greater financial and marketing resources than we do. This may increase pricing pressure and limit our ability to maintain or increase our market share. See Item 1A — Risk Factors, “Pricing Pressures.”
Acquisition and Development Activities
In order to take advantage of our core competencies, expand our service offerings and enhance our value proposition for our customers, we may elect to make selective acquisitions of businesses with complementary products and services, or with operations in additional markets. We expect to carefully evaluate each acquisition opportunity through an extensive due diligence process to determine those that have the greatest potential for growth and increased profitability under our operating structure. See Item 1 — Business, “Recent Developments” for a discussion of a recent acquisition.

Government Regulation
We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement under various government programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Corporate contract services and legal department personnel review and approve written contracts, such as billing contracts and discount agreements, subject to these laws. We also maintain various educational and audit programs designed to keep our managers updated and informed regarding developments on these topics and to reinforce to employees our policy of strict compliance in this area. Notwithstanding these measures, violations of these laws and regulations may still occur. See Item 1A — Risk Factors, “Government Regulation; Healthcare Reform.”
Medicare and Medicaid Reimbursement. In 2007, approximately 35% of our revenues were reimbursed under arrangements with Medicare and Medicaid. For 2008, we estimate that the percentage of our revenues reimbursed under arrangements with Medicare and Medicaid will be approximately 31%, although the actual percentage of our revenues reimbursed under these arrangements may be different. No other third-party payor represented more than 9% of our 2007 total net revenues. The majority of our revenues are derived from rental income on equipment rented to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 10%, 11% and 11%, respectively, of total net revenues for 2007, 2006 and 2005.
Medicare Reimbursement. There are a number of historic and ongoing legislative and regulatory activities in Congress and at the Centers for Medicare and Medicaid Services (“CMS”), that affect or may affect Medicare reimbursement policies for products and services we provide. Certain provisions that impact or may impact our business are outlined below in chronological order.
The Balanced Budget Act of 1997 granted authority to the U.S. Department of Health and Human Services (“HHS”), to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an “inherent reasonableness” authority. Pursuant to that authority, CMS published a final rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. Neither HHS nor CMS has issued any subsequent communication or information for several years and, therefore, we cannot predict whether or when HHS would exercise its authority in this area or predict any negative impact of any such change.
In September 2003, the OIG issued a proposed rule intended to clarify certain terms and the application of program authority to exclude claims containing excessive charges. Under the rule, absent good cause, a provider could be excluded if its charges to Medicare or Medicaid were substantially in excess of the provider’s usual charges. The proposed clarification defined “substantially in excess” as charges that are 120% or more of the provider’s usual charges. We, along with many other providers and members of the public, submitted formal comments to the OIG regarding the proposed rule in the fall of 2003. As of June 18, 2007, the OIG withdrew its proposed rule, but stated that it will continue to evaluate billing patterns on a case-by-case basis where Medicare and Medicaid are charged more than other payors without good cause. We cannot at this time quantify any negative impact that the evaluation of billing patterns by the OIG may have on us.
The Medicare Prescription Drug, Improvement, and Modernization Act (“MMA”), which the President signed in December 2003, contained numerous provisions that were significant to us and continue to have an impact on our operations today. Significant provisions, along with subsequent developments, are as follows:
•
A freeze on annual payment increases for most durable medical equipment — The freeze commenced in 2004 and will continue through 2008. After 2008, the payment update for equipment not subject to competitive bidding will be equal to the Consumer Price Index for urban consumers.

•
Reimbursement reductions for five durable medical equipment categories — Reimbursement for most oxygen and oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds, and air mattresses, became based on the median price paid for such items on behalf of beneficiaries of federal employee health benefit plans. Subsequent legislation has further modified some reimbursement methodology for certain items, such as power wheelchairs and oxygen and oxygen equipment, as described below.

•
Reimbursement reductions for inhalation drugs — Beginning January 2005, Medicare Part B reimbursement for most drugs, including inhalation drugs, became based upon the manufacturer-reported average sales price (“ASP”) (subject to adjustment each quarter), plus 6%, plus a separate dispensing fee per patient episode. CMS publishes the ASP plus 6% payment levels several weeks before the first day of each quarter, and we have no way of knowing if the quarterly ASPs will increase or decrease since manufacturers report applicable sales price information directly to CMS. Since 2006, dispensing fees have remained at $57.00 for a 30-day supply for a new patient, $33.00 for each 30-day supply thereafter, and $66.00 for each 90-day supply. Effective July 1, 2007, Medicare no longer reimburses providers for compounded inhalation drugs. Because our compounding levels are minimal, this change has no significant effect on us. Subsequent regulations and legislation have further modified reimbursement methodologies for certain inhalation therapies, as described below.

The reimbursement methodology for non-compounded, infused drugs administered through Durable Medical Equipment (“DME”), such as infusion pumps, was not affected by this change. It remains based upon either 95% of the October 1, 2003 Average Wholesale Price (“AWP”) or, for those drugs whose AWPs were not published in the applicable 2003 compendia, at 95% of the first published AWP.

•
Establishment of a competitive bidding program for Medicare Part B — The MMA required implementation of a competitive bidding program for certain DME, and on April 10, 2007, CMS published a final rule implementing such a Medicare Part B competitive bidding program. By statute, CMS is required to implement the DME competitive bidding program over time, with the first phase establishing competitive bidding in 10 of the largest metropolitan statistical areas (“MSAs”), for 2008, with 70 additional markets to be added in 2009, and nationwide implementation in 2010. Our bids for the first round have been submitted. On January 8, 2008, CMS announced the 70 MSAs and product categories for the second round of the competitive bidding program. The exact Competitive Bidding Areas (“CBAs”) will be further clarified in early 2008. CMS anticipates the formal bid process for the second round will begin in the summer of 2008, with implementation in 2009.

Competitive bidding imposes a significant risk to suppliers of DME. If a DME supplier operating in a CBA, is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DME items supplied in that CBA for the time period covered by the competitive bidding program (unless a supplier is covered by the “grandfathering” provision for existing oxygen or capped rental patients discussed below). Because the applicable statute mandates savings and CMS’ bidding rules require that bids must be less than current Medicare allowable rates, a DME supplier awarded one of the winning bids for the CBA will receive lower Medicare payment rates than those in existence prior to competitive bidding. In addition, there is a risk that the new competitive bidding prices will become a new benchmark for reimbursement from private payors. As competitive bidding is phased in across the country, we and most DME suppliers will likely experience a substantial reduction in reimbursement.

Based upon criteria described in the final rule governing competitive bidding, CMS identified both the ten MSAs and product categories for the initial phase of the program. We service all nine of the domestic markets included in the list of initial ten CBAs (Puerto Rico markets excluded). Nine of the ten product categories selected for the first phase are common to all nine domestic markets. The tenth product category is specific to the Miami and Puerto Rico markets only. In the first phase, CMS accepted bids from suppliers for the following product categories: Oxygen Supplies and Equipment; Standard Power Wheelchairs, Scooters and Related Accessories; Complex Rehabilitative Power Wheelchairs and Related Accessories; Mail-Order Diabetic Supplies; Enteral Nutrients, Equipment and Supplies; Continuous Positive Airway Pressure Devices, Respiratory Assist Devices and Related Supplies and Accessories; Hospital Beds and Related Accessories; Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories; Walkers and Related Accessories; and (Miami and Puerto Rico only) Support Surfaces (group 2 mattresses and overlays).

The bidding process for the first round of competitive bidding was complex and subject to deadline extensions. The deadline for suppliers to submit bids for participation in the first round of the program was originally 60 days after issuance of the Request for Bids (“RFBs”). However, after issuing the RFBs in mid-May 2007, CMS and its Competitive Bidding Implementation Contractor, extended the deadline for bid submission three times in response to concerns raised by individual suppliers, industry associations and Congress about difficulties experienced with the bid process and Internet-based application process. The revised deadline for submission was September 25, 2007, and we submitted timely bids. Suppliers also must be accredited entities to take part in the program. The accreditation deadline was October 31, 2007; we already are an accredited entity. CMS anticipates that it will announce the winning bidders by March 2008 and expects that the new payment levels will go into effect for the selected DME product categories in the initial ten CBAs beginning July 1, 2008. Contracts with winning bidders for the first round of competitive bidding are expected to be three years in length, except for diabetic supplies, which are expected to be 21 months in length. Consequently, the contract period for mail order diabetic supplies is expected to be from July 1, 2008 to March 31, 2010 and the contract period for all other first round product categories is expected to be from July 1, 2008 to June 30, 2011. New competitive bidding periods in the initial ten markets are expected to begin after the initial contracts end.

The final rule governing competitive bidding, among other things, generally requires Medicare beneficiaries who live in a CBA to receive equipment and services that are included within the competitive bidding program exclusively from suppliers who are awarded contracts by CMS, with a few exceptions. The reimbursement rate for the items and services will be the single payment rate that is determined through the bid process. The revenue associated with the items subject to competitive bidding in the initial year of the program represents less than 2% of our 2007 total net revenue. If we become a winning contract supplier in each of the nine initial CBAs serviced by us, and assuming that the CMS estimation of the 10% to 15% reduction in payment for these services is realized, then we estimate this would have caused less than a 0.3% decline in our 2007 total net revenue, if 2007 had been the initial year of competitive bidding. However, the actual impact of the initial year of competitive bidding on our total net revenue will likely be different. Likewise, we cannot predict or guarantee that the reimbursement rates in the CBAs will be reduced as CMS has estimated, or will not be even lower than the CMS projections.

In the second and subsequent years of competitive bidding, we expect that the adverse financial impact will increase substantially in amounts that cannot currently be determined. If we are selected as a winning contract supplier in any CBA during any of the competitive bidding periods, we believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share, but at lower reimbursement rates. However, there is no guarantee that we will be selected as a winning contract supplier and be awarded a competitive bidding contract by CMS in any of the initial or subsequent CBAs. If we are not selected as a contract supplier for a particular CBA, we will generally not be allowed to supply Medicare beneficiaries with products subject to competitive bidding within that CBA, unless we elect to continue providing service to existing patients under the “grandfathering” provision of the final rule. Under this provision, a supplier may continue to supply certain existing patients that were serviced prior to the implementation of competitive bidding even if the supplier was not awarded a contract, provided certain conditions are met. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position even if we are not selected as a contract supplier for a particular CBA.

•
Incentives for the expansion of Medicare Part C (Medicare Advantage) — The MMA included financial incentives for managed care plans to expand their provision of Medicare Advantage plans in 2006 in an effort to attract more Medicare beneficiaries to managed care models. We maintain contracts to provide respiratory therapy, infusion and medical equipment and related services to a significant number of managed care plans nationwide.

•
Reimbursement for home infusion therapy under Medicare Part D — A limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. The MMA, through the new Medicare Part D program, provided expanded coverage for certain home infusion therapy drugs, but excluded coverage for the corresponding supplies and clinical services needed to safely and effectively administer these drugs. We have contracted with a limited number of Medicare Part D prescription drug plans in order to provide continuity of care for certain patients. Due to nationwide Part D implementation issues experienced by home infusion providers, the industry is continuing to work with CMS and Congress to rectify the coverage and payment limitations that are causing implementation challenges for providers, patients and referral sources. A bill was introduced in Congress in the summer of 2006 to consolidate home infusion therapy coverage under Part B, and a similar bill was reintroduced in 2007. This legislation would provide for infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector. At this time, we cannot assess whether any of the proposed legislation, or similar legislation that may be introduced in 2008, will become law in 2008 or subsequent years.

The Deficit Reduction Act of 2005 (“DRA”), was signed by the President in February 2006. A number of lawsuits were subsequently filed to prevent its implementation because the House and Senate approved different versions of the bill due to a clerical error. Four of these cases were dismissed at the district court level. Two cases were pursued on appeal, and the court of appeals in each case affirmed the district’s court’s decision to dismiss the claims. A petition for a writ of certiorari was filed in both cases and has been denied in one case and is currently pending in the other. As written, the legislation and its implementing regulations contain the following provisions that have impacted or will impact our Medicare reimbursement:
•
Beginning with patients who received products and services as of January 2006, ownership of durable medical equipment currently categorized in the capped rental category by CMS, such as hospital beds, wheelchairs, nebulizers, patient lifts and continuous positive airway pressure devices, automatically transfers to the Medicare beneficiary at the end of a maximum rental period. As of January 1, 2006, the maximum rental period became 13 months. Therefore the first month in which the new policy had an impact on our revenue was February 2007. In addition, the service and maintenance fee, which had been paid to suppliers twice yearly after the rental period ended in order to cover various non-equipment service costs for patients who require use of the equipment, was eliminated for those patients who commenced service on or after January 1, 2006. Implementing regulations also imposed other repair and replacement obligations on suppliers with respect to equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years. We estimate that the reduction in rental revenues for impacted DME products and the loss of the service and maintenance fees in 2007 was approximately $4.0 million and $0.9 million, respectively. The 2007 estimate assumes the loss of the service and maintenance fee component for one quarter as the effect of the loss impacted the latter part of the year primarily. This estimate is subject to assumptions and uncertainties and the actual negative impact on revenue and fees may be greater or less.

•
Reimbursement for oxygen equipment converted from an ongoing rental method to a capped rental and rent-to-purchase method. Reimbursement for rental of oxygen equipment is limited to 36 months, after which time the ownership of the equipment transfers to the patient, who assumes primary responsibility for identifying when repairs or preventive maintenance are needed. The 36-month rental period was retroactively applied to January 1, 2006 for all beneficiaries requiring oxygen as of December 31, 2005. Accordingly, January 2009 is the first month in which the transfer of ownership for oxygen equipment and the new repair and maintenance policy will impact us. The implementing DRA regulations also established new payment classes for oxygen equipment, including transfilling and portable equipment, new monthly rental reimbursement rates, and new reimbursement rates for the delivery of oxygen contents for patient-owned equipment after title to the equipment transfers. The new reimbursement amounts went into effect January 1, 2007. CMS will annually review the utilization patterns and fee schedule rates and consider whether an adjustment to the payment rates is needed in order to satisfy the statutory mandate of budget neutrality.

Regarding repairs and maintenance of beneficiary-owned oxygen equipment, the implementing DRA regulations permit payment to suppliers for general maintenance and servicing of certain patient-owned oxygen equipment every six months, beginning after the first six months the patient owns the equipment. The first beneficiaries to whom this policy will apply will take title to their equipment in January 2009 and become eligible for maintenance and servicing under this policy beginning in June 2009. The final rule governing repairs and maintenance of oxygen equipment limits payment for general maintenance and servicing visits to 30 minutes of labor based on rates the Medicare contractors establish. CMS declined to offer general maintenance and servicing payments for beneficiary-owned liquid and gas equipment with the exception of a single payment for pick-up and storage or disposal of such equipment that a beneficiary no longer needs. Once title to the oxygen equipment transfers, CMS will also pay for certain other reasonable and necessary but non-routine repairs which remain as yet unspecified by the agency, but CMS will not make separate payment for certain patient support services, which are currently covered by and included in the monthly bundled payment rate for oxygen therapy. We may or may not continue to provide repair and maintenance service on patient-owned equipment and are in the process of evaluating the impact of these changes.

The implementing regulations also limit supplier replacement of oxygen equipment during the rental period, and require suppliers to replace beneficiary-owned equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years.

Other issues that have had, will or could have an impact on Medicare reimbursement levels to us are summarized as follows:

•
In January 2006, CMS published a final regulation that shifted payment for certain respiratory assist devices from the current “frequent and substantial” payment category to the “capped rental” category. Under “frequent and substantial” payment, Medicare payment continues for the duration of time the beneficiary requires the device, while “capped rental” payment continues for 13 months. The change in the payment category became effective April 1, 2006. The policy applies to those respiratory assist devices (known as BiPAP STs) that have a backup rate feature that delivers pressure whenever the user’s spontaneous breathing efforts are insufficient. The first claims received for each Medicare beneficiary with a date of service on or after April 1, 2006, including beneficiaries with existing rental equipment, are counted as the first rental month in the capped rental period. Thus, the first month in which the new categorization impacted our revenue was May 2007. Our estimate for this change in payment categories is a reduction in 2007 revenues of approximately $2.5 million.

•
In January 2006, CMS announced the designation of four specialty contractors, Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”), which are responsible for handling the administration of all Medicare claims from suppliers of durable medical equipment. CIGNA Government Services, LLC (“CGS”), protested the contract awards made in Regions C and D. The Government Accountability Office denied CGS’ protest for Region D but CMS ultimately authorized CGS for Region C on January 16, 2007. The following DME MACs are currently processing claims: National Heritage Insurance Company (“NHIC”), for Region A (effective July 1, 2006), AdminaStar Federal for Region B (effective July 1, 2006), CGS for Region C (effective January 16, 2007), and Noridian Administrative Services for Region D (effective September 30, 2006). The transition caused several challenges for all DME suppliers, such as a slight slowdown in payments from the government’s new DME MACs and an increase in certain denials due to a lack of training resources at the new DME MACs. Industry representatives met with the DME MACs and largely resolved transaction processing challenges by year-end. It is difficult at this time to predict whether other changes in claims administration made by the DME MACs may affect DME suppliers in the future, nor can we predict or estimate the potential impact of such changes on collection of our accounts receivable.

•
In 2007, there were numerous legislative and executive branch efforts to further reduce the maximum rental period for oxygen therapy, equipment and related services. The industry has actively shared its concerns with Congress, CMS, and others on these issues. Legislative proposals were introduced in Congress in 2007 that would have repealed the current oxygen reimbursement cap and equipment ownership mandate of the DRA, as well as amended or modified existing laws and regulations pertaining to the competitive bidding program and coverage of infusion therapy services. The President’s 2007 healthcare proposals sought to reduce the maximum rental period for oxygen equipment from the now-mandated 36 months to 13 months, which was recommended by the OIG. The President’s fiscal year 2008 and 2009 budgets included such a recommendation. There are other initiatives to reduce the rental period to 13 months or to implement a reduction to the monthly payment rate, but it is uncertain whether any of these initiatives will ultimately be approved by Congress. For example, in September 2006, the OIG published a report entitled “Medicare Home Oxygen: Equipment Cost and Servicing.” The report was the result of an audit survey conducted by the OIG beginning in the fall of 2005. The survey’s stated objective was to study the average acquisition cost of oxygen concentrators and the nature and frequency of servicing. The final report included a recommendation that Congress consider further reductions to oxygen payment levels, including the possibility of limiting the maximum rental period for oxygen equipment from the DRA-mandated 36 months to 13 months. The industry has analyzed the report and shared concerns about the narrow scope of the report and its findings with the OIG, CMS, members of Congress and other government agencies. It is uncertain whether or when any of these efforts will be repeated or successful in 2008.

There were significant developments with respect to the coverage and reimbursement of certain inhalation drugs and power mobility devices in 2007 that impact our operations:
•
In October 2006, CMS issued the 2007 Healthcare Procedure Coding System (“HCPCS”) list for Medicare Part B medications. The 2007 list included new codes for certain compounded medications. The coding and reimbursement changes did not have a material impact on us due to the extremely low volume of patient-specific, physician-prescribed compounding that was performed by our inhalation pharmacies. According to the state licensing agencies associated with the states in which our inhalation pharmacies operate, the pharmacies conform to current quality and sterility standards. CMS stated that patient safety and sterility issues were found at other providers’ pharmacies, which motivated it to change the policies concerning compounded medications.

•
In response to the 2006 efforts of three Program Safeguard Contractors that oversee DME suppliers, CMS considered issuing a National Coverage Decision (“NCD”), for certain inhalation drug therapies. In the third quarter of 2007, CMS concluded that it would not issue an NCD. Rather, CMS will continue to defer decisions about the medical necessity of individual respiratory drugs to the local contractors. We cannot predict if or when CMS may reconsider this issue and how any subsequent local or national coverage limitation might impact our operations. Future decisions with respect to the coverage of inhalation drugs may have a materially adverse impact on us.

In 2007, there also were changes to the reimbursement methodology for certain inhalation drugs. CMS announced in the second quarter of 2007 that beginning in the third quarter of 2007, it would reimburse providers of inhalation drugs a blended average sales price for the drugs albuterol and Xopenex® (1). On December 29, 2007, the President signed into law the Medicare, Medicaid, and State Children’s Health Insurance Program (“SCHIP”) Extension Act of 2007, which partially reversed the CMS regulatory decision regarding Xopenex and albuterol. Beginning on April 1, 2008, Medicare will reimburse for Xopenex in the same manner as in the third quarter of 2007— by blending the average sales price of Xopenex and albuterol — but it will no longer reimburse albuterol at the blended price. The new law is expected to reduce reimbursement for albuterol to approximately the same payment level as in the second quarter of 2007. This provision may have a material and adverse impact on our 2008 results, but we are unable to quantify this impact at this time due to the fluctuation of ASP reimbursement and the fact that the second quarter 2008 ASPs will not be published until mid-March 2008. We have undertaken strategies intended to mitigate in part any potential negative impact associated with this policy change.

•
In late 2006, CMS revised the Local Coverage Determination (“LCD”) for power mobility devices resulting in reductions to the Medicare power mobility devices fee schedule. The revised fee schedule imposes reductions for certain power mobility devices of about 15%. The initial changes took effect November 15, 2006. The reduction in our revenues for 2007 resulting from these fee schedule changes was approximately $1 million. The industry is continuing work with CMS to obtain clarification and modification of the LCD. The industry also believes that Medicare beneficiary access to power mobility will be restricted by this LCD and therefore has requested revisions to the fee schedule.

We also note that there were significant developments with respect to the enrollment of Medicare DME suppliers and government enforcement efforts that could impact our operations in the future:
•
On July 2, 2007, the Secretary of HHS announced a two-year effort designed to further protect Medicare beneficiaries from fraudulent suppliers of Competitive Acquisition for Certain Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DMEPOS”). The initiative is focused on preventing deceptive companies from operating in South Florida and Southern California. Based on the results of the project, it could be expanded nationwide. Subsequently, on July 27, 2007, CMS issued a proposed rule requiring all DMEPOS suppliers to provide CMS with a surety bond of at least $65,000 for each National Provider Identifier (“NPI”), the supplier holds. The rule would ensure that Medicare can recover any erroneous payment amounts or civil money penalties up to $65,000 that result from fraudulent or abusive supplier billing practices. In addition, in August 2007, CMS announced that it would require infusion therapy providers in certain South Florida counties to resubmit applications to be enrolled as qualified Medicare suppliers. We fully support the elimination of fraudulent suppliers and are working with CMS to support these initiatives.

(1)	Xopenex is a registered trademark of Sepracor, Inc.

•
On January 25, 2008, CMS proposed regulations expanding and strengthening enrollment requirements that DME suppliers must meet to establish and maintain Medicare billing privileges. These revisions would impose additional requirements in the areas of provider insurance, marketing practices, document retention, facility location, and hours of operation. We intend to submit comments prior to the March 25, 2008 deadline. Although we have not yet had sufficient time to fully evaluate the proposed revisions and their potential impact on our operations, an initial review suggests that there will be no impact if the proposal was finalized in its current form. It is uncertain whether any or all of these proposed regulations will be finalized, however, and we cannot predict or estimate the impact of the final changes, if any.

Accreditation is becoming mandatory as a condition of enrollment and continuing participation as a Medicare DME supplier, not just for those DME suppliers participating in the competitive bidding program. We and all of our branches are accredited. DME suppliers enrolling in Medicare for the first time between January 1, 2008 and February 28, 2008, must obtain approved accreditation by January 1, 2009. DME suppliers enrolled in the Medicare program prior to January 1, 2008, must obtain approved accreditation by September 30, 2009. If we or any of our branches lose accreditation, or if any of our new branches are unable to become accredited, that could have a material adverse effect on our results of operations, cash flow and capital resources.

•
On February 7, 2008, the “Medicare Fraud Prevention Act of 2008” was introduced in the U.S. Senate. The bill would increase financial penalties and prison sentences for certain civil and criminal violations of the Social Security Act, including making false statements and violating the federal anti-kickback statute. We cannot predict whether this Act, or some revised form of it, will or will not become law.

We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates.
Medicaid Reimbursement. State Medicaid programs implement reimbursement policies for the items and services we provide that may or may not be identical to those of the Medicare program. Budget pressures on these state programs often result in pricing and coverage changes that may have a detrimental impact on our operations. States sometimes have adopted alternative pricing methodologies for certain drugs, biologicals, and home medical equipment under their Medicaid programs that reduce the level of reimbursement received by us without a corresponding offset or increase to compensate for the service costs incurred. Historically, we frequently elected to stop accepting new Medicaid patient referrals for the affected drugs, biologicals, and home medical equipment. Should these types of changes occur in the future, we may or may not elect to make similar decisions. Other states have expanded coverage for certain products and services. We cannot predict whether other states will consider reductions as well and whether any such changes could have a material adverse effect on our results of operations, cash flow and capital resources.
HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), is comprised of a number of components pertaining to the privacy and security of electronic patient health information, as well as the standard formatting of certain electronic health transactions. Many states have similar, but not identical, restrictions. The existing and any new laws or regulations have a significant effect on the manner in which we handle healthcare related data and communicate with payors. We face potential administrative, civil, and criminal sanctions if we do not comply with the existing or new laws and regulations. Imposition of these sanctions could have a material adverse effect on our operations.
Anti-Kickback Statutes. As a provider of services under the Medicare and Medicaid programs, we must comply with a provision of the federal Social Security Act, commonly known as the “federal anti-kickback statute.” The federal anti-kickback statute prohibits the offer or receipt of any bribe, kickback or rebate in return for the referral or arranging for the referral of patients, products or services covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government, including Medicare, Medicaid and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services), among others. Some courts and the OIG interpret the statute to cover any arrangement where even one purpose of the remuneration is to influence referrals. Violations of the federal anti-kickback statute may result in civil and criminal penalties and exclusion from participation in federal healthcare programs.
Due to the breadth of the federal anti-kickback statute’s broad prohibition, there are a few statutory exceptions that protect various common business transactions and arrangements from prosecution. In addition, the OIG has published safe harbor regulations that outline other arrangements that also are deemed protected from prosecution under the federal anti-kickback statute, provided all applicable criteria are met. The failure of an activity to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the federal anti-kickback law, but these arrangements will be subject to greater scrutiny by enforcement agencies.

Some states have enacted statutes and regulations similar to the federal anti-kickback law, but which apply not only to the federal healthcare programs, but any payor source of the patient. These state laws may contain exceptions and safe harbors that are different from those of the federal law and that may vary from state to state. Additionally, a number of states in which we operate have laws that prohibit fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violations of these restrictions include exclusion from state-funded healthcare programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and often have been subject to only limited court or regulatory agency interpretation. See Item 1A — Risk Factors, “Government Regulation; Healthcare Reform.”
Physician Self-Referrals. Certain provisions of the Omnibus Budget Reconciliation Act of 1993 (“Stark II”), prohibit healthcare providers such as us, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for designated health services if we have a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by us, including durable medical equipment and home health services. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. The prohibition of Stark II applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal anti-kickback law, an intent to violate the law is not required. Like the federal anti-kickback law, Stark II contains a number of statutory and regulatory exceptions intended to protect certain types of transactions and business arrangements from penalty. Compliance with all elements of the applicable Stark II exception is mandatory. We are in the process of evaluating our relationships with physicians to ensure continuing compliance with recent changes to the law’s implementing regulations. Violations of Stark II, or the Stark Law as the broader set of statutes related to the physician self-referral prohibition is known, may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs.
In addition, a number of the states in which we operate have similar prohibitions against physician self-referrals, which may not necessarily be limited to Medicare or Medicaid services and may not include the same statutory and regulator exceptions found in Stark II. See Item 1A — Risk Factors, “Government Regulation; Healthcare Reform.”
False Claims. The Federal False Claims Act imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the civil False Claims Act may result in treble damages, civil monetary penalties and exclusion from the Medicare, Medicaid, and other federally funded healthcare programs. If certain criteria are satisfied, the Federal Civil False Claims Act allows a private individual to bring a qui tam suit on behalf of the government and, if the case is successful, to share in any recovery. False Claims Act suits brought directly by the government or private individuals against healthcare providers, like us, are increasingly common and are expected to continue to increase dramatically.
The federal government has used the Federal False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. The government and a number of courts also have taken the position that claims presented in violation of certain other statutes, including the federal anti-kickback law or the Stark Law, can be considered a violation of the Federal False Claims Act, based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations, and other rules when submitting claims for reimbursement.
A number of states have enacted false claims acts that are similar to the Federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the DRA amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. Currently, over 19 states have some form of false claims act. See Item 1A — Risk Factors, “Government Regulation; Healthcare Reform.”
Other Fraud and Abuse Laws. HIPAA created, in part, two new federal crimes: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits executing a knowing and willful scheme or artifice to defraud any healthcare benefit program. A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

In recent years, the federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the healthcare fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area. See Item 1A — Risk Factors, “Government Regulation; Healthcare Reform.”
Healthcare Reform Legislation. Economic, political and regulatory influences are causing fundamental changes in the healthcare industry in the United States. Various healthcare reform proposals are formulated and proposed by the legislative and administrative branches of the federal government on a regular basis. In addition, some of the states in which we operate periodically consider various healthcare reform proposals. We anticipate that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, or when they may be adopted, or that any such reforms will not have a material adverse effect on our results of operations, cash flow, capital resources and liquidity. See Item 1A — Risk Factors, “Government Regulation; Healthcare Reform.”
Facility and Clinician Licensure. Various federal and state authorities and clinical practice boards regulate the licensure of our facilities and clinical specialists working for us, either directly as employees or on a per diem or contractual basis. Regulations and requirements vary from state to state. Several states are currently contemplating the establishment or expansion of facility licensure related to the home healthcare industry. The Company is committed to complying with all applicable licensing requirements and maintains centralized functions to manage over 4,500 facility licenses that are required to operate our business. See Item 1A — Risk Factors, “Government Regulation; Healthcare Reform.”
Employees
As of December 31, 2007, we had 13,276 employees, of which 12,518 were full-time and 758 were part-time. As of December 31, 2007, none of our employees were represented by a labor union or other labor organization. However, on February 6, 2008, we received notification from the National Labor Relations Board certifying unions in five of our branch locations.
Website Access to Reports
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments thereto and all other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on the Company’s website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Our Code of Ethical Business Conduct is also available on the Company’s website. In the event we make any amendment to, or grants any waiver from, a provision of the Code of Ethical Business Conduct that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Securities and Exchange Commission rules, we will disclose such amendment or waiver and the reasons therefor on our website — www.apria.com.
Executive Officers of the Registrant
The following sets forth certain information regarding our executive officers as of February 22, 2008, including the business experience of each executive officer during the past five years:

			First Elected as
Name	Age	Position	Executive Officer

Lawrence M. Higby	62	Chief Executive Officer and Director	2002

Lawrence A. Mastrovich	45	President and Chief Operating Officer	2002

Chris A. Karkenny	39	Executive Vice President and Chief Financial Officer	2006

William E. Monast	48	Executive Vice President, Sales	2007
Mr. Higby is the Chief Executive Officer of Apria. He has served in that capacity since February 2002 and has been a member of the Board of Directors since February 2002. He joined Apria in 1997.

Mr. Mastrovich is the President and Chief Operating Officer of Apria. He has served in that capacity since April 2002. He joined a predecessor company of Apria in 1987.
Mr. Karkenny is Executive Vice President and Chief Financial Officer of Apria. He has served in that capacity since November 2006. Prior to that, Mr. Karkenny served as Senior Vice President of Corporate Development and Treasury Operations of PacifiCare Health Systems, Inc.
Mr. Monast is Executive Vice President of Sales of Apria. He has served in that capacity since September 2007. Mr. Monast served as Division Vice President, Sales for our Eastern Division from 2006 to his appointment as Executive Vice President, Sales. Prior to that, he served as the Division Vice President of Operations for the Northeast Division from 2002 to 2006. He joined Apria in 1998.
Item 1A. RISK FACTORS
Statements made by us in this Annual Report on Form 10-K and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21 of the Securities Exchange Act of 1934. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. In addition, statements regarding our estimates or expectations as to the impact of changes in laws, regulations and reimbursement, including any statements regarding the anticipated financial impact, are forward-looking statements. All forward-looking statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Any such forward-looking statements, whether made in this Annual Report on Form 10-K or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this Annual Report on Form 10-K, except as required by law.
We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this Annual Report on Form 10-K. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. The following risk factors are not an exhaustive list of the risks associated with our business. New factors may emerge or changes to these risks could occur that could materially affect our business.
Collectibility of Accounts Receivable — Our Failure to Maintain Controls and Processes Over Billing and Collecting or the Deterioration of the Financial Condition of Our Payors Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition.
The collection of accounts receivable is one of our most significant challenges and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. Further, some of our payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. If we are unable to properly bill and collect our accounts receivable, our results will be adversely affected.
Operating Systems and Controls — Our Failure to Successfully Design and Implement Computer and Other System Modifications to Maximize Productivity Could Ultimately Have a Significant Negative Impact on Our Results of Operations and Financial Condition.
We have identified a number of areas throughout our operations where we intend to modify the current processes or systems in order to attain a higher level of productivity. The ultimate cost savings expected from the successful design and implementation of such initiatives will be necessary to help offset the impact of Medicare and Medicaid reimbursement reductions and continued downward pressure on pricing. Our failure to successfully design and implement our planned system modifications and other productivity improvements could have a significant impact on our operations and financial condition. Further, the implementation of these system changes could have a disruptive effect on related transaction processing and operations.

Medicare/Medicaid Reimbursement Rates — Continued Reductions in Medicare and Medicaid Reimbursement Rates Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition.
Medicare Reimbursement Reductions. There are ongoing legislative and regulatory efforts to reduce or otherwise adversely affect Medicare reimbursement rates for products and services we provide. For example, the regulations implementing the mandates under the MMA, reduced the reimbursement for a number of products and services we provide and established a competitive bidding program for certain durable medical equipment under Medicare Part B. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries in the CBAs. Competitive bidding is scheduled to begin in 10 of the largest metropolitan statistical areas in 2008, with 70 additional markets to be added in 2009 and nationwide implementation in 2010. See Item 1 — Business — “Government Regulation — Medicare Reimbursement” for additional information regarding the competitive bidding program. Further, the DRA resulted in reduced reimbursement rates for certain durable medical equipment, including the home oxygen equipment and services we provide, a reduced period for rental revenue, and potential increased costs to us associated with replacement of certain patient-owned equipment. There have been proposals by the President and the Congress to further reduce the maximum capped rental period for oxygen below the 36-month level mandated by the DRA to 13 and 18 months, respectively. While these proposals have not been enacted, similar proposals are likely to be raised in the near future. See Item 1 — Business — “Government Regulation — Medicare Reimbursement” for additional information regarding the DRA and these proposals.
In addition to these activities, certain other proposed legislative and regulatory activities may affect reimbursement policies and rates for other items and services we provide. These enacted and proposed changes, including actual or pending proposed reductions in Medicare reimbursement rates or rental periods for our products and services, could have a material adverse effect on our results of operations, cash flow, capital resources and liquidity.
Medicaid Reimbursement Reductions. There are ongoing state and federal legislative and regulatory efforts to reduce or otherwise adversely affect Medicaid reimbursement rates for products and services we provide. For a number of years, some states have adopted alternative pricing methodologies for certain drugs, biologicals and home medical equipment reimbursed under the Medicaid program. In a number of states, the changes reduced the level of reimbursement we received for these items without a corresponding offset or increase to compensate for the service costs we incurred. In several of those states, we elected to stop accepting new Medicaid patient referrals for the affected drugs and biologicals. In light of continuing budget pressure states may continue to consider new or other reductions in Medicaid reimbursement for drugs, biologicals, and other durable medical equipment and affiliated services. In addition, changes to the federal regulations pertaining to prescription drug pricing may also impact the ultimate Medicaid reimbursement available to us.
We cannot estimate the ultimate impact of all legislated and contemplated Medicare and Medicaid reimbursement changes or provide assurance to investors that additional reimbursement reductions will not be made or will not have an adverse effect on our results of operations, cash flow, capital resources and liquidity.
For further information, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Medicare Reimbursement” and see Item 1 — Business — “Government Regulation — Medicare and Medicaid Reimbursement.”
Other Pricing Pressures — We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us.
As the result of continuing reductions in payor reimbursement, we, like many other healthcare companies, are making substantial efforts to reduce our costs in providing healthcare services and products. Certain managed care organizations, larger group purchasing organizations, and supplier groups also are regularly attempting to seek reductions in the prices at which we provide services to them and their patients. We have a large number of contractual arrangements with managed care organizations and other parties, which represented approximately 65% of our total net revenues for the year ended December 31, 2007, and we expect that we will continue to enter into more of these contractual arrangements. If we are unable to successfully reduce our costs, we may be unable to continue to provide services directly to patients of certain payors or through these contractual arrangements. This would have a material adverse effect on our business, results of operations, cash flow, capital resources and liquidity.
The segment of the healthcare market in which we operate is highly competitive. In each of our service lines, there are a number of national providers and numerous regional and local providers. Other types of healthcare providers, including industrial gas manufacturers, individual hospitals and hospital systems, home health agencies and health maintenance organizations have entered and may continue to enter the market to compete with our various service lines. With access to significantly greater financial and market resources than what is available to us, some of these competitors may be better positioned to compete in the market. This may increase pricing pressure and limit our ability to maintain or increase our market share and may have a material adverse effect on our results of operations, cash flow, capital resources and liquidity.

Government Regulation; Healthcare Reform — Non-Compliance with Laws and Regulations Applicable to Our Business and Future Changes in Those Laws and Regulations Could Have a Material Adverse Effect on Us.
We are subject to stringent laws and regulations at both the federal and state levels, requiring compliance with burdensome and complex billing, substantiation and record-keeping requirements. Financial relationships between us and physicians and other referral sources are also subject to strict limitations. In addition, strict licensing and safety requirements apply to the provision of services, pharmaceuticals and medical equipment. Violations of these laws and regulations could subject us to severe fines, facility shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Government officials and the public will continue to debate healthcare reform. Potential new federal or state public policy changes to cover the uninsured could ultimately also affect payment rates to providers or initiate new provider fees or taxes. Changes in public policy, healthcare law, new interpretations of existing laws, or changes in payment methodology may have a significant effect on our business, results of operations, cash flow, capital resources and liquidity.
Facility and Clinician Licensure — Our Failure to Maintain Required Licensure for Our Facilities and Clinical Employees Could Impact Our Operations.
As part of our agreements with federal and managed care payors, we are required to maintain the required state and/or federal licensure for our facilities. Certain employees — primarily those with clinical expertise in pharmacy, nursing, respiratory therapy and nutrition — are required to maintain one or more licenses to practice in their home state or adjacent states. The Company manages the facility licensing function centrally and believes that it has the correct controls in place to ensure that all facilities are appropriately licensed. In addition, although individual clinical employees are responsible for obtaining, maintaining and renewing their applicable clinical licenses, the company also has processes in place designed to notify branch or pharmacy managers of renewal dates for the clinical employees under their supervision. Although we believe we have the right systems in place to monitor licensure, our failure to maintain appropriate licensure for our facilities and clinicians could result in refunds to federal payors, sanctions or fines.
Economic and Political Events, International Conflicts and Natural Disasters — Significant Global or Regional Developments That Are Out of the Company’s Control Could Have a Material Adverse Effect on Us.
Further reductions in reimbursement from Medicare and Medicaid programs could result if there is a significant change in government spending priorities. The costs of military and security activities or prolonged relief efforts in response to a natural disaster could increase pressure to reduce government expenditures for other purposes, including government-funded programs such as Medicare and Medicaid. Such further reimbursement reductions could have a material adverse effect on our business, results of operations and liquidity.
Our Variable Rate Indebtedness Subjects Us to Interest Rate Risk, Which Could Cause Our Debt Service Obligations to Increase Significantly.
Borrowings under our senior secured credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease.
Our Strategic Growth Plan, Which Involves the Acquisition of Other Companies, Including Coram, May Not Succeed.
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
We May Not Realize Benefits from the Acquisition of Coram Because of Integration and Other Challenges.
Our failure to meet the challenges involved in successfully integrating Coram and our home infusion therapy business or otherwise to realize the anticipated benefits or synergies of the acquisition could seriously harm our results of operations. The integration of Coram’s operations is a complex, time-consuming and expensive process that could significantly disrupt our and Coram’s business, even with proper planning and implementation. In addition to the integration risks referenced in the preceding risk factor, our ability to realize the anticipated benefits and synergies could be adversely impacted by practical, legal or regulatory constraints on our ability to combine operations. If we do not successfully integrate the operations of Coram and our home infusion therapy business in a timely manner, or at all, we may not realize the anticipated benefits or synergies of the acquisition to the extent, or in the timeframe, anticipated. In addition, the anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a successful integration.
We May Not Have the Funds Necessary to Repurchase our 3 3/8% Convertible Senior Notes on September 1, 2008.
Pursuant to the terms of the indenture governing our 3 3/8% Convertible Subordinated Notes, on September 1, 2008, the holders of the notes may elect to require us to repurchase all or a portion of their notes for cash. Additionally, if we are required to redeem the entire principal amount of the notes, it would be subject to a tax payment of $30 million. Our ability to refinance these amounts are dependent on many factors, including, but not limited to, the credit markets and our credit rating. Our failure to repurchase the notes when required by the noteholders would result in an event of default with respect to the notes. We cannot assure you that we will have sufficient financial resources or will be able to arrange for alternative financing to pay the aggregate repurchase price in cash for any notes tendered for repurchase by the holders thereof on September 1, 2008, nor can we assure you that we will have the funding available to pay the associated tax liability. Our failure to satisfy these requirement could have a negative impact on our business and operations.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
We lease our headquarters, located in Lake Forest, California, which consists of approximately 100,000 square feet of office space. The lease expires in 2011.
We have approximately 550 locations that serve patients in all 50 states, including branches, billing centers, pharmacies, warehouse and storage facilities. The regional facilities usually house a branch and various regional support functions such as repair, billing and distribution. The regional facilities are typically located in light industrial areas and generally range from 16,000 to 133,000 square feet. The typical branch facility, other than those that share a building with a region, is a combination warehouse and office and can range from 650 to 50,000 square feet. We lease substantially all of our facilities with lease terms of ten years or less.
Item 3. LEGAL PROCEEDINGS
We are the defendant in a purported California class action lawsuit asserting blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. The original claim was filed by Jesus Venegas on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC — 06 — 449669). The complaint seeks compensatory damages in an unspecified amount as well as other relief on behalf of a purported class consisting of certain of our hourly employees in the State of California. We filed an answer to the complaint denying all material allegations and asserting a number of affirmative defenses, and successfully pursued motions for summary adjudication eliminating the tort based claims such as false imprisonment, fraud and unjust enrichment, as well as claims for punitive damages and a declaratory judgment. Based on the investigation of the allegations we have made to date, we believe there are meritorious defenses to the claims and intend to continue a vigorous defense of the lawsuit. At a case management conference held on January 30, 2008, the Court established a new trial date of January 26, 2009. In addition, the court set March 7, 2008 as the date for a hearing on the composition of the putative class and August 27, 2008 as the date for a hearing on the issue of whether this case may be certified as a class action. Until a final decision is made with respect to the plaintiff’s class action allegations, no assurances can be given that the ultimate disposition of this case will not have a material adverse effect on our financial condition or results of operations.
We are also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business, the outcomes of which are not determinable at this time. We have insurance policies covering such potential losses where such coverage is cost effective. In our opinion, any liability that might be incurred by us upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Registrant’s Common Equity
Our common stock is traded on the New York Stock Exchange under the symbol “AHG.” The following table presents information on the range of high and low sales prices per share of common stock since January 1, 2006 for the quarterly periods indicated:

	High	Low
Year ended December 31, 2007
First quarter	$33.11	$26.36
Second quarter	34.36	27.84
Third quarter	31.57	22.23
Fourth quarter	27.93	20.11

Year ended December 31, 2006
First quarter	$24.76	$21.69
Second quarter	22.92	17.37
Third quarter	22.95	17.38
Fourth quarter	27.70	19.25
As of February 15, 2008, there were 350 holders of record of our common stock. We have not declared or paid cash dividends on our common stock. While we regularly assess our dividend policy, we have no current plans to declare a dividend. Our ability to pay dividends is also prohibited, subject to certain limited exceptions, by the provisions of our revolving credit facility. Earnings and other cash resources will continue to be used in the expansion of our business.
Equity Compensation Plans
The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2007:

Number of
	Securities		Number of
	to be Issued Upon	Weighted Average	Securities Remaining
	Exercise of	Exercise Price of	Available for Future
	Outstanding	Outstanding	Issuance Under
	Options,	Options,	Equity
	Warrants and	Warrants and	Compensation
Plan Category	Rights	Rights	Plans
Equity compensation plans approved by stockholders	3,838,133	$25.42	2,760,957
Equity compensation plans not approved by stockholders	172,250	$20.97	—

Totals	4,010,383	$25.23	2,760,957

Our 1998 Nonqualified Stock Incentive Plan (the “1998 Plan”) is the only equity compensation plan that has not been approved by stockholders. The 1998 Plan was approved by the Board of Directors on December 15, 1998 and became effective as of that date. The 1998 Plan provided for the grant of, among other things, stock options, stock appreciation rights, restricted stock, stock bonuses, performance share awards and dividend equivalents to attract, motivate, retain and reward officers, directors and key employees for high levels of individual performance and improved financial performance of the Company. The 1998 Plan provided that, subject to certain limitations set forth therein, the committee administering the 1998 Plan had the authority to determine the number of shares of common stock subject to each award; the price, if any, to be paid for the shares or the award; the terms of the award and any restrictions placed thereon, and in the case of performance share awards, the specific objectives, goals and performance criteria that further define the terms of the performance share award; the exercisability and vesting schedule of an award, except that no award could be exercisable or vest until at least six months after the date the award was granted; and the expiration date of an award, except that in the case of stock options or other rights to acquire common stock, the expiration date could be no later than the date that was ten years after the date the award was granted. When stockholder approval of the 2003 Performance Incentive Plan was obtained, the ability to grant additional awards under the 1998 Plan was terminated.

Item 6. SELECTED FINANCIAL DATA
We derived the Statements of Income data for 2007 from our audited Consolidated Financial Statements and notes thereto appearing in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K. We derived the Statements of Income data for 2006 and 2005 from our audited restated Consolidated Financial Statements and notes thereto appearing in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K. We derived the Balance Sheet data for 2007 from our audited Consolidated Financial Statements and notes thereto appearing in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K. We derived the Balance Sheet data for 2006 from our restated consolidated Financial Statements and notes thereto appearing in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The Consolidated Statement of Operations data for 2004 and 2003, and the Consolidated Balance Sheet data as of the years ended December 31, 2005, 2004 and 2003 are presented on an unaudited basis and should be read in conjunction with the Consolidated Financial Statements and related notes thereto and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
Statements of Income Data:
Net revenues	$1,631,801	$1,516,691	$1,475,670	$1,448,631	$1,378,907
Net income	86,039	74,263	68,483	112,017	114,839

Basic net income per common share	$1.98	$1.75	$1.42	$2.27	$2.15

Diluted net income per common share	$1.95	$1.73	$1.40	$2.23	$2.13

Balance Sheet Data (As of December 31):
Total assets	$1,597,802	$1,154,636	$1,198,461	$1,120,253	$1,055,198
Long-term obligations, including current maturities	687,283	487,145	645,320	480,858	500,763
Stockholders’ equity	512,025	399,693	311,651	389,129	350,884

(1)
We acquired Coram on December 3, 2007 for an aggregate cash payment of approximately $350 million. This acquisition affects the comparability of 2007 financial information to prior fiscal years. The results of operations and financial condition of Coram have been included in our consolidated financial statements since the acquisition date. See Note 5 — Business Combinations, contained in the Notes to the Consolidated Financial Statements for a detailed discussion of this acquisition.

(2)	Net revenue for 2006 reflects $15.0 million in incremental Medicare reimbursement reductions for respiratory drugs, oxygen and oxygen equipment.

(3)
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

(4)
Net income for 2004 reflects the write-off of deferred debt issuance costs of $2.7 million associated with the November 2004 refinancing of the Company’s bank loans. Net revenues for 2004 were reduced by $15.2 million in Medicare reimbursement reductions on respiratory medications.

(5)
The balance sheet data at December 31, 2003 reflects the issuance of convertible senior notes in the aggregate principal amount of $250 million and the concurrent repurchase of common stock with $100.0 million of the proceeds.

We did not pay any cash dividends on our common stock during any of the periods set forth in the table above.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All information set forth in this Item 7 — Management’s Discussion and Analysis with respect to 2006 and 2005 includes the effects thereon of the restatement, if any. See the “Explanatory Note” and Note 2 — Restatement of Consolidated Financial Statements, contained in the Notes to Consolidated Financial Statements in Item 8 for a more detailed discussion of the restatement.
Overview. We operate in the home healthcare segment of the healthcare industry and provide services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three lines, we provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. We provide these services to patients through approximately 550 locations throughout the United States.
Our home respiratory therapy and home medical equipment service line branch locations are organized into three geographic divisions. We evaluate operating results on a geographic basis and, therefore, view each division as a reporting unit. All divisions provide the same products and services, including home respiratory therapy, home infusion therapy and home medical equipment, except for the recently acquired Coram business which provides home infusion therapy services only. For financial reporting purposes, all our operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Strategy. Our strategy is to position ourselves in the marketplace as the low cost, quality provider of a broad range of home healthcare services to managed care and government customers. The specific elements of our strategy are to:
•	achieve strong organic sales growth and increase market share;

•	leverage our nationwide infrastructure to reduce costs and expand profits;

•	deliver superior customer service;

•	attract, develop and advance leaders within the Company;

•	operate our business ethically; and

•	maintain independent accreditation at all locations.
Recent Events. On December 3, 2007, we completed the acquisition of Coram, Inc. Coram, headquartered in Denver, Colorado, was a privately-held, national provider of home infusion and specialty pharmaceutical services to approximately 65,000 patients through a network of more than 70 home infusion branches across the country and 50 company-owned and operated ambulatory infusion suites. Coram has approximately 2,100 employees nationwide. Under the terms of the merger agreement, we acquired Coram for a cash price of $350 million.
Critical Accounting Policies. We consider the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to our consolidated financial statements. These policies require the most complex and subjective judgments of management. Additionally, the accounting policies related to goodwill, long-lived assets, share-based compensation and income taxes require significant judgment.
Revenue and Accounts Receivable. Revenues are recognized under fee for service arrangements through equipment we rent to patients, sales of equipment, supplies, pharmaceuticals and other items we sell to patients and lastly, through capitation payments received from third party payors for services and equipment we provide to the patients of these payors. Revenue generated from equipment that we rent to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 10%, 11% and 11% of total net revenues for 2007, 2006 and 2005, respectively. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. For the years 2007, 2006 and 2005, revenues reimbursed under arrangements with Medicare and Medicaid were approximately 35%, 36% and 39%, respectively, as a percentage of total revenues. In all three years presented, no other third-party payor group represented more than 9% of the Company’s revenues. In fee for service arrangement revenue, rental and sale revenues comprise approximately $730,492,000 or 49.9% and $734,811,000 or 50.1%; $701,224,000 or 51.7% and $653,978,000 or 48.3%; and $704,607,000 or 53.0% and $624,739,000 or 47.0% in 2007, 2006 and 2005, respectively.

Emerging Issues Task Force Topic 00-21, Revenue Arrangements with Multiple Deliverables, addresses the accounting for revenues in which multiple products and/or services are delivered at different times under one arrangement with a customer, and provides guidance in determining whether multiple deliverables should be considered as separate units of accounting. In our business, we have multiple products that are delivered to patients. These arrangements involve equipment that is rented and related supplies that may be sold that cannot be returned. In our revenue recognition policy regarding arrangements with multiple deliverables, revenue is recognized when each deliverable is provided to the patient. For example, revenues from equipment rental supplies sales are recognized upon confirmation of delivery of the products, as the supplies sold are considered a separate unit of accounting.
We perform various analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. We apply specified percentages to the accounts receivable aging to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age; accounts aged in excess of 360 days are reserved at 100%. We establish and monitor these percentages through analyses of historical realization data, accounts receivable aging trends, other operating trends, the extent of contracted business and business combinations. Also considered are relevant business conditions such as governmental and managed care payor claims processing procedures and system changes. If indicated by such analyses, we may periodically adjust the uncollectible estimate and corresponding percentages. Further, focused reviews of certain large and/or problematic payors are performed to determine if overall reserve levels are sufficient.
Deferred Revenue and Deferred Expenses. We account for the rental of equipment that we rent to patients under SFAS No. 13, “Accounting for Leases.” Under SFAS No. 13 a lessor is required to recognize rental income over the lease term. We bill for the rental of patient equipment on a monthly basis beginning on the date the equipment is delivered. Since deliveries can occur on any day during a month, we defer for the amount of billings that apply to the next month.
The accounting for the deferral of expenses by lessors is addressed by SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” We defer only the direct costs associated with the initial rental period in accordance with SFAS No. 91.
Goodwill and Long-Lived Assets. Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. The Company has selected December 31 to perform its annual impairment test. Also, we test for impairment of our intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our goodwill impairment test is conducted at a “reporting unit” level and compares each reporting unit’s fair value to its carrying value. We have determined that our geographic divisions are reporting units under SFAS No. 142. The measurement of fair value for each division is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. In projecting our reporting units’ cash flows, we consider industry growth rates and trends, known and potential reimbursement reductions, cost structure changes and local circumstances specific to a division. Based on our tests and reviews, no impairment of our goodwill, intangible assets or other long-lived assets existed at December 31, 2007. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value. The goodwill and intangible amounts related to our December 3, 2007 acquisition of Coram are based upon preliminary estimates that are subject to change in 2008 upon completion of the final valuation analysis.
Share-Based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” We elected to employ the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.
For the year ended December 31, 2007, we recorded share-based compensation expense of $11,150,000. All such compensation is reflected in the accompanying condensed consolidated income statement within the selling, distribution and administrative expense line item. Share-based compensation expense recognized in 2007 and 2006 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for periods prior to 2006, we accounted for forfeitures as they occurred.

For the years ended December 31, 2007 and 2006, our adoption of SFAS No. 123(R) reduced our operating income and income before taxes by $3,177,000 and $2,323,000, respectively. Net income was reduced by $2,571,000 and $1,737,000, respectively. Basic and diluted earnings per share were each reduced by $0.06 and $0.04, respectively. The adoption of SFAS No. 123(R) did not affect cash flow.
We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The key input assumptions that were utilized in the valuation of the stock options granted during the year ended December 31, 2007 are summarized in the table below.

Expected option term(1)	4.6 years
Expected volatility(2)	29.9%
Risk-free interest rate(3)	4.5%
Expected annual dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	Expected volatility represents a combination of historical stock price volatility and implied volatility from publicly-traded options on our common stock.

(3)	The risk-free interest rate is based on the implied yield on a U.S. Treasury zero coupon issue with a remaining term equal to the expected term of the option.
As of December 31, 2007, total unrecognized stock-based compensation cost related to unvested stock options was $6,907,000, which is expected to be expensed over a weighted-average period of 1.89 years; the total unrecognized stock-based compensation cost related to unvested restricted stock purchase rights was $2,044,000, which is expected to be expensed over a weighted-average period of 2.32 years; and the total unrecognized stock-based compensation cost related to unvested restricted stock awards and units was $11,871,000, which is expected to be expensed over a weighted-average period of 2.43 years.
Income Taxes. We provide for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining the necessity and amount of a valuation allowance, management considers our current and past performance, the market environment in which we operate, tax planning strategies and the length of tax benefit carryforward periods.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109. FIN 48 creates a comprehensive model to address accounting for uncertainty in tax positions and it clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial statement purposes. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
As of January 1, 2007, we adopted FIN 48 and increased our liability for unrecognized tax benefits by recording a cumulative effect adjustment of $4.2 million. This cumulative effect adjustment was recorded as a reduction to the retained earnings balance at January 1, 2007. Prior to January 1, 2007, we accounted for our tax contingencies under the principles of SFAS No. 5, “Accounting for Contingencies.”
Our provision for income taxes is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining the provision for income taxes. We are routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, we believe that the recorded tax liabilities appropriately reflect our potential obligations under FIN 48.

Government Regulation
We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement under various government programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Corporate contract services and legal department personnel review and approve written contracts, such as billing contracts and discount agreements, subject to these laws. We also maintain various educational and audit programs designed to keep our managers updated and informed regarding developments on these topics and to reinforce to employees our policy of strict compliance in this area. Notwithstanding these measures, violations of these laws and regulations may still occur. See Item 1A — Risk Factors, “Government Regulation; Healthcare Reform.”
Medicare and Medicaid Reimbursement. In 2007, approximately 35% of our revenues were reimbursed under arrangements with Medicare and Medicaid. For 2008, we estimate that the percentage of our revenues reimbursed under arrangements with Medicare and Medicaid will be approximately 31%, although the actual percentage of our revenues reimbursed under these arrangements may be different. No other third-party payor represented more than 9% of our 2007 total net revenues. The majority of our revenues are derived from rental income on equipment rented to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 10%, 11% and 11%, respectively, of total net revenues for 2007, 2006 and 2005.
Medicare Reimbursement. There are a number of historic and ongoing legislative and regulatory activities in Congress and at the Centers for Medicare and Medicaid Services (“CMS”), that affect or may affect Medicare reimbursement policies for products and services we provide. Certain provisions that impact or may impact our business are outlined below in chronological order.
The Balanced Budget Act of 1997 granted authority to the U.S. Department of Health and Human Services (“HHS”), to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an “inherent reasonableness” authority. Pursuant to that authority, CMS published a final rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. Neither HHS nor CMS has issued any subsequent communication or information for several years and, therefore, we cannot predict whether or when HHS would exercise its authority in this area or predict any negative impact of any such change.
In September 2003, the OIG issued a proposed rule intended to clarify certain terms and the application of program authority to exclude claims containing excessive charges. Under the rule, absent good cause, a provider could be excluded if its charges to Medicare or Medicaid were substantially in excess of the provider’s usual charges. The proposed clarification defined “substantially in excess” as charges that are 120% or more of the provider’s usual charges. We, along with many other providers and members of the public, submitted formal comments to the OIG regarding the proposed rule in the fall of 2003. As of June 18, 2007, the OIG withdrew its proposed rule, but stated that it will continue to evaluate billing patterns on a case-by-case basis where Medicare and Medicaid are charged more than other payors without good cause. We cannot at this time quantify any negative impact that the evaluation of billing patterns by the OIG may have on us.
The Medicare Prescription Drug, Improvement, and Modernization Act (“MMA”), which the President signed in December 2003, contained numerous provisions that were significant to us and continue to have an impact on our operations today. Significant provisions, along with subsequent developments, are as follows:
•
A freeze on annual payment increases for most durable medical equipment — The freeze commenced in 2004 and will continue through 2008. After 2008, the payment update for equipment not subject to competitive bidding will be equal to the Consumer Price Index for urban consumers.

•
Reimbursement reductions for five durable medical equipment categories — Reimbursement for most oxygen and oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds, and air mattresses, became based on the median price paid for such items on behalf of beneficiaries of federal employee health benefit plans. Subsequent legislation has further modified some reimbursement methodology for certain items, such as power wheelchairs and oxygen and oxygen equipment, as described below.

•
Reimbursement reductions for inhalation drugs — Beginning January 2005, Medicare Part B reimbursement for most drugs, including inhalation drugs, became based upon the manufacturer-reported average sales price (“ASP”) (subject to adjustment each quarter), plus 6%, plus a separate dispensing fee per patient episode. CMS publishes the ASP plus 6% payment levels several weeks before the first day of each quarter, and we have no way of knowing if the quarterly ASPs will increase or decrease since manufacturers report applicable sales price information directly to CMS. Since 2006, dispensing fees have remained at $57.00 for a 30-day supply for a new patient, $33.00 for each 30-day supply thereafter, and $66.00 for each 90-day supply. Effective July 1, 2007, Medicare no longer reimburses providers for compounded inhalation drugs. Because our compounding levels are minimal, this change has no significant effect on us. Subsequent regulations and legislation have further modified reimbursement methodologies for certain inhalation therapies, as described below.

The reimbursement methodology for non-compounded, infused drugs administered through Durable Medical Equipment (“DME”), such as infusion pumps, was not affected by this change. It remains based upon either 95% of the October 1, 2003 Average Wholesale Price (“AWP”) or, for those drugs whose AWPs were not published in the applicable 2003 compendia, at 95% of the first published AWP.

•
Establishment of a competitive bidding program for Medicare Part B — The MMA required implementation of a competitive bidding program for certain DME, and on April 10, 2007, CMS published a final rule implementing such a Medicare Part B competitive bidding program. By statute, CMS is required to implement the DME competitive bidding program over time, with the first phase establishing competitive bidding in 10 of the largest metropolitan statistical areas (“MSAs”), for 2008, with 70 additional markets to be added in 2009, and nationwide implementation in 2010. Our bids for the first round have been submitted. On January 8, 2008, CMS announced the 70 MSAs and product categories for the second round of the competitive bidding program. The exact Competitive Bidding Areas (“CBAs”) will be further clarified in early 2008. CMS anticipates the formal bid process for the second round will begin in the summer of 2008, with implementation in 2009.

Competitive bidding imposes a significant risk to suppliers of DME. If a DME supplier operating in a CBA, is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DME items supplied in that CBA for the time period covered by the competitive bidding program (unless a supplier is covered by the “grandfathering” provision for existing oxygen or capped rental patients discussed below). Because the applicable statute mandates savings and CMS’ bidding rules require that bids must be less than current Medicare allowable rates, a DME supplier awarded one of the winning bids for the CBA will receive lower Medicare payment rates than those in existence prior to competitive bidding. In addition, there is a risk that the new competitive bidding prices will become a new benchmark for reimbursement from private payors. As competitive bidding is phased in across the country, we and most DME suppliers will likely experience a substantial reduction in reimbursement.

Based upon criteria described in the final rule governing competitive bidding, CMS identified both the ten MSAs and product categories for the initial phase of the program. We service all nine of the domestic markets included in the list of initial ten CBAs (Puerto Rico markets excluded). Nine of the ten product categories selected for the first phase are common to all nine domestic markets. The tenth product category is specific to the Miami and Puerto Rico markets only. In the first phase, CMS accepted bids from suppliers for the following product categories: Oxygen Supplies and Equipment; Standard Power Wheelchairs, Scooters and Related Accessories; Complex Rehabilitative Power Wheelchairs and Related Accessories; Mail-Order Diabetic Supplies; Enteral Nutrients, Equipment and Supplies; Continuous Positive Airway Pressure Devices, Respiratory Assist Devices and Related Supplies and Accessories; Hospital Beds and Related Accessories; Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories; Walkers and Related Accessories; and (Miami and Puerto Rico only) Support Surfaces (group 2 mattresses and overlays).

The bidding process for the first round of competitive bidding was complex and subject to deadline extensions. The deadline for suppliers to submit bids for participation in the first round of the program was originally 60 days after issuance of the Request for Bids (“RFBs”). However, after issuing the RFBs in mid-May 2007, CMS and its Competitive Bidding Implementation Contractor, extended the deadline for bid submission three times in response to concerns raised by individual suppliers, industry associations and Congress about difficulties experienced with the bid process and Internet-based application process. The revised deadline for submission was September 25, 2007, and we submitted timely bids. Suppliers also must be accredited entities to take part in the program. The accreditation deadline was October 31, 2007; we already are an accredited entity. CMS anticipates that it will announce the winning bidders by March 2008 and expects that the new payment levels will go into effect for the selected DME product categories in the initial ten CBAs beginning July 1, 2008. Contracts with winning bidders for the first round of competitive bidding are expected to be three years in length, except for diabetic supplies, which are expected to be 21 months in length. Consequently, the contract period for mail order diabetic supplies is expected to be from July 1, 2008 to March 31, 2010 and the contract period for all other first round product categories is expected to be from July 1, 2008 to June 30, 2011. New competitive bidding periods in the initial ten markets are expected to begin after the initial contracts end.

The final rule governing competitive bidding, among other things, generally requires Medicare beneficiaries who live in a CBA to receive equipment and services that are included within the competitive bidding program exclusively from suppliers who are awarded contracts by CMS, with a few exceptions. The reimbursement rate for the items and services will be the single payment rate that is determined through the bid process. The revenue associated with the items subject to competitive bidding in the initial year of the program represents less than 2% of our 2007 total net revenue. If we become a winning contract supplier in each of the nine initial CBAs serviced by us, and assuming that the CMS estimation of the 10% to 15% reduction in payment for these services is realized, then we estimate this would have caused less than a 0.3% decline in our 2007 total net revenue, if 2007 had been the initial year of competitive bidding. However, the actual impact of the initial year of competitive bidding on our total net revenue will likely be different. Likewise, we cannot predict or guarantee that the reimbursement rates in the CBAs will be reduced as CMS has estimated, or will not be even lower than the CMS projections.

In the second and subsequent years of competitive bidding, we expect that the adverse financial impact will increase substantially in amounts that cannot currently be determined. If we are selected as a winning contract supplier in any CBA during any of the competitive bidding periods, we believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share, but at lower reimbursement rates. However, there is no guarantee that we will be selected as a winning contract supplier and be awarded a competitive bidding contract by CMS in any of the initial or subsequent CBAs. If we are not selected as a contract supplier for a particular CBA, we will generally not be allowed to supply Medicare beneficiaries with products subject to competitive bidding within that CBA, unless we elect to continue providing service to existing patients under the “grandfathering” provision of the final rule. Under this provision, a supplier may continue to supply certain existing patients that were serviced prior to the implementation of competitive bidding even if the supplier was not awarded a contract, provided certain conditions are met. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position even if we are not selected as a contract supplier for a particular CBA.

•
Incentives for the expansion of Medicare Part C (Medicare Advantage) — The MMA included financial incentives for managed care plans to expand their provision of Medicare Advantage plans in 2006 in an effort to attract more Medicare beneficiaries to managed care models. We maintain contracts to provide respiratory therapy, infusion and medical equipment and related services to a significant number of managed care plans nationwide.

•
Reimbursement for home infusion therapy under Medicare Part D — A limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. The MMA, through the new Medicare Part D program, provided expanded coverage for certain home infusion therapy drugs, but excluded coverage for the corresponding supplies and clinical services needed to safely and effectively administer these drugs. We have contracted with a limited number of Medicare Part D prescription drug plans in order to provide continuity of care for certain patients. Due to nationwide Part D implementation issues experienced by home infusion providers, the industry is continuing to work with CMS and Congress to rectify the coverage and payment limitations that are causing implementation challenges for providers, patients and referral sources. A bill was introduced in Congress in the summer of 2006 to consolidate home infusion therapy coverage under Part B, and a similar bill was reintroduced in 2007. This legislation would provide for infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector. At this time, we cannot assess whether any of the proposed legislation, or similar legislation that may be introduced in 2008, will become law in 2008 or subsequent years.

The Deficit Reduction Act of 2005 (“DRA”), was signed by the President in February 2006. A number of lawsuits were subsequently filed to prevent its implementation because the House and Senate approved different versions of the bill due to a clerical error. Four of these cases were dismissed at the district court level. Two cases were pursued on appeal, and the court of appeals in each case affirmed the district’s court’s decision to dismiss the claims. A petition for a writ of certiorari was filed in both cases and has been denied in one case and is currently pending in the other. As written, the legislation and its implementing regulations contain the following provisions that have impacted or will impact our Medicare reimbursement:
•
Beginning with patients who received products and services as of January 2006, ownership of durable medical equipment currently categorized in the capped rental category by CMS, such as hospital beds, wheelchairs, nebulizers, patient lifts and continuous positive airway pressure devices, automatically transfers to the Medicare beneficiary at the end of a maximum rental period. As of January 1, 2006, the maximum rental period became 13 months. Therefore the first month in which the new policy had an impact on our revenue was February 2007. In addition, the service and maintenance fee, which had been paid to suppliers twice yearly after the rental period ended in order to cover various non-equipment service costs for patients who require use of the equipment, was eliminated for those patients who commenced service on or after January 1, 2006. Implementing regulations also imposed other repair and replacement obligations on suppliers with respect to equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years. We estimate that the reduction in rental revenues for impacted DME products and the loss of the service and maintenance fees in 2007 was approximately $4.0 million and $0.9 million, respectively. The 2007 estimate assumes the loss of the service and maintenance fee component for one quarter as the effect of the loss impacted the latter part of the year primarily. This estimate is subject to assumptions and uncertainties and the actual negative impact on revenue and fees may be greater or less.

•
Reimbursement for oxygen equipment converted from an ongoing rental method to a capped rental and rent-to-purchase method. Reimbursement for rental of oxygen equipment is limited to 36 months, after which time the ownership of the equipment transfers to the patient, who assumes primary responsibility for identifying when repairs or preventive maintenance are needed. The 36-month rental period was retroactively applied to January 1, 2006 for all beneficiaries requiring oxygen as of December 31, 2005. Accordingly, January 2009 is the first month in which the transfer of ownership for oxygen equipment and the new repair and maintenance policy will impact us. The implementing DRA regulations also established new payment classes for oxygen equipment, including transfilling and portable equipment, new monthly rental reimbursement rates, and new reimbursement rates for the delivery of oxygen contents for patient-owned equipment after title to the equipment transfers. The new reimbursement amounts went into effect January 1, 2007. CMS will annually review the utilization patterns and fee schedule rates and consider whether an adjustment to the payment rates is needed in order to satisfy the statutory mandate of budget neutrality.

Regarding repairs and maintenance of beneficiary-owned oxygen equipment, the implementing DRA regulations permit payment to suppliers for general maintenance and servicing of certain patient-owned oxygen equipment every six months, beginning after the first six months the patient owns the equipment. The first beneficiaries to whom this policy will apply will take title to their equipment in January 2009 and become eligible for maintenance and servicing under this policy beginning in June 2009. The final rule governing repairs and maintenance of oxygen equipment limits payment for general maintenance and servicing visits to 30 minutes of labor based on rates the Medicare contractors establish. CMS declined to offer general maintenance and servicing payments for beneficiary-owned liquid and gas equipment with the exception of a single payment for pick-up and storage or disposal of such equipment that a beneficiary no longer needs. Once title to the oxygen equipment transfers, CMS will also pay for certain other reasonable and necessary but non-routine repairs which remain as yet unspecified by the agency, but CMS will not make separate payment for certain patient support services, which are currently covered by and included in the monthly bundled payment rate for oxygen therapy. We may or may not continue to provide repair and maintenance service on patient-owned equipment and are in the process of evaluating the impact of these changes.

The implementing regulations also limit supplier replacement of oxygen equipment during the rental period, and require suppliers to replace beneficiary-owned equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years.

Other issues that have had, will or could have an impact on Medicare reimbursement levels to us are summarized as follows:

•
In January 2006, CMS published a final regulation that shifted payment for certain respiratory assist devices from the current “frequent and substantial” payment category to the “capped rental” category. Under “frequent and substantial” payment, Medicare payment continues for the duration of time the beneficiary requires the device, while “capped rental” payment continues for 13 months. The change in the payment category became effective April 1, 2006. The policy applies to those respiratory assist devices (known as BiPAP STs) that have a backup rate feature that delivers pressure whenever the user’s spontaneous breathing efforts are insufficient. The first claims received for each Medicare beneficiary with a date of service on or after April 1, 2006, including beneficiaries with existing rental equipment, are counted as the first rental month in the capped rental period. Thus, the first month in which the new categorization impacted our revenue was May 2007. Our estimate for this change in payment categories is a reduction in 2007 revenues of approximately $2.5 million.

•
In January 2006, CMS announced the designation of four specialty contractors, Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”), which are responsible for handling the administration of all Medicare claims from suppliers of durable medical equipment. CIGNA Government Services, LLC (“CGS”), protested the contract awards made in Regions C and D. The Government Accountability Office denied CGS’ protest for Region D but CMS ultimately authorized CGS for Region C on January 16, 2007. The following DME MACs are currently processing claims: National Heritage Insurance Company (“NHIC”), for Region A (effective July 1, 2006), AdminaStar Federal for Region B (effective July 1, 2006), CGS for Region C (effective January 16, 2007), and Noridian Administrative Services for Region D (effective September 30, 2006). The transition caused several challenges for all DME suppliers, such as a slight slowdown in payments from the government’s new DME MACs and an increase in certain denials due to a lack of training resources at the new DME MACs. Industry representatives met with the DME MACs and largely resolved transaction processing challenges by year-end. It is difficult at this time to predict whether other changes in claims administration made by the DME MACs may affect DME suppliers in the future, nor can we predict or estimate the potential impact of such changes on collection of our accounts receivable.

•
In 2007, there were numerous legislative and executive branch efforts to further reduce the maximum rental period for oxygen therapy, equipment and related services. The industry has actively shared its concerns with Congress, CMS, and others on these issues. Legislative proposals were introduced in Congress in 2007 that would have repealed the current oxygen reimbursement cap and equipment ownership mandate of the DRA, as well as amended or modified existing laws and regulations pertaining to the competitive bidding program and coverage of infusion therapy services. The President’s 2007 healthcare proposals sought to reduce the maximum rental period for oxygen equipment from the now-mandated 36 months to 13 months, which was recommended by the OIG. The President’s fiscal year 2008 and 2009 budgets included such a recommendation. There are other initiatives to reduce the rental period to 13 months or to implement a reduction to the monthly payment rate, but it is uncertain whether any of these initiatives will ultimately be approved by Congress. For example, in September 2006, the OIG published a report entitled “Medicare Home Oxygen: Equipment Cost and Servicing.” The report was the result of an audit survey conducted by the OIG beginning in the fall of 2005. The survey’s stated objective was to study the average acquisition cost of oxygen concentrators and the nature and frequency of servicing. The final report included a recommendation that Congress consider further reductions to oxygen payment levels, including the possibility of limiting the maximum rental period for oxygen equipment from the DRA-mandated 36 months to 13 months. The industry has analyzed the report and shared concerns about the narrow scope of the report and its findings with the OIG, CMS, members of Congress and other government agencies. It is uncertain whether or when any of these efforts will be repeated or successful in 2008.

There were significant developments with respect to the coverage and reimbursement of certain inhalation drugs and power mobility devices in 2007 that impact our operations:
•
In October 2006, CMS issued the 2007 Healthcare Procedure Coding System (“HCPCS”) list for Medicare Part B medications. The 2007 list included new codes for certain compounded medications. The coding and reimbursement changes did not have a material impact on us due to the extremely low volume of patient-specific, physician-prescribed compounding that was performed by our inhalation pharmacies. According to the state licensing agencies associated with the states in which our inhalation pharmacies operate, the pharmacies conform to current quality and sterility standards. CMS stated that patient safety and sterility issues were found at other providers’ pharmacies, which motivated it to change the policies concerning compounded medications.

•
In response to the 2006 efforts of three Program Safeguard Contractors that oversee DME suppliers, CMS considered issuing a National Coverage Decision (“NCD”), for certain inhalation drug therapies. In the third quarter of 2007, CMS concluded that it would not issue an NCD. Rather, CMS will continue to defer decisions about the medical necessity of individual respiratory drugs to the local contractors. We cannot predict if or when CMS may reconsider this issue and how any subsequent local or national coverage limitation might impact our operations. Future decisions with respect to the coverage of inhalation drugs may have a materially adverse impact on us.

In 2007, there also were changes to the reimbursement methodology for certain inhalation drugs. CMS announced in the second quarter of 2007 that beginning in the third quarter of 2007, it would reimburse providers of inhalation drugs a blended average sales price for the drugs albuterol and Xopenex® (1). On December 29, 2007, the President signed into law the Medicare, Medicaid, and State Children’s Health Insurance Program (“SCHIP”) Extension Act of 2007, which partially reversed the CMS regulatory decision regarding Xopenex and albuterol. Beginning on April 1, 2008, Medicare will reimburse for Xopenex in the same manner as in the third quarter of 2007— by blending the average sales price of Xopenex and albuterol — but it will no longer reimburse albuterol at the blended price. The new law is expected to reduce reimbursement for albuterol to approximately the same payment level as in the second quarter of 2007. This provision may have a material and adverse impact on our yearly results, but we are unable to quantify this impact at this time due to the fluctuation of ASP reimbursement and the fact that the second quarter 2008 ASPs will not be published until mid-March 2008. We have undertaken strategies intended to mitigate in part any potential negative impact associated with this policy change.

•
In late 2006, CMS revised the Local Coverage Determination (“LCD”) for power mobility devices resulting in reductions to the Medicare power mobility devices fee schedule. The revised fee schedule imposes reductions for certain power mobility devices of about 15%. The initial changes took effect November 15, 2006. Our estimate of the reduction in our revenues for 2007 resulting from these fee schedule changes is $1 million. The industry is continuing work with CMS to obtain clarification and modification of the LCD. The industry also believes that Medicare beneficiary access to power mobility will be restricted by this LCD and therefore has requested revisions to the fee schedule.

We also note that there were significant developments with respect to the enrollment of Medicare DME suppliers and government enforcement efforts that could impact our operations in the future:
•
On July 2, 2007, the Secretary of HHS announced a two-year effort designed to further protect Medicare beneficiaries from fraudulent suppliers of Competitive Acquisition for Certain Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DMEPOS”). The initiative is focused on preventing deceptive companies from operating in South Florida and Southern California. Based on the results of the project, it could be expanded nationwide. Subsequently, on July 27, 2007, CMS issued a proposed rule requiring all DMEPOS suppliers to provide CMS with a surety bond of at least $65,000 for each National Provider Identifier, the supplier holds. The rule would ensure that Medicare can recover any erroneous payment amounts or civil money penalties up to $65,000 that result from fraudulent or abusive supplier billing practices. In addition, in August 2007, CMS announced that it would require infusion therapy providers in certain South Florida counties to resubmit applications to be enrolled as qualified Medicare suppliers. We fully support the elimination of fraudulent suppliers and are working with CMS to support these initiatives.

(1)	Xopenex is a registered trademark of Sepracor, Inc.

•
On January 25, 2008, CMS proposed regulations expanding and strengthening enrollment requirements that DME suppliers must meet to establish and maintain Medicare billing privileges. These revisions would impose additional requirements in the areas of provider insurance, marketing practices, document retention, facility location, and hours of operation. We intend to submit comments prior to the March 25, 2008 deadline. Although we have not yet had sufficient time to fully evaluate the proposed revisions and their potential impact on our operations, an initial review suggests that there will be no impact if the proposal was finalized in its current form. It is uncertain whether any or all of these proposed regulations will be finalized, however, and we cannot predict or estimate the impact of the final changes, if any.

Accreditation is becoming mandatory as a condition of enrollment and continuing participation as a Medicare DME supplier, not just for those DME suppliers participating in the competitive bidding program. We and all of our branches are accredited. DME suppliers enrolling in Medicare for the first time between January 1, 2008 and February 28, 2008, must obtain approved accreditation by January 1, 2009. DME suppliers enrolled in the Medicare program prior to January 1, 2008, must obtain approved accreditation by September 30, 2009. If we or any of our branches lose accreditation, or if any of our new branches are unable to become accredited, that could have a material adverse effect on our results of operations, cash flow and capital resources.

•
On February 7, 2008, the “Medicare Fraud Prevention Act of 2008” was introduced in the U.S. Senate. The bill would increase financial penalties and prison sentences for certain civil and criminal violations of the Social Security Act, including making false statements and violating the federal anti-kickback statute. We cannot predict whether this Act, or some revised form of it, will or will not become law.

We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact will not be different from our estimates.
Medicaid Reimbursement. State Medicaid programs implement reimbursement policies for the items and services we provide that may or may not be identical to those of the Medicare program. Budget pressures on these state programs often result in pricing and coverage changes that may have a detrimental impact on our operations. States sometimes have adopted alternative pricing methodologies for certain drugs, biologicals, and home medical equipment under their Medicaid programs that reduce the level of reimbursement received by us without a corresponding offset or increase to compensate for the service costs incurred. Historically, we frequently elected to stop accepting new Medicaid patient referrals for the affected drugs, biologicals, and home medical equipment. Should these types of changes occur in the future, we may or may not elect to make similar decisions. Other states have expanded coverage for certain products and services. We cannot predict whether other states will consider reductions as well and whether any such changes could have a material adverse effect on our results of operations, cash flow and capital resources.
Results of Operations
2007 Results Compared to 2006 Results
Net Revenues. Net revenues increased $115.1 million, or 7.6%, to $1,631.8 million in 2007 from $1,516.7 million in 2006. Excluding the impact of the Coram acquisition, revenues increased by $73 million or 4.8%. The 4.8% increase resulted from an increase in sales volume that primarily related to the expansion of our sales force and enhanced training, development and retention strategies related to our sales force. The revenue growth rate for 2007 was impacted by incremental Medicare revenue reductions of $7.3 million due to reimbursement changes imposed in 2007. Had those reductions not gone into place, revenues for 2007 would have increased by 8.1%, or an increase of 0.5% over 2006. The Medicare reimbursement changes related to
•	the reduction in the equipment rental period from 15 to 13 months for certain respiratory equipment such as Continuous Positive Air Pressure Units, Nebulizer Units, Hospital Beds and Wheelchairs;

•	changing the maximum rental period on certain equipment such as bi-level airway pressure devices from an unlimited rental period to 13 months; and

•	transfer of equipment ownership from us to the patient at the end of the 13-month rental period.
We expect revenues to increase by 33% to 35% in 2008 over amounts reported in 2007, primarily due to increases in revenue in our home infusion therapy service line, due to our acquisition of Coram and increased sales volume in our home respiratory therapy service line.

We expect to continue to face pricing pressures from Medicare as well as from our managed care customers as these payers seek to lower costs by obtaining more favorable pricing from providers such as us. In addition to the pricing reductions, such changes could cause us to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue. However, given our high volume of managed care business, we are well-positioned among our competitors with respect to the Medicare Advantage plan expansion. See “Medicare Reimbursement” above.
The following table sets forth a summary of net revenues by service line:

	Year Ended December 31,
				Percentage
(in thousands)	2007	2006	Increase	Change
Home respiratory therapy	$1,087,126	$1,032,651	$54,475	5.3%
Home infusion therapy	334,182	274,723	59,459	21.6
Home medical equipment/other	210,493	209,317	1,176	0.6

Total net revenues	$1,631,801	$1,516,691	$115,110	7.6%

Home Respiratory Therapy. Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the respiratory therapy service line increased by 5.3% in 2007. The majority of the Medicare pricing reductions discussed above impacted the respiratory therapy line. Such reductions were $4.9 million in 2007. Adjusted for the Medicare reductions, respiratory revenues increased by 5.8% in 2007. The growth in revenue dollars in 2007 resulted primarily from an increase in revenue from the rental and sale of continuous positive and bi-level airway pressure devices and related supplies, an increase in oxygen equipment rental revenue, and an increase in sales of respiratory drugs.
Home Infusion Therapy. The home infusion therapy service line involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Home infusion therapy revenues increased by 21.6% in 2007. The 2007 growth resulted from the Coram acquisition which accounts for 70.8% of the total infusion revenue growth. Excluding Coram, revenue grew by $17.4 million or 6.3% in 2007. The growth in revenue dollars in 2007 primarily resulted from an increase in enteral nutrition revenue and antibiotic drug sales.
Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues increased by 0.6% in 2007. In 2007, $2.4 million of the Medicare reimbursement reductions impacted this service line. Excluding the impact of the Medicare reimbursement changes home medical equipment/other revenue would have increased by 1.7%.
Gross Profit. The gross profit margin in 2007 was 65.4% compared to 65.6% in 2006. The decrease in gross margin is due to the acquisition of the Coram business which has a lower gross profit margin due to the nature of the infusion business compared to our home respiratory therapy and home medical equipment service lines. Excluding the Coram acquisition, the gross profit margin was 65.9% or a 30 basis point increase. This increase in the gross profit margin percentage of 30 basis points in 2007 resulted from our ability to secure favorable pricing on the purchases of products and supplies offset by increased costs related to the write-off of the remaining net book value of the rental equipment at the time of transfer of equipment ownership from us to our patients.
Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable estimated to be uncollectible are provided for by applying specific percentages to each receivables aging category, which is determined by the number of days the receivable is outstanding. The provision for doubtful accounts, expressed as a percentage of net revenues, was 2.6% in both 2007 and 2006. Excluding the impact of the Coram acquisition, the provision for doubtful accounts for 2007 was 2.7%. The increase in 2007 from the 2006 levels resulted primarily in an increase in the aging of our accounts receivable.
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

Selling, distribution and administrative expenses, expressed as percentages of net revenues, was 52.8% in 2007 compared to 53.0% in 2006. Excluding the Coram acquisition, the selling, distribution and administrative costs as a percentage were 53.1% in 2007. This is an increase of 10 basis points over 2006. Selling, distribution and administrative costs increased $40.4 million over 2006. This increase resulted primarily from:
•	increased costs in our sales department due to the planned headcount increases in our sales area;

•	increases in our intake, billing and operations area costs due to increases in sales volume;

•	increases in stock based compensation expense due to new stock awards in 2007;

•	increases in home respiratory therapist administrative costs due to increases in sales volume; and an

•	increase in incentive based compensation plans based on the 2007 results.
Amortization of Intangible Assets. Amortization of intangible assets decreased $2.0 million, or 39.4%, to $3.1 million in 2007 from $5.1 million in 2006. The decrease in amortization expense in 2007, when compared to 2006, resulted from our customer lists becoming fully amortized during 2007. We expect our amortization of intangible assets to increase in 2008 related to intangibles identified as part of our acquisition of Coram in December 2007.
Interest Expense. Interest expense decreased $8.8 million, or 28.1%, to $22.4 million in 2007 from $31.2 million in 2006. The decrease in interest expense in 2007 resulted from our continued pay-down of the revolving credit line during the year. We borrowed $359.0 million in December 2007 to pay for the Coram acquisition and related expenses. As such, we expect interest expense to increase in 2008. See “Liquidity and Capital Resources - Long Term Debt” below.
Interest Income. Interest income increased $0.2 million, or 12.2%, to $1.9 million in 2007 from $1.7 million in 2006.
Income Tax Expense. Income tax expense increased $8.7 million, or 20.1%, to $52.0 million in 2007 from $43.3 million in 2006. This increase resulted from higher year over year pre-tax earnings; thus, increasing our tax expense by $8.0 million. Additionally, we recognized a smaller year over year reduction in our tax contingency accruals, thereby increasing income tax expense by $2.7 million. These income tax expense increases were mitigated by a favorable increase in various tax benefits resulting in a $2.0 million year over year decrease in income tax expense.
2006 Results Compared to 2005 Results
Net Revenues. Net revenues increased $41 million, or 2.8%, to $1,517 million in 2006 from $1,476 million in 2005. The 2.8% increase resulted from an increase in sales volume. The growth rate for 2006 was impacted by Medicare reimbursement reductions that were imposed. The Medicare reimbursement reductions include those that went into effect January 1, 2005 for respiratory drugs and certain durable medical equipment items. The combined incremental impact of 2006 revenues caused by these Medicare reductions was $15.0 million. Adjusted for the Medicare pricing reductions, the growth rate for 2006 was 4.0%.
The following table sets forth a summary of net revenues by service line:

	Year Ended December 31,
			Increase	Percentage
(in thousands)	2006	2005	(Decrease)	Change
Home respiratory therapy	$1,032,651	$1,011,321	$21,330	2.1%
Home infusion therapy	274,723	256,225	18,498	7.2
Home medical equipment/other	209,317	208,124	1,193	0.6

Total net revenues	$1,516,691	$1,475,670	$41,021	2.8%

Home Respiratory Therapy. Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line increased by 2.1% in 2006. The majority of the Medicare pricing reductions discussed above impacted the home respiratory therapy line. Such reductions were $15.0 million in 2006. Adjusted for the Medicare reductions, home respiratory revenues increased by 3.8% in 2006. The growth in revenue dollars primarily resulted from an increase in rental and sale of continuous positive and bi-level airway pressure devices and related supplies offset by a decrease in sales of respiratory drugs.
Home Infusion Therapy. The home infusion therapy service line involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Home infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Home infusion therapy revenues increased by 7.2% in 2006 or $18.5 million.

The 2006 growth resulted from increases in revenues from an increase in enteral nutrition revenue, and an increase in antibiotic drug revenue offset by a decrease in revenue from drugs related to other chronic therapies. This net growth is due mainly to internal organizational changes and the management focus that has been placed on this service line.
Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues increased by 0.6% in 2006. In 2005, $3.1 million of the Medicare reimbursement reductions impacted this service line. There were no reductions in 2006 as a result of Medicare reimbursement reductions.
Gross Profit. The gross profit margin in 2006 was 65.6% compared to 67.5% in 2005. This decrease in the gross profit margin percentage of 190 basis points in 2006 resulted from the Medicare reimbursement reductions, managed care pricing reductions and shifts in product mix to lower margin items. Further, certain of the Medicare reimbursement changes forced us to provide higher cost items without corresponding revenue increases.
Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable estimated to be uncollectible are provided for by applying specific percentages to each receivables aging category, which is determined by the number of days the receivable is outstanding. In 2006, the provision for doubtful accounts, expressed as a percentage of net revenues, was 2.6% compared to 3.2% in 2005. The improvement in 2006 from 2005 levels is due to increased cash collections and the success of a credit card program designed to collect patient receivables upon delivery and automatically on the rental date thereafter.
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
Selling, distribution and administrative expenses, expressed as percentages of net revenues, were 53.0% in 2006 compared to 53.7% in 2005. The decrease in the percentage in 2006 was achieved despite the pricing reductions to the revenue base noted above.
Selling, distribution and administrative costs increased $12.2 million over 2005. This increase resulted primarily from:
•	increases in our intake, billing and operations area costs due to increases in sales volume;

•	increase in incentive based compensation plans based on the 2006 results;

•	increases in delivery, warehouse, repairs and logistics costs due to increased sales volume;

•	increases in legal costs due to various legal settlements;

•	increases in stock based compensation expense due to new stock awards in 2006;

•	decreases in home respiratory therapist administrative costs; and a

•	decrease in 401k costs due to the suspension of matching contributions in 2006.
Qui Tam Settlement and Related Costs. Qui Tam Settlement and Related Costs decreased by $19.3 million as there was no corresponding amount in 2006. The qui tam settlement and related costs of $19.3 million that occurred in 2005 were the result of an investigation launched in 1998 by the U.S. Attorney’s office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerned the documentation supporting our billing for services provided to patients whose healthcare costs were paid by Medicare and other federal programs. The investigation related to two civil qui tam lawsuits against us filed by individuals suing on behalf of the government. We and representatives of the government and the individual plaintiffs reached a preliminary agreement in early August 2005 to settle these lawsuits for the aggregate sum of $17.6 million, without any admission of wrongdoing by us. The settlement was finalized in a definitive agreement that was fully executed and became effective on September 30, 2005, and we paid the settlement amount on that date. We also incurred $1.7 million in legal fees and other related costs during 2005.
Amortization of Intangible Assets. Amortization of intangible assets decreased $1.8 million, or 26.8%, to $5.1million in 2006 from $6.9 million in 2005. The decrease in amortization expense in 2006, when compared to 2005, resulted from certain intangibles becoming fully amortized during 2006.

Interest Expense. Interest expense increased $8.2 million, or 35.8%, to $31.2 million in 2006 from $23.0 million in 2005. The increase in interest expense in 2006 resulted primarily from the increase in long-term debt incurred in November 2005 to repurchase $175 million of common stock. Higher interest rates in 2006 also contributed to the increase, which was mitigated by the debt repayments of $155 million over the course of the year. See “Liquidity and Capital Resources — Long-term Debt” below.
Interest Income. Interest income increased $0.8 million, or 88.9%, to $1.7 million in 2006 from $0.9 million in 2005. This increase resulted from unrealized gains on the fair value of the swap agreements, higher interest rates for 2006 and interest received on a federal excise tax refund.
Income Tax Expense. Income tax expense increased $2.6 million, or 6.4%, to $43.3 million in 2006 from $40.7 million in 2005. This increase resulted from higher year over year pre-tax earnings, thus increasing our income tax expense by $3.5 million. Additionally, we recognized a larger reduction in our deferred tax asset valuation allowance in 2005 in comparison with the 2006 amount which resulted in a $2.2 million year over year increase in income tax expense. These increases were partially offset by decreases to our income tax expense totaling $3.1 million which related to year over year decreases in non-deductible expenses and larger year over year reductions in tax contingency accruals.
Liquidity and Capital Resources
Our principal source of liquidity is operating cash flow, which is supplemented by a $500 million revolving credit facility. In recent years, we have generated operating cash flows in excess of operating needs, which has afforded us the ability to pursue acquisitions and fund patient service equipment purchases to support revenue growth. We believe that our operating cash flows will continue to be sufficient to fund our operations and growth strategies. In September 2008, the holders of the $250 million convertible senior notes will have an opportunity to require us to repurchase some or all of the notes. Accordingly, we continue to evaluate our financing alternatives regarding our ability to repurchase these notes to the extent required by the holders.
We have initiated a project to implement a new enterprise-wide information system. The overall objective of the project is to deliver the necessary technology and automation across the organization to enable improvements in service, productivity and access to information. Development on certain modules commenced in 2006 and continued in 2007. The overall project plan is being designed and developed and is expected to be implemented over several years.
In 2007, our free cash flow was $165.2 million. Free cash flow is defined as cash provided by operating activities less purchases of patient services equipment and property, equipment and improvements, exclusive of effects of acquisitions. In 2008, we expect our free cash flow to be in the range of $95 million to $105 million. The decrease from 2007 to 2008 will primarily be due to planned investments in home transfill oxygen systems and in organization-wide information technology infrastructure. In addition, free cash flow will be impacted by expenditures related to the integration of Coram, as well as a potential cash tax payment related to an anticipated modification to our capital structure.
On September 1, 2008 holders of our 3 3/8% Convertible Senior Notes may require us to redeem some or all of the notes. The principal amount of the Notes is currently $250 million. In addition, if we are required to redeem all of the principal amount that would trigger tax payments that approximate $30 million. We anticipate that we will need to pursue alternatives to refinance this debt during 2008.
Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net cash provided by operating activities	$294,006	$280,914	$206,299

Net cash used in investing activities	(483,235)	(132,932)	(223,571)

Net cash provided by (used in) financing activities	203,023	(156,629)	1,177

Net increase (decrease) increase in cash and equivalents	13,794	(8,647)	(16,095)

Cash and equivalents at beginning of period	14,657	23,304	39,399

Cash and equivalents at end of period	$28,451	$14,657	$23,304

Years Ended December 31, 2007 and 2006
Net cash provided by operations in 2007 was $294.0 million compared to $280.9 million in 2006, an increase of $13.1 million. The increase in net cash provided by operations resulted from a $19.6 million increase in the cash provided by the change in operating assets and liabilities to a $17.1 million provision of cash in 2007 from a $2.5 million use of cash in 2006, offset by a $6.5 million decrease in income before non-cash items to $276.9 million in 2007 from $283.4 million in 2006.
The $19.6 million increase in cash provided by the change in operating assets and liabilities consisted primarily of the following:
•
$5.3 million was due to an increase in cash provided by the change in accrued payroll and related taxes and benefits, to a $0.5 million provision of cash in 2007 from a $4.8 million use of cash in 2006 primarily due to a $2.6 million increase related to an additional accrual day in 2007, an increase of $2.0 million related to accrued vacation, and a $1.9 million increase related to the 401(k) match.

•
$14.7 million increase in cash provided by accrued expenses to a $20.1 million provision of cash in 2007 from a $5.4 million provision of cash in 2006. The increase was primarily due to $1.7 million related to accrued interest, $1.5 million in accrued legal settlements, $3.4 million in accrued incentive compensation and $2.6 million related to an additional software contract.

•
$18.2 million increase in cash provided by income taxes payable to a $20.4 million provision of cash in 2007 from a $2.2 million provision of cash in 2006. The increase in income taxes payable was primarily due to the recognition of unrecognized tax benefits under FIN 48 and income tax due to various tax authorities.

Offset by:
•
$10.4 million increase in cash used in accounts receivable, to a $33.7 million use of cash in 2007 from a $23.3 million use of cash in 2006. This increase in use of cash was primarily due to a net increase in accounts receivable.

•
$7.1 million increase in cash used in prepaid expenses and other current assets to a $0.05 million use of cash in 2007 from a $7.1 million provision of cash in 2006. The increase was primarily due to increases in the prepaid service contracts balance of $1.7 million and the prepaid intravenous inventory balance of $1.2 million from the prior year. In 2006, $3.9 million in prepaid insurance was financed. This did not recur in 2007.

Investing activities used $483.2 million in 2007 compared to $132.9 million in 2006. The primary use of funds in 2007 was approximately $350.0 million to purchase Coram in December 2007. Additionally, $128.8 million was used to purchase patient service equipment and property, equipment and improvements. The primary use of funds in 2006 was $125.6 million to purchase patient service equipment and property, equipment and improvements.
Net cash provided by financing activities in 2007 was $203.0 million compared to net cash used in financing of $156.6 million in 2006. In 2007, net cash provided by financing activities reflected our borrowing of $359.0 million under the revolving credit facility to fund our acquisition of Coram and related expenses, partially offset by $170.0 million of payments we made to reduce debt. Additionally, we issued common stock for $17.5 million in connection with the granting of equity awards and the exercises of stock options. Net cash used in financing activities in 2006 reflected our repayment of $184.8 million under the revolving credit facility, partially offset by borrowings of $29.8 million under the revolving credit facility.
Years Ended December 31, 2006 and 2005
Net cash provided by operations for 2006 was $280.9 million compared to $206.3 million in 2005, an increase of $74.6 million. Of the increase in net cash provided by operations, $27.3 million was due to a increase in the net income before non-cash items to $283.4 million in 2006 from $256.1 million in 2005 and $47.3 million was due to an decrease in cash used by the change in operating assets and liabilities to a $2.5 million use of cash in 2006 from a $49.8 million use of cash in 2005.
The $47.3 million decrease in cash used by the change in operating assets and liabilities consisted primarily of the following:
•
$30.9 million was due to a decrease in cash used in accounts receivable, to a $23.3 million use of cash in 2006 from a $54.2 million use of cash in 2005, primarily due to a decrease in accounts receivable.

•	$8.6 million was due to a decrease in cash used by income taxes payable, to a $2.2 million provision of cash in 2006 from a $6.4 million use of cash in 2005, and

•	$4.8 million increase in cash was provided by the increase in accounts payable to a $7.7 million provision of cash in 2006 from a $2.9 million provision of cash in 2005.
Net cash used in investing activities in 2006 was $132.9 million compared to $223.6 million in 2005. The primary use of funds in 2006 was $125.6 million to purchase patient service equipment and property, equipment and improvements. The primary use of funds in 2005 was $105.5 million related to our acquisition of 21 companies during the year. Additionally, purchase of patient service equipment and property, equipments and improvements were $118.9 million in 2005.
Net cash used in financing activities in 2006 totaled $156.6 million compared to net cash provided by financing activities of $1.2 million in 2005. Net cash used in financing activities in 2006 reflected our repayment of $184.8 million under the revolving credit facility, partially offset by borrowings of $29.8 million under the revolving credit facility. Net cash provided by financing activities in 2005 related to our borrowing of $216.3 under the revolving credit facility, partially offset by our repayments of $51.0 million to reduce debt. Additionally in 2005, we repurchased $175.0 million of common stock.
Contractual Cash Obligations. The following table summarizes the long-term cash payment obligations to which we are contractually bound. The years presented below represent 12-month rolling periods ending December 31.

	Less than	1-3	3-5	More than
	1 yr.	yrs.	yrs.	5 yrs.	Totals
	(Dollars in millions)
Revolving loan(1)	$—	$—	$424	$—	$424
Convertible senior notes (3 3/8%)(2)	280	—	—	—	280
Interest on convertible senior notes(3)	9	—	—	—	9
Operating leases	66	97	46	21	230
Software licenses and related maintenance	4	2	2	—	8
Unrecognized tax benefits under FIN 48(4)	1	—	—	—	1
Notes	1	—	—	—	1
Capitalized leases	2	4	1	—	7

Total contractual cash obligations	$363	$103	$473	$21	$960

(1)	Interest on outstanding borrowings is payable quarterly. The effective interest rate at December 31, 2007 was 6.1%.

(2)
The holders of the convertible senior notes will first have the option to require us to repurchase all or a portion of their notes in September 2008. Included in this amount is a $30 million tax payment as a result of the note conversion.

(3)
Interest on these notes is paid bi-annually in March and September. Unless the notes are earlier converted, redeemed or repurchased, such interest payments will total $8.4 million annually until the notes mature in 2033. Amounts presented above in the footnoted line item assume notes are not earlier converted, redeemed or repurchased.

(4)
The contractual cash obligations table solely reflects future cash tax settlements for which we can make a reliable estimate as to the timing of cash payment for our liability for unrecognized tax benefits under FIN 48. Gross current unrecognized tax benefits of $852,000 are included within “Income Taxes Payable” in the current liabilities section of our balance sheet. Gross non-current unrecognized tax benefits of $32.6 million are included within “Income Taxes Payable and Other Non-current Liabilities” in the total liabilities section of our balance sheet. The entire $32.6 million amount has been excluded from the contractual cash obligations table since we cannot make a reliable estimate on the period in which cash payments will occur. See Note 9 — Income Taxes, contained in the Notes to the Consolidated Financial Statements for further discussion of our liability for unrecognized tax benefits under FIN 48.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $332.0 million as of December 31, 2007 from $238.4 million at December 31, 2006. This increase is primarily due to our acquisition of Coram in December 2007, which accounted for $82.3 million of the increase. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 48 days at December 31, 2007, compared to 49 days at December 31, 2006. The decrease in accounts receivable and days sales outstanding is a direct result of the aforementioned improvement in cash collections.

Accounts aged in excess of 180 days of total receivables for certain major payor categories, and in total, are as follows:

	December 31,	December 31,
	2007	2006
Total	21.1%	19.8%
Medicare	23.9%	19.2%
Medicaid	23.2%	28.6%
Patient Self pay	40.7%	36.5%
Managed care/other	19.3%	19.1%
Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $48.3 million and $30.0 million at December 31, 2007 and 2006, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility. The lower unbilled amount at the end of 2006 is largely due to the significant decrease in acquisition activity in 2006. The time-consuming processes of converting patient files onto our systems and obtaining provider numbers from governmental payors routinely delay billing of newly acquired business.
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
The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of our patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 86% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Depending on the product type, we perform physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories. Inventory and patient service equipment losses for 2007, 2006 and 2005, were $0.4 million, $3.1 million and $0.9 million, respectively.
Long-term Debt. Our senior secured credit agreement with Bank of America and a syndicate of lenders was amended effective June 23, 2006. The amendment extended the maturity date from November 23, 2009 to June 23, 2011 and lowered the applicable interest rate margins and commitment fees. The credit agreement is structured as a $500 million revolving credit facility. The credit agreement permits us to select one of two variable interest rates. One option is the base rate, which is expressed as the higher of (a) the Federal Funds rate plus 0.50% or (b) the Bank of America prime rate. The other option is the Eurodollar rate, which is based on the London Interbank Offered Rate (“LIBOR”). Interest on outstanding balances under the credit agreement is determined by adding a margin to the Eurodollar rate or base rate in effect at each interest calculation date. The applicable margin for the revolving credit facility is based on our debt rating as determined by Standard and Poor’s Ratings Services or Moody’s Investor Services with respect to the credit facility. The applicable margins, as amended, range from 0.625% to 1.25% for Eurodollar loans and from zero to 0.25% for base rate loans. The credit agreement also requires payment of commitment fees ranging from 0.10% to 0.20% (also based on our debt rating) on the unused portion of the revolving credit facility. The effective interest rate at December 31, 2007, after consideration of the effect of the swap agreements described below, was 6.09%. See “Hedging Activities” below.
On December 31, 2007 outstanding borrowings on the revolving credit facility were $424.0 million — outstanding letters of credit totaled $12.1 million and credit available under the revolving facility was $63.9 million. At December 31, 2007, we were in compliance with all of the financial covenants required by the credit agreement. Borrowings under the credit facility are secured by a pledge of the common stock of certain of our subsidiaries.
Convertible Senior Notes. In August 2003, we issued convertible senior notes in the aggregate principal amount of $250 million under an indenture between us and U.S. Bank National Association. The notes were issued in a private placement at an issue price of $1,000 per note (100% of the principal amount at maturity) and were subsequently registered with the Securities and Exchange Commission. The notes will mature on September 1, 2033, unless earlier converted, redeemed or repurchased by us. We may redeem some or all of the notes at any time after September 8, 2010 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest and contingent interest, if any, to the redemption date. The holders of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest, up to but excluding the applicable repurchase date, initially on September 1, 2008, and subsequently on September 1 of 2010, 2013, 2018, 2023 and 2028, or at any time prior to their maturity following a fundamental change, as defined in the indenture. Any notes that we are required to repurchase will be paid for in cash, pursuant to the terms of a December 2004 amendment to the indenture which eliminated our option to pay part of the repurchase price in shares of common stock.

The notes bear interest at the rate of 3 3/8% per year. Interest on the notes is payable on September 1 and March 1 of each year, beginning on March 1, 2004. Also, during certain periods commencing on September 8, 2010, we will pay contingent interest on the interest payment date for the applicable interest period if the average trading price of the notes during the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period. Further, the notes are convertible, at the holder’s option, during certain periods into shares of our common stock, initially at a conversion rate of 28.6852 shares of common stock per $1,000 principal amount of notes, subject to adjustment in certain events, under certain circumstances as outlined in the indenture. Since the holders of the notes may require us to redeem some or all of the notes on September 1, 2008, the principal amount of $250 million has been reclassified to be included in the current portion of long-term debt on our consolidated balance sheet as of December 31, 2007.
Hedging Activities. We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. Our policy for managing interest rate risk is to evaluate and monitor all available relevant information, including but not limited to, the structure of our interest-bearing assets and liabilities, historical interest rate trends and interest rate forecasts published by major financial institutions. The tools we may utilize to moderate its exposure to fluctuations in the relevant interest rate indices include, but are not limited to: (1) strategic determination of repricing periods and related principal amounts, and (2) derivative financial instruments such as interest rate swap agreements, caps or collars. We do not use derivative financial instruments for trading or other speculative purposes.

     During 2007, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. The agreement, a forward-starting contract with a three-year term, became effective in January 2006, and has a notional amount of $25,000,000 that fixes an equivalent amount of our variable rate debt at 4.44%.  In 2006, we had two interest rate swap agreements.  Each agreement had a notional amount of $25,000,000, with one agreement expiring in December 2006 and the other agreement expiring in January 2009.   In 2005, we had two interest rate swap agreements. Each agreement had a notional amount of $25,000,000, with one agreement expiring in December 2005 and the other agreement expiring in December 2006.  For the years ended December 31, 2007, 2006 and 2005, we received net settlement amounts of $233,000, $540,000, and $11,000, respectively. At December 31, 2007, the aggregate fair value of the swap agreement was a liability of $105,000 and is reflected in the accompanying consolidated balance sheets in current liabilities. At December 31, 2006, the aggregate fair value of the swap agreements was an asset of $356,000, and is reflected in other assets.

     The swap agreements are being accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”   Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in operating income, as the transactions no longer qualify for hedge accounting treatment. Our exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. We do not anticipate losses due to counterparty nonperformance as our counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.

Treasury Stock. All repurchased shares of common stock are held as treasury shares.
In 2007, we retained 77,552 shares of employee restricted stock shares, valued at $2,078,000, upon vesting, to satisfy the related exercise price and tax obligation.
In 2006, we retained 7,672 shares of employee restricted stock shares, valued at $141,000, upon vesting, to satisfy the related tax obligation.
In October 2005, the Board of Directors authorized the repurchase of up to $250.0 million worth of outstanding common stock. On November 7, 2005, 7.3 million shares of common stock were purchased for $175.0 million through an accelerated share repurchase program. Under the agreement, our counterparty borrowed shares that were sold to us at an initial price of $23.83. The counterparty then repurchased shares over a period that commenced immediately after the sale of shares to us. The repurchase transaction was completed in February 2006. The agreement contained a provision that subjected us to a purchase price adjustment based on the volume weighted average price of our common stock over the period during which the counterparty purchased the shares. Such provision resulted in an additional $242,000 owed to the counterparty that we elected to settle in cash in February 2006. This amount was recorded as a liability at December 31, 2005, with a corresponding charge to interest expense reflecting the change in the fair value of the settlement contract. The amount remaining on the aforementioned Board authorization expired at the end of the first quarter of 2007.

Business Combinations. We periodically acquire complementary businesses. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Customer lists, favorable lease arrangements and patient referral sources are being amortized over the period of their expected benefit.
In December 2007, we acquired Coram for aggregate consideration of approximately $350.0 million. Allocation of this amount includes $78.4 million in net assets, $34.3 million in patient-referral sources, $69.4 million in trade names, $0.6 million in favorable lease arrangements and $176.0 million in goodwill. In 2006, we closed three small acquisitions for an aggregate consideration of $3.6 million. The aggregate consideration for the 21 acquisitions that closed during 2005 was $103.0 million. Cash paid for acquisitions, which includes amounts deferred from prior year acquisitions, totaled $354.6 million, $8.1 million and $105.5 million in 2007, 2006 and 2005, respectively.
Inflation. We experience pricing pressures in the form of continued reductions in reimbursement rates, particularly from managed care organizations and from governmental payors such as Medicare and Medicaid. We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits, facility and equipment leases, and vehicle fuel. However, we generally do not believe these impacts are material to our revenues or net income.
Off-Balance Sheet Arrangements
We are not a party to off-balance sheet arrangements. However, from time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain asset purchase agreements, under which we may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (iii) certain agreements with the our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their relationship with us.
The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. We utilize an interest rate swap agreement to moderate such exposure. We do not use derivative financial instruments for trading or other speculative purposes.
At December 31, 2007, our revolving credit facility borrowings totaled $424.0 million. The bank credit agreement governing the revolver provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or LIBOR and all such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At December 31, 2007, all of our outstanding revolving debt was tied to LIBOR. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources — Long-term Debt.”
During 2007, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. The agreement, a forward-starting contract with a three-year term, became effective in January 2006, and has a notional amount of $25.0 million that fixes an equivalent amount of our variable rate debt at 4.44%. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources — Long-term Debt - Hedging Activities.”
Based on the revolving debt outstanding and the swap agreement in place at December 31, 2007, a 100 basis point change in the applicable interest rates would increase or decrease our annual cash flow and pretax earnings by approximately $4.0 million. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources — Long-term Debt — Hedging Activities.”

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of the Independent Registered Public Accounting Firm and the Consolidated Financial Statements referenced in Item 15 — Exhibits and Financial Statement Schedules and listed in the “Index to Consolidated Financial Statement Schedule,” including the notes thereto are filed as part of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer each concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of the period covered by this Annual Report on Form 10-K, there have been changes to our internal control over financial reporting. These changes were made in connection with analyzing deferred revenues and deferred expenses during the fourth quarter of 2007, where management identified that certain corrections to the amounts reported for these items were necessary. As a result of this, management has improved internal controls over financial reporting by hiring additional qualified resources into the financial accounting group.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that material misstatements will be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including the principal executive and financial officers, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2007.
Our management has not yet conducted an assessment of the internal control over financial reporting of Coram. We completed the acquisition of Coram on December 3, 2007, and it was not possible, given the timing of the acquisition, to conduct an assessment of Coram’s internal control over financial reporting in the period between the completion of the acquisition and the date of our management’s assessment of our internal control over financial reporting. Accordingly, our conclusion in this Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of December 31, 2007 does not include the internal control over financial reporting of Coram. Included in our consolidated financial statements was 28 days of operations which amounted to approximately $42.0 million, or 2.6% of net revenues and $0.7 million of net income. Additionally, Coram’s total assets as of December 31, 2007 were approximately $444 million, or 28% of consolidated total assets. We intend to undertake an evaluation of Coram’s internal control over financial reporting during 2008.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in the Report of Independent Registered Accounting Firm, appearing under Item 15, which expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007.
February 29, 2008

/s/ LAWRENCE M. HIGBY Lawrence M. Higby Chief Executive Officer

/s/ CHRIS A. KARKENNY Chris A. Karkenny Executive Vice President and Chief Financial Officer

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year. Information regarding executive officers is set forth in Item 1 — Business — “Executive Officers of the Registrant.”
Item 11. EXECUTIVE COMPENSATION
Information with respect to this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year. Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — “Equity Compensation Plans.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.
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
Lake Forest, California
We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Coram, Inc., which was acquired on December 3, 2007 and whose financial statements constitute 28% of total assets, 2.6% of net revenues, and 0.8% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007.  Accordingly, our audit did not include the internal control over financial reporting at Coram, Inc. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Apria Healthcare Group Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for share-based payments effective January 1, 2006, to conform to Statement of financial Accounting Standards No. 123(R), Share-Based Payment and prospectively adjusted the 2006 consolidated financial statements for the change. Also, as discussed in Note 3 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.
DELOITTE & TOUCHE LLP
Costa Mesa, California
February  29, 2008

APRIA HEALTHCARE GROUP INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data )	2007	2006
		(As Restated —
		See Note 2)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,451	$14,657
Accounts receivable, less allowance for doubtful accounts of $47,823 and $27,324 at December 31, 2007 and 2006, respectively	284,141	211,097
Inventories, net	52,079	40,681
Deferred income taxes	66,198	42,480
Deferred expenses	3,102	3,020
Prepaid expenses and other current assets	23,364	19,142

TOTAL CURRENT ASSETS	457,335	331,077
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $453,324 and $445,608 at December 31, 2007 and 2006, respectively	200,180	212,068
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	102,827	52,975
GOODWILL	715,235	539,187
INTANGIBLE ASSETS, NET	107,757	6,551
DEFERRED DEBT ISSUANCE COSTS, NET	2,834	4,612
OTHER ASSETS	11,634	8,166

	$1,597,802	$1,154,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$120,360	$66,969
Accrued payroll and related taxes and benefits	66,625	46,532
Income taxes payable	3,076	10,793
Other accrued liabilities	73,835	44,804
Deferred revenue	29,704	29,158
Current portion of long-term debt	254,252	2,145

TOTAL CURRENT LIABILITIES	547,852	200,401

LONG-TERM DEBT, net of current portion	433,031	485,000
DEFERRED INCOME TAXES	62,290	60,815
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	42,604	8,727

TOTAL LIABILITIES	1,085,777	754,943
COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value:
10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value:
150,000,000 shares authorized; 60,844,901 and 59,762,307 shares issued at December 31, 2007 and 2006, respectively; 43,794,492 and 42,789,450 outstanding at December 31, 2007 and 2006, respectively	61	60
Additional paid-in capital	514,848	482,123
Treasury stock, at cost; 17,050,409 and 16,972,857 shares at December 31, 2007 and 2006, respectively	(431,651)	(429,573)
Retained earnings	428,538	346,732
Accumulated other comprehensive income	229	351

TOTAL STOCKHOLDERS’ EQUITY	512,025	399,693

	$1,597,802	$1,154,636

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2007	2006	2005
		(As Restated	(As Restated
		— See Note 2)	— See Note 2)
Net revenues:
Fee for service arrangements	$1,465,303	$1,355,202	$1,329,346
Capitation	166,498	161,489	146,324

TOTAL NET REVENUES	1,631,801	1,516,691	1,475,670

Costs and expenses:
Cost of net revenues:
Product and supply costs	386,496	345,693	309,338
Patient service equipment depreciation	110,775	113,177	111,759
Home respiratory therapy services	38,886	38,501	34,669
Nursing services	11,353	8,825	9,078
Other	17,482	15,384	14,369

TOTAL COST OF NET REVENUES	564,992	521,580	479,213
Provision for doubtful accounts	43,138	38,723	46,948
Selling, distribution and administrative	862,062	804,285	792,031
Qui tam settlement and related costs (Note 13)	—	—	19,258
Amortization of intangible assets	3,079	5,080	6,941

TOTAL COSTS AND EXPENSES	1,473,271	1,369,668	1,344,391

OPERATING INCOME	158,530	147,023	131,279
Interest expense	22,447	31,205	22,972
Interest income and other	(1,954)	(1,742)	(853)

INCOME BEFORE TAXES	138,037	117,560	109,160
Income tax expense	51,998	43,297	40,677

NET INCOME	$86,039	$74,263	$68,483

Basic net income per common share	$1.98	$1.75	$1.42

Diluted net income per common share	$1.95	$1.73	$1.40

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive	Stockholders’
(in thousands)	Shares	Par Value	Capital	Shares	Cost	Earnings	(Loss)Income	Equity
						(As Restated		(As Restated
						— See Note 2)		— See Note 2)
Balance at January 1, 2005, as previously reported	58,236	$58	$439,544	9,628	$(254,432)	$221,041	$(26)	$406,185
Restatement adjustments						(17,055)		(17,055)

Balance at January 1, 2005, as restated	58,236	58	439,544	9,628	(254,432)	203,986	(26)	389,130
Exercise of stock options	937	1	21,179					21,180
Tax benefits related to stock options			4,117					4,117
Compensatory stock options and awards	43		3,259					3,259
Repurchases of common stock				7,337	(175,000)			(175,000)
Unrealized gain on interest rate swap agreements, net of taxes							482	482
Net income						68,483		66,483

Total comprehensive income						68,483	482	68,965

Balance at December 31, 2005, as restated	59,216	59	468,099	16,965	(429,432)	272,469	456	311,651

Exercise of stock options	508	1	8,244					8,245
Tax benefits related to stock options			403					403
Tax shortfalls on share-based compensation			(386)					(386)
Compensatory stock options and awards	38		5,763					5,763
Restricted stock retained in treasury upon vesting				8	(141)			(141)
Unrealized loss on interest rate swap agreements, net of taxes							(105)	(105)
Net income						74,263		74,263

Total comprehensive income						74,263	(105)	74,158

Balance at December 31, 2006, as restated	59,762	60	482,123	16,973	(429,573)	346,732	351	399,693

Cumulative effect adjustment pursuant to adoption of FIN 48						(4,233)		(4,233)
Exercise of stock options	887	1	17,617					17,618
Tax benefits related to stock options			4,057					4,057
Tax shortfalls on share- based compensation			(99)					(99)
Compensatory stock options and awards	196		11,150					11,150
Restricted stock retained in treasury upon vesting				77	(2,078)			(2,078)
Unrealized loss on interest rate swap agreements, net of taxes							(122)	(122)
Net income						86,039		86,039

Total comprehensive income						86,039	(122)	85,917

Balance at December 31, 2007	60,845	$61	$514,848	17,050	$(431,651)	$428,538	$229	$512,025

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2007	2006	2005
		(As Restated	(As Restated
		— See Note 2)	— See Note 2)
OPERATING ACTIVITIES
Net income	$86,039	$74,263	$68,483
Items included in net income not requiring cash:
Provision for doubtful accounts	43,138	38,723	46,948
Depreciation	131,645	133,563	133,677
Amortization of intangible assets	3,079	5,080	6,941
Amortization of deferred debt issuance costs	1,778	1,755	1,729
Deferred income taxes	4,605	24,712	(4,962)
Share-based compensation	11,150	5,763	3,259
Excess tax benefits from shared-based compensation	(4,057)	(403)	—
Gain on disposition of assets and other	(536)	(81)	—
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(33,724)	(23,342)	(54,198)
Inventories, net	2,589	2,025	(561)
Prepaid expenses and other assets	(48)	7,094	3,452
Accounts payable, exclusive of book cash overdraft	7,043	7,717	2,907
Accrued payroll and related taxes and benefits	477	(4,775)	3,547
Income taxes payable	20,380	2,145	(6,427)
Deferred revenue, net of deferred expenses	289	1,238	(1,790)
Accrued expenses	20,159	5,437	3,294

NET CASH PROVIDED BY OPERATING ACTIVITIES	294,006	280,914	206,299

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(128,759)	(125,628)	(118,867)
Proceeds from disposition of assets	102	778	767
Cash paid for acquisitions	(354,578)	(8,082)	(105,471)

NET CASH USED IN INVESTING ACTIVITIES	(483,235)	(132,932)	(223,571)

FINANCING ACTIVITIES
Proceeds from revolving credit facilities	359,000	29,800	216,250
Payments on revolving credit facilities	(170,000)	(184,800)	(51,000)
Payments on other long-term debt	(3,264)	(7,030)	(7,854)
Change in book cash overdraft included in accounts payable	(4,291)	(2,128)	(2,384)
Capitalized debt issuance costs	—	(1,119)	(15)
Repurchases of common stock	—	—	(175,000)
Excess tax benefits from shared-based compensation	4,057	403	—
Issuances of common stock	17,521	8,245	21,180

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	203,023	(156,629)	1,177

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,794	(8,647)	(16,095)
Cash and cash equivalents at beginning of year	14,657	23,304	39,399

CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,451	$14,657	$23,304

SUPPLEMENTAL DISCLOSURES — See Note 7 — Long-term Debt and Note 9 — Income Taxes for cash paid for interest and income taxes, respectively.

NON-CASH TRANSACTIONS — See Statements of Stockholders’ Equity, Note 5 — Business Combinations and Note 11— Leases for tax benefit from stock option exercises, non-cash treasury stock transactions, liabilities assumed in acquisitions and purchase of property and equipment under capital leases, respectively.
Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective year. Such amounts are then included in the following year’s purchases. Unpaid purchases were $10,994, $8,152 and $10,754 at December 31, 2007, 2006 and 2005, respectively.
See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of Apria Healthcare Group Inc. (“Apria” or “the Company”) and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. The 2006 and prior years financial statements have been restated. See Note 2 to these Consolidated Financial Statements.
Company Background: Apria operates in the home healthcare segment of the healthcare industry, providing a variety of clinical services and related products and supplies as prescribed by a physician or authorized by a case manager as part of a care plan. Essentially all products and services offered by the Company are provided through the Company’s network of approximately 550 branch facilities, which are located throughout the United States. Our home respiratory therapy and home medical equipment service lines are currently organized into three geographic divisions. The recently acquired Coram home infusion business is organized in a single division. The Company’s chief operating decision maker evaluates operating results on a divisional basis and, therefore, each division is designated an operating segment. All divisions provide the same products and services, including home respiratory therapy, home infusion therapy and home medical equipment and supplies, except for the recently acquired Coram business which provides home infusion therapy services only. For financial reporting purposes, all of the Company’s operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee for service arrangements through equipment we rent to patients, sales of equipment, supplies, pharmaceuticals and other items we sell to patients and lastly, through capitation payments received from third party payors for services and equipment we provide to the patients of these payors. Revenue generated from equipment that we rent to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 10%, 11% and 11% of total net revenues for 2007, 2006 and 2005, respectively. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. For the years 2007, 2006 and 2005, revenues reimbursed under arrangements with Medicare and Medicaid were approximately 35%, 36% and 39%, respectively, as a percentage of total revenues. In all three years presented, no other third-party payor group represented more than 9% of the Company’s revenues. In fee for service arrangement revenue, rental and sale revenues comprise approximately $730,492,000 or 49.9% and $734,811,000 or 50.1%; $701,224,000 or 51.7% and $653,978,000 or 48.3%; and $704,607,000 or 53.0% and $624,739,000 or 47.0% in 2007, 2006 and 2005, respectively.
Emerging Issues Task Force (“EITF”) Topic 00-21, Revenue Arrangements with Multiple Deliverables, addresses the accounting for revenues in which multiple products and/or services are delivered at different times under one arrangement with a customer, and provides guidance in determining whether multiple deliverables should be considered as separate units of accounting. In our business, we have multiple products that are delivered to patients. These arrangements involve equipment that is rented and related supplies that may be sold that cannot be returned. In our revenue recognition policy regarding arrangements with multiple deliverables, revenue is recognized when each deliverable is provided to the patient. For example, revenues from equipment rental supplies sales are recognized upon of delivery of the products, as the supplies sold are considered a separate unit of accounting.
Deferred Revenue and Deferred Expense: Rental of equipment to patients is accounted for under SFAS No. 13, “Accounting for Leases.” Under SFAS No. 13, a lessor is required to recognize rental income over the lease term. Rental of patient equipment is billed on a monthly basis beginning on the date the equipment is delivered. Since deliveries can occur on any day during a month, the amount of billings that apply to the next month are deferred.
The accounting for the deferral of expenses by lessors is addressed by SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Only the direct costs associated with the initial rental period are deferred in accordance with SFAS No. 91.
Cash and Cash Equivalents: Cash is maintained with various financial institutions. These financial institutions are located throughout the United States and the Company’s cash management practices limit exposure to any one institution. Book cash overdrafts, which are reported as a component of accounts payable, were $14,228,000 and $18,519,000 at December 31, 2007 and 2006, respectively. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $48,262,000 and $30,036,000 at December 31, 2007 and 2006, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectibility.
Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.
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
Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of pharmaceuticals and items used in conjunction with patient service equipment. Inventories are reduced by a reserve for slow moving or obsolete inventory.
Patient Service Equipment: Patient service equipment is stated at cost and consists of medical equipment rented to patients on a month-to-month basis. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from one to ten years.
Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Included in property and equipment are assets under capitalized leases which consist of information systems hardware and software. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for each of the categories presented in Note 4 are as follows: leasehold improvements — the shorter of the remaining lease term or seven years; equipment and furnishings — three to fifteen years; and information systems — three to six years.
Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit and are accounted for under Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software.
Long-Lived Assets: The recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets, is evaluated in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires a review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include but are not limited to:
•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of use of the assets or the strategy for our overall business;

•	significant decrease in the market value of the assets; and

•	significant negative industry or economic trends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
When it is determined that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, management assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management to be commensurate with the risk inherent in its business model. The assumptions supporting the cash flows, including the discount rates, are determined using management’s best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, impairment charges may be required for these assets, and future results of operations could be adversely affected.
Goodwill: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. The Company has selected December 31 to perform its annual impairment test. Management does not believe any impairment of its goodwill existed at December 31, 2007. The goodwill amounts for the December 3, 2007 acquisition of Coram are based upon preliminary estimates that are subject to change in 2008 upon completion of the final valuation analysis. Final determination of these estimates could result in an adjustment to the purchase price allocation with an offsetting adjustment to goodwill.
Intangible Assets: Intangible assets consist of covenants not to compete, trade names, patient referral sources and customer lists, all of which arose from business combinations. The values assigned to the covenants not to compete are amortized on a straight-line basis over their contractual terms. Customer list and patient referral sources are amortized over their period of expected benefit. Management tests for impairment in accordance with SFAS No. 142. The intangible assets resulting from the December 3, 2007 acquisition of Coram are based upon preliminary estimates that are subject to change in 2008 upon completion of final valuation analysis.
Deferred Debt Issuance Costs: Capitalized debt issuance costs include those associated with the Company’s revolving credit facility and the convertible senior notes. Such costs are classified as non-current assets. Costs relating to the revolving credit facility are being amortized through the maturity date of June, 2011. Costs relating to the convertible senior notes are amortized from the issuance date through September 2008. See Note 7 — “Long-term Debt.”
Fair Value of Financial Instruments: The carrying value of Apria’s bank debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair value of the convertible senior notes, as determined by reference to quoted market prices, is $249,455,000 and $242,398,000 at December 31, 2007 and 2006, respectively. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value due to their short maturity.
Product and Supply Costs: Product and supply costs presented within cost of net revenues are comprised primarily of cost of supplies and equipment provided to patients, infusion drug costs and enteral product costs.
Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $19,766,000 in 2007 and $15,694,000 in 2006.
Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $175,947,000, $174,273,000 and $171,724,000 in 2007, 2006, and 2005, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs as discussed in Emerging Issues Task Force (“EITF”) No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” which permits their income statement classification within selling and administrative expenses.
Self-Insurance: Coverage for certain employee medical claims and benefits, as well as workers’ compensation, vehicle liability, professional and general liability are self-insured. Accruals for medical claims at December 31, 2007 and 2006 were $8,484,000 and $10,061,000, respectively. Amounts accrued for costs of the other liability coverages totaled $15,456,000 and $10,977,000 at December 31, 2007 and 2006, respectively. All such amounts are classified in other accrued liabilities.
Advertising: Advertising costs are initially established as a prepaid expense and amortized over the period of expected benefit. Such expenses are included in selling, distribution and administrative expenses and amounted to $3,831,000, $5,849,000 and $6,844,000 for 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income Taxes: Income taxes are provided for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining the necessity and amount of a valuation allowance, management considers current and past performance, the operating market environment, tax planning strategies and the length of tax benefit carryforward periods.
As of January 1, 2007, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109 was adopted. Prior to January 1, 2007, tax contingencies were accounted for under the principles of SFAS No. 5, “Accounting for Contingencies”. See Note 3 — Recent Accounting Pronouncements to the Consolidated Financial Statements for further discussion regarding adoption of FIN 48.
Derivative Instruments and Hedging Activities: From time to time derivative financial instruments are used to limit exposure to interest rate fluctuations on the Company’s variable rate long-term debt. The interest rate swap agreements are being accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”   Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in operating income, as the transactions no longer qualify for hedge accounting treatment. Exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. The Company does not anticipate losses due to counterparty nonperformance as our counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.
Share-Based Compensation: Prior to 2006, stock-based compensation plans were accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For 2005, net income reflects compensation expense for restricted stock awards and restricted stock purchase rights valued in accordance with APB Opinion No. 25.
The provisions of SFAS No. 123(R), “Share-Based Payment” were adopted on January 1, 2006. The modified prospective transition method was elected and, accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation. The short-cut method was elected, as provided by SFAS No. 123(R), for determining the historical pool of tax benefits. See Note 8 — Share-Based Compensation and Stockholders’ Equity.
Comprehensive Income: For the years ended December 31, 2007, 2006, and 2005, the difference between net income and comprehensive income is $122,000, $(105,000) and $482,000, respectively, net of taxes, which is attributable to unrealized (losses) and gains on various interest rate swap agreements.
Per Share Amounts: Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options and other awards, using the treasury stock method.
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
Historically, the Company accounted for deferred revenues and deferred expenses related to equipment it rents to patients under a “reimbursement contract” method. These deferred amounts were included in its consolidated financial statements for the year ended December 31, 2006, on which the Company’s independent registered public accountants, Deloitte & Touche LLP, issued an unqualified opinion. In the course of a review in the fourth quarter of 2007, of the Company’s accounting for deferred revenue and deferred expenses it was identified that the Company had incorrectly deferred revenue related to all of the Company’s capitated contracts (albeit, in the fee for service arrangements line item) and that the Company incorrectly deferred certain indirect and overhead expenses. The Company concluded that the rental of such equipment should be accounted for under SFAS No. 13, “Accounting for Leases.” Under SFAS No. 13 lessors are required to recognize rental income over the lease term. The Company bills for the rental of patient equipment on a monthly basis beginning on the date the equipment is delivered. Since deliveries can occur on any day during a month revenue must be deferred for the amount of billings that apply to the next month.
The accounting for the deferral of expenses by lessors is addressed by SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Under SFAS No. 91 only the direct costs associated with leases are to be deferred. The Company has re-evaluated the amount of costs to be deferred and now will be deferring only the direct costs associated with the initial rental period under SFAS No. 91 and have adjusted our financial statements accordingly.
On December 31, 2007, the Company’s management and the Audit Committee of the Board of Directors concluded to restate its previously issued financial statements because of reporting errors solely relating to its accounting for deferred revenue and deferred expenses related to equipment it rents to patients. Accordingly, the Company restated its consolidated balance sheet as of December 31, 2006, and its consolidated statements of income, cash flows and stockholders’ equity for the years ended December 31, 2006 and 2005. The impact of the restatement decreased net income for 2006 by $0.7 million, or 0.9%, and increased net income for 2005 by $1.5 million or 2.4%. The cumulative effect of the errors decreased stockholders’ equity as of December 31, 2006 by $10.7 million or 3.0% of retained earnings and 2.6% of total stockholders’ equity. The cumulative effect of the errors decreased stockholders’ equity as of January 1, 2005 by $17.1 million or 7.7% of retained earnings and 4.2% of total stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In 2006, the Company made adjustments to its financial statements related to deferral of certain revenue and expenses pursuant to Staff Accounting Bulletin (“SAB”) No. 108 issued by the Securities and Exchange Commission. In the SAB 108 adjustment, the Company included all costs, including indirect and overhead costs which should have not been deferred. Prior to the SAB 108 adjustment in 2006, the Company did not record any deferred revenues or expenses. As a result of the restatement, the SAB 108 adjustment has been eliminated.
The following tables show the impact of the restatement.
CONSOLIDATED BALANCE SHEET ITEMS

	December 31, 2006
	(As Previously		(As
(in thousands)	Reported)	(Adjustments)	Restated)
Deferred income taxes	$36,648	$5,832	$42,480
Deferred expenses	22,712	(19,692)	3,020
Total current assets	344,937	(13,860)	331,077
Total assets	1,168,496	(13,860)	1,154,636
Deferred revenue	32,280	(3,122)	29,158
Total current liabilities	203,523	(3,122)	200,401
Total liabilities	758,065	(3,122)	754,943
Retained earnings	357,470	(10,738)	346,732
Total stockholders’ equity	$410,431	$(10,738)	$399,693
CONSOLIDATED STATEMENT OF INCOME ITEMS

	Year Ended December 31, 2006
	(As Previously		(As
(in thousands, except per share data)	Reported)	(Adjustments)	Restated)
Fee for service arrangements	$1,355,818	$(616)	$1,355,202
Total net revenues	1,517,307	(616)	1,516,691
Product and supply costs	345,552	141	345,693
Total cost of net revenues	521,439	141	521,580
Selling, distribution and administrative	804,365	(80)	804,285
Total costs and expenses	1,369,607	61	1,369,668
Operating income	147,700	(677)	147,023
Income before taxes	118,237	(677)	117,560
Income tax expense	43,257	40	43,297
Net income	74,980	(717)	74,263
Basic net income per common share	1.77		1.75
Diluted net income per common share	$1.75		$1.73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENT OF INCOME ITEMS

	Year Ended December 31, 2005
	(As Previously		(As
(in thousands, except per share data)	Reported)	(Adjustments)	Restated)
Fee for service arrangements	$1,327,777	$1,569	$1,329,346
Total net revenues	1,474,101	1,569	1,475,670
Product and supply costs	309,413	(75)	309,338
Total cost of net revenues	479,288	(75)	479,213
Selling, distribution and administrative	792,177	(146)	792,031
Total costs and expenses	1,344,612	(221)	1,344,391
Operating income	129,489	1,790	131,279
Income before taxes	107,370	1,790	109,160
Income tax expense	40,429	248	40,677
Net income	66,941	1,542	68,483
Basic net income per common share	1.39		1.42
Diluted net income per common share	$1.37		$1.40
CONSOLIDATED STATEMENT OF CASH FLOWS ITEMS

	Year Ended December 31, 2006
	(As Previously		(As
(in thousands)	Reported)	(Adjustments)	Restated)
Net income	$74,980	$(717)	$74,263
Deferred income taxes	24,673	39	24,712
Deferred revenue, net of deferred expenses	$560	$678	$1,238
CONSOLIDATED STATEMENT OF CASH FLOWS ITEMS

	Year Ended December 31, 2005
	(As Previously		(As
(in thousands)	Reported)	(Adjustments)	Restated)
Net income	$66,941	$1,542	$68,483
Deferred income taxes	(5,210)	248	(4,962)
Deferred revenue, net of deferred expenses	$—	$(1,790)	$(1,790)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FIN 48. This interpretation creates a comprehensive model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial statement purposes. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
FIN 48 was adopted as of January 1, 2007 and the Company increased its liability for unrecognized tax benefits by recording a cumulative effect adjustment of $4,233,000. This cumulative effect adjustment was recorded as a reduction to the retained earnings balance at January 1, 2007. Potential accrued interest and penalties relevant to unrecognized tax benefits are recognized within income tax expense.
FASB Staff Position FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48” was issued by the FASB in May 2007. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not have a material effect on the consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the statement to determine what, if any, impact the statement will have on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently in the process of evaluating the potential impact of adopting SFAS No. 159 on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and noncontractual contingencies. SFAS No. 141(R) also amends the recognition criteria for contingent consideration. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the potential impact of adopting SFAS No. 141(R) on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not currently expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.
FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157 was issued in February 2008. FSP 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years.
NOTE 4 — PROPERTY, EQUIPMENT AND IMPROVEMENTS
Property, equipment and improvements consist of the following:

	December 31,
(in thousands)	2007	2006
Leasehold improvements	$41,826	$36,770
Equipment and furnishings	84,581	56,696
Information systems — hardware	96,155	88,396
Information systems — software	80,756	51,753

	303,318	233,615
Less accumulated depreciation	(200,491)	(180,640)

	$102,827	$52,975

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Depreciation expense for property, equipment and improvements was $20,869,000, $20,387,000 and $21,918,000 for 2007, 2006 and 2005, respectively.
NOTE 5 — BUSINESS COMBINATIONS
On December 3, 2007, the acquisition of Coram, Inc. (“Coram”) was completed. Coram, which was privately-held, is a national provider of home infusion and specialty pharmaceutical services. The Coram acquisition strategically provided the Company an opportunity to diversify the existing product and payor mix. Additionally it positioned the Company in the growing clinical and specialty pharmaceutical and infusion market. During 2006, three complementary businesses were acquired within specific geographic markets, comprised primarily of home respiratory therapy businesses. Similarly, 21 companies were acquired during 2005. For all periods presented, these all-cash transactions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the consolidated income statements from the dates of acquisition. The purchase prices were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value.
The following table summarizes the allocation of the purchase prices of all acquisitions. Payments for prior years’ acquisitions totaled $83,000, $4,523,000 and $8,576,000 for the years 2007, 2006 and 2005, respectively. At December 31, 2007, 2006 and 2005, unpaid consideration totaled $25,000, $108,000 and $5,682,000, respectively, and is included in the consolidated balance sheets in other accrued liabilities.
Cash paid for acquisitions:

	Year Ended December 31,
(in thousands)	2007		2006	2005
Fair value of patient service equipment acquired	$7,014		$1,923	$7,453
Fair value of property and equipment acquired	24,916		4	985
Fair value of other assets acquired	132,070	(1)	641	1,577
Intangible assets	104,284		1,100	7,613
Goodwill	176,048		(1,112)	85,362

Total assets acquired	444,332		2,556	102,990
Liabilities assumed and accrued, net of payments from prior years’ acquisitions	(89,754	)(2)	5,526	2,481

Net assets acquired	$354,578		$8,082	$105,471

The amounts shown above for 2007 relate to the Coram acquisition and are based upon preliminary estimates that are subject to change in 2008 upon completion of the final valuation analysis.
The following supplemental unaudited pro forma information presents the combined operating results of Apria and the businesses that were acquired during 2007, 2006 and 2005, as if the acquisitions had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of Apria and those of the acquired businesses. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.
(1)	Consists primarily of $82.5 million in net accounts receivable, $14.0 million in net inventory and $28.3 million in deferred tax assets.

(2)	Consists primarily of $44.9 million in accounts payable, $17.7 million in accrued compensation and $9.4 million in other accrued liabilities.

	Year Ended December 31,
(in thousands, except per share data )	2007	2006	2005
Net revenues	$2,103,791	$1,997,106	$1,552,571
Net income	86,275	61,558	72,407

Basic net income per common share	$1.98	$1.45	$1.50

Diluted net income per common share	$1.95	$1.43	$1.48

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
Business combinations are accounted for in accordance with SFAS No. 141, “Business Combinations,” which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Goodwill impairment testing is conducted at a “reporting unit” level and compares each reporting unit’s fair value to its carrying value as of December 31 annually. The Company has determined that its geographic divisions are reporting units under SFAS No. 142. The measurement of fair value for each division is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. For all years presented, testing indicated that no impairment existed and, accordingly, no loss has been recognized.
For the year ended December 31, 2007, the net increase in the carrying amount of goodwill of $176,048,000 is the result of the acquisition of Coram on December 3, 2007. Most of the goodwill recorded in conjunction with business combinations for the periods presented is expected to be deductible for tax purposes. Goodwill and intangible assets from our Coram acquisition are based upon preliminary estimates that are subject to change in 2008 upon completion of the final valuation analysis.
Intangible assets consist of the following:

	December 31, 2007				December 31, 2006
	Average	Gross			Gross
	Life in	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
(dollars in thousands)	Years	Amount	Amortization	Value	Amount	Amortization	Value

Intangible assets subject to amortization:
Covenants not to compete	5.0	$11,380	$(7,744)	$3,636	$13,506	$(7,313)	$6,193
Patient referral sources	20.0	34,300	(143)	34,157	—	—	—
Customer lists	1.0	—	—	—	1,283	(925)	358
Favorable leases	3.1	584	(20)	564

Total	7.3	46,264	(7,907)	38,357	14,789	(8,238)	6,551
Intangible assets not subject to amortization:
Trade names	—	69,400	—	69,400	—	—	—

Total	7.3	$115,664	$(7,907)	$107,757	$14,789	$(8,238)	$6,551

Amortization expense amounted to $3,079,000, $5,080,000 and $6,941,000 for the years 2007, 2006 and 2005, respectively. Estimated amortization expense for each of the fiscal years ending December 31, is presented below:

Year Ending December 31,	(in thousands)
2008	$7,194
2009	4,425
2010	2,611
2011	2,129
2012	1,992
NOTE 7 — LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
(in thousands)	2007	2006
Notes payable relating to revolving credit facilities	$424,000	$235,000
Convertible senior notes	250,000	250,000
Capital lease obligations (see Note 11)	7,031	—
Other	6,252	2,145

	687,283	487,145
Less: current maturities	(254,252)	(2,145)

	$433,031	$485,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revolving Credit Facility: The senior secured credit agreement with Bank of America and a syndicate of lenders was amended effective June 23, 2006. The amendment extended the maturity date from November 23, 2009 to June 23, 2011 and lowered the applicable interest rate margins and commitment fees.
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
The new applicable margins range from 0.625% to 1.25% for Eurodollar loans and from zero to 0.25% for base rate loans. The range for commitment fees on the unused portion of the revolving credit facility is now 0.10% to 0.20%. The effective interest rate at December 31, 2007, after consideration of the effect of the swap agreements, was 6.09%. Without the effect of the swap agreements, such rate would have been 6.14%.
At December 31, 2007, borrowings under the revolving credit facility were $424,000,000, outstanding letters of credit totaled $12,136,000 and credit available under the revolving facility was $63,864,000. The Company must maintain compliance with certain financial covenants measured on a quarterly basis, including a consolidated interest coverage ratio and a leverage ratio. At December 31, 2007, the Company was in compliance with all of the financial covenants required by the credit agreement. Borrowings under the credit facility are secured by a pledge of the common stock of certain of the Company’s subsidiaries.
Convertible Senior Notes: In August 2003, convertible senior notes in the aggregate principal amount of $250,000,000 were issued under an indenture with U.S. Bank National Association. The notes were issued in a private placement at an issue price of $1,000 per note (100% of the principal amount at maturity) and were subsequently registered with the Securities and Exchange Commission. The notes will mature on September 1, 2033, unless earlier converted, redeemed or repurchased. Some or all of the notes may be redeemed at any time after September 8, 2010, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest and contingent interest, if any, to the redemption date. The holders of the notes may require the repurchase of some or all of the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest, up to but excluding the applicable repurchase date, initially on September 1, 2008, and subsequently on September 1 of 2010, 2013, 2018, 2023 and 2028, or at any time prior to their maturity following a fundamental change, as defined in the indenture. Any notes required to be repurchased will be paid for in cash, pursuant to the terms of a December 2004 amendment to the indenture which eliminated the option of paying part of the repurchase price in common stock. Since the holders of the notes may require us to redeem some or all of the notes on September 1, 2008, the principal amount of $250 million has been reclassified to the current portion of long-term debt on the consolidated balance sheet as of December 31, 2007.
The notes bear interest at the rate of 3 3/8% per annum, which is payable on September 1 and March 1 of each year, beginning on March 1, 2004. Also, during certain periods commencing on September 8, 2010, contingent interest will be payable on the interest payment date for the applicable interest period if the average trading price of the notes during the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period. During certain periods, the notes are convertible, at the holders’ option, into shares of Apria common stock, initially at a conversion rate of 28.6852 shares of common stock per $1,000 principal amount of notes, subject to adjustment and under certain circumstances as outlined in the indenture.
The notes are unsecured and unsubordinated obligations and are senior in right of payment to any subordinated debt. The notes rank junior to the Company’s senior secured credit facility to the extent of the assets securing such indebtedness.
Maturities of long-term debt are as follows:

Year Ending December 31,	(in thousands)
2008	$254,252
2009	3,436
2010	2,612
2011	426,304
2012	679
Thereafter	—

$687,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total interest paid on debt in 2007, 2006 and 2005 amounted to $18,062,000, $29,891,000 and $18,783,000, respectively.
Hedging Activities: Interest rate risk exists on the variable rate long-term debt. Interest rate risk is managed by evaluating and monitoring all available relevant information, including but not limited to, the structure of its interest-bearing assets and liabilities, historical interest rate trends and interest rate forecasts published by major financial institutions. The tools that may be utilized to moderate exposure to fluctuations in the relevant interest rate indices include, but are not limited to: (1) strategic determination of repricing periods and related principal amounts, and (2) derivative financial instruments such as interest rate swap agreements, caps or collars. Derivatives are not used for trading or other speculative purposes.
During 2007, the Company had one interest rate swap agreement in effect to fix its LIBOR-based variable rate debt. The agreement, a forward-starting contract with a three-year term, became effective in January 2006, and has a notional amount of $25,000,000 that fixes an equivalent amount of its variable rate debt at 4.44%. In 2006, the Company had two interest rate swap agreements. Each agreement had a notional amount of $25,000,000, with one agreement expiring in December 2006 and the other agreement expiring in January 2009. In 2005, the Company had two interest rate swap agreements. Each agreement had a notional amount of $25,000,000, with one agreement expiring in December 2005 and the other agreement expiring in December 2006. For the years ended December 31, 2007, 2006 and 2005, the Company received net settlement amounts of $233,000, $540,000, and $11,000, respectively. At December 31, 2007, the aggregate fair value of the swap agreement was a liability of $105,000 and is reflected in the accompanying consolidated balance sheets in current liabilities. At December 31, 2006, the aggregate fair value of the swap agreements was an asset of $356,000, and is reflected in other assets.
The interest rate swap agreements are being accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”   Unrealized gains and losses on the fair value of the swap agreements are reflected, net of taxes, in operating income, as the transactions no longer qualify for hedge accounting treatment. Exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. The Company does not anticipate losses due to counterparty nonperformance as our counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.
NOTE 8 — SHARE-BASED COMPENSATION AND STOCKHOLDERS’ EQUITY
Effective January 1, 2006, the provisions of SFAS No. 123(R) were adopted which establish accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, share-based compensation to employees was accounted for in accordance with APB Opinion No. 25 and related interpretations. The disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” were followed. The modified prospective transition method was elected as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.
For the year ended December 31, 2007, share-based compensation expense was $11,150,000, of which $1,751,000 was related to awards issued prior to the adoption of SFAS No. 123(R). All such compensation is reflected in the accompanying condensed consolidated income statement within the selling, distribution and administrative expense line item. The related awards were granted to administrative personnel or members of the Board of Directors and therefore no portion of the share-based compensation has been classified within cost of net revenues. Share-based compensation expense recognized in 2007 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for periods prior to 2006, forfeitures were accounted for as they occurred.
For the year ended December 31, 2007, cash received from the exercise of options totaled $17,521,000. Income tax benefits related to stock-based compensation arrangements amounted to $3,958,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Estimates of the fair value of stock options are determined using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the expected annual dividend yield. Management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted in 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The key input assumptions that were utilized in the valuation of the stock options granted are summarized in the table below.

	Year Ended December 31,
	2007	2006	2005
Expected option term in years (1)	4.6	4.8	4.1
Expected volatility (2)	29.9%	27.3%	32.0%
Risk-free interest rate (3)	4.5%	4.6%	3.8%
Expected annual dividend yield	0%	0%	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	Expected volatility represents a combination of historical stock price volatility and implied volatility from publicly-traded options on Apria’s common stock.

(3)	The risk-free interest rate is based on the implied yield on a U.S. Treasury zero coupon issue with a remaining term equal to the expected term of the option.
2003 Performance Incentive Plan: In July 2003, stockholders approved the 2003 Performance Incentive Plan (“2003 Plan”), which permits the grant of stock options, stock appreciation rights (“SARs”), stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, or similar rights to purchase or acquire shares, and cash awards. At the discretion of the Compensation Committee of the Board of Directors, any award may be paid or settled in cash. The 2003 Plan is currently the only plan from which stock-based awards may be granted.
The maximum number of shares that may be issued as awards under the 2003 Plan equals the sum of (1) 6,500,000 shares, plus (2) the number of shares subject to stock options granted under previous plans, which expire or are cancelled or terminated without being exercised, after the effective date of the 2003 Plan.
The 2003 Plan also contains the following limits:
•	grants of incentive stock options up to 2,000,000 shares,

•	grants of options and SARs during any calendar year to any individual up to 500,000 shares,

•	shares subject to all awards granted to an individual during any calendar year up to 1,000,000 shares,

•	awards granted to non-employee directors up to 700,000 shares,

•	awards granted, other than for stock options and SARs, up to 2,275,000 shares,

•	performance-based awards, other than stock options and SARs, granted to an individual up to 500,000 shares in a calendar year, and

•	performance-based awards, payable in cash at the discretion of the Compensation Committee, granted to an individual up to $10,000,000 in a calendar year.
The per share exercise price of an option or SAR (collectively referred to as “options”) generally may not be less than the per share fair market value on the date of grant. The maximum term of an option is ten years from the date of grant. Performance-based awards may also be issued from the 2003 Plan. The vesting or payment of such awards will depend on the Company’s performance to established measurement criteria. The performance measurement period may range from three months to ten years. Performance-based awards may be paid in stock or, at the discretion of the Compensation Committee, in cash. Historically, new shares are issued when options or stock-based awards are exercised.
The Company believes that share-based awards better align the interests of its senior management and other key employees with those of its stockholders as well as serving as an effective tool to attract, retain and motivate plan participants.
Stock Options: The 2003 Plan provides for the granting of stock options to employees and non-employee directors. Such grants to employees may include non-qualified and incentive stock options. The exercise price of an option is established at the fair market value of a share of common stock on the date of grant. Vesting of stock options is time-based and is generally over a three-year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the activity for stock options for the years ended December 31, 2005, 2006 and 2007:

			Weighted-
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term	Intrinsic
	Options	Exercise Price	(in Years)	Value
Outstanding at January 1, 2005	5,114,145	$24.84	7.37	$41,774,469
Granted	49,000	32.45
Exercised	(920,385)	22.49
Forfeited	(166,055)	29.20

Outstanding at December 31, 2005	4,076,705	$25.28	6.60	$7,881,252
Granted	1,056,000	23.23
Exercised	(349,596)	20.64
Forfeited	(726,795)	29.48

Outstanding at December 31, 2006	4,056,314	$24.59	6.38	$13,750,742
Granted	759,830	30.84
Exercised	(863,693)	20.23
Forfeited	(219,068)	29.26

Outstanding at December 31, 2007	3,733,383	$26.60	6.28	$1,690,040

Vested or expected to vest as of December 31, 2007	3,503,580	$26.56	6.12	$1,680,053
Exercisable at December 31, 2007	2,581,277	$26.21	5.17	$1,638,973
The weighted-average fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 were $10.20, $7.39 and $10.11, respectively. There were 1,056,000 stock options granted in the corresponding period in 2006. The total intrinsic value of options exercised was $9,642,000, $1,272,000 and $10,239,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
As of December 31, 2007, total unrecognized stock-based compensation cost related to unvested stock options was $6,907,000, which is expected to be expensed over a weighted-average period of 1.89 years.
Restricted Stock Purchase Rights: In 2003 and 2004, restricted stock purchase rights were granted under the 2003 Plan to certain members of executive management. The awards represented the right to purchase a certain number of shares of common stock at a future date at a specified exercise price. The exercise price was established at 25% of the fair market value of a share of common stock on the date of grant. Such awards generally require that certain performance conditions and service conditions be met before the awards will vest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the activity for restricted stock purchase rights for the years ended December 31, 2005, 2006 and 2007:

			Weighted
	Restricted		Remaining
	Stock	Weighted-	Contractual	Aggregate
	Purchase	Average	Term	Intrinsic
	Rights	Exercise Price	(in Years)	Value
Outstanding at January 1, 2005	586,000	$6.70	8.71	$15,385,350
Granted	—	—
Exercised	(16,000)	6.46
Forfeited	(24,000)	6.46

Outstanding at December 31, 2005	546,000	$6.71	7.72	$9,499,110
Granted	—	—
Exercised	(158,500)	6.49
Forfeited	(87,500)	6.85

Outstanding at December 31, 2006	300,000	$6.79	6.76	$5,957,820
Granted	—	—
Exercised	(23,000)	6.46
Forfeited	—	—

Outstanding at December 31, 2007	277,000	$6.82	5.77	$4,086,290

Vested or expected to vest as of December 31, 2007	211,718	$6.79	5.76	$3,128,576
Exercisable at December 31, 2007	8,000	$6.46	5.61	$120,880
The total intrinsic value of restricted stock purchase rights exercised was $534,000 and $2,592,000 for the years ended December 31, 2007 and 2006, respectively. No such awards were granted during these two periods.
As of December 31, 2007, total unrecognized stock-based compensation cost related to unvested restricted stock purchase rights was $2,044,000, which is expected to be expensed over a weighted-average period of 2.32 years.
Restricted Stock Awards and Units: The 2003 Plan provides for the granting of restricted stock and restricted stock units to its non-employee directors and employees. Such awards generally require that certain performance conditions and service conditions be met before the awards will vest.
The following table summarizes the activity for restricted stock awards and units for the years ended December 31, 2005, 2006 and 2007:

	Shares	Weighted-Average
	or	Grant-Date
	Share Units	Fair Value
Nonvested restricted stock awards and units at January 1, 2005	226,000	$32.80
Granted	81,384	34.98
Vested and released	(26,000)	28.21
Forfeited	—	—

Nonvested restricted stock awards and units at December 31, 2005	281,384	33.86
Granted	339,000	22.71
Vested and released	(38,462)	33.95
Forfeited	(95,000)	28.35

Nonvested restricted stock awards and units at December 31, 2006	486,922	27.16
Granted	405,310	29.82
Vested and released	(186,901)	24.09
Forfeited	(64,460)	27.32

Nonvested restricted stock awards and units at December 31, 2007	640,871	$29.73

The total intrinsic value of restricted stock awards or units released was $5,081,000 and $768,000 for the years ended December 31, 2007 and 2006, respectively.
As of December 31, 2007, total unrecognized stock-based compensation cost related to unvested restricted stock awards and units was $11,871,000, which is expected to be expensed over a weighted-average period of 2.43 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following activity occurred under the 2003 Plan:

	Year Ended December 31
	2007	2006	2005
Total fair value of stock awards vested	$5,081,411	$768,204	$832,520
Prior Period Pro Forma Presentation: Apria had previously adopted the provisions of SFAS No. 123 through disclosure only. The following table illustrates the effects on net income and earnings per share for the year ended December 31, 2005 as if the fair value recognition provisions of SFAS No. 123 had been applied to share-based employee awards.

Year Ended
(in thousand, except per share data)	December 31, 2005
Net income as reported	$68,483
Add: stock-based compensation expense included in reported net income, net of related tax effects	2,032
Deduct: total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	(13,070)

Pro forma net income	$57,445

Basic net income per share:
As reported	$1.42
Pro forma	$1.19

Diluted net income per share:
As reported	$1.40
Pro forma	$1.17
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005: risk-free interest rate of 3.78%; dividend yield of 0%; expected life of 4.13 years; and volatility of 31.73%.
Stock Option Acceleration: On November 30, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of certain outstanding employee stock options with per share prices above $26.00, so that each such option became fully vested. As a result of this action, options to purchase 863,227 shares of Apria common stock became immediately exercisable. The accelerated options represented approximately 18.6% of total outstanding options at the time of the action.
The purpose of accelerating the vesting of these options was to eliminate the compensation expense that would otherwise be recognized in the consolidated statements of income in future financial statements with respect to these options upon the adoption of SFAS No. 123(R). More than half of the accelerated options would have vested according to their terms during 2006 and more than 77% would have vested by February 2007. As a result of the acceleration, the Company expects to reduce its future share-based compensation expense by approximately $7,580,000.
Treasury Stock: All repurchased shares of common stock are held as treasury shares.
In 2007, 68,863 shares of employee restricted stock, valued at $1,828,000, were retained upon vesting to satisfy the related tax obligations and 8,689 shares of employee restricted stock purchase rights valued at $250,000, were retained upon vesting to satisfy the related exercise price and tax obligations.
In 2006, 7,672 shares of employee restricted stock, valued at $141,000, were retained upon vesting to satisfy related tax obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In October 2005, the Board of Directors authorized the repurchase of up to $250,000,000 worth of outstanding common stock. On November 7, 2005, 7,337,526 shares of common stock were purchased for $175,000,000 through an accelerated share repurchase program. Under the agreement, the Company’s counterparty borrowed shares that were sold to the Company at an initial price of $23.83. The counterparty then repurchased shares over a period that commenced immediately after the sale of shares to Apria. The repurchase transaction was completed in February 2006. The agreement contained a provision that subjected Apria to a purchase price adjustment based on the volume weighted average price of the Company’s common stock over the period during which the counterparty purchased the shares. Such provision resulted in an additional $242,000 owed to the counterparty that Apria elected to settle in cash in February 2006. This amount was recorded as a liability at December 31, 2005, with a corresponding charge to interest expense reflecting the change in the fair value of the settlement contract. The amount remaining on the aforementioned Board authorization expired at the end of the first quarter of 2007.
NOTE 9 — INCOME TAXES
Significant components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in thousands)	2007	2006

Deferred tax assets:
Allowance for doubtful accounts	$26,530	$13,007
Accruals	15,367	5,020
Accrued vacation	10,064	9,001
Asset valuation reserves	6,768	13,919
Share-based payment	5,108	1,588
Net operating loss carryforward and tax credits	49,381	8,448
Intangible assets	8,752	8,994
Deferred revenue and expenses	9,632	9,567
Tax benefits related to unrecognized state tax benefits and interest accrued	5,817	—
Other, net	12,203	7,676

	149,622	77,220
Less: valuation allowance	(5,696)	(904)

Total deferred tax assets	143,926	76,316
Deferred tax liabilities:
Tax over book depreciation	(21,538)	(28,213)
Tax over book goodwill amortization	(58,649)	(43,737)
Separately identifiable intangibles	(38,743)	—
Contingent debt interest	(17,703)	(19,353)
Other, net	(3,385)	(3,348)

Total deferred tax liabilities	(140,018)	(94,651)

Net deferred tax asset/(liabilities)	$3,908	$(18,335)

Deferred income taxes are recognized for the difference between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized. During 2007, the valuation allowance was increased by a net $4,792,000 primarily related to state tax net operating loss (“NOLs”) carryforwards from the December 2007 acquisition of Coram.
As of December 31, 2007, federal NOLs of approximately $111,186,000 are available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during our calendar 2027 through 2028 tax years. These NOLs were acquired in connection with the Coram acquisition and are subject to an annual utilization limitation of approximately $17,500,000 as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, our ability to utilize federal tax NOLs and certain acquisition-related state tax NOLs may be further limited due to certain tax rules involving the exchange of Coram stock for its debt and associated interest. These debt for stock exchanges occurred in Coram’s 2000 through 2002 tax years.
Additionally, Coram’s NOLs, tax assets and other attributes could be subject to substantial utilization limitations due to previous Section 382 ownership changes which may have occurred prior to our acquisition of Coram. In general, an “ownership change,” as defined by Section 382 of the Code, occurs when a transaction or series of transactions over a three-year period results in an ownership change of more than 50 percentage points of the outstanding stock of a company. The Company is currently analyzing whether a Section 382 ownership change occurred prior to our December 2007 acquisition of Coram and the impact, if any, that such an ownership change could have on NOL carryforwards, tax assets and other tax attributes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income tax expense (benefit) consists of the following:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Current:
Federal	$28,710	$16,734	$45,652
State	3,954	2,490	(719)

	32,664	19,224	44,933

Deferred:
Federal	16,388	21,062	(4,979)
State	2,946	3,011	723

	19,334	24,073	(4,256)

	$51,998	$43,297	$40,677

Included in the 2007 current tax expense is approximately $1,405,000 relating to FIN 48. Excess tax benefits from share-based payments of $3,958,000, $17,000 and $4,117,000 were credited to additional paid-in capital in 2007, 2006, and 2005, respectively. See Consolidated Statements of Stockholders’ Equity.
A reconciliation of the differences between income tax expense and an amount calculated utilizing the federal statutory rate is as follows:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Income tax expense at statutory rate	$48,294	$41,146	$38,206
Non-deductible expenses	1,002	711	2,958
State taxes, net of federal benefit and state loss carryforwards	6,033	5,134	4,592
Change in valuation allowance	(336)	(53)	(2,218)
Change in contingency reserve	—	(4,063)	(2,483)
Change in liability for unrecognized tax benefits under FIN 48	(1,405)	—	—
Other	(1,590)	422	(378)

	$51,998	$43,297	$40,677

In conjunction with the Company’s January 1, 2007 adoption of FIN 48, the liability for unrecognized tax benefits was increased by recording a cumulative effect adjustment of $4,233,000. This cumulative effect adjustment was recorded as a reduction to the retained earnings balance at January 1, 2007.
A reconciliation of the beginning and ending balances of the gross liability for unrecognized tax benefits at December 31, 2007 is as follows (in thousands):

Balance at January 1, 2007 (included in Income Taxes Payable and Other Non-Current Liabilities)	$17,687
Balance at January 1, 2007 (included in Deferred Income Taxes)	10,029

Total gross unrecognized tax benefits at January 1, 2007	27,716
Additions for tax positions related to the current year	3,630
Additions for tax positions related to prior years	6,661
Reductions for tax positions related to prior years	(941)
Settlements	(1,231)
Reductions due to lapse in statute of limitations	(3,078)

Gross unrecognized tax benefits at December 31, 2007 (excluding Coram)	32,757
Coram’s Gross unrecognized tax benefits at December 31, 2007	83,203

Total Gross unrecognized tax benefits at December 31, 2007 (including Coram)	$115,960

Total gross unrecognized tax benefits (including Coram) of $115,960,000 is reflected on the Company’s December 31, 2007 balance sheet as follows: (a) $27,000,000 included in Income Taxes Payable and Other Non-Current Liabilities and (b) $88,960,000 included in Deferred Income Taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The amount of unrecognized tax benefits which, if ultimately recognized, could affect the effective tax rate in a future period is $16,948,000 as of January 1, 2007 and $15,543,000 as of December 31, 2007. The $16,948,000 and $15,543,000 unrecognized tax benefits amounts are both net of federal and/or state tax benefits and are inclusive of $2,679,000 and $3,793,000 of penalties and interest (net of tax benefit), respectively.
Based on purchase accounting rules at December 31, 2007, Coram’s unrecognized tax benefit liability of $80,034,000 (net), if recognized, would only impact goodwill (versus the Company’s effective tax rate). However, upon adoption of SFAS No. 141(R), the amount of Coram’s unrecognized tax benefits which, if ultimately recognized, could affect the Company’s effective tax rate in a future period is $80,034,000 (net).
As of December 31, 2007, it is reasonably possible that unrecognized tax benefits could be increased or decreased by the following estimated amounts within the succeeding 12 months.
•
Gross increase of $2,800,000 (net $2,600,000) related to the timing uncertainty for when certain deductions should be recognized for tax return purposes. This uncertainty is subject to review by taxing agencies.

•
Gross increase of $1,100,000 (net $700,000) related to state tax uncertainties involving tax filing positions and allocation of income among various jurisdictions. This uncertainty is subject to review by state taxing agencies.

•
Gross increase of $1,800,000 (net $1,200,000) for interest and penalties primarily related to other tax uncertainties taken in prior years. The increase is an annual expense which will be accrued until the associated tax uncertainties are extinguished through such means as audit settlement, payment, or lapse in statutes of limitations.

•
Gross decrease of $2,900,000 (net $1,900,000) related to state tax uncertainties. Ultimate realization of this decrease is dependent upon the occurrence of certain events (including the lapse in statutes of limitations).

Interest expense and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes. Gross interest and penalties of $3,844,000 and $6,412,000 are provided for within the liability for unrecognized tax benefits as of January 1, 2007 and December 31, 2007, respectively.
We file federal and state income tax returns in jurisdictions with varying statutes of limitations expiration dates. The calendar 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. The Internal Revenue Service is currently examining the calendar 2005 tax year and certain state tax agencies are examining the calendar tax years 2001 through 2004.
Net income taxes paid in 2007, 2006, and 2005 amounted to $26,885,000, $16,406,000, and $52,099,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 10 — PER SHARE AMOUNTS
The following table sets forth the computation of basic and diluted per share amounts:

	Year Ended December 31,
(in thousands, except per share data)	2007	2006	2005

Numerator:
Net income	$86,039	$74,263	$68,483
Numerator for basic and diluted per share amounts — income available to common stockholders	$86,039	$74,263	$68,483

Denominator:
Denominator for basic per share amounts — weighted-average shares	43,552	42,462	48,154
Effect of dilutive securities:
Employee stock options — dilutive potential common shares	588	473	831

Denominator for diluted per share amounts — adjusted weighted-average shares	44,140	42,935	48,985

Basic net income per common share	$1.98	$1.75	$1.42

Diluted net income per common share	$1.95	$1.73	$1.40

Employee stock options excluded from the computation of diluted per share amounts:
Shares for which exercise price exceeds average market price of common stock	1,502	3,145	2,073

Average exercise price per share that exceeds average market price of common stock	$31.75	$26.71	$30.21

NOTE 11 — LEASES
The Company leases all of its facilities. Lease terms are generally ten years or less with renewal options for additional periods. The occasionally unused facility space is subleased when a lease buyout is not a viable option. Sublease income is recognized monthly and is offset against facility lease expense. Sublease income in 2007, 2006 and 2005 amounted to $761,000, $1,046,000 and $988,000, respectively. In addition, delivery vehicles and office equipment are leased under operating leases. Many leases provide that taxes, maintenance, insurance and other expenses are the responsibility of the Company. Rentals are generally increased annually by the Consumer Price Index, subject to certain maximum amounts defined within individual agreements. Net rent expense in 2007, 2006 and 2005 amounted to $76,228,000, $73,293,000 and $74,835,000, respectively.
In December 2007, infusion pumps and vehicles were acquired, as a result of the acquisition of Coram, totaling $6,887,000 under capital lease arrangements with lease terms ranging from 36 to 60 months. Related amortization for the one-month period amounted to $182,000.
During 2004, information systems hardware and software totaling $3,156,000 were acquired under capital lease arrangements with lease terms ranging from 24 to 36 months. Related amortization amounted to $796,000 and $709,000 in 2006 and 2005, respectively. The obligations under those capital lease arrangements were satisfied during 2006. There were no purchases of assets under capital lease arrangements during 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following amounts for assets under capital lease obligations are included in property, equipment and improvements (in thousands):

	December 31,
	2007	2006

Information systems — hardware and software	$—	$3,156
Infusion pumps	6,204	—
Vehicles	683	—
Less accumulated depreciation	(182)	(1,734)

	$6,705	$1,422

Future minimum payments, by year and in the aggregate, required under capital lease obligations and noncancelable operating leases consist of the following at December 31, 2007 (in thousands):

	Capital	Operating
	Leases	Leases
2008	$2,745	$66,287
2009	2,300	55,231
2010	1,507	43,234
2011	1,122	31,908
2012	60	14,912
Thereafter	—	21,542

	$7,734	$233,114

Less interest included in minimum lease payments	703	—

Present value of minimum lease payments	7,031	—
Less current portion	2,353	—

	$4,678	—

NOTE 12 — EMPLOYEE BENEFIT PLANS
401(k) Savings Plan: The Company has a 401(k) defined contribution plan, whereby eligible employees may contribute up to 35% of their annual base earnings. For 2005, the Company matched 50% of the first 8% of employee contributions. For 2006, the Company suspended the employer matching contribution. For 2007, the Company matched 25% of the first 8% of employee contributions. Total expenses related to the defined contribution plans were $1,915,000, $0 and $4,970,000 in the years 2007, 2006 and 2005, respectively.
Deferred Compensation Plan: A non-qualified deferred compensation plan is available for approximately 250 employees and members of the Board of Directors. The plan provides participants with the advantages of pre-tax contributions and tax deferred compounding of interest. Plan assets, which represent the fair market value of the investments, were $5,136,000 and $4,966,000, and plan liabilities were $4,892,000 and $4,128,000 at December 31, 2007 and 2006, respectively.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Litigation: The Company is the defendant in a purported California class action lawsuit asserting blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. The original claim was filed by Jesus Venegas on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC — 06 — 449669). The complaint seeks compensatory damages in an unspecified amount as well as other relief on behalf of a purported class consisting of certain of the Company’s hourly employees in the State of California. An answer to the complaint was filed denying all material allegations and asserting a number of affirmative defenses, and successfully pursued motions for summary adjudication eliminating the tort based claims such as false imprisonment, fraud and unjust enrichment, as well as claims for punitive damages and a declaratory judgment. Based on the investigation of the allegations made to date, the Company believes there are meritorious defenses to the claims and intends to continue a vigorous defense of the lawsuit. At a case management conference held on January 30, 2008, the Court established a new trial date of January 26, 2009. In addition, the court set March 7, 2008 as the date for a hearing on the composition of the putative class and August 27, 2008 as the date for a hearing on the issue of whether this case may be certified as a class action. Until a final decision is made with respect to the plaintiff’s class action allegations, no assurances can be given that the ultimate disposition of this case will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Insurance policies covering such potential losses where such coverage is cost effective are maintained. In the opinion of management, any liability that might be incurred upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.
Qui Tam Settlement and Related Costs: In 1998, the Company was the subject of an investigation launched by the U.S. Attorney’s office in Los Angeles and the U.S. Department of Health and Human Services. The investigation concerned the documentation supporting billings for services provided to patients whose healthcare costs were paid by Medicare and other federal programs. The investigation related to two civil qui tam lawsuits against the Company filed by individuals suing on behalf of the government. The Company and representatives of the government and the individual plaintiffs reached a preliminary agreement in August 2005 to settle these lawsuits for the aggregate sum of $17,600,000, without any admission of wrongdoing by the Company. The settlement was finalized in a definitive agreement that was fully executed and became effective on September 30, 2005, and the settlement amount was paid on that date. An additional $1,658,000 in legal fees and other related costs were incurred during 2005.
Medicare and Medicaid Reimbursement: There are a number of provisions contained within recent legislation or proposed legislation that affect or may affect Medicare reimbursement polices for items and services provided. The Company cannot be certain of the ultimate impact of all legislated and contemplated changes, and therefore, cannot provide assurance that these changes will not have a material adverse effect on the results of operations.
Supplier Concentration: Currently, approximately 66% of purchases for patient service equipment and supplies are from four vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect operating results.
Guarantees and Indemnities: From time to time, certain types of contracts are entered into that contingently require indemnification of parties against third party claims. These contracts primarily relate to (i) certain asset purchase agreements, under which indemnification may be provided to the seller of the business being acquired; (ii) certain real estate leases, which may require indemnification to property owners for environmental or other liabilities and other claims arising from use of the applicable premises; and (iii) certain agreements with officers, directors and employees, which may require indemnification of such persons for liabilities arising out of their relationship with the Company.
The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on the balance sheets for any of the periods presented.
NOTE 14 — SERVICE/PRODUCT LINE DATA
The following table sets forth a summary of net revenues by service line:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Net revenues:
Home respiratory therapy	$1,087,126	$1,032,651	$1,011,321
Home infusion therapy	334,182	274,723	256,225
Home medical equipment/other	210,493	209,317	208,124

Total net revenues	$1,631,801	$1,516,691	$1,475,670

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA (unaudited)
As indicated in Note 2, on December 31, 2007, the Company’s management and the Audit Committee of the Board of Directors concluded to restate previously issued financial statements because of reporting errors solely relating to its accounting for deferred revenue and deferred expenses related to equipment it rents to patients. Accordingly, the quarters for 2007 and 2006 are effected as disclosed below:

	Quarter
(in thousands, except per share data)	First			Second
2007	(As Previously Reported)	(Adjustments)	(As Restated)	(As Previously Reported)	(Adjustments)	(As Restated)
Net Revenues	$389,290	1,489	$390,779	$394,044	(2,115)	$391,929
Gross Profit	254,494	1,668	256,162	259,559	(2,061)	257,498
Operating Income	37,225	1,767	38,992	38,354	(1,967)	36,387
Net Income	$19,144	1,706	$20,850	$20,829	(1,578)	$19,251

Basic net income per common share	$0.44		$0.48	$0.48		$0.44
Diluted net income per common share	$0.44		$0.47	$0.47		$0.44

	Third			Fourth
2007	(As Previously Reported)	(Adjustments)	(As Restated)
Net Revenues	$396,116	264	$396,380	$452,712
Gross Profit	262,316	(25)	262,291	290,857
Operating Income	37,941	(247)	37,694	45,457
Net Income	$21,269	(349)	$20,920	$25,018

Basic net income per common share	$0.49		$0.48	$0.57
Diluted net income per common share	$0.48		$0.47	$0.57

	First			Second
2006	(As Previously Reported)	(Adjustments)	(As Restated)	(As Previously Reported)	(Adjustments)	(As Restated)
Net Revenues	$368,056	(1,558)	$366,498	$376,079	795	$376,874
Gross Profit	241,082	(1,347)	239,735	247,109	621	247,730
Operating Income	31,944	(1,336)	30,608	37,355	595	37,950
Net Income	$16,123	(1,646)	$14,477	$18,458	1,030	$19,488

Basic net income per common share	$0.38		$0.34	$0.44		$0.46
Diluted net income per common share	$0.38		$0.34	$0.43		$0.46

	Third			Fourth
2006	(As Previously Reported)	(Adjustments)	(As Restated)	(As Previously Reported)	(Adjustments)	(As Restated)
Net Revenues	$382,214	(215)	$381,999	$390,958	362	$391,320
Gross Profit	251,120	(369)	250,751	256,557	338	256,895
Operating Income	38,209	(348)	37,861	40,192	412	40,604
Net Income	$19,306	(401)	$18,905	$21,093	300	$21,393

Basic net income per common share	$0.45		$0.45	$0.50		$0.50
Diluted net income per common share	$0.45		$0.44	$0.49		$0.50

APRIA HEALTHCARE GROUP INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Increase Due	Charged to		Balance at
	Beginning	to Coram	Costs and		End of
(in thousands)	of Period	Acquisition	Expenses	Deductions	Period
Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$27,324	$21,557	$43,138	$44,196	$47,823
Reserve for inventory and patient service equipment shortages	$4,420	$195	$3,351	$2,600	$5,366

Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$41,527	—	$38,723	$52,926	$27,324
Reserve for inventory and patient service equipment shortages	$3,753	—	$3,623	$2,956	$4,420

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$45,064	—	$46,948	$50,485	$41,527
Reserve for inventory and patient service equipment shortages	$3,230	—	$2,309	$1,786	$3,753

S-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 29, 2008

APRIA HEALTHCARE GROUP INC.
By:	/s/ LAWRENCE M. HIGBY
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAWRENCE M. HIGBY Lawrence M. Higby	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ CHRIS A. KARKENNY Chris A. Karkenny	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ PETER A. REYNOLDS Peter A. Reynolds	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 29, 2008

/s/ DAVID L. GOLDSMITH David L. Goldsmith	Director and Chairman of the Board	February 29, 2008

/s/ VICENTE ANIDO, JR. Vicente Anido, Jr.	Director	February 29, 2008

/s/ TERRY BAYER Terry Bayer	Director	February 29, 2008

/s/ I. T. CORLEY I. T. Corley	Director	February 29, 2008

/s/ RICHARD H. KOPPES Richard H. Koppes	Director	February 29, 2008

/s/ PHILIP R. LOCHNER, JR. Philip R. Lochner, Jr.	Director	February 29, 2008

/s/ NORMAN C. PAYSON Norman C. Payson	Director	February 29, 2008

/s/ MAHVASH YAZDI Mahvash Yazdi	Director	February 29, 2008

2.1 Agreement and Plan of Merger, dated as of October 13, 2007, among Apria Healthcare, Inc., APCO, Inc., and Coram, Inc. (q)
3.1 Restated Certificate of Incorporation of the Registrant. (a)
3.2 Certificate of Ownership and Merger merging Apria Healthcare Group Inc. into the Registrant and amending the Registrant’s Restated Certificate of Incorporation to change the Registrant’s name to “Apria Healthcare Group Inc.” (*)
3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant. (h)
3.4 Amended and Restated Bylaws of the Registrant, as amended on February 19, 2008. (s)
4.1 Specimen Stock Certificate of the Registrant. (*)
4.2 Certificate of Designations of the Registrant. (a)
4.3 Indenture dated August 20, 2003, between the Registrant and U.S. Bank National Association, as trustee, describing the Registrant’s issuance of 3.375% Convertible Senior Notes due 2033. (e)
4.4 First Supplemental Indenture dated December 14, 2004, supplementing and amending the indenture dated August 20, 2003. (h)
10.1 # 1991 Nonqualified Stock Option Plan. (b)
10.2 # Amended and Restated 1992 Stock Incentive Plan. (a)
10.3 # Amendment 1996-1 to the 1991 Nonqualified Stock Option Plan, dated October 28, 1996. (h)
10.4 # Amendment 1996-1 to the Amended and Restated 1992 Stock Incentive Plan, dated October 28, 1996. (h)
10.5 # Amended and Restated 1997 Stock Incentive Plan, dated February 27, 1997, as amended through June 30, 1998. (h)
10.6 # 1998 Nonqualified Stock Incentive Plan, dated December 15, 1998. (h)
10.7 # Amendment No. 1 to the 1998 Nonqualified Stock Incentive Plan, dated January 31, 2001. (*)
10.8 International Swaps and Derivatives Association, Inc. Master Agreement dated December 3, 2002, between the Registrant and Bank of Nova Scotia. (c)
10.9 # Apria Healthcare Group Inc. 2003 Performance Incentive Plan, dated July 17, 2003. (d)
10.10 # Form of Director Stock Option Agreement as granted under the Registrant’s 2003 Performance Incentive Plan. (k)
10.11 # Form of Director Restricted Stock Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan. (k)
10.12 # Form of Employee Stock Option Agreement as granted under the Registrant’s 2003 Performance Incentive Plan. (k)
10.13 # Form of Employee Restricted Stock Purchase Rights Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan. (k)
10.14 # Form of Employee Time-Based Restricted Stock Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan. (k)
10.15 # Form of Employee Performance-Based Restricted Stock Award Agreement as granted under the Registrant’s 2003 Performance Incentive Plan. (k)

10.16 Fourth Amended and Restated Credit Agreement dated November 23, 2004, among the Registrant and certain of its subsidiaries, Bank of America, N.A., The Bank of Nova Scotia and certain other lending institutions. (g)
10.17 Confirmation dated April 22, 2005, executed relative to the Master Agreement dated December 3, 2002, between the Registrant and Bank of Nova Scotia. (i)
10.18 # Amended and Restated Employment Agreement between the Registrant and Lawrence A. Mastrovich dated October 20, 2005. (j)
10.19 Letter Agreement with respect to the Accelerated Share Repurchase transaction dated November 7, 2005, between the Registrant and Citibank, N.A., acting through Citigroup Global Markets, Inc., as agent. (j)
10.20 Form of Indemnification Agreement for Non-Employee Directors. (l)
10.21 First Amendment to Fourth Amended and Restated Credit Agreement, dated June 23, 2006. (n)
10.22 # Employment Agreement and Non-Competition Agreement between the Registrant and Chris A. Karkenny, dated November 13, 2006. (o)
10.23# Amended and Restated Employment Agreement between the Registrant and Lawrence M. Higby dated May 5, 2006. (m)
10.24 # Amended and Restated Noncompetition between the Registrant and Chris A. Karkenny dated March 7, 2007. (p)
10.25# Noncompetition and Nonsolicitation Agreement between the Registrant and Lawrence A. Mastrovich dated March 7, 2007. (p)
10.26# Noncompetition and Nonsolicitation Agreement between the Registrant and Lawrence M. Higby dated March 7, 2007. (p)
10.27# Noncompetition Agreement between the Registrant and William Monast dated November 1, 2007. (r)
10.28# Amended and Restated Executive Severance Agreement between the Registrant and William Monast dated November 1, 2007. (r)
10.29 Certification of Compliance Agreement between The Office of Inspector General of the Department of Health and Human Services and Coram, Inc. and Coram Alternate Site Services, Inc., effective August 22, 2007. (*)
14.1 The Registrant’s Code of Ethical Business Conduct. (f)
21.1 List of Subsidiaries. (*)
23.1 Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. (*)
31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a). (*)
31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a). (*)
32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350. (*)
# Management contract or compensatory plan or arrangement.
* Filed herewith.

(a) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 33-90658), as filed on May 3, 1995.
(b) Incorporated by reference to Registration Statement on Form S-8 (Registration No. 33-80583), as filed on December 19, 1995.
(c) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 31, 2003.
(d) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed on August 12, 2003.
(e) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed on November 14, 2003.
(f) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 15, 2004.
(g) Incorporated by reference to Current Report on Form 8-K dated November 23, 2004, as filed on November 30, 2004.
(h) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 16, 2005.
(i) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed on August 15, 2005.
(j) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed on November 9, 2005.
(k) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.
(l) Incorporated by reference to Current Report on Form 8-K dated March 8, 2006, as filed on March 14, 2006.
(m) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed on May 10, 2006.
(n) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed on August 9, 2006.
(o) Incorporated by reference to Current Report on Form 8-K dated November 2, 2006, as filed on November 6, 2006.
(p) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 as filed on May 10, 2007.
(q) Incorporated by reference to Current Report on Form 8-K dated October 13, 2007, as filed on October 17, 2007.
(r) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed on November 2, 2007.
(s) Incorporated by reference to Current Report on Form 8-K dated February 19, 2008 as filed on February 26, 2008.