Form 10-Q
period 2008-03-31
APRIA HEALTHCARE GROUP INC
filed 2008-05-09
CIK 882289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of May 2, 2008, there were outstanding 43,865,753 shares of the Registrant’s common stock, par value $.001 per share, which is the only class of common stock of the Registrant (not including 17,089,927 shares held in treasury).

APRIA HEALTHCARE GROUP INC.
FORM 10-Q
For the period ended March 31, 2008

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995:  Our business is subject to a number of risks which are partly or entirely beyond our control. We have described certain of those risks in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 29, 2008. That report, as supplemented by the information set forth in this Quarterly Report on Form 10-Q, including Part II, Item 1A, “Risk Factors,” may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements we may make from time to time. In some cases, forward-looking statements contain terminology such as “may,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or variations of these terms or other comparable terminology. Key factors that may have an impact on us include the following:
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

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
APRIA HEALTHCARE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,046	$28,451
Accounts receivable, less allowance for doubtful accounts of $43,901 and $47,823 at March 31, 2008 and December 31, 2007, respectively	288,440	284,141
Inventories, net	53,671	52,079
Deferred income taxes	55,134	66,198
Deferred expenses	3,118	3,102
Prepaid expenses and other current assets	17,314	23,364

TOTAL CURRENT ASSETS	438,723	457,335
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $453,327 and $453,324 at March 31, 2008 and December 31, 2007, respectively	202,388	200,180
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net	112,949	102,827
GOODWILL	718,233	715,235
INTANGIBLE ASSETS, less accumulated amortization of $8,445 and $7,907 at March 31, 2008 and December 31, 2007, respectively	106,732	107,757
DEFERRED DEBT ISSUANCE COSTS, net	2,390	2,834
OTHER ASSETS	13,316	11,634

	1,594,731	$1,597,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$134,834	$120,360
Accrued payroll and related taxes and benefits	53,899	66,625
Income taxes payable	8,839	3,076
Other accrued liabilities	56,644	73,835
Deferred revenue	30,085	29,704
Current portion of long-term debt	253,631	254,252

TOTAL CURRENT LIABILITIES	537,932	547,852
LONG-TERM DEBT, net of current portion	417,405	433,031
DEFERRED INCOME TAXES	68,643	62,290
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	35,993	42,604

TOTAL LIABILITIES	1,059,973	1,085,777
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value: 150,000,000 shares authorized; 60,955,680 and 60,844,901 shares issued at March 31, 2008 and December 31, 2007, respectively; 43,865,753 and 43,794,492 shares outstanding at March 31, 2008 and December 31, 2007, respectively	61	61
Additional paid-in capital	517,778	514,848
Treasury stock, at cost; 17,089,927 and 17,050,409 shares at March 31, 2008 and December 31, 2007, respectively	(432,590)	(431,651)
Retained earnings	449,310	428,538
Accumulated other comprehensive income	199	229

TOTAL STOCKHOLDERS’ EQUITY	534,758	512,025

	$1,594,731	$1,597,802

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007
		(As Restated
		— See Note 2)
Net revenues:
Fee for service/product arrangements	$485,356	$349,495
Capitation arrangements	42,622	41,284

TOTAL NET REVENUES	527,978	390,779

Costs and expenses:
Cost of net revenues:
Product and supply costs	155,904	90,891
Patient service equipment depreciation	27,177	28,010
Home respiratory therapy services	9,419	9,338
Nursing services	9,053	2,104
Other	3,717	4,274

TOTAL COST OF NET REVENUES	205,270	134,617
Provision for doubtful accounts	10,681	9,698
Selling, distribution and administrative	268,661	206,480
Amortization of intangible assets	1,068	992

TOTAL COSTS AND EXPENSES	485,680	351,787

OPERATING INCOME	42,298	38,992
Interest expense	8,316	6,320
Interest income and other	(508)	(494)

INCOME BEFORE TAXES	34,490	33,166
Income tax expense	13,718	12,316

NET INCOME	$20,772	$20,850

Basic net income per common share	$0.47	$0.48

Diluted net income per common share	$0.47	$0.47

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2008	2007
		(As Restated
		— See Note 2)
OPERATING ACTIVITIES
Net income	$20,772	$20,850
Items included in net income not requiring cash:
Provision for doubtful accounts	10,681	9,698
Depreciation and amortization	35,510	33,955
Amortization of deferred debt issuance costs	445	445
Deferred income taxes	14,831	4,724
Share-based compensation	3,150	1,436
Gain on disposition of assets and other	(77)	(64)
Excess tax benefits from share-based compensation	(7)	(3,364)
Changes in operating assets and liabilities
Accounts receivable	(14,981)	(10,926)
Inventories, net	(1,592)	(2,074)
Prepaid expenses and other assets	4,368	863
Accounts payable, exclusive of book-cash overdraft	7,021	1,846
Accrued payroll and related taxes and benefits	(13,664)	(10,564)
Income taxes payable	(2,022)	4,701
Deferred revenue, net of related expenses	365	(977)
Accrued expenses	(16,248)	(5,660)

NET CASH PROVIDED BY OPERATING ACTIVITIES	48,552	44,889

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(41,480)	(32,672)
Proceeds from disposition of assets	33	26
Cash paid for acquisitions	(3,031)	—

NET CASH USED IN INVESTING ACTIVITIES	(44,478)	(32,646)

FINANCING ACTIVITIES
Proceeds from revolving credit facilities	5,000	—
Payments on revolving credit facilities	(20,000)	(25,000)
Payments on other long-term debt	(1,247)	(1,605)
Change in book-cash overdraft included in accounts payable	4,712	(413)
Excess tax benefits from share-based compensation	7	3,364
Issuances of common stock	49	13,297

NET CASH USED IN FINANCING ACTIVITIES	(11,479)	(10,357)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,405)	1,886
Cash and cash equivalents at beginning of period	28,451	14,657

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,046	$16,543

SUPPLEMENTAL DISCLOSURES — See Note 6 and Note 9 for cash paid for interest and income taxes, respectively.
NON-CASH TRANSACTIONS — See Note 7 for tax benefits from stock option exercises and non-cash common stock and treasury stock transactions.
Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases when paid. Unpaid purchases were $16,119 and $10,994 at March 31, 2008 and December 31, 2007, respectively.
See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of Apria Healthcare Group Inc. (“Apria” or “the Company”) and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. Q1 2007 has been restated, see Note 2 to these unaudited condensed consolidated financial statements.
All adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Use of Accounting Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.
Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee for service/product arrangements through equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and through capitation payments received from third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 8% and 11% of total net revenues for the three months ended March 31, 2008 and 2007, respectively. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. For the three months ended March 31, 2008 and 2007, revenues reimbursed under arrangements with Medicare and Medicaid were approximately 32% and 35%, respectively, as a percentage of total revenues. In both periods presented, no other third-party payor group represented more than 9% of the Company’s revenues. Rental and sale revenues in the fee for service/product arrangement revenue line item were approximately $185,211,000 or 38.2% and $300,145,000 or 61.8%, respectively, in the three months ended March 31, 2008 and $180,991,000 or 51.8% and $168,504,000 or 48.2%, respectively, in the three months ended March 31, 2007.
Emerging Issues Task Force (“EITF”) Topic 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting for revenues in which multiple products and/or services are delivered at different times under one arrangement with a customer, and provides guidance in determining whether multiple deliverables should be considered as separate units of accounting. In the Company’s business, there are multiple products that are delivered to patients. These arrangements involve equipment that is rented and related supplies that may be sold that cannot be returned. In the Company’s revenue recognition policy regarding arrangements with multiple deliverables, revenue is recognized when each deliverable is provided to the patient. For example, revenues from equipment rental supplies sales are recognized upon delivery of the products, as the supplies sold are considered a separate unit of accounting.
Deferred Revenue and Deferred Expense: Rental of equipment to patients is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” Under SFAS No. 13, a lessor is required to recognize rental income over the lease term. Rental of patient equipment is billed on a monthly basis beginning on the date the equipment is delivered. Since deliveries can occur on any day during a month, the amount of billings that apply to the next month are deferred.

APRIA HEALTHCARE GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
The accounting for the deferral of expenses by lessors is addressed by SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Only the direct costs associated with the initial rental period are deferred in accordance with SFAS No. 91.
Cash and Cash Equivalents: Cash is maintained with various financial institutions. These financial institutions are located throughout the United States and the Company’s cash management practices limit exposure to any one institution. Book cash overdrafts, which are reported as a component of accounts payable, were $18,940,000 and $14,228,000 at March 31, 2008 and December 31, 2007, respectively. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.
Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $49,832,000 and $48,262,000 at March 31, 2008 and December 31, 2007, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectibility.
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
Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit and are accounted for under Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Additions to capitalized software, including capitalized interest, totaled $5,918,000 for the three months ended March 31, 2008.
Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $5,524,000 and $4,856,000 for the three month periods ended March 31, 2008 and 2007, respectively.

APRIA HEALTHCARE GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $47,909,000 and $43,717,000 for the three months ended March 31, 2008 and 2007, respectively. Such expenses represent the cost incurred to coordinate and deliver products and services to patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs as discussed in EITF No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” which permits such expenses to be classified within selling and administrative expenses.
Sales and Certain Other Taxes:  In its consolidated financial statements, Apria accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, excludes such taxes from net revenues. Such taxes include, but are not limited to sales, use, privilege and excise taxes.
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
Historically, the Company accounted for deferred revenues and deferred expenses related to equipment it rents to patients under a “reimbursement contract” method. These deferred amounts were included in its consolidated financial statements for the year ended December 31, 2006, on which the Company’s independent registered public accountants, Deloitte & Touche LLP, issued an unqualified opinion. In the course of the Company’s fourth quarter 2007 review of the Company’s accounting for deferred revenue and deferred expenses it was identified that the Company had incorrectly deferred revenue related to all of the Company’s capitated contracts (in the fee for service/product arrangements line item) and that the Company incorrectly deferred certain indirect and overhead expenses. The Company concluded that the rental of such equipment should be accounted for under SFAS No. 13, “Accounting for Leases.” Under SFAS No. 13 lessors are required to recognize rental income over the lease term. The Company bills for the rental of patient equipment on a monthly basis beginning on the date the equipment is delivered. Since deliveries can occur on any day during a month revenue must be deferred for the amount of billings that apply to the next month.
The accounting for the deferral of expenses by lessors is addressed by SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Under SFAS No. 91 only the direct costs associated with leases are to be deferred. The Company has re-evaluated the amount of costs to be deferred and now will be deferring only the direct costs associated with the initial rental period under SFAS No. 91 and have adjusted its financial statements accordingly.
On December 31, 2007, the Company’s management concluded to restate its previously issued financial statements because of reporting errors solely relating to its accounting for deferred revenue and deferred expenses related to equipment it rents to patients. Accordingly, the Company restated its condensed consolidated statements of income and cash flows for the three months ended March 31, 2007. The impact of the restatement increased net income for the three months ended March 31, 2007 by $1.7 million, or 8.9%.

APRIA HEALTHCARE GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
The following tables show the impact of the restatement.
CONDENSED CONSOLIDATED STATEMENT OF INCOME ITEMS

	Three Months Ended March 31, 2007
	(As Previously		(As
(in thousands, except per share data)	Reported)	(Adjustments)	Restated)
Fee for service/product arrangements	$348,006	$1,489	$349,495
Total net revenues	389,290	1,489	390,779
Product and supply costs	91,070	(179)	90,891
Total cost of net revenues	134,796	(179)	134,617
Selling, distribution and administrative expenses	206,579	(99)	206,480
Total costs and expenses	352,065	(278)	351,787
Operating income	37,225	1,767	38,992
Income before taxes	31,399	1,767	33,166
Income tax expense	12,255	61	12,316
Net income	19,144	1,706	20,850
Basic net income per common share	0.44		0.48
Diluted net income per common share	$0.44		$0.47
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS ITEMS

	Three Months Ended March 31, 2007
	(As Previously		(As
(in thousands)	Reported)	(Adjustments)	Restated)
Net income	$19,144	$1,706	$20,850
Deferred income taxes	4,663	61	4,724
Deferred revenue, net of deferred expenses	$790	$(1,767)	$(977)
NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008, the Company adopted SFAS No. 157.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 provides a scope exception from SFAS No. 157 for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. Accordingly, the Company did not apply the provisions of SFAS No. 157 in determining the classification of and accounting for leases and the adoption of FSP FAS 157-1 did not have an impact on the Company’s condensed consolidated financial statements.
FSP No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157” was issued in February 2008. FSP 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its consolidated statements of financial position and results of operations.

APRIA HEALTHCARE GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
Fair Value Hierarchy. SFAS No. 157 defines the inputs used to measure fair value into the following hierarchy:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company evaluated SFAS No. 159 and did not elect the fair value accounting option for any of its eligible assets and liabilities; therefore, the adoption of SFAS No. 159 had no impact on its financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and noncontractual contingencies. SFAS No. 141(R) also amends the recognition criteria for contingent consideration. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not currently expect the adoption of SFAS No. 160 to have a material impact on the Company’s consolidated financial statements.
In April 2008, FASB issued FSP No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.
NOTE 4 — BUSINESS COMBINATIONS
Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying condensed consolidated income statements from the dates of acquisition. No acquisitions were made during the three months ended March 31, 2008 and 2007. Cash paid for acquisitions, which includes amounts deferred from prior periods, totaled $3.0 million.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Business combinations are accounted for in accordance with SFAS No. 141, “Business Combinations,” which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. Additionally, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized.

APRIA HEALTHCARE GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
The intangible assets on the Company’s books consist of the following:

	March 31, 2008				March 31, 2007
	Average	Gross			Gross		Net
	Life in	Carrying	Accumulated	Net Book	Carrying	Accumulated	Book
(dollars in thousands)	Years	Amount	Amortization	Value	Amount	Amortization	Value
Intangible assets subject to amortization:
Covenants not to compete	5.0	$10,849	$(7,773)	$3,076	$13,145	$(7,631)	$5,514
Patient referral sources	20.0	34,300	(572)	33,728	—	—	—

Customer lists	1.0	—	—	—	208	(162)	46
Favorable leases	2.4	628	(100)	528	—	—	—

Total	7.1	45,777	(8,445)	37,332	13,353	(7,793)	5,560
Intangible assets not subject to amortization:
Trade names	—	69,400	—	69,400	—	—	—

Total	7.1	$115,177	$(8,445)	$106,732	$13,353	$(7,793)	$5,560

Amortization expense amounted to $1,068,000 and $992,000 for the three months ended March 31, 2008 and 2007, respectively. Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

Year Ending December 31,	(in thousands)
2008	$7,194
2009	4,425
2010	2,611
2011	2,129
2012	1,992
NOTE 6 — LONG-TERM DEBT
Revolving Credit Facility:  At March 31, 2008, borrowings under the Company’s revolving credit facility were $409,000,000, outstanding letters of credit totaled $8,436,000, credit available under the revolving credit facility was $82,564,000, and Apria was in compliance with all covenants required by the credit agreement. The effective interest rate at March 31, 2008, after consideration of the effect of the swap agreement described below, was 3.7%.
Convertible Senior Notes:  At March 31, 2008, the fair value of the $250,000,000 in the Company’s outstanding convertible senior notes was $251,865,000, as determined by reference to quoted market prices.
In August 2003, convertible senior notes in the aggregate principal amount of $250,000,000 were issued under an indenture with U.S. Bank National Association. The notes were issued in a private placement at an issue price of $1,000 per note (100% of the principal amount at maturity) and were subsequently registered with the Securities and Exchange Commission. The notes will mature on September 1, 2033, unless earlier converted, redeemed or repurchased. Some or all of the notes may be redeemed at any time after September 8, 2010, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest and contingent interest, if any, to the redemption date. The holders of the notes may require the

APRIA HEALTHCARE GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
repurchase of some or all of the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest, up to but excluding the applicable repurchase date, initially on September 1, 2008, and subsequently on September 1 of 2010, 2013, 2018, 2023 and 2028, or at any time prior to their maturity following a fundamental change, as defined in the indenture. Any notes required to be repurchased will be paid for in cash, pursuant to the terms of a December 2004 amendment to the indenture which eliminated the option of paying part of the repurchase price in common stock. Since the holders of the notes may require us to redeem some or all of the notes on September 1, 2008, the principal amount of $250 million was reclassified to the current portion of long-term debt on the consolidated balance sheet as of December 31, 2007.
Hedging Activities:  Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. At March 31, 2008, Apria had one interest rate swap agreement in effect which will expire in January 2009, with a notional amount of $25,000,000 and a fixed rate of 4.44%.
The swap agreement is accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. Apria received a net settlement amount of $18,000 and $58,000 related to the three-month period ended March 31, 2008 and 2007, respectively. The aggregate fair value of the swap agreement was a liability of $398,000 and $105,000 at March 31, 2008 and December 31, 2007, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other accrued liabilities. The Company’s interest rate swap agreement is valued using observable market based inputs and therefore is classified within Level 2. Unrealized gains and losses on the fair value of the swap agreement are reflected in net income, as the transaction does not qualify for hedge accounting. Apria’s exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.
On August 30, 2007, Apria acquired information systems software totaling $5,800,000 under an installment payment agreement, of which $4,200,000 is considered as long-term debt.
Interest paid on debt totaled $9,873,000 and $7,786,000 for the three months ended March 31, 2008 and 2007, respectively.
NOTE 7 — STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2008, changes to stockholders’ equity were comprised of the following amounts:

Net income	$20,772
Issuances of common stock (including non-cash issuances)	49
Excess tax benefits from share-based compensation	7
Tax shortfalls on share-based compensation	(276)
Restricted stock retained in treasury upon vesting	(939)
Share-based compensation	3,150
Other comprehensive loss, net of taxes	(30)

$22,733

Net income and total comprehensive income differ by other comprehensive loss, net of taxes. Such loss represents the amortization of a balance in accumulated other comprehensive income that was previously recorded in connection with certain interest rate swap agreements. For the three months ended March 31, 2008 and 2007, total comprehensive income was $20,742,000 and $20,805,000, respectively.

APRIA HEALTHCARE GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
NOTE 8 — SHARE-BASED COMPENSATION
For the three months ended March 31, 2008, the Company recorded share-based compensation expense of $3,150,000. Share-based compensation expense was $1,436,000, for the corresponding three-month period in 2007. All such compensation is reflected in the accompanying condensed consolidated income statement within the selling, distribution and administrative expense line item. The related awards were granted to executive and certain management personnel or members of the Company’s Board of Directors and therefore no portion of the share-based compensation has been classified within cost of net revenues. Share-based compensation expense recognized in the periods presented is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures.
For the three months ended March 31, 2008 and 2007, cash received from the exercise of share-based awards totaled $49,000 and $13,297,000, respectively.
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. Apria’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three-month periods ended March 31, 2008 and March 31, 2007, respectively. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The key input assumptions that were utilized in the valuation of the stock options granted during the three months ended March 31, 2008 and 2007, are summarized in the table below.

	Three Months Ended
	March 31,
	2008	2007
Expected option term(1)	6.1 years	4.6 years
Expected volatility(2)	37.2%	29.9%
Risk-free interest rate(3)	3.0%	4.6%
Expected annual dividend yield	0%	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	The expected volatility represents a combination of historical stock price volatility and implied volatility from publicly-traded options on Apria’s common stock.

(3)	The risk-free interest rate is based on the implied yield on a U.S. Treasury zero coupon issue with a remaining term equal to the expected term of the option.
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

APRIA HEALTHCARE GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
The following table summarizes the activity for stock options for the three months ended March 31, 2008:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in Years)	Value
Outstanding at January 1, 2008	3,733,383	$26.60
Granted	15,000	$21.02
Exercised	(3,166)	$15.33
Forfeited	(60,000)	$29.32

Outstanding at March 31, 2008	3,685,217	$26.54	6.09	$1,174,882

Vested or expected to vest as of March 31, 2008	3,558,264	$26.51	5.99	$1,174,005
Exercisable at March 31, 2008	2,862,894	$26.36	5.33	$1,169,281
The weighted-average fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $6.55 and $10.67, respectively. There were 576,830 stock options granted in the three-month period ended March 31, 2007. The total intrinsic value of options exercised was $19,000 and $8,021,000 for the three months ended March 31, 2008 and 2007, respectively.
As of March 31, 2008, total unrecognized stock-based compensation cost related to unvested stock options was $5,769,000, which is expected to be expensed over a weighted-average period of 1.75 years.
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
The following table summarizes the activity for restricted stock purchase rights for the three months ended March 31, 2008:

	Restricted		Weighted-Average
	Stock		Remaining	Aggregate
	Purchase	Weighted-Average	Contractual Term	Intrinsic
	Rights	Exercise Price	(in Years)	Value
Outstanding at January 1, 2008	277,000	$6.82
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Outstanding at March 31, 2008	277,000	$6.82	5.53	$3,582,150

Vested or expected to vest as of March 31, 2008	220,166	$6.80	5.52	$2,851,929
Exercisable at March 31, 2008	8,000	$6.46	5.37	$106,320
The total intrinsic value of restricted stock purchase rights exercised was $0 and $200,000 for the three months ended March 31, 2008 and 2007, respectively. No such awards were granted during these two periods.
As of March 31, 2008, total unrecognized stock-based compensation cost related to unvested restricted stock purchase rights was $1,802,000, which is expected to be expensed over a weighted-average period of 2.07 years.
Stock Appreciation Rights:  On February 29, 2008, Apria granted stock appreciation rights to certain members of executive management under the 2003 Performance Incentive Plan. The awards represent the right to receive a payment in stock, equal to the excess of the fair market value of a specified number of shares of Apria common stock on the date the stock appreciation right is exercised over the fair market value of a share of Apria common stock on the date the stock appreciation right was granted (the “base price”). Generally, the base price may not be less than the per share fair market value on the date of grant. Vesting of stock appreciation rights is time-based and is over a four-year period.

APRIA HEALTHCARE GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
The following table summarizes the activity for stock appreciation rights for the three months ended March 31, 2008:

Weighted-Average
	Stock		Remaining	Aggregate
	Appreciation	Weighted-Average	Contractual Term	Intrinsic
	Rights	Exercise Price	(in Years)	Value
Outstanding at January 1, 2008	—	$—
Granted	467,890	$21.71
Exercised	—	$—
Forfeited	—	$—

Outstanding at March 31, 2008	467,890	$21.71	9.92	$—

Vested or expected to vest as of March 31, 2008	379,553	$21.71	9.92	$—
Exercisable at March 31, 2008	—	$—	—	$—
The weighted-average fair value of stock appreciation rights granted on February 29, 2008 was $9.07. There were no stock appreciation rights granted in the three-month period ended March 31, 2007.
As of March 31, 2008, total unrecognized stock-based compensation cost related to unvested stock appreciation rights was $3,360,000, which is expected to be expensed over a weighted-average period of 3.92 years.
Restricted Stock Awards and Units:  Apria’s incentive plan provides for the granting of restricted stock and restricted stock units to its non-employee directors and employees (limited to executive management). Such awards generally require that certain performance conditions and service conditions be met before the awards will vest.
The following table summarizes the activity for restricted stock awards and units for the three months ended March 31, 2008:

	Shares	Weighted-Average
	or	Grant-Date
	Share Units	Fair Value
Nonvested restricted stock awards and units at January 1, 2008	640,871	$29.73
Granted	378,980	$21.70
Vested and released	(107,613)	$30.33
Forfeited	(6,049)	$29.26

Nonvested restricted stock awards and units at March 31, 2008	906,189	$26.30
The weighted-average fair value of restricted stock awards and units granted during the three months ended March 31, 2008 and 2007 was $21.70 and $30.33, respectively. There were 346,710 awards granted in the three-month period ended March 31, 2007. Restricted stock awards or units released during the three months ended March 31, 2008 and 2007 were 107,613 and 69,230 shares, respectively, and the total intrinsic value was $2,557,000 and $2,206,000, respectively.
As of March 31, 2008, total unrecognized stock-based compensation cost related to unvested restricted stock awards and units was $16,697,000, which is expected to be expensed over a weighted-average period of 1.82 years.

APRIA HEALTHCARE GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
NOTE 9 — INCOME TAXES
The Company’s effective tax rate was 39.8% for the three months ended March 31, 2008 compared with 37.1% for the three months ended March 31, 2007.
A reconciliation of the beginning and ending balances of the gross liability for unrecognized tax benefits at March 31, 2008 is as follows (in thousands):

Total gross unrecognized tax benefits at December 31, 2007	$115,960
Additions for tax positions related to the current year	984
Additions for tax positions related to prior years	1,064
Reductions for tax positions related to prior years	(5,643)
Settlements	(575)
Reductions due to lapse in statute of limitations	—
Other	(31)

Total gross unrecognized tax benefits at March 31, 2008	$111,759

Total gross unrecognized tax benefits of $111,759,000 are reflected on the Company’s March 31, 2008 balance sheet as follows: (a) $22,670,000 included in income taxes payable and other non-current liabilities and (b) $89,089,000 included in deferred income taxes.
As of March 31, 2008, the amount of unrecognized tax benefits which, if ultimately recognized, would affect the effective tax rate in a future period is $15,175,000 (net of related tax benefits). The $15,175,000 unrecognized tax benefits amount is inclusive of $3,612,000 of penalties and interest (net of related tax benefits).
Based on purchase accounting rules at March 31, 2008, unrecognized tax benefits of $80,015,000 (net) related to Coram, Inc. (“Coram”) would, if recognized, only impact goodwill (versus the Company’s effective tax rate). However, upon adoption of SFAS No. 141(R), the amount of Coram’s unrecognized tax benefits is $80,015,000 (net) which, if ultimately recognized, would affect the Company’s effective tax rate in a future period.
As of March 31, 2008, it is reasonably possible that unrecognized tax benefits could be increased or decreased by the following estimated amounts within the 12-month rolling period ending March 31, 2009.
•
Aggregate gross increase of $2,400,000 for interest and penalties primarily related to other tax uncertainties taken in prior years and state tax uncertainties involving tax filing positions. The gross increase is an annual expense which will be accrued until the tax uncertainties or related tax uncertainties (in the case of interest and penalties) are extinguished through such means as audit settlements, payment, or the expiration of statutes of limitations.

•
Aggregate gross decrease of $8,200,000 related to the timing uncertainty for when certain deductions should be recognized for tax return purposes, allocation of expenses between affiliates, and state tax uncertainties. Ultimate realization of this decrease is dependent upon the occurrence of certain events (including the completion of audits by tax agencies and expiration of statutes of limitations).

Interest expense and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes. Gross interest and penalties of $6,166,000 are provided for within the liability for unrecognized tax benefits as of March 31, 2008.
The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations expiration dates. The calendar 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. The Internal Revenue Service is currently examining the calendar 2005 tax year and certain state tax agencies are examining the calendar tax years 2001 through 2004.
As of March 31, 2008, federal net operating losses (“NOLs”) of approximately $106,762,000 are available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during the Company’s calendar 2028 through 2029 tax years. These NOLs were acquired in connection with the Company’s Coram acquisition and are subject to an annual utilization limitation of approximately $17,500,000 as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, the Company‘s ability to utilize federal tax NOLs and certain acquisition-related state tax NOLs may be further limited due to certain tax rules involving the exchange of Coram stock for its debt and associated interest. These debt for stock exchanges occurred in Coram’s 2000 through 2002 tax years.

APRIA HEALTHCARE GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
Additionally, Coram’s NOLs, tax assets and other attributes could be subject to substantial utilization limitations due to previous Section 382 ownership changes which may have occurred prior to the Company’s acquisition of Coram. In general, an “ownership change,” as defined by Section 382 of the Code, occurs when a transaction or series of transactions over a three-year period results in an ownership change of more than 50 percentage points of the outstanding stock of a company. The Company is currently analyzing whether a Section 382 ownership change occurred prior to its December 2007 acquisition of Coram and the impact, if any, that such an ownership change could have on NOL carryforwards, tax assets and other tax attributes.
Net income taxes paid for the three-month periods ended March 31, 2008 and 2007 amounted to $908,000 and $3,000,000, respectively.
NOTE 10 — PER SHARE AMOUNTS
The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007

Numerator:
Net income	$20,772	$20,850
Numerator for basic and diluted per share amounts — net income available to common stockholders	$20,772	$20,850
Denominator:
Denominator for basic per share amounts — weighted average shares	43,829	43,112
Effect of dilutive securities:
Employee stock options and awards — dilutive potential common shares	342	876

Denominator for diluted per share amounts — adjusted weighted average shares	44,171	43,988

Basic net income per common share	$0.47	$0.48

Diluted net income per common share	$0.47	$0.47

Employee stock options excluded from the computation of diluted per share amounts:
Shares for which exercise price exceeds average market price of common stock	3,868	986
Average exercise price per share that exceeds average market price of common stock	$26.75	$31.80

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation: The Company is the defendant in a purported California class action lawsuit asserting blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. The original claim was filed by Jesus Venegas on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC — 06 — 449669). The complaint seeks compensatory damages in an unspecified amount as well as other relief on behalf of a purported class consisting of certain of the Company’s delivery drivers in the State of California. An answer to the complaint was filed denying all material allegations and asserting a number of affirmative defenses, and the Company successfully pursued motions for summary adjudication eliminating certain tort based claims and claims for unjust enrichment and declaratory relief. Based on the investigation of the allegations made to date, the Company believes there are meritorious defenses to the claims and intends to continue a vigorous defense of the lawsuit. At a case management conference held on April 14, 2008, the Court vacated its previous order establishing a date for trial and has not established a new one. In addition, the Court allowed an amendment to the complaint expanding the definition of the putative class to include all classifications of drivers employed by the Company and reserved the issue of whether the case may be certified as a class action for hearing at an unspecified future date. Until a final decision is made with respect to the plaintiff’s class action allegations, no assurances can be given that the ultimate disposition of this case will not have a material adverse effect on the Company’s financial condition or results of operations.

APRIA HEALTHCARE GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
The Company is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Insurance policies covering such potential losses, where such coverage is cost effective, are maintained. In the opinion of management, any liability that might be incurred upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.
Medicare and Medicaid Reimbursement: There are a number of provisions contained within recent legislation or proposed legislation that affect or may affect Medicare reimbursement polices for items and services provided. The Company cannot be certain of the ultimate impact of all legislated and contemplated changes, and therefore, cannot provide assurance that these changes will not have a material adverse effect on the Company’s financial condition or results of operations.
Supplier Concentration: Currently, approximately 62.0% of purchases for patient service equipment and supplies are from four vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely effect the Company’s financial condition or operating results.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words “we,” “our,” “us” and “the Company” refer to Apria Healthcare Group Inc. and its consolidated subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.
All information set forth in this Item 2 – Management’s Discussion and Analysis with respect to 2007 includes the effects thereon of the restatement, if any. See Note 2 – Restatement of Consolidated Financial Statements contained in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 for a more detailed discussion of the restatement.
We operate in the home healthcare segment of the healthcare industry and provide services in the home respiratory therapy, home infusion therapy and home medical equipment areas. In all three service lines, we provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. We provide these services to patients through approximately 550 locations throughout the United States.
We evaluate operating results on a service line basis and, therefore, view each service line as a reporting unit. For financial reporting purposes, all our service lines are aggregated into one reportable segment in accordance with the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
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
Critical Accounting Policies. We consider the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to our consolidated financial statements. These policies require the most complex and subjective judgments of management. Additionally, the accounting policies related to goodwill, long-lived assets, share-based compensation and income taxes require significant judgment. These policies are presented in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2007.

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
Medicare and Medicaid Reimbursement Revenues. In 2007, approximately 35% of our revenues were reimbursed under arrangements with Medicare and Medicaid. For the quarters ended March 31, 2008 and 2007, Medicare and Medicaid represented 32% and 35% of our total net revenue, respectively. For the full year of 2008, we estimate that the percentage of our revenues reimbursed under arrangements with Medicare and Medicaid will be approximately 31%. No other third-party payor represented more than 9% of our 2007 and for the quarter ended March 31, 2008 total net revenues. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 8% and 11% of net revenues for the quarters ended March 31, 2008 and 2007, respectively.
Medicare Reimbursement. There are a number of historic and ongoing legislative and regulatory activities in Congress and at the Centers for Medicare and Medicaid Services (“CMS”) that affect or may affect Medicare reimbursement policies for products and services we provide. Certain provisions that impact or may impact our business are outlined below in chronological order.
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
In September 2003, the HHS Office of Inspector General (“OIG”) issued a proposed rule intended to clarify certain terms and the application of program authority to exclude claims containing excessive charges. Under the rule, absent good cause, a provider could be excluded if its charges to Medicare or Medicaid were substantially in excess of the provider’s usual charges. The proposed clarification defined “substantially in excess” as charges that are 120% or more of the provider’s usual charges. We, along with many other providers and members of the public, submitted formal comments to the OIG regarding the proposed rule in the fall of 2003. As of June 18, 2007, the OIG withdrew its proposed rule, but stated that it will continue to evaluate billing patterns on a case-by-case basis where Medicare and Medicaid are charged more than other payors without good cause. We cannot at this time quantify any negative impact that the evaluation of billing patterns by the OIG may have on us.
The Medicare Prescription Drug, Improvement, and Modernization Act (“MMA”), which the President signed in December 2003, contained numerous provisions that were significant to us and continue to have an impact on our operations today. Significant provisions, along with subsequent developments, are as follows:
•
A five-year freeze on annual consumer price index payment increases for most durable medical equipment — The freeze commenced in 2004 and will continue through 2008. After 2008, certain durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”) equipment not subject to competitive bidding will be eligible for a consumer price index increase for urban consumers.

•
Reimbursement reductions for five durable medical equipment categories — Reimbursement for most oxygen and oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds, and air mattresses, became based on the median price paid for such items on behalf of beneficiaries of federal employee health benefit plans. Subsequent legislation and CMS regulatory actions have further modified reimbursement methodology for certain items, such as power wheelchairs and oxygen and oxygen equipment, as described below.

•
Reimbursement reductions for inhalation drugs — Beginning January 2005, Medicare Part B reimbursement for most drugs, including inhalation drugs, became based upon the manufacturer-reported average sales price (“ASP”) (subject to adjustment each quarter), plus 6%, plus a separate dispensing fee per patient episode. CMS publishes the ASP plus 6% payment levels several weeks before the first day of each quarter, and we have no way of knowing if the quarterly ASPs will increase or decrease since manufacturers report applicable sales price information directly to CMS. Since 2006, dispensing fees have remained at $57.00 for a 30-day supply for a new patient, $33.00 for each 30-day supply thereafter, and $66.00 for each 90-day supply. Effective July 1, 2007, Medicare no longer reimbursed providers for compounded inhalation drugs. Because our compounding levels were minimal, this change had no significant effect on us. Subsequent regulations and legislation have further modified reimbursement methodologies for certain inhalation therapies, as described below.

•
The reimbursement methodology for non-compounded, infused drugs administered through Durable Medical Equipment (“DME”), such as infusion pumps, was not affected by this change. It remains based upon either 95% of the October 1, 2003 Average Wholesale Price (“AWP”) or, for those drugs whose AWPs were not published in the applicable 2003 compendia, at 95% of the first published AWP.

•
Establishment of a competitive bidding program for Medicare Part B — The MMA required implementation of a competitive bidding program for certain DME, and on April 10, 2007, CMS published a final rule implementing such a Medicare Part B competitive bidding program. By statute, CMS is required to implement the DME competitive bidding program over time, with the first phase establishing competitive bidding in 10 of the largest metropolitan statistical areas (“MSAs”), for 2008, with 70 additional markets to be added in 2009, and nationwide implementation in 2010. Our bids for the first round were submitted by the CMS deadline, and CMS has indicated that the first round will go live on July 1, 2008. On January 8, 2008, CMS announced the 70 MSAs and eight product categories for the second round of the competitive bidding program. CMS anticipates that the exact Competitive Bidding Areas (“CBAs”) for the second round will be further defined later in 2008 as it launches the formal bid process in the summer of 2008, with implementation in 2009.

•
Competitive bidding imposes a significant risk to suppliers of DME. If a DME supplier operating in a CBA is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DME items supplied in that CBA for the time period covered by the competitive bidding program (unless a supplier is covered by the “grandfathering” provision for existing oxygen or capped rental patients discussed below or acquires a winning bidder). Because the applicable statute mandates savings and CMS’ bidding rules require that bids must be less than current Medicare allowable rates, a DME supplier awarded one of the winning bids for the CBA will receive lower Medicare payment rates than those in existence prior to competitive bidding. In addition, there is a risk that the new competitive bidding prices will become a new benchmark for reimbursement from private payors. As competitive bidding is phased in across the country, we will likely experience a substantial reduction in reimbursement, as will most if not all other DME suppliers.

•
Based upon criteria described in the final rule governing competitive bidding, CMS identified both the 10 MSAs and product categories for the initial phase of the program. We service nine of the ten markets included in the list of initial CBAs. The only market we do not service of the original ten CBAs is Puerto Rico. Nine of the 10 product categories selected for the first phase are common to all nine domestic markets. The tenth product category is specific to the Miami and Puerto Rico markets only. In the first phase, CMS accepted bids from suppliers for the following product categories: Oxygen Supplies and Equipment; Standard Power Wheelchairs, Scooters and Related Accessories; Complex Rehabilitative Power Wheelchairs and Related Accessories; Mail-Order Diabetic Supplies; Enteral Nutrients, Equipment and Supplies; Continuous Positive Airway Pressure Devices, Respiratory Assist Devices and Related Supplies and Accessories; Hospital Beds and Related Accessories; Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories; Walkers and Related Accessories; and (Miami and Puerto Rico only) Support Surfaces (group 2 mattresses and overlays).

•
The bidding process for the first round of competitive bidding was complex and subject to deadline extensions. The deadline for suppliers to submit bids for participation in the first round of the program was originally 60 days after issuance of the Request for Bids. However, after issuing the Request for Bids in mid-May 2007, CMS and its Competitive Bidding Implementation Contractor, extended the deadline for bid submission three times in response to concerns raised by individual suppliers, industry associations and Congress about difficulties experienced with the bid process and Internet-based application process. The revised deadline for submission was September 25, 2007, and we submitted timely bids. Suppliers also must be accredited entities to take part in the program. The accreditation deadline was October 31, 2007; we were already an accredited entity at that time.

In late March 2008, CMS individually contacted suppliers as part of its initial effort to offer competitive bidding contracts to qualified bidders. Qualified bidders are defined as those bidders who meet minimum accreditation and financial standards and submitted a price that was low enough to ensure that they would be included in the bid array to calculate the Single Payment Amounts, the Medicare allowed payment amount for competitive bidding items, on a market-specific basis. On March 20, 2008, CMS issued the single payment amounts for the 10 product categories for the first round and the number of contracts offered to suppliers per CBA. As required by the Medicare statute, these rates are below the historic fee schedule rates, and also are below the value that CMS and the industry anticipated. CMS offered us contracts in several CBAs for the first round of competitive bidding; we accepted the contracts for certain product categories and declined others due to the unacceptably low Single Payment Amounts in certain markets, which would not adequately cover the cost of providing services to patients in those markets. The process is not yet complete, and CMS has not yet published a list of winning suppliers. In fact, we are continuing to receive, evaluate and negotiate contract offers from CMS. It is our understanding that the process will be completed some time in May 2008.

We are unable to predict what percentage of the market we may capture for any given product category in any given CBA. In cases where we do not receive and accept a contract for a particular CBA or product category, we have the option, for all product categories other than enteral nutrition and diabetic supplies, to continue servicing Medicare beneficiaries presently on service with us in that CBA if we agree to continue providing service to those patients at the new reduced rates of reimbursement and satisfy certain other conditions under the “grandfathering” provisions of the final competitive bidding rule described below. For the CBAs and products for which we do not currently expect to receive a contract, we have determined to act as a grandfathered supplier for most, but not all, product categories. In addition, we will be able to provide and be reimbursed for services to Medicare beneficiaries not currently on service with us in a CBA if we acquire a winning bidder and assume that bidder’s contract with CMS’s approval. We have not yet made any final decisions concerning whether to acquire any winning bidders in the CMAs where Apria was not a successful bidder.

The new payment levels will go into effect for the selected DMEPOS product categories in the initial 10 CBAs beginning July 1, 2008. Contracts with winning bidders for the first round of competitive bidding are expected to be three years in length, except for diabetic supplies, which are 21 months in length. Consequently, the contract period for mail order diabetic supplies is expected to be from July 1, 2008 to March 31, 2010 and the contract period for all other first round product categories is expected to be from July 1, 2008 to June 30, 2011. New competitive bidding periods in the initial ten markets are expected to begin after the initial contracts end. Due to the documented problems that arose with the CMS provider selection process in round one, there are legislative and administrative efforts to delay implementation of round one and/or round two of competitive bidding or to add additional winning contractors. We cannot predict whether or to what extent these efforts will be successful or what their ultimate impact will be.

•
The final rule governing competitive bidding, among other things, generally requires Medicare beneficiaries who live in a CBA to receive equipment and services that are included within the competitive bidding program exclusively from suppliers who are awarded contracts by CMS, with a few exceptions. The reimbursement rate for the items and services will be the single payment rate that is determined through the bid process. The revenue associated with the items subject to competitive bidding in the initial year of the program represents less than 2% of our 2007 total net revenue. The original CMS estimation for the average weighted level of payment cuts was a 10% to 15% reduction in payment for products and services included in round one. We estimated that this would have caused less than a 0.3% decline in our 2007 total net revenue if 2007 had been the initial year of competitive bidding. However, the actual impact of the initial year of competitive bidding on our total net revenue will likely be different given the March 2008 announcement by CMS that the average, weighted level of cuts will be 26%. We now estimate, without giving effect to the possibility that we may elect to acquire one or more winning bidders in CBAs where Apria was not the successful bidder, that the competitive bidding reductions will result in a decline of approximately 0.4% in our 2008 total net revenue from the level we would have expected if competitive bidding had not been in effect.

•
In the second and subsequent years of competitive bidding, we expect that the adverse financial impact will increase substantially in amounts that cannot currently be determined. If we are selected as a winning contract supplier in any CBA during any of the subsequent competitive bidding periods, we believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share, but at lower reimbursement rates. However, there is no guarantee that we will be selected as a winning contract supplier and be awarded a competitive bidding contract by CMS in any of the second round CBAs or subsequent rounds of bidding in the first ten markets. If we are not selected as a contract supplier for a particular CBA, we will generally not be allowed to supply Medicare beneficiaries with products subject to competitive bidding within that CBA for the contract period, unless we elect to continue providing service to existing patients under the “grandfathering” provision of the final rule or acquire a winning bidder. Under the grandfathering provision, a supplier may continue to supply certain existing patients that were serviced prior to the implementation of competitive bidding even if the supplier was not awarded a contract, provided certain conditions are met. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position even if we are not selected as a contract supplier for a particular CBA.

•
Incentives for the expansion of Medicare Part C (Medicare Advantage) — The MMA included financial incentives for managed care plans to expand their provision of Medicare Advantage plans in 2006 in an effort to attract more Medicare beneficiaries to managed care models. We maintain contracts to provide home respiratory therapy, home infusion therapy services, home medical equipment and related services to a significant number of managed care companies who maintain Medicare Advantage plans nationwide.

•
Reimbursement for home infusion therapy under Medicare Part D — A limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. The MMA, through the new Medicare Part D program, provided expanded coverage for certain home infusion therapy drugs, but excluded coverage for the corresponding supplies and clinical services needed to safely and effectively administer these drugs. We have contracted with a limited number of Medicare Part D prescription drug plans in order to provide continuity of care for certain patients. Due to nationwide Part D implementation issues experienced by home infusion providers, the industry is continuing to work with CMS and Congress to rectify the coverage and payment limitations that are causing implementation challenges for providers, patients and referral sources. A bill was introduced in Congress in the summer of 2006 to consolidate home infusion therapy coverage under Part B, and a similar bill was reintroduced in 2007. This legislation would provide for infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector. Industry representatives continue to present the cost-saving advantages of home infusion therapy to members of Congress and the Administration. At this time, we cannot assess whether any of the proposed legislation, or similar legislation that may be introduced in 2008 or 2009, will become law in 2008 or subsequent years.

The Deficit Reduction Act of 2005 (“DRA”), was signed by the President in February 2006. A number of lawsuits were subsequently filed to prevent its implementation because the House and Senate approved different versions of the bill due to a clerical error. Four of these cases were dismissed at the district court level. Two cases were pursued on appeal, and the court of appeals in each case affirmed the district’s court’s decision to dismiss the claims. Petition for writs of certiorari were filed and have been denied in both cases. As written, the legislation and its implementing regulations contain the following provisions that have impacted or will impact our Medicare reimbursement:
•
Beginning with patients who received DMEPOS products and services as of January 2006, ownership of durable medical equipment currently categorized in the capped rental category by CMS, such as hospital beds, wheelchairs, nebulizers, patient lifts and continuous positive airway pressure devices, automatically transfers to the Medicare beneficiary at the end of a maximum rental period. As of January 1, 2006, the maximum rental period became 13 months. Therefore the first month in which the new policy had an impact on our revenue was February 2007. In addition, the service and maintenance fee, which had been paid to suppliers twice yearly after the rental period ended in order to cover various non-equipment service costs for patients who require use of the equipment, was eliminated for those patients who commenced service on or after January 1, 2006. Implementing regulations also imposed other repair and replacement obligations on suppliers with respect to equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years. We estimate that the reduction in rental revenues for impacted DME products and the loss of the service and maintenance fees in 2007 was approximately $4.0 million and $0.9 million, respectively. The 2007 estimate assumes the loss of the service and maintenance fee component for one quarter as the effect of the loss primarily impacted the latter part of the year.

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

•
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

•
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

Other issues that have had, will or could have an impact on Medicare reimbursement levels to us are summarized as follows:
•
In January 2006, CMS published a final regulation that shifted payment for certain respiratory assist devices from the current “frequent and substantial” payment category to the “capped rental” category. Under “frequent and substantial” payment, Medicare payment continues for the duration of time the beneficiary requires the device, while “capped rental” payment continues for 13 months. The change in the payment category became effective April 1, 2006. The policy applies to those respiratory assist devices that have a backup rate feature that delivers pressure whenever the user’s spontaneous breathing efforts are insufficient. The first claims received for each Medicare beneficiary with a date of service on or after April 1, 2006, including beneficiaries with existing rental equipment, are counted as the first rental month in the capped rental period. Thus, the first month in which the new categorization impacted our revenue was May 2007. Our estimate for this change in payment categories was a reduction in 2007 revenues of approximately $2.5 million.

•
In January 2006, CMS announced the designation of four specialty contractors, Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”), which are responsible for handling the administration of all Medicare claims from suppliers of durable medical equipment. CIGNA Government Services, LLC, protested the contract awards made in Regions C and D. The Government Accountability Office denied CIGNA’s protest for Region D but CMS ultimately authorized CIGNA for Region C on January 16, 2007. The following DME MACs are currently processing claims: National Heritage Insurance Company, for Region A (effective July 1, 2006), AdminaStar Federal for Region B (effective July 1, 2006), CIGNA for Region C (effective January 16, 2007), and Noridian Administrative Services for Region D (effective September 30, 2006). The transition caused several challenges for all DME suppliers, such as a slight slowdown in payments from the government’s new DME MACs and an increase in certain denials due to a lack of training resources at the new DME MACs. Industry representatives met with the DME MACs and largely resolved transaction processing challenges. It is difficult at this time to predict whether other changes in claims administration made by the DME MACs may affect DME suppliers in the future, nor can we predict or estimate the potential impact of such changes on collection of our accounts receivable.

•
In 2007, there were numerous legislative and executive branch efforts to further reduce the maximum rental period for oxygen therapy, equipment and related services. The industry has actively shared its concerns with Congress, CMS, and others on these issues. Legislative proposals were introduced in Congress in 2007 that would have repealed the current oxygen reimbursement cap and equipment ownership mandate of the DRA, as well as amended or modified existing laws and regulations pertaining to the competitive bidding program and coverage of infusion therapy services. The President’s 2007, 2008 and 2009 healthcare budget proposals sought to reduce the maximum rental period for oxygen equipment from the now-mandated 36 months to 13 months, which was recommended by the OIG in a limited study of the oxygen benefit published in 2006. There are other initiatives to reduce the rental period to 13 months or to implement a reduction to the monthly payment rate, but it is uncertain whether any of these initiatives will ultimately be approved by Congress. For example, in September 2006, the OIG-published report entitled “Medicare Home Oxygen: Equipment Cost and Servicing,” which was the result of an audit survey conducted by the OIG beginning in the fall of 2005. The survey’s stated objective was to study the average acquisition cost of oxygen concentrators and the nature and frequency of servicing of this single oxygen modality. The final report included a recommendation that Congress consider further reductions to oxygen payment levels, including the possibility of limiting the maximum rental period for oxygen equipment from the DRA-mandated 36 months to 13 months. The industry has analyzed the report and shared concerns about the narrow scope of the report and its findings with the OIG, CMS, members of Congress and other government agencies. It is uncertain whether or when any of these efforts will be repeated or successful in 2008.

There were significant developments with respect to the coverage and reimbursement of certain inhalation drugs and power mobility devices in 2007 and first quarter 2008 that impact our operations:
•
In October 2006, CMS issued the 2007 Healthcare Procedure Coding System list for Medicare Part B medications. The 2007 list included new codes for certain compounded medications. The coding and reimbursement changes did not have a material impact on us due to the extremely low volume of patient-specific, physician-prescribed compounding that was performed by our inhalation pharmacies. According to the state licensing agencies associated with the states in which our inhalation pharmacies operate, the pharmacies conform to current quality and sterility standards. CMS stated that patient safety and sterility issues were found at other providers’ pharmacies, which motivated it to change the policies concerning compounded medications.

•
In response to the 2006 efforts of three Program Safeguard Contractors that oversee DME suppliers, CMS considered issuing a National Coverage Decision for certain inhalation drug therapies. In the third quarter of 2007, CMS concluded that it would not issue a National Coverage Decision. Rather, CMS indicated that it would continue to defer decisions about the medical necessity of individual respiratory drugs to the local contractors. We cannot predict if or when CMS may reconsider this issue and how any subsequent National Coverage Decisions might impact our operations. Future decisions with respect to the coverage of inhalation drugs may have a materially adverse impact on us.

•
In 2007, there also were changes to the reimbursement methodology for certain inhalation drugs. CMS announced in the second quarter of 2007 that beginning in the third quarter of 2007, it would reimburse providers of inhalation drugs a blended average sales price for the drugs albuterol and Xopenex ®.[1] On December 29, 2007, the President signed into law the Medicare, Medicaid, and State Children’s Health Insurance Program Extension Act of 2007, which partially reversed the CMS regulatory decision regarding Xopenex and albuterol. Beginning on April 1, 2008, Medicare began to reimburse for Xopenex in the same manner as in the third quarter of 2007— by blending the average sales prices of Xopenex and albuterol, but it will no longer reimburse for albuterol at the blended price.

Subsequently, on April 10, 2008, the DME MACs issued a revision of the Nebulizer LCD which will change the reimbursement methodology for certain inhalation drugs dispensed by Apria’s pharmacies in a way that will effectively eliminate coverage for those drugs. Unless changes are made, the effective date of the revised coverage policy will be July 1, 2008. Both the Department of Health & Human Services and Congress reportedly are reviewing this policy implementation, but we cannot predict what, if any, changes, may be made to it.

We estimate that these two changes to inhalation drug reimbursement will result in a total incremental $12 million decline in revenue for 2008. However, we have undertaken strategies intended to partially mitigate this negative impact.

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

We also note that there were significant developments with respect to the enrollment of Medicare DME suppliers and government enforcement efforts that could impact our operations in the future:
•
On July 2, 2007, the Secretary of HHS announced a two-year effort designed to further protect Medicare beneficiaries from fraudulent DME suppliers for certain DMEPOS. The initiative is focused on preventing deceptive companies from operating in South Florida and Southern California. Based on the results of the project, it could be expanded nationwide. Subsequently, on July 27, 2007, CMS issued a proposed rule requiring all DMEPOS suppliers to provide CMS with a surety bond of at least $65,000 for each National Provider Identifier, the supplier holds. The rule would ensure that Medicare can recover any erroneous payment amounts or civil money penalties up to $65,000 that result from fraudulent or abusive supplier billing practices. There is a similar legislative proposal, introduced on February 7, 2008 in the Senate, the provides increased civil and criminal penalties, as well as increasing the amount of the surety bond requirement for DME suppliers to $500,000. In addition, in August 2007, CMS announced that it would require infusion therapy providers in certain South Florida counties to resubmit applications to be enrolled as qualified Medicare suppliers. We fully support the elimination of fraudulent suppliers and are working with CMS to support these initiatives.

•
On January 25, 2008, CMS proposed regulations expanding and strengthening enrollment requirements that DME suppliers must meet to establish and maintain Medicare billing privileges. These revisions would impose additional requirements in the areas of provider insurance, marketing practices, document retention, facility location, and hours of operation. We submitted comments to the proposal prior to the March 25, 2008 deadline. Although we have not yet had sufficient time to fully evaluate the proposed revisions and their potential impact on our operations, an initial review suggests that there will be no material impact if the proposal is finalized in its current form. It is uncertain whether any or all of these proposed regulations will be finalized, however, and we cannot predict or estimate the impact of the final changes, if any.

[1]	Xopenex is a registered trademark of Sepracor, Inc.

•
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
HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of a number of components pertaining to the privacy and security of electronic patient health information, as well as the standard formatting of certain electronic health transactions. Many states have similar, but not identical, restrictions. The existing and any new laws or regulations have a significant effect on the manner in which we handle healthcare related data and communicate with payors. We face potential administrative, civil, and criminal sanctions if we do not comply with the existing or new laws and regulations. Imposition of these sanctions could have a material adverse effect on our operations.
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
Some states have enacted statutes and regulations similar to the federal anti-kickback statute, but which apply not only to the federal healthcare programs, but also to any payor source of the patient. These state laws may contain exceptions and safe harbors that are different from those of the federal law and that may vary from state to state. Additionally, a number of states in which we operate have laws that prohibit fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violations of these restrictions include exclusion from state-funded healthcare programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and often have been subject to only limited court or regulatory agency interpretation.
Physician Self-Referrals. Certain provisions of the Omnibus Budget Reconciliation Act of 1993 (“Stark II”) prohibit healthcare providers such as us, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for designated health services if we have a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by us, including DME and home health services. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. The prohibition of Stark II applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal anti-kickback statute, an intent to violate the law is not required. Like the federal anti-kickback statute, Stark II contains a number of statutory and regulatory exceptions intended to protect certain types of transactions and business arrangements from penalty. Compliance with all elements of the applicable Stark II exception is mandatory. Violations of Stark II, or the Stark Law as the broader set of statutes related to the physician self-referral prohibition is known, may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs.
In addition, a number of the states in which we operate have similar prohibitions against physician self-referrals, which may not necessarily be limited to Medicare or Medicaid services and may not include the same statutory and regulatory exceptions found in Stark II.
False Claims. The federal False Claims Acts impose civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the federal civil False Claims Act may result in treble damages, civil monetary penalties and exclusion from the Medicare, Medicaid, and other federally funded healthcare programs. If certain criteria are satisfied, the federal civil False Claims Act allows a private individual to bring a qui tam suit on behalf of the government and, if the case is successful, to share in any recovery. federal False Claims Act suits brought directly by the government or private individuals against healthcare providers, like us, are increasingly common and are expected to continue to increase.
The False Claims Corrections Act of 2007 introduced both in the House and the Senate proposes significant revisions to the existing federal False Claims Act. Among other changes, the bill repeals the requirement that false claims be presented to a government employee and clarifies under what circumstances a government employee may act as a qui tam relator under the False Claims Act. The bill extends the statute of limitations period in federal False Claims Act cases to 10 years. The False Claims Corrections Act would require, upon motion of the Attorney General’s Office, a court to dismiss an action or claim if the allegations relating to all essential elements of liability of the action or claim are based exclusively on the public disclosure of allegations or transactions in specified federal hearings or reports or from the news media. Only the Attorney General’s Office may move for this dismissal and thus, the defendant is precluded from making this argument. The bill extends protection from retaliatory action to government contractors and agents, rather than just covering government employees.
The federal government has used the federal False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. The government and a number of courts also have taken the position that claims presented in violation of certain other statutes, including the federal anti-kickback statute or the Stark Law, can be considered a violation of the federal False Claims Act, based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations, and other rules when submitting claims for reimbursement.

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the DRA amended the federal law to encourage these types of changes. In addition, there is a corresponding increase in state-initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. Currently, over 19 states have some form of false claims act.
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
Facility and Clinician Licensure. Various federal and state authorities and clinical practice boards regulate the licensure of our facilities and clinical specialists working for us, either directly as employees or on a per diem or contractual basis. Regulations and requirements vary from state to state. Several states are currently contemplating the establishment or expansion of facility licensure related to the home healthcare industry. We are committed to complying with all applicable licensing requirements and maintains centralized functions to manage over 4,500 facility licenses that are required to operate our business.
Results of Operations
Net Revenues. Net revenues increased $137.2 million, or 35.1%, to $528.0 million in the three months ended March 31, 2008 from $390.8 million in the three months ended March 31, 2007. The 35.1% increase resulted from an increase in sales volume that primarily related to the growth in our home infusion therapy service line due to the Coram acquisition. The revenue growth rate for 2008 was impacted by incremental Medicare revenue reductions of $3.0 million due to reimbursement changes. Had those reductions not gone into place, revenues for 2008 would have increased by 35.9%. The Medicare reimbursement changes related to:
•
the reduction in the equipment rental period from 15 to 13 months for certain respiratory equipment such as Continuous Positive Air Pressure Units, Nebulizer Units, Hospital Beds and Wheelchairs (regulation effective date of February 2007);

•	changing the maximum rental period on certain equipment such as bi-level airway pressure devices from an unlimited rental period to 13 months (regulation effective date of May 2007); and
•	transfer of equipment ownership from us to the patient at the end of the 13-month rental period (regulation effective date of February 2007).
We expect to continue to face pricing pressures from Medicare as well as from our managed care customers as these payors seek to lower costs by obtaining more favorable pricing from providers such as us. In addition to the pricing reductions, such changes could cause us to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue. However, given our high volume of managed care business, we are well-positioned among our competitors with respect to the Medicare Advantage plan expansion. See “Government Regulation” above.
The following table sets forth a summary of net revenues by service line:

	Three Months Ended March 31,
				Percentage
(in thousands)	2008	2007	Increase	Change
Home respiratory therapy	$276,448	$269,761	$6,687	2.5%
Home infusion therapy	200,518	68,968	131,550	190.7
Home medical equipment/other	51,012	52,050	(1,038)	(2.0)

Total net revenues	$527,978	$390,779	$137,199	35.1%

Home Respiratory Therapy. Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the respiratory therapy service line increased by 2.5% in the three months ended March 31, 2008. The majority of the Medicare pricing reductions discussed above impacted the respiratory therapy line. Such reductions were $2.4 million in the three months ended March 31, 2008. Adjusted for the Medicare reductions, respiratory revenues increased by 3.4% in the three months ended March 31, 2008. The growth in revenue dollars in the three months ended March 31, 2008 resulted primarily from an increase in revenue from the rental and sale of continuous positive and bi-level airway pressure devices and related supplies, an increase in oxygen equipment rental revenue, and an increase in ventilator equipment rental.
Home Infusion Therapy. The home infusion therapy service line involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Home infusion therapy revenues increased by 190.7% in the three months ended March 31, 2008. During this period, growth resulted from the Coram acquisition that we completed in December 2007.
Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues decreased by 2.0% in the three months ended March 31, 2008. In 2008, $0.6 million of the Medicare reimbursement reductions impacted this service line. Excluding the impact of the Medicare reimbursement changes home medical equipment/other revenue would have decreased by 0.8% for the three months ended March 31, 2008.
Gross Profit. The gross profit margin percentage in the three months ended March 31, 2008 was 61.1% compared to 65.6% in the three months ended March 31, 2007. The decrease in gross profit margin is due to the acquisition of the Coram business, in December 2007, which has a lower profit margin due to the nature of the infusion business compared to our home respiratory therapy and home medical equipment service lines. This decrease is offset by improvement in the home respiratory therapy and home medical equipment gross profit margin. The improvement in the home respiratory therapy and home medical equipment services lines for the three months ended March 31, 2008 primarily resulted from our ability to secure favorable pricing on the purchases of products and supplies, offset by increased costs related to the write-off of the remaining net book value of rental equipment at the time of transfer of equipment ownership from us to our patients.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable estimated to be uncollectible are provided for by applying specific percentages to each receivables aging category, which is determined by the number of days the receivable is outstanding. The provision for doubtful accounts, expressed as a percentage of net revenues, was 2.0% and 2.5% in the three months ended March 31, 2008 and 2007, respectively. The decrease in 2008 from the 2007 levels resulted primarily from a 40 basis point improvement in the home infusion therapy service line provision for doubtful accounts due to the Coram acquisition which has a lower percentage of doubtful accounts. Additionally, the home respiratory therapy and home medical equipment service lines improved 20 basis points due to our continued collection efforts and improvement in the aging of our accounts receivable.
Selling, Distribution and Administrative Expenses. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, intake, reimbursement, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Some are also very sensitive to market-driven price fluctuations such as facility lease and fuel costs. The administrative expenses include overhead costs incurred by the operating locations and corporate support functions. These expenses do not fluctuate with revenue growth as closely as do operating costs.
Selling, distribution and administrative expenses, expressed as percentages of revenues were 50.9% for the three months ended March 31, 2008 compared to 52.8% for the three months ended March 31, 2007. The home infusion therapy services line selling, distribution and administrative expenses were 35.8% at March 31, 2008 compared to 25.7% at March 31, 2007. The home respiratory therapy services line and the home medical equipment service line selling, distribution and administrative were 60.1% at March 31, 2008 compared to 58.6% at March 31, 2007.
Selling, distribution and administrative expenses increased by $62.2 million for the three months ended March 31, 2008 over the corresponding period in 2007. Labor and related expenses increased $40.0 million, of which $37.2 million was in our home infusion therapy services line primarily related to our acquisition of Coram in December 2007. Other operating costs increased $22.2 million, of which $17.1 million was in our home infusion therapy services line primarily related to our acquisition of Coram. The remaining increases were primarily due to increases in delivery costs, primarily fuel, vehicle lease costs, initial expenses related to cost savings program initiatives and costs incurred in support of enterprise wide information system projects offset by decreases due to changes in estimates in general and professional liability insurance expense and incentive compensation expense.
Amortization of Intangible Assets. Amortization of intangible assets increased $0.1 million, or 7.7%, to $1.1 million in the three months ended March 31, 2008 from $1.0 million in the three months ended March 31, 2007. The increase in amortization expense for the three months ended March 31, 2008, when compared to the corresponding period in 2007, resulted from amortization in 2008 related to intangibles identified as part of our acquisition of Coram in December 2007 offset by a decrease in amortization on intangibles that have become fully amortized.
Interest Expense. Interest expense increased $2.1 million, or 33.9%, to $8.3 million in the three months ended March 31, 2008 from $6.2 million in the three months ended March 31, 2007. This increase is due to the impact of the $359 million we borrowed to purchase Coram in December 2007, offset by reductions in debt outstanding based upon repayments.
Interest Income. Interest income increased $0.1 million, or 32.6%, to $0.5 million in the three months ended March 31, 2008 from $0.4 million in the three months ended March 31, 2007.
Income Tax Expense. Our effective tax rate was 39.8% for the three months ended March 31, 2008 compared with 37.1% for the three months ended March 31, 2007.
Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining our effective tax rate. We are routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, we believe that the recorded tax liabilities appropriately reflect our potential obligations under FIN 48.

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
On September 1, 2008 holders of our 3 3/8% convertible senior notes may require us to redeem some or all of the notes. The principal amount of the convertible senior notes is currently $250 million. In addition, if we are required to redeem all of the principal amount that would trigger tax payments that approximate $30 million. We anticipate that we will need to pursue alternatives to refinance this debt during 2008. Accordingly, we continue to evaluate our financing alternatives regarding our ability to repurchase these notes to the extent required by the holders.
We have initiated a project to implement a new enterprise-wide information system. The overall objective of the project is to deliver the necessary technology and automation across the organization to enable improvements in service, productivity and access to information. Development on certain modules commenced in 2006 and continued in 2007 and 2008. The overall project plan is being designed and developed and is expected to be implemented over several years.
In the three months ended March 31, 2008 and 2007, our free cash flow was $7.1 million and $12.2 million, respectively. Free cash flow is defined as cash provided by operating activities less purchases of patient services equipment and property, equipment and improvements, exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with generally accepted accounting principles. Further, free cash flow may not be comparable to similarly titled measures used by other companies. A table reconciling free cash flow to net cash provided by operating activities is presented below.

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007
Reconciliation — Free Cash Flow:
Net cash provided by operating activities	$48,552	$44,889
Less: Purchases of patient service equipment and property, equipment and improvements	(41,480)	(32,672)

Free cash flow	$7,072	$12,217

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

	Quarter Ended March 31,
(in thousands)	2008	2007
Net cash provided by operating activities	$48,552	$44,889
Net cash used in investing activities	(44,478)	(32,646)
Net cash used in financing activities	(11,479)	(10,357)

Net (decrease) increase in cash and equivalents	(7,405)	1,886
Cash and equivalents at beginning of period	28,451	14,657

Cash and equivalents at end of period	$21,046	$16,543

Three Months Ended March 31, 2008 and 2007
Net cash provided by operations in 2008 was $48.6 million compared to $44.9 million in 2007, an increase of $3.7 million. The increase in net cash provided by operations resulted from a $17.6 million increase in income before non-cash items to $85.3 million in 2008 from $67.7 million in 2007, offset by a $13.9 million increase in the cash used related to the change in operating assets and liabilities to a $36.7 million use of cash in 2008 from a $22.8 million use of cash in 2007.
The $13.9 million increase in cash used by the change in operating assets and liabilities consisted primarily of the following:
•
$4.1 million increase in cash used in accounts receivable, to a $15.0 million use of cash in the three months ended March 31, 2008 from a $10.9 million use of cash in the three months ended March, 31 2007. This increase in use of cash was primarily due to a net increase in accounts receivable primarily related to Coram.

•
$3.1 million increase in cash used by the change in accrued payroll and related taxes and benefits, to a $13.7 million use of cash in the three months ended March 31, 2008 from a $10.6 million use of cash in the three months ended March 31, 2007. The increase was primarily due to an additional accrual day in 2008, an increase in accrued vacation and the Coram acquisition.

•
$10.6 million increase in cash used by accrued expenses to a $16.2 million use of cash in the three months ended March 31, 2008 from a $5.6 million use of cash in the three months ended March 31, 2007. The increase was primarily due to $4.5 million in accrued incentive compensation and $5.2 million related to expenses from our Coram acquisition and a pay-down of an installment purchase.

•
$6.7 million increase in cash used by income taxes payable to a $2.0 million use of cash in the three months ended March 31, 2008 from a $4.7 million provision of cash in the three months ended March 31, 2007. The increase in cash used primarily relates to 2008 reductions in unrecognized tax benefits under FIN 48 and a lower amount of 2008 current tax liabilities due to utilization of Coram’s tax net operating losses.

Offset by:
•
$3.5 million increase in cash provided by prepaid expenses and other current assets to a $4.4 million provision of cash in the three months ended March 31, 2008 from a $0.9 million provision of cash in the three months ended March 31, 2007. The increase was primarily due to decrease in the prepaid infusion therapy inventory balance of $6.1 million from the prior year and a $2.9 million decrease in prepaid insurance, offset by a $6.5 million increase in the balance of prepaid other, principally due to our Coram acquisition.

•
$5.2 million increase in cash provided by accounts payable to a $7.0 million provision of cash in the three months ended March 31, 2008 from a $1.8 million provision of cash in the three months ended March 31, 2007. The increase was primarily due to an $10.4 million increase in trade accounts payable offset by a $4.7 million change in book cash overdraft.

Investing activities used $44.5 million in 2008 compared to $32.6 million in 2007. The primary use of funds in the first quarter of 2008 was $41.5 million to purchase patient service equipment and property, equipment and improvements; $23.6 million related to patient service equipment and $17.9 million related to property, plant and equipment, primarily due to additions to our information systems hardware and software. The primary use of funds in the first quarter of 2007 was $32.6 million to purchase patient service equipment and property, equipment and improvements. Of this $32.6 million, $26.4 million related to patient service equipment and $6.2 million related to property, plant and equipment.
Net cash used in financing activities in 2008 was $11.5 million compared to net cash used in financing of $10.4 million in 2007. In 2008, net cash provided by financing activities reflected our borrowing of $5.0 million under the revolving credit facility, offset by $21.2 million of payments we made to reduce debt. Net cash used in financing activities in 2007 reflected our repayment of $25.0 million under the revolving credit facility, partially offset by issuances of common stock of $13.3 million in connection with the exercises of stock options and release of equity awards.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts remained the same at $332.0 million at March 31, 2008 and December 31, 2007. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 49 days at March 31, 2008 compared to 48 days at December 31, 2007.
Accounts aged in excess of 180 days expressed as percentages of total receivables for certain payor categories are as follows:

	March 31,	December 31,
	2008	2007
Medicare	16.0%	23.9%
Medicaid	21.1%	23.2%
Self pay	40.7%	40.7%
Managed care/other	18.9%	19.3%
Total	19.0%	21.1%
Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $49.8 million and $48.3 million at March 31, 2008 and December 31, 2007, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.
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
The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of our patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 86.1% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Depending on the product type, we perform physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories. Inventory and patient service equipment losses for the three months ended March 31, 2008 and 2007 were $563,000 and $248,000, respectively.
Long-term Debt. At March 31, 2008, borrowings under our revolving credit facility were $409.0 million; outstanding letters of credit totaled $8.4 million; credit available under the revolving facility was $82.6 million; and we were in compliance with all covenants required by the credit agreement. The effective interest rate at March 31, 2008, after consideration of the effect of the swap agreement described under “Hedging Activities” below was 3.7%.
Convertible Senior Notes. At March 31, 2008, the fair value of the $250 million in convertible senior notes was $252 million, as determined by reference to quoted market prices.
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

At March 31, 2008, we had one interest rate swap agreement in effect which will expire in January 2009 and has a notional amount of $25 million with a fixed rate of 4.44%.
We account for our swap agreement under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. We received a net settlement amount of $18,000 related to the three-month period ended March 31, 2008 and $58,000 for the same three-month period in 2007. The aggregate fair value of the swap agreement was a liability of $398,000 and $105,000 at March 31, 2008 and December 31, 2007, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other accrued liabilities. Unrealized gains and losses on the fair value of the swap agreement are reflected in net income, as the transaction does not qualify for hedge accounting. Our exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. We do not anticipate losses due to counterparty nonperformance as our counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.
Treasury Stock. In the first three months of 2008, 39,518 shares of employee share-based awards, valued at $939,000, were tendered back to us to satisfy the related tax obligations.
Business Combinations. Business combinations are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying condensed consolidated income statements from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Tradenames and customer lists are being amortized over the period of their expected benefit.
During the three months ended March 31, 2008 and 2007, we did not make any acquisitions. Cash paid for acquisitions, which includes amounts deferred from prior periods, totaled $3.0 million.
Contractual Cash Obligations.
There were no material changes from December 31, 2007 reported amounts.
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
At March 31, 2008, our revolving credit facility borrowings totaled $409.0 million. The bank credit agreement governing the revolver provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or the London Interbank Offered Rate (“LIBOR”). All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At March 31, 2008 all of our outstanding revolving debt was tied to LIBOR.
During the first three months of 2008, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. The agreement became effective in January 2006 for a three-year term, and has a notional amount of $25 million that fixes an equivalent amount of our variable rate long-term debt at 4.44%.

Based on the revolving debt outstanding and the swap agreement in place at March 31, 2008, a 100 basis point change in the applicable interest rates would increase or decrease our annual cash flow and pretax earnings by approximately $3,840,000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Long-term Debt — Hedging Activities.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer each concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting. During the period covered by this report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are the defendant in a purported California class action lawsuit asserting blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. The original claim was filed by Jesus Venegas on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC — 06 — 449669). The complaint seeks compensatory damages in an unspecified amount as well as other relief on behalf of a purported class consisting of certain of our delivery drivers in the State of California. An answer to the complaint was filed denying all material allegations and asserting a number of affirmative defenses, and we successfully pursued motions for summary adjudication eliminating certain tort based claims and claims for unjust enrichment and declaratory relief. Based on the investigation of the allegations made to date, we believe there are meritorious defenses to the claims and intend to continue a vigorous defense of the lawsuit. At a case management conference held on April 14, 2008, the Court vacated its previous order establishing a date for trial and has not established a new one. In addition, the Court allowed an amendment to the complaint expanding the definition of the putative class to include all classifications of drivers employed by us and reserved the issue of whether the case may be certified as a class action for hearing at an unspecified future date. Until a final decision is made with respect to the plaintiff’s class action allegations, no assurances can be given that the ultimate disposition of this case will not have a material adverse effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
The risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 29, 2008, are incorporated herein by reference With the exception of the risk factor amended and restated below, there have been no changes from those risk factors during the period covered by this report.
Medicare/Medicaid Reimbursement Rates — Continued reductions in Medicare and Medicaid Reimbursement Rates could have a material adverse effect on our results of operations and financial conditions.
Medicare Reimbursement Reductions. There are ongoing legislative and regulatory efforts to reduce or otherwise adversely affect Medicare reimbursement rates for products and services we provide. For example, the regulations implementing the mandates under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) reduced the reimbursement for a number of products and services we provide and established a competitive bidding program for certain durable medical equipment under Medicare Part B. Competitive bidding is intended to further reduce reimbursement for certain products as well decrease the number of companies permitted to serve Medicare beneficiaries. Competitive bidding began in 10 of the largest metropolitan statistical areas in 2008, with 70 additional markets to be added in 2009 and nationwide implementation to begin in 2010. The contract award portion of the process has not yet been completed, and CMS has not yet published a list of winning suppliers. In fact, we are continuing to receive, evaluate and negotiate contract offers from CMS. As a result, we are presently unable to predict what percentage of the market, if any, that we may capture for any given product category in any competitive bidding area. The process is expected to be completed during May 2008. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Government Regulation” for additional information regarding the competitive bidding program.
Further, the DRA resulted in reduced reimbursement rates for certain durable medical equipment, including the home oxygen equipment and services we provide, a reduced period for rental revenue, and potential increased costs to us associated with replacement of certain patient-owned equipment. There have been proposals by the President and the Congress to further reduce the maximum capped rental period for oxygen below the 36-month level mandated by the DRA to 13 and 18 months, respectively. While these proposals have not been enacted, similar proposals are likely to be raised in the near future. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Government Regulation” for additional information regarding the DRA and these proposals.

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
Medicaid Reimbursement Reductions. There are ongoing state and federal legislative and regulatory efforts to reduce or otherwise adversely affect Medicaid reimbursement rates for products and services we provide. For a number of years, some states have adopted alternative pricing methodologies for certain drugs, biologicals, and home medical equipment reimbursed under the Medicaid program. In a number of states, the changes reduced the level of reimbursement we received for these items without a corresponding offset or increase to compensate for the service costs we incurred. In several of those states, we elected to stop accepting new Medicaid patient referrals for the affected drugs and biologicals. In light of continuing budget pressure, states may continue to consider new or other reductions in Medicaid reimbursement for drugs, biologicals, and other durable medical equipment and affiliated services. In addition, changes to the federal regulations pertaining to prescription drug pricing may also impact the ultimate Medicaid reimbursement available to us.
We cannot estimate the ultimate impact of all legislated and contemplated Medicare and Medicaid reimbursement changes or provide assurance to investors that additional reimbursement reductions will not be made or will not have an adverse effect on our results of operations, cash flow, capital resources, and liquidity.
For further information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Government Regulation” in this Quarterly Report on this Form 10-Q.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Reference
3.1	Apria Healthcare Group Inc. Bylaws, as amended and restated as of February 19, 2008. (a)
10.30 #	Form of Employee Time-Based Stock Appreciation Rights Award Agreement under the Registrant’s 2003 Performance Incentive Plan. (b)
10.31 #	Revised Form of Employee Performance-Based Restricted Stock Unit Award Agreement under the Registrant’s 2003 Performance Incentive Plan. (b)
10.32 #	Registrant’s 2008 Executive Bonus Plan. (b)
10.33 #	Revised Form of Employee Time-Based Restricted Stock Unit Award Agreement under the Registrant’s 2003 Performance Incentive Plan. (b)
10.34 #	Employment offer letter from Registrant to Daniel E. Greenleaf dated April 7, 2008*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

#	Management contract or compensatory plan or arrangement.

*	Filed Herewith.

(a)	Incorporated by reference to Current Report on Form 8-K dated February 19, 2008, as filed on February 26, 2008.

(b)	Incorporated by reference to Current Report on Form 8-K dated February 29, 2008, as filed on March 6, 2008.

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
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PETER A. REYNOLDS
Peter A. Reynolds
Chief Accounting Officer and Controller (Principal Accounting Officer)

May 9, 2008

EXHIBIT INDEX

Exhibit
Number	Reference
3.1	Apria Healthcare Group Inc. Bylaws, as amended and restated as of February 19, 2008. (a)
10.30 #	Form of Employee Time-Based Stock Appreciation Rights Award Agreement under the Registrant’s 2003 Performance Incentive Plan. (b)
10.31 #	Revised Form of Employee Performance-Based Restricted Stock Unit Award Agreement under the Registrant’s 2003 Performance Incentive Plan. (b)
10.32 #	Registrant’s 2008 Executive Bonus Plan. (b)
10.33 #	Revised Form of Employee Time-Based Restricted Stock Unit Award Agreement under the Registrant’s 2003 Performance Incentive Plan. (b)
10.34 #	Employment offer letter from Registrant to Daniel E. Greenleaf dated April 7, 2008*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

#	Management contract or compensatory plan or arrangement.

*	Filed Herewith.

(a)	Incorporated by reference to Current Report on Form 8-K dated February 19, 2008, as filed on February 26, 2008.

(b)	Incorporated by reference to Current Report on Form 8-K dated February 29, 2008, as filed on March 6, 2008.