Form 10-K/A
period 2007-12-31
APRIA HEALTHCARE GROUP INC
filed 2008-09-11
CIK 882289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-14316
APRIA HEALTHCARE GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0488566
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

26220 Enterprise Court, Lake Forest, CA	92630
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number: (949) 639-2000
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of June 30, 2008 the aggregate market value of the shares of common stock held by non-affiliates of the Registrant, computed based on the closing sale price of $18.90 per share as reported by the New York Stock Exchange, was approximately $588,499,412.
As of September 9, 2008, there were outstanding 43,949,271 shares of the Registrant’s common stock, par value $.001 per share, which is the only class of common stock of the Registrant (not including 17,112,574 shares held in treasury).

PART II
Item 9A. CONTROLS AND PROCEDURES
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURE
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Explanatory Note
Apria Healthcare Group Inc. (“Apria,” the “Company”, “we” or “our”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2008, to amend Part II, Item 9A: Controls and Procedures, to revise our conclusions regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures. In addition, the cover page and portions of Part IV, Item 15: Exhibits and Financial Statement Schedules, have been updated and amended.
Subsequent to the evaluation of the effectiveness of our internal control over financial reporting and disclosure controls and procedures made in connection with the Original Form 10-K, we reevaluated our internal control over financial reporting relating to the calculation of accounts receivable reserves and concluded that the Company did not effectively design and perform certain control activities to prevent or detect material misstatements that might exist in our reserve for uncollectible accounts receivable and, therefore, a material weakness existed in the Company’s internal control over financial reporting. Due to the identification of this material weakness our management, including our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 and concluded that they were not effective as of that date. Notwithstanding the material weakness, based upon the work performed by the Company during August and September of 2008, we have concluded that there were no material adjustments required to the previously reported accounts receivable reserve amounts, and that our consolidated financial statements for the periods covered by and included in our Original Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.
In addition, as required under Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are providing new certifications in connection with this Amendment No. 1. For purposes of this Amendment No. 1 and in accordance with Rule 12b-15 under the Exchange Act, Item 9A of the Original Form 10-K has been amended and restated in its entirety. Except for the amendments described above, this Amendment No. 1 does not modify or update the disclosures in, or the exhibits to, the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context.

PART II
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In connection with the Original Form 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, our management had evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of the end of the period covered by the Original Form 10-K, our disclosure controls and procedures were effective.
Subsequent to the evaluation made in connection with our Original Form 10-K, we reevaluated our internal control over financial reporting relating to the calculation of accounts receivable reserves and concluded that the Company did not effectively design and perform control activities to prevent or detect material misstatements that might exist in our reserve for uncollectible accounts receivable and, therefore, a material weakness existed. Specifically, we did not perform an analysis with a sufficient level of detail to support management’s estimate of the reserve for uncollectible accounts receivable. Due to the identification of the material weakness in internal control over financial reporting, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures and have concluded that they were not effective as of December 31, 2007.
Notwithstanding the material weakness, based upon the work performed by the Company during August and September of 2008, including a review of accounts receivable reserves as of December 31, 2007, we have concluded that there were no material adjustments required to the previously reported accounts receivable reserve amounts and that our consolidated financial statements for the periods covered by and included in our Original Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.
Future Remediation Plan for Material Weakness
During September 2008, we completed the design and implementation of control activities that we believe will prevent or detect material misstatements that might exist in our reserve for uncollectible accounts receivable. Specifically, we have developed a process to assess our historical cash receipts experience and consider other relevant factors to support management’s estimate for uncollectible accounts receivable. While management believes that these steps are appropriate to remediate the material weakness in our internal control over financial reporting, management cannot conclude that remediation is complete until such controls operate for a sufficient period of time and are tested further. Following testing of our operational effectiveness, we believe our remediation will be complete in the fourth quarter of 2008.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of the period covered by the Original Form 10-K, there were changes to our internal control over financial reporting. These changes were made in connection with analyzing deferred revenues and deferred expenses during the fourth quarter of 2007, where management identified that certain corrections to the amounts reported for these items were necessary. As a result of this, management has improved internal control over financial reporting by hiring additional qualified resources into the financial accounting group.
Management’s Report On Internal Control Over Financial Reporting (As Revised)
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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based upon our evaluation, we identified a material weakness in our internal control over financial reporting, which is described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the following material weakness, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.
Management’s estimate of the reserve for uncollectible accounts receivable. We did not effectively design and perform control activities to prevent or detect material misstatements that might exist in our reserve for uncollectible accounts receivable. Specifically, we did not perform an analysis with a sufficient level of detail to support management’s estimate of the reserve for uncollectible accounts receivable.
Our management has not yet conducted an assessment of the internal control over financial reporting of Coram. We completed the acquisition of Coram on December 3, 2007, and it was not possible, given the timing of the acquisition, to conduct an assessment of Coram’s internal control over financial reporting in the period between the completion of the acquisition and the date of our management’s assessment of our internal control over financial reporting. Accordingly, our conclusion in this Amendment No. 1 regarding the effectiveness of our internal control over financial reporting as of December 31, 2007 does not include the internal control over financial reporting of Coram. Included in our consolidated financial statements was 28 days of operations which amounted to approximately $42.0 million, or 2.6% of net revenues and $0.7 million of net income. Additionally, Coram’s total assets as of December 31, 2007 were approximately $444 million, or 28% of consolidated total assets. We intend to undertake an evaluation of Coram’s internal control over financial reporting during 2008.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in the Report of Independent Registered Accounting Firm, appearing under Item 15, which expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.
September 11, 2008

/s/ LAWRENCE M. HIGBY Lawrence M. Higby
Chief Executive Officer

/s/ CHRIS A. KARKENNY Chris A. Karkenny Executive Vice President and Chief Financial Officer

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	The financial statements described in the “Index to Consolidated Financial Statements and Financial Statement Schedule” are included in this Amendment No. 1 starting at page F-1.

	2.	The financial statement schedule is included on page S-1.

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
Lake Forest, California
We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of and for the year ended December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Coram, Inc., which was acquired on December 3, 2007 and whose financial statements constitute 28% of total assets, 2.6% of net revenues, and 0.8% of net income of the consolidated financial statement amounts as of December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Coram, Inc. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting based on our audits. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
Management’s estimate of the reserve for uncollectible accounts receivable.
The Company did not effectively design and perform certain control activities to prevent or detect material misstatements that might exist in its reserve for uncollectible accounts receivable.
This material weakness was considered in assessing the nature, timing, and extent of audit tests applied in our audit of the financial statements and financial statement schedules of the Company and this material weakness does not affect our opinion on such financial statements and financial statement schedules.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Apria Healthcare Group Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payment and prospectively adjusted the 2006 consolidated financial statements for the change. Also, as discussed in Note 3 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.
DELOITTE & TOUCHE LLP
Costa Mesa, CA
February 29, 2008
(September 11, 2008 as to the material weakness described above)

APRIA HEALTHCARE GROUP INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2007	2006
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

APRIA HEALTHCARE GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive	Stockholders’
(in thousands)	Shares	Par Value	Capital	Shares	Cost	Earnings	(Loss)Income	Equity
						(As Restated		(As Restated
						— See Note 2)		— See Note 2)
Balance at January 1, 2005, as previously reported	58,236	$58	$439,544	9,628	$(254,432)	$221,041	$(26)	$406,185
Restatement adjustments						(17,055)		(17,055)

Balance at January 1, 2005, as restated	58,236	58	439,544	9,628	(254,432)	203,986	(26)	389,130
Exercise of stock options	937	1	21,179					21,180
Tax benefits related to stock options			4,117					4,117
Compensatory stock options and awards	43		3,259					3,259
Repurchases of common stock				7,337	(175,000)			(175,000)
Unrealized gain on interest rate swap agreements, net of taxes							482	482
Net income						68,483		66,483

Total comprehensive income						68,483	482	68,965

Balance at December 31, 2005, as restated	59,216	59	468,099	16,965	(429,432)	272,469	456	311,651

Exercise of stock options	508	1	8,244					8,245
Tax benefits related to stock options			403					403
Tax shortfalls on share-based compensation			(386)					(386)
Compensatory stock options and awards	38		5,763					5,763
Restricted stock retained in treasury upon vesting				8	(141)			(141)
Unrealized loss on interest rate swap agreements, net of taxes							(105)	(105)
Net income						74,263		74,263

Total comprehensive income						74,263	(105)	74,158

Balance at December 31, 2006, as restated	59,762	60	482,123	16,973	(429,573)	346,732	351	399,693

Cumulative effect adjustment pursuant to adoption of FIN 48						(4,233)		(4,233)
Exercise of stock options	887	1	17,617					17,618
Tax benefits related to stock options			4,057					4,057
Tax shortfalls on share-based compensation			(99)					(99)
Compensatory stock options and awards	196		11,150					11,150
Restricted stock retained in treasury upon vesting				77	(2,078)			(2,078)
Unrealized loss on interest rate swap agreements, net of taxes							(122)	(122)
Net income						86,039		86,039

Total comprehensive income						86,039	(122)	85,917

Balance at December 31, 2007	60,845	$61	$514,848	17,050	$(431,651)	$428,538	$229	$512,025

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

	Quarter
	First			Second
	(As Previously			(As Previously
(in thousands, except per share data)	Reported)	(Adjustments)	(As Restated)	Reported)	(Adjustments)	(As Restated)
2007
Net Revenues	$389,290	1,489	$390,779	$394,044	(2,115)	$391,929
Gross Profit	254,494	1,668	256,162	259,559	(2,061)	257,498
Operating Income	37,225	1,767	38,992	38,354	(1,967)	36,387
Net Income	$19,144	1,706	$20,850	$20,829	(1,578)	$19,251
Basic net income per common share	$0.44		$0.48	$0.48		$0.44
Diluted net income per common share	$0.44		$0.47	$0.47		$0.44

	Third			Fourth
	(As Previously
	Reported)	(Adjustments)	(As Restated)
2007
Net Revenues	$396,116	264	$396,380	$452,712
Gross Profit	262,316	(25)	262,291	290,857
Operating Income	37,941	(247)	37,694	45,457
Net Income	$21,269	(349)	$20,920	$25,018
Basic net income per common share	$0.49		$0.48	$0.57
Diluted net income per common share	$0.48		$0.47	$0.57

	First			Second
	(As Previously			(As Previously
	Reported)	(Adjustments)	(As Restated)	Reported)	(Adjustments)	(As Restated)
2006
Net Revenues	$368,056	(1,558)	$366,498	$376,079	795	$376,874
Gross Profit	241,082	(1,347)	239,735	247,109	621	247,730
Operating Income	31,944	(1,336)	30,608	37,355	595	37,950
Net Income	$16,123	(1,646)	$14,477	$18,458	1,030	$19,488
Basic net income per common share	$0.38		$0.34	$0.44		$0.46
Diluted net income per common share	$0.38		$0.34	$0.43		$0.46

	Third			Fourth
	(As Previously			(As Previously
	Reported)	(Adjustments)	(As Restated)	Reported)	(Adjustments)	(As Restated)
2006
Net Revenues	$382,214	(215)	$381,999	$390,958	362	$391,320
Gross Profit	251,120	(369)	250,751	256,557	338	256,895
Operating Income	38,209	(348)	37,861	40,192	412	40,604
Net Income	$19,306	(401)	$18,905	$21,093	300	$21,393
Basic net income per common share	$0.45		$0.45	$0.50		$0.50
Diluted net income per common share	$0.45		$0.44	$0.49		$0.50

APRIA HEALTHCARE GROUP INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Increase Due	Charged to		Balance at
	Beginning	to Coram	Costs and		End of
(in thousands)	of Period	Acquisition	Expenses	Deductions	Period
Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$27,324	$21,557	$43,138	$44,196	$47,823
Reserve for inventory and patient service equipment shortages	$4,420	$195	$3,351	$2,600	$5,366
Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$41,527	—	$38,723	$52,926	$27,324
Reserve for inventory and patient service equipment shortages	$3,753	—	$3,623	$2,956	$4,420
Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$45,064	—	$46,948	$50,485	$41,527
Reserve for inventory and patient service equipment shortages	$3,230	—	$2,309	$1,786	$3,753

S-1

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 11, 2008	APRIA HEALTHCARE GROUP INC.
	By:	/s/ Lawrence M. Higby
Lawrence M. Higby
Chief Executive Officer

The Exhibit Index is amended by substituting the following revised exhibits:
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a). (*)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a). (*)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350. (*)

*	Filed herewith.