Form 10-Q/A
period 2008-03-31
APRIA HEALTHCARE GROUP INC
filed 2008-09-11
CIK 882289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

Explanatory Note
Apria Healthcare Group Inc. (“Apria,” the “Company,” “we” or “our”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2008, to amend Part I, Item 4: Controls and Procedures, to revise our conclusions regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures. In addition, the cover page and portions of Part II, Item 6: Exhibits, have been updated and amended.
Subsequent to the evaluation of the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Form 10-K”) and the evaluations of the effectiveness of our disclosure controls and procedures made in connection with the Original Form 10-K and Original Form 10-Q, we reevaluated our internal control over financial reporting relating to the calculation of accounts receivable reserves and concluded that the Company did not effectively design and perform certain control activities to prevent or detect material misstatements that might exist in our reserve for uncollectible accounts receivable and, therefore, a material weakness existed. Due to the identification of the material weakness our management, including our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 and concluded that they were not effective as of that date. Notwithstanding the material weakness described above, based upon the work performed by the Company during August and September of 2008, including our review of accounts receivable reserves as of March 31, 2008, we have concluded that there were no material adjustments required to the previously reported accounts receivable reserve amounts, and that our unaudited consolidated financial statements for the periods covered by and included in our Original Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.
In addition, as required under Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are providing new certifications in connection with this Amendment No. 1. For purposes of this Amendment No. 1 and in accordance with Rule 12b-15 under the Exchange Act, Item 4 of the Original Form 10-Q has been amended and restated in its entirety. Except for the amendments described above, this Amendment No. 1 does not modify or update the disclosures in, or the exhibits to, the Original Form 10-Q. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-Q, and such forward looking statements should be read in their historical context.

PART I — FINANCIAL INFORMATION
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Amendment No. 1 and in accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008 because of the material weakness in our internal control over financial reporting discussed below.
Subsequent to the evaluation made in connection with our Original Form 10-Q, we reevaluated our internal control over financial reporting relating to the calculation of accounts receivable reserves and concluded that a material weakness exists. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness.
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
Notwithstanding the material weakness described above, based upon the work performed by the Company during August and September of 2008, including our review of accounts receivable reserves as of March 31, 2008, we have concluded that there were no material adjustments required to the previously reported accounts receivable reserve amounts, and that our unaudited consolidated financial statements for the periods covered by and included in our Original Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.
(b)	Changes in Internal Control Over Financial Reporting
During the three month period ended March 31, 2008, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)	Future Remediation Plan for Material Weakness
During September 2008, we completed the design and implementation of control activities that we believe will prevent or detect material misstatements that might exist in our reserve for uncollectible accounts receivable. Specifically, we have developed a process to assess our historical cash receipts experience and consider other relevant factors to support management’s estimate for uncollectible accounts receivable. While management believes that these steps are appropriate to remediate the material weakness in our internal control over financial reporting, management cannot conclude that remediation is complete until such controls operate for a sufficient period of time and are tested further. Following testing of operational effectiveness, we believe our remediation will be complete in the fourth quarter of 2008.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
Item 6 of the Original Form 10-Q is amended by substituting the following revised exhibits:
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a). (*)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a). (*)

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 11, 2008	APRIA HEALTHCARE GROUP INC.
	By:	/s/ Chris A. Karkenny
Chris A. Karkenny
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a). (*)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a). (*)

*	Filed herewith.