Form 10-Q
period 2008-06-30
APRIA HEALTHCARE GROUP INC
filed 2008-09-11
CIK 882289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 10, 2008, there were outstanding 43,949,271 shares of the Registrant’s common stock, par value $.001 per share, which is the only class of common stock of the Registrant (not including 17,112,574 shares held in treasury).

APRIA HEALTHCARE GROUP INC.
FORM 10-Q
For the period ended June 30, 2008

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995: Our business is subject to a number of risks which are partly or entirely beyond our control. We have described certain of those risks in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 29, 2008. That report, as supplemented by the information set forth in this Quarterly Report on Form 10-Q, including Part II, Item 1A, “Risk Factors,” may be used for purposes of the Private Securities Litigation Reform Act of 1995 as a readily available document containing meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements we may make from time to time. In some cases, forward-looking statements contain terminology such as “may,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or variations of these terms or other comparable terminology. Key factors that may have an impact on us include the following:
•	trends and developments affecting the collectibility of accounts receivable;

•	government legislative and budget developments that could continue to affect reimbursement levels;

•	potential reductions in reimbursement rates by government and third-party payors;

•	the effectiveness of our operating systems and controls;

•	healthcare reform and the effect of federal and state healthcare regulations;

•	economic and political events, international conflicts and natural disasters;

•	acquisition-related risks;

•	the failure to complete the proposed merger described herein; and

•	other factors described in our filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APRIA HEALTHCARE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,061	$28,451
Accounts receivable, less allowance for doubtful accounts of $32,962 and $47,823 at June 30, 2008 and December 31, 2007, respectively	296,199	284,141
Inventories, net	49,515	52,079
Deferred income taxes	49,692	66,198
Deferred expenses	2,908	3,102
Prepaid expenses and other current assets	14,456	23,364

TOTAL CURRENT ASSETS	435,831	457,335
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $438,843 and $453,324 at June 30, 2008 and December 31, 2007, respectively	204,971	200,180
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net	120,503	102,827
GOODWILL	715,120	715,235
INTANGIBLE ASSETS, less accumulated amortization of $9,263 and $7,907 at June 30, 2008 and December 31, 2007, respectively	105,683	107,757
DEFERRED DEBT ISSUANCE COSTS, net	5,025	2,834
OTHER ASSETS	13,395	11,634

	$1,600,528	$1,597,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$129,166	$120,360
Accrued payroll and related taxes and benefits	62,468	66,625
Income taxes payable	1,249	3,076
Other accrued liabilities	74,873	73,835
Deferred revenue	30,471	29,704
Current portion of long-term debt	253,806	254,252

TOTAL CURRENT LIABILITIES	552,033	547,852
LONG-TERM DEBT, net of current portion	371,184	433,031
DEFERRED INCOME TAXES	80,646	62,290
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	34,711	42,604

TOTAL LIABILITIES	1,038,574	1,085,777
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value: 150,000,000 shares authorized; 61,043,341 and 60,844,901 shares issued at June 30, 2008 and December 31, 2007, respectively; 43,935,741 and 43,794,492 shares outstanding at June 30, 2008 and December 31, 2007, respectively	61	61
Additional paid-in capital	522,175	514,848
Treasury stock, at cost; 17,107,600 and 17,050,409 shares at June 30, 2008 and December 31, 2007, respectively	(432,915)	(431,651)
Retained earnings	472,464	428,538
Accumulated other comprehensive income	169	229

TOTAL STOCKHOLDERS’ EQUITY	561,954	512,025

	$1,600,528	$1,597,802

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007
		(As Restated		(As Restated
		— See Note 3)		— See Note 3)
Net revenues:
Fee for service/product arrangements	$488,078	$350,619	$973,434	$700,114
Capitation arrangements	43,170	41,310	85,792	82,594

TOTAL NET REVENUES	531,248	391,929	1,059,226	782,708

Costs and expenses:
Cost of net revenues:
Product and supply costs	159,557	90,840	315,461	181,731
Patient service equipment depreciation	26,918	27,257	54,095	55,267
Home respiratory therapy services	9,640	9,638	19,059	18,976
Nursing services	8,513	2,262	17,566	4,366
Other	4,832	4,434	8,549	8,708

TOTAL COST OF NET REVENUES	209,460	134,431	414,730	269,048
Provision for doubtful accounts	5,271	11,093	15,952	20,791
Selling, distribution and administrative	271,819	209,312	540,480	415,792
Amortization of intangible assets	1,049	706	2,117	1,698

TOTAL COSTS AND EXPENSES	487,599	355,542	973,279	707,329

OPERATING INCOME	43,649	36,387	85,947	75,379
Interest expense	5,556	5,722	13,872	12,042
Interest income and other	(362)	(722)	(870)	(1,216)

INCOME BEFORE TAXES	38,455	31,387	72,945	64,553
Income tax expense	15,300	12,136	29,018	24,452

NET INCOME	$23,155	$19,251	$43,927	$40,101

Basic net income per common share	$0.53	$0.44	$1.00	$0.92

Diluted net income per common share	$0.52	$0.44	$0.99	$0.91

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2008	2007
		(As Restated
		— See Note 3)
OPERATING ACTIVITIES
Net income	$43,927	$40,101
Items included in net income not requiring cash:
Provision for doubtful accounts	15,952	20,791
Depreciation and amortization	70,182	67,049
Amortization of deferred debt issuance costs	889	889
Deferred income taxes	33,863	5,607
Share-based compensation	7,271	4,664
Loss (gain) on disposition of assets and other	7,980	(138)
Excess tax benefits from share-based compensation	(207)	(3,911)
Changes in operating assets and liabilities
Accounts receivable	(16,110)	(21,001)
Inventories, net	2,564	2,062
Prepaid expenses and other assets	7,144	4,712
Accounts payable, exclusive of book-cash overdraft	7,754	3,566
Accrued payroll and related taxes and benefits	(5,323)	(815)
Income taxes payable	(9,276)	7,970
Deferred revenue, net of related expenses	960	1,291
Accrued expenses	(10,142)	(1,227)

NET CASH PROVIDED BY OPERATING ACTIVITIES	157,428	131,610

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(96,301)	(55,811)
Proceeds from disposition of assets	53	52
Cash paid for acquisitions	(3,036)	—

NET CASH USED IN INVESTING ACTIVITIES	(99,284)	(55,759)

FINANCING ACTIVITIES
Proceeds from revolving credit facilities	7,600	—
Payments on revolving credit facilities	(67,600)	(80,000)
Payments on other long-term debt	(2,293)	(2,145)
Change in book-cash overdraft included in accounts payable	1,249	(345)
Capitalized debt issuance costs	(3,079)	—
Excess tax benefits from share-based compensation	207	3,911
Issuances of common stock	382	16,554

NET CASH USED IN FINANCING ACTIVITIES	(63,534)	(62,025)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,390)	13,826
Cash and cash equivalents at beginning of period	28,451	14,657

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,061	$28,483

SUPPLEMENTAL DISCLOSURES — See Note 7 and Note 10 for cash paid for interest and income taxes, respectively.
NON-CASH TRANSACTIONS — See Note 8 for tax benefits from stock option exercises and non-cash common stock and treasury stock transactions.
Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases when paid. Unpaid purchases were $13,181 and $10,994 at June 30, 2008 and December 31, 2007, respectively.
See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of Apria Healthcare Group Inc. (“Apria” or “the Company”) and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. The three and six months ended June 30, 2007, respectively, have been restated, see Note 3 to these unaudited condensed consolidated financial statements.
All adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.
Use of Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.
Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee for service/product arrangements through equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and through capitation payments received from third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 8% of total net revenues for the three and six months ended June 30, 2008 and 11% for the three and six months ended June 30, 2007, respectively. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. For the six months ended June 30, 2008 and 2007, revenues reimbursed under arrangements with Medicare and Medicaid were approximately 32% and 35%, respectively, as a percentage of total revenues. In both periods presented, no other third-party payor group represented more than 9% of the Company’s revenues. Rental and sale revenues in the fee for service/product arrangement revenue line item were approximately $188,296,000 or 38.6% and $299,782,000 or 61.4%, respectively, in the three months ended June 30, 2008, $179,847,000 or 51.3% and $170,772,000 or 48.7%, respectively, in the three months ended June 30, 2007, $373,507,000 or 38.4% and $599,927,000 or 61.6%, respectively, in the six months ended June 30, 2008 and $360,838,000 or 51.5% and $339,276,000 or 48.5%, respectively in the six months ended June 30, 2007.
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
Cash and Cash Equivalents: Cash is maintained with various financial institutions. These financial institutions are located throughout the United States and the Company’s cash management practices limit exposure to any one institution. Book cash overdrafts, which are reported as a component of accounts payable, were $15,477,000 and $14,228,000 at June 30, 2008 and December 31, 2007, respectively. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.
Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $51,066,000 and $48,262,000 at June 30, 2008 and December 31, 2007, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectibility.
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
Beginning with the quarter ended June 30, 2008, the Company corrected the classification of certain obligations to its payors reclassifying the obligation from a reduction to accounts receivable to other accrued liabilities. The correction was not material to the condensed consolidated balance sheet as of June 30, 2008. No correction has been made to any prior periods.
Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit and are accounted for under Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Additions to capitalized software, including capitalized interest, totaled $8,779,000 and $14,697,000 for the three and six months ended June 30, 2008, respectively.
Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $5,263,000 and $4,873,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $10,787,000 and $9,729,000 for the six month periods ended June 30, 2008 and 2007, respectively.
Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $48,572,000 and $43,880,000 for the three months ended June 30, 2008 and 2007, respectively, and $96,481,000 and $87,597,000 for the six month periods ended June 30, 2008 and 2007, respectively. Such expenses represent the cost incurred to coordinate and deliver products and services to patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs as discussed in EITF No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” which permits such expenses to be classified within selling and administrative expenses.

Sales and Certain Other Taxes: In its consolidated financial statements, Apria accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, excludes such taxes from net revenues. Such taxes include, but are not limited to sales, use, privilege and excise taxes.
Other: Beginning with the quarter ended June 30, 2008, the Company corrected the classification of losses on disposal of patient services equipment from a reduction in its purchases of patient service equipment in investing activities in the condensed consolidated statement of cash flows to a loss on disposal in the cash provided by operating activities in the condensed consolidated statement of cash flows. The correction was not material to the condensed consolidated statement of cash flows as of June 30, 2008. No correction has been made to any prior periods.
NOTE 2 — RECENT DEVELOPMENTS
Merger Agreement. On June 18, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sky Acquisition LLC, a Delaware limited liability company (“Buyer”) and Sky Merger Sub Corporation, a Delaware corporation and wholly-owned subsidiary of Buyer (“Merger Sub”). Buyer is controlled by a private investment fund affiliated with The Blackstone Group (“Blackstone”), which is providing a portion of the funding for the transaction.
The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Buyer. As of the effective time of the Merger, each issued and outstanding share of common stock of the Company will be cancelled and converted into the right to receive $21.00 in cash, without interest and less applicable withholding taxes (the “Merger Consideration”). Buyer and Merger Sub have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Buyer to pay the aggregate Merger Consideration and all related fees and expenses. Debt financing commitments of $1.15 billion have been provided by a syndicate comprised of Bank of America, Wachovia Bank, and Barclays Capital. Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger Agreement by the Company’s stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as amended (the “HSR Act”), accuracy of the representations and warranties of the Company, and other customary closing conditions. On July 8, 2008, the Company received notice that the federal antitrust authorities have granted early termination of the waiting period under the HSR Act. The parties expect to close the transaction later in 2008.
The Company has made various representations and warranties and agreed to certain covenants in the Merger Agreement, including covenants relating to the Company’s conduct of its business between the date of the Merger Agreement and the closing of the Merger, governmental filings and approvals, public disclosures and other matters.
The Merger Agreement contains certain termination rights for both the Company and Buyer. The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay Buyer a termination fee. The Merger Agreement further provides that, upon termination under other specified circumstances, Buyer would be required to pay the Company a reverse termination fee. The reverse termination fee potentially payable by Buyer is guaranteed by an investment fund affiliated with Blackstone, in a separate limited guarantee.
Liquidity Credit Facility. On June 18, 2008, the Company also entered into a $280 million credit facility pursuant to a Credit Agreement with Banc of America Bridge LLC, Barclays Capital PLC and Wachovia Capital Markets, LLC (the “Credit Agreement”). On September 2, 2008 proceeds of the new credit facility were used to fund repurchases of the Company’s 3 3/8% Convertible Senior Notes due 2033 and will be used to pay certain tax liabilities related thereto. The loans under the credit facility bear interest at a rate of eleven per cent (11%) per year with a maturity date of March 1, 2009. In addition, the Company paid usual and customary bank fees in connection with entering into the Credit Agreement. The Credit Agreement includes restrictions on the Company regarding additional indebtedness, business operations, liens, transfers and sales of assets, and transactions with affiliates. The Credit Agreement also contains customary events of default which would permit the lenders to accelerate payments under the Credit Agreement if not cured within applicable grace periods, including the failure to make timely payments under the Credit Agreement and the failure to follow certain covenants. As of June 30, 2008, the Company was in compliance with all covenants, but, due to the non-timely filing of the Company’s quarterly report on Form 10-Q for the period ended June 30, 2008, the Company would have been in default of the reporting covenants under the Credit Agreement on August 15, 2008. However, the Company’s lenders executed a waiver on August 14, 2008, which extended the filing requirement from 45 days to 90 days following the end of the quarter. Upon the filing of this quarterly report on Form 10-Q for the period ended June 30, 2008, the Company will have remedied the non-compliance with reporting requirements under its Credit Agreement. See Note 7 and Note 13.
Convertible Senior Notes. On September 2, 2008, the Company repurchased $249.8 million in aggregate principal of its 3 3/8% Convertible Senior Notes Due 2033 (the “senior notes”) representing approximately 99.91% of the outstanding principal amount. $0.2 million in aggregate principal amount of the senior notes remains outstanding.
On August 26, 2008, Apria received a notice of default from the trustee under the indenture governing the senior notes regarding Apria’s failure to deliver its Quarterly Report on Form 10-Q for the period ended June 30, 2008 within the specified time period. Pursuant to the indenture, failure by Apria to comply with such reporting requirements will become an event of default if not remedied within 60 days after the date on which written notice of such failure, requiring Apria to remedy the same, is given to Apria by the trustee, and the senior notes, together with accrued and unpaid interest thereon, shall become due and payable immediately upon notice to the Company from the Trustee or the holders of not less than 25% in aggregate principal amount of the senior notes then outstanding. Upon the filing of this quarterly report on Form 10-Q for the period ended June 30, 2008, the Company will have remedied the default under its senior notes.
NOTE 3 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
Historically, the Company accounted for deferred revenues and deferred expenses related to equipment it rents to patients under a “reimbursement contract” method. These deferred amounts were included in its consolidated financial statements for the year ended December 31, 2006, on which the Company’s independent registered public accountants, Deloitte & Touche LLP, issued an unqualified opinion. In the course of the Company’s fourth quarter 2007 review of the Company’s accounting for deferred revenue and deferred expenses it was identified that the Company had incorrectly deferred revenue related to all of the Company’s capitated contracts (in the fee for service/product arrangements line item) and that the Company incorrectly deferred certain indirect and overhead expenses. The Company concluded that the rental of such equipment should be accounted for under SFAS No. 13, “Accounting for Leases.” Under SFAS No. 13 lessors are required to recognize rental income over the lease term. The Company bills for the rental of patient equipment on a monthly basis beginning on the date the equipment is delivered. Since deliveries can occur on any day during a month, revenue must be deferred for the amount of billings that apply to the next month.

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
On December 31, 2007, the Company’s management concluded to restate its previously issued financial statements because of reporting errors solely relating to its accounting for deferred revenue and deferred expenses related to equipment it rents to patients. Accordingly, the Company restated its condensed consolidated statements of income for the three and six months ended June 30, 2007 and its condensed consolidated statement of cash flows for the six months ended June 30, 2007. The impact of the restatement decreased net income for the three months ended June 30, 2007 by $1.6 million or 7.6%, and increased net income for the six months ended June 30, 2007 by $0.1 million or 0.3%.
The following tables show the impact of the restatement.
CONDENSED CONSOLIDATED STATEMENT OF INCOME ITEMS

	Three Months Ended June 30, 2007
	(As Previously		(As
(in thousands, except per share data)	Reported)	(Adjustments)	Restated)
Fee for service/product arrangements	$352,734	$(2,115)	$350,619
Total net revenues	394,044	(2,115)	391,929
Product and supply costs	90,894	(54)	90,840
Total cost of net revenues	134,485	(54)	134,431
Selling, distribution and administrative expenses	209,406	(94)	209,312
Total costs and expenses	355,690	(148)	355,542
Operating income	38,354	(1,967)	36,387
Income before taxes	33,354	(1,967)	31,387
Income tax expense	12,525	(389)	12,136
Net income	20,829	(1,578)	19,251
Basic net income per common share	0.48		0.44
Diluted net income per common share	$0.47		$0.44

	Six Months Ended June 30, 2007
	(As Previously		(As
(in thousands, except per share data)	Reported)	(Adjustments)	Restated)
Fee for service/product arrangements	$700,740	$(626)	$700,114
Total net revenues	783,334	(626)	782,708
Product and supply costs	181,964	(233)	181,731
Total cost of net revenues	269,281	(233)	269,048
Selling, distribution and administrative expenses	415,985	(193)	415,792
Total costs and expenses	707,755	(426)	707,329
Operating income	75,579	(200)	75,379
Income before taxes	64,753	(200)	64,553
Income tax expense	24,780	(328)	24,452
Net income	39,973	128	40,101
Basic net income per common share	0.92		0.92
Diluted net income per common share	$0.91		$0.91

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS ITEMS

	Six Months Ended June 30, 2007
	(As Previously		(As
(in thousands)	Reported)	(Adjustments)	Restated)
Net income	$39,973	$128	$40,101
Deferred income taxes	5,935	(328)	5,607
Deferred revenue, net of deferred expenses	$1,091	$200	$1,291
NOTE 4 — RECENT ACCOUNTING PRONOUNCEMENTS
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
In April 2008, FASB issued FSP No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS No. 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.
NOTE 5 — BUSINESS COMBINATIONS
Apria periodically makes acquisitions of complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying condensed consolidated income statements from the dates of acquisition. No acquisitions were made during the six months ended June 30, 2008 and 2007. Cash paid for acquisitions, which includes amounts deferred from prior periods, totaled $3.0 million for the six months ended June 30, 2008.
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
The intangible assets on the Company’s books consist of the following:

	June 30, 2008				December 31, 2007
	Average	Gross			Gross		Net
	Life in	Carrying	Accumulated	Net Book	Carrying	Accumulated	Book
(dollars in thousands)	Years	Amount	Amortization	Value	Amount	Amortization	Value

Intangible assets subject to amortization:
Covenants not to compete	5.0	$10,618	$(8,084)	$2,534	$11,380	$(7,744)	$3,636
Patient referral sources	20.0	34,300	(1,000)	33,300	34,300	(143)	34,157
Favorable leases	2.4	628	(179)	449	584	(20)	564

Total	9.1	45,546	(9,263)	36,283	46,264	(7,907)	38,357
Intangible assets not subject to amortization:
Trade names	—	69,400	—	69,400	69,400	—	69,400

Total	9.1	$114,946	$(9,263)	$105,683	$115,664	$(7,907)	$107,757

Amortization expense amounted to $1,049,000 and $706,000 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense amounted to $2,117,000 and $1,698,000 for the six months ended June 30, 2008 and 2007. Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

Year Ending December 31,	(in thousands)
2008	$7,194
2009	4,425
2010	2,611
2011	2,129
2012	1,992
NOTE 7 — LONG-TERM DEBT
Revolving Credit Facility: At June 30, 2008, borrowings under the Company’s revolving credit facility were $364,000,000, outstanding letters of credit totaled $7,849,000, credit available under the revolving credit facility was $128,151,000, and Apria was in compliance with all covenants required by the Fourth Amended and Restated Credit Agreement with certain lenders, dated November 23, 2004, as amended (the “2004 Credit Agreement”). The effective interest rate at June 30, 2008, after consideration of the effect of the swap agreement described below, was 3.2%.
Convertible Senior Notes:
In August 2003, convertible senior notes in the aggregate principal amount of $250,000,000 were issued under an indenture with U.S. Bank National Association. The notes were issued in a private placement at an issue price of $1,000 per note (100% of the principal amount at maturity) and were subsequently registered with the Securities and Exchange Commission. At June 30, 2008, the fair value of the $250,000,000 in the Company’s outstanding convertible senior notes was $249,300,000, as determined by reference to quoted market prices. On September 2, 2008, the Company repurchased $249,772,000 in aggregate principal of the senior notes, representing approximately 99.91% of the outstanding principal amount. $228,000 in principal amount of the senior notes remains outstanding.
On August 26, 2008, Apria received a notice of default from the trustee under the indenture governing the senior notes regarding Apria’s failure to deliver its Quarterly Report on Form 10-Q for the period ended June 30, 2008 within the specified time period. Pursuant to the indenture, failure by Apria to comply with such reporting requirements will become an event of default if not remedied within 60 days after the date on which written notice of such failure, requiring Apria to remedy the same, is given to Apria by the trustee, and the remaining senior notes, together with accrued and unpaid interest thereon, shall become due and payable immediately upon notice to the Company from the Trustee or the holders of not less than 25% in aggregate principal amount of the senior notes then outstanding. Upon the filing of this quarterly report on Form 10-Q for the period ended June 30, 2008, the Company will have remedied the default under its senior notes.
Liquidity Credit Facility: On June 18, 2008, the Company entered into a $280 million credit facility pursuant to the Credit Agreement. On September 2, 2008 proceeds of the new credit facility were used to fund repurchases of the senior notes and will be used to pay certain tax liabilities related thereto. The loans under the credit facility bear interest at a rate of eleven per cent (11%) per year with a maturity date of March 1, 2009. In addition, the Company paid usual and customary bank fees in connection with entering into the Credit Agreement. The Credit Agreement includes restrictions on the Company regarding additional indebtedness, business operations, liens, transfers and sales of assets, and transactions with affiliates. The Credit Agreement also contains customary events of default which would permit the lenders to accelerate payments under the Credit Agreement if not cured within applicable grace periods, including the failure to make timely payments under the Credit Agreement and the failure to follow certain covenants. As of June 30, 2008, the Company was in compliance with all covenants, but, due to the non-timely filing of the Company’s quarterly report on Form 10-Q, for the period ended June 30, 2008, the Company would have been in default of the reporting covenants under the Credit Agreement on August 15, 2008. However, the Company’s lenders executed a waiver on August 14, 2008, which extended the filing requirement from 45 days to 90 days following the end of the quarter. Upon the filing of this quarterly report on Form 10-Q for the period ended June 30, 2008, the Company will have remedied the non-compliance with reporting requirements under its Credit Agreement.
Hedging Activities: Apria utilizes interest rate swap agreements to moderate its exposure to interest rate fluctuations on its underlying variable rate long-term debt. Apria does not use derivative financial instruments for trading or other speculative purposes. At June 30, 2008, Apria had one interest rate swap agreement in effect which will expire in January 2009, with a notional amount of $25,000,000 and a fixed rate of 4.44%.

The swap agreement is accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. Apria received a net settlement amount of $18,000 and $58,000 related to the three-month period ended June 30, 2008 and 2007, respectively, and $69,000 and $117,000 for the six months ended June 30, 2008 and 2007, respectively. The aggregate fair value of the swap agreement was a liability of $198,000 and $105,000 at June 30, 2008 and December 31, 2007, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other accrued liabilities. The Company’s interest rate swap agreement is valued using observable market based inputs and therefore is classified within Level 2 of the fair value hierarchy. Unrealized gains and losses on the fair value of the swap agreement are reflected in net income, as the transaction does not qualify for hedge accounting. Apria’s exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. Apria does not anticipate losses due to counterparty nonperformance as its counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.
On August 30, 2007, Apria acquired information systems software totaling $5,800,000 under an installment payment agreement, of which $3,600,000 is considered as long-term debt as of June 30, 2008.
Interest paid on debt totaled $4,172,000 and $2,899,000 for the three months ended June 30, 2008 and 2007, respectively, and $14,045,000 and $10,685,000 for the six months ended June 30, 2008 and 2007, respectively.
NOTE 8 — STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2008, changes to stockholders’ equity were comprised of the following amounts:

Net income	$43,927
Issuances of common stock (including non-cash issuances)	480
Excess tax benefits from share-based compensation	207
Tax shortfalls on share-based compensation	(631)
Restricted stock retained in treasury upon vesting	(1,264)
Share-based compensation	7,271
Other comprehensive loss, net of taxes	(60)

$49,930

Net income and total comprehensive income differ by other comprehensive loss, net of taxes. Such loss represents the amortization of a balance in accumulated other comprehensive income that was previously recorded in connection with certain interest rate swap agreements. For the three months ended June 30, 2008 and 2007, total comprehensive income was $22,579,000 and $19,216,000 and for the six months ended June 30, 2008 and 2007, $43,321,000 and $40,021,000, respectively.
Common stock valued at $98,000 was issued during the six months ended June 30, 2008 in a non-cash transaction. This transaction was related to the exercise of a restricted stock purchase right for an executive.
NOTE 9 — SHARE-BASED COMPENSATION
For the three and six months ended June 30, 2008, the Company recorded share-based compensation expense of $4,121,000 and $7,271,000. Share-based compensation expense was $3,228,000 and $4,664,000, for the corresponding three and six-month periods in 2007. All such compensation is reflected in the accompanying condensed consolidated income statement within the selling, distribution and administrative expense line item. The related awards were granted to executive and certain management personnel or members of the Company’s Board of Directors and therefore no portion of the share-based compensation has been classified within cost of net revenues. Share-based compensation expense recognized in the periods presented is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures.
For the six months ended June 30, 2008 and 2007, cash received from the exercise of share-based awards totaled $382,000 and $16,554,000, respectively.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. Apria’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six month periods ended June 30, 2008 and June 30, 2007, respectively. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The key input assumptions that were utilized in the valuation of the stock options granted during the six months ended June 30, 2008 and 2007, are summarized in the table below.

	Six Months Ended
	June 30,
	2008	2007
Expected option term(1)	6.2 years	4.6 years
Expected volatility(2)	37.3%	29.9%
Risk-free interest rate(3)	3.1%	4.6%
Expected annual dividend yield	0%	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	The expected volatility represents a combination of historical stock price volatility and implied volatility from publicly-traded options on Apria’s common stock.

(3)	The risk-free interest rate is based on the implied yield on a U.S. Treasury zero coupon issue with a remaining term equal to the expected term of the option.
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
The following table summarizes the activity for stock options for the six months ended June 30, 2008:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in Years)	Value
Outstanding at January 1, 2008	3,733,383	$26.60
Granted	15,000	$21.02
Exercised	(53,166)	$7.20
Forfeited	(113,838)	$29.89

Outstanding at June 30, 2008	3,581,379	$26.76	5.87	$465,206

Vested or expected to vest as of June 30, 2008	3,396,051	$26.75	5.73	$464,455
Exercisable at June 30, 2008	2,790,393	$26.69	5.12	$462,006
The weighted-average fair value of stock options granted during the six months ended June 30, 2008 and 2007 was $6.55 and $10.60, respectively. There were 646,830 stock options granted in the six-month period ended June 30, 2007. The total intrinsic value of options exercised was $533,000 and $9,371,000 for the six months ended June 30, 2008 and 2007, respectively.
As of June 30, 2008, total unrecognized stock-based compensation cost related to unvested stock options was $4,771,000, which is expected to be expensed over a weighted-average period of 1.50 years.
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

The following table summarizes the activity for restricted stock purchase rights for the six months ended June 30, 2008:

	Restricted		Weighted-Average
	Stock		Remaining	Aggregate
	Purchase	Weighted-Average	Contractual Term	Intrinsic
	Rights	Exercise Price	(in Years)	Value
Outstanding at January 1, 2008	277,000	$6.82
Granted	—	$—
Exercised	(15,000)	$6.46
Forfeited	—	$—

Outstanding at June 30, 2008	262,000	$6.84	5.29	$3,288,480

Vested or expected to vest as of June 30, 2008	208,055	$6.82	5.28	$2,616,074
Exercisable at June 30, 2008	8,000	$6.46	5.12	$103,440
The total intrinsic value of restricted stock purchase rights exercised was $193,950 and $534,000 for the six months ended June 30, 2008 and 2007, respectively. No such awards were granted during these two periods.
As of June 30, 2008, total unrecognized stock-based compensation cost related to unvested restricted stock purchase rights was $1,580,000, which is expected to be expensed over a weighted-average period of 1.84 years.
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
The following table summarizes the activity for stock appreciation rights for the six months ended June 30, 2008:

			Weighted-Average
	Stock		Remaining	Aggregate
	Appreciation	Weighted-Average	Contractual Term	Intrinsic
	Rights	Exercise Price	(in Years)	Value
Outstanding at January 1, 2008	—	$—
Granted	773,850	$20.51
Exercised	—	$—
Forfeited	(5,960)	$21.71

Outstanding at June 30, 2008	767,890	$20.50	9.71	$220,052

Vested or expected to vest as of June 30, 2008	591,106	$20.50	9.71	$169,380
Exercisable at June 30, 2008	—	$—	—	$—
The weighted-average fair value of stock appreciation rights granted during the six months ended June 30, 2008 was $8.59. There were no stock appreciation rights granted in the six-month period ended June 30, 2007.
As of June 30, 2008, total unrecognized stock-based compensation cost related to unvested stock appreciation rights was $4,673,000, which is expected to be expensed over a weighted-average period of 3.71 years.
Restricted Stock Awards and Units: Apria’s incentive plan provides for the granting of restricted stock and restricted stock units to its non-employee directors and employees (limited to executive management). Such awards generally require that certain performance conditions and service conditions be met before the awards will vest.

The following table summarizes the activity for restricted stock awards and units for the six months ended June 30, 2008:

	Shares	Weighted-Average
	or	Grant-Date
	Share Units	Fair Value
Nonvested restricted stock awards and units at January 1, 2008	640,871	$29.73
Granted	423,890	$21.35
Vested and released	(156,274)	$31.04
Forfeited	(17,752)	$25.54

Nonvested restricted stock awards and units at June 30, 2008	890,735	$25.59
The weighted-average fair value of restricted stock awards and units granted during the six months ended June 30, 2008 and 2007 was $21.35 and $30.33, respectively. There were 372,710 awards granted in the six month period ended June 30, 2007. Restricted stock awards or units released during the six months ended June 30, 2008 and 2007 were 156,274 and 108,491 shares, respectively, and the total intrinsic value was $3,357,000 for both periods, respectively.
As of June 30, 2008, total unrecognized stock-based compensation cost related to unvested restricted stock awards and units was $15,006,000, which is expected to be expensed over a weighted-average period of 1.67 years.
NOTE 10 — INCOME TAXES
The Company’s effective tax rate was 39.8% for the three months ended June 30, 2008 compared with 38.7% for the three months ended June 30, 2007. The Company’s effective tax rate was 39.8% for the six months ended June 30, 2008 compared with 37.9% for the six months ended June 30, 2007.
A reconciliation of the beginning and ending balances of the gross liability for unrecognized tax benefits at June 30, 2008 is as follows (in thousands):

Total gross unrecognized tax benefits at December 31, 2007	$115,960
Additions for tax positions related to the current year	1,271
Additions for tax positions related to prior years	1,822
Reductions for tax positions related to prior years	(8,647)
Settlements	(1,158)
Reductions due to lapse in statute of limitations	(1,281)
Other	(31)

Total gross unrecognized tax benefits at June 30, 2008	$107,936

Total gross unrecognized tax benefits of $107,936,000 is reflected on the Company’s June 30, 2008 balance sheet as follows: (a) $18,090,000 included in income taxes payable and other non-current liabilities and (b) $89,846,000 included in deferred income taxes.
As of June 30, 2008, the amount of unrecognized tax benefits which, if ultimately recognized, would affect the effective tax rate in a future period is $15,055,000 (net of related tax benefits). The $15,055,000 unrecognized tax benefits amount is inclusive of $3,637,000 of penalties and interest (net of related tax benefits).
Based on purchase accounting rules at June 30, 2008, unrecognized tax benefits of $79,259,000 (net) related to Coram, Inc. (“Coram”) would, if ultimately recognized, only impact goodwill (versus the Company’s effective tax rate). However, upon adoption of SFAS No. 141(R), the entire $79,259,000 of unrecognized tax benefits related to Coram would, if ultimately recognized, affect the Company’s effective tax rate in a future period.
As of June 30, 2008, it is reasonably possible that unrecognized tax benefits could be increased or decreased by the following estimated amounts within the 12-month rolling period ending June 30, 2009.
•
Aggregate gross increase of $2,500,000 for interest and penalties primarily related to other tax uncertainties taken in prior years and state tax uncertainties involving tax filing positions. The gross increase is an annual expense which will be accrued until the tax uncertainties or related tax uncertainties (in the case of interest and penalties) are extinguished through such means as audit settlements, payment, or the expiration of statutes of limitations.

•
Aggregate gross decrease of $2,900,000 related to the timing uncertainty for when certain deductions should be recognized for tax return purposes, allocation of expenses between affiliates, and state tax uncertainties. Ultimate realization of this decrease is dependent upon the occurrence of certain events (including the completion of audits by tax agencies and expiration of statutes of limitations).

Interest expense and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes. Gross interest and penalties of $5,912,000 are provided for within the liability for unrecognized tax benefits as of June 30, 2008.
The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations expiration dates. The calendar 2004 through 2007 tax years generally remain subject to examination by tax authorities. The Internal Revenue Service recently completed its examination of the Company’s calendar 2005 and 2006 federal income tax returns. Certain state tax agencies are currently examining the calendar tax years 2001 through 2006.
As of June 30, 2008, federal net operating losses (“NOLs”) of approximately $113,784,000 are available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during our calendar 2024 through 2026 tax years. These NOLs were acquired in connection with the Company’s Coram acquisition and are subject to an annual utilization limitation of approximately $18,081,000 as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, the Company’s ability to utilize federal tax NOLs and certain acquisition-related state tax NOLs may be further limited due to certain tax rules involving the exchange of Coram stock for its debt and associated interest. These debt for stock exchanges occurred in Coram’s 2000 through 2002 tax years.
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
Net income taxes paid for the six-month periods ended June 30, 2008 and 2007 amounted to $4,404,000 and $11,583,000, respectively.
NOTE 11 — PER SHARE AMOUNTS
The following table sets forth the computation of basic and diluted per share amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Numerator:
Net income	$23,155	$19,251	$43,927	$40,101
Numerator for basic and diluted per share amounts — net income available to common stockholders	$23,155	$19,251	$43,927	$40,101
Denominator:
Denominator for basic per share amounts — weighted average shares	43,885	43,650	43,857	43,381
Effect of dilutive securities:
Employee stock options and awards — dilutive potential common shares	289	582	316	729

Denominator for diluted per share amounts — adjusted weighted average shares	44,174	44,232	44,173	44,110

Basic net income per common share	$0.53	$0.44	$1.00	$0.92

Diluted net income per common share	$0.52	$0.44	$0.99	$0.91

Employee stock options excluded from the computation of diluted per share amounts:
Shares for which exercise price exceeds average market price of common stock	4,263	1,033	3,931	1,521
Average exercise price per share that exceeds average market price of common stock	$27.06	$32.65	$27.14	$31.93

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Litigation: The Company is the defendant in a purported California class action lawsuit asserting blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. The original claim was filed by Jesus Venegas on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC — 06 — 449669). The complaint, as amended, seeks compensatory damages in an unspecified amount as well as other relief on behalf of a purported class consisting of substantially all of the Company’s delivery drivers in the State of California. The Company has answered the complaint denying all material allegations and asserting a number of affirmative defenses. The Company has successfully pursued motions for summary adjudication eliminating certain tort based claims and claims for unjust enrichment and declaratory relief. Based on the investigation of the allegations made to date, the Company believes there are meritorious defenses to the remaining claims and intends to continue a vigorous defense of the lawsuit. The Court has not established a trial date and has indicated that the issue of whether the case may be certified as a class action is likely to be determined at a hearing which it expects to hold in early 2009. Until a final decision is made with respect to the plaintiff’s class action allegations, no assurances can be given that the ultimate disposition of this case will not have a material adverse effect on the Company’s financial condition or results of operations.
The Company has also been served with two complaints seeking to enjoin the proposed Merger as discussed in Note 2.
The first complaint was filed on June 24, 2008 by Alaska Ironworkers Pension Trust, On Behalf of Itself and All Others Similarly Situated, in the Superior Court of the State of California, County of Orange, Case No. 30-2008-00078710. The complaint names the Company and its directors as defendants, and asserts a single cause of action for breach of fiduciary duty and aiding and abetting against all defendants. The complaint seeks certification of a class of all common stockholders of the Company who are being and will be harmed by defendants’ alleged actions; a declaration that the proposed transaction is in breach of defendants’ fiduciary duties, and, therefore, unlawful and unenforceable; an order enjoining defendants and others from consummating the proposed transaction; an order directing the individual defendants to exercise their fiduciary duties to obtain a transaction in the best interests of the Company’s stockholders; rescission of the proposed transaction to the extent already implemented; recovery of costs of suit, including attorneys’ fees; and other relief.
The second complaint was filed on July 2, 2008 by Bruce Ellis, On Behalf of Himself and All Others Similarly Situated, in the Superior Court of the State of California, County of Orange, Case No. 30-2008-00081027. The complaint names the Company, the Company’s directors, and Blackstone Group LP as defendants, and asserts two (2) causes of action: (1) breach of fiduciary duty against the individual defendants, and (2) aiding and abetting the individual defendants’ breach of fiduciary duty against Blackstone Group LP. The complaint seeks certification of a class of all common stockholders of the Company who are being and will be harmed by defendants’ alleged actions; a declaration that the proposed transaction is in breach of defendants’ fiduciary duties, and, therefore, unlawful and unenforceable; an order enjoining defendants and others from consummating the proposed transaction; an order enjoining the defendants from holding a shareholder vote on the proposed transaction until curative disclosures are made; an order directing the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of the Company’s stockholders; rescission of the proposed transaction to the extent already implemented; imposition of a constructive trust, in favor of plaintiff, upon any benefits improperly received by defendants; recovery of costs of suit, including attorneys’ fees; and other relief.
On July 15, 2008, the Court issued an Order on Consolidation of Related Actions and Appointment of Lead Counsel, where the Court, among other things, consolidated the above actions, as well as other current or future actions arising out of the same set of facts that are filed in or transferred to the Court, into a single action, titled In re Apria Healthcare Group Inc. Shareholder Litigation, Lead Case No. 30-2008-00078710. Coughlin, Stoia, Geller, Rudman & Robbins LLP was appointed as lead counsel for plaintiffs in the consolidated action. The Court further ordered plaintiffs to file a consolidated complaint within 30 days of the July 24, 2008 filing with the SEC of the Company’s preliminary proxy statement on Schedule 14A. The parties have stipulated to extend this deadline to September 22, 2008, and plaintiffs have not filed a consolidated complaint as of the date of the filing of this Form 10-Q. Pursuant to the July 15, 2008 order, the consolidated complaint will supersede all complaints filed in any consolidated action, and defendants shall respond to the consolidated complaint pursuant to a briefing schedule to be agreed upon by the parties and approved by the Court. Also pursuant to the order, defendants are not required to, and have not, responded to the foregoing complaints.
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
Supplier Concentration: Currently, approximately 75.2% of purchases for patient service equipment and supplies are from four vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.
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
NOTE 13 — SUBSEQUENT EVENTS
On September 2, 2008, the Company repurchased $249.8 million in aggregate principal of the senior notes, representing approximately 99.91% of the outstanding principal amount. $0.2 million in aggregate principal amount of the senior notes remains outstanding. This repurchase also triggered a tax liability of $30.0 million. The repurchase of $249.8 million was funded by a draw down on our liquidity credit facility, entered into on June 18, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words “we,” “our,” “us” and “the Company” refer to Apria Healthcare Group Inc. and its consolidated subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.
All information set forth in this Item 2 – Management’s Discussion and Analysis with respect to 2007 includes the effects thereon of the restatement, of our condensed consolidated statements of income for the three and six months ended June 30, 2007, if any. See Note 3 – Restatement of Consolidated Financial Statements contained in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 for a more detailed discussion of the restatement.
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
Recent Developments. On June 18, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sky Acquisition LLC, a Delaware limited liability company (“Buyer”) and Sky Merger Sub Corporation, a Delaware corporation and wholly-owned subsidiary of Buyer (“Merger Sub”). Buyer is controlled by a private investment fund affiliated with The Blackstone Group (“Blackstone”), which is providing a portion of the funding for the transaction.
The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Buyer. As of the effective time of the Merger, each issued and outstanding share of our common stock will be cancelled and converted into the right to receive $21.00 in cash, without interest and less applicable withholding taxes (the “Merger Consideration”). Buyer and Merger Sub have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Buyer to pay the aggregate Merger Consideration and all related fees and expenses. Debt financing commitments of $1.15 billion have been provided by a syndicate comprised of Bank of America, Wachovia Bank, and Barclays Capital. Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger Agreement by our stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), accuracy of the representations and warranties of the Company and other customary closing conditions. On July 8, 2008, we received notice that the federal antitrust authorities have granted early termination of the waiting period under the HSR Act. The parties expect to close the transaction later in 2008.
We have made various representations and warranties and agreed to certain covenants in the Merger Agreement, including covenants relating to the Company’s conduct of its business between the date of the Merger Agreement and the closing of the Merger, governmental filings and approvals, public disclosures and other matters.
The Merger Agreement contains certain termination rights for both us and the Buyer. The Merger Agreement provides that, upon termination under specified circumstances, we would be required to pay Buyer a termination fee. The Merger Agreement further provides that, upon termination under other specified circumstances, Buyer would be required to pay us a reverse termination fee. The reverse termination fee potentially payable by Buyer is guaranteed by an investment fund affiliated with Blackstone, in a separate limited guarantee.

On June 18, 2008, the Company entered into a $280 million credit facility pursuant to the Credit Agreement. On September 2, 2008 proceeds of the new credit facility were used to fund repurchases of the Company’s 3 3/8% Convertible Senior Notes due 2033 and will be used to pay certain tax liabilities related thereto. The loans under the credit facility bear interest at a rate of eleven per cent (11%) per year with a maturity date of March 1, 2009. In addition, the Company paid usual and customary bank fees in connection with entering into the Credit Agreement. The Credit Agreement includes restrictions on the Company regarding additional indebtedness, business operations, liens, transfers and sales of assets, and transactions with affiliates. The Credit Agreement also contains customary events of default which would permit the lenders to accelerate payments under the Credit Agreement if not cured within applicable grace periods, including the failure to make timely payments under the Credit Agreement and the failure to follow certain covenants. As of June 30, 2008, the Company was in compliance with all covenants, but, due to the non-timely filing of the Company’s quarterly report on Form 10-Q for the period ended June 30, 2008, the Company would have been in default of the reporting covenants under the Credit Agreement on August 15, 2008. However, the Company’s lenders executed a waiver on August 14, 2008, which extended the filing requirement from 45 to 90 days. Upon the filing of this quarterly report on Form 10-Q for the period ended June 30, 2008, the Company will have remedied the non-compliance with reporting requirements under its Credit Agreement.
On September 2, 2008, the Company repurchased $249.8 million in aggregate principal of its senior notes representing approximately 99.91% of the outstanding principal amount. $0.2 million in aggregate principal amount of the senior notes remains outstanding.
On August 26, 2008, Apria received a notice of default from the trustee under the indenture governing the senior notes regarding Apria’s failure to deliver its Quarterly Report on Form 10-Q for the period ended June 30, 2008 within the specified time period. Pursuant to the indenture, failure by Apria to comply with such reporting requirements will become an event of default if not remedied within 60 days after the date on which written notice of such failure, requiring Apria to remedy the same, is given to Apria by the trustee, and the senior notes, together with accrued and unpaid interest thereon, shall become due and payable immediately upon notice to the Company from the Trustee or the holders of not less than 25% in aggregate principal amount of the senior notes then outstanding. Upon the filing of this quarterly report on Form 10-Q for the period ended June 30, 2008, the Company will have remedied the default under its senior notes.
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
Critical Accounting Policies. We consider the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to our consolidated financial statements. These policies require the most complex and subjective judgments of management. Additionally, the accounting policies related to goodwill, long-lived assets, share-based compensation and income taxes require significant judgment. These policies are presented in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K/A for the year ended December 31, 2007.
Government Regulation
We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Corporate contract services and legal department personnel review and approve written contracts, such as billing contracts and discount agreements, subject to these laws. We also maintain various educational and audit programs designed to keep our managers updated and informed regarding developments on these topics and to reinforce to employees our policy of strict compliance in this area. Notwithstanding these measures, violations of these laws and regulations may still occur.
Medicare and Medicaid Reimbursement Revenues. In 2007, approximately 35% of our revenues were reimbursed by the Medicare and state Medicaid programs. For the six months ended June 30, 2008 and 2007, Medicare and Medicaid revenues represented 32% and 35% of our total net revenue, respectively. For the full year of 2008, we estimate that the percentage of our revenues reimbursed under arrangements with Medicare and Medicaid will be approximately 31%. No other third-party payor represented more than 9% of our total net revenues for 2007 and for the quarter ended June 30, 2008. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 8% and 11% of net revenues for the quarters ended June 30, 2008 and 2007, respectively.

Medicare Reimbursement. There are a number of historic and ongoing legislative and regulatory activities in Congress and at the Centers for Medicare and Medicaid Services (“CMS”) that affect or may affect Medicare reimbursement policies for products and services we provide. Specifically, a number of important legislative changes that affect our business were included in the Medicare Prescription Drug, Improvement, and Modernization Act (“MMA”), which was signed into law in December 2003, the Deficit Reduction Act of 2005 (“DRA”), which was signed into law in February 2006, and most recently, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), which became law on July 15, 2008. These Acts and their implementing regulations and guidelines contain numerous provisions that were significant to us and continue to have an impact on our operations today, as described below:
DMEPOS Competitive Bidding. The MMA required implementation of a competitive bidding program for certain durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”) items. By statute, CMS was required to implement the DMEPOS competitive bidding program over time, with the first phase (“Round 1”) of competition occurring in portions of 10 of the largest metropolitan statistical areas (called competitive bidding areas or “CBAs”) in 2007, launch of the program in 2008 and in 70 additional markets in 2009, and in additional markets after 2009.
In 2007 and 2008, CMS accepted and reviewed bids to begin Round 1 on July 1, 2008. CMS offered us contracts in several CBAs in Round 1; we accepted the contracts for certain product categories and declined others due to unacceptably low payment amounts in certain markets, which would not adequately cover the cost of providing quality service to our patients in those areas. Winning contract suppliers were to begin providing services under Round 1 on July 1, 2008.
The bidding process for Round 1 was controversial and complex, which resulted in deadline extensions. Moreover, CMS was subject to numerous lawsuits seeking a delay of Round 1. Then on July 15, 2008, MIPPA was enacted which, among other provisions, delays the DMEPOS competitive bidding program by requiring that Round 1 competition commence in 2009, and requires a number of program reforms prior to CMS’ relaunching the program. As a result, contracts that were awarded under Round 1 have been terminated and the contracting process will need to be restarted through a re-bidding process in 2009. In addition, CMS has publicly announced that currently Medicare beneficiaries in the fee-for-service Medicare program may use any provider in any geographic area, including the CBAs, to obtain home medical equipment and oxygen therapy services and products. CMS also expects to notify Medicare beneficiaries in all former CBAs of this right and the delay of the program by direct mail by August 2008.
Under MIPPA, the initial CBAs and product categories subject to rebidding will be very similar to those of Round 1. One difference, however, is that one of the 10 CBAs originally designated, Puerto Rico, will be excluded from the competitive bidding program. We do not service Puerto Rico. MIPPA also excludes Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories as a competitive bidding product category in Round 1 and permanently excludes Complex Rehabilitative Power Wheelchairs and Related Accessories as a potential competitive bidding product category.
The revenue associated with the items subject to competitive bidding in what was to be the initial year of the program represents less than 2% of our 2007 total net revenues. CMS estimated the Round 1 Single Payment Amounts represented an average payment cut of approximately 26% from the existing fee schedule for the impacted product categories. However, since the adoption of MIPPA and the required delay in re-bidding, the actual impact of competitive bidding on our total net revenues will likely be different given the fact that a re-bidding process could result in pricing discounts different than what CMS published for Round 1. Under the Single Payment Amounts for Round 1, if the program had continued, competitive bidding payment reductions in 2008 would have resulted in a decline of approximately 0.4% in our 2008 total net revenues from the level we would have expected if competitive bidding had not been in effect.
Notwithstanding the changes MIPPA requires, competitive bidding imposes a significant risk to DMEPOS suppliers. Under the rules governing Round 1, if a DMEPOS supplier operating in a CBA is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DMEPOS items supplied in that CBA for the time period covered by the competitive bidding program unless the supplier meets certain exceptions or acquires a winning bidder. Because the applicable statutes mandate financial savings from the competitive bidding program, a winning contract supplier will receive lower Medicare payment rates under competitive bidding than the otherwise applicable DMEPOS fee schedule rates. As competitive bidding is phased in across the country under the revised MIPPA implementation schedule, we will likely experience a reduction in reimbursement, as will most if not all other DMEPOS suppliers in the impacted areas. In addition, there is a risk that the new competitive bidding prices will become a benchmark for reimbursement from private payors. MIPPA does not prevent CMS from adjusting prices for DMEPOS items in non-bid areas; however, before using its authority to adjust prices in non-bid areas, MIPPA requires that CMS issue a regulation that specifies the methodology to be used and consider how prices through competitive bidding compare to costs for those items and services in the non-bid areas. At this time, it is unclear what specific changes CMS will make to the bidding process and the competitive bidding program as a whole to address the concerns that led to the passage of MIPPA, and we cannot quantify what negative impact, if any, the revised program will have upon our revenue or operations once the program is reinitiated.

Nevertheless, we believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share under Medicare competitive bidding. However, there is no guarantee that we will be selected as a winning contract supplier and be awarded a competitive bidding contract by CMS in any phase of the revised implementation schedule for competitive bidding. Under the current competitive bidding regulations, if we are not selected as a winning contract supplier for a particular CBA, we will generally not be allowed to supply Medicare beneficiaries in the CBA with products subject to competitive bidding, unless we elect to continue to service existing patients under the “grandfathering provision” of the final rule or we acquire a winning supplier. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position in a particular CBA even if we are not selected as a contract supplier for a particular CBA.
Medicare Fee Schedule for DMEPOS and CPI Adjustments. In addition to the adoption of the DMEPOS competitive bidding program, the MMA implemented a five-year freeze on annual consumer price index (“CPI”) payment increases for most durable medical equipment (“DME”) from 2004 to 2008. In MIPPA, in order to offset the cost of, or “pay for” the delay in the implementation of the DMEPOS competitive bidding program, Congress approved a nationwide 9.5% payment reduction in the DMEPOS fee schedule for those product categories included in Round 1, effective January 1, 2009. These product categories, could be subjected to a legislated CPI update in 2014, except if the item is still subject to competitive bidding or CMS has otherwise adjusted the payment rate.
The MIPPA legislation has also implemented nationwide CPI increases beginning in 2009 for those DMEPOS items that were not subject to competitive bidding in July 2008. Those DMEPOS items that were not subject to Round 1 competitive bidding will receive a full CPI update each year from 2009 to 2013. In 2014, these items will receive the CPI update plus 2%.
Capped Rentals and Oxygen Equipment. Under the DRA, beginning with Medicare beneficiaries who received DMEPOS products and services as of January 2006, ownership of certain DME categorized by CMS in the “capped rental” category (e.g., hospital beds, wheelchairs, nebulizers, patient lifts and continuous positive airway pressure devices) automatically transfers to the Medicare beneficiary at the end of a maximum rental period. As of January 1, 2006, the maximum rental period became 13 months. Therefore, the first month in which the new policy had an impact on our revenue was February 2007. In addition, the service and maintenance fee, which had been paid to suppliers twice yearly after the rental period ended in order to cover various non-equipment service costs for patients who require use of the equipment, was eliminated for those patients who commenced service on or after January 1, 2006. However, the DRA provides for additional payments for maintenance and service of the item for repair parts and labor not covered by a supplier’s or manufacturer’s warranty. Implementing regulations also imposed other repair and replacement obligations on suppliers with respect to equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years.
With respect to oxygen equipment, the DRA converted Medicare reimbursement for oxygen equipment from an ongoing rental method to a capped rental and rent-to-purchase methodology and limited reimbursement for rental of oxygen equipment to the current 36-month maximum. The DRA also mandated that, after the 36-month rental period, the ownership of the equipment would transfer to the Medicare beneficiary, who would assume primary responsibility for identifying when repairs or preventive maintenance are needed. The existing implementing regulations to this DRA provision also limit supplier replacement of oxygen equipment during the rental period, and require suppliers to replace beneficiary-owned equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years. However, MIPPA repealed the mandatory title transfer for oxygen equipment. As a result, the equipment will continue to be owned by the home oxygen provider for as long as the patient’s medical need exists, after which time it will be returned to the home oxygen provider. It is not yet known when CMS will issue new or updated implementing regulations concerning MIPPA’s repeal of mandatory title transfer for oxygen equipment.
The 36-month rental period was retroactively applied to January 1, 2006 for all beneficiaries requiring oxygen as of December 31, 2005. Accordingly, January 2009 is the first month in which the rental cap will impact us. Additional DRA regulations, which remain intact despite the repeal of mandatory title transfer, established new payment classes for oxygen equipment, including transfilling and portable equipment, new monthly rental reimbursement rates, and new reimbursement rates for the delivery of oxygen contents for patient-owned equipment after title to the equipment transfers. CMS has not published any changes to these rates or policies as a result of MIPPA’s passage but has stated that CMS will update its regulations relating to the DRA in the future. In its original regulations published in 2007, CMS stated that CMS would annually review the utilization patterns and fee schedule rates for oxygen and consider whether an adjustment to the payment rates is needed in order to satisfy the statutory mandate of budget neutrality.

Regarding repairs and maintenance of Medicare beneficiary-owned oxygen equipment, the existing implementing DRA regulations permit payment to suppliers for general maintenance and servicing of certain patient-owned oxygen equipment every six months, beginning after the first six months the patient owns the equipment. The existing final rule governing repairs and maintenance of oxygen equipment limits payment for general maintenance and servicing visits to 30 minutes of labor based on rates the Medicare contractors establish. In its last final rule on this subject, CMS declined to offer general maintenance and servicing payments for beneficiary-owned liquid and gas equipment with the exception of a single payment for pick-up and storage or disposal of such equipment that a beneficiary no longer needs. Due to the recent passage of MIPPA and the lack of implementing regulations from CMS arising from MIPPA, we cannot speculate on any changes CMS may make to its repair, maintenance and service or other fee schedules related to those oxygen patients who reach the cap but do not own their equipment. We may or may not continue to provide repair and maintenance service on oxygen equipment that has met the cap and are continuing to evaluate the impact of the changes likely to occur due to both the DRA and MIPPA.
In January 2006, CMS published a final regulation that shifted payment for certain respiratory assist devices from the “frequent and substantial” payment category to the “capped rental” category. Under “frequent and substantial” payment, Medicare payment continues for the duration of time the beneficiary requires the device, while “capped rental” payment continues for 13 months. The change in the payment category became effective April 1, 2006. The first claims received for each Medicare beneficiary with a date of service on or after April 1, 2006, including beneficiaries with existing rental equipment, are counted as the first rental month in the capped rental period. Thus, the first month in which the new categorization impacted our revenue was May 2007. Our estimate for this change in payment categories was a reduction in 2007 revenues of approximately $2.5 million.
In recent years, there were several legislative and executive branch efforts to further reduce the maximum rental period for oxygen therapy, equipment and related services. The President’s 2007, 2008 and 2009 healthcare budget proposals sought to reduce the maximum rental period for oxygen equipment from the now-mandated 36 months to 13 months, which was recommended by the HHS Office of Inspector General (“OIG”) in a limited study of the oxygen benefit published in 2006 entitled “Medicare Home Oxygen: Equipment Cost and Servicing.” There are other initiatives to implement a reduction to either the cap period or the monthly payment rate, but it is uncertain whether any of these initiatives will ultimately be reintroduced and approved by Congress or the Administration in future years.
Reimbursement for Inhalation and Infusion Therapy Drugs. As a result of MMA, beginning January 2005, Medicare Part B reimbursement for most drugs, including inhalation drugs, became based upon the manufacturer-reported average sales price (“ASP”) (subject to adjustment each quarter), plus 6%, plus a separate dispensing fee per patient episode. CMS publishes the ASP plus 6% payment levels in the month that precedes the first day of each quarter, and we have no way of knowing if the quarterly ASPs will increase or decrease since manufacturers report applicable ASP information directly to CMS. Since 2006, dispensing fees have remained at $57.00 for a 30-day supply for a new patient, $33.00 for each 30-day supply thereafter, and $66.00 for each 90-day supply.
The Medicare reimbursement methodology for non-compounded, infused drugs administered through DME, such as infusion pumps, was not affected by this MMA change. It remains based upon either 95% of the October 1, 2003 Average Wholesale Price (“AWP”) or, for those drugs whose AWPs were not published in the applicable 2003 compendia, at 95% of the first published AWP.
The 2007 Healthcare Common Procedure Coding System (“HCPCS”) list for Medicare Part B medications included new codes for certain compounded medications. The coding and reimbursement changes did not have a material impact on us due to the extremely low volume of patient-specific, physician-prescribed compounding that was performed by our inhalation pharmacies.
Although CMS had considered issuing a National Coverage Decision for certain inhalation drug therapies, in the third quarter of 2007, CMS issued a National Coverage Decision that stated that no national coverage policy was appropriate at that time. Rather, CMS stated that it would continue to defer decisions about the medical necessity of individual respiratory drugs to the local contractors. Thereafter, in April of 2008, the DME Medicare Administrative Contractors finalized a proposed local coverage determination policy for several respiratory drugs, including Xopenex®1 and DuoNeb®2. Each of these two drugs was subjected to a separate “least costly alternative (“LCA”) policy” which would have changed the reimbursement methodology in a way that would effectively have eliminated Medicare beneficiary access to these drugs which are frequently used to treat Chronic Obstructive Pulmonary Disease (COPD). After complaints were filed by Medicare beneficiaries in the Federal District Court of the District of Columbia, CMS announced that it planned to withdraw the LCA for Xopenex and take no LCA action on that product until at least January 1, 2009. After separate litigation was filed, the LCA for DuoNeb was postponed until November 1, 2008. Both cases are still being litigated. At this time, we cannot predict how these court actions will be resolved. Additionally, if or when CMS reconsiders these issues, we do not know how any of these decisions might impact our operations, but future decisions with respect to the coverage of inhalation drugs may have a material adverse impact on us.

[1]	Xopenex is a registered trademark of Sepracor, Inc.

[2]	DuoNeb is a registered trademark of Dey Labs, LLC.

In 2007, there also were changes to the reimbursement methodology for certain inhalation drugs. Beginning in the third quarter of 2007, CMS began reimbursing providers of Xopenex and albuterol a blended ASP for these two inhalation drugs. On December 29, 2007, the President signed into law the Medicare, Medicaid, and State Children’s Health Insurance Program Extension Act of 2007, which partially reversed the CMS regulatory decision regarding Xopenex and albuterol. Beginning on April 1, 2008, Medicare began to reimburse providers for Xopenex by blending the average sales prices of Xopenex and albuterol, but it no longer reimbursed providers for albuterol at the blended price. Rather, albuterol is reimbursed using an albuterol-only ASP.
We estimate that these changes to inhalation drug reimbursement will result in a total incremental $5 million decline in revenue for 2008. However, we have undertaken strategies intended to partially mitigate this negative impact.
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
Due to ongoing Part D coverage and payment issues associated with home infusion therapy, the industry is continuing to work with CMS and Congress to rectify the Medicare coverage and payment limitations that limit patient and referral source access to quality home infusion therapy services. Bills were introduced in Congress in both the 109th and 110th Congress to consolidate home infusion therapy coverage under Part B. This legislation would provide for Medicare infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector. Industry representatives continue to present the cost-saving advantages of home infusion therapy to Members of Congress and the Administration. At this time, we cannot assess whether similar legislation may be introduced in the future or whether it will become law.
Enrollment and Accreditation of DME Suppliers. While we support the elimination of fraudulent suppliers and are working with CMS to support these initiatives, we also note that a number of initiatives and developments with respect to the enrollment and accreditation of providers could impact our operations in the future. For example, accreditation is mandatory for suppliers who wish to participate in the Medicare competitive bidding program. Accreditation also is becoming mandatory as a condition of enrollment and continuing participation as a Medicare DME supplier, not just for those DME suppliers participating in the Medicare competitive bidding program. We and all of our branches currently are accredited. If we or any of our branches lose accreditation, or if any of our new branches are unable to become accredited, that could have a material adverse effect on our results of operations, cash flow and capital resources.
Another example is that in July 2007, CMS issued a proposed rule requiring all DMEPOS suppliers to provide CMS with a surety bond of at least $65,000 for each National Provider Identifier the supplier holds. The rule would ensure that Medicare can recover any erroneous payment amounts or civil money penalties up to $65,000 that result from fraudulent or abusive supplier billing practices. There is a similar legislative proposal, introduced on February 7, 2008 in the Senate, entitled the “Medicare Fraud Prevention Act of 2008,” which would increase financial penalties and prison sentences for certain civil and criminal violations of the Social Security Act, including making false statements and violating the federal anti-kickback statute. The proposed Act would also increase the amount of the surety bond requirement for DME suppliers to $500,000. We cannot predict whether this legislation, or some revised form of it, will or will not become law.
In January 2008, CMS proposed regulations expanding and strengthening enrollment requirements which DME suppliers must meet to establish and maintain Medicare billing privileges. These revisions would impose additional requirements in the areas of provider insurance, marketing practices, document retention, facility location, and hours of operation. We submitted comments to the proposal prior to the March 25, 2008 deadline. We believe there will not be any material impact on us if the proposal is finalized in its current form. It is uncertain whether any or all of these proposed regulations will be finalized, however, and we cannot predict or estimate the impact of the final changes, if any.
In June 2008, the Seniors and Taxpayers Obligation Protection Act (“STOP Act”) was introduced in the U.S. Senate. The bill, if implemented, would require the Secretary of HHS to implement procedures to change the current system of using Social Security numbers as the Medicare Beneficiary Identifier (“MBI”) in an effort to reduce fraud and identity theft among seniors. This measure also establishes prepaid fraud detection methods, which include pre-enrollment site visits for high risk areas and prepayment claim edits to detect submissions that are most likely fraudulent. This bill also contains a surety bond requirement for DME suppliers. We cannot predict whether this STOP Act bill, or an amended version, will or will not become law or otherwise negatively impact our operations.

Inherent Reasonableness. The Balanced Budget Act of 1997 granted authority to HHS to increase or reduce Medicare Part B reimbursement for home medical equipment, including oxygen, by up to 15% each year under an “inherent reasonableness” authority. Pursuant to that authority, CMS published a final rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. Neither HHS nor CMS has issued any subsequent communication or information for several years and, therefore, we cannot predict whether or when HHS would exercise its authority in this area or predict any negative impact of any such change.
Use of Recovery Audit Contractors. The MMA directed HHS to conduct a 3-year demonstration program using Recovery Audit Contractors (“RACs”) to detect and correct improper payments in the Medicare fee-for-service program. The demonstration program began in March 2005 and ended in March 2008 in California, Florida, and New York. The Report was issued in 2008 and CMS plans to phase in the new RACs gradually beginning in the summer of 2008 through December 2009. The Tax Relief and Health Care Act of 2006 requires HHS to establish the RAC initiative as a permanent, nationwide program by no later than January 1, 2010. We cannot at this time quantify any negative impact that the expansion of the RAC program may have on us.
Incentives for the Expansion of Medicare Part C (Medicare Advantage). The MMA included financial incentives for managed care plans to expand their provision of Medicare Advantage plans in 2006 in an effort to attract more Medicare beneficiaries to managed care models. We maintain contracts to provide home respiratory therapy, home infusion therapy services, home medical equipment and related services to a significant number of managed care companies who maintain Medicare Advantage plans nationwide. Although MIPPA reduces certain Medicare Part C incentives, Medicare Advantage plans may continue to be attractive alternatives to traditional Medicare fee-for-service for those Medicare beneficiaries who choose them and the Company intends to continue to contract with them.
Beneficiary Access to Power Mobility Devices. In late 2006, CMS revised the Local Coverage Determination (“LCD”) for power mobility devices resulting in reductions to the Medicare power mobility devices fee schedule of about 15%. The initial changes took effect November 15, 2006. The reduction in our revenues for 2007 resulting from these fee schedule changes was approximately $1 million. The industry also believes that Medicare beneficiary access to power mobility will be restricted by this LCD and therefore has requested revisions to the fee schedule.
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
Medicaid Reimbursement. State Medicaid programs implement reimbursement policies for the items and services we provide that may or may not be similar to those of the Medicare program. Budget pressures on these state programs often result in pricing and coverage changes that may have a detrimental impact on our operations. States sometimes have adopted alternative pricing methodologies for certain drugs, biologicals, and home medical equipment under their Medicaid programs that reduce the level of reimbursement received by us without a corresponding offset or increase to compensate for the service costs incurred. Historically, we frequently elected to stop accepting new Medicaid patient referrals for the affected drugs, biologicals, and home medical equipment. Should these types of changes occur in the future, we may or may not elect to make similar decisions. Other states have expanded coverage for certain products and services. We cannot predict whether other states will consider reductions as well and whether any such changes could have a material adverse effect on our results of operations, cash flow and capital resources.
HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of a number of components pertaining to the privacy and security of certain patient health information, as well as the standard formatting of certain electronic health transactions. Many states have similar, but not identical, restrictions. Existing and any new laws or regulations have a significant effect on the manner in which we handle healthcare related data and communicate with payors. We face potential administrative, civil, and criminal sanctions if we do not comply with the existing or new laws and regulations. Imposition of these sanctions could have a material adverse effect on our operations.

Enforcement of Healthcare Fraud and Abuse Laws. In recent years, the federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the healthcare fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area. From time to time, we may be the subject of investigations or a party to additional litigation which alleges violations of law. If any of those matters were successfully asserted against us, there could be a material adverse effect on our business, financial position, results of operations or prospects.
Anti-Kickback Statutes. As a provider of services under the Medicare and Medicaid programs, we must comply with a provision of the federal Social Security Act, commonly known as the “federal anti-kickback statute.” The federal anti-kickback statute prohibits the offer or receipt of any bribe, kickback or rebate in return for the referral or arranging for the referral of patients, products or services covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government, including Medicare, Medicaid and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services or CHAMPUS), among others. Some courts and the OIG interpret the statute to cover any arrangement where even one purpose of the remuneration is to influence referrals. Violations of the federal anti-kickback statute may result in civil and criminal penalties and exclusion from participation in federal healthcare programs.
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
Physician Self-Referral. Certain provisions of the Omnibus Budget Reconciliation Act of 1993 (“Stark”) prohibit healthcare providers such as us, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for designated health services if we have a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by us, including DME and home health services. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. The prohibition of Stark applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal anti-kickback statute, an intent to violate the law is not required. Like the federal anti-kickback statute, Stark contains a number of statutory and regulatory exceptions intended to protect certain types of transactions and business arrangements from penalty. In order to qualify an arrangement under a Stark exception, compliance with all of the exception’s requirements is necessary. Violations of Stark may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs.
In addition, a number of the states in which we operate have similar prohibitions against physician self-referrals, which may not necessarily be limited to Medicare or Medicaid services and may not include the same statutory and regulatory exceptions found in Stark.
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

The False Claims Corrections Act of 2007 introduced both in the House and the Senate and approved by the House Committee on the Judiciary on July 16, 2008, proposes significant revisions to the existing federal False Claims Act. Among other changes, the bill repeals the requirement that false claims be presented to a government employee and clarifies under what circumstances a government employee may act as a qui tam relator under the False Claims Act. The bill extends the statute of limitations period in federal False Claims Act cases to 10 years, but was recently revised by the House Judiciary Committee to provide for an eight-year statute of limitations. The False Claims Corrections Act would require, upon motion of the Attorney General’s Office, a court to dismiss an action or claim if the allegations relating to all essential elements of liability of the action or claim are based exclusively on the public disclosure of allegations or transactions in specified federal hearings or reports or from the news media. Only the Attorney General’s Office may move for this dismissal and thus, the defendant is precluded from making this argument. The bill extends protection from retaliatory action to government contractors and agents, rather than just covering government employees.
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
A number of states have enacted false claims acts that are similar to the federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the DRA amended the federal law to encourage these types of changes in law at the state level. In addition, there is a corresponding increase in state-initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act.
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
Certification of Compliance Agreement. Pursuant to the merger agreement to acquire Coram, we assumed Coram’s obligations. On August 22, 2007, Coram entered into a Certification of Compliance Agreement with the OIG (“Compliance Agreement”) which obligates Coram to maintain a compliance program to monitor, ensure compliance with federal healthcare program requirements and submit timely reports to the government regarding the same. Violation of the terms of the Compliance Agreement could result in the imposition of penalties and sanctions, including disqualification from Medicare and other reimbursement programs.
Facility and Clinician Licensure. Various federal and state authorities and clinical practice boards regulate the licensure of our facilities and clinical specialists working for us, either directly as employees or on a per diem or contractual basis. Regulations and requirements vary from state to state. Several states are currently contemplating the establishment or expansion of facility licensure related to the home healthcare industry. We are committed to complying with all applicable licensing requirements and maintain centralized functions to manage over 4,500 facility licenses that are required to operate our business.
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

Results of Operations
Three Months Ended June 30, 2008 and 2007
Net Revenues. Net revenues increased $139.3 million, or 35.5%, to $531.2 million in the three months ended June 30, 2008 from $391.9 million in the three months ended June 30, 2007. The 35.5% increase resulted from an increase in sales volume that primarily related to the growth in our home infusion therapy service line due to the Coram acquisition. The revenue growth rate for 2008 was impacted by incremental Medicare revenue reductions of $6.1 million due to reimbursement changes. Had those reductions not been implemented, revenues for 2008 would have increased by 37.1%. The Medicare reimbursement changes related to:
•
the reduction in the equipment rental period from 15 to 13 months for certain respiratory equipment such as Continuous Positive Airway Pressure Units, Nebulizer Units, Hospital Beds and Wheelchairs (regulation effective date of February 2007);

•	changing the maximum rental period on certain equipment such as bi-level airway pressure devices from an unlimited rental period to 13 months (regulation effective date of May 2007);

•	transfer of equipment ownership from us to the patient at the end of the 13-month rental period (regulation effective date of February 2007); and

•	respiratory drug reimbursement reductions effective April 1, 2008.
We expect to face continued pricing pressures from Medicare as well as from our managed care customers as these payors seek to lower costs by obtaining more favorable pricing from providers such as us. In addition to the pricing reductions, such changes could cause us to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue. However, given our high volume of managed care business, we are well-positioned among our competitors with respect to the Medicare Advantage plan expansion. See “Government Regulation” above.
The following table sets forth a summary of net revenues by service line:

	Three Months Ended June 30,
				Percentage
(in thousands)	2008	2007	Increase	Change
Home respiratory therapy	$273,135	$267,325	$5,810	2.2%
Home infusion therapy	205,509	72,297	133,212	184.3
Home medical equipment/other	52,604	52,307	297	0.6

Total net revenues	$531,248	$391,929	$139,319	35.5%

Home Respiratory Therapy. Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, obstructive sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the respiratory therapy service line increased by 2.2% in the three months ended June 30, 2008 compared to the same period in 2007. The majority of the Medicare pricing reductions discussed above impacted the respiratory therapy line. Such reductions were $5.8 million in the three months ended June 30, 2008. Adjusted for the Medicare reductions, respiratory revenues increased by 4.3% in the three months ended June 30, 2008 compared to the same period in 2007. The growth in revenue dollars in the three months ended June 30, 2008 resulted primarily from an increase in revenue from oxygen equipment rental revenue and an increase in the rental and sale of bi-level airway pressure devices and related supplies. These increases were offset by a decrease in respiratory drug revenue, primarily as a result of the changes in Medicare reimbursement in this area.
Home Infusion Therapy. The home infusion therapy service line involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Home infusion therapy revenues increased by 184.3% in the three months ended June 30, 2008. During this period, growth resulted from the Coram acquisition that we completed in December 2007.
Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues increased by 0.6% in the three months ended June 30, 2008. In 2008, $0.3 million of the Medicare reimbursement reductions impacted this service line. Excluding the impact of the Medicare reimbursement changes home medical equipment/other revenue would have increased by 1.2% for the three months ended June 30, 2008.

Gross Profit. The gross profit margin in the three months ended June 30, 2008 was 60.6% compared to 65.7% in the three months ended June 30, 2007. The decrease in gross profit margin is due to the acquisition of the Coram business, in December 2007, which has a lower profit margin than our home respiratory therapy and home medical equipment service lines due to the nature of the infusion business. This decrease was offset by improvement in the home respiratory therapy and home medical equipment gross profit margin. The improvement in the home respiratory therapy and home medical equipment services lines for the three months ended June 30, 2008 primarily resulted from our ability to secure favorable pricing on the purchases of products and supplies, offset by increased costs related to the write-off of the remaining net book value of rental equipment at the time of transfer of equipment ownership from us to our patients.
Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. Management may adjust for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, new markets or products. The provision for doubtful accounts, expressed as a percentage of net revenues, was 1.0% and 2.8% in the three months ended June 30, 2008 and 2007, respectively. The decrease in 2008 from the 2007 levels resulted primarily from an improvement in the home infusion therapy service line provision for doubtful accounts due to the Coram acquisition which has a lower percentage of doubtful accounts and a higher rate of collections of bad debts. Additionally, the home respiratory therapy and home medical equipment service lines improved due to our continued collection efforts and improvement in the aging of our accounts receivable.
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
Selling, distribution and administrative expenses, expressed as percentages of revenues were 51.2% for the three months ended June 30, 2008 compared to 53.4% for the three months ended June 30, 2007. The home infusion therapy services line selling, distribution and administrative expenses were 33.8% for the three months ended June 30, 2008 compared to 22.7% for the three months ended June 30, 2007. The home respiratory therapy services line and the home medical equipment service line selling, distribution and administrative were 62.1% for the three months ended June 30, 2008 compared to 60.3% at June 30, 2007.
Selling, distribution and administrative expenses increased by $62.5 million for the three months ended June 30, 2008 over the corresponding period in 2007. Labor and related expenses increased $41.2 million, of which $36.7 million was attributable to our home infusion therapy services line primarily related to our acquisition of Coram in December 2007. Other operating costs increased $21.3 million, of which $16.7 million was attributable to our home infusion therapy services line primarily related to our acquisition of Coram. The other increases in labor and other operating costs were primarily due to increases in delivery costs (primarily fuel and vehicle lease costs), commissions, stock based compensation expense, initial expenses related to cost savings program initiatives, costs incurred in support of enterprise wide information system project, and expenses incurred related to the potential sale of the Company which resulted in the Merger Agreement with Blackstone, offset by decreases due to changes in estimates in general and professional liability insurance expense.
Amortization of Intangible Assets. Amortization of intangible assets increased $0.3 million, or 48.6%, to $1.0 million in the three months ended June 30, 2008 from $0.7 million in the three months ended June 30, 2007. The increase in amortization expense for the three months ended June 30, 2008, when compared to the corresponding period in 2007, resulted from amortization in 2008 related to intangibles identified as part of our acquisition of Coram in December 2007 offset by a decrease in amortization on intangibles that have become fully amortized.
Interest Expense. Interest expense decreased $0.2 million, or 2.9%, to $5.5 million in the three months ended June 30, 2008 from $5.7 million in the three months ended June 30, 2007. This decrease is due to reductions in interest rates offset by the impact of the $359 million we borrowed to purchase Coram in December 2007.
Interest Income. Interest income decreased $0.3 million, or 49.9%, to $0.4 million in the three months ended June 30, 2008 from $0.7 million in the three months ended June 30, 2007.

Income Tax Expense. Our effective tax rate was 39.8% for the three months ended June 30, 2008 compared with 38.7% for the three months ended June 30, 2007.
Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining our effective tax rate. We are routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, we believe that the recorded tax liabilities appropriately reflect our potential obligations under FASB Interpretation No. 48, “Accounting for uncertainty in income taxes” (“FIN 48”).
Six Months Ended June 30, 2008 and 2007
Net Revenues. Net revenues increased $276.5 million, or 35.3%, to $1,059.2 million in the six months ended June 30, 2008 from $782.7 million in the six months ended June 30, 2007. The 35.3% increase resulted from an increase in sales volume that primarily related to the growth in our home infusion therapy service line due to the Coram acquisition. The revenue growth rate for 2008 was impacted by incremental Medicare revenue reductions of $9.1 million due to reimbursement changes. Had those reductions not gone into place, revenues for 2008 would have increased by 36.5%. The Medicare reimbursement changes related to:
•
the reduction in the equipment rental period from 15 to 13 months for certain respiratory equipment such as Continuous Positive Airway Pressure Units, Nebulizer Units, Hospital Beds and Wheelchairs (regulation effective date of February 2007);

•	changing the maximum rental period on certain equipment such as bi-level airway pressure devices from an unlimited rental period to 13 months (regulation effective date of May 2007);

•	transfer of equipment ownership from us to the patient at the end of the 13-month rental period (regulation effective date of February 2007); and

•	respiratory drug reimbursement reductions effective April 1, 2008.
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
The following table sets forth a summary of net revenues by service line:

	Six Months Ended June 30,
				Percentage
(in thousands)	2008	2007	Increase	Change
Home respiratory therapy	$549,583	$537,086	$12,497	2.3%
Home infusion therapy	406,027	141,265	264,762	187.4
Home medical equipment/other	103,616	104,357	(741)	(0.7)

Total net revenues	$1,059,226	$782,708	$276,518	35.3%

Home Respiratory Therapy. Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, obstructive sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the respiratory therapy service line increased by 2.3% in the six months ended June 30, 2008. The majority of the Medicare pricing reductions discussed above impacted the respiratory therapy line. Such reductions were $8.2 million in the six months ended June 30, 2008. Adjusted for the Medicare reductions, respiratory revenues increased by 3.8% in the six months ended June 30, 2008. The growth in revenue dollars in the six months ended June 30, 2008 resulted primarily from an increase in revenue from oxygen equipment rental revenue and an increase in rental and sale of bi-level airway pressure devices and related supplies. These increases were offset by a decrease in respiratory drug revenue, primarily as a result of the changes in Medicare reimbursement in this area.
Home Infusion Therapy. The home infusion therapy service line involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Home infusion therapy revenues increased by 187.4% in the six months ended June 30, 2008. During this period, growth resulted from the Coram acquisition that we completed in December 2007.

Home Medical Equipment/Other. Home medical equipment/other revenues are derived from the provision of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment/other revenues decreased by 0.7% in the six months ended June 30, 2008. In 2008, $0.9 million of the Medicare reimbursement reductions impacted this service line. Excluding the impact of the Medicare reimbursement changes home medical equipment/other revenue would have increased by 0.2% for the six months ended June 30, 2008.
Gross Profit. The gross profit margin in the six months ended June 30, 2008 was 60.8% compared to 65.6% in the six months ended June 30, 2007. The decrease in gross profit margin is due to the acquisition of the Coram business, in December 2007, which has a lower profit margin than our home respiratory therapy and home medical equipment service lines due to the nature of the infusion business. This decrease was offset by improvement in the home respiratory therapy and home medical equipment gross profit margin. The improvement in the home respiratory therapy and home medical equipment services lines for the six months ended June 30, 2008 primarily resulted from our ability to secure favorable pricing on the purchases of products and supplies, offset by increased costs related to the write-off of the remaining net book value of rental equipment at the time of transfer of equipment ownership from us to our patients.
Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable estimated to be uncollectible are provided for by applying specific percentages to each receivables aging category, which is determined by the number of days the receivable is outstanding. The provision for doubtful accounts, expressed as a percentage of net revenues, was 1.5% and 2.7% in the six months ended June 30, 2008 and 2007, respectively. The decrease in 2008 from the 2007 levels resulted primarily from improvement in the home infusion therapy service line provision for doubtful accounts due to the Coram acquisition which has a lower percentage of doubtful accounts and significant collections of bad debts. Additionally, the home respiratory therapy and home medical equipment service lines improved due to our continued collection efforts and improvement in the aging of our accounts receivable.
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
Selling, distribution and administrative expenses, expressed as percentages of revenues were 51.0% for the six months ended June 30, 2008 compared to 53.1% for the six months ended June 30, 2007. The home infusion therapy services line selling, distribution and administrative expenses were 34.3% at June 30, 2008 compared to 22.8% at June 30, 2007. The home respiratory therapy services line and the home medical equipment service line selling, distribution and administrative were 61.4% at June 30, 2008 compared to 59.8% at June 30, 2007.
Selling, distribution and administrative expenses increased by $124.7 million for the six months ended June 30, 2008 over the corresponding period in 2007. Labor and related expenses increased $81.2 million, of which $73.9 million was in our home infusion therapy services line primarily related to our acquisition of Coram in December 2007. Other operating costs increased $43.5 million, of which $33.8 million was in our home infusion therapy services line primarily related to our acquisition of Coram. The remaining increases in labor and other operating costs were primarily due to increases in delivery costs (primarily fuel and vehicle lease costs), commissions, stock based compensation expense, initial expenses related to cost savings program initiatives and costs incurred in support of enterprise wide information system project and expenses incurred related to the potential sale of the Company which resulted in the Merger Agreement with Blackstone, offset by decreases due to changes in estimates in general and professional liability insurance expense.
Amortization of Intangible Assets. Amortization of intangible assets increased $0.4 million, or 24.7%, to $2.1 million in the six months ended June 30, 2008 from $1.7 million in the six months ended June 30, 2007. The increase in amortization expense for the six months ended June 30, 2008, when compared to the corresponding period in 2007, resulted from amortization in 2008 related to intangibles identified as part of our acquisition of Coram in December 2007 offset by a decrease in amortization on intangibles that have become fully amortized.

Interest Expense. Interest expense increased $1.8 million, or 15.2%, to $13.8 million in the six months ended June 30, 2008 from $12.0 million in the six months ended June 30, 2007. This increase is due to the impact of the $359 million we borrowed to purchase Coram in December 2007, partially offset by reductions in debt outstanding based upon repayments and lower interest rates.
Interest Income. Interest income decreased $0.3 million, or 28.5%, to $0.9 million in the six months ended June 30, 2008 from $1.2 million in the six months ended June 30, 2007.
Income Tax Expense. Our effective tax rate was 39.8% for the six months ended June 30, 2008 compared with 37.9% for the six months ended June 30, 2007.
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
On September 1, 2008 holders of our 3 3/8% convertible senior notes may require us to redeem some or all of the notes. The principal amount of the convertible senior notes is currently $250 million. In addition, if we are required to redeem all of the principal amount it would trigger tax payments of approximately $30 million. On June 18, 2008, we entered into a $280 million credit facility pursuant to the Credit Agreement. On September 2, 2008 proceeds of the new credit facility were used to fund repurchases of our 3 3/8% Convertible Senior Notes due 2033 and will be used to pay the tax liabilities related thereto. The loans under the credit facility bear interest at a rate of eleven per cent (11%) per year with a maturity date of March 1, 2009. In addition, we paid usual and customary bank fees in connection with entering into the Credit Agreement. The Credit Agreement includes restrictions on additional indebtedness, business operations, liens, transfers and sales of assets, and transactions with affiliates. The Credit Agreement also contains customary events of default which would permit the lenders to accelerate payments under the Credit Agreement if not cured within applicable grace periods, including the failure to make timely payments under the Credit Agreement and the failure to follow certain covenants. As of June 30, 2008, the Company was in compliance with all covenants, but, due to the non-timely filing of the Company’s quarterly report on Form 10-Q for the period ended June 30, 2008, the Company would have been in default of the reporting covenants under the Credit Agreement on August 15, 2008. However, the Company’s lenders executed a waiver on August 14, 2008, which extended the filing requirement from 45 days to 90 days following the end of the quarter. Upon the filing of this quarterly report on Form 10-Q for the period ended June 30, 2008, the Company will have remedied the non-compliance with reporting requirements under its Credit Agreement. On September 2, 2008, we repurchased $249.8 million in aggregate principal of the senior notes, representing approximately 99.91% of the outstanding principal amount. $0.2 million of principal of the senior notes remains outstanding.
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
In the six months ended June 30, 2008 and 2007, our free cash flow was $61.1 million and $75.8 million, respectively. Free cash flow is defined as cash provided by operating activities less purchases of patient services equipment and property, equipment and improvements, exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with generally accepted accounting principles. Further, free cash flow may not be comparable to similarly titled measures used by other companies. A table reconciling free cash flow to net cash provided by operating activities is presented below.

	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007
Reconciliation — Free Cash Flow:
Net cash provided by operating activities	$157,428	$131,610
Less: Purchases of patient service equipment and property, equipment and improvements	(96,301)	(55,811)

Free cash flow	$61,127	$75,799

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

	Six Months Ended June 30,
(in thousands)	2008	2007
Net cash provided by operating activities	$157,428	$131,610
Net cash used in investing activities	(99,284)	(55,759)
Net cash used in financing activities	(63,534)	(62,025)

Net (decrease) increase in cash and equivalents	(5,390)	13,826
Cash and equivalents at beginning of period	28,451	14,657

Cash and equivalents at end of period	$23,061	$28,483

Six Months Ended June 30, 2008 and 2007
Net cash provided by operations in the first half of 2008 was $157.4 million compared to $131.6 million in the first half of 2007, an increase of $25.8 million. The increase in net cash provided by operations resulted from a $44.8 million increase in income before non-cash items to $179.8 million in 2008 from $135.0 million in 2007, offset by a $19.0 million increase in the cash used related to the change in operating assets and liabilities to a $22.4 million use of cash in 2008 from a $3.4 million use of cash in 2007.
The $19.4 million increase in cash used by the change in operating assets and liabilities consisted primarily of the following:
•
$4.5 million increase in cash used by the change in accrued payroll and related taxes and benefits, to a $5.3 million use of cash in the six months ended June 30, 2008 from a $0.8 million use of cash in the six months ended June 30, 2007. The increase was primarily due to an additional accrual day in 2008, an increase in accrued vacation and the Coram acquisition;

•
$8.9 million increase in cash used by accrued expenses to a $10.1 million use of cash in the six months ended June 30, 2008 from a $1.2 million use of cash in the six months ended June 30, 2007. The increase was primarily due to $4.5 million in accrued incentive compensation and $5.0 million related to expenses from our Coram acquisition and a pay-down of an installment purchase; and

•
$17.3 million increase in cash used by income taxes payable to a $9.3 million use of cash in the six months ended June 30, 2008 from a $8.0 million provision of cash in the six months ended June 30, 2007. The increase in cash used primarily relates to 2008 reductions in unrecognized tax benefits under FIN 48 and a lower amount of 2008 current tax liabilities due to utilization of Coram’s tax net operating losses.

Offset by:
•
$4.9 million decrease in cash used in accounts receivable, to a $16.1 million use of cash in the six months ended June 30, 2008 from a $21.0 million use of cash in the six months ended June 30, 2007. This decrease in use of cash was primarily due to a net increase in accounts receivable primarily related to Coram;

•
$2.4 million increase in cash provided by prepaid expenses and other current assets to a $7.1 million provision of cash in the six months ended June 30, 2008 from a $4.7 million provision of cash in the six months ended June 30, 2007. The increase was primarily due to an increase in the prepaid infusion therapy inventory of $6.5 million from the prior year, offset by a $3.6 million decrease in prepaid insurance and a $0.8 million decrease in other prepaids; and

•
$4.2 million increase in cash provided by accounts payable to a $7.8 million provision of cash in the six months ended June 30, 2008 from a $3.6 million provision of cash in the six months ended June 30, 2007. The increase was primarily due to a $7.0 million increase in trade accounts payable offset by a $1.6 million change in book cash overdraft.

Investing activities used $99.3 million in the first half of 2008 compared to $55.8 million in the first half of 2007. The primary use of funds in the first half of 2008 was $96.3 million to purchase patient service equipment and property, equipment and improvements; $64.0 million related to patient service equipment and $32.3 million related to property, plant and equipment, primarily due to additions to our information systems hardware and software. The primary use of funds in the first half of 2007 was $55.8 million to purchase patient service equipment and property, equipment and improvements. Of this $55.8 million, $38.8 million related to patient service equipment and $17.0 million related to property, plant and equipment.

Net cash used in financing activities in the first half of 2008 was $63.5 million compared to net cash used in financing of $62.0 million in the first half of 2007. In 2008, net cash provided by financing activities reflected our borrowing of $7.6 million under the revolving credit facility, offset by $67.6 million of payments we made to reduce outstanding debt. Net cash used in financing activities in 2007 reflected our repayment of $80.0 million under the revolving credit facility, partially offset by issuances of common stock of $16.6 million in connection with the exercises of stock options and release of equity awards.
Accounts Receivable. Accounts receivable before allowance for doubtful accounts were $329.2 million at June 30, 2008 and $332.0 million at December 31, 2007. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenues) were 51 days at June 30, 2008 and 48 days at December 31, 2007.
Accounts aged in excess of 180 days expressed as percentages of total receivables for certain payor categories are as follows:

	June 30,	December 31,
	2008	2007
Medicare	13.2%	23.9%
Medicaid	20.4%	23.2%
Self pay	44.7%	40.7%
Managed care/other	18.5%	19.3%
Total	18.2%	21.1%
Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $51.1 million and $48.3 million at June 30, 2008 and December 31, 2007, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.
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
The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of our patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 86.1% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Depending on the product type, we perform physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories. Inventory and patient service equipment losses for the three months ended June 30, 2008 and 2007 were $1,023,000 and $821,000, respectively.
Long-term Debt. At June 30, 2008, borrowings under our revolving credit facility were $364.0 million; outstanding letters of credit totaled $7.8 million; credit available under the revolving facility was $128.2 million; and we were in compliance with all covenants required by the 2004 Credit Agreement. The effective interest rate at June 30, 2008, after consideration of the effect of the swap agreement described under “Hedging Activities” below was 3.2%.
Liquidity Credit Facility: On June 18, 2008, the Company entered into a $280 million credit facility pursuant to the Credit Agreement. Proceeds of the new credit facility were used to fund potential repurchases of the Company’s 3 3/8% Convertible Senior Notes due 2033 and will be used to pay certain tax liabilities related thereto. The loans under the credit facility bear interest at a rate of eleven per cent (11%) per year with a maturity date of March 1, 2009. In addition, the Company paid usual and customary bank fees in connection with entering into the Credit Agreement. The Credit Agreement includes restrictions on the Company regarding additional indebtedness, business operations, liens, transfers and sales of assets, and transactions with affiliates. The Credit Agreement also contains customary events of default which would permit the lenders to accelerate payments under the Credit Agreement if not cured within applicable grace periods, including the failure to make timely payments under the Credit Agreement and the failure to follow certain covenants. As of June 30, 2008, the Company was in compliance with all covenants, however, due to the non-timely filing of the Company’s Form 10-Q, the Company would have been in default of the reporting covenants under the Credit Agreement on August 15, 2008. However, the Company’s lenders executed a waiver on August 14, 2008, which extended the filing requirement from 45 days to 90 days following the end of the quarter.
Convertible Senior Notes. At June 30, 2008, the fair value of the $250 million in convertible senior notes was $249 million, as determined by reference to quoted market prices.
On September 2, 2008, the Company repurchased $249.8 million in aggregate principal of its senior notes representing approximately 99.91% of the outstanding principal amount. $0.2 million in aggregate principal amount of the senior notes remains outstanding.
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

At June 30, 2008, we had one interest rate swap agreement in effect which will expire in January 2009 and has a notional amount of $25 million with a fixed rate of 4.44%.
We account for our swap agreement under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The difference between the interest received and interest paid is reflected as an adjustment to interest expense. We received a net settlement amount of $18,000 and $58,000 related to the three-month period ended June 30, 2008 and 2007, respectively, and $69,000 and $117,000 for the six months ended June 30, 2008 and 2007, respectively. The aggregate fair value of the swap agreement was a liability of $198,000 and $105,000 at June 30, 2008 and December 31, 2007, respectively, and is reflected in the accompanying condensed consolidated balance sheets in other accrued liabilities. Our interest rate swap agreement is valued using observable market based inputs and therefore is classified within Level 2. Unrealized gains and losses on the fair value of the swap agreement are reflected in net income, as the transaction does not qualify for hedge accounting. Our exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. We do not anticipate losses due to counterparty nonperformance as its counterparties to the swap agreement are nationally recognized financial institutions with strong credit ratings.
Treasury Stock. In the first six months of 2008, 57,191 shares of employee share-based awards, valued at $1,263,000 were tendered back to us to satisfy the related purchase and tax obligations.
Business Combinations. Business combinations are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying condensed consolidated income statements from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Tradenames are being amortized over the period of their expected benefit.
During the six months ended June 30, 2008 and 2007, we did not make any acquisitions. Cash paid for acquisitions, which includes amounts deferred from prior periods, totaled $3.0 million.
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
At June 30, 2008, our revolving credit facility borrowings totaled $364.0 million. The 2004 Credit Agreement, which governs the revolver, provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or the London Interbank Offered Rate (“LIBOR”). All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At June 30, 2008 all of our outstanding revolving debt was tied to LIBOR.
During the first six months of 2008, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. The agreement became effective in January 2006 for a three-year term, and has a notional amount of $25 million that fixes an equivalent amount of our variable rate long-term debt at 4.44%.

Based on the revolving debt outstanding and the swap agreement in place at June 30, 2008, a 100 basis point change in the applicable interest rates would increase or decrease our annual cash flow and pretax earnings by approximately $3,390,000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Long-term Debt — Hedging Activities.”
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q and in accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the effectiveness of our disclosure controls and procedures were not effective as of June 30, 2008 because of the material weakness in our internal control over financial reporting discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness:
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
Notwithstanding the material weakness described above, based upon the work performed by the Company during August and September of 2008, including our review of accounts receivable reserves as of June 30, 2008 we have concluded that there were no material adjustments required to the reported accounts receivable reserve amounts, and that our unaudited consolidated financial statements for the periods covered by and included in this Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.
(b) Changes in Internal Control Over Financial Reporting
During the three month period ended June 30, 2008 there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Future Remediation Plan for Material Weakness
During September 2008, we completed the design and implementation of control activities that we believe will prevent or detect material misstatements that might exist in our reserve for uncollectible accounts receivable. Specifically, we have developed a process to assess our historical cash receipts experience and consider other relevant factors to support management’s estimate for uncollectible accounts receivable. While management believes that these steps are appropriate to remediate the material weakness in our internal control over financial reporting, management cannot conclude that remediation is complete until such controls operate for a sufficient period of time and are tested further. Following testing of operating effectiveness, we believe our remediation will be complete in the fourth quarter of 2008.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are the defendant in a purported California class action lawsuit asserting blanket claims of liability under various California employee protection statutes and regulations relating to payment of regular and overtime wages, the timeliness of such payments, the maintenance and provision of access to required payroll records, and the provision of meal and rest periods. The original claim was filed by Jesus Venegas on February 21, 2006 in the California Superior Court for the County of San Francisco (Case No. CGC — 06 — 449669). The complaint, as amended, seeks compensatory damages in an unspecified amount as well as other relief on behalf of a purported class consisting of substantially all of our delivery drivers in the State of California. The Company has answered the complaint denying all material allegations and asserting a number of affirmative defenses. We have successfully pursued motions for summary adjudication eliminating certain tort based claims and claims for unjust enrichment and declaratory relief. Based on the investigation of the allegations made to date, we believe there are meritorious defenses to the remaining claims and intend to continue a vigorous defense of the lawsuit. The Court has not established a trial date and has indicated that the issue of whether the case may be certified as a class action is likely to be determined at a hearing which it expects to hold in early 2009. Until a final decision is made with respect to the plaintiff’s class action allegations, no assurances can be given that the ultimate disposition of this case will not have a material adverse effect on our financial condition or results of operations.
We have also been served with two complaints seeking to enjoin the proposed Merger. The first complaint was filed on June 24, 2008 by Alaska Ironworkers Pension Trust, On Behalf of Itself and All Others Similarly Situated, in the Superior Court of the State of California, County of Orange, Case No. 30-2008-00078710. The complaint names the Company and its directors as defendants, and asserts a single cause of action for breach of fiduciary duty and aiding and abetting against all defendants. The complaint seeks certification of a class of all common stockholders of the Company who are being and will be harmed by defendants’ alleged actions; a declaration that the proposed transaction is in breach of defendants’ fiduciary duties, and, therefore, unlawful and unenforceable; an order enjoining defendants and others from consummating the proposed transaction; an order directing the individual defendants to exercise their fiduciary duties to obtain a transaction in the best interests of the Company’s stockholders; rescission of the proposed transaction to the extent already implemented; recovery of costs of suit, including attorneys’ fees; and other relief.
The second complaint was filed on July 2, 2008 by Bruce Ellis, On Behalf of Himself and All Others Similarly Situated, in the Superior Court of the State of California, County of Orange, Case No. 30-2008-00081027. The complaint names the Company, the Company’s directors, and Blackstone Group LP as defendants, and asserts two (2) causes of action: (1) breach of fiduciary duty against the individual defendants, and (2) aiding and abetting the individual defendants’ breach of fiduciary duty against Blackstone Group LP. The complaint seeks certification of a class of all common stockholders of the Company who are being and will be harmed by defendants’ alleged actions; a declaration that the proposed transaction is in breach of defendants’ fiduciary duties, and, therefore, unlawful and unenforceable; an order enjoining defendants and others from consummating the proposed transaction; an order enjoining the defendants from holding a shareholder vote on the proposed transaction until curative disclosures are made; an order directing the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of the Company’s stockholders; rescission of the proposed transaction to the extent already implemented; imposition of a constructive trust, in favor of plaintiff, upon any benefits improperly received by defendants; recovery of costs of suit, including attorneys’ fees; and other relief.

On July 15, 2008, the Court issued an Order on Consolidation of Related Actions and Appointment of Lead Counsel, where the Court, among other things, consolidated the above actions, as well as other current or future actions arising out of the same set of facts that are filed in or transferred to the Court, into a single action, titled In re Apria Healthcare Group Inc. Shareholder Litigation, Lead Case No. 30-2008-00078710. Coughlin, Stoia, Geller, Rudman & Robbins LLP was appointed as lead counsel for plaintiffs in the consolidated action. The Court further ordered plaintiffs to file a consolidated complaint within 30 days of the July 24, 2008 filing with the SEC of the Company’s preliminary proxy statement on Schedule 14A. The parties have stipulated to extend this deadline to September 22, 2008, and plaintiffs have not filed a consolidated complaint as of the date of the filing of this Form 10-Q. Pursuant to the July 15, 2008 order, the consolidated complaint will supersede all complaints filed in any consolidated action, and defendants shall respond to the consolidated complaint pursuant to a briefing schedule to be agreed upon by the parties and approved by the Court. Also pursuant to the order, defendants are not required to, and have not, responded to the foregoing complaints.
We are also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business, the outcomes of which are not determinable at this time. Insurance policies covering such potential losses, where such coverage is cost effective, are maintained. In the opinion of management, any liability that might be incurred upon the resolution of these claims and lawsuits will not, in aggregate, have a material adverse effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
The risk factors presented in our Annual Report on Form 10-K/A for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 29, 2008, are incorporated herein by reference. With the exception of the risk factor amended and restated below, there have been no changes from those risk factors during the period covered by this report.
The failure to complete the pending sale of the Company could have a materially adverse impact.
On June 18, 2008, we entered into a Merger Agreement, by and among Apria, Buyer and Merger Sub. Buyer is controlled by a private investment fund affiliated with Blackstone. Consummation of the Merger with Merger Sub is subject to the terms and conditions of the Merger Agreement, including, but not limited to the approval of Apria’s stockholders. There can be no assurance that Apria’s stockholders will approve the Merger Agreement or that the other conditions to the completion of the Merger will be satisfied. If the Merger is not completed for any reason, the price of Apria’s common stock will likely decline to the extent that the market price of the common stock reflects market assumptions that the Merger will be completed. Additionally, Apria is subject to additional risks in connection with the Merger, including: (1) the occurrence of an event, change or circumstance that could give rise to the payment of a termination fee to Buyer pursuant to the terms of the Merger Agreement, (2) the outcome of any legal proceedings that have been or may be instituted against Apria and others relating to the transactions contemplated by the Merger Agreement, (3) the failure of the Merger to close for any reason or the failure of Buyer to obtain the necessary debt financing set forth in the commitment letters provided to Apria in connection with the Merger, (4) the restrictions imposed on Apria’s business, properties and operations pursuant to the affirmative and negative covenants set forth in the Merger Agreement and the potential impact of such covenants on Apria’s business, (5) the risk that the proposed transaction will divert management’s attention resulting in a potential disruption of the Company’s current business plan, (6) potential difficulties in employee retention arising from the Merger, (7) the effect of the announcement of the Merger on Apria’s business relationships, operating results and business generally and (8) the amount of fees, expenses and charges incurred by the Company in connection with the Merger.

Medicare/Medicaid Reimbursement Rates — Continued Reductions in Medicare and Medicaid Reimbursement Rates Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition.
There are ongoing legislative and regulatory efforts to reduce or otherwise adversely affect Medicare reimbursement rates for products and services we provide. For example, the regulations implementing the mandates under the MMA reduced the reimbursement for a number of products and services we provide and established a competitive bidding program for certain durable medical equipment under Medicare Part B. The Medicare DMEPOS competitive bidding program is intended to further reduce reimbursement for certain products as well as decrease the number of companies permitted to serve Medicare beneficiaries. Although the competitive bidding program began (“Round 1”) in 10 of the CBAs on July 1, 2008, MIPPA, which was enacted on July 15, 2008, terminated the existing agreements with Round 1 winning contract suppliers and required that Round 1 of the DMEPOS competitive bidding program be delayed until 2009, with CMS also required to make certain changes to the competitive bidding process. At this time, it is unclear what specific changes CMS will make to the bidding process and the competitive bidding program as a whole to address the concerns that led to the passage of MIPPA, and we cannot quantify what negative impact, if any, the revised program will have upon our revenue or operations once the program is reinitiated.
In order to ensure that the delay would achieve the same level of savings projected for the DMEPOS competitive bidding program, Congress adopted a nationwide 9.5% payment reduction in the DMEPOS fee schedule for those product categories included in Round 1, effective January 1, 2009. Those DMEPOS items that were not subject to Round 1 competitive bidding will receive a full CPI update each year from 2009 through 2013. In 2014 these items will receive the CPI update plus 2%.
Further, the DRA resulted in reduced reimbursement rates for certain durable medical equipment, including the home oxygen equipment and services we provide, a reduced period for rental revenue, and potential increased costs to us associated with replacement of certain patient-owned equipment. There have been proposals by the President and Congress to further reduce the maximum capped rental period for oxygen below the 36-month level mandated by the DRA to 13 and 18 months, respectively, and/or to reduce payment rates for oxygen equipment. While these proposals have not been enacted, similar proposals may be raised in the future.
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
There are ongoing state and federal legislative and regulatory efforts to reduce or otherwise adversely affect Medicaid reimbursement rates for products and services we provide. For a number of years, some states have adopted alternative pricing methodologies for certain drugs, biologicals and home medical equipment reimbursed under the Medicaid program. In a number of states, the changes reduced the level of reimbursement we received for these items without a corresponding offset or increase to compensate for the service costs we incurred. In several of those states, we elected to stop accepting new Medicaid patient referrals for the affected drugs and biologicals. In light of continuing budget pressure, states may continue to consider new or other reductions in Medicaid reimbursement for drugs, biologicals, and other durable medical equipment and affiliated services. In addition, changes to the federal regulations pertaining to prescription drug pricing may also impact the Medicaid reimbursement available to us.
We cannot estimate the ultimate impact of all legislated and contemplated Medicare and Medicaid reimbursement changes or provide assurance to investors that additional reimbursement reductions will not be made or will not have an adverse effect on our results of operations, cash flow, capital resources and liquidity.
For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Government Regulation.”
Government Regulation; Healthcare Reform — Non-Compliance with Laws and Regulations Applicable to Our Business and Future Changes in Those Laws and Regulations Could Have a Material Adverse Effect on Us.
We are subject to stringent laws and regulations at both the federal and state levels, requiring compliance with burdensome and complex billing, substantiation and record-keeping requirements. Financial relationships between us and physicians and other referral sources are also subject to strict limitations. In addition, strict licensure, accreditation and safety requirements apply to the provision of services, pharmaceuticals and medical equipment. Violations of these laws and regulations could subject us to severe fines, facility shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. In addition, from time to time, we may be the subject of investigations or a party to additional litigation which alleges violations of law. If any of those matters were successfully asserted against us, there could be a material adverse effect on our business, financial position, results of operations or prospects.

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
Certification of Compliance Agreement — Non-Compliance with Requirements of Agreement Could Result in the Imposition of Significant Penalties and Sanctions.
As part of our acquisition of Coram, we assumed Coram’s obligations including those imposed on Coram as part of its Certification of Compliance Agreement with the Health and Human Services’ Office of Inspector General, which requires Coram to maintain a compliance program, monitor and ensure compliance with federal healthcare program requirements and submit timely reports to the government regarding the same. Violation of the terms of the Compliance Agreement could result in the imposition of significant penalties and sanctions, including disqualification from Medicare and other reimbursement programs.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Stockholders of the Company on May 9, 2008.

(b)	Directors elected or reelected at the Annual Meeting for a term of one year:

Vicente Anido, Jr. Terry P. Bayer I.T. Corley David L. Goldsmith Lawrence M. Higby Richard H. Koppes Philip R. Lochner, Jr. Norman C. Payson, M.D. Mahvash Yazdi

(c)	Matters Voted Upon at Annual Meeting:

As of May 9, 2008, the Company’s Board of Directors consisted of nine members. The results of the stockholder voting were as follows:

		WITHHOLD/	BROKER
	FOR	ABSTENTIONS	NON-VOTES
Vicente Anido, Jr.	40,556,117	450,721	—
Terry P. Bayer	40,571,479	435,359	—
I.T. Corley	38,981,473	2,025,365	—
David L. Goldsmith	38,833,530	2,173,308	—
Lawrence M. Higby	40,571,490	435,348	—
Richard H. Koppes	40,571,696	435,142	—
Philip R. Lochner, Jr.	38,724,831	2,282,007	—
Norman C. Payson, M.D.	40,571,387	435,451	—
Mahvash Yazdi	38,981,995	2,024,843	—
Ratification of the Company’s Independent Registered Public Accountants

The Board of Directors appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, subject to shareholder approval. The results of the stockholder voting were as follows:

For	40,642,462
Against	360,664
Withhold/Abstentions	3,710
Broker Non-Votes	—
ITEM 5. OTHER INFORMATION
Late Filing of Form 10-Q for the Quarter ended June 30, 2008. In our press release on July 30, 2008, we announced that we were in the process of evaluating our accounts receivable reserves and on August 15, 2008 we filed Form 12b-25 requesting an extension on the filing of our Form 10-Q for the quarter ended June 30, 2008. On September 8, 2008, we reached final resolution on our accounts receivable reserves in which we concluded that our accounts receivable reserves were over-reserved by $1.5 million, or 3.9% of pre-tax net income for the quarter ended June 30, 2008. In addition, subsequent to the release of preliminary earnings on July 30, 2008, the Company identified and recorded a $650,000, or 1.7% of pre-tax net income for the quarter ended June 30, 2008, warranty obligation relating to replacement obligations for Medicare equipment required to be transferred to patients after thirteen months. The net effect of these two items resulted in a $850,000, or 2.2% of pre-tax net income for the quarter ended June 30, 2008, increase to the quarter’s pre-tax net income. These corrections have been recorded in the quarterly period ended June 30, 2008. The Company also conducted a review of its accounts receivable reserves in prior period financial statements and concluded that none of the prior periods were materially misstated. Therefore, the Company concluded that no restatement is required for any prior period as a result of these errors.

ITEM 6. EXHIBITS

Exhibit
Number		Reference

2.1		Agreement and Plan of Merger, dated as of June 18, 2008, by and among the Company, Buyer, and Merger Sub. (a)

3.1		Apria Healthcare Group Inc. Bylaws, as amended and restated as of February 19, 2008. (b)

10.1		Credit Agreement, dated as of June 18, 2008, by and among the Company, Lenders, Banc of America Bridge LLC, Barclays Capital and Wachovia Capital Markets, LLC. (a)

10.30	#	Form of Employee Time-Based Stock Appreciation Rights Award Agreement under the Registrant’s 2003 Performance Incentive Plan. (c)

10.31	#	Revised Form of Employee Performance-Based Restricted Stock Unit Award Agreement under the Registrant’s 2003 Performance Incentive Plan. (c)

10.32	#	Registrant’s 2008 Executive Bonus Plan. (c)

10.33	#	Revised Form of Employee Time-Based Restricted Stock Unit Award Agreement under the Registrant’s 2003 Performance Incentive Plan. (c)

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

#	Management contract or compensatory plan or arrangement.

*	Filed Herewith.

(a)	Incorporated by reference to Current Report on Form 8-K dated June 18, 2008, as filed on June 20, 2008.

(b)	Incorporated by reference to Current Report on Form 8-K dated February 19, 2008, as filed on February 26, 2008.

(c)	Incorporated by reference to Current Report on Form 8-K dated February 29, 2008, as filed on March 6, 2008.

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
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PETER A. REYNOLDS
Peter A. Reynolds
Chief Accounting Officer and Controller (Principal Accounting Officer)
September 11, 2008

EXHIBIT INDEX

Exhibit
Number		Reference

2.1		Agreement and Plan of Merger, dated as of June 18, 2008, by and among the Company, Buyer, and Merger Sub. (a)

3.1		Apria Healthcare Group Inc. Bylaws, as amended and restated as of February 19, 2008. (b)

10.1		Credit Agreement, dated as of June 18, 2008, by and among the Company, Lenders, Banc of America Bridge LLC, Barclays Capital and Wachovia Capital Markets, LLC. (a)

10.30	#	Form of Employee Time-Based Stock Appreciation Rights Award Agreement under the Registrant’s 2003 Performance Incentive Plan. (c)

10.31	#	Revised Form of Employee Performance-Based Restricted Stock Unit Award Agreement under the Registrant’s 2003 Performance Incentive Plan. (c)

10.32	#	Registrant’s 2008 Executive Bonus Plan. (c)

10.33	#	Revised Form of Employee Time-Based Restricted Stock Unit Award Agreement under the Registrant’s 2003 Performance Incentive Plan. (c)

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

#	Management contract or compensatory plan or arrangement.

*	Filed Herewith.

(a)	Incorporated by reference to Current Report on Form 8-K dated June 18, 2008, as filed on June 20, 2008.

(b)	Incorporated by reference to Current Report on Form 8-K dated February 19, 2008, as filed on February 26, 2008.

(c)	Incorporated by reference to Current Report on Form 8-K dated February 29, 2008, as filed on March 6, 2008.