Form 10-Q
period 2010-09-30
APRIA HEALTHCARE GROUP INC
filed 2010-11-05
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 333-168159

APRIA HEALTHCARE GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0488566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

26220 Enterprise Court Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 639-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: the registrant became subject to the filing requirements of the Securities Exchange Act of 1934, as amended, on August 13, 2010)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2010, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

APRIA HEALTHCARE GROUP INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates” or similar expressions.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements. You should understand that various important factors, in addition to those discussed elsewhere in this quarterly report on Form 10-Q, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	trends and developments affecting the collectibility of accounts receivable;

•	government legislative and budget developments that could continue to affect reimbursement levels;

•	potential reductions in reimbursement rates by government and third-party payors;

•	the effectiveness of our operating systems and controls;

•	healthcare reform and the effect of federal and state healthcare regulations;

•	economic and political events, international conflicts and natural disasters;

•	acquisition-related risks; and

•	the items discussed under “Risk Factors” in this quarterly report on Form 10-Q.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$151,798	$158,163
Short-term investments	253	23,673
Accounts receivable, less allowance for doubtful accounts of $47,859 and $39,927 at September 30, 2010 and December 31, 2009, respectively	308,392	252,133
Inventories	69,490	68,267
Deferred income taxes	88,010	87,016
Deferred expenses	3,219	3,049
Prepaid expenses and other current assets	25,112	24,362

TOTAL CURRENT ASSETS	646,274	616,663
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $134,054 and $97,874 at September 30, 2010 and December 31, 2009, respectively	175,342	198,808
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	79,221	80,227
GOODWILL	760,247	759,197
INTANGIBLE ASSETS, NET	579,992	582,259
DEFERRED DEBT ISSUANCE COSTS, NET	56,510	63,110
OTHER ASSETS	7,384	8,783

TOTAL ASSETS	$2,304,970	$2,309,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$88,835	$123,856
Accrued payroll and related taxes and benefits	62,690	66,842
Other accrued liabilities	126,531	100,768
Deferred revenue	27,176	27,253
Current portion of long-term debt	1,575	1,690

TOTAL CURRENT LIABILITIES	306,807	320,409
LONG-TERM DEBT, net of current portion	1,018,257	1,019,456
DEFERRED INCOME TAXES	264,709	259,030
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	30,892	31,421

TOTAL LIABILITIES	1,620,665	1,630,316
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value: 1,000 shares authorized; 100 shares issued at September 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	687,561	684,445
Accumulated deficit	(3,256)	(5,714)

TOTAL STOCKHOLDERS’ EQUITY	684,305	678,731

	$2,304,970	$2,309,047

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net revenues:
Fee for service/product arrangements	$486,027	$479,193	$1,433,562	$1,434,063
Capitation arrangements	39,987	40,322	119,506	124,411

TOTAL NET REVENUES	526,014	519,515	1,553,068	1,558,474

Costs and expenses:
Cost of net revenues:
Product and supply costs	167,198	156,479	488,265	474,244
Patient service equipment depreciation	23,094	25,490	71,843	77,659
Amortization of intangible assets	—	42,200	—	42,200
Home respiratory therapy services	5,456	8,887	21,671	26,239
Nursing services	9,258	9,338	27,258	27,105
Other	2,978	3,261	9,871	8,718

TOTAL COST OF NET REVENUES	207,984	245,655	618,908	656,165
Provision for doubtful accounts	10,981	13,256	39,801	38,760
Selling, distribution and administrative	271,157	264,567	787,738	790,959
Amortization of intangible assets	1,035	(215)	3,777	2,740

TOTAL COSTS AND EXPENSES	491,157	523,263	1,450,224	1,488,624

OPERATING INCOME (LOSS)	34,857	(3,748)	102,844	69,850
Interest expense	32,736	32,055	97,971	96,624
Interest income and other	(250)	(530)	(555)	(1,021)

INCOME (LOSS) BEFORE TAXES	2,371	(35,273)	5,428	(25,753)
Income tax expense (benefit)	2,476	(12,292)	2,970	(6,310)

NET (LOSS) INCOME	$(105)	$(22,981)	$2,458	$(19,443)

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$2,458	$(19,443)
Items included in net income (loss) not requiring cash:
Provision for doubtful accounts	39,801	38,760
Depreciation	93,722	95,164
Amortization of intangible assets	3,777	44,940
Amortization of deferred debt issuance costs	7,919	5,503
Deferred income taxes	4,686	(11,443)
Profit interest compensation	3,194	6,165
Loss on disposition of assets and other	12,472	9,486
Other	—	(4,945)
Changes in operating assets and liabilities:
Accounts receivable	(96,060)	(23,756)
Inventories	(1,223)	1,852
Prepaid expenses and other assets	(270)	(5,647)
Accounts payable, exclusive of book-cash overdraft	2,730	(15,168)
Accrued payroll and related taxes and benefits	(4,152)	256
Income taxes payable	(2,126)	3,434
Deferred revenue, net of related expenses	(247)	(1,907)
Accrued expenses	27,357	16,843

NET CASH PROVIDED BY OPERATING ACTIVITIES	94,038	140,094

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(84,682)	(101,926)
Purchases of short-term investments	(8,087)	(27,875)
Maturities of short-term investments	31,507	1,746
Proceeds from disposition of assets	634	6,828
Cash paid for acquisition	(2,260)	(1,161)

NET CASH USED IN INVESTING ACTIVITIES	(62,888)	(122,388)

FINANCING ACTIVITIES
Proceeds from ABL Facility	—	630
Payments on ABL Facility	—	(6,630)
Payments on Senior Secured Bridge Credit Agreement	—	(1,010,000)
Proceeds from issuance of Series A-1 Notes	—	700,000
Proceeds from issuance of Series A-2 Notes	—	317,500
Payments on other long-term debt	(1,314)	(2,170)
Change in book-cash overdraft included in accounts payable	(32,533)	(4,644)
Debt issuance costs	(3,590)	(18,495)
Equity contributions	—	2,075
Cash paid on profit interest units	(78)	—

NET CASH USED IN FINANCING ACTIVITIES	(37,515)	(21,734)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,365)	(4,028)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	158,163	168,018

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$151,798	$163,990

SUPPLEMENTAL DISCLOSURES — See Note 6 and Note 9 for a discussion of cash paid for interest and income taxes, respectively.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases when paid. Unpaid purchases were $5.8 million and $11.0 million at September 30, 2010 and December 31, 2009, respectively.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009.

On October 28, 2008, the Company completed its merger (the “Merger”) with Sky Merger Sub Corporation (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Sky Acquisition LLC, a Delaware limited liability company (“Buyer” or “Sky LLC”). Buyer is controlled by a private investment fund affiliated with The Blackstone Group (the “Sponsor”).

In March 2010, we effected a reorganization transaction pursuant to which we added two new holding companies, Apria Holdings LLC and Apria Finance Holdings Inc., to our corporate structure. Apria Holdings LLC is now a company beneficially owned by the Sponsor and certain members of our management and all of the equity securities of Sky Acquisition LLC held by such holders prior to the reorganization were converted or exchanged into equivalent securities of Apria Holdings LLC.

Company Background: Apria operates in the home healthcare segment of the healthcare industry, providing a variety of high-quality clinical patient care management programs, related products and supplies as prescribed by a physician and/or authorized by a case manager as part of a care plan. Essentially all products and services offered by the Company are provided through the Company’s network of approximately 500 locations, which are located throughout the United States. The Company provides services and products in two reportable operating segments: (1) home respiratory therapy and home medical equipment and (2) home infusion therapy. Within these two operating segments there are three core service lines: home respiratory therapy, home medical equipment and home infusion therapy. Both segments provide products and services in the home setting to patients and are primarily paid for by a third-party payor, such as Medicare, Medicaid, managed care or other third-party insurer. Sales for both segments are primarily derived from referral sources such as hospital discharge planners, medical groups or independent physicians.

Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition and the resulting accounts receivable, share-based compensation, income taxes, goodwill and long-lived assets.

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee-for-service/product arrangements for equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and for capitation payments received from third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 8% of total net revenues for each of the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. For the nine months ended September 30, 2010 and 2009, revenues reimbursed under arrangements with Medicare and Medicaid were approximately 30% and 28%, respectively, of total revenues. In the nine months ended September 30, 2010 and 2009, no other third-party payor group represented more than 8% of the Company’s revenues. Rental and sale revenues in the fee for service/product arrangement revenue line item were:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2010		2009		2010		2009
Rental	$154.3	31.8%	$160.2	33.4%	$466.7	32.6%	$491.3	34.3%
Sale	331.7	68.2	319.0	66.6	966.9	67.4	942.8	65.7

Total fee for service	$486.0	100.0%	$479.2	100.0%	$1,433.6	100.0%	$1,434.1	100.0%

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the Company’s business, there are multiple products that are delivered to patients. These arrangements involve equipment that is rented and related supplies that may be sold that cannot be returned. In arrangements with multiple deliverables, revenue is recognized when each deliverable is provided to the patient. For example, revenues from equipment rental supplies sales are recognized upon delivery of the products, as the supplies sold are considered a separate unit of accounting.

Cash and Cash Equivalents: Cash is maintained with several financial institutions. These financial institutions are located throughout the United States and the Company’s cash management practices limit exposure to any one institution. Book cash overdrafts, which are reported as a component of accounts payable, were $0 and $32.5 million at September 30, 2010 and December 31, 2009, respectively. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

Short-Term Investments: Certificates of deposit with maturities greater than three months from our purchase date are classified as short-term investments. In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 investments. As of September 30, 2010, the carrying value of the Company’s short-term investments approximates fair value and such investments do not individually exceed FDIC insurance limits.

Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $62.0 million and $44.6 million at September 30, 2010 and December 31, 2009, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectibility.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record total net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and the extent of contracted business. Also considered are relevant business conditions such as governmental and managed care payor claims processing procedures and system changes. Additionally, focused reviews of certain large or problematic payors are performed. Due to continuing changes in the healthcare industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an adverse impact on operations and cash flows.

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

Deferred Revenue and Deferred Expense: A lessor is required to recognize rental income over the lease term. Rental of patient equipment is billed on a monthly basis beginning on the date the equipment is delivered. Since deliveries can occur on any day during a month, the amount of billings that apply to the next month are deferred. Only the direct costs associated with the initial rental period are deferred.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of pharmaceuticals and items used in conjunction with patient service equipment. Inventories are written down to net realizable value for slow moving or obsolete inventory.

Patient Service Equipment: Patient service equipment is stated at cost and consists of medical equipment rented to patients on a month-to-month basis. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from one to ten years.

Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Included in property and equipment are assets under capitalized leases which consist of information systems hardware and software. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Additions to capitalized internally developed software totaled $2.6 million and $8.7 million for the three and nine months ended September 30, 2010, respectively.

Goodwill and long-lived assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

Goodwill and indefinite-lived intangible assets are not amortized but instead tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. Management has determined that our two operating segments, home respiratory therapy/home medical equipment and home infusion therapy, are reporting units. The Company performs the annual test for impairment as of the first day of its fourth quarter and determines fair value based on a combination of the income approach and the market approach. The income approach is based on discounted cash flows. The market approach uses a selection of comparable companies in determining value. This determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. Changes in these assumptions can materially affect the estimate of fair value. During the annual goodwill impairment test in 2009, the Company completed step one and determined that there was no impairment of goodwill since the fair value of the reporting units exceeded the carrying value. Our annual indefinite-lived intangible assets impairment test in 2009 also resulted in no impairment as the fair value of the assets exceeded the carrying value.

Long-lived assets, including property and equipment and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Purchased intangible assets consist primarily of trade names, patient backlog, capitated relationships and payor relationships resulting from the Merger. Purchased intangible assets that have definite lives are amortized over the estimated useful lives of the related assets, generally ranging from one to twenty years.

Deferred Debt Issuance Costs: Capitalized debt issuance costs include those associated with the issuance and registration of $700.0 million of the Company’s 11.25% Senior Secured Notes due 2014 (Series A-1) (the “Series A-1 Notes”), $317.5 million of the Company’s 12.375% Senior Secured Notes due 2014 (Series A-2) (the “Series A-2 Notes”) and the Company’s senior secured asset-based revolving credit facility (“ABL Facility”). Such costs are classified as non-current assets. Costs relating to the ABL Facility are amortized through the maturity date in October 2013. Costs relating to the Series A-1 Notes and Series A-2 Notes are amortized from the issuance date through October 2014. See Note 6—Long-term Debt.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Financial Instruments: The carrying value of Apria’s Series A-1 Notes and Series A-2 Notes approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair value of the Series A-1 Notes and Series A-2 Notes, as determined by reference to quoted prices for private transactions in these securities, are $775.2 million and $353.2 million at September 30, 2010, respectively. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, trade payables and accrued expenses approximate fair value due to their short maturity.

Product and Supply Costs: Product and supply costs presented within cost of net revenues are comprised primarily of the cost of supplies and equipment provided to patients, infusion drug costs and enteral product costs.

Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and, accordingly, these costs are included within selling, distribution and administrative expenses and amounted to $9.5 million and $5.8 million for the three month periods ended September 30, 2010 and 2009, respectively, and $22.6 million and $17.6 million for the nine month periods ended September 30, 2010 and 2009, respectively.

Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $41.1 million and $39.2 million for the three months ended September 30, 2010 and 2009, respectively, and $120.0 million and $120.5 million for the nine month periods ended September 30, 2010 and 2009, respectively. Such expenses represent the cost incurred to coordinate and deliver products and services to patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within selling and administrative expenses and, as a result, cost of net revenues may not be comparable to other companies.

Self-Insurance: Coverage for certain employee medical claims and benefits, as well as workers’ compensation, vehicle liability, professional and general liability is self-insured. Accruals for medical claims at September 30, 2010 and December 31, 2009 were $6.1 million and $7.0 million, respectively. Amounts accrued for costs of the other liability coverages totaled $30.2 million and $27.8 million at September 30, 2010 and December 31, 2009, respectively. All such amounts are classified in other accrued liabilities.

Advertising: Advertising costs are expensed as incurred. Such expenses are included in selling, distribution and administrative expenses and amounted to $2.2 million and $0.5 million for the three month periods ended September 30, 2010 and 2009, respectively, and $4.5 million and $1.8 million for the nine month periods ended September 30, 2010 and 2009, respectively.

Income Taxes: Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining the necessity and amount of a valuation allowance, management considers our current and past performance, the market environment in which the Company operates, tax planning strategies and the length of tax benefit carryforward periods.

Profit Interest Units: Compensation expense for all profit interest unit awards made to employees is measured and recognized based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated financial statements. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Profit interest units expense is recognized on a straight-line basis over the requisite service period. The estimate of fair value of profit interest unit awards on the date of grant is determined through the allocation of all outstanding securities to a business enterprise valuation. The enterprise valuation is based upon a combination of the income approach and the market approach. The income approach is based on discounted cash flows. The market approach uses a selection of comparable companies in determining value. This determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. Changes in these assumptions can materially affect the estimate of the fair value.

Reclassification: Certain amounts from the prior year have been reclassified on the statements of cash flows to conform with the current year presentation. For the nine months ended September 30, 2009, $8.0 million was reclassified from accrued expenses to accrued payroll and related taxes and benefits.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 — RECENT DEVELOPMENTS

Exchange offer for Series A-1 Notes and Series A-2 Notes: In August 2010, the Company completed its registered exchange offer with respect to the Series A-1 Notes and Series A-2 Notes.

Outsourcing Initiatives Review: In August 2010, based on a review of key outsourcing initiatives, the Company refined its initial decisions concerning certain billing, collections and other administrative functions that were outsourced or designated to be outsourced to third parties. Based on this review, it was determined that certain of such functions should instead be performed by the Company. Accordingly, the Company is in the process of transitioning certain services presently outsourced to third parties back to the Company and expects to be substantially completed with that transition by June 30, 2011. In connection with that transition, the Company expects to incur associated one-time costs presently estimated to be $10 million. Further consolidation and outsourcing of billing, collections and other administrative functions are being evaluated on an ongoing basis.

Announcement of Single Payment Amounts (“SPAs”) and Contract Offer Process Related to Round 1 Rebid of the Medicare Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS”) Competitive Bidding Program: In early July 2010, the Centers for Medicare and Medicaid Services (“CMS”) announced the new SPAs for each of the product categories included in the Round 1 Rebid. CMS then began the contracting process with suppliers by issuing contract offer letters to qualified providers. The Company received and accepted contract offers for a substantial majority of the bids it submitted as announced by CMS on November 3, 2010. For example, for the oxygen product category, the Company won eight of its nine submitted bids; for the continuous positive airway pressure (“CPAP”)/bilevel category, the Company won seven of its nine bids and for enteral nutrition, the Company won all nine of its nine bids. A complete list of contract winners is available on the CMS website at www.cms.gov/DMEPOSCompetitiveBid. The new rates are still expected to take effect in January 2011. Approximately $21 million of net revenues for the fiscal year ended December 31, 2009 was generated by the products and competitive bidding areas (“CBAs”) included in the Round 1 Rebid. The Company estimates that the initial results of the Round 1 Rebid would reduce net revenues in the fiscal year ending December 31, 2011 by approximately $8 million, assuming the current contracts and no changes in volume. Assuming that Round 2 would include the same product categories and bidding rules and the markets currently being proposed by CMS, the Company estimates that approximately $110 million of net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding. Although the bidding process for Round 2 is currently scheduled to commence in 2011, the new Round 2 rates and guidelines are not scheduled to take effect until January 2013. Therefore, the Company cannot estimate the impact of potential Round 2 rate reductions on its business until more specific information is published by CMS and its contractors.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” which amends ASC Topic 605, Revenue Recognition (“ASU 2009-13”) Under this standard, management is no longer required to obtain vendor-specific objective evidence or third party evidence of fair value for each deliverable in an arrangement with multiple elements, and where evidence is not available we may now estimate the proportion of the selling price attributable to each deliverable. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13 on its financial position, results of operations, cash flows and disclosures.

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”) which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on its consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 — BUSINESS COMBINATIONS

The Company periodically acquires complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying condensed consolidated statements of operations from the dates of acquisition. During the nine months ended September 30, 2010 and 2009, the Company purchased certain assets and businesses for total consideration of $2.6 million and $1.2 million, respectively.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

Goodwill activity during the nine months ended September 30, 2010 was as follows:

(in thousands )	Home Infusion Therapy	Home Respiratory Therapy and Home Medical Equipment	Total
Balance, December 31, 2009	$257,823	$501,374	$759,197
Acquisition	—	1,050	1,050

Balance, September 30, 2010	$257,823	$502,424	$760,247

Intangible assets consist of the following:

(dollars in thousands)	September 30, 2010				December 31, 2009
	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Patient backlog		$—	$—	$—	$44,000	$(44,000)	$—
Capitated relationships	20.0	40,000	(3,833)	36,167	40,000	(2,333)	37,667
Payor relationships	20.0	11,000	(1,054)	9,946	11,000	(642)	10,358
Net favorable leasehold interest	3.6	3,553	(2,079)	1,474	3,553	(1,319)	2,234
Customer list	1.2	710	(305)	405	—	—	—

Subtotal		55,263	(7,271)	47,992	98,553	(48,294)	50,259
Intangible assets not subject to amortization:
Trade names		525,000	—	525,000	525,000	—	525,000
Accreditations with commissions		7,000	—	7,000	7,000	—	7,000

Subtotal		532,000	—	532,000	532,000	—	532,000

Total		$587,263	$(7,271)	$579,992	$630,553	$(48,294)	$582,259

Amortization expense amounted to $3.8 million and $44.9 million for the nine months ended September 30, 2010 and 2009, respectively. Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

Year Ending December 31,	(in thousands)
2010	$4,812
2011	3,827
2012	2,854
2013	2,550
2014	2,550

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 — LONG-TERM DEBT

Series A-1 Notes and Series A-2 Notes. Series A-1 Notes and Series A-2 Notes were issued by the Company in May 2009 and August 2009, respectively. The Series A-1 Notes and the Series A-2 Notes bear interest at a rate equal to 11.25% per annum and 12.375% per annum, respectively. The indenture governing the Series A-1 Notes and the Series A-2 Notes, among other restrictions, limits the Company’s ability and the ability of its restricted subsidiaries to:

•	incur additional debt;

•	pay dividends and make other distributions;

•	make certain investments;

•	repurchase our stock;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of our subsidiaries to make dividends or other payments to us; and

•	transfer or sell assets.

Subject to certain exceptions, the indenture governing the Series A-1 Notes and the Series A-2 Notes permits Apria and its restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. The Series A-1 Notes are entitled to a priority of payment over the Series A-2 notes in certain circumstances, including upon any acceleration of the obligations under the Series A-1 Notes, the Series A-2 Notes or any bankruptcy or insolvency event or default with respect to Apria or any guarantor of the Series A-1 Notes and the Series A-2 Notes.

Senior Secured Bridge Credit Agreement: In connection with the Merger on October 28, 2008, the Company entered into a $1,010.0 million senior secured bridge credit agreement (the “senior secured bridge credit agreement”) with Banc of America Securities LLC and Wachovia Capital Markets, LLC, as joint lead arrangers, Banc of America Securities LLC, Wachovia Capital Markets, LLC and Barclays Capital, the investment banking division of Barclays Bank PLC, as joint bookrunners and Banc of America Bridge LLC, as administrative agent and Bank of America, N.A., as collateral agent, and a syndicate of financial institutions and institutional lenders. Proceeds from the issuance of the Series A-1 and Series A-2 Notes, together with cash on hand, were used to repay all borrowings under the senior secured bridge credit agreement and the senior secured bridge credit agreement was terminated.

ABL Facility: In connection with the Merger on October 28, 2008, the Company entered into the ABL Facility with Banc of America Securities LLC and Wachovia Capital Markets, LLC, as joint lead arrangers, Banc of America Securities LLC, Wachovia Capital Markets, LLC and Barclays Capital, the investment banking division of Barclays Bank PLC, as joint bookrunners and Bank of America, N.A., as administrative agent and collateral agent, and a syndicate of financial institutions and institutional lenders.

The ABL Facility provides for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years, including both a letter of credit and swingline loan sub-facility. The borrowing base at any time is equal to the sum (subject to certain reserves and other adjustments) of 85% of eligible receivables and the lesser of (a) 85% of the net orderly liquidation value of eligible inventory and (b) $20.0 million.

As of September 30, 2010, there were no outstanding borrowings under the ABL Facility, outstanding letters of credit totaled $16.1 million and additional availability under the ABL Facility, subject to the borrowing base, was $133.9 million. As of September 30, 2010, the available borrowing base did not constrain ability to borrow the entire $133.9 million of available borrowings under the ABL Facility. At September 30, 2010, the Company was in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

Interest paid on debt totaled $0.2 million and $17.5 million for the three months ended September 30, 2010 and 2009, respectively, and $60.3 million and $80.2 million for the nine months ended September 30, 2010 and 2009, respectively. Interest expense for the three months ended September 30, 2010 and 2009 was $32.7 million and $32.1 million, respectively, and $98.0 million and $96.6 million for the nine months ended September 30, 2010 and 2009, respectively.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 — STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2010, changes to stockholders’ equity were comprised of the following amounts (in thousands):

Net income	$2,458
Cash paid on profit interest units	(78)
Profit interest compensation	3,194

$5,574

NOTE 8 — EQUITY-BASED COMPENSATION

Profit Interest Units: In November and December of 2008, BP Healthcare Holdings LLC (“BP Holdings”) and Sky LLC, parent entities of the Company affiliated with the Sponsor, granted equity units to the Company’s Chief Executive Officer and the Company’s Chief Financial Officer for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. In addition, in 2009 and during 2010, Sky LLC (and following our reorganization in March 2010, Apria Holdings LLC) granted equity units to certain management employees for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. Profit interest units are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the employee’s requisite service period. These equity awards were issued in exchange for services to be performed.

BP Holdings granted the Company’s Chief Executive Officer 38,697,318 Class B units, all of which are subject to vesting terms based on either (i) continued service to BP Holdings or its subsidiaries and/or (ii) performance/market conditions.

•

Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 80% of the total Class B units. These units vest ratably over 48 months starting on October 28, 2008 based on continued service, but will become fully vested on an accelerated basis either (x) upon a change in control while the Company’s Chief Executive Officer continues to provide services to BP Holdings or its subsidiaries or (y) if affiliates of the Sponsor receive cash proceeds in respect to 50% of their units in BP Holdings equal to at least 200% of their aggregate capital contributions in respect of such units while the Company’s Chief Executive Officer continues to provide services to BP Holdings or its subsidiaries. In addition, if the Company’s Chief Executive Officer’s services are terminated (a) by the Company without “cause” or (b) by the Chief Executive Officer as a result of “constructive termination,” an additional number of these time-vesting Class B units will vest equal to the number that would have vested over the 24-month period following the applicable termination date. Any of these time-vested Class B units that are unvested on termination of the executive’s services will be forfeited.

•

Performance-Vesting Units. The remaining portion of the Class B units that vest based on performance/market conditions represent 20% of the total Class B units. One-half of these units will vest if affiliates of the Sponsor receive cash proceeds equal to at least 200% of their aggregate capital contributions in respect of all of their units in BP Holdings, with the other half eligible to vest if they receive cash proceeds equal to at least 300% of their aggregate capital contributions in respect of all of their units in BP Holdings. Any of these performance-vesting units that are unvested upon a termination of the Company’s Chief Executive Officer’s services (x) by the Company without “cause,” (y) by the executive as a result of “constructive termination” or (z) by the executive for any reason on or following October 28, 2012, will remain outstanding until the second anniversary of the applicable termination date (unless they vest prior to that date). If the units do not vest by such anniversary, then any unvested performance-vesting units shall be immediately forfeited.

Assumptions used were as follows:

Expected Asset Volatility (1)	23.0%
Risk Free Interest Rate (2)	2.24%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	The risk free interest rate is interpolated from the constant maturity treasury rate (“CMT Rate”) as of the valuation date with the maturity matching the contractual life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2009 to September 30, 2010:

	Class B Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Balance at December 31, 2009	38,697,318	$0.36
Granted	—
Exercised	—
Forfeited	—

Balance at September 30, 2010	38,697,318		2.1

Vested units at September 30, 2010	13,544,061		2.1

The grant date fair value of the B units was $13.9 million.

Sky LLC granted the Company’s Chief Financial Officer 500,000 Class A-2 units, 6,675,287 Class B units and 2,225,096 Class C units, all of which are subject to vesting terms based on either (i) continued service to Sky LLC or its subsidiaries or (ii) performance/market conditions.

•

Class A-2 Units. The Class A-2 units vest if an initial public offering (“IPO”) or change of control occurs and the valuation of Class A-1 units of Sky LLC implied by the transaction exceeds 110% of the aggregate capital contributions of affiliates of the Sponsor for the Class A-1 units. The Company’s Chief Financial Officer does not need to be employed at the time of the IPO or change in control to vest. The Class A-2 Units will be forfeited if an IPO or change of control occurs at a valuation that does not result in vesting.

•

Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 66 2/3% of the total Class B units. These units vest ratably over 57 months starting on October 28, 2008 based on continued service, but will become fully vested on an accelerated basis upon a change in control while the Company’s Chief Financial Officer continues to provide services to Sky LLC or its subsidiaries. Any of these time-vested Class B units that are unvested on termination of the executive’s services will be forfeited.

•

Performance-Vesting Units. The remaining portion of the Class B units and all of the Class C units vest based on performance/market conditions. These units will vest if affiliates of the Sponsor receive cash proceeds equal to at least 200% of their aggregate capital contributions in respect of 25% of their units in Sky LLC while the Company’s Chief Financial Officer continues to provide services to Sky LLC or its subsidiaries.

Assumptions used were as follows:

Expected Asset Volatility (1)	23.0%
Risk Free Interest Rate (2)	1.35%
Estimated Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the contractual life.
(3)	The estimated life is based on management’s estimates.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes activity for profit interest units for the period December 31, 2009 to September 30, 2010:

	Class A-2 Units	Weighted Average Grant Date Fair Value	Class B Units	Weighted Average Grant Date Fair Value	Class C Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	500,000	$0.75	6,675,287	$0.35	2,225,096	$0.15
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Balance at September 30, 2010	500,000		6,675,287		2,225,096

Vested units at September 30, 2010			1,779,899

The grant date fair value of the 500,000 A-2 units is $0.4 million, the grant date fair value of the B units is $2.3 million and the grant date fair value of the C units is $0.3 million.

Sky LLC (and following our reorganization in March 2010, Apria Holdings LLC) granted certain management employees 41,938,220 Class B units and 14,463,122 Class C units, all of which are subject to vesting terms based on either (i) continued service to Sky LLC or its subsidiaries or (ii) performance/market conditions.

•

Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 66 2/3% of the total Class B units. These units vest ratably over 60 months starting on the later of (x) October 28, 2008 and (y) the date the employee commenced employment based on continued service, but will become fully vested on an accelerated basis upon a change in control while the employee continues to provide services to Sky LLC or its subsidiaries. Any of these time-vested Class B units that are unvested on termination of the employee’s services will be forfeited.

•

Performance-Vesting Units. The remaining portion of the Class B units and all of the Class C units vest based on performance/market conditions. These units will vest if affiliates of the Sponsor receive cash proceeds equal to at least 200% of their aggregate capital contributions in respect of 25% of their units in Sky LLC while the employee continues to provide services to Sky LLC or its subsidiaries.

Notwithstanding the vesting terms described above, if the employee voluntarily resigns (in the absence of “constructive termination”) then Sky LLC may require the forfeiture of any vested Class B or C units.

Assumptions used were as follows:

Expected Asset Volatility (1)	25.0%
Risk Free Interest Rate (2)	1.96%
Estimated Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the contractual life.
(3)	The estimated life is based on management’s estimate.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes activity for profit interest units for the period December 31, 2009 to September 30, 2010:

	Class A-2 Units	Weighted Average Grant Date Fair Value	Class B Units	Weighted Average Grant Date Fair Value	Class C Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	2,075,000	$0.59	37,280,029	$0.28	12,426,676	$0.13
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	4,643,678	—	1,547,893	—

Balance at March 31, 2010	2,075,000	—	32,636,351	—	10,878,783	—
Granted	—	—	1,393,104	$0.44	464,367	$0.33
Forfeited	—	—	174,138	—	58,046	—

Balance at June 30, 2010	2,075,000		33,855,317		11,285,104
Granted	—	—	2,002,587	$0.44	1,151,246	$0.33
Forfeited	—	—	1,388,265	—	91,906	—

Balance at September 30, 2010	2,075,000		34,469,639		12,344,444

Vested units at September 30, 2010			6,683,004

The grant date fair value of the A-2 units is $1.2 million, the grant date fair value of the outstanding B units is $9.9 million and the grant date fair value of the outstanding C units is $1.9 million.

Pursuant to a reorganization we conducted in March 2010, units of Sky LLC were converted or exchanged into units of Apria Holdings LLC, its parent entity.

Expense recorded related to profit interest units was $1.0 million and $1.8 million in the three months ended September 30, 2010 and 2009, respectively, and $3.2 million and $6.2 million in the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, total unrecognized profit interest compensation cost related to unvested profit interest units was $5.3 million, which is expected to be expensed over a weighted average period of 3.2 years.

NOTE 9 — INCOME TAXES

The Company’s effective tax rate was 104.4% for the three months ended September 30, 2010 compared with 34.9% for the three months ended September 30, 2009. The Company’s effective tax rate was 54.7% for the nine months ended September 30, 2010 compared with 24.5% for the nine months ended September 30, 2009.

The Company accounts for its tax uncertainties under generally accepted accounting principles. Accordingly, the Company is required to disclose, within its interim financial statements, material changes to the following five disclosure categories: (1) gross unrecognized tax benefits recorded on the balance sheet; (2) total unrecognized tax benefits that, if recognized, would affect the effective tax rate; (3) interest and penalties related to tax uncertainties; (4) amounts and relevant information concerning unrecognized tax benefits for which it is reasonably possible that an increase or decrease would occur during the 12-month rolling period ending September 30, 2011 and (5) disclosure of tax years and major tax jurisdictions which remain subject to examination by taxing authorities.

As of September 30, 2010, the Company does not expect any material increases to its unrecognized tax benefits for the 12-month rolling period ending September 30, 2011.

As of September 30, 2010, it is reasonably possible that unrecognized tax benefits could be decreased by $9.8 million within the 12-month rolling period ending September 30, 2011. This decrease relates to the timing uncertainty for when certain deductions should be recognized for tax return purposes, allocation of expenses between affiliates, and state tax uncertainties. Ultimate realization of this decrease is dependent upon the occurrence of certain events (including the completion of audits by tax agencies and expiration of statutes of limitations).

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the nine months ended September 30, 2010, no other material changes occurred with respect to the Company’s tax uncertainties and the other four disclosure categories discussed above.

As of September 30, 2010, federal net operating loss (“NOLs”) carryforwards of approximately $96.8 million were available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during the Company’s calendar 2015 through 2029 tax years. A significant portion of these NOLS are subject to an annual utilization limitation as required by Section 382 of the Internal Revenue Code of 1986, as amended.

Net income taxes paid for the nine-month period ended September 30, 2010 and 2009 amounted to $0.1 million and $0.7 million, respectively.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

Medicare and Medicaid Reimbursement: There are a number of provisions contained within recent legislation or proposed legislation that affect or may affect Medicare and Medicaid reimbursement polices for items and services provided. The Company cannot be certain of the ultimate impact of all legislated and contemplated changes, and therefore cannot provide assurance that these changes will not have a material adverse effect on the Company’s financial condition or results of operations.

Supplier Concentration: Currently, approximately 58.9% of purchases for patient service equipment and supplies are from five vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 — SEGMENTS

The Company has two reportable operating segments (1) home respiratory therapy and home medical equipment and (2) home infusion therapy. Within these two operating segments there are three core service lines: home respiratory therapy, home medical equipment and home infusion therapy. The home respiratory therapy and home medical equipment segment provides services and equipment to assist patients with oxygen systems, sleep apnea, ambulation and general care around the home, as well as to provide respiratory medications and related services. The home infusion therapy segment primarily provides patients with pharmaceuticals and services prescribed in conjunction with the administration of nutrients or medication intravenously or through a gastrointestinal tube.

	Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$270,223	$284,592	$821,666	$871,767
Home Infusion Therapy	255,791	234,923	731,402	686,707

Total	$526,014	$519,515	$1,553,068	$1,558,474

	EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$3,129	$(20,418)	$21,687	$28,209
Home Infusion Therapy	31,611	16,767	81,118	41,840

Total	$34,740	$(3,651)	$102,805	$70,049

	Depreciation and Amortization
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$28,420	$61,812	$86,375	$121,746
Home Infusion Therapy	3,899	11,523	11,124	18,358

Total	$32,319	$73,335	$97,499	$140,104

Our Chief Operating Decision Maker (“CODM”) does not review assets assigned to segments. Therefore, such items are not reflected in the table above.

Earnings before interest and taxes (“EBIT”). EBIT is a measure used by our management to measure operating performance. EBIT is defined as net income (loss) plus interest expense and income taxes. EBIT is not a recognized term under Generally Accepted Accounting Principles (“GAAP”) and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The following table provides a reconciliation from net income to EBIT:

(in thousands)	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net loss			$(105)			$(22,981)
Interest expense, net (a)			32,369			31,622
Income tax expense			2,476			(12,292)

EBIT	$3,129	$31,611	$34,740	$(20,418)	$16,767	$(3,651)

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands)	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net income (loss)			$2,458			$(19,443)
Interest expense, net (a)			97,377			95,802
Income tax expense			2,970			(6,310)

EBIT	$21,687	$81,118	$102,805	$28,209	$41,840	$70,049

(a)	Reflects $32.7 million of interest expense, net of $0.3 million of interest income for the three months ended September 30, 2010. Reflects $32.1 million of interest expense, net of $0.5 million of interest income for the three months ended September 30, 2009.

Reflects $98.0 million of interest expense, net of $0.6 million of interest income for the nine months ended September 30, 2010. Reflects $96.6 million of interest expense, net of $0.8 million of interest income for the nine months ended September 30, 2009.

The Company allocates certain expenses that are not directly attributable to a product line based upon segment headcount.

NOTE 12 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Transaction and Management Fee Agreement: In connection with the Merger, Merger Sub entered into a transaction and management fee agreement with Blackstone Management Partners V L.L.C. (“BMP”). The Company succeeded to and assumed the rights and obligations of Merger Sub pursuant to the transaction and management fee agreement upon the closing of the Merger. Under the transaction and management fee agreement, Merger Sub agreed to pay BMP, at the closing of the Merger, an $18.7 million transaction fee in consideration for BMP undertaking financial and structural analysis, due diligence and other assistance in connection with the Merger. In addition the Company agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates in connection with the Merger and the provision of services under the transaction and management fee agreement.

In addition, under this agreement, BMP (including through its affiliates) agreed to provide services, including without limitation, (a) advice regarding the structure, distribution and timing of debt and equity offerings and advice regarding relationships with the Company’s lenders and bankers, (b) advice regarding the business and strategy of the Company, including compensation arrangements, (c) advice regarding dispositions and/or acquisitions and (d) such advice directly related or ancillary to the above financial advisory services as may be reasonably requested by the Company. In consideration for the services, the Company pays BMP at the beginning of each fiscal year a management fee equal to the greater of $7.0 million or 2.0% of the Company’s consolidated EBITDA, as defined in the agreement, for the immediately preceding fiscal year. BMP shall have no obligation to provide any other services to the Company absent express agreement. In addition, in the absence of an express agreement to provide investment banking or other financial advisory services to the Company, and without regard to whether such services were provided, BMP is entitled to receive a fee equal to 1.0% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring, refinancing, recapitalization, issuance of private or public debt of equity securities (including an initial public offering of equity securities), financing or similar transaction by the Company.

At any time in connection with or in anticipation of a change of control of the Company, a sale of all or substantially all of the Company’s assets or an initial public offering of common equity of the Company or its successor, BMP may elect to receive, in consideration of BMP’s role in facilitating such transaction and in settlement of the termination of the services, a single lump sum cash payment equal to the then-present value of all then-current and future annual management fees payable under the transaction and management fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The transaction and management fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as the Company and BMP may mutually determine. The Company has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and management fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and management fee agreement.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intelenet Agreement: In May 2009, the Company entered into the Master Service Agreement (“Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. The Company presently expects to make payments to Intelenet of approximately $71 million over a seven-year period that began in the second quarter of 2009. One of the members of its board of directors, Mr. Patrick Bourke, is an employee of the Sponsor and also serves on the board of directors of Intelenet. During the nine months ended September 30, 2010, the Company paid approximately $13.9 million to Intelenet.

Equity Healthcare Agreement: Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with our health benefit plans. In consideration for Equity Healthcare’s services, the Company will pay Equity Healthcare a fee of $2 per participating employee per month. As of September 30, 2010, the Company had approximately 6,700 employees enrolled in Equity Healthcare health benefit plans.

NOTE 13 — FINANCIAL GUARANTEES

The Company conducts substantially all of its business through its subsidiaries. Substantially all of the Company’s wholly-owned domestic subsidiaries (the “Guarantors”) fully and unconditionally guarantee the Series A-1 Notes and Series A-2 Notes on a senior secured basis. The Guarantors also guarantee our ABL Facility. See also Note 6—Long-Term Debt.

The following unaudited condensed consolidated financial statements quantify the financial position as of September 30, 2010 and December 31, 2009, the operations for the three and nine months ended September 30, 2010 and 2009, the cash flows for the nine months ended September 30, 2010 and 2009. These condensed consolidated financial statements present financial information for the parent issuer, the guarantor subsidiaries, the non-guarantor subsidiaries and consolidating adjustments, consisting of the entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2010

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$164,780	$—	$519	$(13,501)	$151,798
Short-term investments	253	—	—	—	253
Accounts receivable less allowance for doubtful accounts	—	307,561	831	—	308,392
Inventories, net	—	69,164	326	—	69,490
Deferred income taxes	12,158	75,852	—	—	88,010
Deferred expenses	—	3,219	—	—	3,219
Intercompany	247,203	254,536	—	(501,739)	—
Prepaid expenses and other current assets	4,405	20,696	11	—	25,112
Intercompany loan	360,000	—	—	(360,000)	—

TOTAL CURRENT ASSETS	788,799	731,028	1,687	(875,240)	646,274
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	175,317	25	—	175,342
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	35,132	44,061	28	—	79,221
GOODWILL	—	760,247	—	—	760,247
INTANGIBLE ASSETS, NET	460,000	119,992	—	—	579,992
DEFERRED DEBT ISSUANCE COSTS, NET	56,510	—	—	—	56,510
INTERCOMPANY RECEIVABLE	350,000	—	—	(350,000)	—
INVESTMENT IN SUBSIDIARIES	377,614	606	—	(378,220)	—
OTHER ASSETS	3,142	4,242	—	—	7,384

TOTAL ASSETS	$2,071,197	$1,835,493	$1,740	$(1,603,460)	$2,304,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$102,079	$257	$(13,501)	$88,835
Accrued payroll and related taxes and benefits	7,530	55,033	127	—	62,690
Other accrued liabilities	49,565	76,216	750	—	126,531
Deferred revenue	—	27,176	—	—	27,176
Intercompany	111,694	390,045	—	(501,739)	—
Current portion of long-term debt	—	361,575	—	(360,000)	1,575

TOTAL CURRENT LIABILITIES	168,789	1,012,124	1,134	(875,240)	306,807
LONG-TERM DEBT, net of current portion	1,017,500	350,757	—	(350,000)	1,018,257
DEFERRED INCOME TAXES	191,371	73,338	—	—	264,709
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	9,232	21,660	—	—	30,892

TOTAL LIABILITIES	1,386,892	1,457,879	1,134	(1,225,240)	1,620,665
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	687,561	437,616	—	(437,616)	687,561
(Accumulated deficit) retained earnings	(3,256)	(60,002)	606	59,396	(3,256)

TOTAL STOCKHOLDERS’ EQUITY	684,305	377,614	606	(378,220)	684,305

	$2,071,197	$1,835,493	$1,740	$(1,603,460)	$2,304,970

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2009

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$150,364	$7,208	$591	$—	$158,163
Short-term investments	23,673	—	—	—	23,673
Accounts receivable less allowance for doubtful accounts	7	251,149	977	—	252,133
Inventories, net	—	68,007	260	—	68,267
Deferred income taxes	17,497	69,519	—	—	87,016
Deferred expenses	—	3,049	—	—	3,049
Intercompany	606,473	381,071	—	(987,544)	—
Prepaid expenses and other current assets	5,213	19,149	—	—	24,362

TOTAL CURRENT ASSETS	803,227	799,152	1,828	(987,544)	616,663
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	198,770	38	—	198,808
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	28,393	51,805	29	—	80,227
GOODWILL	—	759,197	—	—	759,197
INTANGIBLE ASSETS, NET	460,000	122,259	—	—	582,259
DEFERRED DEBT ISSUANCE COSTS, NET	63,110	—	—	—	63,110
INTERCOMPANY RECEIVABLE	350,000	2,902	—	(352,902)	—
INVESTMENT IN SUBSIDIARIES	380,455	538	—	(380,993)	—
OTHER ASSETS	4,911	3,872	—	—	8,783

TOTAL ASSETS	$2,090,096	$1,938,495	$1,895	$(1,721,439)	$2,309,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$123,597	$259	$—	$123,856
Accrued payroll and related taxes and benefits	20,893	45,843	106	—	66,842
Other accrued liabilities	20,799	78,977	992	—	100,768
Deferred revenue	—	27,253	—	—	27,253
Intercompany	157,140	470,404	—	(627,544)	—
Current portion of long-term debt	77	361,613	—	(360,000)	1,690

TOTAL CURRENT LIABILITIES	198,909	1,107,687	1,357	(987,544)	320,409
LONG-TERM DEBT, net of current portion	1,020,402	351,956	—	(352,902)	1,019,456
DEFERRED INCOME TAXES	183,105	75,925	—	—	259,030
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	8,949	22,472	—	—	31,421

TOTAL LIABILITIES	1,411,365	1,558,040	1,357	(1,340,446)	1,630,316
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock	—	1	—	(1)	—
Additional paid-in capital	684,445	396,766	—	(396,766)	684,445
(Accumulated deficit) retained earnings	(5,714)	(16,312)	538	15,774	(5,714)

TOTAL STOCKHOLDERS’ EQUITY	678,731	380,455	538	(380,993)	678,731

	$2,090,096	$1,938,495	$1,895	$(1,721,439)	$2,309,047

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2010

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$523,707	$2,307	$—	$526,014
Income from subsidiaries	55,774	—	—	(55,774)	—

TOTAL NET REVENUES	55,774	523,707	2,307	(55,774)	526,014
TOTAL COST OF NET REVENUES	—	206,824	1,160	—	207,984
Provision for doubtful accounts	—	10,943	38	—	10,981
Selling, distribution and administrative	59,658	266,611	662	(55,774)	271,157
Amortization of intangible assets	230	805	—	—	1,035

TOTAL COSTS AND EXPENSES	59,888	485,183	1,860	(55,774)	491,157
OPERATING (LOSS) INCOME	(4,114)	38,524	447	—	34,857
Interest expense	32,445	291	—	—	32,736
Interest income and other	(15,857)	15,389	218	—	(250)

(LOSS) INCOME BEFORE TAXES	(20,702)	22,844	229	—	2,371
Income tax (benefit) expense	(32,496)	34,972	—	—	2,476

NET INCOME (LOSS)	11,794	(12,128)	229	—	(105)
Equity in income of subsidiaries, net of tax	(11,899)	229	—	11,670	—

NET (LOSS) INCOME	$(105)	$(11,899)	$229	$11,670	$(105)

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2010

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$1,547,124	$5,944	$—	$1,553,068
Income from subsidiaries	170,889	—	—	(170,889)	—

TOTAL NET REVENUES	170,889	1,547,124	5,944	(170,889)	1,553,068
TOTAL COST OF NET REVENUES	—	615,807	3,101	—	618,908
Provision for doubtful accounts	—	39,511	290	—	39,801
Selling, distribution and administrative	161,363	795,394	1,870	(170,889)	787,738
Amortization of intangible assets	688	3,089	—	—	3,777

TOTAL COSTS AND EXPENSES	162,051	1,453,801	5,261	(170,889)	1,450,224
OPERATING INCOME	8,838	93,323	683	—	102,844
Interest expense	97,640	331	—	—	97,971
Interest income and other	(50,352)	49,463	334	—	(555)

(LOSS) INCOME BEFORE TAXES	(38,450)	43,529	349	—	5,428
Income tax (benefit) expense	(42,747)	45,717	—	—	2,970

NET INCOME (LOSS)	4,297	(2,188)	349	—	2,458
Equity in income of subsidiaries, net of tax	(1,839)	349	—	1,490	—

NET INCOME (LOSS)	$2,458	$(1,839)	$349	$1,490	$2,458

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2009

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$517,476	$2,039	$—	$519,515
Income from subsidiaries	52,128	—	—	(52,128)	—

TOTAL NET REVENUES	52,128	517,476	2,039	(52,128)	519,515
TOTAL COST OF NET REVENUES	—	244,655	1,000	—	245,655
Provision for doubtful accounts	—	13,232	24	—	13,256
Selling, distribution and administrative	56,336	259,765	594	(52,128)	264,567
Amortization of intangible assets	230	(445)	—	—	(215)

TOTAL COSTS AND EXPENSES	56,566	517,207	1,618	(52,128)	523,263
OPERATING (LOSS) INCOME	(4,438)	269	421	—	(3,748)
Interest expense	31,738	317	—	—	32,055
Interest income and other	(16,143)	15,407	206	—	(530)

(LOSS) INCOME BEFORE TAXES	(20,033)	(15,455)	215	—	(35,273)
Income tax (benefit) expense	1,463	(13,755)	—	—	(12,292)

NET (LOSS) INCOME	(21,496)	(1,700)	215	—	(22,981)
Equity in income of subsidiaries, net of tax	(1,485)	215	—	1,270	—

NET (LOSS) INCOME	$(22,981)	$(1,485)	$215	$1,270	$(22,981)

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2009

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$1,552,435	$6,039	$—	$1,558,474
Income from subsidiaries	153,477	—	—	(153,477)	—

TOTAL NET REVENUES	153,477	1,552,435	6,039	(153,477)	1,558,474
TOTAL COST OF NET REVENUES	—	652,958	3,207	—	656,165
Provision for doubtful accounts	—	38,692	68	—	38,760
Selling, distribution and administrative	148,369	794,271	1,796	(153,477)	790,959
Amortization of intangible assets	603	2,137	—	—	2,740

TOTAL COSTS AND EXPENSES	148,972	1,488,058	5,071	(153,477)	1,488,624
OPERATING INCOME	4,505	64,377	968	—	69,850
Interest expense	95,996	628	—	—	96,624
Interest income and other	(56,073)	54,578	474	—	(1,021)

(LOSS) INCOME BEFORE TAXES	(35,418)	9,171	494	—	(25,753)
Income tax (benefit) expense	(7,495)	1,185	—	—	(6,310)

NET (LOSS) INCOME	(27,923)	7,986	494	—	(19,443)
Equity in income of subsidiaries, net of tax	8,480	494	—	(8,974)	—

NET (LOSS) INCOME	$(19,443)	$8,480	$494	$(8,974)	$(19,443)

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2010

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$10,053	$97,545	$(59)	$(13,501)	$94,038

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(15,416)	(69,253)	(13)	—	(84,682)
Purchases of short term investments	(8,087)	—	—	—	(8,087)
Maturities of short term investments	31,507	—	—	—	31,507
Proceeds from disposition of assets	27	607	—	—	634
Cash paid for acquisitions	—	(2,260)	—	—	(2,260)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,031	(70,906)	(13)	—	(62,888)

FINANCING ACTIVITIES
Payments on other long-term debt	—	(1,314)	—	—	(1,314)
Change in book-cash overdraft included in accounts payable	—	(32,533)	—	—	(32,533)
Debt issuance costs	(3,590)	—	—	—	(3,590)
Cash paid on profit interest units	(78)	—	—	—	(78)

NET CASH USED IN FINANCING ACTIVITIES	(3,668)	(33,847)	—	—	(37,515)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,416	(7,208)	(72)	(13,501)	(6,365)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,364	7,208	591	—	158,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$164,780	$—	$519	$(13,501)	$151,798

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2009

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$46,826	$93,309	$(41)	$—	$140,094

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(12,264)	(89,634)	(28)	—	(101,926)
Purchase of short-term investments	(27,875)	—	—	—	(27,875)
Maturities of short-term investments	1,746	—	—	—	1,746
Proceeds from disposition of assets	43	6,785	—	—	6,828
Cash paid for acquisitions	—	(1,161)	—	—	(1,161)

NET CASH USED IN INVESTING ACTIVITIES	(38,350)	(84,010)	(28)	—	(122,388)

FINANCING ACTIVITIES
Payments on Bridge Credit Agreement	(1,010,000)	—	—	—	(1,010,000)
Proceeds from ABL Facility	630	—	—	—	630
Payments on ABL Facility	(6,630)	—	—	—	(6,630)
Payments on other long-term debt	—	(2,170)	—	—	(2,170)
Proceeds from issuance of Series A-1 Notes	700,000	—	—	—	700,000
Proceeds from issuance of Series A-2 Notes	317,500	—	—	—	317,500
Change in book-cash overdraft included in accounts payable	—	(4,644)	—	—	(4,644)
Debt issuance costs	(18,495)	—	—	—	(18,495)
Equity contributions	2,075	—	—	—	2,075

NET CASH USED IN FINANCING ACTIVITIES	(14,920)	(6,814)	—	—	(21,734)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,444)	2,485	(69)	—	(4,028)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	159,393	8,260	365	—	168,018

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,949	$10,745	$296	$—	$163,990

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties such as the current global economic uncertainty, including the tightening of the credit markets and the recent significant declines and volatility in our global financial markets, that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this quarterly report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes and other information included in this quarterly report on Form 10-Q. References in this report to the “Company,” “we,” “us” and “our” refer to Apria Healthcare Group Inc. and its subsidiaries, unless otherwise noted or the context requires otherwise.

Overview. We have three core service lines: home respiratory therapy, home medical equipment and home infusion therapy. In these core service lines, we offer a variety of patient care management programs, including clinical and administrative support services, products and supplies, most of which are prescribed by a physician as part of a care plan. We provide these services to patients through approximately 500 locations throughout the United States. We have two reportable operating segments:

•	home respiratory therapy and home medical equipment; and

•	home infusion therapy.

On October 28, 2008, the Company was acquired (the “Merger”) by private investment funds affiliated with The Blackstone Group (“Blackstone” or the “Sponsor”).

Strategy. Our strategy is to position ourselves in the marketplace as a high-quality provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Through our acquisition of Coram in December 2007, we considerably increased our home infusion capabilities and expanded our platform for further cross-selling opportunities. Since January 1, 2007, we have expanded our home respiratory therapy and home medical equipment sales force by 41%. This focus has allowed us to more effectively market our products and services to physicians, hospital discharge planners and managed care organizations.

•

Continue to participate in the managed care market. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services will enable us to sign preferred provider agreements with managed care organizations. Managed care represented approximately 70% of our total net revenues for the nine months ended September 30, 2010.

•

Leverage our national distribution infrastructure. With approximately 500 locations and a robust platform supporting shared national services, we believe that we can efficiently add products, services and patients to our systems to grow our revenues and leverage our cost structure. For example, we have successfully leveraged this distribution platform across a number of product and service offerings, including a continuous positive airway pressure (“CPAP”)/ bi-level supply replenishment program, enteral nutrition and negative pressure wound therapy (“NPWT”) services, and we are using our nursing capacity to provide infusion services through our growing network of ambulatory infusion suites. We seek to achieve margin improvements through operational initiatives focused on the continual reduction of costs and delivery of incremental efficiencies. At the same time, we believe that it is essential to consistently deliver superior customer service in order to increase referrals and retain existing patients. Performance improvement initiatives are underway in all aspects of our operations including customer service, patient satisfaction, logistics, supply chain, clinical services and billing/collections. We believe that by being responsive to the needs of our patients and payors we can provide ourselves with opportunities to take market share from our competitors.

•

Continue to lead the industry in accreditation. The Medicare Improvement for Patients Act of 2008 (“MIPPA”) made accreditation mandatory for Medicare providers of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), effective October 1, 2009, per Centers for Medicare and Medicaid Services (“CMS”) regulation. We were the first durable medical equipment provider to seek and obtain voluntary accreditation from The Joint Commission. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission and, the Commission renewed our accreditation for another three years. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 18 years of continuous accreditation by The Joint Commission—longer than any other homecare provider.

•

Execute our strategic initiatives to drive profitability. For the past several years, we have successfully engaged in a range of cost savings initiatives to ease pressure on our revenue that has been and continues to be caused by Medicare and Medicaid reimbursement changes. These initiatives are designed to improve customer service, delivery and vehicle routing services, streamline the billing and payment process, effectively manage purchasing costs and improve the overall experience of the patients we serve. We launched a substantial cost reduction plan in late 2007. To date, we have made significant progress across a number of the identified initiatives targeting expected annual savings of approximately $172 million, of which we realized approximately $144 million through September 30, 2010.

Recent Developments. Exchange offer for Series A-1 Notes and Series A-2 Notes: In August 2010, we completed our registered exchange offer with respect to the Series A-1 Notes and Series A-2 Notes.

Outsourcing Initiatives Review: In August 2010, based on a review of key outsourcing initiatives, we refined our initial decisions concerning certain billing, collections and other administrative functions that were outsourced or designated to be outsourced to third parties. Based on our review, it was determined that certain of such functions should instead be performed by us. Accordingly, we are in the process of transitioning certain services presently outsourced to third parties back to us and expect to be substantially completed with that transition by June 30, 2011. In connection with that transition, we expect to incur associated one-time costs presently estimated to be $10 million. Further consolidation and outsourcing of billing, collections and other administrative functions are being evaluated on an ongoing basis.

Announcement of Single Payment Amounts (“SPAs”) and Contract Offer Process Related to Round 1 Rebid of the Medicare DMEPOS Competitive Bidding Program: In early July 2010, CMS announced the new SPAs for each of the product categories included in the Round 1 Rebid. CMS then began the contracting process with suppliers by issuing contract offer letters to qualified providers. We received and accepted contract offers for a substantial majority of the bids we submitted as announced by CMS on November 3, 2010. For example, for the oxygen product category, we won eight of our nine submitted bids; for the CPAP/bilevel category, we won seven of our nine bids and for enteral nutrition, we won all nine of our nine bids. A complete list of contract winners is available on the CMS website at www.cms.gov/DMEPOSCompetitiveBid. The new rates are still expected to take effect in January 2011. Approximately $21 million of our net revenues for the fiscal year ended December 31, 2009 was generated by the products and competitive bidding areas (“CBAs”) included in the Round 1 Rebid. We estimate that the initial results of the Round 1 Rebid would reduce our net revenues in the fiscal year ending December 31, 2011 by approximately $8 million, assuming the current contracts and no changes in volume. Assuming that Round 2 would include the same product categories and bidding rules and the markets currently being proposed by CMS, we estimate that approximately $110 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding. Although the bidding process for Round 2 is currently scheduled to commence in 2011, the new Round 2 rates and guidelines are not scheduled to take effect until January 2013. Therefore, we cannot estimate the impact of potential Round 2 rate reductions on our business until more specific information is published by CMS and its contractors.

Critical Accounting Policies. We consider the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to our consolidated financial statements. These policies require the most complex and subjective judgments of management. Additionally, the accounting policies related to goodwill, long-lived assets, share-based compensation and income taxes require significant judgment. These policies are presented in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report for the year ended December 31, 2009.

Government Regulation

We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Corporate contract services and legal department personnel review and approve written contracts subject to these laws. We also maintain various educational and audit programs designed to keep our managers updated and informed regarding developments on these topics and to reinforce to employees our policy of strict compliance in this area. Federal and state laws require that we obtain facility and other regulatory licenses and that we enroll as a supplier with federal and state health programs. Under various federal and state laws, we are required to make filings or submit notices in connection with transactions that might be defined as a change of control of the Company. We are aware of these requirements and routinely make such filings with, and seek such approvals from, the applicable regulatory agencies. Notwithstanding these measures, due to changes in and new interpretations of such laws and regulations, and changes in our business, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension or non-renewal; severe fines and penalties; the repayment of amounts previously paid to us and even the termination of our ability to provide services, including those provided under certain government programs such as Medicare and Medicaid. See “Risk Factors—Risks Relating to Our Business—Continued Reductions in Medicare and Medicaid Reimbursement Rates and the Comprehensive Healthcare Reform Package Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition” and “Risk Factors—Risks Relating to Our Business—Our Failure To Maintain Required Licenses Could Impact Our Operations.”

Medicare and Medicaid Revenues. In the three and nine months ended September 30, 2010 approximately 24% and 6% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively. No other third-party payor represented more than 8% of our total net revenues for the three and nine months ended September 30, 2010. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 8% of total net revenues for the three and nine months ended September 30, 2010.

Medicare Reimbursement. There are a number of legislative and regulatory initiatives in Congress and at CMS that affect or may affect Medicare reimbursement policies for products and services we provide. Specifically, a number of important legislative changes that affect our business were included in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which was signed into law in December 2003; the Deficit Reduction Act of 2005 (“DRA”), which was signed into law in February 2006; MIPPA, which became law on July 15, 2008 and the comprehensive healthcare reform package enacted by the Federal government in March 2010 (“the Reform Package”). These Acts and their implementing regulations and guidelines contain numerous provisions that were significant to us and continue to have an impact on our operations today, as described below.

DMEPOS Competitive Bidding. The MMA required implementation of a competitive bidding program for certain DMEPOS items. By statute, CMS was required to implement the DMEPOS competitive bidding program over time, with Round 1 of competition occurring in portions of 10 of the largest Metropolitan Statistical Areas (“MSAs”), in 2007, launch of the program in 2008 and in 70 additional markets in 2009, and in additional markets after 2009.

In 2007 and 2008, CMS sought and reviewed bids and developed a plan to implement Round 1 on July 1, 2008. CMS offered us contracts in several CBAs in Round 1; we accepted the contracts for certain product categories and declined others due to unacceptably low SPAs in certain markets, which would not adequately cover the cost of providing quality service to our patients in those areas. We, along with other winning contract suppliers, began providing services under Round 1 on July 1, 2008.

The bidding process for Round 1 was controversial and complex, which resulted in deadline extensions. Moreover, CMS was subject to numerous lawsuits seeking a delay of Round 1. Then on July 15, 2008, MIPPA was enacted which, among other provisions, delayed the DMEPOS competitive bidding program by requiring that Round 1 competition commence in 2009, and required a number of program reforms prior to CMS’ re-launching the program. As a result, contracts that were awarded under Round 1 were terminated. The new “Round 1 Rebid” contracting process opened on October 21, 2009, and bids had to be submitted by December 21, 2009. We submitted our bids and related documentation by the stated deadlines, and CMS informed us of their receipt. In late June 2010, CMS published a Proposed Rule containing several provisions related to the competitive bidding program. The Proposed Rule included the proposed list of 21 additional MSAs to be included in Round 2, as well as provisions relating to the diabetic supply category. Those provisions include a proposed definition of “mail order” and “non-mail order” items and a proposal for providers to supply a minimum level of product choices to patients. The public comment period on the Proposed Rule closed in August, and a Final Rule was published on November 2, 2010. CMS adjusted certain aspects of the geographic boundaries of three large MSAs, but otherwise the Round 2 markets are now final. In early July 2010, CMS announced the new SPAs for each of the product categories and each of the CBAs included in the Round 1 Rebid. CMS then began the contracting process with suppliers by issuing contract offer letters to qualified providers. The new rates are still expected to take effect in January 2011. Until then, all Medicare beneficiaries in the fee-for-service Medicare program may use any provider in any geographic area, including the CBAs, to obtain home medical equipment and oxygen therapy services and products.

Under MIPPA, the initial CBAs and product categories subject to rebidding are very similar to those of Round 1. MIPPA also excludes Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories as a competitive bidding product category in Round 1 and permanently excludes Group 3 Complex Rehabilitative Power Wheelchairs and Related Accessories as a competitive bidding product category. MIPPA also includes a new provision requiring bids for mail order diabetes testing supplies after Round 1 to include a certain percentage of all types of available diabetic testing strips.

The estimated annual total net revenues associated with the items that would have been subject to competitive bidding in Round 1 of what was to be the initial year of the program represented approximately 1.4% of our annual total net revenues. Although Medicare has not yet published its 2009 expenditures by CBA or product category, based on 2008 data provided during the Round 1 Rebid process, we estimate that after the DRA and MIPPA reimbursement reductions of 2009 and a change in our business mix since 2007 are allocated for, the estimated annual total net revenues associated with items subject to competitive bidding in the Round 1 Rebid is approximately 1.0% of our annual total net revenues. In early July 2010, CMS announced the new SPAs for each of the product categories and each of the CBAs included in the Round 1 Rebid. CMS then began the contracting process with suppliers by issuing contract offer letters to qualified providers. We received contract offers for a substantial majority of the bids we submitted. We did not receive contract offers for certain product categories in certain CBAs, but we expect to file a formal request to review certain of those bids since the bid winners were announced on November 3, 2010. Approximately $21 million of our net revenues for the fiscal year ended December 31, 2009 was generated by the products and CBAs included in the Round 1 Rebid. We estimate that the initial results of the Round 1 Rebid will impact our net revenues in the fiscal year ending December 31, 2011 by approximately $8 million, assuming the current contracts and no changes in volume.

Notwithstanding the changes MIPPA requires, competitive bidding imposes a significant risk to DMEPOS suppliers. Under the rules governing Round 1 and the Round 1 Rebid which proceeded after the delay, if a DMEPOS supplier operating in a CBA is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DMEPOS items supplied in that CBA for the time period covered by the competitive bidding program unless the supplier meets certain exceptions or acquires a winning bidder. Because the applicable statutes mandate financial savings from the competitive bidding program, a winning contract supplier will receive lower Medicare payment rates under competitive bidding than the otherwise applicable DMEPOS fee schedule rates. As competitive bidding is phased in across the country under the revised MIPPA implementation schedule, we will likely experience a reduction in reimbursement, as will most if not all other DMEPOS suppliers in the impacted areas. In addition, there is a risk that the new competitive bidding prices will become a benchmark for reimbursement from other payors. MIPPA does not prevent CMS from adjusting prices for DMEPOS items in non-bid areas; however, before using its authority to adjust prices in non-bid areas, MIPPA requires that CMS issue a regulation that specifies the methodology to be used and consider how prices through competitive bidding compare to costs for those items and services in the non-bid areas. In January 2009, CMS released an interim final rule on the DMEPOS competitive bidding program implementing certain MIPPA provisions requiring CMS to conduct the Round 1 Rebid in 2009 and mandating certain changes for both the Round 1 Rebid and subsequent rounds of the program, including (i) a decreased financial documentation burden, (ii) a process for providing feedback to suppliers regarding missing hardcopy documentation (primarily financial in nature, not the electronic bid form itself), and (iii) requiring bidders and, ultimately, contracted providers, to disclose to CMS information regarding accreditation status and subcontracting relationships. This interim final rule also formally exempted certain DMEPOS items (including crutches, canes, walkers, folding manual wheelchairs, blood glucose monitors and infusion pumps that are durable medical equipment) when furnished by hospitals to the hospitals’ own patients during an admission or on the date of discharge. In addition, the regulations permanently exclude Group 3 Complex Rehabilitative Power Wheelchairs and Related Accessories as a competitive bidding product category. The competitive bidding interim final rule became effective on April 18, 2009.

The Reform Package includes changes to the Medicare DMEPOS competitive bidding program. Significantly, Round 2 of the competitive bidding program has been expanded from 70 to 91 of the largest MSAs. CMS has announced that the effective date of the Round 2 pricing will be January 1, 2013; additional details concerning products to be included and other aspects of implementing

Round 2 will not be fully known until after CMS completes a rulemaking process, which was originally scheduled for the summer or fall of 2010. Assuming that Round 2 would include the same product categories, bidding rules and markets currently being proposed by CMS, we estimate that approximately $110 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding. Although the bidding process for Round 2 is currently scheduled to commence in 2011, the new Round 2 rates and guidelines are not scheduled to take effect until January 2013. Therefore, we cannot estimate the impact of potential Round 2 rate reductions on our business until more specific information is published by CMS and its contractors. The Reform Package also gives the Secretary of Health and Human Services the authority to apply competitive bid pricing to non-bid areas, but details of that process are unlikely to be understood until after CMS issues guidance or completes a related rulemaking process.

With respect to the competitive bidding program generally, at a March 2010 Program Advisory and Oversight Committee (“PAOC”) meeting, CMS briefed the PAOC regarding the next round of the DMEPOS competitive bidding program. With review of Round 1 Rebid bids then underway, the briefing focused on certain aspects of Round 2, which is mandated by MIPPA to begin in 2011. CMS expects to make changes to the program through the rulemaking process and anticipated that another proposed rule would be published, with a final rule to be published in the fall of 2010 relating to the Round 2 product categories, and then begin pre-bidding supplier education. Although that deadline may not be met, CMS anticipates that it will announce the Round 2 bidding schedule and begin the bidding process, with bidder registration, in the winter of 2011. CMS plans to complete the bid evaluation process, announce the SPAs and begin the contract process for Round 2 in the spring of 2012. In addition, CMS plans to announce the Round 2 contract suppliers in the summer of 2012. We cannot quantify what negative impact, if any, the revised program, including the expansion of Round 2, will have upon our revenue or operations once the program is reinitiated, but it could be material.

Nevertheless, we believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share under Medicare competitive bidding. However, there is no guarantee that we will be selected as a winning contract supplier in any phase of the program and be awarded competitive bidding contracts by CMS. Under the current competitive bidding regulations, if we are not selected as a winning contract supplier for a particular CBA, we will generally not be allowed to supply Medicare beneficiaries in the CBA with products subject to competitive bidding, unless we elect to continue to service existing patients under the “grandfathering provision” of the most recent final rule or we acquire a winning supplier. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position in a particular CBA even if we are not selected as a contract supplier.

Medicare Fee Schedule for DMEPOS and Consumer Price Index (“CPI”) Adjustments. In addition to the adoption of the DMEPOS competitive bidding program, the MMA implemented a five-year freeze on annual CPI payment increases for most durable medical equipment from 2004 to 2008. In MIPPA, in order to offset the cost of, or “pay for,” the delay in the implementation of the DMEPOS competitive bidding program, Congress approved a nationwide average payment reduction of 9.5% in the DMEPOS fee schedule for those product categories included in Round 1, effective January 1, 2009. These product categories could be subjected to a legislated CPI update in 2014, except if the item is still subject to competitive bidding or CMS has otherwise adjusted the payment rate.

The MIPPA legislation also authorized nationwide CPI increases from 2009 to 2013 for those DMEPOS items that were not subject to competitive bidding in July 2008. The CPI update for 2009 for non-competitively bid items was 5%. For 2010, the CPI was -1.4%, however, the annual DMEPOS updates cannot be negative. Accordingly, the CPI update in 2010 is 0%. The Reform Package makes changes to the Medicare durable medical equipment consumer price index adjustment for 2011 and each subsequent year based upon the CPI reduced by a new productivity adjustment which may result in negative updates. Accordingly, the CPI-U update for DMEPOS will be 1.1% in January 2011, but the aforementioned productivity adjustment is expected to be approximately the same, and so the net result is a 0 to .1% CPI increase in 2011.

Capped Rentals and Oxygen Equipment. Under the DRA, beginning with Medicare beneficiaries who received DMEPOS products and services as of January 2006, ownership of certain durable medical equipment categorized by CMS in the “capped rental” category (e.g., hospital beds, wheelchairs, nebulizers, patient lifts and CPAP devices) automatically transfers to the Medicare beneficiary at the end of a maximum rental period. As of January 1, 2006, the maximum rental period for this category became 13 months. Therefore, the first month in which the new policy had an impact on our revenue was February 2007. In addition, the service and maintenance fee, which had been paid to suppliers twice yearly after the rental period ended in order to cover various non-equipment service costs for patients who require use of the equipment, was eliminated for those patients who commenced service on or after January 1, 2006. However, the DRA provides for additional payments for maintenance and service of the item for repair parts and labor not covered by a supplier’s or manufacturer’s warranty. Implementing regulations also imposed other repair and replacement obligations on suppliers with respect to equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years.

With respect to oxygen equipment, the DRA converted Medicare reimbursement for oxygen equipment from an ongoing rental method to a capped rental and rent-to-purchase methodology and limited reimbursement for rental of oxygen equipment to the current 36-month maximum. The DRA mandated that, after the 36-month rental period, the ownership of the equipment would transfer to the Medicare beneficiary, who would assume primary responsibility for identifying when repairs or preventive maintenance are needed. However, MIPPA repealed the mandatory title transfer for oxygen equipment. The existing implementing regulations to the DRA and MIPPA provisions also limit supplier replacement of oxygen equipment during the rental period, and require suppliers to replace beneficiary-owned equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years. As a result, the equipment will continue to be owned by the home oxygen provider for as long as the patient’s medical need exists, after which time it will be returned to the home oxygen provider.

The 36-month rental period was retroactively applied to January 1, 2006 for all beneficiaries requiring oxygen as of December 31, 2005. Accordingly, Medicare services provided on or after January 1, 2009 were the first Medicare claims in which the rental cap impacted us. DRA regulations, which remain intact despite the repeal of mandatory title transfer, established new payment classes for oxygen equipment, including transfilling and portable equipment, new monthly rental reimbursement rates, and new reimbursement rates for the delivery of oxygen contents, if applicable. On November 19, 2008, CMS published revised regulations implementing DRA and MIPPA. Under the revised regulations, suppliers must continue furnishing oxygen equipment after the 36-month rental cap period during any period of medical need for the remainder of the reasonable useful lifetime of the equipment, with certain limited exceptions. CMS also specified that a new period of continuous use will not begin following the 36-month rental cap period until the end of the equipment’s reasonable useful lifetime, unless the equipment is replaced because it is lost, stolen, irreparably damaged, or is replaced after the reasonable useful life expires. CMS has provided that the reasonable useful lifetime of oxygen equipment is five years (60 months). Therefore, a new oxygen capped rental period (36 months) may begin after the five year (60 months) useful lifetime of the oxygen equipment. However, at least one Durable Medical Equipment Medicare Administrative Contractor (“DMEMAC”) has provided that a patient must request that the supplier provide the new oxygen equipment and the supplier may not arbitrarily issue new equipment. Among other provisions, CMS also stated that it would not reimburse suppliers for oxygen tubing, cannulas and supplies patients may need between the 37th and 60th months of oxygen therapy and requires that the initial supplier of oxygen therapy make arrangements with another supplier if a patient relocates temporarily or permanently outside of the initial supplier’s service area. In addition, CMS stated that it would not establish any reimbursement rates for non-routine services patients may require after the 36-month rental period. Our policies and procedures conform to the pertinent implementing regulations of the DRA and MIPPA.

Regarding repairs and maintenance of oxygen equipment, CMS revised its regulations so that for services provided on or after January 1, 2009, the implementing regulations permitted payment in calendar year 2009 only to suppliers for general maintenance and servicing of certain oxygen equipment every six months, beginning after the first six-month period elapsed after the initial 36-month rental period. The final rule governing repairs and maintenance of oxygen equipment limits payment for general maintenance and servicing visits to 30 minutes of labor based on rates the Medicare contractors establish. With respect to equipment parts, CMS has stated that payments will not be made for equipment parts and that the supplier is responsible for replacing the parts on equipment from the supplier’s inventory in order to meet the patient’s medical need for oxygen. CMS issued guidance in November 2009 continuing the general maintenance and servicing payments for certain oxygen equipment.

In a Proposed Rule issued in June 2010, CMS proposed to change the threshold rental month from which the original oxygen supplier would continue to be responsible for serving a patient, regardless of his/her move outside of the supplier’s service area, from the 36th to the 18th month. The agency sought public comments, and in a Final Rule published on November 2, 2010, the agency indicated that it would not change its current policy but would continue to study the issue. We cannot speculate on any future changes CMS may make to its repair, maintenance and service, supply or other fee schedules related to oxygen. We may or may not continue to provide repair and maintenance service on oxygen equipment that has met the cap. We routinely evaluate the impact of the changes caused by both the DRA and MIPPA and adjust our operating policies accordingly.

In recent years, there have been several legislative and executive branch efforts to further reduce the maximum rental period for oxygen therapy, equipment and related services. Former President Bush’s 2007, 2008 and 2009 healthcare budget proposals sought to reduce the maximum rental period for oxygen equipment from the DRA-mandated 36 months to 13 months, which was recommended by the U.S. Department of Health and Human Services’ (“HHS”) Office of Inspector General (“OIG”) in a limited study of the oxygen benefit published in 2006 entitled “Medicare Home Oxygen: Equipment Cost and Servicing.” Neither President

Obama’s 2010 budget proposal nor the Reform Package included a reduction in the oxygen rental period. However, it is premature to know whether future budgets or proposals will contain such a provision or any other provisions based on these or future studies released by one or more government agencies.

Over the course of 2008, CMS and the DMEMACs issued coverage determinations for positive airway pressure (“PAP”) devices, including CPAP and bi-level devices. Among other changes, the new Medicare DMEMAC local coverage determinations (“LCDs”) require additional documentation of clinical benefit of the PAP devices for continued coverage of the device beyond the first three months of therapy. Specifically, for PAP devices with initial dates of service on or after November 1, 2008, documentation of clinical benefit must be demonstrated by: (1) a face-to-face clinical re-evaluation by the treating physician (between the 31st and 90th day) with documentation that symptoms of obstructive sleep apnea are improved; and (2) objective evidence of adherence to use of the PAP device, reviewed by the treating physician. The LCDs define adherence to therapy as the use of the PAP device greater than or equal to 4 hours per night on 70% of nights during a consecutive thirty (30) day period anytime during the first three months of initial usage. If the clinical benefit requirements are not met, then continued coverage of the PAP device and related accessories are denied by Medicare as not medically necessary. We believe these requirements effectively require suppliers to supply PAP devices that monitor patient compliance and record hours of use, which adds to our expense structure without a corresponding increase in payments from Medicare. Beginning in late 2008 and continuing into 2010, we have adjusted our operational model, patient care and payment policies to comply with these new Medicare requirements. These requirements only apply to Medicare Part B fee-for-service patients, not to those patients enrolled in Medicare Advantage or commercial health plans, and Medicare Part B fee-for-service represents a smaller portion of the overall PAP patient market. Despite our intensive efforts to educate patients about the importance of complying with their physician-prescribed therapy, some of our Medicare Part B patients do not meet the threshold for compliance. In order to reduce the impact of the LCDs, we are continuing to educate patients and referral sources concerning the importance of compliance with the patient’s prescribed therapy. However, these and similar LCDs are likely to continue to impact the PAP industry.

Reimbursement for Inhalation and Infusion Therapy Drugs. As a result of the MMA, beginning January 2005, Medicare Part B reimbursement for most drugs, including inhalation drugs, became based upon the manufacturer-reported ASP (subject to adjustment each quarter), plus 6%, plus a separate dispensing fee per patient episode. CMS publishes the ASP plus 6% payment levels in the month that precedes the first day of each quarter, and we have no way of knowing if the quarterly ASPs will increase or decrease since manufacturers report applicable ASP information directly to CMS. Since 2006, dispensing fees have remained at $57.00 for a 30-day supply for a new patient, $33.00 for each 30-day supply thereafter, and $66.00 for each 90-day supply.

The Medicare reimbursement methodology for non-compounded, infused drugs administered through durable medical equipment, such as infusion pumps, was not affected by this MMA change. It remains based upon either 95% of the October 1, 2003 Average Wholesale Price (“AWP”) or, for those drugs whose AWPs were not published in the applicable 2003 compendia, at 95% of the first published AWP. Also, coding and reimbursement changes pertaining to compounded medications, issued in 2007, did not have a material impact on us due to the extremely low volume of patient-specific, physician-prescribed compounding that was performed by our inhalation pharmacies.

Although CMS had considered issuing a National Coverage Decision (“NCD”) for certain inhalation drug therapies, in the third quarter of 2007, CMS issued a NCD that stated that no national coverage policy was appropriate at that time. Rather, CMS stated that it would continue to defer decisions about the medical necessity of individual respiratory drugs to the local contractors. Thereafter, in April of 2008, the DMEMACs finalized proposed LCD policies for several respiratory drugs, including Xopenex® and DuoNeb®1. Each of these two drugs was subjected to a separate “least costly alternative” (“LCA”) policy which would have changed the reimbursement methodology in a way that would effectively have eliminated Medicare beneficiary access to these drugs which are frequently used to treat COPD. After complaints were filed by Medicare beneficiaries in the Federal District Court for the District of Columbia, CMS announced that it planned to withdraw the LCA for Xopenex. On November 5, 2008, the plaintiffs in the Xopenex case filed a Motion to Voluntarily Dismiss all claims in the litigation. Subsequent to the filing of the complaint in the DuoNeb case, CMS postponed the LCA for DuoNeb until November 1, 2008. In November 2008, the Federal District Court for the District of Columbia enjoined CMS’s LCA for DuoNeb, saying that the Medicare program’s policy of paying for only “the least costly alternative” was not permitted under the Medicare law and finding that Medicare and some of its contractors had unlawfully limited payments for DuoNeb. The court made two distinct findings on the merits, in summary: (1) with limited exceptions (e.g., a public health emergency) CMS does not have the authority to deviate from the 106% ASP calculation for a covered Part B drug, and (2) the

[1]	Xopenex is a registered trademark of Sepracor, Inc., and DuoNeb is a registered trademark of Dey Labs, LLC.

“reasonable and necessary” language in Section 1862 refers to coverage only and cannot be applied to reimbursement determinations. The court reasoned that CMS’s position would have given the Secretary of HHS significant discretion to determine the amount paid for every item and service covered by Medicare, without reference to the detailed formulas established in the laws enacted by Congress. This decision was appealed by the government in the U.S. Court of Appeals for the District of Columbia. In December 2009, the U.S. Court of Appeals for the District of Columbia upheld the District Court’s ruling in all regards and confirmed the distinction between Medicare coverage and reimbursement by ruling that the Medicare statute precludes the Secretary from issuing a coverage determination that sets the reimbursement rate for a covered drug based on the “least costly alternative”. This decision has national implications for the coverage of inhalation drugs. The time period for the government to file an appeal of the Court of Appeals’ decision has expired, and the government did not appeal.

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

Due to ongoing Part D and Part B coverage and payment issues associated with home infusion therapy, the industry is continuing to work with CMS and Congress to rectify the Medicare coverage and payment limitations that restrict Medicare beneficiary and referral source access to quality home infusion therapy services. Bills were introduced in the 111th Congress in January 2009 (as they were in both the 109th and 110th Congress) to consolidate home infusion therapy coverage under Part B. The Medicare Home Infusion Coverage Act of 2009 would provide for Medicare infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector, including Medicare Advantage plans. Industry representatives continue to present the cost-saving and patient care advantages of home infusion therapy to CMS, members of Congress and the Obama Administration in an effort to, at a minimum, include a formal demonstration project in either CMS’ work plan or future legislation. Testimony before the Senate Finance Committee in September 2009 acknowledged the current gap in coverage and potential benefits of home infusion therapy to the Medicare program and beneficiaries. At this time, we cannot predict whether legislation will be passed or whether CMS will include a demonstration project in a future work plan.

Enrollment and Accreditation of Durable Medical Equipment Suppliers; Surety Bond Requirements. While we support the elimination of fraudulent suppliers and are working with CMS to support these initiatives, we also note that a number of initiatives and developments with respect to the enrollment and accreditation of providers could impact our operations in the future. For example, all durable medical equipment providers who bill the Medicare program for DMEPOS services and products are required by MIPPA to be accredited. We and all of our branches currently are accredited. If we or any of our branches lose accreditation, or if any of our new branches are unable to become accredited, that could have a material adverse effect on our results of operations, cash flow and capital resources.

In July 2007, CMS issued a proposed rule requiring all DMEPOS suppliers to provide CMS with a surety bond of at least $65,000 for each National Provider Identifier (“NPI”) number the supplier holds. On January 2, 2009, CMS issued the final rule, requiring a surety bond of $50,000 by October 2, 2009 per NPI number which Medicare has approved for billing privileges. Apria obtained the required surety bonds for all of its applicable locations before the deadline and received confirmation from the National Supplier Clearinghouse (“NSC”) that the NSC has recorded the bonds properly in its records. In addition, the NSC prescribes an elevated bond amount of $50,000 per occurrence of an adverse legal action within the 10 years preceding enrollment, reenrollment or revalidation. The rule, effective March 3, 2009, is designed to ensure that Medicare can recover any erroneous payment amounts or civil money penalties up to $50,000 that result from fraudulent or abusive supplier billing practices.

In October 2008, CMS announced enhancements to its program integrity initiatives designed to identify and prevent waste, fraud and abuse. The initiatives include: (i) conducting more stringent reviews of DMEPOS suppliers’ applications, including background checks of new DMEPOS suppliers’ principals and owners to ensure they have not been suspended by Medicare; (ii) making unannounced site visits to suppliers and home health agencies to ensure they are active, legitimate businesses; (iii) implementing extensive pre- and post-payment claims review; (iv) verifying the relationship between physicians who order a large volume of DMEPOS equipment and the beneficiaries for whom they ordered these services; and (v) identifying and visiting beneficiaries to ensure appropriate receipt of Medicare-reimbursable items and services. We work cooperatively with CMS and its contractors in response to these initiatives but cannot predict whether CMS’ various program integrity efforts will or will not negatively impact our operations.

In August 2010, CMS released a final rule imposing more stringent standards for DMEPOS suppliers, which introduced several new enrollment standards and expanded some existing standards and participation requirements, all of which DMEPOS suppliers must meet to establish and maintain billing privileges in the Medicare program. These standards became effective on September 27, 2010.

Following the implementation of a 3-year demonstration program using Recovery Audit Contractors (“RACs”) to detect and correct improper payments in the Medicare fee-for-service program, the Tax Relief and Health Care Act of 2006 required HHS to establish the RAC initiative as a permanent, nationwide program by no later than January 1, 2010. CMS selected the four RAC contractors for the permanent RAC program and the permanent RAC program is currently underway. Prior to initiating any audits, RACs are required to obtain CMS’ pre-approval of the issue that will be subject to audit, and then post the approved audit issue on their websites. All RACs have now posted CMS-approved audit issues on their websites. The currently posted approved audit issues include those which apply to Durable Medical Equipment (“DME”) suppliers. States have also implemented similar state Medicaid audit programs, often know as Medicaid Integrity Contractors (“MICs”). The Reform Package expands the RAC program to include Medicare Parts C and D in the program. In addition, the Reform Package requires states to establish contracts with RACs to identify underpayments and overpayments and to recoup overpayments made for services provided under State Medicaid programs. In addition, in March of 2010, President Obama issued a presidential memorandum announcing a government-wide program expanding the use “payment recapture audits” in order to reclaim improper payments. We cannot at this time quantify any negative impact that the expansion of the RAC program or other similar programs may have on us.

Also in October 2008, CMS announced the establishment of new Zone Program Integrity Contractors (“ZPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors (“PSCs”). Industry-wide, ZPIC audit activity increased in the third quarter of 2010 and is expected to continue to increase for the foreseeable future. The industry trade association is advocating for more contractor transparency and consistency surrounding all government audit activity directed toward the DMEPOS industry.

Other Issues

•

Medical Necessity & Other Documentation Requirements. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DMEMAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. We have implemented policies and procedures to meet Medicare’s documentation requirements. However, some DMEMAC and other government auditors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. If these or other burdensome positions are generally adopted by auditors, DMEMACs, other contractors or CMS in administering the Medicare program, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making refunds and other payments to Medicare and our future revenues from Medicare may be reduced. We cannot currently predict the adverse impact, if any, these interpretations of the Medicare documentation requirements might have on our operations, cash flow and capital resources, but such impact could be material.

•

Inherent Reasonableness. The Balanced Budget Act of 1997 granted authority to HHS to increase or reduce Medicare Part B reimbursement for home medical equipment, including oxygen, by up to 15% each year under an “inherent reasonableness” authority. Pursuant to that authority, CMS published a final rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. Neither HHS nor CMS has issued any subsequent communication or information for several years and therefore, we cannot predict whether or when HHS would exercise its authority in this area or predict any negative impact of any such change.

The impact of changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through September 30, 2010. We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates.

Medicaid Reimbursement. State Medicaid programs implement reimbursement policies for the items and services we provide that may or may not be similar to those of the Medicare program. Budget pressures on these state programs often result in pricing and coverage changes that may have a detrimental impact on our operations and/or financial performance. States sometimes have interposed intermediaries to administer their Medicaid programs, or have adopted alternative pricing methodologies for certain drugs, biologicals, and home medical equipment under their Medicaid programs that reduce the level of reimbursement received by us without a corresponding offset or increase to compensate for the service costs incurred. For example, Medi-Cal adopted a regulation that limits the amounts a provider can bill for certain durable medical equipment and medical supplies. In March 2009, the California Association of Medical Product Suppliers (“CAMPS”) initiated a lawsuit to invalidate this regulation as having been adopted in violation of California’s Administrative Procedure Act. On August 3, 2009, the court entered a decision denying CAMPS’ petition. CAMPS has appealed the court’s decision. If the regulation is ultimately upheld, it would most likely result in our making refunds and other payments to Medi-Cal, and our future revenues from Medi-Cal may be reduced. Historically, when such regulatory or administrative burdens have been imposed, or such alternative pricing methodologies were adopted, we have sometimes elected to stop accepting new Medicaid patient referrals for the affected drugs, biologicals, and home medical equipment. We are currently evaluating the possibility of stopping or reducing our Medicaid business in a number of states with reimbursement or administrative policies that make it difficult for us to safely care for patients or conduct operations profitably. Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states which, combined with the current economic environment and state deficits, could further strain state budgets and therefore result in additional policy changes or rate reductions. We cannot currently predict the adverse impact, if any, that any such change to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether other states will consider similar or other reimbursement reductions, whether healthcare reform provisions pertaining to Medicaid will ultimately be passed into law or whether any such changes would have a material adverse effect on our results of operations, cash flow and capital resources.

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of a number of components pertaining to the privacy and security of certain protected health information (“PHI”), as well as the standard formatting of certain electronic health transactions. Many states have similar, but not identical, restrictions. Existing and any new laws or regulations have a significant effect on the manner in which we handle healthcare related data and communicate with payors. Among other provisions, the HITECH Act of the American Recovery and Reinvestment Act of 2009, includes additional requirements related to the privacy and security of PHI, clarifies and increases penalties of HIPAA and provides State Attorneys General with HIPAA enforcement authority. We have adopted a number of policies and procedures to conform to HIPAA requirements, as modified by the HITECH Act of the American Recovery and Reinvestment Act of 2009, throughout our operations and educated our workforce about HIPAA provisions. We face potential administrative, civil and criminal sanctions if we do not comply with the existing or new laws and regulations. Imposition of these sanctions could have a material adverse effect on our operations.

Enforcement of Healthcare Fraud and Abuse Laws. In recent years, the federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the healthcare fraud and abuse laws. Moreover, Congress adopted a number of additional provisions in the Reform Package that are designed to reduce healthcare fraud and abuse. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area. From time to time, we may be the subject of investigations or a party to additional litigation which alleges violations of law. If any of those matters were successfully asserted against us, there could be a material adverse effect on our business, financial position, results of operations or prospects.

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

Some states have enacted statutes and regulations similar to the federal anti-kickback statute, but which apply not only to the federal healthcare programs, but also to any payor source of the patient. These state laws may contain exceptions and safe harbors that are different from those of the federal law and that may vary from state to state. A number of states in which we operate have laws that prohibit fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Additionally, several states have passed laws further regulating interactions between healthcare providers and physician referral sources. In late 2009, the state of New York enacted a requirement for certain healthcare providers to file a formal statement in which they attest that they have adopted a formal corporate compliance program which meets the state’s specific requirements; we complied with that requirement. Possible sanctions for violations of these restrictions include exclusion from state-funded healthcare programs, loss of licensure, and civil and criminal penalties. Such statutes vary from state to state, are often vague and often have been subject to only limited court or regulatory agency interpretation.

Marketing Laws. Because of our drug compounding and oxygen services, we may be subject to new and increasingly common state laws and regulations regarding our marketing activities and the nature of our interactions with physicians and other healthcare entity customers. These laws may require us to comply with certain codes of conduct, limit or report certain marketing expenses, disclose certain physician and customer arrangements, and ensure the appropriate licensure of certain sales personnel. There have also been similar federal legislative and regulatory initiatives. Violations of these laws and regulations, to the extent applicable, could subject us to civil and criminal fines and penalties, as well as possible exclusion from participation in federal healthcare programs, such as Medicare and Medicaid. From time to time, we may be the subject of investigations or audits or be a party to litigation which alleges violations of these laws. If any of those matters were successfully asserted against us, there could be a material adverse effect on our business, financial position, results of operations or prospects.

Physician Self-Referral. Certain provisions of the Omnibus Budget Reconciliation Act of 1993 (the “Stark Law”) prohibit healthcare providers such as us, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for designated health services if we have a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by us, including durable medical equipment and home health services. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. The Stark Law prohibition applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal anti-kickback statute, an intent to violate the law is not required. Like the federal anti-kickback statute, the Stark Law contains a number of statutory and regulatory exceptions intended to protect certain types of transactions and business arrangements from penalty.

In order to qualify an arrangement under a Stark Law exception, compliance with all of the exception’s requirements is necessary. Violations of the Stark Law may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs.

In addition, a number of the states in which we operate have similar prohibitions against physician self-referrals, which may not necessarily be limited to Medicare or Medicaid services and may not include the same statutory and regulatory exceptions found in the Stark Law.

False Claims. The federal False Claims Acts impose civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the federal civil False Claims Act may result in treble damages, civil monetary penalties and exclusion from the Medicare, Medicaid and other federally funded healthcare programs. If certain criteria are satisfied, the federal civil False Claims Act allows a private individual to bring a qui tam suit on behalf of the government and, if the case is successful, to share in any recovery. Federal False Claims Act suits brought directly by the government or private individuals against healthcare providers, like us, are increasingly common and are expected to continue to increase.

The federal government has used the federal False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. The government and a number of courts also have taken the position that claims presented in violation of certain other statutes, including the federal anti-kickback statute or the Stark Law, can be considered a violation of the federal False Claims Act, based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement.

On May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009 (“FERA”). Among other things, FERA modifies the federal False Claims Act by expanding liability to contractors and subcontractors who do not directly present claims to the federal government. FERA also expanded the False Claims Act liability for what is referred to as a “reverse false claim” by explicitly making it unlawful to knowingly conceal or knowingly and improperly avoid or decrease an obligation owed to the federal government.

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

The increased public focus on waste, fraud and abuse and their related cost to society will likely result in additional Congressional hearings, CMS regulatory changes or new laws. The Reform Package also provides for new regulatory authority, additional fines and penalties. At this time, we cannot predict whether these or other reforms will ultimately become law, or the impact of such reforms on our business operations and financial performance.

Certification of Compliance Agreement. Pursuant to the merger agreement to acquire Coram, we assumed Coram’s obligations. On August 22, 2007, Coram entered into a three-year Compliance Agreement with the OIG which obligated Coram to maintain a compliance program to monitor and ensure compliance with federal healthcare program requirements and submit timely reports to the government regarding the same. Violation of the terms of the Compliance Agreement could have resulted in the imposition of penalties and sanctions, including disqualification from Medicare and other reimbursement programs. After submitting our final report to the OIG (as required under the Compliance Agreement), the OIG issued a closure letter to us dated September 21, 2010 and that the Compliance Agreement has concluded to the satisfaction of the OIG. The Company and its Coram division will continue to implement an enterprise-wide corporate compliance program which is grounded in existing laws, rules and regulations and guidelines for healthcare organizations issued by the OIG.

Facility and Clinician Licensure. Various federal and state authorities and clinical practice boards regulate the licensure of our facilities and clinical specialists working for us, either directly as employees or on a per diem or contractual basis. Regulations and requirements vary from state to state, and in some states, we are required to make filings in connection with transactions that may be defined as a change of control. Moreover, several states are currently contemplating the establishment or expansion of facility licensure related to the home healthcare industry. We are committed to complying with all applicable licensing requirements and maintain centralized functions to manage over 4,500 facility licenses and/or permits that are required to operate our business.

Healthcare Reform Legislation. Economic, political and regulatory influences are causing fundamental changes in the healthcare industry in the United States. Various healthcare reform proposals are formulated and proposed by the legislative and administrative branches of the federal government on a regular basis. In addition, some of the states in which we operate periodically consider various healthcare reform proposals. Even with the passage of the Reform Package, we anticipate that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. A number of parties, including some State governments, have begun to challenge the Reform Package, and we cannot predict the outcome of such challenges, if any. The mid-term elections may also change the composition of the Congress and thus the priorities related to healthcare. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, or when they may be adopted, or that any such reforms will not have a material adverse effect on our results of operations, cash flow, capital resources and liquidity.

Results of Operations

Three Months Ended September 30, 2010 and 2009

Net Revenues. Net revenues increased $6.5 million, or 1.3%, to $526.0 million in the three months ended September 30, 2010 from $519.5 million in the three months ended September 30, 2009. The increase in revenue was due primarily to an increase in home infusion therapy revenue. The increase was primarily offset by a decrease in revenue due to the non-renewal or termination of, or changes to, certain payor contracts. We expect to continue to strategically evaluate our payor contracts.

We also expect to continue to face pricing pressures from Medicare and Medicaid as well as from our managed care customers as these payors seek to lower costs by obtaining more favorable pricing from providers such as us. In addition to the pricing reductions, such changes could cause us to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue. See “—Government Regulation.”

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin in the three months ended September 30, 2010 was 60.5%, compared to 52.7% in the three months ended September 30, 2009. Included in cost of revenue in the three months ended September 30, 2009 was intangible asset amortization related to our patient backlog of $42.2 million, which was fully amortized during the year ended December 31, 2009 and did not recur in 2010, and the favorable impact of certain cost of goods sold adjustments. Excluding the impact of intangible asset amortization and the favorable impact of certain cost of goods sold adjustments, the overall gross profit margin percentage for the three months ended September 30, 2009 would have been 60.7%. The decline in gross profit margin percentage is primarily due to an increase in the revenue of the home infusion therapy segment as a percent of total company revenue. Our home infusion therapy segment has a lower gross profit margin as a percentage of net revenues than the home respiratory therapy and home medical equipment segment. This decline in the gross profit margin percentage is partially offset by our ability to obtain favorable pricing on the purchase of products.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management may adjust for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 2.1% and 2.6% in the three months ended September 30, 2010 and the three months ended September 30, 2009, respectively.

Selling, Distribution and Administrative Expenses. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical services, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Some are also very sensitive to market-driven price fluctuations such as facility lease and fuel costs. The administrative expenses include overhead costs incurred by the operating locations, regional and corporate support functions. These expenses are generally less sensitive to fluctuations in revenue growth than operating costs.

Selling, distribution and administrative expenses, expressed as a percentage of total net revenues was 51.5% for the three months ended September 30, 2010 compared to 50.9% for the three months ended September 30, 2009.

Selling, distribution and administrative expenses increased by $6.6 million for the three months ended September 30, 2010 over the three months ended September 30, 2009. The increase was comprised of a $3.0 million decrease in labor and other related expenses offset by an increase in other operating expenses of $9.6 million. The decrease in labor and other related expenses was due to reduced salaries and termination benefits as a result of headcount reductions due primarily to the outsourcing of certain functions relating to documentation, billing, reimbursement, and information technology, and lower management incentive compensation program expense as a result of not meeting certain targets in 2010. These decreases were partially offset by an increase in labor expenses due to increases in our home respiratory therapy and home medical equipment sales force and an increase in infusion labor expense to support the growth in our infusion revenue. The increases in other operating expenses of $9.6 million were primarily due to an increase in professional fees and expenses related to the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. In addition, we incurred increased professional fees related to 2010 corporate initiative projects, an increase in depreciation related to information technology assets, and an increase in travel and marketing expenses related to sales force expansion and operations training. The increases in other operating expenses were partially offset by expenses associated with other corporate initiative projects that occurred in 2009 that did not recur in 2010.

Amortization of Intangible Assets. Amortization of intangible assets was $1.0 million in the three months ended September 30, 2010 and $(0.2) million in the three months ended September 30, 2009. The amortization expense primarily results from the revaluation of intangible assets as a result of the Merger, including the finalization of the intangible asset valuation in 2009.

Interest Expense. Interest expense increased $0.6 million, or 2.1%, to $32.7 million in the three months ended September 30, 2010 from $32.1 million in the three months ended September 30, 2009. This increase is primarily due to higher amortization of deferred debt costs related to the issuance and registration of $700.0 million of our 11.25% Senior Secured Notes due 2014 (Series A-1) (the “Series A-1 Notes”) and $317.5 million of our 12.375% Senior Secured Notes due 2014 (Series A-2) (the “Series A-2 Notes”).

Interest Income and Other. Interest income and other decreased $0.3 million, or 52.8%, to $0.2 million in the three months ended September 30, 2010 from $0.5 million in the three months ended September 30, 2009.

Income Tax Expense. Our effective tax rate was 104.4% for the three months ended September 30, 2010 compared with 34.9% for the three months ended September 30, 2009. Differences in our effective tax rate compared with federal and state statutory rates and fluctuations in our effective tax rate between comparative accounting periods stem primarily from the impact of non-deductible equity compensation as a percentage of pretax income or loss.

Our provision for income taxes is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining the provision for income taxes. We are routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, we believe that the recorded tax liabilities appropriately reflect our potential obligations under generally accepted accounting principles.

Segment Net Revenues and EBIT

For a reconciliation of segment net revenues and EBIT to net income, please see Note 11—Segments.

The following table sets forth a summary of results of operations by segment:

(dollars in thousands)	Three Months Ended September 30, 2010	Percentage of Net Revenues	Three Months Ended September 30, 2009	Percentage of Net Revenues
Net revenues:
Home respiratory therapy and home medical equipment	$270,223	51.4%	$284,592	54.8%
Home infusion therapy	255,791	48.6	234,923	45.2

Total net revenues	$526,014	100.0%	$519,515	100.0%

	Three Months Ended September 30, 2010
(dollars in thousands)	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$3,129	1.2%	$31,611	12.4%	$34,740

	Three Months Ended September 30, 2009
(dollars in thousands)	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$(20,418)	7.2%	$16,767	7.1%	$(3,651)

We allocate certain expenses that are not directly attributable to a product line based upon segment headcount.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues decreased $14.4 million, or 5.0%, to $270.2 million in the three months ended September 30, 2010 from $284.6 million in the three months ended September 30, 2009. Revenues for the home respiratory therapy and home medical equipment segment decreased to 51.4% of total revenue in the three months ended September 30, 2010 from 54.8% in the three months ended September 30, 2009.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, obstructive sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line decreased by 5.9% in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in revenue resulted primarily from decreases in oxygen, sleep apnea and other respiratory revenue, primarily due to the termination of or changes to certain payor contracts.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 0.3% in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was primarily due to an increase in volume offset by a decrease in revenue due to the termination of or changes to certain payor contracts.

EBIT for the home respiratory and home medical equipment segment in the three months ended September 30, 2010 was $3.1 million compared to $(20.4) million in the three months ended September 30, 2009. EBIT was 1.2% of segment net revenues in the three months ended September 30, 2010 compared to a negative 7.2% of segment net revenues in the three months ended September 30, 2009. EBIT for the three months ended September 30, 2009 included $34.2 million of amortization expense related to our patient backlog intangible asset which was fully amortized during the year ended December 31, 2009. Adjusting for the impact of this $34.2 million of amortization in the three months ended September 30, 2009, EBIT would have been $13.8 million or 4.8% of segment net revenues. The decrease in the EBIT from 4.8% for the three months ended September 30, 2009 to 1.2% in the three months ended

September 30, 2010 is primarily due to a decrease in the gross profit margin and an increase in the sales, distribution and administrative costs as a percentage of segment net revenues in the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $20.9 million, or 8.9% to $255.8 million for the three months ended September 30, 2010 from $234.9 million in the three months ended September 30, 2009. Revenues for the home infusion therapy segment increased to 48.6% of total revenue in the three months ended September 30, 2010 from 45.2% in the three months ended September 30, 2009.

The home infusion therapy segment involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. The growth in home infusion therapy revenue resulted primarily from an increase in the overall volume of specialty drugs, core drugs, enteral nutrients and non-core revenue. These increases were partially offset by a decrease in revenue due to the termination of certain payor contracts.

EBIT for the home infusion therapy segment in the three months ended September 30, 2010 was $31.6 million compared to $16.8 million in the three months ended September 30, 2009. EBIT was 12.4% of segment net revenues in the three months ended September 30, 2010 compared to 7.1% of segment net revenues in the three months ended September 30, 2009. EBIT for the three months ended September 30, 2009 included $8.0 million of amortization expense related to our patient backlog intangible asset which was fully amortized during the year ended December 31 2009. Adjusting for the impact of this $8.0 million of amortization in the three months ended September 30, 2009, EBIT would have been $24.8 million or 10.5% of segment net revenues. The increase in EBIT from 10.5% for the three months ended September 30, 2009 to 12.4% for the three months ended September 30, 2010 was primarily due to improvements in the gross profit margin, and decreases in sales, distribution and administrative costs and the provision for doubtful accounts as a percentage of segment net revenues in the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 and 2009

Net Revenues. Net revenues decreased $5.4 million, or 0.3%, to $1,553.1 million in the nine months ended September 30, 2010 from $1,558.5 million in the nine months ended September 30, 2009. The decrease in revenue was due primarily to the non-renewal or termination of, or changes to, certain payor contracts. We expect to continue to strategically evaluate our payor contracts. The revenue decrease was partially offset by increases in home infusion therapy revenue. In addition, revenue in the nine months ended September 30, 2009 was positively impacted by the recognition of monthly rental revenue previously deferred for services that were initiated prior to certain 2009 Medicare reimbursement reductions.

We also expect to continue to face pricing pressures from Medicare and Medicaid as well as from our managed care customers as these payors seek to lower costs by obtaining more favorable pricing from providers such as us. In addition to the pricing reductions, such changes could cause us to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue. See “—Government Regulation.”

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin in the nine months ended September 30, 2010 was 60.1%, compared to 57.9% in the nine months ended September 30, 2009. Included in cost of revenue in the nine months ended September 30, 2009 was intangible asset amortization related to our patient backlog intangible asset of $42.2 million, which was fully amortized during the year ended December 31, 2009 and did not recur in 2010, and the favorable impact of certain cost of goods sold adjustments. Excluding the impact of intangible asset amortization and the favorable impact of certain cost of goods sold adjustments, the overall gross profit margin percentage for the nine months ended September 30, 2009 would have been 60.2%. The decline in gross profit margin percentage is primarily due to an increase in the revenue of the home infusion therapy segment as a percent of total company revenue. Our home infusion therapy segment has a lower gross profit margin as a percentage of net revenues than the home respiratory therapy and home medical equipment segment. This decline in the gross profit margin percentage is partially offset by our ability to obtain favorable pricing on the purchase of products and the termination of certain low margin or unprofitable payor contracts during 2009.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management may adjust for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 2.6% and 2.5% in the nine months ended September 30, 2010 and the nine months ended September 30, 2009, respectively.

Selling, Distribution and Administrative Expenses. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical services, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Some are also very sensitive to market-driven price fluctuations such as facility lease and fuel costs. The administrative expenses include overhead costs incurred by the operating locations, regional and corporate support functions. These expenses are generally less sensitive to fluctuations in revenue growth than operating costs.

Selling, distribution and administrative expenses, expressed as a percentage of total net revenues was 50.7% for the nine months ended September 30, 2010 compared to 50.8% for the nine months ended September 30, 2009.

Selling, distribution and administrative expenses decreased by $3.2 million for the nine months ended September 30, 2010 over the nine months ended September 30, 2009. The decrease was comprised of a $31.1 million decrease in labor and other related expenses partially offset by an increase in other operating expenses of $27.9 million. The decrease in labor and other related expenses was due to reduced salaries and termination benefits as a result of headcount reductions due primarily to the outsourcing of certain functions relating to documentation, billing, reimbursement and information technology, and lower management incentive compensation program expense as a result of not meeting certain targets in 2010. These decreases were partially offset by an increase in labor expenses due to increases in our home respiratory therapy and home medical equipment sales force. The increases in other operating expenses of $27.9 million were primarily due to an increase in professional fees and expenses related to the outsourcing of certain functions relating to billing, collections and other administrative and clerical services, and an increase in travel and marketing expense related to sales force expansion and operations training, an increase in depreciation related to information technology assets, a gain in 2009 on the sale of assets to a third party payor which did not recur in 2010, an increase in our sponsor management fee, and professional fees related to 2010 corporate initiative projects. The increase in other operating expenses was partially offset by expense associated with other corporate initiative projects that occurred in 2009 that did not recur in 2010.

Amortization of Intangible Assets. Amortization of intangible assets was $3.8 million in the nine months ended September 30, 2010 and $2.7 million in the nine months ended September 30, 2009. The amortization expense primarily results from the revaluation of intangible assets as a result of the Merger, including the finalization of the intangible asset valuation in 2009.

Interest Expense. Interest expense increased $1.4 million, or 1.4%, to $98.0 million in the nine months ended September 30, 2010 from $96.6 million in the nine months ended September 30, 2009. This increase is primarily due to higher amortization of deferred debt costs related to the $700.0 million Series A-1 Notes and $317.5 million Series A-2 Notes.

Interest Income and Other. Interest income and other decreased $0.4 million, or 45.6%, to $0.6 million in the nine months ended September 30, 2010 from $1.0 million in the nine months ended September 30, 2009.

Income Tax Expense. Our effective tax rate was 54.7% for the nine months ended September 30, 2010 compared with 24.5% for the nine months ended September 30, 2009. Differences in our effective tax rate compared with federal and state statutory rates and fluctuations in our effective tax rate between comparative accounting periods stem primarily from the impact of non-deductible equity compensation as a percentage of pretax income or loss.

Our provision for income taxes is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining the provision for income taxes. We are routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, we believe that the recorded tax liabilities appropriately reflect our potential obligations under generally accepted accounting principles.

Segment Net Revenues and EBIT

For a reconciliation of segment net revenues and EBIT to net income, please see Note 11—Segments.

The following table sets forth a summary of results of operations by segment:

(dollars in thousands)	Nine Months Ended September 30, 2010	Percentage of Net Revenues	Nine Months Ended September 30, 2009	Percentage of Net Revenues
Net revenues:
Home respiratory therapy and home medical equipment	$821,666	52.9%	$871,767	55.9%
Home infusion therapy	731,402	47.1	686,707	44.1

Total net revenues	$1,553,068	100.0%	$1,558,474	100.0%

	Nine Months Ended September 30, 2010
(dollars in thousands)	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$21,687	2.6%	$81,118	11.1%	$102,805

	Nine Months Ended September 30, 2009
(dollars in thousands)	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$28,209	3.2%	$41,840	6.1%	$70,049

We allocate certain expenses that are not directly attributable to a product line based upon segment headcount.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues decreased $50.1 million, or 5.7%, to $821.7 million in the nine months ended September 30, 2010 from $871.8 million in the nine months ended September 30, 2009. Revenues for the home respiratory therapy and home medical equipment segment decreased to 52.9% of total revenue in the nine months ended September 30, 2010 from 55.9% in the nine months ended September 30, 2009.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, obstructive sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line decreased by 6.0% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in revenue resulted primarily from decreases in sleep apnea, oxygen and other respiratory revenue, primarily due to the termination of or changes to certain payor contracts, as well as the impact of revenue recognized in the three months ended March 31, 2009 that was previously deferred for services performed prior to certain Medicare reimbursement reductions.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues decreased by 4.4% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease was primarily due to the termination of or changes to certain payor contracts.

EBIT for the home respiratory and home medical equipment segment in the nine months ended September 30, 2010 was $21.7 million compared to $28.2 million in the nine months ended September 30, 2009. EBIT was 2.6% of segment net revenues in the nine months ended September 30, 2010 compared to the 3.2% of segment net revenues in the nine months ended September 30, 2009. EBIT for the nine months ended September 30, 2009 included $34.2 million of amortization expense related to our patient backlog intangible asset which was fully amortized during the year ended December 31, 2009. Adjusting for the impact of this $34.2 million of amortization in the nine months ended September 30, 2009, EBIT would have been $62.4 million or 7.2% of segment net revenues. The decrease in the EBIT as a percentage of segment net revenues from 7.2% for the nine months ended September 30, 2009 to 2.6% in the nine months ended September 30, 2010 is primarily due to a decrease in the gross profit margin and increases in the provision for doubtful accounts and in the sales, distribution and administrative costs as a percentage of net revenues in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $44.7 million, or 6.5% to $731.4 million for the nine months ended September 30, 2010 from $686.7 million in the nine months ended September 30, 2009. Revenues for the home infusion therapy segment increased to 47.1% of total revenue in the nine months ended September 30, 2010 from 44.1% in the nine months ended September 30, 2009.

The home infusion therapy segment involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. The growth in home infusion therapy revenue resulted primarily from an increase in the overall volume of specialty drugs, core drugs, enteral nutrients and non-core revenue. These increases were partially offset by a decrease in revenue due to the termination of certain payor contracts.

EBIT for the home infusion therapy segment in the nine months ended September 30, 2010 was $81.1 million compared to $41.8 million in the nine months ended September 30, 2009. EBIT was 11.1% of segment net revenues in the nine months ended September 30, 2010 compared to 6.1% of segment net revenues in the nine months ended September 30, 2009. EBIT for the nine months ended September 30, 2009 included $8.0 million of amortization expense related to our patient backlog intangible asset which was fully amortized during the year ended December 31 2009. Adjusting for the impact of this $8.0 million of amortization in the nine months ended September 30, 2009, EBIT would have been $49.8 million or 7.3% of segment net revenues. The increase in EBIT as a percentage of net segment revenues from 7.3% for the nine months ended September 30, 2009 to 11.1% for the nine months ended September 30, 2010 was primarily due to improvements in the gross profit margin, and decreases in sales, distribution and administrative costs and the provision for doubtful accounts as a percentage of segment net revenues in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow, which is supplemented by our ABL Facility (as defined below), which provides for revolving credit of up to $150.0 million, subject to borrowing base availability. In recent years, we have generated operating cash flows in excess of our operating needs, which has afforded us the ability to pursue acquisitions and fund patient service equipment purchases to support revenue growth. We believe that our operating cash flow, together with our existing cash, cash equivalents, investments and ABL Facility, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months.

Our short-term investments consist of certificates of deposit with maturities greater than three months from our purchase date. As of September 30, 2010, the carrying value of our short-term investments approximates fair value and such investments do not individually exceed FDIC insurance limits.

In the nine months ended September 30, 2010, our free cash flow was $9.4 million. For the nine months ended September 30, 2009 our free cash flow was $38.2 million. See discussion below on changes in the components of free cash flow; net cash provided by operations and purchases of patient service equipment and property, equipment and improvements. We use free cash flow as a performance metric which is not calculated in accordance with GAAP. Free cash flow is defined as cash provided by operating activities less purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with GAAP. Further, free cash flow may not be comparable to similarly titled measures used by other companies.

A table reconciling free cash flow to net cash provided by operating activities is presented below.

(in thousands)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Reconciliation — Free Cash Flow:
Net income (loss)	$2,458	$(19,443)
Non-cash items	165,571	183,630
Change in operating assets and liabilities	(73,991)	(24,093)

Net cash provided by operating activities	94,038	140,094
Less: Purchases of patient service equipment and property, equipment and improvements	(84,682)	(101,926)

Free cash flow	$9,356	$38,168

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

(in thousands)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net cash provided by operating activities	$94,038	$140,094
Net cash used in investing activities	(62,888)	(122,388)
Net cash used in financing activities	(37,515)	(21,734)

Net decrease in cash and equivalents	(6,365)	(4,028)
Cash and equivalents at beginning of period	158,163	168,018

Cash and equivalents at end of period	$151,798	$163,990

The Nine Months Ended September 30, 2010 Results Compared to the Nine Months Ended September 30, 2009

Net cash provided by operations in the nine months ended September 30, 2010 was $94.0 million compared to $140.1 million in the nine months ended September 30, 2009, a decrease of $46.1 million. The decrease in net cash provided by operations resulted from a $3.8 million increase in income before non-cash items to $168.0 million in 2010 from $164.2 million in 2009, offset by a $49.9 million increase in the cash used related to the change in operating assets and liabilities to a $74.0 million use of cash in 2010 from a $24.1 million use of cash in 2009.

The $49.9 million increase in cash used by the change in operating assets and liabilities consisted primarily of the following:

•

$72.3 million increase in cash used by accounts receivable to a $96.1 million use of cash in the nine months ended September 30, 2010 from a $23.8 million use of cash in the nine months ended September 30, 2009. The increase in the use of cash is primarily related to a delay in collections due to the outsourcing of our billing and collection process and the impact of a major payor using an intermediary.

•

$5.6 million increase in cash used by income taxes payable to a $2.1 million use of cash in the nine months ended September 30, 2010 from a $3.4 million provision of cash in the nine months ended September 30, 2009. The increase in the use of cash is primarily due to 2010 reductions in the liability for unrecognized tax benefits of $2.1 million as compared to 2009 increases in income taxes payable due to a reconciliation to our filed prior year tax returns of $7.4 million offset by 2009 reductions in the liability for unrecognized tax benefits of $4.0 million.

Offset by:

•

$17.9 million decrease in cash used by accounts payable to a $2.7 million provision of cash in the nine months ended September 30, 2010 from a $15.2 million use of cash in the nine months ended September 30, 2009. The decrease was primarily due to the elimination of book cash overdraft from AP and offset by the timing of payment on certain invoices.

•

$10.5 million decrease in cash used by accrued expenses to a $27.4 million provision of cash in the nine months ended September 30, 2010 from a $16.8 million provision of cash in the nine months ended September 30, 2009. The decrease is due primarily to the timing of payments on certain accruals, including interest on senior debt and other accrued liabilities related to the Coram acquisition.

•

$5.4 million decrease in cash used by prepaid expenses and other assets to a $0.3 million use of cash in the nine months ended September 30, 2010 from a $5.6 million use of cash in the nine months ended September 30, 2009. The decrease is due primarily to the change in prepaid inventory payment terms.

Net cash used in investing activities in the nine months ended September 30, 2010 was $62.9 million, compared to $122.4 million in the nine months ended September 30, 2009. The primary use of funds in 2010 was $84.7 million to purchase patient service equipment and property equipment and improvements; $64.5 million related to patient service equipment and $20.2 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. Additionally, $31.5 million related to short-term investments that matured during the period which was partially offset by purchases of $8.1 million during this same period. The primary use of funds in 2009 was $101.9 million to purchase patient service equipment and property equipment and improvements; $78.2 million related to patient service equipment and $23.7 million related to property equipment and improvements, primarily due to additions to our information systems hardware/software and leasehold improvements on new facilities.

Net cash used in financing activities in the nine months ended September 30, 2010 was $37.5 million compared to $21.7 million in the nine months ended September 30, 2009. Net cash used in financing activities in the nine months ended September 30, 2010 primarily reflected the use of $32.5 million to pay down the book cash overdraft reported in accounts payable and debt issuance costs related terminated offerings and registration fees of $3.6 million incurred during the period. In 2009, net cash used in financing activities primarily reflected the issuance of our series A-1 and series A–2 Notes, the repayment of our senior secured bridge agreement, debt issuance costs related to our series A-1 and series A-2 notes, and repayment of indebtedness under our ABL Facility.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $356.3 million as of September 30, 2010 from $292.1 million at December 31, 2009. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the rolling average of total net revenues) were 54 days at September 30, 2010, compared to 43 days at December 31, 2009. The increase in accounts receivable and days sales outstanding is primarily a direct result of the aforementioned delays in cash collections due to the outsourcing of our billing and collections process and the impact of a major payor using an intermediary.

Accounts aged in excess of 180 days expressed as percentages of total receivables for certain major payor categories, and in total, are as follows:

	September 30, 2010	December 31, 2009
Total	21.5%	18.3%
Medicare	14.4%	18.0%
Medicaid	26.4%	19.5%
Patient Self pay	36.2%	31.3%
Managed care/other	20.6%	16.6%

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $62.0 million and $44.6 million at September 30, 2010 and December 31, 2009, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

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

The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the respiratory/home medical equipment branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of our patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 86% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Depending on the product type, we perform physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories.

Long-term Debt.

Series A-1 Notes and Series A-2 Notes. We issued the Series A-1 Notes and Series A-2 Notes in May 2009 and August 2009, respectively. The Series A-1 Notes and the Series A-2 Notes bear interest at a rate equal to 11.25% per annum and 12.375% per annum, respectively. The indenture governing the Series A-1 Notes and the Series A-2 Notes, among other restrictions, limits our ability and the ability of our restricted subsidiaries to:

•	incur additional debt;

•	pay dividends and make other distributions;

•	make certain investments;

•	repurchase our stock;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of our subsidiaries to make dividends or other payments to us; and

•	transfer or sell assets.

Subject to certain exceptions, the indenture governing the Series A-1 Notes and the Series A-2 Notes permits Apria and its restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. The Series A-1 Notes are entitled to a priority of payment over the Series A-2 Notes in certain circumstances, including upon any acceleration of the obligations under the Series A-1 Notes, the Series A-2 Notes or any bankruptcy or insolvency event or default with respect to Apria or any guarantor of the Series A-1 Notes and the Series A-2 Notes.

Senior Secured Bridge Credit Agreement. In connection with the Merger on October 28, 2008, we entered into a $1,010.0 million senior secured bridge credit agreement (the “senior secured bridge credit agreement”) with Banc of America Securities LLC and Wachovia Capital Markets, LLC, as joint lead arrangers, Banc of America Securities LLC, Wachovia Capital Markets, LLC and Barclays Capital, the investment banking division of Barclays Bank PLC, as joint bookrunners and Banc of America Bridge LLC, as administrative agent and Bank of America, N.A., as collateral agent, and a syndicate of financial institutions and institutional lenders. We used the proceeds from the issuance of the Series A-1 and Series A-2 Notes, together with cash on hand, to repay all borrowings under the senior secured bridge credit agreement and the senior secured bridge credit agreement was terminated.

ABL Facility. In connection with the Merger on October 28, 2008, we entered into a $150.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) with Banc of America Securities LLC and Wachovia Capital Markets, LLC, as joint lead arrangers, Banc of America Securities LLC, Wachovia Capital Markets, LLC and Barclays Capital, the investment banking division of Barclays Bank PLC, as joint bookrunners and Bank of America, N.A., as administrative agent and collateral agent, and a syndicate of financial institutions and institutional lenders.

The ABL Facility provides for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years, including both a letter of credit and swingline loan sub-facility. The borrowing base at any time is equal to the sum (subject to certain reserves and other adjustments) of 85% of eligible receivables and the lesser of (a) 85% of the net orderly liquidation value of eligible inventory and (b) $20.0 million.

As of September 30, 2010, there were no outstanding borrowings under the ABL Facility, outstanding letters of credit totaled $16.1 million and additional availability under the ABL Facility, subject to the borrowing base, was $133.9 million. As of September 30, 2010, the available borrowing base did not constrain our ability to borrow the entire $133.9 million of available borrowings under our ABL Facility. At September 30, 2010, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

Covenant Compliance. Under the indenture governing our Series A-1 Notes and Series A-2 Notes and under the credit agreement governing our ABL Facility, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

“Adjusted EBITDA” is defined as net income (loss), plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for certain other non-cash items, costs incurred related to initiatives, cost reduction and other adjustment items that are permitted by the covenants included in the indenture governing the Series A-1 Notes and the Series A-2 Notes and the credit agreement governing our ABL Facility.

We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in the indenture governing our Series A-1 Notes and Series A-2 Notes and in our ABL Facility. Adjusted EBITDA is a material component of these covenants. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner.

Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

The following table provides a reconciliation from our net income (loss) to Adjusted EBITDA:

(in thousands)	Three Months Ended September 30, 2010	Twelve Months Ended September 30, 2010
Net income (loss)	$(105)	$18,081
Interest expense, net(a)	32,369	129,667
Income tax expense (benefit)	2,476	843
Depreciation and amortization	32,319	130,438
Non-cash items(b)	4,366	23,572
Costs incurred related to initiatives(c)	12,340	45,898
Other adjustment items(d)	2,214	9,964
Projected cost savings and synergies(e)	6,543	27,621

Adjusted EBITDA	$92,522	$386,084

(a)	Reflects $32.7 million of interest expense, net of $0.3 million of interest income for the three months ended September 30, 2010. Reflects $130.6 million of interest expense, net of $0.9 million of interest income for the twelve months ended September 30, 2010.
(b)	Non-cash items are comprised of the following:

(in thousands)	Three Months Ended September 30, 2010	Twelve Months Ended September 30, 2010
Profit interest units compensation expense	$991	$4,686
Loss on patient service equipment, disposition of assets and other(i)	3,375	18,886

Total non-cash items	$4,366	$23,572

(i)	Primarily represents non-cash losses related to the title transfer of equipment to Medicare patients at the end of the 13-month maximum rental period under the DRA and other disposals or write-offs of capital equipment. Equipment classified as 13-month rental equipment would include hospital beds, wheelchairs, nebulizers, patient lifts and CPAP devices.

(c)	Costs incurred related to initiatives are comprised of the following:

(in thousands)	Three Months Ended September 30, 2010	Twelve Months Ended September 30, 2010
Employee severance(i)	$32	$2,104
Employee relocation costs(ii)	244	803
Executive severance and retention and other bonuses(iii)	667	4,386
Coram integration expense(iv)	—	201
Consulting fees(v)	9,631	28,695
Expenses relating to information technology outsourcing(vi)	—	1,636
Expenses relating to branch optimization program(vii)	1	426
Other(viii)	1,765	7,647

Total costs incurred related to initiatives	$12,340	$45,898

(i)	Represents employee severance expenses with respect to a reduction in workforce of approximately 33 employees for the three months ended September 30, 2010 and approximately 186 employees for the twelve months ended September 30, 2010.
(ii)	Represents moving expenses with respect to approximately 16 employees who were relocated during the three months ended September 30, 2010 and approximately 72 employees who were relocated during the twelve months ended September 30, 2010.
(iii)	Represents $0.7 million related to executive severance as a result of the Merger for the three months ended September 30, 2010 and $4.5 million related to executive severance and $(0.1) million related to executive retention and other bonuses as a result of the Merger for the twelve months ended September 30, 2010.
(iv)	Represents expenses related to the integration of Coram and retention bonuses for certain Coram employees for the three and twelve months ended September 30, 2010.
(v)	Represents consulting fees paid for the three and twelve months ended September 30, 2010, primarily related to two projects: (1) an initiative related to locating certain cost centers offshore and (2) sales force and operations optimization.
(vi)	Primarily represents professional fees and other costs associated with our initiative related to the outsourcing of selected information technology functions.
(vii)	Represents lease termination and other costs associated with our initiative to close or consolidate approximately 48 branches as part of a branch optimization program.
(viii)

For the three months ended September 30, 2010, primarily represents: (1) $0.5 million in costs and fees related to the conversion to a new billing and collections system for our home infusion therapy business; (2) $0.5 million in costs and fees related to a telecom cost-saving initiative; (3) $0.4 million in costs and expenses related to the centralization of our admissions process for our home infusion therapy business. For the twelve months ended September 30, 2010, primarily represents: (1) $2.2 million in costs and fees related to the conversion to a new billing and collections system for our home infusion therapy business; (2) $2.1 million in fees and expenses related to the issuance of our Series A-1 and Series A-2 Notes; (3) $1.2 million in costs and fees related to the conversion to a new payroll processing system; (4) $1.1 million in costs and expenses related to the centralization of our admissions process for our home infusion therapy business; and (5) $0.7 million in costs related to a telecom cost-saving initiative.

(d)	Other adjustment items primarily related to the sponsor management fee of $2.2 million for the three months ended September 30, 2010 and $10.0 million for the twelve months ended September 30, 2010.
(e)	Projected net cost saving and synergies to be realized in connection with acquisitions and cost saving, restructuring and other similar initiatives.

Business Combinations and Asset Purchases. We periodically acquire complementary businesses. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Customer lists, favorable lease arrangements and patient referral sources are being amortized over the period of their expected benefit. During the nine months ended September 30, 2010 and September 30, 2009, the Company purchased certain assets of a business for $2.6 million and $1.2 million, respectively.

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

Contractual Cash Obligations. The following table summarizes the long-term cash payment obligations to which we are contractually bound. The years presented below represent 12-month periods ending December 31.

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Totals
Series A-1 Notes	$—	$—	$700	$—	$700
Series A-2 Notes	—	—	318	—	318
ABL Facility (1)	—	—	—	—	—
Interest Payments on Series A-1 Notes (2)	79	158	157	—	394
Interest Payments on Series A-2 Notes (3)	39	79	78	—	196
Fees on ABL Facility (1)(4)	2	3	1	—	6
Operating Leases	62	93	32	10	197
Capitalized Leases	2	1	—	—	3
Purchase Obligations (5)	46	65	64	102	277
Unrecognized Tax Benefits (6)	—	—	—	—	—

Total Contractual Cash Obligations	$230	$399	$1,350	$112	$2,091

(1)	Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 1/2 of 1%, plus an applicable margin of 2.00% or (b) a LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 3.00%. The applicable margin for borrowings under our ABL Facility is subject to step ups and step downs based on average excess availability under the ABL Facility. The actual amounts of interest and fee payments under the ABL Facility will ultimately depend on the amount of debt and letters of credit outstanding and the interest rates in effect during each period. We are also required to pay customary letter of credit fees equal to the applicable margin on LIBOR loans and certain agency fees.
(2)	Represents aggregate interest payments on $700.0 million of the Series A-1 Notes issued in May 2009 that are paid semi-annually in May and November. Interest payments on the Series A-1 Notes will total approximately $78 million annually until the Series A-1 Notes mature on November 1, 2014. The Series A-1 Notes bear interest at 11.25% per annum.

(3)	Represents aggregate interest payments on $317.5 million of the Series A-2 Notes issued in August 2009 that are paid semi-annually in May and November. Interest payments on the Series A-2 Notes will total approximately $39 million annually until the Series A-2 Notes mature on November 1, 2014. The Series A-2 Notes bear interest at 12.375% per annum.
(4)	The fees payable on the ABL Facility are based on an assumed fee for undrawn amounts of 1.00%, which represents the fees payable under the ABL Facility assuming no borrowings or drawn letters of credit. We are required to pay a commitment fee on the ABL Facility, in respect of the unutilized commitments there under, ranging from 0.50% to 1.00% per annum, which fee is determined based on the utilization of our ABL Facility (increasing when utilization is low and decreasing when utilization is high). The fees also include an administrative fee of $31,250 which is paid quarterly.
(5)	The purchase obligations primarily relate to: (i) approximately $71 million due under a Master Service Agreement with Intelenet Global Services Private Limited (“Intelenet”), pursuant to which we outsource to Intelenet certain functions relating to billing, collections and other administrative and clerical services and (ii) approximately $203 million due under an agreement with Dell Services (formerly Perot Systems Corporation), pursuant to which we outsource to Dell Services (formerly Perot Systems Corporation) certain information technology functions.
(6)	Gross unrecognized tax benefits of $21.5 million are included within “Income Taxes Payable and Other Non-current Liabilities” in the total liabilities section of our September 30, 2010 consolidated balance sheet. The entire $21.5 million amount is not reflected in the contractual cash obligations table above since we cannot make a reliable estimate of the period in which cash payments will occur.

Off-Balance Sheet Arrangements

We are not a party to off-balance sheet arrangements as defined by the Securities and Exchange Commission (“SEC”). However, from time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain asset purchase agreements, under which we may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (iii) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their relationship with us.

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

At September 30, 2010, there were no borrowings under our ABL Facility. The credit agreement governing the ABL Facility provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the credit agreement governing the ABL Facility. At September 30, 2010, any outstanding borrowings under the ABL Facility would have been tied to the Bank of America prime rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term Debt.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Insurance policies covering such potential losses, where such coverage is cost effective, are maintained. In the opinion of management, any liability that might be incurred upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. The following risk factors are not an exhaustive list of the risks associated with our business. New factors may emerge or changes to these risks could occur that could materially affect our business.

Risks Relating to Our Business

Continued Reductions in Medicare and Medicaid Reimbursement Rates and the Comprehensive Healthcare Reform Package Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition.

There are ongoing legislative and regulatory efforts to reduce or otherwise adversely affect Medicare reimbursement rates for products and services we provide. For example, the regulations implementing the mandates under the MMA, the DRA and MIPPA reduced the reimbursement for a number of products and services we provide and established a competitive bidding program for certain durable medical equipment under Medicare Part B. The Medicare DMEPOS competitive bidding program is intended to further reduce reimbursement for certain products as well as decrease the number of companies permitted to serve Medicare beneficiaries. In July 2008, MIPPA was passed and included a delay to the competitive bidding program. In order to ensure that the delay would achieve the same level of savings projected for the DMEPOS competitive bidding program, Congress adopted a nationwide average payment reduction of 9.5% in the DMEPOS fee schedule for those product categories included in Round 1, effective January 1, 2009. MIPPA called for those DMEPOS items that were not subject to Round 1 competitive bidding to receive a CPI update each year from 2009 to 2013. The CPI for 2009 for these items was 5%. For 2010, the CPI was -1.4%; however, through this year, the annual DMEPOS updates cannot be negative. The Reform Package made changes to the CPI adjustment for 2011 and each subsequent year based upon the CPI reduced by a new productivity adjustment, which may result in negative updates. For 2011, the CPI, net of a new productivity adjustment mandated by the Reform Package, is projected to range from 0 to .1% for non-competitively bid DMEPOS items.

In January 2009, CMS released an interim final rule implementing certain MIPPA provisions requiring CMS to conduct the Round 1 Rebid and mandated certain changes for both the Round 1 Rebid and subsequent rounds of the program. Despite industry advocacy and Congressional efforts to further delay CMS’ implementation of the program, the final rule took effect on April 18, 2009. In early July 2010, CMS announced the new SPAs for each of the product categories and each of the CBAs included in the Round 1 Rebid. CMS then began the contracting process with suppliers by issuing contract offer letters to qualified providers. We received contract offers for a substantial majority of the bids we submitted as announced by CMS on November 3, 2010. For example, for the oxygen product category, we won eight of our nine submitted bids; for the CPAP/bilevel category, we won seven of our nine bids and for enteral nutrition, we won all nine of our nine bids. A complete list of contract winners is available on the CMS website at www.cms.gov/DMEPOSCompetitiveBid. Approximately $21 million of our net revenues for the fiscal year ended December 31, 2009 was generated by the products and CBAs included in the Round 1 Rebid. We estimate that the initial results of the Round 1 Rebid would impact our net revenues in the fiscal year ending December 31, 2011 by approximately $8 million, assuming the current contracts and no changes in volume. The new rates are still expected to take effect in January 2011. The Reform Package also made changes to the competitive bidding program. Significantly, Round 2 of the competitive bidding program has been expanded from 70 to 91 of the largest MSAs. CMS has announced that the effective date of the Round 2 pricing will be January 1, 2013; additional details concerning products to be included and other aspects of implementing Round 2 will not be fully known until after CMS completes a rulemaking process, which was scheduled for the second half of 2010. Assuming that Round 2 would include the same product categories, bidding rules and markets currently being proposed by CMS, we estimate that approximately $110 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding. Although the bidding process for Round 2 is currently scheduled to commence in 2011, the effective date of new Round 2 rates and guidelines would take effect in January 2013 at the earliest. Therefore, we cannot estimate the impact of potential Round 2 rate reductions on our business until more specific information is published by CMS and its contractors. The Reform Package also gives the Secretary of Health and Human Services the authority to apply competitive bid pricing to non-bid areas, but details of that process are unlikely to be understood until after CMS issues guidance or completes a related rulemaking process. At this time, we cannot quantify what negative impact, if any, the revised program will have upon our revenue or operations when the program is reinitiated, but such impact could be material.

Further, the DRA resulted in reduced reimbursement rates for certain durable medical equipment, including the home oxygen equipment and services we provide, a reduced period for rental revenue, and potential increased costs to us associated with replacement of certain patient-owned equipment. There have been various administrative and legislative proposals to further reduce the maximum capped rental period for oxygen equipment below the 36-month level mandated by the DRA to 13 and 18 months, respectively, and/or to reduce the monthly payment rates for oxygen equipment. In 2009, the “Medicare Home Oxygen Therapy Act of 2009” was introduced in the House of Representatives and subsequently offered and withdrawn as an amendment to healthcare reform legislation being debated in the House Energy and Commerce Committee. This bill would, among other things, have amended the current statutory language surrounding the provision of home oxygen therapy. It defined covered services to be provided by all oxygen providers, established criteria for a “qualified home oxygen provider” to meet, aligned the oxygen equipment provided more directly with patient need, eliminated the 36-month cap, provided for certain cost transparency and would be implemented in a budget neutral manner. While these proposals have not been enacted, the home oxygen industry continues to work with Congress on oxygen benefit reform measures, and similar proposals may be raised in the future.

In addition to these activities, certain other proposed legislative and regulatory activities may affect reimbursement policies and rates for other items and services we provide. For example, in March 2010, Congress enacted the Reform Package which includes comprehensive healthcare reform. Among many other provisions, the Reform Package expands the Medicaid program, mandates extensive insurance market reforms, creates new health insurance access points (e.g., insurance exchanges), provides certain insurance subsidies (e.g., premiums and cost sharing), imposes individual and employer health insurance requirements and makes a number of changes to the Code.

There are various provisions in the Reform Package that impact our business. For example, the Reform Package requires certain pharmaceutical and medical device manufacturers to pay an excise tax to the government, which may, in turn, increase our costs for these products. The Reform Package also provides for cuts in some Medicare payments made to certain providers and substantial cuts to Medicare Advantage plans, through which we contract to provide services to Medicare beneficiaries. Also included in the Reform Package are (i) an expansion of the Recovery Audit Contractor Program, (ii) certain fraud and abuse prevention measures and (iii) expanded regulatory authority concerning the types of conduct that can result in additional fines and penalties for those healthcare providers who do not comply with applicable laws and regulations. Furthermore, the Reform Package grants the Secretary of Health and Human Services authority to set a date by which certain providers and suppliers will be required to establish a compliance program.

The Reform Package makes a number of changes to how certain of the Company’s products will be reimbursed by Medicare. As noted above, the Reform Package also makes changes to the Medicare durable medical equipment CPI adjustment for 2011 and each subsequent year based upon the CPI reduced by a new productivity adjustment which may result in negative updates and includes changes to the Medicare DMEPOS competitive bidding program.

In an effort to further strengthen the integrity of the Medicare program, the Reform Package includes additional requirements concerning physician enrollment and certain mandatory face-to-face patient/physician visits in conjunction with the ordering of durable medical equipment. These provisions are likely to be the subject of rulemaking and are a high priority for the American Association for Homecare and other industry representative organizations. We expect the Administration to continue to enhance its oversight efforts and the Company strives to incorporate any necessary changes into its overall corporate compliance and internal audit programs on a regular basis.

The effective dates of the various provisions within the Reform Package are staggered over the next several years, with some changes occurring immediately. Much of the interpretation of what the Reform Package requires will be subject to administrative rulemaking, the development of agency guidance and court interpretations. The mid-term elections could also change the composition of Congress and thus impact priorities related to healthcare. We cannot currently predict the adverse impact, if any, the election and potential Reform Package changes might have on our operations, cash flow and capital resources, but such impact could be material. In addition, other legislative and regulatory changes could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

There are also ongoing state and federal legislative and regulatory efforts to reduce or otherwise adversely affect Medicaid reimbursement rates for products and services we provide. For a number of years, some states have adopted alternative pricing methodologies for certain drugs, biologicals and home medical equipment reimbursed under the Medicaid program. In a number of states, the changes reduced the level of reimbursement we received for these items without a corresponding offset or increase to compensate for the service costs we incurred. For example, California’s Medicaid program (“Medi-Cal”) adopted a regulation that limits the amounts a provider can bill for certain durable medical equipment and medical supplies. In March 2009, CAMPS initiated a lawsuit to invalidate this regulation as having been adopted in violation of California’s Administrative Procedure Act. On August 3, 2009, the court entered a decision denying CAMPS’ petition. CAMPS has appealed the court’s decision. If the regulation is ultimately upheld, it could result in our making refunds and other payments to Medi-Cal and our future revenues from Medi-Cal may be reduced. In addition to this Medi-Cal regulation, we currently are examining other similar Medicaid program rules to confirm whether we have complied with the particular states’ Medicaid reimbursement methodologies. The review could result in our making refunds and other payments to these state Medicaid programs and our future revenues may be reduced. Historically, when we have learned that states have adopted such alternative reimbursement methodologies, we have sometimes elected to stop accepting new Medicaid patient referrals for the affected drugs, biologicals and home medical equipment. We are currently evaluating the possibility of stopping or reducing our Medicaid business in a number of states with reimbursement policies that make it difficult for us to conduct operations profitably. Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states, which could further strain state budgets and therefore result in additional policy changes or rate reductions. In addition, changes to the federal regulations pertaining to prescription drug pricing may also impact the Medicaid reimbursement available to us. We cannot currently predict the adverse impact, if any, that any such changes to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether other states will consider similar or other reimbursement reductions or whether any such changes could have a material adverse effect on our results of operations, cash flow and capital resources.

We cannot estimate the ultimate impact of all legislated and contemplated Medicare and Medicaid reimbursement changes or provide assurance to investors that additional reimbursement reductions will not be made or will not have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Government Regulation—Medicare and Medicaid Revenues” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Government Regulation—Medicare Reimbursement.”

We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us.

As the result of continuing reductions in payor reimbursement, we, like many other healthcare companies, are making substantial efforts to reduce our costs in providing healthcare services and products. Certain managed care organizations and larger insurers also regularly attempt to seek reductions in the prices at which we provide services to them and their patients. We have a large number of contractual arrangements with managed care organizations and other parties, which represented approximately 70% and 72% of our total net revenues for the nine months ended September 30, 2010 and 2009, respectively, and we expect that we will continue to enter into more of these contractual arrangements. Also, the Reform Package significantly reduces the government’s payment rates to Medicare Advantage plans. Other provisions impose minimum medical-loss ratios, state and federal premium review procedures and benefit requirements on insurers. There can be no assurance that we will retain or obtain Medicare Advantage or other such managed care contracts or that such plans will not attempt to further reduce the rates they pay to providers. In addition, if we are unable to successfully reduce our costs, we may be unable to continue to provide services directly to patients of certain payors or through these contractual arrangements. This would have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

The segment of the healthcare market in which we operate is highly competitive. In each of our service lines, there are a number of national providers and numerous regional and local providers. Other types of healthcare providers, including industrial gas manufacturers, individual hospitals and hospital systems, home health agencies and health maintenance organizations, have entered and may continue to enter the market to compete with our various service lines. With access to significantly greater financial and market resources than what is available to us, some of these competitors may be better positioned to compete in the market. This may increase pricing pressure and limit our ability to maintain or increase our market share and may have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Non-Compliance With Laws and Regulations Applicable to Our Business and Future Changes in or Interpretations of Those Laws and Regulations Could Have a Material Adverse Effect on Us.

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and payment, substantiation and record-keeping requirements. On an ongoing basis, we have implemented policies and procedures designed to meet the various documentation requirements of government payors as they have been interpreted and applied. Examples of such documentation requirements are contained in the DMEMAC Supplier Manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. Some DMEMAC and other government auditors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain such documentation from other healthcare providers. If these or other burdensome positions continue to be adopted by auditors, DMEMACs, other contractors or CMS in administering the Medicare program, we have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare would likely be substantially reduced. We cannot currently predict the adverse impact, if any, that these new, more burdensome interpretations of the Medicare documentation requirements might have on our operations, cash flow and capital resources, but such impact could be material.

The federal False Claims Act imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. The federal government and a number of courts also have taken the position that claims presented in violation of certain other statutes, including the federal anti-kickback statute or the Omnibus Budget Reconciliation Act of 1993 (the “Stark Law”), can be considered a violation of the federal False Claims Act. Violations of the federal civil False Claims Act may result in treble damages, civil monetary penalties and exclusion from the Medicare, Medicaid and other federally funded healthcare programs. If certain criteria are satisfied, the federal civil False Claims Act allows a private individual to bring a qui tam suit on behalf of the government and, if the case is successful, to share in any recovery. Federal False Claims Act suits brought directly by the government or private individuals against healthcare providers, like us, are increasingly common and are expected to continue to increase.

The Reform Package also includes certain fraud and abuse prevention measures and expands regulatory authorities concerning the types of conduct that can result in additional fines and penalties for those healthcare providers who do not comply with applicable laws and regulations.

Financial relationships between us and physicians and other referral sources are also subject to strict limitations under laws such as the Stark Law and anti-kickback laws. In addition, strict licensure, accreditation, safety and marketing requirements apply to the provision of services, pharmaceuticals and medical equipment.

Violations of these laws and regulations could subject us to civil and criminal enforcement actions; licensure revocation, suspension or non-renewal; severe fines; facility shutdowns; repayment of amounts received from third party payors and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. We cannot assure you that we are in compliance with all applicable existing laws and regulations or that we will be able to comply with any new laws or regulations that may be enacted in the future. In addition, from time to time, we may be the subject of investigations or audits or be a party to qui tam or other False Claims Act litigation which alleges violations of law. If any of those matters were successfully asserted against us, there could be a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources, liquidity or prospects.

Changes in public policy, healthcare law, new interpretations of existing laws, or changes in payment methodology may have a significant effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Expanded Government Auditing and Oversight of Medicare Suppliers and More Stringent Interpretations by Those Auditors of Regulations and Rules Concerning Billing for Our Services and Products Could Have a Material Adverse Effect on Us.

Current law, including the recent Reform Package and an executive order signed by the President, provides for a significant expansion of the government’s auditing and oversight of suppliers who care for patients covered by various government healthcare programs. Examples of this expansion include audit programs being implemented by the DME MAC contractors, the Zone Program Integrity Contractors (ZPICs), the Recovery Audit Contractors (RACs) and the Comprehensive Error Rate Testing contractors (CERTs) operating under the direction of CMS. We work cooperatively with these auditors and have long maintained a process for centrally tracking and managing our responses to their audit requests. However, unlike other government programs that are subject to a formal rulemaking process, there are only limited publicly-available guidelines and methodologies for determining errors or for providing clear and timely communications to DMEPOS suppliers in connection with these new types of audits. As a result, there is significant lack of clarity regarding the authority of the auditors, their expectations for document production requested during audits and the methodology for determining errors and calculating error rates.

We have recently been subject to audits conducted under these new programs. Some of these audits have preliminarily ascribed error rates to our audited locations that are significantly higher than we, and others in the industry, have experienced in the past. In some cases, these high error rates appear to be based on the auditors’ incomplete or erroneous review of our submitted documentation or unclear scoring methodologies on the auditors’ part. In other instances, high error rates have resulted from the auditors’ use of more stringent interpretations of the types of medical necessity documentation required for CMS to pay for the services we provide. We are appealing the results of these recent audits, but cannot predict the outcome of such appeals.

We have been informed by these auditors that all suppliers of certain product categories are expected to experience increased scrutiny from these new audit programs. When a government auditor ascribes a high error rate to one or more of our locations, it generally results in protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from referral sources than has historically been required. We cannot currently predict the adverse impact, if any, that these new audits, methodologies and interpretations might have on our operations, cash flow and capital resources, but such adverse impact could be material.

See “Risks Relating to Our Business—Non-Compliance with Laws and Regulations Applicable to Our Business and Future Changes in or Interpretations of These Laws and Regulations Could Have a Material Adverse Effect on Us” for additional information.

Our Business and Financial Performance May Be Adversely Affected By Our Inability to Effectively Execute and Implement Cost Savings Initiatives.

We launched a substantial cost reduction plan in late 2007 across a number of identified initiatives presently targeting estimated pre-tax savings of approximately $172 million on an annualized basis, of which we have realized approximately $144 million through September 30, 2010. The programs related to the remaining targeted annualized savings of $28 million to be realized include customer service and billing center centralization, purchasing cost reduction initiatives, outsourcing certain functions of our information technology department, a branch optimization program, outsourced equipment pickups and exchanges and document imaging. Projected costs and savings associated with these initiatives are subject to a variety of risks, including:

•	the contemplated costs to effect these initiatives may exceed estimates;

•

the initiatives we are contemplating may require consultation with various customers, employees, labor representatives or regulators, and such consultations may influence the timing, costs and extent of expected savings;

•	the loss of skilled employees in connection with the initiatives; and

•	the projected savings contemplated under these programs may fall short of targets.

While we have begun and expect to continue to implement these cost savings initiatives, there can be no assurance that we will be able to do so successfully or that we will realize the projected benefits of these and other restructuring and cost savings initiatives. If we are unable to realize these anticipated cost savings initiatives, our business may be adversely affected. Moreover, our continued implementation of cost savings initiatives may have a material adverse effect on our business, results of operations and financial condition, including but not limited to the loss of revenue, increases in accounts receivable and reserves and/or write-offs of accounts receivable. Also, in response to changing business conditions, we may discontinue or significantly adjust our cost savings initiatives which would affect our ability to achieve future cost savings.

Our Failure to Successfully Design, Modify and Implement Computer and Other Process Changes to Maximize Productivity and Ensure Compliance Could Ultimately Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

We have identified a number of areas throughout our operations where we intend to modify the current processes or systems in order to attain a higher level of productivity or ensure compliance. The ultimate cost savings expected from the successful design and implementation of such initiatives will be necessary to help offset the impact of Medicare and Medicaid reimbursement reductions and continued downward pressure on pricing. Additionally, Medicare and Medicaid often change their documentation requirements. The DMEPOS competitive bidding program, once fully implemented, will also impose new reporting requirements on contracted providers. Perot Systems Corporation, our outsourcing partner for certain information systems functions, was acquired by Dell Inc. in late 2009; new management could make operational, leadership or other changes that could impact our plans and cost-savings goals. Our failure to successfully design and implement system or process modifications could have a significant impact on our operations and financial condition. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations.

Our Failure to Maintain Controls and Processes Over Billing and Collections or to Execute the Outsourcing Effectively, the Deterioration of the Financial Condition of Our Payors or Disputes With Third Parties Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

The collection of accounts receivable is one of our most significant challenges and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. For example, we have experienced an increase in accounts receivable attributable, among other things, to transitioning of some of our billing and collection functions to our outsourcing partner and to changes in payment practices by some of our payors and their intermediaries. There can be no assurance that we will be able to return to our historic levels or maintain our current levels of collectibility and days sales outstanding in future periods. Further, some of our payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. If we are unable to properly bill and collect our accounts receivable, our results will be adversely affected. In addition, from time to time we are involved in disputes with various parties, including our payors and their intermediaries regarding their performance of various contractual or regulatory obligations. These disputes sometimes lead to legal and other proceedings and cause us to incur costs or experience delays in collections, increases in our accounts receivable or loss of revenue. In addition, in the event such disputes are not resolved in our favor or cause us to terminate our relationships such parties, there may be an adverse impact on our results of operations or financial condition.

Our Outsourcing, Offshoring and Onshoring Activities Subject Us to Risks That Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

We have pursued an outsourcing strategy with respect to certain business functions. We have outsourced certain billing, collections and other administrative and clerical services to Intelenet and certain information systems functions to Dell Services (formerly Perot Systems Corporation). There is intense competition around the world for skilled business process and technical professionals and we expect that competition to increase, which could result in our outsourcing strategy not having the favorable economic impact currently projected. Operations in other parts of the world involve certain regional geopolitical risks that are different than operating in the United States, including the possibility of civil unrest, terrorism and substantial regulation by the individual governments. In addition, federal and state regulators have expressed concerns regarding the impact of offshoring on American business in general, including, for example, job loss, security and privacy concerns. These factors may cause disruptions in our business processes which could have a material adverse impact on our operations. We also may experience negative reactions from federal and state regulators, payors, patients and referral sources as a result of the actual or perceived concerns caused by the outsourcing of portions of our business operations, including increases in accounts receivable or reserves, write-offs of accounts receivable and/or loss of revenues. In addition, we have recently determined to return certain of the outsourced functions to our personnel in the United States. This transition may result in various one-time costs and temporary operational inefficiencies. There are no assurances that we will be successful in the transitioning of these functions back to the United States. Among other things, risks associated with the transition process may result in our inability to bill for our services, cause increases in our accounts receivable, impact our ability to collect current or future accounts receivables or cause us to increase accounts receivable reserves, all of which may have an adverse impact on our results of operations or financial condition. See “Recent Developments – Outsourcing Initiatives Review.”

Our Failure to Maintain Required Licenses Could Impact Our Operations.

We are required to maintain a significant number of state and/or federal licenses for our operations and facilities. Certain employees—primarily those with clinical expertise in pharmacy, nursing, respiratory therapy and nutrition—are required to maintain licenses in the states in which they practice. We manage the facility licensing function centrally. In addition, individual clinical employees are responsible for obtaining, maintaining and renewing their professional licenses and we also have processes in place designed to notify branch or pharmacy managers of renewal dates for the clinical employees under their supervision. State and federal licensing requirements are complex and often open to subjective interpretation by various regulatory agencies. In addition, from time to time, we may become subject to new or different licensing requirements due to legislative or regulatory requirements developments or changes in our business, and such developments may cause us to make further changes in our business, the results of which may be material. Although we believe we have the right systems in place to monitor licensure, violations of licensing requirements may occur and our failure to acquire or maintain appropriate licensure for our operations, facilities and clinicians could result in interruptions in our operations, refunds to state and/or federal payors, sanctions or fines, which could have an adverse material impact on our business, financial condition, results of operation, cash flow, capital resources and liquidity.

Our Failure to Maintain Accreditation Could Impact Our Operations.

Accreditation is required by most of our managed care payors and is a mandatory requirement for all Medicare DMEPOS providers effective October 1, 2009. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission, and the Commission renewed our accreditation for another three years. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 18 years of continuous accreditation by The Joint Commission—longer than any other homecare provider. If we or any of our branches lose accreditation, or if any of our new branches are unable to become accredited, our failure to maintain accreditation or become accredited could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Political and Economic Conditions and the Recent Financial Turmoil in the United States and Global Capital and Credit Markets As Well As Significant Global or Regional Developments Such As Economic and Political Events, International Conflicts and Natural Disasters That are Out of Our Control Could Adversely Affect Our Revenue and Results of Operations and Overall Financial Growth and Could Have a Material Adverse Effect on Us.

Our business can be affected by a number of factors that are beyond our control such as general geopolitical, economic and business conditions, conditions in the financial services markets, and general political and economic developments. For example, the costs of military and security activities, government expenditures to support or bail out financial institutions or the U.S. credit markets in light of recent significant declines and volatility in the financial markets, or prolonged relief efforts in response to a natural disaster could increase pressure to reduce government expenditures for other purposes, including government-funded programs such as Medicare and Medicaid. In addition, reductions in reimbursement from Medicare and Medicaid programs could result if there is a significant change in government spending priorities. Any such reimbursement reductions could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Recent turmoil in the financial markets, including in the capital and credit markets, the present economic slowdown and the uncertainty over its breadth, depth and duration may continue to put pressure on the global economy and could have a negative effect on our business. Further, the recent worldwide financial and credit turmoil has reduced the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could extend the economic recession in the United States or worldwide. As widely reported, financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. There can be no assurance that the deterioration in financial markets will not impair our ability to obtain financing in the future, including, but not limited to, our ability to draw on funds under our ABL Facility and our ability to incur additional indebtedness. If conditions in the global economy, U.S. economy or other key vertical or geographic markets remain uncertain or weaken further, we could experience material adverse impacts on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Our Strategic Growth Plan, Which Involves the Acquisition of Other Companies, May Not Succeed.

Our strategic growth plan involves, in part, the acquisition of other companies such as our 2007 acquisition of Coram. Such growth involves a number of risks, including:

•	difficulties related to combining previously separate businesses into a single unit, including product and service offerings, distribution and operational capabilities and business cultures;

•	availability of financing to the extent needed to fund acquisitions;

•	customer loss and other general business disruption;

•	managing the integration process while completing other independent acquisitions or dispositions;

•	diversion of management’s attention from day-to-day operations;

•	assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated;

•	failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements;

•	potentially substantial costs and expenses associated with acquisitions and dispositions;

•	failure to retain and motivate key employees;

•	coordinating research and development activities to enhance the introduction of new products and services; and

•	difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business.

We May Not Be Able to Realize Anticipated Cost Savings, Revenue Enhancements or Synergies From the Transactions or From Our Acquisitions.

We may not be able to realize the potential cost savings, synergies and revenue enhancements that we anticipate from the Transactions or from our acquisitions, either in the amount or within the time frame that we expect, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:

•	the use of more cash or other financial resources on integration and implementation activities than we expect;

•	increases in other expenses unrelated to the Transactions or our acquisitions, which may offset the cost savings and other synergies from those transactions;

•	our ability to eliminate effectively duplicative back office overhead and overlapping and redundant selling, general and administrative functions; and

•	our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

In addition, estimated cost savings are only estimates and may not actually be achieved in the timeframe anticipated or at all. If we fail to realize anticipated cost savings, synergies or revenue enhancements, our financial results will be adversely affected, and we may not generate the cash flow from operations that we anticipated, or that is sufficient to repay our indebtedness.

There is an Inherent Risk of Liability in the Provision of Healthcare Services; Damage to Our Reputation or Our Failure to Adequately Insure Against Losses Could Have a Material Adverse Effect on Our Operations, Financial Condition or Prospects.

There is an inherent risk of liability in the provision of healthcare services. As participants in the healthcare industry, we expect to periodically be subject to lawsuits, some of which may involve large claims and significant costs to defend. In that case, the coverage limits under our insurance programs may not be adequate to protect us. We also cannot be assured that we will be able to maintain this insurance on acceptable terms in the future. A successful claim in excess of our coverage could have a material adverse effect upon our business, financial condition, results of operations, cash flow, capital resources and liquidity. Even where our insurance is adequate to cover claims against us, damage to our reputation in the event of a judgment against us could have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources, liquidity or prospects.

We Experience Competition From Numerous Other Home Respiratory/Home Medical Equipment and Home Infusion Therapy Service Providers, and This Competition Could Adversely Affect Our Revenues and Our Business.

The home respiratory/home medical equipment and home infusion therapy markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers. We believe that the primary competitive factors are quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of our competitors may now or in the future have greater financial or marketing resources than we do. In addition, in certain markets, competitors may have more effective sales and marketing activities. Our largest national home respiratory/home medical equipment provider competitors are American HomePatient, Inc., Lincare Holdings, Inc. and Rotech Healthcare Inc. Our largest competitors in the home infusion therapy service market are Walgreens/OptionCare and Accredo/Critical Care Systems. The rest of the market in the United States consists of several medium-size competitors, as well as numerous small (under $3.5 million in revenues) local operations. There are relatively few barriers to entry in local home healthcare markets. We cannot assure you that the competitive nature of the homecare environment will not adversely affect our revenues and our business.

Our Business Operations are Labor Intensive. Difficulty Hiring Enough Additional Management and Other Employees, Increasing Costs of Compensation or Employee Benefits, and the Potential Impact of Unionization and Organizing Activities Could Have an Adverse Effect on Our Costs and Results of Operations.

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other employees. One of our largest costs is in the payment of salaries and benefits to our approximately 11,600 employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates among certain employee groups. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely be adversely affected. The Reform Package may materially increase our cost of providing health benefits to our employees and their dependents. In addition, union organizing activities have occurred in the past and may occur in the future, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

We are Highly Dependent Upon Senior Management; Our Failure to Attract and Retain Key Members of Senior Management Could Have a Material Adverse Effect on Us.

We are highly dependent on the performance and continued efforts of our senior management team. Our future success is dependent on our ability to continue to attract and retain qualified executive officers and senior management. Any inability to manage our operations effectively could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Our Reliance on Relatively Few Suppliers for the Majority of Our Patient Service Equipment, Pharmaceuticals and Supplies and New Excise Taxes Which Are To Be Imposed on Certain Manufacturers of Such Items Could Adversely Affect Our Ability to Operate.

We currently rely on a relatively small number of suppliers to provide us with the majority of our patient service equipment, pharmaceuticals and supplies. Significant price increases, or disruptions in the ability to obtain such equipment, pharmaceuticals and supplies from existing suppliers, may force us to use alternative suppliers. Additionally, the Reform Package calls for significant new excise taxes to be imposed on manufacturers of certain medical equipment and pharmaceuticals—taxes which they could attempt to pass on to customers such as us. Such manufacturers may be forced to make other changes to their products or manufacturing processes that are unacceptable to us, resulting in our desire to change suppliers. Any change in suppliers we use could cause delays in the delivery of such products and possible losses in revenue, which could adversely affect our results of operations. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If we cannot obtain the patient service equipment, pharmaceuticals and supplies we currently use, or alternatives at similar or favorable prices, our ability to provide such products may be severely impacted, which could have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Our Failure to Establish and Maintain Relationships With Hospital and Physician Referral Sources May Cause Our Revenue to Decline.

Our success is partly dependent on referrals from hospital and physician sources. If we are unable to successfully establish new referral sources and maintain strong relationships with our current referral sources, or if efforts to increase the skill level and effectiveness of our sales force fail, our revenues may decline.

Changes in Medical Equipment Technology and Development of New Treatments May Cause Our Current Equipment or Services to Become Obsolete.

We evaluate changes in home medical equipment technology and treatments on an ongoing basis for purposes of determining the feasibility of replacing or supplementing items currently included in the patient service equipment inventory and services that we offer our customers. The selection of medical equipment and services we offer is formulated on the basis of a variety of factors, including overall quality, functional reliability, availability of supply, payor reimbursement policies, product features, labor costs associated with the technology, acquisition, repair and ownership costs and overall patient and referral source demand, as well as patient therapeutic and lifestyle benefits. Manufacturers continue to invest in research and development to introduce new products to the marketplace. It is possible that major changes in available technology, payor benefit or coverage policies related to those changes, or the preferences of patients and referral sources may cause our current product offerings to become less competitive or obsolete, and it will be necessary for us to adapt to those changes. We endeavor to anticipate industry trends and initiate new product offerings in a way that minimizes the financial impact of increased cost of goods sold, equipment replacement costs and other expenses associated with changes in technology and demand. For example, Medicare DMEPOS competitive bidding regulations contain policies relating to the provision of products covered by the program. However, unanticipated changes could cause us to incur increased capital expenditures and accelerated equipment write-offs, and could force us to alter our sales, operations and marketing strategies.

Our Operations Involve the Transport of Compressed and Liquid Oxygen, Which Carries an Inherent Risk of Rupture or Other Accidents With the Potential to Cause Substantial Loss.

Our operations are subject to the many hazards inherent in the transportation of medical gas products and compressed and liquid oxygen, including ruptures, leaks and fires. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. If a significant accident or event occurs, it could adversely affect our financial position and results of operations.

Our Medical Gas Facilities and Operations are Subject to Extensive Regulation by Federal and State Authorities and There Can Be No Assurance That Our Medical Gas Facilities Will Achieve and Maintain Compliance With Such Regulations.

We have a number of medical gas facilities in several states subject to federal and state regulatory requirements. Our medical gas facilities and operations are subject to extensive regulation by the Food and Drug Administration (“FDA”) and other federal and state authorities. The FDA regulates medical gases, including medical oxygen, pursuant to its authority under the federal Food, Drug and Cosmetic Act (“FFDCA”). Among other requirements, the FDA’s current Good Manufacturing Practice (“cGMP”) regulations impose certain quality control, documentation and recordkeeping requirements on the receipt, processing and distribution of medical gas. Further, in each state in which we do business, our medical gas facilities are subject to regulation under state health and safety laws, which vary from state to state. The FDA and state authorities conduct periodic, unannounced inspections at medical gas facilities to assess compliance with the cGMP and other regulations, and we expend significant time, money and resources in an effort to achieve substantial compliance with the cGMP regulations and other federal and state law requirements at each of our medical gas facilities. In the fourth quarter of 2009, the FDA changed its methodology for medical gas providers to register their sites with the agency; we complied with the regulation. There can be no assurance, however, that these efforts will be successful and that our medical gas facilities will achieve and maintain compliance with federal and state law regulations. Our failure to achieve and maintain regulatory compliance at our medical gas facilities could result in enforcement action, including warning letters, fines, product recalls or seizures, temporary or permanent injunctions, or suspensions in operations at one or more locations, and civil or criminal penalties which would materially harm our business, financial condition, results of operations, cash flow, capital resources and liquidity.

We have in the Past Identified a Material Weakness in Our Internal Controls Over Financial Reporting as it Relates to the Calculation of Accounts Receivable Reserves. If We Do Not Maintain Effective Internal Controls Over Financial Reporting, We Could Fail to Accurately Report Our Financial Results.

We have in the past identified a material weakness in our internal control over financial reporting. In light of this material weakness in internal control over financial reporting, we also concluded that our disclosure controls and procedures were not effective as of certain dates in 2007 and 2008.

A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. We did not effectively design and perform control activities to prevent or detect material misstatements that might exist in our reserve for uncollectible accounts receivable. Specifically, we did not perform an analysis with a sufficient level of detail to support management’s estimate of the reserve for uncollectible accounts receivable.

During 2008, we implemented a remediation program designed to address such material weakness. In the fourth quarter of 2008, we concluded that our remediation program was operating effectively and as of December 31, 2008, management concluded that the material weakness was remediated and did not exist as of that date. If our remediation efforts are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions.

We have completed a number of acquisitions in the past several years, and may continue to pursue growth through strategic acquisitions. Among the risks associated with acquisitions are the risks of control deficiencies that result from the integration of the acquired business.

It is possible that control deficiencies could be identified by our management or by our independent auditing firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny, cause investors to lose confidence in our reported financial condition, lead to a default under our indebtedness and otherwise materially adversely affect our business and financial condition.

Affiliates of the Sponsor Own Substantially All of the Equity Interests in Us and May Have Conflicts of Interest With Us or the Holders of the Notes in the Future.

As a result of the Merger, investment funds affiliated with the Sponsor collectively own a substantial majority of our capital stock, and the Sponsor designees hold a majority of the seats on our board of directors. As a result, affiliates of the Sponsor have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of our Notes believe that any such transactions are in their own best interests. For example, affiliates of the Sponsor could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with the Sponsor continue to indirectly own a significant amount of the outstanding shares of our common stock, affiliates of the Sponsor will continue to be able to strongly influence or effectively control our decisions. The indenture governing the Notes and the credit agreement governing our ABL Facility permit us to pay advisory and other fees, dividends and make other restricted payments to the Sponsor under certain circumstances and the Sponsor or its affiliates may have an interest in our doing so. In addition, the Sponsor has no obligation to provide us with any additional debt or equity financing.

Additionally, the Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. For example, the Sponsor controls Intelenet, an Indian company with which we contracted in 2009 to assist us with the outsourcing of certain revenue management functions. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The holders of the Notes should consider that the interests of the Sponsor and other members of the Investor Group (defined as Blackstone, certain funds affiliated with Blackstone, Dr. Norman C. Payson and certain other members of our management) may differ from their interests in material respects.

Proposed Federal Legislation, If Passed, Would Encourage Greater Unionization and Could Materially Impact Our Labor Costs and Customer Service Provided to Patients.

It is possible that the U.S. Congress will pass the Employee Free Choice Act, legislation which would change existing laws concerning union representation. The proposed Employee Free Choice Act would in certain circumstances eliminate the secret ballot voting process, shorten the time window in which a contract negotiation between an employee and a labor union must take place and mandate arbitration of contract terms if a negotiated contract is not met within certain timeframes. While the ultimate outcome of this legislation is still unclear, any increased union representation within the homecare industry or mandatory arbitration of contract terms would potentially increase labor and other operating expenses. Additional unionization could also negatively impact our ability to provide high quality service to patients in the event of a strike or other work stoppage.

Our Ability to Retain Certain Hospital-Based Referral Revenue is Contingent on the Quality of Our Referral Process and Patient Service.

For over a decade, we have implemented a contractual business model with a number of hospitals which facilitates continuity of care and quality for patients who are being discharged from those hospitals to the homecare setting. We discontinued most of these arrangements in 2009. In these cases, we continue to work closely with the hospitals to accept discharges for their patients who require our services. However, the dissolution of the contractual relationship may result in the decision by hospitals to refer patients to our competitors in lieu of or in addition to us. We are not able to predict whether the discontinuance of these hospital arrangements will have a material impact on our overall operational and financial results.

Our Payor Contracts are Subject to Renegotiation or Termination Which Could Result in a Decrease in Our Revenue and Profits.

From time to time, our payor contracts are amended, renegotiated or terminated altogether. Sometimes in the renegotiation process, certain lines of business may not be renewed or a payor may enlarge its provider network or otherwise adversely change the way it conducts its business with us. In other cases, a payor may reduce its provider network in exchange for lower payment rates. Our revenue from a payor may also be adversely affected if the payor alters its administrative procedures for payments and audits or changes its order of preference among the providers to which it refers business. Any significant reduction in our actual or projected revenues as a result of these or other factors could lead to an impairment of the value of our goodwill and intangible assets which would result in a decrease in these assets on our balance sheet. We cannot assure you that we will not have such an impairment charge or that our payor contracts will not be terminated or altered in ways that are unfavorable to us as a result of renegotiation or such administrative changes.

Risks Relating to Our Indebtedness

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us From Fulfilling Our Obligations Under our Indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2010, we had approximately $1,019.8 million of total debt outstanding. Subject to the limits contained in the credit agreement governing our ABL Facility, the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•

requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings may be at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

Our Variable Rate Indebtedness Subjects Us to Interest Rate Risk, Which Could Cause Our Indebtedness Service Obligations to Increase Significantly.

Borrowings under our ABL Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

We May Be Unable to Service Our Indebtedness.

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

The Indenture Governing the Notes and the Credit Agreement Governing Our ABL Facility Impose Significant Operating and Financial Restrictions on Our Company and Our Subsidiaries, Which May Prevent Us From Capitalizing on Business Opportunities.

The indenture governing the Notes and the credit agreement governing our ABL Facility impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	incur additional indebtedness or enter into sale and leaseback obligations;

•	pay certain dividends or make certain distributions on our capital stock or repurchase or redeem our capital stock;

•	make certain capital expenditures;

•	make certain loans, investments or other restricted payments;

•	place restrictions on the ability of our subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with stockholders or affiliates;

•	sell certain assets or engage in mergers, acquisitions and other business combinations;

•	amend or otherwise alter the terms of our indebtedness;

•	alter the business that we conduct;

•	guarantee indebtedness or incur other contingent obligations; and

•	create liens.

Our ABL Facility also includes financial covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control.

As a result of these covenants and restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above as well as other terms of our existing indebtedness and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

Our Failure to Comply With the Agreements Relating to Our Outstanding Indebtedness, Including as a Result of Events Beyond Our Control, Could Result in an Event of Default That Could Materially and Adversely Affect Our Results of Operations and Our Financial Condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159)

3.2	Amended and Restated Bylaws of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159)

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC.

Date: November 5, 2010	By:	/s/ CHRIS A. KARKENNY
Chris A. Karkenny
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2010	By:	/s/ PETER A. REYNOLDS
Peter A. Reynolds
Chief Accounting Officer and Controller (Principal Accounting Officer)