Form 10-K
period 2010-12-31
APRIA HEALTHCARE GROUP INC
filed 2011-02-25
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-168159

APRIA HEALTHCARE GROUP INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0488566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26220 Enterprise Court Lake Forest, CA	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 639-2000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☐    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was zero.

As of February 25, 2011, there were 100 shares of the registrant’s common stock par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates” or similar expressions.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements. You should understand that various important factors, in addition to those discussed elsewhere in this annual report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	trends and developments affecting the collectability of accounts receivable;

•	government legislative and budget developments that could continue to affect reimbursement levels;

•	potential reductions in reimbursement rates by government and third-party payors;

•	the effectiveness of our operating systems and controls;

•	healthcare reform and the effect of federal and state healthcare regulations;

•	economic and political events, international conflicts and natural disasters;

•	acquisition-related risks; and

•	the items discussed under “Risk Factors” in this annual report on Form 10-K.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this report, unless otherwise noted or the context otherwise requires, references to “Company,” “we,” “us,” and “our” are to Apria Healthcare Group Inc., a Delaware corporation, and its subsidiaries; references to “Apria” and the “Issuer” are to Apria Healthcare Group Inc., exclusive of its subsidiaries; references to “Merger Sub” are to Sky Merger Sub Corporation, a Delaware corporation; references to “Holdings” are to Apria Holdings LLC, a Delaware limited liability company, exclusive of its subsidiaries; references to “Sky Acquisition” are to “Sky Acquisition LLC”, a Delaware limited liability company, exclusive of its subsidiaries; references to “Blackstone” and the “Sponsor” are to Blackstone Capital Partners V L.P.; references to the “Investor Group” are, collectively, to Blackstone and certain funds affiliated with Blackstone, Dr. Norman C. Payson and certain other members of our management; and references to “home medical equipment,” “durable medical equipment” and “DME” are used synonymously. On October 28, 2008, the Company was acquired by private investment funds affiliated with the Sponsor via a merger of the Merger Sub with and into Apria (the “Merger”), with Apria being the surviving corporation following the Merger. As a result of the Merger, the Investment Group beneficially owns all of Apria’s issued and outstanding common stock. The Merger and the related financing and refinancing transactions, including, but not limited to, the equity investment by the Sponsor, the borrowings under the Company’s senior secured bridge credit agreement dated October 28, 2008 (the “senior secured bridge credit agreement”) and the use of proceeds therefrom, the offerings of $700.0 million of the Company’s 11.25% Senior Secured Notes due 2014 (Series A-1) (the “Series A-1 Notes”) and $317.5 million of the Company’s 12.375% Senior Secured Notes due 2014 (Series A-2) (the “Series A-2 Notes”), the repayment of all outstanding borrowings under the Company’s senior secured bridge credit agreement, and the payment of related fees and expenses, are collectively referred to in this Annual Report as the “Transactions.” The term “Successor” refers to the Company following the Merger and the term “Predecessor” refers to the Company prior to the Merger.

PART I

ITEM 1. BUSINESS

We are a quality, cost-efficient provider of home healthcare products and services in the United States, offering a comprehensive range of home respiratory therapy, home infusion therapy and home medical equipment services to over two million patients annually in all 50 states through approximately 500 locations. We hold market-leading positions across all of our major service lines—making us a leader in the homecare market. By targeting the managed care segment of the population, we are better positioned than many of our competitors to minimize risks associated with changes in Medicare/Medicaid reimbursement rates. We are focused on being the industry’s highest-quality provider of homecare services, while maintaining our commitment to being a low-cost operator. Our integrated product and service offerings, combined with our national scale and strong reputation, provide us with a strategic advantage in attracting clients, which include almost all of the national and regional managed care and government payors in the United States, and in retaining our referral base of more than 70,000 physicians, discharge planners, hospitals and third-party payors. For the years ended December 31, 2010 and 2009 our net revenues were $2.08 billion and $2.09 billion, respectively.

We have two operating segments, (1) home respiratory therapy and home medical equipment and (2) home infusion therapy. Within the two operating segments there are three core service lines: home respiratory therapy, home medical equipment and home infusion therapy. Through these service lines we provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. We provide substantial benefits to both patients and payors by allowing patients to receive necessary care and services in the comfort of their own home while reducing the cost of treatment. Our services include:

•	providing in-home clinical respiratory care, infusion nursing and pharmaceutical management services;

•	educating patients and caregivers about health conditions or illnesses and providing written instructions about home safety, self-care and the proper use of equipment;

•	monitoring patients’ individualized treatment plans;

•	reporting patient progress and status to the physician and/or managed care organization;

•	providing in-home delivery, set-up and maintenance of equipment and/or supplies; and

•	processing claims to third-party payors and billing/collecting patient co-pays and deductibles.

Home Respiratory Therapy and Home Medical Equipment ($1,083.2 million and $1,169.6 million, or 52.1% and 55.8%, of our net revenues for the years ended December 31, 2010 and 2009, respectively)

Home Respiratory Therapy

We are the largest provider of home respiratory therapies in the United States to the managed care market serving approximately 1.4 million patients annually through our nationwide distribution platform that includes approximately 410 respiratory/HME locations. We offer a full range of home respiratory therapy products and services, from the simplest nebulizer and oxygen concentrator to the most complex ventilator. Our services offer a compelling relative cost advantage to our patients and payors. For example, in-home oxygen treatment costs for a Medicare patient are on average less than $7 per day. Patients utilize our products to treat a variety of conditions, including:

•	chronic obstructive pulmonary diseases (“COPD”), such as emphysema and chronic bronchitis (the fourth leading cause of death in the U.S.);

•	respiratory conditions associated with nervous system disorders or injuries, such as Lou Gehrig’s disease and quadriplegia;

•	congestive heart failure; and

•	lung cancer.

By focusing our efforts primarily on the managed care population, we limit our exposure to the highly-regulated Medicare respiratory business, which is subject to changes in coverage, payment and pricing guidelines. As an example, Medicare oxygen accounted for less than 10% of our total net revenues for each of the years ended December 31, 2010 and 2009.

We employ a nationwide clinical staff of more than 850 respiratory care professionals, including home respiratory therapists who provide direct patient care, monitoring and 24-hour support services under physician-directed treatment plans and in accordance with our proprietary acuity program. We derive revenues from the provision of oxygen systems, ventilators, respiratory assist devices, and Continuous Positive Airway Pressure (“CPAP”) and bi-level devices, as well as from the provision of infant apnea monitors, nebulizers, home-delivered respiratory medications and related services.

We are also the largest provider of sleep apnea devices, including CPAP/bi-level devices, and patient support services in the United States. The incidence and diagnosis of Obstructive Sleep Apnea (“OSA”) continues to increase in the United States. We believe that the strength of our position in this market is partly due to our significant presence in the managed care market, since OSA largely affects adults between the ages of 35 and 55 rather than the population served by Medicare. To manage our significant new and recurring patient volumes in a cost-effective, clinically sound manner, we developed an innovative care model called the “CPAP Center at Apria Healthcare.” This branch-based model allows Apria’s respiratory care practitioners to educate, on a timely and efficient basis, newly-diagnosed patients about their condition, the equipment and accessories their physician has prescribed for them, and the long-term importance of complying with the physician’s order. In addition, we operate a comprehensive patient compliance model to ensure that Medicare patients in particular adhere to their therapy according to their physician’s prescription. The model includes both one-on-one patient education and teaching performed in group settings, as well as remote monitoring technologies.

Home Medical Equipment

As the leading provider of home medical equipment in the United States, we supply a wide range of products to help improve the quality of life for patients with special needs. Our integrated service approach allows patients, hospital and physician referral sources and managed care organizations accessing either our home respiratory or home infusion therapy services to also access needed home medical equipment through a single source. The use of home medical equipment provides a significant relative cost advantage to our patients and payors. For example, on average, it costs $50 per day to create an in-home hospital room versus approximately $1,500 per day for in-patient hospital care, according to the Centers for Medicare and Medicaid Services (“CMS”). Basic categories of equipment are:

•	manual wheelchairs and ambulatory equipment, such as canes, crutches and walkers;

•	hospital room equipment, such as hospital beds and bedside commodes;

•	bathroom equipment, such as bath and shower benches, elevated toilet seats and toilet, tub or wall grab bars;

•	phototherapy systems, such as blankets, wraps or treatment beds for babies with jaundice; and

•	support surfaces, such as pressure pads and mattresses, for patients at risk for developing pressure sores or decubitus ulcers.

Another example of our ability to serve patients nationally who have varying clinical needs is our negative pressure wound therapy program (“NPWT”). NPWT is a topical treatment intended to promote healing in acute and chronic wounds affected by conditions including diabetes, arterial insufficiency and venous insufficiency. This service is offered primarily to managed care organizations and integrates well with our home infusion therapy and home medical equipment service segments.

Home Infusion Therapy ($997.5 million and $925.0 million, or 47.9% and 44.2%, of our net revenues for the years ended December 31, 2010 and 2009, respectively)

We are the leading provider of home infusion therapy services in the United States—serving approximately 120,000 patients annually through 72 infusion pharmacy locations nationwide. We provide patients with intravenous and injectable medications and clinical services at home or in one of our 62 ambulatory infusion suites nationwide. We employ nursing clinicians who assess patients before their discharge from the hospital whenever possible, and then develop, in conjunction with the physician, a plan of care. Our home infusion products and services offer a compelling relative cost advantage to our patients and payors. For example, we believe that a home intravenous antibiotic program in a Medicare managed care plan costs significantly less than the cost to provide that service in a hospital setting.

Home infusion therapy is used to administer drugs and other therapeutic agents directly into the body through various types of catheters or tubing. Our services are frequently used to treat patients with infectious diseases, cancer, gastrointestinal diseases, chronic or acute pain syndromes, immune deficiencies, cardiovascular disease or chronic genetic diseases, and those who require therapies associated with bone marrow or solid organ transplantation. We employ licensed pharmacists and registered nurses who specialize in the delivery of home infusion therapy. They are able to respond to emergencies and questions regarding therapy 24 hours a day, seven days a week and provide initial and ongoing training and education to the patient and caregiver. Other support services include supply replenishment, pump management, preventive maintenance, assistance with insurance questions and outcome reporting.

We believe we are also a leading provider of enteral nutrition in the United States. Enteral nutrition, or “tube feeding,” is prescribed to patients whose gastrointestinal system is malfunctioning or who suffer from neurological conditions, swallowing disorders or malnutrition attributable to stroke, cancer or other conditions. We employ licensed dieticians who specialize in the provision of enteral nutrition service. In recent years, advances in enteral nutrition have enabled more adults and children to have their nutritional and caloric needs met by tube feeding, as opposed to more invasive and expensive therapies.

Recent Events

Acquisition of Praxair U.S. Home Healthcare Business On February 2, 2011, we, along with Praxair, Inc. and Praxair Healthcare Services, Inc. (collectively, “Praxair”), jointly announced that our wholly owned subsidiary, Apria Healthcare, Inc. (“AHI”) and Praxair have entered into a definitive asset purchase agreement whereby AHI will acquire the assets of Praxair’s home healthcare services division in the United States. The transaction is expected to close during the first quarter of 2011. Assuming a March 31, 2011 closing date, this business is expected to contribute approximately $85 to $95 million to our revenue in 2011. This estimate and the acquired business’s contribution in future periods will be subject to decreases as a result of the impact of Medicare competitive bidding and other factors.

Industry Overview

The home healthcare market, which is estimated to generate revenues of approximately $72 billion in the United States in 2010, comprises a broad range of products and services—including respiratory therapy, home infusion therapy, home medical equipment, home healthcare nursing, orthotics and prosthetics and general medical supplies—and is expected to grow at a compounded annual growth rate of 5.5% from 2010 through 2015 according to 2010 IBISWorld Industry Report. Our industry is highly-fragmented and is served by more than 10,000 competitors.

We benefit from the following trends within the home healthcare market:

•

Favorable industry dynamics. Favorable demographic trends and the continued shift to in-home healthcare have resulted in patient volume growth in the United States and are expected to continue to drive growth. The CMS Office of the Actuary projects that the number of Medicare beneficiaries will, on average for the years 2011-2013, grow by 3.2% annually. As the baby boomer population ages and life expectancy increases, the elderly—who comprise the vast majority of our patients—will represent a higher percentage of the overall population. According to a 2008 U.S. Census Bureau projection, the U.S. population aged 55 and over is expected to grow at approximately twice the average rate of population growth from 76.5 million, or 25% of the population, in 2010 to 112 million, or 30% of the population, by 2030. An aging population, the continued prevalence of smoking, increasing obesity rates and higher diagnosis rates have collectively driven growth in the industry, despite certain per-unit payment reductions.

•

Compelling in-home economics. By 2017, the nation’s healthcare spending is projected to increase to $4.3 trillion, growing at an average annual rate of 6.7%, according to CMS. The rising cost of healthcare has caused many payors to look for ways to contain costs and home healthcare is increasingly sought out as an attractive, cost-effective, clinically appropriate alternative to expensive facility-based care. For example, in-home oxygen treatment costs for a Medicare patient are on average less than $7 per day.

•

Increased prevalence of in-home treatments. Improved technology has resulted in a wider variety of treatments being administered in patients’ homes. These improvements have allowed for earlier patient discharge and have lengthened the portion of the recuperation period spent outside of an institutional setting. In addition, medical advancements have also made medical equipment more simple, adaptable and cost-effective for use in the home.

•

Preference for in-home care. Many patients prefer the convenience and typical cost advantages of home healthcare over institutional care as it provides patients with greater independence, increased responsibility and improved responsiveness to treatment. A December 2007 national telephone survey conducted by Harris Interactive found that over 82% of the respondents expressed a preference for homecare over institutional care, and that preference is even more prevalent among the age 55+ population (91%). The same poll found that 74% of adults surveyed agreed that homecare is part of the solution to the problem of rapidly increasing Medicare spending for seniors in the United States.

•

Development of new infused and injectable drugs. There is a significant number of new infusion or injectable drugs in the development pipeline. We believe this proliferation of medications, many of which are for chronic conditions that require long-term treatment, will drive further increases in home infusion therapy utilization and referrals to our ambulatory infusion suites.

Our Competitive Strengths

Leading Market Positions with a Compelling Value Proposition

With approximately 12,300 employees and a national distribution footprint of approximately 500 locations that serve patients in all 50 states, we are the largest provider of home healthcare services in the United States. We are the market leader in infusion therapy and sleep apnea services, the leading respiratory provider to the managed care market and the leading provider of home medical equipment. We believe that our national platform, comprehensive product line and leading reputation provide us with a greater opportunity than our competitors to attract more customers as our industry continues to grow. Our national presence and scale enables us to frequently obtain preferred provider status from other national and regional managed care payors, negotiate better terms with vendors and leverage our fixed overhead costs. For example, we are a preferred provider for a comprehensive list of home respiratory and medical equipment products and services to many managed care organizations and, for some of these payors, we are the exclusive provider. We believe we are better suited to service large managed care accounts due to our extensive branch network, state of the art logistics systems, respiratory and infusion clinical expertise, national coverage of payors’ members, competitive pricing, comprehensive product line, accreditation from The Joint Commission (the “Commission”), and our ability to connect electronically with payors’ systems. We have leveraged this competitive advantage to gain share in the managed care market.

The significant number of new infusion drugs in the pipeline and an increasing use of specialty infusion treatments will contribute to increased growth in the specialty infusion market over the next few years. We are well-positioned in the specialty infusion services market, and have aggressively established relationships with pharmaceutical and biotech companies to obtain early access to drugs in various stages of clinical trials. We believe there are other cross-selling opportunities and synergies to be achieved by offering a diverse mix of services. We also believe that an integrated approach allows us to offer patients, hospital and physician referral sources and managed care organizations a highly-valued single source for respiratory therapy, specialty home infusion and home medical equipment.

Diversified Product and Customer Mix

We have one of the most comprehensive product lines and diversified customer mixes among our peers. Our broad product offering has affirmed our status as a leading provider in each market and has made us a more attractive partner to referral sources and payors, as we provide a one-stop solution for homecare products and services.

We contract with a substantial majority of the national managed care organizations—including United HealthCare Services, Aetna Health Management, Humana Health Plans and Kaiser Foundation Health Plan, as well as a large number of regional and local payors. All of our contracted managed care organizations combined service over 217 million people.

The Coram acquisition in December 2007 enabled us to simultaneously expand our product offering in specialty infused drugs and rebalance our payor mix by reducing our reliance on government payors such as Medicare and Medicaid while expanding relationships with managed care organizations. Managed care payors contributed approximately 70% and 72% of our net revenues for the years ended December 31, 2010 and 2009, respectively, with no single contract accounting for more than 8% of net revenues during the same periods.

Proven Ability to Execute Cost Savings

We have successfully implemented a number of operational efficiency initiatives historically, which have helped to reduce our costs and significantly offset ongoing Medicare reimbursement changes. In late 2007, we launched a substantial multi-year cost reduction plan across a number of identified initiatives presently targeting approximately $168 million in expected annual savings, of which we have cumulatively realized approximately $153 million through December 31, 2010.

Scalable and Diversified Platform for Home Healthcare Delivery

We currently provide service to more than two million patients through a national infrastructure that enables us to deliver services to patients in their homes. Through approximately 500 locations, we are able to deliver a wide variety of cost-effective products and services to various patient groups. We have successfully leveraged this distribution platform across a number of product and service offerings including CPAP/bi-level, enteral nutrition and NPWT devices, and we are using our nursing capacity to provide infusion services through our growing network of ambulatory infusion suites.

We historically supplied CPAP/bi-level devices to a large number of patients, but provided related accessories and supplies primarily on an as-needed basis. Patients who rely on CPAP and bi-level devices periodically require replacement accessories to ensure that they remain compliant to the therapy prescribed by their physician. These accessories include masks, tubing and supplies. Now in operation for over six years, a centralized customer care center for CPAP and bi-level patients provides support and information to patients so that they know what their payors cover in terms of replacement accessories and understand the health value of remaining compliant to their therapy over the long-term. Accessory net revenues were $142.0 million and $155.9 million and represented 47% and 47% of our total CPAP/bi-level net revenues for the years ended December 31, 2010 and 2009, respectively.

Our NPWT program is another example of our ability to leverage our infrastructure and expertise. Coordination of care is provided using the same service and systems platform as is used for the CPAP/bi-level direct marketing service program. The program has expanded geographically since its inception, primarily based on strong interest from managed care customers who would like to add our NPWT service to existing contracts we operate with them.

Experienced Management Team

We have a strong and experienced senior management team with over 200 years of combined experience spanning nearly every segment of the healthcare industry, including managed care, manufacturing, supply chain, procurement, home healthcare, acute care, skilled nursing and long-term care. With an average tenure of 22 years within the healthcare industry, this team possesses in-depth knowledge of our industry and the regulatory environment in which we operate, as well as our portfolio of home healthcare services.

Our Business Strategy

Our business strategy is to position ourselves in the marketplace as a high-quality provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in this segment and expanded our platform for further cross-selling opportunities. Since January 1, 2007, we have expanded our home respiratory therapy and home medical equipment sales force by 51%. This focus has allowed us to more efficiently cover each market served by promoting our products and services to physicians, hospital discharge planners and managed care organizations.

•

Continue to participate in the managed care market. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services will enable us to sign preferred provider agreements with managed care organizations. Managed care represented approximately 70% of our total net revenues for the year ended December 31, 2010.

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

prosthetics, orthotics and supplies (“DMEPOS”), effective October 1, 2009, per Centers for Medicare and Medicaid Services (“CMS”) regulation. We were the first durable medical equipment provider to seek and obtain voluntary accreditation from The Joint Commission. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission and, the Commission renewed our accreditation for another three years. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 19 years of continuous accreditation by The Joint Commission—longer than any other homecare provider.

•

Execute our strategic initiatives to drive profitability. For the past several years, we have successfully engaged in a range of cost savings initiatives to ease pressure on our revenue that has been and continues to be caused by Medicare and Medicaid reimbursement changes. These initiatives are designed to improve customer service, delivery and vehicle routing services, streamline the billing and payment process, effectively manage purchasing costs and improve the overall experience of the patients we serve. We launched a substantial multi-year cost reduction plan in late 2007. To date, we have made significant progress across a number of the identified initiatives targeting expected annual savings of approximately $168 million, of which we realized approximately $153 million through December 31, 2010.

Service Lines

We have two operating segments, (1) home respiratory therapy and home medical equipment and (2) home infusion therapy. Within the two operating segments there are three core service lines: home respiratory therapy, home medical equipment and home infusion therapy. Through these service lines we provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. We provide substantial benefits to both patients and payors by allowing patients to receive necessary care and services in the comfort of their own home while reducing the cost of treatment. Our services include:

•	providing in-home clinical respiratory care, infusion nursing and pharmaceutical management services;

•	educating patients and caregivers about health conditions or illnesses and providing written instructions about home safety, self-care and the proper use of equipment;

•	monitoring patients’ individualized treatment plans;

•	reporting patient progress and status to the physician and/or managed care organization;

•	providing in-home delivery, set-up and maintenance of equipment and/or supplies; and

•	processing claims to third-party payors and billing/collecting patient co-pays and deductibles.

The following table sets forth a summary of total net revenues by service line and segment, expressed as percentages of total net revenues:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period October 29, 2008 to December 31, 2008	Period January 1, 2008 to October 28, 2008

	(Successor)	(Successor)	(Successor)	(Predecessor)
Home respiratory therapy	45%	48%	52%	52%
Home medical equipment	7	8	7	9

Total home respiratory and home medical equipment segment	52	56	59	61
Home infusion therapy segment	48	44	41	39

Total net revenues	100%	100%	100%	100%

Organization and Operations

Organization. Our approximately 500 locations deliver home healthcare products and services to patients in their homes and to other care sites through our delivery fleet and our qualified delivery professionals and clinical employees. Our home respiratory therapy, home medical equipment and home infusion therapy service lines are organized into geographic divisions that provide management oversight.

Corporate Compliance. As a leader in the home healthcare industry, we have implemented a compliance program to further our commitment to providing quality home healthcare services and products while maintaining high standards of ethical and legal conduct. We believe that it is essential to operate our business with integrity and in full compliance with applicable regulations. Our Corporate Compliance Program includes a written Code of Ethical Business Conduct that employees receive as part of their initial orientation process. The program is designed to accomplish the goals described above through employee education, a confidential disclosure program, written policy guidelines, periodic reviews, frequent reinforcement, compliance audits, a formal disciplinary component and other programs. Compliance oversight is provided by the Corporate Compliance Committee, which meets quarterly and consists of senior and mid-level management personnel from various functional disciplines. In addition to updates provided to the Board of Directors during its regular meetings, a written Compliance Program Report is submitted annually to the Board for review and discussion.

Pursuant to the merger agreement to acquire Coram, we assumed Coram’s obligations under its Certification of Compliance Agreement (the “Compliance Agreement”) with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”). The Compliance Agreement, which became effective on August 22, 2007, obligated Coram to maintain a compliance program to monitor and ensure compliance with federal healthcare program requirements. Under the Compliance Agreement, Coram’s compliance program was required to include maintenance of specified funding levels for the compliance program for at least three years following the date of the Compliance Agreement, prompt refunding of any overpayments, and implementation of various compliance program elements such as training, auditing and disclosure programs, development of a code of conduct and appointment of a compliance officer and compliance committee. Additionally, the Compliance Agreement required notification to the OIG of certain events and imposed an annual certification requirement on Coram. The Compliance Agreement provided for stipulated penalties for failure to comply with its provisions. After submitting our final report to the OIG (as required under the Compliance Agreement), the OIG issued a closure letter to us dated September 21, 2010 that stated that the Compliance Agreement has concluded to the satisfaction of the OIG. The Company, including its Coram division, will continue to implement an enterprise-wide corporate compliance program which is grounded in existing laws, rules and regulations and guidelines for healthcare organizations issued by the OIG.

Internal Audit. Our internal audit function reports directly to the Audit Committee of the Board of Directors and provides ongoing assessments of our system of disclosure controls and procedures, and internal control over financial reporting. Our internal audit function is responsible for both operational and financial reviews of our operations, for monitoring compliance with policies and procedures, for the identification and development of best practices within the organization.

Operating Systems and Controls. Our business is dependent, to a substantial degree, upon the quality of our operating and field information policies and procedures for proper contract administration, accurate order entry and pricing, billing and collections, and inventory and patient service equipment management. These policies and procedures also provide reporting that enables us to monitor and evaluate contract profitability. Our information services department works closely with all of the operating areas of our business to ensure that our policies and procedures are compliant with government regulations and payor requirements and to support their business improvement initiatives with technological solutions. See “Risk Factors—Risks Relating to Our Business—Our Failure to Successfully Design, Modify, and Implement Computer and Other Process Changes to Maximize Productivity and Ensure Compliance Could Ultimately Have a Significant Negative Impact on Our Results of Operations and Financial Condition.”

We have established performance indicators which measure operating results against expected thresholds for the purpose of allowing all levels of management to identify and modify areas requiring improvement and to monitor the resulting progress. We have also developed mechanisms for measuring and reporting patient and customer satisfaction. Operating models with strategic targets have been developed to move us toward more effective management of the sales, customer service, accounts receivable, clinical and distribution areas of our business. Our management team is compensated using performance-based incentives focused on certain specified criteria such as Adjusted EBITDA and adjusted free cash flow. See “Executive Compensation.”

Payors. We derive substantially all our revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. For the year ended December 31, 2010, approximately 24% of our total net revenues were derived from Medicare and 6% from Medicaid. Generally, each third-party payor has specific requirements which must be met before claim submission will result in payment. Certain payor-related functions are now being administered by Intelenet Global Services Private Limited (“Intelenet”), an Indian company affiliated with the Sponsor. We have policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation. Notwithstanding these measures, violations of these requirements may still occur and could result in the termination of a contract with a payor, the repayment of amounts previously received or other potentially significant liability. When the third party payor is a governmental entity, violations of these requirements could subject us to civil, administrative and criminal enforcement actions. From time to time, we engage in renegotiation, sometimes precipitated by a written or verbal termination notice, with payors with which we are contracted to provide our various products and services. See “Risk Factors—Risks Relating to Our Business—Continued Reductions in Medicare and Medicaid Reimbursement Rates and the Comprehensive Healthcare Reform Law Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition,” “Risk Factors—Risks Relating to Our Business—Non-Compliance With Laws and Regulations Applicable to Our Business and Future Changes in Those Laws and Regulations Could Have a Material Adverse Effect on Us,” “Risk Factors—Risks Relating to Our Business—Our Outsourcing and Offshoring Activities Subject Us to Risks That Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition,” “Risk Factors—Risks Relating to Our Business—Our Payor Contracts are Subject to Renegotiation or Termination Which Could Result in a Decrease in Our Revenue and Profits” and “Certain Relationships and Related Party Transactions—Intelenet Agreement.”

Receivables Management. We operate in an environment with complex requirements governing billing and reimbursement for our products and services. We have initiatives focused specifically on receivables management such as system enhancements, process refinements and organizational changes have resulted in improvement and consistency in key accounts receivable indicators.

We are expanding our use of technology in areas such as electronic claims submission and electronic funds transfer with managed care organizations to more efficiently process business transactions. This use of technology can expedite claims processing and reduce the administrative cost associated with this activity for both us and our customers/payors. We now submit approximately 94% of our home respiratory and home medical equipment claims and approximately 75% of our home infusion therapy claims electronically. We are also focusing our resources on developing internal expertise with the unique reimbursement requirements of certain large third-party payors, which may help to reduce subsequent denials and shorten related collection periods. Our policy is to collect co-payments from the patient or applicable secondary payor. In the absence of a secondary payor, we generally require the co-payment at the time the patient is initially established with the product/service. Subsequent months’ co-payments are billed to the patient. We are also seeking to streamline related processes in order to improve the co-payment collection rate. Certain accounts receivable administrative functions are now being administered by Intelenet. We have established policies and procedures for Intelenet to perform effectively on our behalf. See “Risk Factors—Risks Relating to Our Business—Our Outsourcing and Offshoring Activities Subject Us to Risks That Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition,” “Risk Factors—Risks Relating to Our Business—Our Failure to Maintain Controls and Processes Over Billing and Collections or the Deterioration of the Financial Condition of Our Payors Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition” and “Certain Relationships and Related Party Transactions—Intelenet Agreement.”

Marketing

Through our field sales force, we market our services primarily to physicians, managed care organizations, hospitals, medical groups, home health agencies and case managers. We have developed and put into practice several marketing initiatives, including but not limited to:

Automated Call Routing Through Toll-Free Numbers. This allows select managed care organizations to reach any of our locations and to access the full range of our services through toll-free telephone numbers.

Nationwide Accreditation. All of our branch locations are accredited by The Joint Commission. The Joint Commission is a nationally recognized organization that develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home healthcare industry has grown and accreditation has become a mandatory requirement for Medicare DMEPOS providers, the need for objective quality measurements has increased. Accreditation by the Commission entails a lengthy voluntary review process that is conducted every three years. Accreditation is also widely considered a prerequisite for entering into contracts with managed care organizations at every level and is required for Medicare competitive bidding. Because accreditation is expensive and time consuming, not all providers choose to undergo the process.

Essential Care Model. We have developed the Essential Care Model, a proprietary model that defines the services, supplies and products delivered in conjunction with prescribed homecare equipment and therapies. The Essential Care Model is used to establish consistent and clear expectations for referral sources, payors and patients.

Patient/Referral Satisfaction and Complaint Resolution Process. We have a centralized patient and referral source satisfaction survey function that periodically conducts customer surveys and targeted member satisfaction studies for key managed care organizations as specified by various contractual arrangements. The same centralized group manages a complaint resolution process through which service improvements are identified and implemented at the field level. We believe that both centralized processes afford us visibility to centralized performance improvement data and trends that enable us to amend policies and procedures as necessary to meet the needs of patients and referral sources.

Apria Great Escapes® Travel Program. Our more than 500 location network facilitates travel for patients who require oxygen, alternate site infusion or other products, services and therapies. We coordinate equipment and service needs for thousands of traveling patients annually, which enhances their mobility and quality of life.

Comprehensive, Patient-Centric Clinical and Therapy Management Programs. We offer a number of clinical management programs designed to help physicians and managed care customers better manage patients through the use of homecare and ambulatory infusion suites to achieve substantial healthcare savings through the careful and appropriate oversight and management of medical equipment services and biotherapies. Our COPD Care Management, Sleep Management, RespiratoryAssist™, SatAssist™, Nourish™ and Tube Feeding Programs provide feedback to physicians regarding changes in patients’ clinical status, thus preventing unnecessary hospital or emergency admissions. Our proprietary EyeOn® infusion therapy management programs for Hemophilia and IVIG support hundreds of patients each year. Our extensive experience and clinical expertise have enabled our development of proprietary, proven therapy management programs designed specifically for these high cost and highly complex biotherapies. The EyeOn® program creates proven cost savings through careful risk assessment, management, and appropriate utilization management techniques.

Sales

As of December 31, 2010, we employed approximately 1,200 sales professionals whose primary responsibility is to generate new referrals and to maintain existing relationships for all of our service lines. Key customers include physicians and their staffs, hospital-based healthcare professionals and managed care organizations, among others. We provide our sales professionals with the necessary clinical and technical training to represent our major service offerings.

An integral component of our overall sales strategy is to increase volume through managed care referral sources and traditional physician referral channels. Specific growth initiatives designed to increase customer awareness of our clinical and operational programs are in place with the goal of securing a greater share of the traditional market. The ultimate decision makers for healthcare services vary greatly, from closed model managed care organizations to preferred provider networks, which are controlled by more traditional means. Our selling structure and strategies are designed to adapt to changing market factors and will continue to adjust as further changes in the industry occur. Managed care organizations continue to represent a significant portion of our business in several of our primary metropolitan markets. No third-party managed care payor group, however, represented more than 8% of our total net revenues for the year ended December 31, 2010. Among our more significant managed care customers during 2010 were Aetna Health Management, CIGNA Health Corporation, Kaiser Foundation Health Plan and United HealthCare Services. We also offer various fee-for-service arrangements to hospitals or hospital systems whose patients have home healthcare needs. See “Risk Factors—Risks Relating to Our Business—We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

The segment of the healthcare market in which we operate is highly competitive. In each of our service lines there are a limited number of national providers and numerous regional and local providers. The competitive factors most important in the regional and local markets are:

•	reputation with referral sources, including local physicians and hospital-based professionals;

•	accessibility and an efficient, responsive referral process;

•	price of services;

•	overall ease of doing business;

•	quality of patient care and associated services; and

•	range of home healthcare services and products.

In addition to the foregoing, the most important competitive factors in the larger, national markets are:

•	ability to service a wide geographic area;

•	ability to develop and maintain contractual relationships with managed care organizations;

•	access to capital;

•	information systems capabilities; and

•	accreditation by The Joint Commission or a similar accrediting body.

In each of our service lines there are a number of national providers and numerous regional and local providers with which we directly compete. Among these national providers are American HomePatient, Inc., Medco/Critical Care Systems, Lincare Holdings, Inc., Walgreen’s Option Care and Rotech Healthcare Inc. Other types of healthcare providers, including industrial gas manufacturers, individual hospitals and hospital systems, home health agencies and health maintenance organizations, have entered and may continue to enter the market to compete with our various service lines. Depending on their business strategies and financial position, it is possible that our competitors may have access to significantly greater financial and marketing resources than we do. This may increase pricing pressure and limit our ability to maintain or increase our market share. See “Risk Factors—Risks Relating to Our Business—We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us” and “Risk Factors—Risks Relating to Our Business—We Experience Competition From Numerous Other Home Respiratory Therapy/Home Medical Equipment and Home Infusion Therapy Service Providers, and This Competition Could Adversely Affect Our Revenues and Our Business.”

Acquisition and Development Activities

In order to take advantage of our core competencies, expand our service offerings and enhance our value proposition for our customers, we may elect to make selective acquisitions of businesses with complementary products and services, or with operations in additional markets. We evaluate acquisition opportunities to determine those that have potential for growth and profitability under our operating structure.

Outsourced Activities

We have an outsourcing strategy with respect to certain billing, collections, administrative and information systems functions and have engaged two business process outsourcing firms, Intelenet and Dell Services (formerly Perot Systems Corporation), to perform select services.

Intelenet Agreement

In May 2009, we entered into the Master Service Agreement (“Intelenet Agreement”) with Intelenet, an Indian company affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. We presently expect to make payments to Intelenet of approximately $100 million over a seven-year period that began in the second quarter of 2009. One of the members of our Board of Directors, Mr. Patrick Bourke, is an employee of the Sponsor and also serves on the Board of Directors of Intelenet. During the year ended December 31, 2010, we paid approximately $20.9 million under the Intelenet Agreement.

Perot Systems Agreement

In April 2009, we entered into an Information Technology Services Agreement (the “Perot Agreement”) with Perot Systems Corporation (“Perot Systems”) to outsource certain information technology functions to Perot Systems. Dell Inc. acquired Perot Systems in November 2009 and created a new business unit called Dell Services, which provides the services covered by the Perot Agreement. We expect to pay approximately $241.0 million to Dell Services over the ten-year term of the Perot Agreement. During the year ended December 31, 2010, we paid approximately $29.3 million under the Perot Agreement. In addition to amounts under the ten-year term of the agreement, we expect to pay approximately $15.0 million over the first 60 months of the contract for services rendered primarily in support of the cost savings initiatives described earlier relating to operations and revenue management functions.

Government Regulation

We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Corporate contract services and legal department personnel review and approve written contracts subject to these laws. We also maintain various educational and audit programs designed to keep our managers updated and informed regarding developments on these topics and to reinforce to employees our policy of strict compliance in this area. Federal and state laws require that we obtain facility and other regulatory licenses and that we enroll as a supplier with federal and state health programs. Under various federal and state laws, we are required to make filings or submit notices in connection with transactions that might be defined as a change of control of the Company. We are aware of these requirements and routinely make such filings with, and seek such approvals from, the applicable regulatory agencies. Notwithstanding these measures, due to changes in and new interpretations of such laws and regulations, and changes in our business, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension or non-renewal; severe fines and penalties; the repayment of amounts previously paid to us and even the termination of our ability to provide services, including those provided under certain government programs such as Medicare and Medicaid. See “Risk Factors—Risks Relating to Our Business—Continued Reductions in Medicare and Medicaid Reimbursement Rates and the Comprehensive Healthcare Reform Law Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition” and “Risk Factors—Risks Relating to Our Business—Our Failure To Maintain Required Licenses Could Impact Our Operations.”

Medicare and Medicaid Revenues. In the year ended December 31, 2010 approximately 24% and 6% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively. No other third-party payor represented more than 8% of our total net revenues for the year ended December 31, 2010. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 8% of total net revenues for the year ended December 31, 2010.

Medicare Reimbursement. There are a number of legislative and regulatory initiatives in Congress and at CMS that affect or may affect Medicare reimbursement policies for products and services we provide. Specifically, a number of important legislative changes that affect our business were included in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which was signed into law in December 2003; the Deficit Reduction Act of 2005 (“DRA”), which was signed into law in February 2006; MIPPA, which became law on July 15, 2008 and the comprehensive healthcare reform law signed in March 2010 (“the Reform Package”). These Acts and their implementing regulations and guidelines contain numerous provisions that were significant to us and continue to have an impact on our operations today, as described below.

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

In 2007 and 2008, CMS sought and reviewed bids and developed a plan to implement Round 1 on July 1, 2008. CMS offered us contracts in several CBAs in Round 1; we accepted the contracts for certain product categories and declined others due to unacceptably low single payment amounts (“SPAs”) in certain markets, which would not adequately cover the cost of providing quality service to our patients in those areas. We, along with other winning contract suppliers, began providing services under Round 1 on July 1, 2008.

The bidding process for Round 1 was controversial and complex, which resulted in deadline extensions. Moreover, CMS was subject to numerous lawsuits seeking a delay of Round 1. Then on July 15, 2008, MIPPA was enacted which, among other provisions, delayed the DMEPOS competitive bidding program by requiring that Round 1 competition commence in 2009, and required a number of program reforms prior to CMS’ re-launching the program. As a result, contracts that were awarded under Round 1 were terminated. In January 2009, CMS released an interim final rule on the DMEPOS competitive bidding program implementing certain MIPPA provisions requiring CMS to conduct the Round 1 Rebid in 2009 and mandating certain changes for both the Round 1 Rebid and subsequent rounds of the program. Changes mandated by MIPPA include requirements for the government to administer the program more transparently, exemption of certain DMEPOS products from the program and a new implementation schedule.

In July 2010, CMS published a proposed rule containing several provisions related to the competitive bidding program according to the Reform Package. The proposed rule included the proposed list of 21 additional MSAs to be included in Round 2, as well as provisions relating to the diabetic supply category. Those provisions include a proposed definition of “mail order” and “non-mail order” items and a proposal for providers to supply a minimum level of product choices to patients. The final rule was published in November 2010. CMS adjusted certain aspects of the geographic boundaries of three large MSAs, but otherwise the Round 2 markets are now final. The new rates took effect on January 1, 2011 for the Round 1 Rebid markets.

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

The estimated annual total net revenues associated with the items that would have been subject to competitive bidding in Round 1 of what was to be the initial year of the program represented approximately 1.4% of our annual total net revenues. Based on 2008 data provided provided to bidders during the Round 1 Rebid process, we estimate that after the DRA and MIPPA reimbursement reductions of 2009 and a change in our business mix since 2007 are allocated for, the estimated annual total net revenues associated with items subject to competitive bidding in the

Round 1 Rebid is approximately 1.0% of our annual total net revenues. In early July 2010, CMS announced the new SPAs for each of the product categories and each of the CBAs included in the Round 1 Rebid. The average price reduction for all products in all CBAs was 32%. CMS then began the contracting process with suppliers by issuing contract offer letters to qualified providers. We received contract offers for a substantial majority of the bids we submitted. We did not receive contract offers for certain product categories in certain CBAs, and we filed a formal request for CMS to reconsider certain of those bids. Approximately $21 million of our net revenues for the fiscal year ended December 31, 2009 was generated by the products and CBAs included in the Round 1 Rebid. We estimate that the initial results of the Round 1 Rebid will impact our net revenues in the fiscal year ending December 31, 2011 by approximately $8 million, assuming the current contracts and no changes in volume.

Notwithstanding the changes MIPPA requires, competitive bidding imposes a significant risk to DMEPOS suppliers. Under the rules governing the program, if a DMEPOS supplier operating in a CBA is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DMEPOS items supplied in that CBA for the time period covered by the competitive bidding program unless the supplier meets certain exceptions or acquires a winning bidder. Because the applicable statutes mandate financial savings from the competitive bidding program, a winning contract supplier will receive lower Medicare payment rates under competitive bidding than the otherwise applicable DMEPOS fee schedule rates. As competitive bidding is phased in across the country under the revised MIPPA implementation schedule, we will likely experience a reduction in reimbursement, as will most if not all other DMEPOS suppliers in the impacted areas. In addition, there is a risk that the new competitive bidding prices will become a benchmark for reimbursement from other payors. MIPPA does not prevent CMS from adjusting prices for DMEPOS items in non-bid areas; however, before using its authority to adjust prices in non-bid areas, MIPPA requires that CMS issue a regulation that specifies the methodology to be used and consider how prices through competitive bidding compare to costs for those items and services in the non-bid areas.

The Reform Package also includes changes to the Medicare DMEPOS competitive bidding program. Significantly, Round 2 of the competitive bidding program has been expanded from 70 to 91 of the largest MSAs. Additional details concerning products to be included and other aspects of implementing Round 2 will not be fully known until after CMS completes a rulemaking process, which is now scheduled for the spring or summer of 2011. Assuming that Round 2 would include the same product categories, bidding rules and markets currently being implemented and/or planned by CMS, we estimate that approximately $110 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding. Although the bidding process for Round 2 is currently scheduled to commence in 2011, the new Round 2 rates and guidelines are scheduled to take effect no earlier than January 2013. Therefore, we cannot estimate the impact of potential Round 2 rate reductions on our business until more specific information is published by CMS and its contractors. The Reform Package also gives the Secretary of Health and Human Services additional authority to apply competitive bid pricing to non-bid areas rulemaking process and that could occur by 2016.

With respect to the competitive bidding program generally, at a March 2010 Program Advisory and Oversight Committee (“PAOC”) meeting, CMS briefed the PAOC regarding Round 2 of the DMEPOS competitive bidding program. The briefing focused on certain aspects of Round 2, which is mandated by MIPPA to begin in 2011. CMS expects to make changes to the program through the rulemaking process and anticipates that another proposed rule will be published. CMS anticipates that it will announce the Round 2 bidding schedule and begin the bidding process, with bidder registration, in the winter of 2011. CMS plans to complete the bid evaluation process, announce the SPAs and begin the contract process for Round 2 in the spring of 2012. In addition, CMS plans to announce the Round 2 contract suppliers in the summer of 2012. We cannot quantify what negative impact, if any, the revised program, including the expansion of Round 2, will have upon our revenue or operations once the program is reinitiated, but it could be material.

Nevertheless, we believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share under Medicare competitive bidding. However, there is no guarantee that we will be selected as a winning contract supplier in any future phases of the program and be awarded competitive bidding contracts by CMS or that we will garner additional market share. Under the current competitive bidding regulations, if we are not selected as a winning contract supplier for a particular CBA, we will generally not be allowed to supply Medicare beneficiaries in the CBA with products subject to competitive bidding, unless we elect to continue to service existing patients under the “grandfathering provision” of the most recent final rule or we acquire a winning supplier. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position in a particular CBA even if we are not selected as a contract supplier.

Medicare Fee Schedule for DMEPOS and Consumer Price Index-Urban (“CPI-U”) Adjustments. In addition to the adoption of the DMEPOS competitive bidding program, the MMA implemented a five-year freeze on annual Consumer Price Index (“CPI”) payment increases for most durable medical equipment from 2004 to 2008. In MIPPA, in order to offset the cost of delaying in the implementation of the DMEPOS competitive bidding program, Congress approved a nationwide average payment reduction of 9.5% in the DMEPOS fee schedule payments for those product categories included in Round 1, effective January 1, 2009. Product categories subject to competitive bidding but furnished in non-competitive bid areas were eligible to receive mandatory annual CPI-U updates beginning in 2010. Competitively bid items and services in metropolitan areas with contracts in place are not eligible to receive a CPI-U payment update during a contract period, which is currently a three-year period.

The DMEPOS items and services that were not in a product category subject to competitive bidding in Round 1 received a 5.0% CPI-U payment update in 2009. For 2010, the CPI-U was -1.4%. However, annual DMEPOS payment updates were not permitted to be negative according to statute. Therefore, the CPI update in 2010 was 0%. The Reform Package makes changes to Medicare DMEPOS fee schedule payments for 2011 and subsequent years. The CPI-U payment update will now be adjusted annually by a new “multi-factor productivity adjustment” measurement which may result in negative DMEPOS payment updates. While CPI-U for 2011 is +1.1%, the “multi-factor productivity adjustment” is -1.2%, so the net result is a 0.1% decrease in DMEPOS fee schedule payments in 2011 for items and services not included in an area subject to competitive bidding.

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

With respect to oxygen equipment, the DRA converted Medicare reimbursement for oxygen equipment from an ongoing rental method to a capped rental and rent-to-purchase methodology and limited reimbursement for rental of oxygen equipment to the current 36-month maximum. The DRA mandated that, after the 36-month rental period, the ownership of the equipment would transfer to the Medicare beneficiary, who would assume primary responsibility for identifying when repairs or preventive maintenance are needed. However, MIPPA repealed the mandatory title transfer for oxygen equipment. The existing implementing regulations to the DRA and MIPPA provisions also limit supplier replacement of oxygen equipment during the rental period, and require suppliers to replace equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years. As a result, the equipment will continue to be owned by the home oxygen provider for as long as the patient’s medical need exists, after which time it will be returned to the home oxygen provider.

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

In a proposed rule issued in June 2010, CMS proposed to change the threshold rental month from which the original oxygen supplier would continue to be responsible for serving a patient, regardless of his/her move outside of the supplier’s service area, from the 36th to the 18th month. The agency sought public comments, and in a final rule published in November 2010, the agency indicated that it would not change its current policy but would continue to study the issue. We cannot speculate on any future changes CMS may make to its repair, maintenance and service, supply or other fee schedules related to oxygen. We may or may not continue to provide repair and maintenance service on oxygen equipment that has met the cap. We routinely evaluate the impact of the changes caused by all applicable legislation and regulations and adjust our operating policies accordingly.

In recent years, there have been several legislative and executive branch efforts to further reduce the maximum rental period for oxygen therapy, equipment and related services. Former President Bush’s 2007, 2008 and 2009 healthcare budget proposals sought to reduce the maximum rental period for oxygen equipment from the DRA-mandated 36 months to 13 months, which was recommended by the U.S. Department of Health and Human Services’ (“HHS”) Office of Inspector General (“OIG”) in a limited study of the oxygen benefit published in 2006 entitled “Medicare Home Oxygen: Equipment Cost and Servicing.” Neither President Obama’s 2010 or 2011 budget proposals nor the Reform Package included a reduction in the oxygen rental period. However, it is premature to know whether future budgets or proposals will contain such a provision or any other provisions based on these or future studies released by one or more government agencies.

Over the course of 2008, CMS and the DMEMACs issued coverage determinations for positive airway pressure (“PAP”) devices, including CPAP and bi-level devices. Among other changes, the Medicare DMEMAC local coverage determinations (“LCDs”) require additional documentation of clinical benefit of the PAP devices for continued coverage of the device beyond the first three months of therapy. Specifically, for PAP devices with initial dates of service on or after November 1, 2008, documentation of clinical benefit must be demonstrated by: (1) a face-to-face clinical re-evaluation by the treating physician (between the 31st and 90th day) with documentation that symptoms of obstructive sleep apnea are improved; and (2) objective evidence of adherence to use of the PAP device, reviewed by the treating physician. The LCDs define adherence to therapy as the use of the PAP device greater than or equal to 4 hours per night on 70% of nights during a consecutive thirty (30) day period anytime during the first three months of initial usage. If the clinical benefit requirements are not met, then continued coverage of the PAP device and related accessories are denied by Medicare as not medically necessary. We believe these requirements effectively require suppliers to supply PAP devices that monitor patient compliance and record hours of use, which adds to our expense structure without a corresponding increase in payments from Medicare. Beginning in late 2008 and continuing into 2010, we have adjusted our operational model, patient care and payment policies to comply with these Medicare requirements. These requirements only apply to Medicare Part B fee-for-service patients, not to those patients enrolled in Medicare Advantage or commercial health plans, and Medicare Part B fee-for-service represents a smaller portion of the overall PAP patient market. However, some commercial payors are now attempting to implement the Medicare rules. Despite our intensive efforts to educate patients about the importance of complying with their physician-prescribed therapy, some of our Medicare Part B patients do not meet the threshold for compliance. In order to reduce the impact of the LCDs, we are continuing to educate patients and referral sources concerning the importance of compliance with the patient’s prescribed therapy. However, these and similar LCDs are likely to continue to impact the PAP industry.

Reimbursement for Inhalation and Infusion Therapy Drugs. As a result of the MMA, beginning January 2005, Medicare Part B reimbursement for most drugs, including inhalation drugs, became based upon the manufacturer-reported ASP (subject to adjustment each quarter), plus 6%, plus a separate dispensing fee per patient episode. CMS publishes the ASP plus 6% payment levels in the month that precedes the first day of each quarter, and we have no way of knowing if the quarterly average sales prices (“ASPs”) will increase or decrease since manufacturers report applicable ASP information directly to CMS. Since 2006, dispensing fees have remained at $57.00 for a 30-day supply for a new patient, $33.00 for each 30-day supply thereafter, and $66.00 for each 90-day supply.

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

Although CMS had considered issuing a National Coverage Decision (“NCD”) for certain inhalation drug therapies, in the third quarter of 2007, CMS issued a NCD that stated that no national coverage policy was appropriate at that time. Rather, CMS stated that it would continue to defer decisions about the medical necessity of individual respiratory drugs to the local contractors. Thereafter, in April of 2008, the DMEMACs finalized proposed LCD policies for several respiratory drugs, including Xopenex® and DuoNeb®1. Each of these two drugs was subjected to a separate “least costly alternative” (“LCA”) policy which would have changed the reimbursement methodology in a way that would effectively have eliminated Medicare beneficiary access to these drugs which are frequently used to treat COPD. After complaints were filed by Medicare beneficiaries in the Federal District Court for the District of Columbia, CMS announced that it planned to withdraw the LCA for Xopenex. On November 5, 2008, the plaintiffs in the Xopenex case filed a Motion to Voluntarily Dismiss all claims in the litigation. Subsequent to the filing of the complaint in the DuoNeb case, CMS postponed the LCA for DuoNeb until November 1, 2008. In November 2008, the Federal District Court for the District of Columbia enjoined CMS’s LCA for DuoNeb, saying that the Medicare program’s policy of paying for only “the least costly alternative” was not permitted under the Medicare law and finding that Medicare and some of its contractors had unlawfully limited payments for DuoNeb. The court made two distinct findings on the merits, in summary: (1) with limited exceptions (e.g., a public health emergency) CMS does not have the authority to deviate from the 106% ASP calculation for a covered Part B drug, and (2) the “reasonable and necessary” language in Section 1862 refers to coverage only and cannot be applied to reimbursement determinations. The court reasoned that CMS’s position would have given the Secretary of HHS significant discretion to determine the amount paid for every item and service covered by Medicare, without reference to the detailed formulas established in the laws enacted by Congress. This decision was appealed by the government in the U.S. Court of Appeals for the District of Columbia. In December 2009, the U.S. Court of Appeals for the District of Columbia upheld the District Court’s ruling in all regards and confirmed the distinction between Medicare coverage and reimbursement by ruling that the Medicare statute precludes the Secretary from issuing a coverage determination that sets the reimbursement rate for a covered drug based on the “least costly alternative”. This decision has national implications for the coverage of inhalation drugs. The time period for the government to file an appeal of the Court of Appeals’ decision has expired, and the government did not appeal.

In 2007 and 2008, there were other changes to the reimbursement methodology for the inhalation drugs Xopenex and albuterol. Beginning in the third quarter of 2007, CMS began reimbursing providers of Xopenex and albuterol a blended ASP for these two inhalation drugs. On December 29, 2007, the President signed into law the Medicare,

1  Xopenex is a registered trademark of Sepracor, Inc., and DuoNeb is a registered trademark of Dey Labs, LLC.

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

We estimate that the combined effect of these changes to inhalation drug reimbursement resulted in a $7.9 million decline in revenue for the year ended December 31, 2009 from the same period in 2008. However, we implemented strategies intended to partially mitigate these negative impacts in subsequent periods, including the discontinuation of the inhalation drug Xopenex from our inhalation pharmacies’ drug formulary and other formulary changes.

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

Due to ongoing Part D and Part B coverage and payment issues associated with home infusion therapy, the industry is continuing to work with CMS and Congress to rectify the Medicare coverage and payment limitations that restrict Medicare beneficiary and referral source access to quality home infusion therapy services. Bills were introduced in the 110th and 111th Congresses to consolidate home infusion therapy coverage under Part B and we expect similar legislation to be introduced in the 112th Congress. The Medicare Home Infusion Therapy Coverage Act would provide for Medicare infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector, including Medicare Advantage plans. Industry representatives continue to present the cost-saving and patient care advantages of home infusion therapy to CMS, members of Congress and the Obama Administration in an effort to, at a minimum, include a formal demonstration project in either CMS’ work plan or future legislation. In addition to a June 2010 report issued by the Government Accountability Office (GAO) in 2009, entitled “Home Infusion Therapy: Differences Between Medicare and Private Insurers’ Coverage,” testimony before the Senate Finance Committee in September 2009 acknowledged the current gap in coverage and potential benefits of home infusion therapy to the Medicare program and beneficiaries. At this time, we cannot predict whether legislation will be passed or whether CMS will include a demonstration project in a future work plan.

Enrollment and Accreditation of Durable Medical Equipment Suppliers; Surety Bond Requirements. While we support the elimination of fraudulent suppliers and are working with CMS to support these initiatives, some of the CMS initiatives and developments with respect to the enrollment and accreditation of providers could impact our operations in the future. For example, all durable medical equipment providers who bill the Medicare program for DMEPOS services and products are required by MIPPA to be accredited. Although we and all of our branches currently are accredited, if we or any of our branches lose accreditation, or if any of our new branches are unable to become accredited, that could have a material adverse effect on our results of operations, cash flow and capital resources.

CMS also requires that all durable medical equipment providers who bill the Medicare program maintain a surety bond of $50,000 per NPI number which Medicare has approved for billing privileges. We obtained the required surety bonds for all of our applicable locations before the October 2009 deadline and received confirmation from the National Supplier Clearinghouse (“NSC”) that the NSC has recorded the bonds properly in its records. In addition, the NSC prescribes an elevated bond amount of $50,000 per occurrence of an adverse legal action within the 10 years preceding enrollment, reenrollment or revalidation. The rule is designed to ensure that Medicare can recover any erroneous payment amounts or civil money penalties up to $50,000 that result from fraudulent or abusive supplier billing practices.

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

Following the implementation of a 3-year demonstration program using Recovery Audit Contractors (“RACs”) to detect and correct improper payments in the Medicare fee-for-service program, the Tax Relief and Health Care Act of 2006 required HHS to establish the RAC initiative as a permanent, nationwide program by January 1, 2010. CMS selected the four RAC contractors for the permanent RAC program and the permanent RAC program is currently underway. Prior to initiating any audits, RACs are required to obtain CMS’ pre-approval of the issue that will be subject to audit, and then post the approved audit issue on their websites. All RACs have now posted CMS-approved audit issues on their websites. The currently posted approved audit issues include those which apply to durable medical equipment (“DME”) suppliers. States have also implemented similar state Medicaid audit programs, often know as Medicaid Integrity Contractors (“MICs”). The Reform Package expands the RAC program to include Medicare Parts C and D in the program. In addition, the Reform Package requires states to establish contracts with RACs to identify underpayments and overpayments and to recoup overpayments made for services provided under State Medicaid programs. In addition, in March of 2010, President Obama issued a presidential memorandum announcing a government-wide program expanding the use “payment recapture audits” in order to reclaim improper payments. We cannot at this time quantify any negative impact that the expansion of the RAC program or other similar programs may have on us.

Also in October 2008, CMS announced the establishment of new Zone Program Integrity Contractors (“ZPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors (“PSCs”). Industry-wide, ZPIC audit activity increased in the second half of 2010 and is expected to continue to increase for the foreseeable future. The industry trade association is advocating for more contractor transparency and consistency surrounding all government audit activity directed toward the DMEPOS industry.

Other Issues

•

Medical Necessity & Other Documentation Requirements. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DMEMAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DMEMACs, CMS staff and government subcontractors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretation of these policies is inconsistent and subject to individual interpretation. This is then translated to individual supplier significant error rates and aggregated into a DMEPOS industry error rate. High error rates lead to further audit activity and regulatory burdens. If these or other burdensome positions are generally adopted by auditors, DMEMACs, other contractors or CMS in administering the Medicare program, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be reduced. We cannot currently predict the adverse impact, if any, these interpretations of the Medicare documentation requirements might have on our operations, cash flow and capital resources, but such impact could be material.

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

The impact of changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through December 31, 2010. We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates.

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

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of a number of components pertaining to the privacy and security of certain protected health information (“PHI”), as well as the standard formatting of certain electronic health transactions. Many states have similar, but not identical, restrictions. Existing and any new laws or regulations have a significant effect on the manner in which we handle healthcare related data and communicate with payors. Among other provisions, the HITECH Act of the American Recovery and Reinvestment Act of 2009 (“ARRA”) includes additional requirements related to the privacy and security of PHI, clarifies and increases penalties of HIPAA and provides State Attorneys General with HIPAA enforcement authority. We have adopted a number of policies and procedures to conform to HIPAA requirements, as modified by the HITECH Act of ARRA, throughout our operations and educated our workforce about HIPAA provisions. We face potential administrative, civil and criminal sanctions if we do not comply with the existing or new laws and regulations. Imposition of these sanctions could have a material adverse effect on our operations.

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

Some states have enacted statutes and regulations similar to the federal anti-kickback statute, but which apply not only to the federal healthcare programs, but also to any payor source of the patient. These state laws may contain exceptions and safe harbors that are different from those of the federal law and that may vary from state to state. A number of states in which we operate have laws that prohibit fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Additionally, several states have passed laws further regulating interactions between healthcare providers and physician referral sources. In late 2009, the state of New York enacted a requirement for certain healthcare providers to file a formal annual statement in which they attest that they have adopted a formal corporate compliance program which meets the state’s specific requirements; we comply with that annual requirement. Possible sanctions for violations of these restrictions include exclusion from state-funded healthcare programs, loss of licensure, and civil and criminal penalties. Such statutes vary from state to state, are often vague and often have been subject to only limited court or regulatory agency interpretation.

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

Certification of Compliance Agreement. Pursuant to the merger agreement to acquire Coram, we assumed Coram’s obligations. On August 22, 2007, Coram entered into a three-year Compliance Agreement with the OIG which obligated Coram to maintain a compliance program to monitor and ensure compliance with federal healthcare program requirements and submit timely reports to the government regarding the same. Violation of the terms of the Compliance Agreement could have resulted in the imposition of penalties and sanctions, including disqualification from Medicare and other reimbursement programs. After submitting our final report to the OIG (as required under the Compliance Agreement), the OIG issued a closure letter to us dated September 21, 2010 that stated that the

Compliance Agreement has concluded to the satisfaction of the OIG. The Company and its Coram division will continue to implement an enterprise-wide corporate compliance program which is grounded in existing laws, rules and regulations and guidelines for healthcare organizations issued by the OIG.

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

Healthcare Reform Legislation. Economic, political and regulatory influences are causing fundamental changes in the healthcare industry in the United States. Various healthcare reform proposals are formulated and proposed by the legislative and administrative branches of the federal government on a regular basis. In addition, some of the states in which we operate periodically consider various healthcare reform proposals. Even with the passage of the Reform Package, we anticipate that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. The 2010 mid-term election changed the composition of the Congress and may affect the priorities related to healthcare. Congress is likely to debate the potential to repeal or amend the Reform Package altogether. A number of other parties, including some State governments, have begun to challenge the Reform Package, and we cannot predict the outcome of such challenges. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. In the coming years, the government is expected to promulgate the implementing rules and regulations of the Reform Package, including additional requirements related to our business. Until those rules are more clearly understood, and due to uncertainties regarding the ultimate features of additional reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, or when they may be adopted, or that any such reforms will not have a material adverse effect on our results of operations, cash flow, capital resources and liquidity.

Employees

As of December 31, 2010, we had approximately 12,300 employees, of which 10,900 were full-time and 1,400 were part-time and per diem. As of December 31, 2010, none of our employees were represented by a labor union or other labor organization.

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

Risks Relating to Our Business

Continued Reductions in Medicare and Medicaid Reimbursement Rates Could Have a Material Adverse Effect on Our Business Results of Operations and Financial Condition.

There are ongoing legislative and regulatory efforts to reduce or otherwise adversely affect Medicare reimbursement rates for products and services we provide. For example, the regulations implementing the mandates under the MMA, the DRA and MIPPA reduced the reimbursement for a number of products and services we provide and established a competitive bidding program for certain durable medical equipment under Medicare Part B. The Medicare DMEPOS competitive bidding program is intended to further reduce reimbursement for certain products and to decrease the number of companies permitted to serve Medicare beneficiaries. In July 2008, MIPPA was passed and included a delay to the competitive bidding program. In order to ensure that the delay would achieve the same level of savings projected for the DMEPOS competitive bidding program, Congress adopted a nationwide average payment reduction of 9.5% in the DMEPOS fee schedule for those product categories included in Round 1, effective January 1, 2009.

In 2009, CMS released an interim final rule implementing certain MIPPA provisions requiring CMS to conduct the Round 1 Rebid and mandated certain changes for both the Round 1 Rebid and subsequent rounds of the program. Approximately $21 million of our net revenues for the fiscal year ended December 31, 2009 was generated by the products and CBAs included in the Round 1 Rebid. Although we may experience increases in volume as a result of our competitive bidding contracts, we estimate that the initial results of the Round 1 Rebid would reduce our net revenues in the fiscal year ending December 31, 2011 by approximately $8 million, assuming the current contracts and no changes in volume. Assuming that Round 2 would include the same product categories, bidding rules and markets currently being proposed by CMS, we estimate that approximately $109 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding. Although the bidding process for Round 2 is currently scheduled to commence in 2011, the effective date of new Round 2 rates and guidelines would take effect in January 2013 at the earliest. Therefore, we cannot estimate the impact of potential Round 2 rate reductions on our business until more specific information is published by CMS and its contractors. The Reform Package also made changes to the competitive bidding program and gave the Secretary of Health and Human Services the authority to apply competitive bid pricing to non-bid areas after a rulemaking process, but this could take effect by 2016. At this time, we cannot quantify what negative impact, if any, the revised program will have upon our revenue or operations when the program is reinitiated, but such impact could be material.

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

For further information, see “Business – Government Regulation.”

The Comprehensive Healthcare Reform Law and Other Federal and State Legislative Efforts Could Have a Material Adverse Effect on Our Business, Results of Operations and Financial Condition.

Federal and State legislative and regulatory activities may materially affect reimbursement policies and rates for other items and services we provide and may otherwise affect our business results of operations and financial condition. For example, in March 2010, Congress enacted the Reform Package which includes comprehensive healthcare reform. Among many other provisions, the Reform Package expands the Medicaid program, mandates extensive insurance market reforms, creates new health insurance access points (e.g., insurance exchanges), provides certain insurance subsidies (e.g., premiums and cost sharing), imposes individual and employer health insurance requirements and makes a number of changes to the Code.

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

The Reform Package makes a number of changes to how certain of the Company’s products will be reimbursed by Medicare. As discussed above, the Reform Package also makes changes to the Medicare durable medical equipment CPI adjustment for 2011 and each subsequent year based upon the CPI-U reduced by a new multi-factor productivity adjustment which may result in negative updates. The law also includes changes to the Medicare DMEPOS competitive bidding program.

In an effort to further strengthen the integrity of the Medicare program, the Reform Package includes additional requirements concerning physician enrollment and certain mandatory face-to-face patient/physician visits in conjunction with the ordering of durable medical equipment. These provisions will be the subject of rulemaking and are a high priority for the American Association for Homecare and other industry representative organizations. We expect the Administration to continue to enhance its oversight efforts and the Company strives to incorporate any necessary changes into its overall policies, procedures, corporate compliance and internal audit programs on a regular basis.

The effective dates of the various provisions within the Reform Package are staggered over the next several years, with some changes occurring immediately. Much of the interpretation of what the Reform Package requires will be subject to administrative rulemaking, the development of agency guidance and court interpretations. We cannot currently predict the full impact of the Reform Package on our operations, cash flow and capital resources, but such impact could be material. In addition, other legislative and regulatory changes could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us.

As a result of continuing reductions in payor reimbursement, we, like many other healthcare companies, are making substantial efforts to reduce our costs in providing healthcare services and products. Certain managed care organizations and larger insurers also regularly attempt to seek reductions in the prices at which we provide services to them and their patients, or propose onerous payment rules and other administrative burdens. We have a large number of contractual arrangements with managed care organizations and other parties, which represented approximately 70% and 72% of our total net revenues for the year ended December 31, 2010 and 2009, respectively, and we expect that we will continue to enter into more of these contractual arrangements. Also, the Reform Package significantly reduces the government’s payment rates to Medicare Advantage plans. Other provisions impose minimum medical-loss ratios, state and federal premium review procedures and benefit requirements on insurers. These public policy changes have unpredictable effects on the insurance industry on which we rely. There can be no assurance that we will retain or obtain Medicare Advantage or other such managed care contracts or that such plans will not attempt to further reduce the rates they pay to providers. In addition, if we are unable to successfully reduce our costs, we may be unable to continue to provide services directly to patients of certain payors or through these contractual arrangements. This would have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and payment, substantiation and record-keeping requirements. We implement policies and procedures designed to meet the various documentation requirements of government payors as they have been interpreted and applied. Examples of such documentation requirements are contained in the DMEMAC Supplier Manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. Some DMEMACs and other government auditors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain such documentation from other healthcare providers. Also, auditors’ interpretation of these policies is inconsistent and subject to individual interpretations leading to high supplier and industry error rates. If these or other challenging positions continue to be adopted by auditors, DMEMACs, other contractors or CMS in administering the Medicare program, we have the right to contest these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare would likely be substantially reduced. We cannot currently predict the adverse impact, if any, that these new, more onerous interpretations of the Medicare documentation requirements might have on our relationships with referral sources, operations, cash flow and capital resources, but such impact could be material.

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

We have recently been subject to audits conducted under these new programs. Some of these audits have preliminarily ascribed error rates to our audited locations that are significantly higher than we, and others in the industry, have experienced in the past. In some cases, these high error rates appear to be based on the auditors’ incomplete or erroneous review of our submitted documentation or unclear scoring methodologies used by the auditors. In other instances, high error rates have resulted from the auditors’ use of more stringent interpretations of the types of medical necessity documentation required for CMS to pay for the services we provide. We are appealing the results of these recent audits, but cannot predict the outcome of such appeals.

As a result, we have been informed by these auditors that other healthcare providers and all suppliers of certain DMEPOS product categories are expected to experience increased scrutiny from these new audit programs. When a government auditor ascribes a high error rate to one or more of our locations, it generally results in protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from referral sources than has historically been required. Our error rate, aggregated with other DMEPOS suppliers in the industry, is then reported to Medicare contractors and Congress. The DMEPOS industry error rate in 2009 was 51.9% and, according to industry sources, may be over 70% in 2010. We cannot currently predict the adverse impact, if any, that these new audits, methodologies and interpretations might have on our operations, cash flow and capital resources, but such adverse impact could be material.

See “Risks Relating to Our Business—Non-Compliance with Laws and Regulations Applicable to Our Business and Future Changes in or Interpretations of These Laws and Regulations Could Have a Material Adverse Effect on Us” for additional information.

Our Business and Financial Performance May Be Adversely Affected By Our Inability to Effectively Execute and Implement Cost Savings Initiatives.

We launched a substantial multi-year cost reduction plan in late 2007 across a number of identified initiatives presently targeting estimated pre-tax savings of approximately $168 million on an annualized basis, of which we have realized approximately $153 million through December 31, 2010. The programs related to the remaining targeted annual savings of approximately $15 million include certain customer service and billing center centralization, purchasing cost reduction initiatives, outsourcing certain functions of our information technology department, a branch optimization program, outsourced equipment pickups and exchanges and document imaging. Projected costs and savings associated with these initiatives are subject to a variety of risks, including:

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

We have identified a number of areas throughout our operations where we intend to modify the current processes or systems in order to attain a higher level of productivity or ensure compliance. The ultimate cost savings expected from the successful design and implementation of such initiatives will be necessary to help offset the impact of Medicare and Medicaid reimbursement reductions and continued downward pressure on pricing. Additionally, Medicare and Medicaid often change their documentation requirements. The DMEPOS competitive bidding program, once fully implemented, will also impose new reporting requirements on contracted providers. From time to time, our outsourcing contractor for certain information systems functions, Perot Systems Corporation, makes operational, leadership or other changes that could impact our plans and cost-savings goals. Our failure to successfully design and implement system or process modifications could have a significant impact on our operations and financial condition. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations.

Our Failure to Maintain Controls and Processes Over Billing and Collections or to Execute the Outsourcing Effectively, the Deterioration of the Financial Condition of Our Payors or Disputes With Third Parties Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

The collection of accounts receivable is one of our most significant challenges and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. For example, we have experienced an increase in accounts receivable attributable, among other things, to transitioning of some of our billing and collection functions to our outsourcing contractor and to changes in payment practices by some of our payors and their intermediaries. Despite an adjustment to our outsourcing initiative in this area, there can be no assurance that we will be able to return to our historic levels or maintain our current levels of collectibility and days sales outstanding in future periods. Further, some of our payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. If we are unable to properly bill and collect our accounts receivable, our results will be adversely affected. In addition, from time to time we are involved in disputes with various parties, including our payors and their intermediaries regarding their performance of various contractual or regulatory obligations. These disputes sometimes lead to legal and other proceedings and cause us to incur costs or experience delays in collections, increases in our accounts receivable or loss of revenue. In addition, in the event such disputes are not resolved in our favor or cause us to terminate our relationships such parties, there may be an adverse impact on our results of operations or financial condition.

Our Outsourcing, Offshoring and Onshoring Activities Subject Us to Risks That Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

We have pursued an outsourcing strategy with respect to certain business functions. We have outsourced certain billing, collections and other administrative and clerical services to Intelenet and certain information systems functions to Perot Systems Corporation. There is intense competition around the world for skilled business process and technical professionals and we expect that competition to increase, which could result in our outsourcing strategy not having the favorable economic impact currently projected. Operations in other parts of the world involve certain regional geopolitical risks that are different than operating in the United States, including the possibility of civil unrest, terrorism and substantial regulation by the individual governments. In addition, federal and state regulators have expressed concerns regarding the impact of offshoring on American business in general, including, for example, job loss, security and privacy concerns. These factors may cause disruptions in our business processes which could have a material adverse impact on our operations. We also may experience negative reactions from federal and state regulators, payors, patients and referral sources as a result of the actual or perceived concerns caused by the outsourcing of portions of our business operations, including increases in accounts receivable or reserves, write-offs of accounts receivable and/or loss of revenues. In addition, in 2010 we determined to return certain of the outsourced functions to our personnel in the United States. This transition may result in various one-time costs and temporary operational inefficiencies. There are no assurances that we will be successful in the transitioning of these functions back to the United States. Among other things, risks associated with the transition process may result in our inability to bill for our services, cause increases in our accounts receivable, impact our ability to collect current or future accounts receivables or cause us to increase accounts receivable reserves, all of which may have an adverse impact on our results of operations or financial condition.

Our Failure to Maintain Required Licenses Could Impact Our Operations.

We are required to maintain a significant number of state and/or federal licenses for our operations and facilities. Certain employees—primarily those with clinical expertise in pharmacy, nursing, respiratory therapy and nutrition—are required to maintain licenses in the states in which they practice. We manage the facility licensing function centrally. In addition, individual clinical employees are responsible for obtaining, maintaining and renewing their professional licenses and we also have processes in place designed to notify branch or pharmacy managers of renewal dates for the clinical employees under their supervision. State and federal licensing requirements are complex and often open to subjective interpretation by various regulatory agencies. In addition, from time to time, we may become subject to new or different licensing requirements due to legislative or regulatory requirements developments or changes in our business, and such developments may cause us to make further changes in our business, the results of which may be material. Although we believe we have appropriate systems in place to monitor licensure, violations of licensing requirements may occur and our failure to acquire or maintain appropriate licensure for our operations, facilities and clinicians could result in interruptions in our operations, refunds to state and/or federal payors, sanctions or fines, which could have an adverse material impact on our business, financial condition, results of operation, cash flow, capital resources and liquidity.

Our Failure to Maintain Accreditation Could Impact Our Operations.

Accreditation is required by most of our managed care payors and became a mandatory requirement for all Medicare DMEPOS providers effective October 1, 2009. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission, and the Commission renewed our accreditation for another three years. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 19 years of continuous accreditation by The Joint Commission—longer than any other homecare provider. If we or any of our branches lose accreditation, or if any of our new branches are unable to become accredited, our failure to maintain accreditation or become accredited could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Political and Economic Conditions and the Recent Financial Turmoil in the United States and Global Capital and Credit Markets As Well As Significant Global or Regional Developments Such As Economic and Political Events, International Conflicts, Natural Disasters That are Out of Our Control and the Ongoing Number of the Uninsured Could Adversely Affect Our Revenue and Results of Operations and Overall Financial Growth and Could Have a Material Adverse Effect on Us.

Our business can be affected by a number of factors that are beyond our control such as general geopolitical, economic and business conditions, conditions in the financial services markets, and general political and economic developments. For example, federal deficit spending levels, the costs of military and security activities, government expenditures to support or bail out financial institutions or the U.S. credit markets in light of historical significant declines and volatility in the financial markets, or prolonged relief efforts in response to a natural disaster could increase pressure to reduce government expenditures for other purposes, including government-funded programs such as Medicare and Medicaid. The mid-term elections in 2010 changed the composition of Congress; reductions in reimbursement from Medicare and Medicaid programs could result if there is a significant change in government spending priorities as a result. Any such reimbursement reductions could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Turmoil in the financial markets, including in the capital and credit markets, the ongoing economic slowdown and the uncertainty over its breadth, depth and duration may continue to put pressure on the global economy and could have a negative effect on our business. Further, historical worldwide financial and credit turmoil has reduced the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could extend the economic recession in the United States or worldwide. As widely reported, financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. There can be no assurance that the deterioration in financial markets will not impair our ability to obtain financing in the future, including, but not limited to, our ability to draw on funds under our ABL Facility and our ability to incur additional indebtedness. If conditions in the global economy, U.S. economy or other key vertical or geographic markets remain uncertain or weaken further, we could experience material adverse impacts on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Our Strategic Growth Plan, Which Involves the Acquisition of Other Companies, May Not Succeed.

Our strategic growth plan involves, in part, the acquisition of other companies such as our 2007 acquisition of Coram and our planned acquisition of the assets of Praxair Healthcare Services’ home healthcare services division in the United States. Such growth involves a number of risks, including:

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

Also, the number of the uninsured in the United States has had an impact on certain healthcare services and products that may be more discretionary in nature. This has resulted in a slowing down of certain growth rates due to the patients’ more limited ability to pay the associated out-of-pocket fees. This could continue as the number uninsured remains high.

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

There is an inherent risk of liability in the provision of healthcare services and many of our patients are gravely ill. As participants in the healthcare industry, we expect to periodically be subject to lawsuits, some of which may involve large claims and significant costs to defend. In that case, the coverage limits under our insurance programs may not be adequate to protect us. We also cannot be assured that we will be able to maintain this insurance on acceptable terms in the future. A successful claim in excess of our coverage could have a material adverse effect upon our business, financial condition, results of operations, cash flow, capital resources and liquidity. Even where our insurance is adequate to cover claims against us, damage to our reputation in the event of a judgment against us could have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources, liquidity or prospects.

We Experience Competition From Numerous Other Home Respiratory/Home Medical Equipment and Home Infusion Therapy Service Providers, and This Competition Could Adversely Affect Our Revenues and Our Business.

The home respiratory/home medical equipment and home infusion therapy markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. We believe that the primary competitive factors are quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of our competitors may now or in the future have greater financial or marketing resources than we do. In addition, in certain markets, competitors may have more effective sales and marketing activities. Our largest national home respiratory/home medical equipment provider competitors are American HomePatient, Inc., Lincare Holdings, Inc. and Rotech Healthcare Inc. Our largest competitors in the home infusion therapy service market are Walgreens/OptionCare and Accredo/Critical Care Systems. The rest of the market in the United States consists of several medium-size competitors, as well as numerous small (under $3.5 million in revenues) local operations. There are relatively few barriers to entry in local home healthcare markets. We cannot assure you that the competitive nature of the homecare environment will not adversely affect our revenues and our business.

Our Business Operations are Labor Intensive. Difficulty Hiring Enough Additional Management and Other Employees, Increasing Costs of Compensation or Employee Benefits, and the Potential Impact of Unionization and Organizing Activities Could Have an Adverse Effect on Our Costs and Results of Operations.

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other employees. One of our largest costs is in the payment of salaries and benefits to our approximately 12,300 employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates among certain employee groups. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely be adversely affected. The Reform Package may materially increase our cost of providing health benefits to our employees and their dependents. In addition, union organizing activities have occurred in the past and may occur in the future, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

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

Our Failure to Establish and Maintain Relationships With Hospital and Physician Referral Sources May Cause Our Revenue to Decline.

Our success is significantly dependent on referrals from hospital and physician sources. If we are unable to successfully establish new referral sources and maintain strong relationships with our current referral sources, or if efforts to increase the skill level and effectiveness of our sales force fail, our revenues may decline.

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

Our operations are subject to the many hazards inherent in the transportation of medical gas products and compressed and liquid oxygen, including ruptures, leaks and fires. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. If a significant accident or event occurs, it could adversely affect our business, financial position and results of operations.

Our Medical Gas Facilities and Operations are Subject to Extensive Regulation by Federal and State Authorities and There Can Be No Assurance That Our Medical Gas Facilities Will Achieve and Maintain Compliance With Such Regulations.

We have a number of medical gas facilities in several states subject to federal and state regulatory requirements. Our medical gas facilities and operations are subject to extensive regulation by the Food and Drug Administration (“FDA”) and other federal and state authorities. The FDA regulates medical gases, including medical oxygen, pursuant to its authority under the federal Food, Drug and Cosmetic Act (“FFDCA”). Among other requirements, the FDA’s current Good Manufacturing Practice (“cGMP”) regulations impose certain quality control, documentation and recordkeeping requirements on the receipt, processing and distribution of medical gas. Further, in each state in which we do business, our medical gas facilities are subject to regulation under state health and safety laws, which vary from state to state. The FDA and state authorities conduct periodic, unannounced inspections at medical gas facilities to assess compliance with the cGMP and other regulations, and we expend significant time, money and resources in an effort to achieve substantial compliance with the cGMP regulations and other federal and state law requirements at each of our medical gas facilities. We also comply with the FDA’s requirement for medical gas providers to register their sites with the agency. There can be no assurance, however, that these efforts will be successful and that our medical gas facilities will achieve and maintain compliance with federal and state law regulations. Our failure to achieve and maintain regulatory compliance at our medical gas facilities could result in enforcement action, including warning letters, fines, product recalls or seizures, temporary or permanent injunctions, or suspensions in operations at one or more locations, and civil or criminal penalties which would materially harm our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

During 2008, we implemented a remediation program designed to address such material weakness. In the fourth quarter of 2008, we concluded that our remediation program was operating effectively and as of December 31, 2008, management concluded that the material weakness was remediated and did not exist as of that date. If our remediation efforts are insufficient to address the material weakness, or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions.

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

Additionally, the Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. For example, the Sponsor controls Intelenet, an Indian company with which we contracted in 2009 to assist us with the outsourcing of certain revenue management functions. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The holders of the Notes should consider that the interests of the Sponsor and other members of the Investor Group may differ from their interests in material respects.

Proposed Federal Legislation, If Passed, Would Encourage Greater Unionization and Could Materially Impact Our Labor Costs and Customer Service Provided to Patients.

The Employee Free Choice Act, which was introduced in both the 110th and 111th Congresses would change existing laws concerning union representation. It is expected that similar legislation will be introduced into the 112th Congress. Previous versions of the Employee Free Choice Act would have, in certain circumstances, eliminated the secret ballot voting process, shortened the time window in which a contract negotiation between an employee and a labor union must take place and mandated arbitration of contract terms if a negotiated contract is not met within certain timeframes. While the ultimate outcome of this legislation is still unclear, any increased union representation within the homecare industry or mandatory arbitration of contract terms would potentially increase labor and other operating expenses. Additional unionization could also negatively impact our ability to provide high quality service to patients in the event of a strike or other work stoppage.

Our Ability to Retain Certain Hospital-Based Referral Revenue is Contingent on the Quality of Our Referral Process and Patient Service.

For over a decade, we implemented a contractual business model with a number of hospitals which facilitates continuity of care and quality for patients who are being discharged from those hospitals to the homecare setting. We discontinued most of these arrangements in 2009. In these cases, we continue to work closely with the hospitals to accept discharges for their patients who require our services. However, the dissolution of a contractual relationship may result in the decision by hospitals to refer patients to our competitors in lieu of or in addition to us. We are not able to predict whether the discontinuance of any additional hospital arrangements will have a material impact on our overall operational and financial results.

Our Payor Contracts are Subject to Renegotiation or Termination Which Could Result in a Decrease in Our Revenue and Profits.

From time to time, our payor contracts are amended, renegotiated or terminated altogether. Sometimes in the renegotiation process, certain lines of business may not be renewed or a payor may enlarge its provider network or otherwise adversely change the way it conducts its business with us. In other cases, a payor may reduce its provider network in exchange for lower payment rates. Our revenue from a payor may also be adversely affected if the payor alters its administrative procedures for payments and audits, changes its order of preference among the providers to which it refers business or imposes a third party administrator, network manager or other intermediary. Any significant reduction in our actual or projected revenues as a result of these or other factors could lead to an impairment of the value of our goodwill and intangible assets which would result in a decrease in these assets on our balance sheet. We cannot assure you that we will not have such an impairment charge or that our payor contracts will not be terminated or altered in ways that are unfavorable to us as a result of renegotiation or such administrative changes.

Risks Relating to Our Indebtedness

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us From Fulfilling Our Obligations Under our Indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2010, we had approximately $1,019.4 million of total debt outstanding. Subject to the limits contained in the credit agreement governing our ABL Facility, the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease our headquarters, located in Lake Forest, California, which consists of approximately 100,000 square feet of office space. The lease expires in 2012.

We have approximately 500 locations that serve patients in all 50 states, including branches, billing centers, pharmacies, warehouse and storage facilities. The regional facilities usually house a branch and various regional support functions such as repair, billing and distribution. The regional facilities are typically located in light industrial areas and generally range from 16,000 to 133,000 square feet. The typical branch facility, other than those that share a building with a region, is a combination warehouse and office and can range from 650 to 50,000 square feet. We lease substantially all of our facilities with lease terms of ten years or less.

ITEM 3.  LEGAL PROCEEDINGS

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Insurance policies covering such potential losses, where such coverage is cost effective, are maintained. In the opinion of management, any liability that might be incurred upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations, cash flows and liquidity.

ITEM 4.  [Removed and Reserved]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly-owned subsidiary of Sky Acquisition LLC, which in turn is wholly owned through intermediate holding companies by the Investor Group. Accordingly, presently there is no public trading market for our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. We derived the selected financial data for the years ended December 31, 2010 and December 31, 2009, and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008 and as of December 31, 2010 and 2009 from our Consolidated Financial Statements and notes thereto appearing in this Annual Report. The selected financial data for the years ended December 31, 2007 and December 31, 2006, and as of 2008, 2007 and 2006 are derived from our consolidated financial statements, which are not included herein.

(in thousands)	2010	2009(1)	Period October 29, 2008 to December 31, 2008(2)	Period January 1, 2008 to October 28, 2008(2)	2007(3)	2006(4)
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Statements of Operations Data:
Net revenues	$2,080,718	$2,094,561	$356,665	$1,773,289	$1,631,801	$1,516,691
Net (loss) income	(17,432)	(3,820)	(1,894)	56,453	86,039	74,263
Balance Sheet Data (As of December 31):
Total assets	$2,201,137	$2,309,047	$2,210,813		$1,597,802	$1,154,636
Long-term obligations, including current maturities	1,019,421	1,021,146	1,022,233		687,283	487,145
Stockholders’ equity	665,312	678,731	672,820		512,025	399,693

(1)	Net revenues for 2009 reflect $108.7 million in Medicare reimbursement reductions related to Medicare reimbursement reductions for oxygen, respiratory drugs, enteral and home medical equipment.

(2)

We were acquired by Sky Acquisition LLC, a company controlled by private investment funds affiliated with the Sponsor, on October 28, 2008. This acquisition affects the comparability of our 2008 financial statements to prior periods. See Note 2 — The Merger, contained in the Notes to the Consolidated Financial Statements for a detailed discussion of this acquisition. Net revenues for the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008 were reduced by $4.1 million and $18.6 million, respectively, in Medicare reimbursement reductions on respiratory medications and related to reductions in equipment rental periods.

(3)

We acquired Coram on December 3, 2007 for an aggregate cash payment of approximately $350 million. This acquisition affects the comparability of 2007 financial information to prior fiscal years. The results of operations and financial condition of Coram have been included in our consolidated financial statements since the acquisition date. Net revenues for 2007 were reduced by $7.3 million in Medicare reimbursement reductions related to reductions in equipment rental periods.

(4)	Net revenues for 2006 reflect $15.0 million in incremental Medicare reimbursement reductions for respiratory drugs, oxygen and oxygen equipment.

We did not pay any cash dividends on our common stock during any of the periods set forth in the table above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties such as the current global economic uncertainty, including the tightening of the credit markets and the recent significant declines and volatility in our global financial markets, that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this annual report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes and other information included in this annual report on Form 10-K. References in this report to the “Company,” “we,” “us” and “our” refer to Apria Healthcare Group Inc. and its subsidiaries, unless otherwise noted or the context requires otherwise.

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

Strategy. Our strategy is to position ourselves in the marketplace as a high-quality provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in this segment and expanded our platform for further cross-selling opportunities. Since January 1, 2007, we have expanded our home respiratory therapy and home medical equipment sales force by 51%. This focus has allowed us to more efficiently cover each market served by promoting our products and services to physicians, hospital discharge planners and managed care organizations.

•

Continue to participate in the managed care market. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services will enable us to sign preferred provider agreements with managed care organizations. Managed care represented approximately 70% of our total net revenues for the year ended December 31, 2010.

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

•

Continue to lead the industry in accreditation. The Medicare Improvement for Patients Act of 2008 (“MIPPA”) made accreditation mandatory for Medicare providers of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), effective October 1, 2009, per Centers for Medicare and Medicaid Services (“CMS”) regulation. We were the first durable medical equipment provider to seek and obtain voluntary accreditation from The Joint Commission. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission and, the Commission renewed our accreditation for another three years. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 19 years of continuous accreditation by The Joint Commission—longer than any other homecare provider.

•

Execute our strategic initiatives to drive profitability. For the past several years, we have successfully engaged in a range of cost savings initiatives to ease pressure on our revenue that has been and continues to be caused by Medicare and Medicaid reimbursement changes. These initiatives are designed to improve customer service, delivery and vehicle routing services, streamline the billing and payment process, effectively manage purchasing costs and improve the overall experience of the patients we serve. We launched a substantial multi-year cost reduction plan in late 2007. To date, we have made significant progress across a number of the identified initiatives targeting expected annual savings of approximately $168 million, of which we realized approximately $153 million through December 31, 2010.

Recent Events.

Acquisition of Praxair U.S. Home Healthcare Business. On February 2, 2011, we, along with Praxair, Inc. and Praxair Healthcare Services, Inc. (collectively, “Praxair”), jointly announced that our wholly owned subsidiary, Apria Healthcare, Inc. (“AHI”) and Praxair have entered into a definitive asset purchase agreement whereby AHI will acquire the assets of Praxair’s home healthcare services division in the United States. The transaction is expected to close during the first quarter of 2011. Assuming a March 31, 2011 closing date, this business is expected to contribute approximately $85 to $95 million to our revenue in 2011. This estimate and the acquired business’s contribution in future periods will be subject to decreases as a result of the impact of Medicare competitive bidding and other factors.

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

Revenue and Accounts Receivable. Revenues are recognized under fee for service/product arrangements for equipment we rent to patients, sales of equipment, supplies, pharmaceuticals and other items we sell to patients and under capitation arrangements with third party payors for services and equipment we provide to the patients of these payors. Revenue generated from equipment that we rent to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 8% of total net revenues for each of the years ended December 31, 2010, and December 31, 2009 and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid.

In our business, there are multiple services and products delivered to patients. These arrangements involve equipment that is rented and related supplies that may be sold that cannot be returned. In arrangements with multiple deliverables, revenue is recognized when each deliverable is provided to the patient. For example, revenues from equipment rental supplies sales are recognized upon confirmation of delivery of the products, as the supplies sold are considered a separate unit of accounting.

Included in accounts receivable are earned but unbilled receivables of $55.2 million and $44.6 million at December 31, 2010 and 2009, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectibility.

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record total net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

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

Goodwill and Long-Lived Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

Goodwill and indefinite-lived intangible assets are not amortized but instead tested at least annually for impairment or more frequently when events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. Management has determined that our two operating segments, home respiratory therapy/home medical equipment and home infusion therapy, are reporting units. The Company performs the annual test for impairment as of the first day of its fourth quarter and determines fair value based on a combination of the income approach and the market approach. The income approach is based on discounted cash flows. The market approach uses a selection of comparable companies in determining value. This determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. Changes in these assumptions can materially affect the estimate of fair value. Goodwill and indefinite-lived intangible assets were tested for impairment on October 1, 2010 and resulted in the fair value of each substantially exceeding its carrying value; therefore, we were not at risk of failing step one based upon our current assumptions. If an asset had been deemed impaired, an impairment loss would have been recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2010 and 2009, there was no impairment.

Purchased intangible assets consist primarily of trade names, patient backlog, capitated relationships and payor relationships resulting from the Merger. Purchased intangible assets that have definite lives are amortized over the estimated useful lives of the related assets, generally ranging from one to twenty years.

Share-Based Compensation. We measure and recognize compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated financial statements. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize share-based compensation expense on a straight-line basis over the requisite service period. Prior to the Merger, we estimated fair value of our share-based payment awards using the Black-Scholes valuation model. Subsequent to the Merger, the estimate of fair value of share-based awards on the date of grant is determined through the allocation of all outstanding securities to a business enterprise valuation. The enterprise valuation is based upon a combination of the income approach and the market approach. The income approach is based on discounted cash flows. The market approach uses a selection of comparable companies in determining value. This determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. Changes in the subjective assumptions can materially affect the estimate of their fair value.

Income Taxes. Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

In determining the necessity and amount of a valuation allowance, all available information (both positive and negative) is considered and analysis is performed to determine the appropriate weight that should be afforded to available objective and subjective evidence. Cumulative losses in recent years are considered significant negative evidence which could result in the accrual of a valuation allowance against deferred tax assets.

We have not sustained a cumulative book loss over the three-year period ended December 31, 2010. In evaluating our cumulative book income or loss, we considered the impact of certain non-recurring historical items which are not indicative of our ability to generate future income.

Based on all available evidence, we concluded that a valuation allowance against deferred tax assets will not be required at December 31, 2010. We will continue to assess the need for a valuation allowance as additional positive and negative evidence becomes available.

For state tax purposes, we accrued a valuation allowance of $4.0 million at December 31, 2010 for certain state tax net operating loss carryover amounts which are not expected to be realized in certain tax jurisdictions.

Our provision for income taxes is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining the provision for income taxes. We are routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, we believe that the recorded tax liabilities appropriately reflect our potential obligations.

Recent Accounting Pronouncements. In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” which amends ASC Topic 605, Revenue Recognition (“ASU 2009-13”) Under this standard, management is no longer required to obtain vendor-specific objective evidence or third party evidence of fair value for each deliverable in an arrangement with multiple elements, and where evidence is not available we may now estimate the proportion of the selling price attributable to each deliverable. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13 on its financial position, results of operations, cash flows and disclosures.

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”) which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our consolidated financial statements.

Government Regulation

We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Corporate contract services and legal department personnel review and approve written contracts subject to these laws. We also maintain various educational and audit programs designed to keep our managers updated and informed regarding developments on these topics and to reinforce to employees our policy of strict compliance in this area. Federal and state laws require that we obtain facility and other regulatory licenses and that we enroll as a supplier with federal and state health programs. Under various federal and state laws, we are required to make filings or submit notices in connection with transactions that might be defined as a change of control of the Company. We are aware of these requirements and routinely make such filings with, and seek such approvals from, the applicable regulatory agencies. Notwithstanding these measures, due to changes in and new interpretations of such laws and regulations, and changes in our business, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension or non-renewal; severe fines and penalties; the repayment of amounts previously paid to us and even the termination of our ability to provide services, including those provided under certain government programs such as Medicare and Medicaid. See “Risk Factors—Risks Relating to Our Business—Continued Reductions in Medicare and Medicaid Reimbursement Rates and the Comprehensive Healthcare Reform Package Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition” and “Risk Factors—Risk Factors Risks Relating to Our Business—Our Failure To Maintain Required Licenses Could Impact Our Operations.”

For additional information about government regulation of our business and industry, see “Business—Government Regulation.”

Key Factors and Trends Expected to Impact our Business in 2011

Although other factors and trends will likely impact us, including some we do not foresee at this time, we believe our performance in 2011 will be affected by the following key factors and trends:

•

Changes in outsourcing strategy. As a part of our ongoing review of our outsourcing strategy, we have determined to return certain of the outsourced functions to our personnel in the United States. Consequently, we expect that in future periods we will experience increased administrative costs because we will no longer have the full benefit of the favorable offshore labor rates.

•	Increasing Costs. We expect our selling, distribution and administrative costs to increase in 2011 as a result of the full year impact of additional sales personnel added for a portion of 2010.

•	Medicare Competitive Bidding. We expect an unfavorable impact related to the implementation of Medicare Competitive Bidding starting in January 2011.

•

Collectability of accounts receivable. The collection of accounts receivable is expected to remain one of our most significant challenges. We expect that our provision for doubtful accounts in 2011 as a percentage of net revenue will be at a rate comparable to that which we experienced in 2010.

Results of Operations

Year Ended December 31, 2010 Results Compared to the Year Ended December 31, 2009 Results

Net Revenues. Net revenues in the year ended December 31, 2010 were $2.08 billion compared to $2.09 billion in the year ended December 31, 2009. Revenue for the year ended December 31, 2010 decreased primarily due to the non-renewal or termination of, or changes to, certain payor contracts, partially offset by an increase in home infusion therapy revenue. We expect to continue to strategically evaluate our payor contracts. In addition, revenue in the year ended December 31, 2009 was positively impacted by the recognition of monthly rental revenue previously deferred for services that were initiated prior to certain 2009 Medicare reimbursement reductions.

We expect to continue to face pricing pressures from Medicare and Medicaid as well as from our managed care customers as these payers seek to lower costs by obtaining more favorable pricing from providers such as us. In addition to the pricing reductions, such changes could cause us to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue. See “Business—Government Regulation.”

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the year ended December 31, 2010 was 59.9%, compared to 58.6% for the year ended December 31, 2009. Included in cost of revenue for the year ended December 31, 2009 was intangible asset amortization related to our patient backlog intangible asset of $44.0 million, which was fully amortized during the year ended December 31, 2009 and did not recur in 2010, and the favorable impact of certain cost of goods sold adjustments. Excluding the impact of intangible asset amortization of $44.0 million and the favorable impact of certain cost of goods sold adjustments of $6.3 million, the overall gross profit margin percentage for the year ended December 31, 2009 would have been 60.4%. The decline in gross profit margin percentage is primarily due to an increase in the revenue of the home infusion therapy segment as a percent of total net revenue. Our home infusion therapy segment has a lower gross profit margin as a percentage of net revenues than the home respiratory therapy and home medical equipment segment. This decline in the gross profit margin percentage was partially offset by favorable pricing on the purchase of products and the termination of certain low margin or unprofitable payor contracts.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 3.4% and 2.8% in the years ended December 31, 2010 and December 31, 2009, respectively. The increase in the provision for doubtful accounts in 2010 is the result of unfavorable collections experience occurring in the year ended December 31, 2010 primarily due to the outsourcing of our billing and collection process and the impact of a major payor using an intermediary. In August 2010, based upon a review of key outsourcing initiatives, we determined that certain outsourced billing and collections functions should instead be performed by us and we are currently transitioning such functions back to us.

Selling, Distribution and Administrative Expenses. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical services, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Some are also very sensitive to market-driven price fluctuations such as facility lease and fuel costs. The administrative expenses include overhead costs incurred by the operating locations and regional and corporate support functions. These expenses are generally less sensitive to fluctuations in revenue growth than operating costs.

Selling, distribution and administrative expenses were $1,067.0 million, or 51.3%, of total net revenues for the year ended December 31, 2010 compared to $1,050.1 million, or 50.1%, of total net revenues for the year ended December 31, 2009.

Selling, distribution and administrative expenses increased by $16.9 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was comprised of a $39.8 million increase in other operating expenses partially offset by a decrease in labor and other related expenses of $22.9 million.

The decrease in labor and other related expenses of $22.9 million was due to reduced salaries and termination benefits as a result of headcount reductions due primarily to the outsourcing of certain functions relating to documentation, billing, collections and information technology, and lower management incentive compensation program expense as a result of not meeting the targets in 2010. These decreases were partially offset by an increase in labor expenses due to increases in our home respiratory therapy and home medical equipment sales force. We expect 2011 labor expenses to increase as a result of the onshoring of our billing and collections functions.

The increases in other operating expenses of $39.8 million were primarily due to an increase in professional fees and expenses related to the outsourcing of certain functions relating to documentation, billing, collections and information technology, and an increase in travel and marketing expense related to sales force expansion and operations training, an increase in depreciation related to information technology assets, professional fees related to 2010 corporate initiative projects, and an increase in our sponsor management fee. The increase in other operating expenses was partially offset by a decrease in expense associated with other corporate initiative projects that occurred in 2009 that did not recur in 2010.

Amortization of Intangible Assets. Amortization of intangible assets was 4.8 million and $3.7 million in the years ended December 31, 2010 and December 31, 2009, respectively. The amortization expense primarily results from the revaluation of intangible assets as a result of the Merger, including the finalization of the intangible asset valuation in 2009.

expenses was partially offset by a decrease in expense associated with other corporate initiative projects that occurred in 2009 that did not recur in 2010.

Amortization of Intangible Assets. Amortization of intangible assets was 4.8 million and $3.7 million in the years ended December 31, 2010 and December 31, 2009, respectively. The amortization expense primarily results from the revaluation of intangible assets as a result of the Merger, including the finalization of the intangible asset valuation in 2009.

Interest Expense. Interest expense increased $1.6 million, or 1.3%, to $130.8 million in the year ended December 31, 2010 from $129.2 million in the year ended December 31, 2009. This increase is primarily due to higher amortization of deferred debt costs related to the issuance in 2009 of, and a registered exchange offer in 2010 with respect to, $700.0 million of our 11.25% Senior Secured Notes due 2014 (Series A-1) (the “Series A-1 Notes”) and $317.5 million of our 12.375% Senior Secured Notes due 2014 (Series A-2) (the “Series A-2 Notes”).

Interest Income and Other. Interest income and other decreased to $0.9 million for the year ended December 31, 2010 from $1.6 million in the year ended December 31, 2009.

Income Tax Benefit. Our effective tax rate for the year ended December 31, 2010 was 31.2% compared with 68.8% for the year ended December 31, 2009. Our income tax benefit decreased $0.5 million to $(7.9) million in the year ended December 31, 2010 from $(8.4) million in the year ended December 31, 2009 due to the following changes:

(in thousands )	Year Ended December 31, 2010	Year Ended December 31, 2009	Change

Income tax expense at statutory rate	$(8,870)	$(4,290)	$(4,580)
Non-deductible expenses	712	778	(66)
State taxes, net of federal benefit and state loss carryforwards	(7)	3,342	(3,349)
Share-based compensation	1,437	2,679	(1,242)
Change in valuation allowance	(396)	(4,646)	4,250
Change in liability for unrecognized tax benefits	495	(5,660)	6,155
Other	(1,283)	(641)	(642)

	$(7,912)	$(8,438)	$526

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

(in thousands)	Year Ended December 31, 2010	Percentage of Net Revenues	Year Ended December 31, 2009	Percentage of Net Revenues
Net revenues:
Home respiratory therapy and home medical equipment	$1,083,207	52.1%	$1,169,609	55.8%
Home infusion therapy	997,511	47.9	924,952	44.2

Total net revenues	$2,080,718	100.0%	$2,094,561	100.0%

(in thousands)	Year Ended December 31, 2010
	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total

EBIT	$(9,866)	(0.9)%	$114,358	11.5%	$104,492

(in thousands)	Year Ended December 31, 2009
	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total

EBIT	$50,167	4.3%	$65,667	7.1%	$115,834

We allocate certain expenses that are not directly attributable to a product line based upon segment headcount.

See reconciliation of EBIT included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues decreased $86.4 million, or 7.4%, to $1,083.2 million in the year ended December 31, 2010 from $1,169.6 million in the year ended December 31, 2009. Revenues for the home respiratory therapy and home medical equipment segment decreased to 52.1% of total revenue in the year ended December 31, 2010 from 55.8% in the year ended December 31, 2009.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line decreased by 7.8% in the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in revenue resulted primarily from decreases in oxygen, sleep apnea and other respiratory revenue, primarily due to the termination of, or changes to, certain payor contracts, as well as the impact of revenue recognized in the three months ended March 31, 2009 that was previously deferred for services performed prior to certain Medicare reimbursement reductions.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues decreased by 4.5% in the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease was primarily due to the termination of, or changes to, certain payor contracts.

EBIT for the home respiratory therapy and home medical equipment segment in the year ended December 31, 2010 was a negative $9.9 million compared to a positive $50.2 million in the year ended December 31, 2009. The negative EBIT was 0.9% of segment net revenues in the year ended December 31, 2010 compared to positive 4.3% of segment net revenues in the year ended December 31, 2009. EBIT for the year ended December 31, 2009 included $36.0 million of amortization expense related to our patient backlog intangible asset which was fully amortized during the year ended December 31, 2009. Adjusting for the impact of this $36.0 million of amortization in the year ended December 31, 2009, EBIT would have been $86.2 million or 7.4% of segment net revenue. The decrease in the EBIT as a percentage of segment net revenues from 7.4% for the year ended December 31, 2009 to a negative 0.9% in the year ended December 31, 2010 is primarily due to increases in the provision for doubtful accounts primarily due to the outsourcing of our billing and collections process and in the sales, distribution and administrative costs as a percentage of net revenues in the year ended December 31, 2010 compared to the year ended December 31, 2009.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $72.5 million, or 7.8% to $997.5 million for the year ended December 31, 2010 from $925.0 million in the year ended December 31, 2009. Revenues for the home infusion therapy segment increased to 47.9% of total revenue in the year ended December 31, 2010 from 44.2% in the year ended December 31, 2009.

The home infusion therapy segment involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. The growth in home infusion therapy revenue resulted primarily from an increase in the overall volume of specialty drugs, core drugs, and enteral nutrients. These increases were partially offset by a decrease in revenue due to the termination of certain payor contracts.

EBIT for the home infusion therapy segment in the year ended December 31, 2010 was $114.4 million compared to $65.7 million in the year ended December 31, 2009. EBIT was 11.5% of segment net revenues in the year ended December 31, 2010 compared to 7.1% of segment net revenues in the year ended December 31, 2009. EBIT for the year ended December 31, 2009 included $8.0 million of amortization expense related to our patient backlog intangible asset which was fully amortized during the year ended December 31, 2009. Adjusting for the impact of this $8.0 million of amortization in the year ended December 31, 2009, EBIT would have been $73.7 million of 8.0% of segment net revenues. The increase in EBIT as a percentage of net segment revenues from 8.0% for the year ended December 31, 2009 to 11.5% for the year ended December 31, 2010 was primarily due to improvements in the gross profit margin, and decreases in sales, distribution and administrative costs and the provision for doubtful accounts as a percentage of segment net revenues in the year ended December 31, 2010 compared to the year ended December 31, 2009.

Year Ended December 31, 2009 Results Compared to the Period October 29, 2008 to December 31, 2008 Results

The following table compares year ended December 31, 2009 results with the period October 29, 2008 to December 31, 2008.

(in thousands)	Year Ended December 31, 2009	Percentage of Net Revenues	Period October 29, 2008 to December 31, 2008	Percentage of Net Revenues

Net revenues:
Fee for service arrangements	$1,930,464	92.2%	$328,005	92.0%
Capitation	164,097	7.8	28,660	8.0

TOTAL NET REVENUES	2,094,561	100.0	356,665	100.0
Costs and expenses:
Cost of net revenues:

Product and supply costs	638,452	30.5	105,120	29.5
Patient service equipment depreciation	101,681	4.9	17,539	4.9
Amortization of intangible assets	44,000	2.1	–	–
Home respiratory therapy services	34,700	1.7	6,270	1.8
Nursing services	36,345	1.7	6,276	1.8
Other	12,281	0.6	2,555	0.7

TOTAL COST OF NET REVENUES	867,459	41.4	137,760	38.6

Provision for doubtful accounts	57,919	2.8	14,329	4.0
Selling, distribution and administrative	1,050,134	50.1	179,362	50.3
Amortization of intangible assets	3,716	0.2	1,008	0.3

TOTAL COSTS AND EXPENSES	1,979,228	94.5	332,459	93.2
OPERATING INCOME	115,333	5.5	24,206	6.8
Interest expense	129,200	6.2	26,167	7.3
Interest income and other	(1,609)	(0.1)	(726)	(0.2)

LOSS BEFORE TAXES	(12,258)	(0.6)	(1,235)	(0.3)
Income tax (benefit) expense	(8,438)	(0.4)	659	0.2

NET LOSS	$(3,820)	(0.2)%	$(1,894)	(0.5)%

Net Revenues. Net revenues in the year ended December 31, 2009 were $2,094.6 million compared to $356.7 million in the period October 29, 2008 to December 31, 2008. Revenue for the year ended December 31, 2009 increased due to more operating days in the year ended December 31, 2009 compared to the period October 29, 2008 to December 31, 2008. In the year ended December 31, 2009 revenue was impacted by Medicare reimbursement reductions of $108.7 million that did not occur in the period October 29, 2008 to December 31, 2008. The Medicare reimbursement reductions primarily related to:

•	respiratory drug reimbursement reductions effective April 1, 2008;

•	changing the maximum rental period of oxygen equipment from an unlimited rental period to 36 months (regulation effective date of January 2006); and

•	MIPPA legislation authorized an average of 9.5% payment reduction in the DMEPOS fee schedule effective January 2009.

We expect to continue to face pricing pressures from Medicare and Medicaid as well as from our managed care customers as these payers seek to lower costs by obtaining more favorable pricing from providers such as us. In addition to the pricing reductions, such changes could cause us to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue. See “Business—Government Regulation.”

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the year ended December 31, 2009 was 58.6%, compared to 61.4% in the period October 29, 2008 to December 31, 2008. Included in cost of revenue for the year ended December 31, 2009 is $44.0 million of amortization related to our patient backlog intangible asset which was provisional in the period October 29, 2008 to December 31, 2008. In addition, this decrease in gross profit margin was primarily due to the negative impact of the Medicare reimbursement reductions. Excluding the intangible asset amortization and the impact of Medicare reimbursement reductions, the overall gross profit margin percentage for the year ended December 31, 2009 would have been 62.4%, compared to 61.4% in the period October 29, 2008 to December 31, 2008. This improvement in the gross profit margin was due to a shift in product mix to a higher volume of products with lower costs as a percentage of revenue in our home respiratory therapy service line and our ability to obtain favorable pricing on the purchase of products and supplies in our all three of our service lines. These improvements in the gross profit margin were partially offset by a decrease in the gross profit margin in our home infusion therapy service line as a result of a shift in product mix to more specialty drugs, which have a higher product cost as a percentage of revenue.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management may adjust for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 2.8% and 4.0% in the year ended December 31, 2009 and the period October 29, 2008 to December 31, 2008, respectively. The decrease in the provision for doubtful accounts in 2009 is primarily the result of favorable collections experience occurring in the year ended December 31, 2009 as a percentage compared to the period October 29, 2008 to December 31, 2008.

Selling, Distribution and Administrative Expenses. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical services, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Some are also very sensitive to market-driven price fluctuations such as facility lease and fuel costs. The administrative expenses include overhead costs incurred by the operating locations and regional and corporate support functions. These expenses are generally less sensitive to fluctuations in revenue growth than operating costs.

Selling, distribution and administrative expenses, expressed as a percentage of total net revenues were 50.1% for the year ended December 31, 2009 compared to 50.3% for the period October 29, 2008 to December 31, 2008. Adjusted for Medicare reimbursement reductions of $108.7 million in the year ended December 31, 2009, the selling, distribution and administrative expense percentage for 2009 would have been 47.7% of revenue in the year ended December 31, 2009.

In the year ended December 31, 2009 and the period October 29, 2008 to December 31, 2008 labor and other related expenses as a percentage of total net revenues were 33.0% and 32.9%, respectively. For the year ended December 31, 2009 when adjusting for the impact of Medicare reimbursement reductions, labor and related costs were 31.4% of total revenue. The decrease in labor and other related expenses was primarily due to reduced salaries and wages as a result of headcount reductions in 2009 and lower outside labor. These decreases were partially offset by increases due to higher management incentive compensation program expense, as a result of meeting the targets in 2009 and not in 2008, and higher termination and retention expense due to the projects to outsource certain billing, collection and information technology functions.

In the year ended December 31, 2009 and the period October 29, 2008 to December 31, 2008 other operating expenses as a percentage of total net revenues were 17.1% and 17.4%, respectively. For the year ended December 31, 2009 when adjusting for the impact of Medicare reimbursement reductions, other operating expenses were 16.3% of total revenue. The decreases in other operating expenses were primarily due to delivery costs, principally lower fuel prices and lower freight costs due to renegotiation of a contract with a vendor. These decreases were partially offset by expenses incurred in 2009 associated with our projects to outsource certain billing, collection and information technology functions that did not exist in 2008, professional fees incurred in connection with the sale of Series A-1 Notes and Series A-2 Notes and expenses associated with other corporate initiative projects in 2009.

Amortization of Intangible Assets. Amortization of intangible assets was 0.2% and 0.3% of total net revenues in the year ended December 31, 2009 and the period October 29, 2008 to December 31, 2008, respectively. The amortization expense primarily results from the revaluation of intangible assets as a result of the Merger, including the finalization of the intangible asset valuation in 2009.

Interest Expense. Interest expense as a percentage of total net revenues was 6.2% for the year ended December 31, 2009. Adjusted for the impact of Medicare reimbursement reductions interest expense was 5.9% of total net revenues in the year ended December 31, 2009. Interest expense for the period October 29, 2008 to December 31, 2008 was 7.3% of revenue. This decrease is primarily due to higher interest expense in the two month period due to higher borrowing on the ABL facility and higher deferred debt costs in 2008 related to the Predecessor Revolving Credit Facility and Senior Secured Bridge Credit Agreement.

Interest Income and Other. Interest income and other was 0.1% as a percentage of total net revenues for the year ended December 31, 2009 compared to 0.2% as a percentage of total net revenues for the period October 29, 2008 to December 31, 2008. This decrease is due to a decrease in interest rates earned on invested cash.

Income Tax Benefit. The income tax benefit as a percentage of total net revenues for the year ended December 31, 2009 was 0.4% compared to a tax expense as a percentage of total net revenues of 0.2% for the period October 29, 2008 to December 31, 2008. The effective tax rate was 68.8% at December 31, 2009 compared to 53.4% for the period October 29, 2008 to December 31, 2008. The income tax benefit in the year ended December 31, 2009 included (1) a reduction in our valuation allowances related to state net operating losses and other state deferred tax assets and (2) a decrease in our tax reserves due to settlements with state tax agencies and the expiration of statute of limitations.

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

(in thousands)	Year Ended December 31, 2009	Percentage of Net Revenues	Period October 29, 2008 to December 31, 2008	Percentage of Net Revenues
Net revenues:
Home respiratory therapy and home medical equipment	$1,169,609	55.8%	$209,567	58.8%
Home infusion therapy	924,952	44.2	147,098	41.2

Total net revenues	$2,094,561	100.0%	$356,665	100.0%

(in thousands)	Year Ended December 31, 2009
	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total

EBIT	$50,167	4.3%	$65,667	7.1%	$115,834

(in thousands)	Period October 29, 2008 to December 31, 2008
	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$26,255	12.5%	$(1,740)	(1.2)%	$24,515

We allocate certain expenses that are not directly attributable to a product line based upon segment headcount.

See reconciliation of EBIT at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. Net revenues for the home respiratory therapy and home medical equipment segment in the year ended December 31, 2009 was $1,169.6 million compared to $209.6 million in the period October 29, 2008 to December 31, 2008. Revenues for the home respiratory therapy and home medical equipment segment decreased to 55.8% of total revenue in the year ended December 31, 2009 from 58.8% in the period October 29, 2008 to December 31, 2008.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, obstructive sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the respiratory therapy service line decreased to 48.4% of total revenue in the year ended December 31, 2009 compared to 51.5% in the period October 29, 2008 to December 31, 2008. The majority of Medicare reimbursement reductions discussed above impacted the home respiratory therapy services line. Such reductions were $104.0 million for the year ended December 31, 2009. Adjusted for the Medicare reimbursement reductions, respiratory therapy revenues for 2009 would have been 50.7%. Home respiratory therapy revenues as a percentage of total revenue decreased as a result of increased sales as a percentage of total revenue in our home infusion therapy service line.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues were 7.5% of total revenue in the year ended December 31, 2009 compared to 7.3% of total revenue in the period October 29, 2008 to December 31, 2008. During the year ended December 31, 2009, $1.9 million of the Medicare reimbursement reductions impacted this service line. Excluding the impact of the Medicare reimbursement reductions, home medical equipment revenue would have been 7.2% of total revenues in the year ended December 31, 2009.

EBIT for the home respiratory therapy and home medical equipment segment in the year ended December 31, 2009 was $50.2 million compared to $26.3 million in the period October 29, 2008 to December 31, 2008. EBIT was 4.3% of segment net revenues in the year ended December 31, 2009 compared to 12.5% of segment net revenues in the period October 29, 2008 to December 31, 2008. This decrease in EBIT as a percentage of segment net revenues was primarily due to the negative impact of the Medicare reimbursement reductions. This decrease in the EBIT was partially offset by a shift in product mix to a higher volume of products with lower costs as a percentage of segment net revenues in our home respiratory therapy service line and our ability to obtain favorable pricing on the purchase of products and supplies.

Home Infusion Therapy Segment. Home infusion therapy involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Home infusion therapy revenues as a percentage of total revenue increased to 44.2% in the year ended December 31, 2009 compared to 41.2% in the period October 29, 2008 to December 31, 2008. The growth in revenue in the year ended December 31, 2009 resulted primarily from an increase in volume of specialty drugs (IVIG/Vivaglobin, Alpha 1, Factor, Remicade, Solaris and Tysabri), core drugs (TPN and Antibiotic) and enteral nutrients. The increase in these drugs was offset by a decrease in revenue due to the termination of a payor contract, and a decrease in volume of non-core revenue (Catheter Care, Chemotherapy, Hydration, and Other Therapies). As a result of increasing volume, specialty drug revenue also increased as a percentage of total home infusion therapy revenue. During the year ended December 31, 2009, Medicare reimbursement reductions impacted this service line by $2.8 million. Excluding the impact of Medicare reimbursement reductions, home infusion therapy revenue would have been 42.1% as a percentage of total revenue for the year ended December 31, 2009.

EBIT for the home infusion therapy segment in the year ended December 31, 2009 was $65.7 million compared to $(1.7) million in the period October 28, 2008 to December 31, 2008. EBIT was 7.1% of segment net revenues in the year ended December 31, 2009 compared to (1.2)% of segment net revenues in the period October 29, 2008 to December 31, 2008. This increase in EBIT was primarily due to our ability to obtain favorable pricing on the purchase of products and supplies and our ability to reduce our selling distribution and administrative costs as a percentage of segment net revenues partially offset by a decrease in the gross profit margin as a result of a shift in product mix to more specialty drugs, which have a higher product cost as a percentage of segment net revenues.

Year Ended December 31, 2009 Results Compared to Pro forma Year Ended December 31, 2008 Results

The following table compares the year ended December 31, 2009 results to the pro forma results for the year ended December 31, 2008 to reflect the Merger if it had occurred on January 1, 2008. We are providing a comparison of the year ended December 31, 2009 to the pro forma year ended December 31, 2008 for illustrative purposes only to facilitate the comparison of the results of the full year 2008 with the full year 2009.

							Year Ended December 31, 2009 Compared to Pro forma Year Ended December 31, 2008
(in thousands)	Year Ended December 31, 2009	Period October 29, 2008 to December 31, 2008	Period January 1, 2008 to October 28, 2008	Adjustments for the Transactions		Year Ended December 31, 2008 Pro forma	Increase/ Decrease	Percentage Change
	(Successor)	(Successor)	(Predecessor)
Net revenues:
Fee for service arrangements	$1,930,464	$328,005	$1,630,767	$—		$1,958,772	$(28,308)	(1.4)%
Capitation	164,097	28,660	142,522	—		171,182	(7,085)	(4.1)

TOTAL NET REVENUES	2,094,561	356,665	1,773,289	—		2,129,954	(35,393)	(1.7)

Costs and expenses:
Cost of net revenues:
Product and supply costs	638,452	105,120	526,610	—		631,730	6,722	1.1
Patient service equipment depreciation	101,681	17,539	89,246	—		106,785	(5,104)	(4.8)
Amortization of intangible assets	44,000	—	—	42,920	(a)	42,920	1,080	2.5
Home respiratory therapy services	34,700	6,270	31,893	—		38,163	(3,463)	(9.1)
Nursing services	36,345	6,276	29,773	—		36,049	296	0.8
Other	12,281	2,555	13,815	—		16,370	(4,089)	(25.0)

TOTAL COST OF NET REVENUES	867,459	137,760	691,337	42,920		872,017	(4,558)	(0.5)
Provision for doubtful accounts	57,919	14,329	33,626	—		47,955	9,964	20.8
Selling, distribution and administrative	1,050,134	179,362	924,536	(22,613	)(b)	1,081,285	(31,151)	(2.9)
Amortization of intangible assets	3,716	1,008	3,461	(796	)(c)	3,673	43	1.2

TOTAL COSTS AND EXPENSES	1,979,228	332,459	1,652,960	19,511		2,004,930	(25,702)	(1.3)

OPERATING INCOME	115,333	24,206	120,329	(19,511)		125,024	(9,691)	(7.8)
Interest expense	129,200	26,167	31,838	74,270	(d)	132,275	(3,075)	(2.3)
Interest income and other	(1,609)	(726)	(2,154)	—		(2,880)	1,271	(44.1)

(LOSS) INCOME BEFORE TAXES	(12,258)	(1,235)	90,645	(93,781)		(4,371)	(7,887)	180.4
Income tax expense	(8,438)	659	34,192	(36,829	)(e)	(1,978)	(6,460)	326.6

NET (LOSS) INCOME	$(3,820)	$(1,894)	$56,453	$(56,952)		$(2,393)	$(1,427)	59.6%

(a)	Reflects amortization expense of patient backlog intangible assets with finite lives that were identified as a result of the Merger, as set forth below:

(in thousands)	Gross Carrying Amount at December 31, 2009	Life	Annual Amortization Expense

Patient backlog	$44,000	1.1	$42,920

The adjustment was calculated as follows:

(in thousands)	Year Ended December 31, 2008
Amortization expense as a results of the Merger	$42,920

Less: historical amortization expense	—

Total adjustment	$42,920

(b)	Represents adjustments to expenses as set forth below.

(in thousands)	Year Ended December 31, 2008
Legal, accounting and other expenses directly attributable to the Merger	$(4,458)
Management fee(i)	5,773
Accelerated stock option vesting (ii)	(22,328)
Executive bonus payments (iii)	(1,600)

Total adjustments to expenses	$(22,613)

(i)	Reflects an annual management fee of $7.0 million payable to an affiliate of the Sponsor under the transaction and management fee agreement.

The adjustments for the management fee were calculated as follows:

(in thousands)	Year Ended December 31, 2008
Management fee	$7,000
Less: management fee recorded for the periods shown	(1,227)

Total adjustment	$5,773

(ii)	Reflects accelerated compensation expense due to the vesting and payout of all stock-based awards as a result of the Merger.
(iii)	Represents incremental bonuses paid as a result of the Merger to certain executive officers pursuant to change in control provisions in their employment agreements.

(c)	Reflects the amortization expense of intangible assets with finite lives that were identified as a result of the Merger, as set forth below.

(in thousands)	Gross Carrying Amount at December 31, 2009	Life	Annual Amortization Expense
Capitated relationships	$40,000	20	$2,000
Payor relationships	11,000	20	550
Net favorable leasehold interest	3,553	3.2	1,123

Total intangible assets with finite lives	$54,553		$3,673

The adjustments were calculated as follows:

(in thousands)	Year Ended December 31, 2008
Amortization expense as a results of the Merger	$3,673
Less: historical amortization expense	(4,469)

Total adjustment	$(796)

(d)	Reflects interest expense resulting from our new capital structure (using current applicable LIBOR rates) as set forth below.

(in thousands)	Balance	Assumed Rate	Interest Expense Year Ended December 31, 2008

Senior Secured Bridge Credit Agreement(1)	$1,010,000	12.00%	$121,200
ABL Facility(2)	150,000	1.20%	1,803
Ongoing interest on other existing debt to be retained(3)	4,733		1,869

Total cash interest expense			124,872
Amortization of capitalized debt issuance costs related to the Merger(4)	57,678		7,403

Total pro forma interest expense related to the Merger			132,275
Less: historical interest expense			(58,005)

Total adjustment to pro forma interest expense related to the Merger			74,270

Total pro forma interest expense			$132,275

(1)	Represents $1,010.0 million borrowed under the Senior Secured Bridge Credit Agreement entered into in October 2008, which bears interest at the rate of 12.00% per annum.
(2)

Reflects $16.1 million of drawn letters of credit, no borrowings and the undrawn portion in the amount of $133.9 million under the ABL Facility. The interest rate on the ABL Facility used to compute pro format interest expense is an assumed blended interest rate of the letters of credit and the undrawn portion of the ABL Facility. The interest rate on borrowings under the ABL Facility is variable and had there been borrowings under the ABL Facility, the interest rate on the borrowed portion would have been determined using a three-month LIBOR rate of 0.25% plus an assumed applicable margin of 2.75%, based upon an assumed average excess availability of $133.9 million. The pro forma fee expense for letters of credit is assumed at 2.75% to 3.25%, depending on the average excess availability, with the lowest average excess availability resulting in the highest letters of credit fees and applicable margin. The ABL Facility also requires a fee for undrawn amounts ranging from 0.50% to 1.00% depending on the utilization percentage, with the lowest utilization rate resulting in the highest fee rate. The pro forma interest expense assumes a utilization fee of 1.00%. See “—Liquidity and Capital Resources – Long-term Debt – ABL Facility” for more information. A 0.125% variance in the assumed blended interest rate for the ABL Facility would amount to a change in total annual pro forma interest expense of $0.2 million.

(3)

Represents $4.7 million of capital leases, deferred compensation and certain other indebtedness that we retained following the Refinancing. On going interest amounts for debt that were retained after the Transactions are based upon actual interest amounts recorded during each of the pro forma periods. Includes interest expense recorded in relation to accretion of the Company’s deferred compensation plan of approximately $0.1 million and $1.0 million for the historical period of October 29, 2008 to December 31, 2008 and the historical period of January 1, 2008 to October 28, 2008.

(4)	Debt issuance costs related to the Merger. Amortization is calculated using the effective interest method over the terms of the related debt.

(e)	Reflects the estimated tax impact relating to the adjustments for the Merger, calculated at estimated statutory rates as set forth below.

(in thousands)	Year Ended December 31, 2008
Total adjustments for the Merger	$(93,781)
Adjustments without tax benefit	2,377

Adjustments resulting in tax benefit	(96,158)
Statutory tax rate	38.3%

Tax effect of the adjustments for the Merger	$(36,829)

Net Revenues. Net revenues decreased $35.4 million, or 1.7%, to $2,094.6 million in the year ended December 31, 2009 from $2,130.0 million in the pro forma year ended December 31, 2008. The revenue decline for the year ended December 31, 2009 was impacted by Medicare reimbursement reductions of $108.7 million. Had those reductions not been implemented, revenues for 2009 would have increased by 3.4%. The Medicare reimbursement reductions primarily related to:

•	respiratory drug reimbursement reductions effective April 1, 2008;

•	changing the maximum rental period of oxygen equipment from an unlimited rental period to 36 months (regulation effective date of January 2006); and

•	MIPPA legislation authorized an average of 9.5% payment reduction in the DMEPOS fee schedule effective January 2009.

We expect to continue to face pricing pressures from Medicare and Medicaid as well as from our managed care customers as these payers seek to lower costs by obtaining more favorable pricing from providers such as us. In addition to the pricing reductions, such changes could cause us to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue. See “Business—Government Regulation.”

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin in the year ended December 31, 2009 was 58.6%, compared to 59.1% in the pro forma year ended December 31, 2008. Included in cost of revenue is amortization related to our patient backlog intangible asset of $44.0 million during the year ended December 31, 2009 and $42.9 million during the pro forma year ended December 31, 2008. As of December 31, 2009, the patient backlog intangible asset was fully amortized. Excluding the impact of the intangible asset amortization discussed above, the overall gross profit margin percentage for the year ended December, 31, 2009 would have been 60.7%, compared to 61.1% in the pro forma year ended December 31, 2008. This decrease of 0.4% in gross profit margin was primarily due to the negative impact of the Medicare reimbursement reductions. Excluding the intangible asset amortization and the impact of Medicare reimbursement reductions, the overall gross profit margin percentage for the year ended December 31, 2009 would have been 62.4%, compared to 61.1% in the pro forma year ended December 31, 2008. This improvement was primarily the result of a shift in product mix to a higher volume of products with lower cost as a percentage of revenue in our home respiratory service line; our ability to obtain favorable pricing on the purchase of products and supplies in all three of our service lines and the sale of the rehabilitation product line in June 2008. These favorable items were partially offset by a decrease in rental revenue with no corresponding decrease in fixed costs in our home medical equipment service line and a decrease in gross profit margin, as the result of the shift in product mix in our infusion therapy drugs to more specialty drugs, which have a higher product cost as a percentage of net revenues.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable after considering actual write-offs of specific receivables. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management may adjust for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 2.8% and 2.3% in the year ended December 31, 2009 and the pro forma year ended December 31, 2008, respectively. The increased provision for doubtful accounts in 2009 is primarily the result of favorable collections experience occurring in 2008 compared to 2009.

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

Selling, distribution and administrative expenses, expressed as a percentage of total net revenues was 50.1% for the year ended December 31, 2009 compared to 50.8% for the pro forma year ended December 31, 2008. Adjusted for Medicare reimbursement reductions of $108.7 million, the selling, distribution and administrative expense percentage for 2009 would have been 47.7% of revenue.

Selling, distribution and administrative expenses decreased by $31.2 million for the year ended December 31, 2009 over the pro forma year ended December 31, 2008. The $31.2 million decrease was composed of a $12.9 million decrease in labor and other related expenses and by a decrease in other operating expenses of $18.3 million. The decrease in labor and other related expenses was primarily due to reduced salaries and wages as a result of headcount reductions in 2009, the sale of our rehabilitation product line in July 2008, the reduction in expenses related to equity incentive awards, and lower outside labor. These decreases were partially offset by increases due to higher management incentive compensation program expense as a result of meeting the targets in 2009 and not in 2008, and higher termination and retention expense due to the projects to outsource certain billing, collection and information technology functions, and the Merger. The decreases in other operating expenses of $18.3 million were primarily due to delivery costs, principally lower fuel prices, lower freight costs due to renegotiation of a contract with a vendor, reduction in expenses due to sale of our rehabilitation product line in July 2008 and lower depreciation on information technology assets. These decreases were partially offset by expenses incurred in 2009 associated with our projects to outsource certain billing, collection and information technology functions that did not exist in 2008, professional fees incurred in connection with the sale of Series A-1 Notes and Series A-2 Notes and expenses associated with other corporate initiative projects in 2009.

Amortization of Intangible Assets. Amortization of intangible assets was $3.7 million in the year ended December 31, 2009 and in the pro forma year ended December 31, 2008. The amortization expense primarily results from the revaluation of intangible assets as a result of the Merger, including the finalization of the intangible asset valuation in 2009.

Interest Expense. Interest expense decreased $3.1 million, or 2.3%, to $129.2 million in the year ended December 31, 2009 from $132.3 million in the pro forma year ended December 31, 2008. This decrease is primarily due to a lower interest rate of 11.8% in the year ended December 31, 2009 as compared to 12.0% for the pro forma year ended December 31, 2008.

Interest Income and Other. Interest income and other decreased $1.3 million, or 44.1%, to $1.6 million in the year ended December 31, 2009 from $2.9 million in the pro forma year ended December 31, 2008.

Income Tax Expense. Income tax benefit increased $6.5 million to $(8.4) million in the year ended December 31, 2009 from $(1.9) million in the pro forma year ended December 31, 2008. The increase in income tax benefit in the year ended December 31, 2009 from the pro forma year ended December 31, 2008 resulted from (1) a reduction in our valuation allowances related to state net operating losses and other state deferred tax assets and (2) a decrease in our tax reserves due to settlements with state tax agencies and the expiration of statute of limitations. The reductions in our valuation allowances and tax reserves resulted in a 68.8% effective tax benefit for the year ended December 31, 2009 compared with 45.3% for the pro forma year ended December 31, 2008.

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

(in thousands)	Year Ended December 31, 2009	Percentage of Net Revenues	Pro Forma Year Ended December 31, 2008	Percentage of Net Revenues
Net revenues:
Home respiratory therapy and home medical equipment	$1,169,609	55.8%	$1,284,278	60.3%
Home infusion therapy	924,952	44.2	845,676	39.7

Total net revenues	$2,094,561	100.0%	$2,129,954	100.0%

	Year Ended December 31, 2009
(in thousands)	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$50,167	4.3%	$65,667	7.1%	$115,834

	Pro Forma Year Ended December 31, 2008
(in thousands)	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$111,708	8.7%	$14,188	1.7%	$125,896

We allocate certain expenses that are not directly attributable to a product line based upon segment headcount.

See reconciliation of EBIT at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment: For the home respiratory therapy and home medical equipment segment total net revenues decreased $114.7 million, or 8.9%, to $1,169.6 million in the year ended December 31, 2009 from $1,284.3 million in the pro forma year ended December 31, 2008. Revenues for the home respiratory therapy and home medical equipment segment decreased to 55.8% of total revenue in the year ended December 31, 2009 from 60.3% in the pro forma year ended December 31, 2008.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, home ventilators, obstructive sleep apnea equipment, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line decreased by 7.6% in the year ended December 31, 2009 compared to the pro forma year ended December 31, 2008. The majority of Medicare reimbursement reductions discussed above impacted the home respiratory therapy services line. Such reductions were $104.0 million for year ended December 31, 2009. Adjusted for the Medicare reimbursement reductions, respiratory therapy revenues for 2009 would have increased by 1.9%. The increase in revenue, excluding the Medicare reimbursement reductions, resulted primarily from increases in oxygen, sleep apnea, and ventilator revenue, partially offset by decreases in respiratory medication revenue and nebulizer revenue.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues decreased by 16.6% in the year ended December 31, 2009 compared to the pro forma year ended December 31, 2008. The decrease was primarily due to the sale of our rehabilitation product line in July 2008. In 2009, $1.9 million of the Medicare reimbursement reductions impacted this service line. Excluding the impact of the Medicare reimbursement reductions, home medical equipment revenues would have decreased 15.6% for the year ended December 31, 2009.

EBIT for the home respiratory and home medical equipment segment in the year ended December 31, 2009 was $50.2 million compared to $111.7 million in the pro forma year ended December 31, 2008. EBIT was 4.3% of segment net revenues in the year ended December 31, 2009 compared to the 8.7% of segment net revenues in the pro forma year ended December 31, 2008. This decrease in EBIT as a percentage of segment net revenues was primarily due to the negative impact of the Medicare reimbursement reductions and a decrease in rental revenue with no corresponding decrease in fixed costs in our home medical equipment service line. These decreases were partially offset by an improvement in gross profit margin as a result of a shift in product mix to a higher volume of products with lower cost as a percentage of segment net revenues in our home respiratory therapy service line; our ability to obtain favorable pricing on the purchase of products and supplies; and the sale of the rehabilitation product line in June 2008.

Home Infusion Therapy Segment. For the home infusion therapy segment total net revenues increased $79.3 million, or 9.4%, to $925.0 million in the year ended December 31, 2009 from $845.7 million in the pro forma year ended December 31, 2008. Revenues for the home infusion therapy segment increased to 44.2% of total revenue in the year ended December 31, 2009 from 39.7% in the pro forma year ended December 31, 2008.

The home infusion therapy segment involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. Home infusion therapy revenues increased by 9.4% in the year ended December 31, 2009. The growth in revenue in the year ended December 31, 2009 resulted primarily from an increase in volume of specialty drugs, core drugs and enteral nutrients. The increase in these drugs was offset by a decrease in revenue due to the termination of a payor contract, and a decrease in volume of non-core revenue. As a result of increasing volume, specialty drug revenue also increased as a percentage of total home infusion therapy revenue. During the year ended December 31, 2009, Medicare reimbursement reductions impacted this service line by $2.8 million. Excluding the impact of Medicare reimbursement reductions, home infusion therapy revenue would have increased by 9.7%.

EBIT for the home infusion therapy segment in the year ended December 31, 2009 was $65.7 million compared to $14.2 million in the pro forma year ended December 31, 2008. EBIT was 7.1% of segment net revenues in the year ended December 31, 2009 compared to 1.7% of segment net revenues in the pro forma year ended December 31, 2008. This increase in EBIT was due to the increase in segment net revenues and the result of favorable product costs on our enteral nutrients and our ability to reduce our selling distribution and administrative costs as a percentage of segment net revenues. This favorability was partially offset by a decrease in gross profit margin, as the result of shift in product mix in our infusion therapy drugs to more specialty drugs, which have a higher product cost as a percentage of segment net revenues.

EBIT

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

The following table provides a reconciliation from net (loss) income to EBIT:

(in thousands)	Year Ended December 31, 2010			Year Ended December 31, 2009
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total

Net loss			$(17,432)			$(3,820)
Interest expense, net (a)			129,836			128,092
Income tax (benefit) expense			(7,912)			(8,438)

EBIT	$(9,866)	$114,358	$104,492	$50,167	$65,667	$115,834

(in thousands)	Period October 29, 2008 to December 31, 2008			Period January 1, 2008 to October 28, 2008
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total

Net (loss) income			$(1,894)			$56,453
Interest expense, net (a)			25,750			30,247
Income tax (benefit) expense			659			34,192

EBIT	$26,255	$(1,740)	$24,515	$102,927	$17,965	$120,892

(in thousands)	Pro Forma Year Ended December 31, 2008
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total

Net (loss) income			$(2,393)
Interest expense, net (a)			130,267
Income tax (benefit) expense			(1,978)

EBIT	$111,708	$14,188	$125,896

(a)

Reflects $130.8 million of interest expense, net of $1.0 million of interest income for 2010. Reflects $129.2 million of interest expense, net of $1.1 million of interest income for 2009. Reflects $26.2 million of interest expense, net of $0.4 million of interest income for the period October 29, 2008 to December 31, 2008. Reflects $31.8 million of interest expense, net of $1.6 million of interest income for the period January 1, 2008 to October 28, 2008. Reflects $132.3 million of interest expense, net of $2.0 million of interest income for the pro forma year ended December 31, 2008.

Impact of Inflation and Changing Prices

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

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow, which is supplemented by our ABL Facility (as defined below), which provides for revolving credit of up to $150.0 million, subject to borrowing base availability. In recent years, we have generated operating cash flows in excess of our operating needs, which has afforded us the ability to pursue acquisitions and fund patient service equipment purchases to support revenue growth. We believe that our operating cash flow, together with our existing cash, cash equivalents, and ABL Facility, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months.

In the year ended December 31, 2010, our free cash flow was $(32.5) million. For the year ended December 31, 2009 our free cash flow was $18.8 million. See discussion below on changes in the components of free cash flow; net cash provided by operations and purchases of patient service equipment and property, equipment and improvements. Free cash flow is a financial measure which is not calculated in accordance with GAAP. Free cash flow is defined as cash provided by operating activities less purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with GAAP. Further, free cash flow may not be comparable to similarly titled measures used by other companies.

A table reconciling free cash flow to net cash provided by operating activities is presented below.

(in thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009	Period October 29, 2008 to December 31, 2008	Period January 1, 2008 to October 28, 2008
Reconciliation — Free Cash Flow:	(Successor)	(Successor)	(Successor)	(Predecessor)

Net (loss) income	$(17,432)	$(3,820)	$(1,894)	$56,453
Non-cash items	224,645	254,371	53,868	259,061
Change in operating assets and liabilities	(122,656)	(81,125)	11,363	(17,577)

Net cash provided by operating activities	84,557	169,426	63,337	297,937
Less: Purchases of patient service equipment and property, equipment and improvements	(117,022)	(150,597)	(26,217)	(157,183)

Free cash flow	$(32,465)	$18,829	$37,120	$140,754

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:
(in thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009	Period October 29, 2008 to December 31, 2008	Period January 1, 2008 to October 28, 2008
	(Successor)	(Successor)	(Successor)	(Predecessor)
Net cash provided by operating activities	$84,557	$169,426	$63,337	$297,937
Net cash used in investing activities	(95,111)	(168,656)	(75,466)	(154,493)
Net cash (used in) provided by financing activities	(38,472)	(10,625)	131,934	(123,682)

Net (decrease) increase in cash and equivalents	(49,026)	(9,855)	119,805	19,762
Cash and equivalents at beginning of period	158,163	168,018	48,213	28,451

Cash and equivalents at end of period	$109,137	$158,163	$168,018	$48,213

The Year Ended December 31, 2010 Results Compared to the Year Ended December 31, 2009

Net cash provided by operating activities in the year ended December 31, 2010 was $84.6 million compared to $169.4 million in the year ended December 31, 2009, a decrease of $84.8 million. The decrease in net cash provided by operating activities resulted from a $13.6 million increase in loss before non-cash items to $17.4 million in 2010 from $3.8 million in 2009, offset by a $41.6 million increase in the cash used related to the change in operating assets and liabilities to a $122.7 million use of cash in 2010 from a $81.1 million use of cash in 2009.

The $41.6 million increase in cash used by the change in operating assets and liabilities consisted primarily of the following:

•

$61.9 million increase in cash used by accounts receivable to a $101.5 million use of cash in the year ended December 31, 2010 from a $39.6 million use of cash in the year ended December 31, 2009. The increase in the use of cash was primarily related to a delay in collections due to the outsourcing of our billing and collection process and the impact of a major payor using an intermediary.

•

$11.7 million increase in cash used by accrued expenses to a $8.9 million use of cash in the year ended December 31, 2010 from a $2.8 million provision of cash in the year ended December 31, 2009. The increase in the use of cash was primarily due to the timing of payments on certain accruals.

Offset by:

•

$13.4 million decrease in cash used by accounts payable to a $0.7 million provision of cash in the year ended December 31, 2010 from a $14.1 million use of cash in the year ended December 31, 2009. The decrease was primarily due to the elimination of book cash overdraft from accounts payable partially offset by the timing of payment on certain invoices.

•

$11.7 million decrease in cash used by prepaid expenses and other assets to a $4.5 million provision of cash in the year ended December 31, 2010 from a $7.2 million use of cash in the year ended December 31, 2009. The decrease was primarily due to the change in prepaid inventory payment terms and an increase in prepaid federal taxes.

Net cash used in investing activities in the year ended December 31, 2010 was $95.1 million, compared to $168.7 million in the year ended December 31, 2009. The primary use of funds in 2010 was $117.0 million to purchase patient service equipment and property, equipment and improvements; $85.2 million related to patient service equipment and $31.8 million related to property, equipment and improvements, primarily due to additions to our information systems software and hardware. Additionally, there were $8.1 million related to purchases of short-term investments. This was partially offset by maturities of $31.8 million of short-term investments during this same period. The primary use of funds in 2009 was $150.6 million to purchase patient service equipment and property, equipment and improvements; $112.2 million related to patient service equipment and $38.4 million related to property, equipment and improvements, primarily due to additions to our information systems hardware/software and leasehold improvements on new facilities. Additionally, $37.6 million related to purchases of short-term investments during the period which was partially offset by maturities of $13.9 million of short-term investments during the same period.

Net cash used in financing activities in the year ended December 31, 2010 was $38.5 million compared to $10.6 million in the year ended December 31, 2009. Net cash used in financing activities in the year ended December 31, 2010 primarily reflected the use of $32.5 million to pay down the book cash overdraft reported in accounts payable and debt issuance costs related to terminated offerings and registration fees of $4.1 million incurred during the period. In 2009, net cash used in financing activities primarily reflected $1,010.0 million for the repayment of our senior secured bridge agreement, $19.0 million for debt issuance costs related to our Series A-1 Notes and Series A-2 Notes, and $6.6 million for repayment of indebtedness under our ABL Facility, offset by the issuance of our series A-1 and series A-2 Notes for $700.0 million and $317.5 million, respectively.

The Year Ended December 31, 2009 Results

Our cash and equivalents were $158.2 million at December 31, 2009. Net cash from operating activities was $169.4 million for the year ended December 31, 2009. Cash provided by operating activities was primarily the result of our net loss for the year ended December 31, 2009 adjusted for non-cash items, principally our provision for doubtful accounts, depreciation and amortization of intangible assets. These amounts were offset by changes in operating assets, primarily decreases in accounts receivable and accounts payable. Net cash used in investing activities was $168.7 million primarily due to $150.6 million of capital expenditures for normal course of business purchases primarily related to patient service and net, short-term investment purchases of $23.7 million. Our net cash used in financing activities were $10.6 million in the year ended December 31, 2009. This was primarily due to incurring debt issuance costs in connection with the sale of the Series A-1 and Series A-2 Notes. As a result of the Merger on October 28, 2008, the Company has concluded that a comparison of the year ended December 31, 2009 to the period October 29, 2008 to December 31, 2008 does not provide a meaningful comparison and has chosen to discuss only the year ended December 31, 2009.

The Period October 29, 2008 to December 31, 2008 Results

Our cash increased to $168.0 million at December 31, 2008 from $48.2 million at October 29, 2008. Net cash from operating activities was $63.3 million for the period October 29, 2008 to December 31, 2008. Net cash used in investing activities was $75.5 million primarily due to $49.3 million of Merger-related costs and capital expenditures of $26.2 million for normal course of business purchases primarily related to patient service equipment. Our net cash provided by financing activities increased by $131.9 million in the period due to Merger related activities. Overall, the net increase in cash was $119.8 million.

Contractual Cash Obligations. The following table summarizes the long-term cash payment obligations to which we are contractually bound. The years presented below represent 12-month periods ending December 31.

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Totals

Series A-1 Notes	$-	$-	$700	$-	$700
Series A-2 Notes	-	-	318	-	318
ABL Facility (1)(2)	-	-	-	-	-
Interest Payments on Series A-1 Notes (3)	79	158	78	-	315
Interest Payments on Series A-2 Notes (4)	39	79	39	-	157
Fees on ABL Facility (2)(5)	2	4	-	-	6
Operating Leases	56	78	22	6	162
Capitalized Leases	1	1	-	-	2
Purchase Obligations (6)	46	81	74	73	274
Unrecognized Tax Benefits (7)	-	-	-	-	-

Total Contractual Cash Obligations	$223	$401	$1,231	$79	$1,934

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

(2)

The actual amounts of interest and fee payments under the ABL Facility will ultimately depend on the amount of debt and letters of credit outstanding and the interest rates in effect during each period. We are also required to pay customary letter of credit fees equal to the applicable margin on LIBOR loans and certain agency fees.

(3)

Represents aggregate interest payments on $700.0 million of the Series A-1 Notes issued in May 2009 that is paid semi-annually in May and November. Interest payments on the Series A-1 Notes will total approximately $78 million annually until the Series A-1 Notes mature on November 1, 2014. The effective interest rate at December 31, 2010 was 11.25%.

(4)

Represents aggregate interest payments on $317.5 million of the Series A-2 Notes issued in August 2009 that is paid semi-annually in May and November. Interest payments on the Series A-2 Notes will total approximately $39 million annually until the Series A-2 Notes mature on November 1, 2014. The effective interest rate at December 31, 2010 was 12.375%.

(5)

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

(6)	The purchase obligations primarily relate to approximately $71.5 million due under an agreement with Intelenet and approximately $189.1 million due under an agreement with Perot Systems.

(7)

Gross unrecognized tax benefits of $21.8 million are included within “Income Taxes Payable and Other Non-current Liabilities” in the total liabilities section of our December 31, 2010 consolidated balance sheet. The entire $21.8 million amount is not reflected in the contractual cash obligations table above since we cannot make a reliable estimate of the period in which cash payments will occur.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $339.4 million as of December 31, 2010 from $292.1 million at December 31, 2009. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the rolling average of total net revenues) were 49 days at December 31, 2010, compared to 43 days at December 31, 2009. The increase in accounts receivable and days sales outstanding is a direct result of the aforementioned delays in cash collections due to the outsourcing of our billing and collections process and the impact of a major payor using an intermediary. In August 2010, based upon a review of key outsourcing initiatives, we determined that certain outsourced billing and collections functions should instead be performed by us and we are currently transitioning such functions back to internal resources.

Accounts aged in excess of 180 days expressed as percentages of total receivables for certain major payor categories, and in total, are as follows:

	December 31, 2010	December 31, 2009
Total	19.3%	18.3%
Medicare	13.5%	18.0%
Medicaid	23.2%	19.5%
Patient Self pay	31.0%	31.3%
Managed care/other	18.8%	16.6%

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $55.2 million and $44.6 million at December 31, 2010 and 2009, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

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

The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the respiratory/home medical equipment branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of our patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 86.6% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Depending on the product type, we perform physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories. Inventory and patient service equipment losses for the year ended December 31, 2010, the year ended December 31, 2009 and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008, were $0.7 million, $0.1 million, $(0.4) million and $0.5 million, respectively.

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

As of December 31, 2010, there were no outstanding borrowings under the ABL Facility, outstanding letters of credit totaled $16.1 million and additional availability under the ABL Facility, subject to the borrowing base, was $133.9 million. As of December 31, 2010, the available borrowing base did not constrain our ability to borrow the entire $133.9 million of available borrowings under our ABL Facility. At December 31, 2010, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA:

(in thousands)	Year Ended December 31, 2010
Net loss	$(17,432)
Interest expense, net(a)	129,836
Income tax benefit	(7,912)
Depreciation and amortization	128,662
Non-cash items(b)	21,639
Costs incurred related to initiatives, executive severance and other(c)	42,092
Other adjustment items(d)	10,429
Projected cost savings and synergies(e)	15,033

Adjusted EBITDA	$322,347

(a)	Reflects $130.8 million of interest expense, net of $1.0 million of interest income for the year ended December 31, 2010.
(b)	Non-cash items are comprised of the following:

(in thousands)	Year Ended December 31, 2010
Profit interest units compensation expense	$4,105
Loss on patient service equipment, disposition of assets and other(i)	17,534

Total non-cash items	$21,639

(i)

Primarily represents non-cash losses related to the title transfer of equipment to Medicare patients at the end of the 13-month maximum rental period under the DRA and other disposals or write-offs of capital equipment. Equipment classified as 13-month rental equipment would include hospital beds, wheelchairs, nebulizers, patient lifts and CPAP devices.

(c)	Costs incurred related to initiatives, executive severance and other are comprised of the following:

(in thousands)	Year Ended December 31, 2010
Salaries and wages, consulting fees and other expenses primarily related to initiatives(i)	35,490
Executive severance and retention(ii)	4,029
Other	2,573

Total costs incurred related to initiatives, executive severance and other	$42,092

(i)

Represents salaries and wages, severance, relocation consulting fees and other expenses for the year ended December 31, 2010, primarily related to six projects: (1) the offshoring and subsequent onshoring of certain of our billing and collections functions; (2) sales force and operations optimization; (3) a new billing and collections system for our home infusion therapy business; (4) centralization of our admissions process for our home infusion therapy business; (5) a telecom cost-saving initiative; and (6) a new payroll processing system.

(ii)	Represents executive severance and retention expense as a result of the Merger for the year ended December 31, 2010.

(d)	Other adjustment items primarily related to the sponsor management fee of $10.4 million for the year ended December 31, 2010.
(e)	Represents projected net cost saving and synergies to be realized in connection with acquisitions and cost saving, restructuring and other similar initiatives.

Treasury Stock. All repurchased shares of common stock were held as treasury shares. All treasury shares were retired as part of the Merger on October 28, 2008.

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

During 2010, we purchased certain assets and businesses for total consideration of $2.4 million.

During 2009, we purchased the accounts receivable and/or active payment lists from certain discount agreement customers.

During 2008, we did not make any acquisitions. However, as discussed above, on October 28, 2008, we were acquired by Sky Acquisition LLC, a company controlled by private investment funds affiliated with the Sponsor.

Off-Balance Sheet Arrangements

We are not a party to off-balance sheet arrangements as defined by the Securities and Exchange Commission. However, from time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain asset purchase agreements, under which we may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (iii) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their relationship with us. In addition, we issued certain letters of credit under our ABL Facility as described under “Liquidity and Capital Resources—Long-Term Debt.”

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

At December 31, 2010, there were no borrowings under our ABL Facility. The credit agreement governing the ABL Facility provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At December 31, 2010, all of our outstanding asset-based debt was tied to the Bank of America prime rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-term Debt.”

During 2008, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt in connection with the Predecessor Revolving Credit Facility. The swap agreement was terminated at September 30, 2008. The agreement, a forward-starting contract with a three-year term, became effective in January 2006, and had a notional amount of $25.0 million that fixed an equivalent amount of our variable rate debt at 4.44%. The impact of the termination was deemed immaterial.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Apria Healthcare Group Inc., a wholly-owned subsidiary of Sky Acquisition LLC

Lake Forest, California

We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. and subsidiaries (the “Company”) as of December 31, 2010 (“Successor”) and December 31, 2009 (“Successor”), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010, December 31, 2009, and for the period from October 29, 2008 through December 31, 2008 for the Successor. We have also audited the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 1, 2008 to October 28, 2008 (“Predecessor”). Our audits also included the financial statement schedule listed in the Index at Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on October 28, 2008, Sky Merger Sub Corporation, a Delaware corporation, a wholly-owned subsidiary of Sky Acquisition LLC, a Delaware limited liability company, merged with and into the Company with the Company continuing as the surviving corporation and wholly-owned subsidiary of Sky Acquisition LLC.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apria Healthcare Group Inc. and subsidiaries as of December 31, 2010 (“Successor”) and December 31, 2009 (“Successor”), and the results of their operations and cash flows for the years ended December 31, 2010, December 31, 2009, and for the period from October 29, 2008 through December 31, 2008 for the Successor, and the results of their operations and cash flows for the period from January 1, 2008 to October 28, 2008 (“Predecessor”), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 25, 2011

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2010	2009
ASSETS	(Successor)	(Successor)
CURRENT ASSETS
Cash and cash equivalents	$109,137	$158,163
Short-term investments	—	23,673
Accounts receivable, less allowance for doubtful accounts of $56,559 and $39,927 at December 31, 2010 and 2009, respectively	282,798	252,133
Inventories	73,894	68,267
Deferred income taxes	58,028	87,016
Deferred expenses	3,061	3,049
Prepaid expenses and other current assets	20,221	24,362

TOTAL CURRENT ASSETS	547,139	616,663
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $144,074 and $97,874 at December 31, 2010 and 2009, respectively	169,878	198,808
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	83,893	80,227
GOODWILL	760,088	759,197
INTANGIBLE ASSETS, NET	578,957	582,259
DEFERRED DEBT ISSUANCE COSTS, NET	53,659	63,110
OTHER ASSETS	7,523	8,783

	$2,201,137	$2,309,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$86,637	$123,856
Accrued payroll and related taxes and benefits	59,073	66,842
Other accrued liabilities	90,447	100,768
Deferred revenue	26,504	27,253
Current portion of long-term debt	1,323	1,690

TOTAL CURRENT LIABILITIES	263,984	320,409
LONG-TERM DEBT, net of current portion	1,018,098	1,019,456
DEFERRED INCOME TAXES	222,743	259,030
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	31,000	31,421

TOTAL LIABILITIES	1,535,825	1,630,316
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value: 1,000 shares authorized; 100 shares issued	—	—
Additional paid-in capital	688,458	684,445
Accumulated deficit	(23,146)	(5,714)

TOTAL STOCKHOLDERS’ EQUITY	665,312	678,731

	$2,201,137	$2,309,047

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009	Period October 29, 2008 to December 31, 2008	Period January 1, 2008 to October 28, 2008
	(Successor)	(Successor)	(Successor)	(Predecessor)
Net revenues:
Fee for service arrangements	$1,921,281	$1,930,464	$328,005	$1,630,767
Capitation	159,437	164,097	28,660	142,522

TOTAL NET REVENUES	2,080,718	2,094,561	356,665	1,773,289

Costs and expenses:
Cost of net revenues:
Product and supply costs	661,145	638,452	105,120	526,610
Patient service equipment depreciation	94,453	101,681	17,539	89,246
Amortization of intangible assets	—	44,000	—	—
Home respiratory therapy services	27,286	34,700	6,270	31,893
Nursing services	37,407	36,345	6,276	29,773
Other	13,212	12,281	2,555	13,815

TOTAL COST OF NET REVENUES	833,503	867,459	137,760	691,337
Provision for doubtful accounts	70,859	57,919	14,329	33,626
Selling, distribution and administrative	1,066,953	1,050,134	179,362	924,536
Amortization of intangible assets	4,812	3,716	1,008	3,461

TOTAL COSTS AND EXPENSES	1,976,127	1,979,228	332,459	1,652,960

OPERATING INCOME	104,591	115,333	24,206	120,329
Interest expense	130,849	129,200	26,167	31,838
Interest income and other	(914)	(1,609)	(726)	(2,154)

(LOSS) INCOME BEFORE TAXES	(25,344)	(12,258)	(1,235)	90,645
Income tax (benefit) expense	(7,912)	(8,438)	659	34,192

NET (LOSS) INCOME	$(17,432)	$(3,820)	$(1,894)	$56,453

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock			Additional Paid-In Capital	Treasury Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income		Total Stockholders Equity
	Shares	Par Value			Shares	Cost

Balance at January 1, 2008	60,845		61	514,848	17,050		(431,651)	428,538		229	512,025

(Predecessor)
Exercise of stock options	73			509							509
Tax expense related to stock options				(7,719)							(7,719)
Tax benefits on share-based compensation				497							497
Compensatory stock options and awards	144			10,626							10,626
Restricted stock retained in treasury upon vesting					62		(1,360)				(1,360)
Unrealized loss on interest rate swap agreements, net of taxes										(229)	(229)
Net income								56,453			56,453

Total comprehensive income								56,453		(229)	56,224

Balance at October 28, 2008	61,062		61	518,761	17,112		(433,011)	484,991		—	570,802

(Successor)
Issuance of common stock				673,334							673,334
Profit interest				1,380							1,380
Net loss								(1,894)			(1,894)

Balance at December 31, 2008	—		$—	$674,714	—		$—	$(1,894)		$—	$672,820

Equity contributions				2,075							2,075
Profit interest				7,656							7,656
Net loss								(3,820)			(3,820)

Balance at December 31, 2009	—		$—	$684,445	—		$—	$(5,714)		$—	$678,731

Cash paid on profit interest units				(92)							(92)
Profit interest				4,105							4,105
Net loss								(17,432)			(17,432)

Balance at December 31, 2010		$		$688,458		$		$(23,146)	$		$665,312

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009	Period October 29, 2008 to December 31, 2008	Period January 1, 2008 to October 28, 2008
	(Successor)	(Successor)	(Successor)	(Predecessor)

OPERATING ACTIVITIES
Net (loss) income	$(17,432)	$(3,820)	$(1,894)	$56,453
Items included in net (loss) income not requiring cash:
Provision for doubtful accounts	70,859	57,919	14,329	33,626
Depreciation	123,850	125,327	22,049	112,759
Amortization of intangible assets	4,812	47,716	1,008	3,461
Amortization of deferred debt issuance costs	10,784	8,023	4,237	9,064
Deferred income taxes	(7,299)	(3,224)	8,016	54,162
Expense on profit interest units	4,105	7,656	1,380	—
Share-based compensation	—	—	—	34,162
Excess tax benefits from shared-based compensation	—	—	—	(497)
Loss on disposition of assets and other	17,534	15,899	2,849	12,324
Other	—	(4,944)	—	—
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(101,524)	(39,599)	(6,995)	(8,926)
Inventories	(5,627)	(9,048)	(10,233)	(1,164)
Prepaid expenses and other assets	4,481	(7,198)	1,169	4,513
Accounts payable, exclusive of book cash overdraft	(711)	(14,077)	14,103	1,133
Accrued payroll and related taxes and benefits	(7,769)	(8,596)	(120)	(13,526)
Income taxes payable	(1,794)	(2,263)	(6,235)	(3,506)
Deferred revenue, net of deferred expenses	(761)	(3,130)	(1,103)	1,834
Accrued expenses	(8,951)	2,785	20,777	2,065

NET CASH PROVIDED BY OPERATING ACTIVITIES	84,557	169,426	63,337	297,937

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(117,022)	(150,597)	(26,217)	(157,183)
Purchases of short-term investments	(8,087)	(37,554)	—	—
Maturities of short-term investments	31,761	13,881	—	—
Merger related costs	—	—	(49,269)	—
Proceeds from disposition of assets	638	6,893	20	5,295
Cash paid for acquisitions	(2,401)	(1,279)	—	(2,605)

NET CASH USED IN INVESTING ACTIVITIES	(95,111)	(168,656)	(75,466)	(154,493)

FINANCING ACTIVITIES
Proceeds from Predecessor Revolving Credit Facility	—	—	—	18,300
Payments on Predecessor Revolving Credit Facility	—	—	(304,000)	(138,300)
Proceeds from Senior Secured Bridge Credit Agreement	—	—	1,010,000	250,000
Payments on Senior Secured Bridge Credit Agreement	—	(1,010,000)	—	—
Payments on Interim Facility	—	—	(249,772)	(228)
Redemption of convertible senior notes	—	—	(151)	(249,772)
Proceeds from ABL Facility	—	630	36,000	—
Payments on ABL Facility	—	(6,630)	(30,000)	—
Payments on other long-term debt	(1,725)	(2,856)	(5,245)	(3,159)
Proceeds from issuance of Series A-1 Notes	—	700,000	—	—
Proceeds from issuance of Series A-2 Notes	—	317,500	—	—
Change in book cash overdraft included in accounts payable	(32,533)	7,902	(850)	7,771
Debt issuance costs related to the Interim Facility	—	—	(45,661)	(9,204)
Debt issuance costs related to Series A-1 and Series A-2 Notes	(4,122)	(19,039)	—	—
Debt issuance costs related to the ABL Facility	—	(207)	(5,250)	—
Equity contribution	—	2,075	673,334	—
Repurchases of common stock	—	—	(922,935)	—
Change in control payment for options and awards	—	—	(23,536)	—
Excess tax benefits from share-based compensation	—	—	—	497
Issuances of common stock	—	—	—	413
Cash paid on profit interest units	(92)	—	—	—

(in thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009	Period October 29, 2008 to December 31, 2008	Period January 1, 2008 to October 28, 2008
	(Successor)	(Successor)	(Successor)	(Predecessor)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(38,472)	(10,625)	131,934	(123,682)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,026)	(9,855)	119,805	19,762
Cash and cash equivalents at beginning of period	158,163	168,018	48,213	28,451

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,137	$158,163	$168,018	$48,213

SUPPLEMENTAL DISCLOSURES — See Note 7 — Long-term Debt and Note 9 — Income Taxes for cash paid for interest and income taxes, respectively.

NON-CASH TRANSACTIONS — See Statements of Stockholders’ Equity, Note 5 — Business Combinations and Note 10 — Leases for tax benefit from stock option exercises, non-cash treasury stock transactions, liabilities assumed in acquisitions and purchase of property and equipment under capital leases, respectively.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective year. Such amounts are then included in the following year’s purchases. Unpaid purchases were $7.6 million, $11.0 million and $17.3 million at December 31, 2010, 2009 and 2008, respectively.

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

On October 28, 2008, the Company completed a merger (the “Merger”) with Sky Merger Sub Corporation (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Sky Acquisition LLC, a Delaware limited liability company (“Sky LLC”), with the Company being the surviving corporation following the Merger. Sky LLC is controlled by private investment funds affiliated with The Blackstone Group (“Blackstone” or “Sponsor”). Pursuant to the terms of the Merger Agreement, holders of our common stock received $21.00 in cash for each share of common stock that they owned immediately prior to the effective time of the Merger. As a result of the Merger, our common stock was delisted from the New York Stock Exchange and we ceased to be a publicly held corporation. (See Note 2—The Merger.)

The historical financial results for the periods prior to the completion of the Merger on October 28, 2008 relate to our accounting predecessor (the “Predecessor”). The period subsequent to the completion of the Merger relates to our accounting successor (“the Successor”). The terms “us,” “we,” “our,” “Apria,” and the “Company” as used in these consolidated financial statements refer to the Successor and its subsidiaries subsequent to the Merger on October 28, 2008 and the Predecessor and its subsidiaries prior to that date. The consolidated financial statements for all predecessor periods have been prepared using the historical basis of accounting for the Company. As a result of the Merger and the associated purchase accounting, our consolidated financial statements for periods subsequent to the Merger are not comparable to periods preceding the Merger.

Company Background: Apria operates in the home healthcare segment of the healthcare industry, providing a variety of high-quality clinical patient care management programs, related products and supplies as prescribed by a physician and/or authorized by a case manager as part of a care plan. Essentially all products and services offered by the Company are provided through the Company’s network of approximately 500 locations, which are located throughout the United States. We provide services and products in two operating segments and within these two operating segments there are three core service lines: home respiratory therapy, home medical equipment and home infusion therapy. Both segments provide products and services in the home setting to patients and are primarily paid for by a third-party payor, such as Medicare, Medicaid, managed care or other third-party insurer. Sales for both segments are primarily derived from referral sources such as hospital discharge planners, medical groups or independent physicians.

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee for service/product arrangements for equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and under capitation arrangements with third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 8% of total net revenues for each of the years ended December 31, 2010 and December 31, 2009 and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. For the years

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ended December 31, 2010 and December 31, 2009, and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008, revenues reimbursed under arrangements with Medicare and Medicaid were approximately 30%, 28%, 31% and 32%, respectively, as a percentage of total net revenues. In the years ended December 31, 2010 and December 31, 2009 and the periods January 1, 2008 to October 28, 2008 and October 29, 2008 to December 31, 2008, no other third-party payor group represented more than 8% of the Company’s revenues.

Rental and sale revenues in the fee for service/product arrangement revenue line item were:

	Year Ended December 31,				Period October 29, 2008 to December 31, 2008		Period January 1, 2008 October 28, 2008
(dollars in millions)	2010		2009		(Successor)		(Predecessor)
	(Successor)		(Successor)
Rental	$610.3	31.8%	$654.6	33.9%	$125.7	38.3%	$622.4	38.2%
Sale	1,311.0	68.2	1,275.9	66.1	202.3	61.7	1,008.3	61.8

Total fee for service net revenue	$1,921.3	100.0%	$1,930.5	100.0%	$328.0	100.0%	$1,630.7	100.0%

In the Company’s business, there are multiple services and products delivered to patients. These arrangements involve equipment that is rented and related supplies that may be sold that cannot be returned. In arrangements with multiple deliverables, revenue is recognized when each deliverable is provided to the patient. For example, revenues from equipment rental supplies sales are recognized upon of delivery of the products, as the supplies sold are considered a separate unit of accounting.

Cash and Cash Equivalents: Cash is maintained with various financial institutions. These financial institutions are located throughout the United States and the Company’s cash management practices limit exposure to any one institution. Book cash overdrafts, which are reported as a component of accounts payable, were $0 million and $32.5 million at December 31, 2010 and 2009, respectively. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

Short-Term Investments: Certificates of deposit with maturities greater than three months from our purchase date are classified as short-term investments. As of December 31, 2010, the carrying value of the Company’s short-term investments approximated fair value and such investments did not individually exceed the $0.25 million FDIC insurance.

Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $55.2 million and $44.6 million at December 31, 2010 and 2009, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectibility.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. In connection with the Merger, we evaluated our information technology strategy and concluded it was no longer advisable to implement a new enterprise-wide information system. As a result of this change in strategy, we wrote off approximately $65.0 million of capitalized information systems assets as part of our purchase accounting adjustments that were made in connection with the Merger. Additions to capitalized internally developed software totaled $10.8 million for the year ended December 31, 2010 and $9.5 million for the year ended December 31, 2009.

Goodwill and long-lived assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

Goodwill and indefinite-lived intangible assets are not amortized but instead tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. Management has determined that our two operating segments are reporting units. As such, the Company has two reporting units: home respiratory therapy/home medical equipment and home infusion therapy. The Company performs the annual test for impairment as of the first day of its fourth quarter and determines fair value based on a combination of the income approach and the market approach. The income approach is based on discounted cash flows. The market approach uses a selection of comparable companies in determining market value. During the annual goodwill impairment test in 2010, the Company completed step one and determined that there was no impairment of goodwill since the fair value of the reporting units exceeded the carrying value. Our annual indefinite-lived intangible assets impairment test in 2010 also resulted in no impairment as the fair value of the assets exceeded the carrying value.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Deferred Debt Issuance Costs: Capitalized debt issuance costs include those associated with the Company’s Series A-1 Notes, Series A-2 Notes and Asset Based Revolving Credit Facility (“ABL Facility”). Such costs are classified as non-current assets. Costs relating to the ABL Facility are being amortized through the maturity date of October 2013. Costs relating to the Series A-1 Notes and Series A-2 Notes are amortized from the issuance date through October 2014. See Note 7 — Long-term Debt.

Fair Value of Financial Instruments: The carrying value of debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair values of cash and cash equivalents, short-term investments and the Series A-1 Notes and Series A-2 Notes are determined based upon “Level 1” inputs, consisting of quoted prices in active markets for identical items. The fair value of the Series A-1 Notes and Series A-2 Notes is $771.8 million and $352.4 million at December 31, 2010. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value due to their short maturity.

Product and Supply Costs: Product and supply costs presented within cost of total net revenues are comprised primarily of the cost of supplies and equipment provided to patients, infusion drug costs and enteral product costs.

Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of total net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $32.5 million, $23.5 million, $3.9 million and $18.0 million in the years ended December 31, 2010 and December 31, 2009, and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008, respectively.

Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $161.3 million, $159.4 million, $27.8 million and $158.2 million in the years ended December 31, 2010 and December 31, 2009, and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within selling and administrative expenses and may not be comparable to other companies.

Self-Insurance: Coverage for certain employee medical claims and benefits, as well as workers’ compensation, vehicle liability, and professional and general liability are self-insured. Accruals for medical claims at December 31, 2010 and 2009 were $6.5 million and $7.0 million, respectively. Amounts accrued for costs of the other liability coverages totaled $32.2 million and $27.8 million at December 31, 2010 and 2009, respectively. All such amounts are classified in other accrued liabilities.

Advertising: Advertising costs are expensed as incurred. Such expenses are included in selling, distribution and administrative expenses and amounted to $1.5 million, $2.9 million, $0.7 million and $2.7 million for the years ended December 31, 2010 and December 31, 2009, and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008, respectively.

Income Taxes: Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining the necessity and amount of a valuation allowance, management considers all available evidence, such

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

as the Company’s current and past performance, the market environment in which the Company operates, tax planning strategies and the length of tax benefit carryforward periods.

Derivative Instruments and Hedging Activities: From time to time we use derivative financial instruments to limit exposure to interest rate fluctuations on the Company’s variable rate long-term debt. Unrealized gains and losses on the fair value of the swap agreements were reflected, net of taxes, in operating income, as the transactions no longer qualify for hedge accounting treatment. Exposure to credit loss under the swap agreement is limited to the interest rate spread in the event of counterparty nonperformance. At December 31, 2010 and 2009, we did not have any swap agreements in effect.

Share-Based Compensation/Profit Interest Units: We measure and recognize compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated financial statements. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize share-based compensation expense on a straight-line basis over the requisite service period. Prior to the Merger, we estimated fair value of our share-based payment awards using the Black-Scholes valuation model. Subsequent to the Merger, the estimate of fair value of share-based awards on the date of grant is determined through the allocation of all outstanding securities to a business enterprise valuation. The enterprise valuation is based upon a combination of the income approach and the market approach. The income approach is based on discounted cash flows. The market approach uses a selection of comparable companies in determining value. This determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. Changes in the subjective assumptions can materially affect the estimate of their fair value.

NOTE 2 — THE MERGER

On June 18, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sky LLC and Merger Sub. Sky LLC is controlled by private investment funds affiliated with Blackstone.

Pursuant to the terms of the Merger Agreement, on October 28, 2008, Merger Sub merged with and into the Company with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Sky LLC. The total purchase price of the Merger was $1,713.3 million, inclusive of retired debt and associated transaction costs. As a result of the Merger, Apria’s common stock, par value $0.001 per share, was delisted from the New York Stock Exchange and the Company ceased to be publicly traded. At the effective time of the Merger, each share of Apria’s common stock then outstanding was converted into the right to receive $21.00 in cash.

In order to finance the Merger, debt repayment and other transaction expenses, we incurred new indebtedness totaling approximately $1,040.0 million (see Note 7 — Long-term Debt). This new debt, together with approximately $673.3 million of equity invested by affiliates of Blackstone, was used to fund the acquisition of our previously outstanding common stock, pay transaction costs, establish certain cash reserves and finance the retirement of debt.

Allocation of Purchase Price

The total purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to, quoted market prices, expected future cash flows, current replacement costs, market rate assumptions and appropriate discount and growth rates.

Under the purchase method of accounting, the assets and liabilities of our Predecessor were recorded at their respective fair values as of the date of the acquisition. In September 2009, we finalized the valuation of the intangible assets related to the Merger, resulting in adjustments to the value of our capitated relationships, patient backlogs, trade names and goodwill. The adjustments to our capitated relationships and patient backlogs also resulted in additional amortization expense. If we had finalized the valuation of the intangible assets as of the date of the Merger, $11.9 million of the amortization expense recorded during the three months ended September 30, 2009 would have been recorded in 2008. The following table summarizes the fair values of the assets acquired and liabilities assumed.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)	Fair Value
Current assets, including $158.2 in cash and cash equivalents	$567.5
Property and equipment	268.8
Amortizable intangible assets	98.6
Non-amortizable intangible assets	532.0
Goodwill	759.2
Other assets	71.3
Current liabilities	(304.9)
Long-term debt	(7.2)
Deferred income taxes	(230.5)
Other non-current liabilities	(41.5)

$1,713.3

We do not expect any of the goodwill resulting from this transaction to be tax deductible. Goodwill and trade names are considered to have an indefinite life and are not amortized, but rather are reviewed annually for impairment or more frequently if indicators of impairment exist.

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

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”) which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the consolidated financial statements.

NOTE 4 — PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following:

(in thousands)	December 31,
	2010	2009
Leasehold improvements	$39,621	$34,720
Equipment and furnishings	22,487	20,471
Information systems — hardware	36,948	31,285
Information systems — software	40,110	24,796

	139,166	111,272
Less accumulated depreciation	(55,273)	(31,045)

	$83,893	$80,227

Depreciation expense for property, equipment and improvements was $29.4 million, $23.7 million, $4.9 million and $23.5 million for the years ended December 31, 2010 and December 31, 2009, and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008, respectively.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 — BUSINESS COMBINATIONS AND ASSET PURCHASES

During 2010, the Company purchased certain assets and businesses for total consideration of $2.4 million. During 2009, the Company purchased the accounts receivable and/or active patient lists from certain discount agreement customers. During 2008, we did not make any acquisitions. However, as discussed above, on October 28, 2008, we were acquired by Sky Acquisition LLC, a company controlled by private investment funds affiliated with The Blackstone Group. See Note 2—The Merger.

In connection with the Merger, we recorded amounts in 2008 related to intangible assets based upon a preliminary valuation. During 2009, we completed the valuation of the intangible assets related to the Merger, resulting in adjustments to the value of our capitated relationships, patient backlogs, trade names and goodwill. If we had finalized the valuation of the intangible assets as of the date of the Merger, $11.9 million of the amortization expense recorded during the three months ended September 30, 2009 would have been recorded in 2008.

Changes in goodwill related to the Merger during 2009 were as follows:

(in thousands)
Balance at December 31, 2008	$895,069
Additions:
Tax adjustments relating to establishing deferred tax liabilities for intercompany payables for subsidiaries	15,123
Professional fees related to the Merger	1,912
Change in estimated value of favorable leasehold interests	1,790
Executive severance	1,200
Other	582
Reductions:
Adjustments resulting from completion of intangible asset valuations net of related tax adjustments	(145,846)
Tax adjustments relating to Merger costs	(3,772)
Change in estimated value of deferred debt issuance costs	(6,180)
Tax benefit from true-up of pre-acquisition tax returns	(681)

Balance at December 31, 2009	$759,197

None of the amounts recorded as goodwill in connection with the Merger are expected to be deductible for tax purposes.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill by segment are as follows:

(in thousands)	Home Infusion Therapy	Home Respiratory Therapy and Home Medical Equipment	Total

Balance, December 31, 2008	303,965	591,104	895,069
Purchase accounting adjustments related to the Merger	(46,142)	(89,730)	(135,872)

Balance, December 31, 2009	257,823	501,374	759,197

Acquisitions	—	891	891

Balance, December 31, 2010	$257,823	$502,265	$760,088

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangible assets consist of the following:

(dollars in thousands)	December 31, 2010				December 31, 2009
	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Patient backlog	—	$—	$—	$—	$44,000	$(44,000)	$—
Capitated relationships	20.0	40,000	(4,333)	35,667	40,000	(2,333)	37,667
Payor relationships	20.0	11,000	(1,192)	9,808	11,000	(642)	10,358
Net favorable leasehold interest	3.5	3,553	(2,325)	1,228	3,553	(1,319)	2,234
Customer list	1.2	710	(456)	254	—	—	—

Subtotal		55,263	(8,306)	46,957	98,553	(48,294)	50,259
Intangible assets not subject to amortization:
Trade names	—	525,000	—	525,000	525,000	—	525,000
Accreditations with commissions	—	7,000	—	7,000	7,000	—	7,000

Subtotal	—	532,000	—	532,000	532,000	—	532,000

Total		$587,263	$(8,306)	$578,957	$630,553	$(48,294)	$582,259

Amortization expense was $4.8 million, $47.7 million, $1.0 million and $3.5 million for the years ended December 31, 2010 and December 31, 2009, and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008, respectively. Estimated amortization expense for each of the fiscal years ending December 31, is presented below:

Year Ending December 31,	(in thousands)

2011	$4,039
2012	2,890
2013	2,550
2014	2,550
2015	2,550

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	December 31,
	2010	2009

Senior Secured Bridge Credit Agreement	$—	$—
Series A-1 Notes	700,000	700,000
Series A-2 Notes	317,500	317,500
Notes payable relating to ABL Facility	—	—
Convertible senior notes	—	77
Capital lease obligations (see Note 10)	1,921	3,569
Other

	1,019,421	1,021,146
Less: current maturities	(1,323)	(1,690)

	$1,018,098	$1,019,456

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

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Series A-1 Notes and Series A-2 Notes will mature on November 1, 2014. On and after November 1, 2011, we may redeem the Series A-1 Notes and Series A-2 Notes, in whole or in part, at the redemption prices described below:

Series A-1 Notes
Percentage

November 1, 2011	105.625%
November 1, 2012	102.813%
November 1, 2013 and thereafter	100.000%

Series A-2 Notes
Percentage

November 1, 2011	106.188%
November 1, 2012	103.094%
November 1, 2013 and thereafter	100.000%

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

As of December 31, 2010 there were no borrowings on the ABL Facility, outstanding letters of credit totaled $16.1 million and additional availability under the ABL Facility subject to the borrowing base was $133.9 million. As of December 31, 2010, the available borrowing base did not constrain our ability to borrow the entire $133.9 million of available borrowings under our ABL Facility. At December 31, 2010, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interim Facility. On June 18, 2008, we entered into the Interim Facility pursuant to the credit agreement with Banc of America Bridge LLC, Barclays Capital, the investment banking division of Barclays Bank PLC, Wachovia Capital Markets, LLC and the lenders named therein. On September 2, 2008, proceeds of the Interim Facility were used to fund repurchases of our 3 3/8% Convertible Senior Notes due 2033 (the “convertible senior notes”) as described below. The loans under the Interim Facility bore interest at a rate of eleven per cent (11%) per year with a maturity date of March 1, 2009. In addition, we paid usual and customary bank fees in connection with entering into the Interim Facility. The credit agreement governing the Interim Facility included restrictions on additional indebtedness, business operations, liens, transfers and sales of assets, and transactions with affiliates. The credit agreement governing the Interim Facility also contained customary events of default which would permit the lenders to accelerate payments under the Interim Facility if not cured within applicable grace periods, including the failure to make timely payments under the Interim Facility and the failure to follow certain covenants. All borrowings under the Interim Facility were paid off on October 28, 2008 using a portion of the proceeds from the Merger financings.

Convertible Senior Notes. In August 2003, we issued 3.375% Convertible Senior Notes due 2033 in the aggregate principal amount of $250.0 million under an indenture between us and U.S. Bank National Association in a private placement. Holders of our convertible senior notes had the right to require us to redeem on September 1, 2008 some or all of their notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest. The holders of substantially all of the convertible senior notes exercised this right. On September 2, 2008, proceeds of the Interim Facility were used to fund repurchases of $249.8 million of our convertible senior notes. In addition, holders of the remaining $0.2 million of the convertible senior notes had the right, as a result of the change of control resulting from the Merger, to cause us to repurchase the convertible senior notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest. Pursuant to this right, holders of $0.2 million of convertible senior notes exercised their option in December 2008. The outstanding balance of $0.1 million was paid on August 18, 2010. There were no convertible senior notes outstanding as of December 31, 2010.

Predecessor Revolving Credit Facility. On November 23, 2004, we entered into a senior secured revolving credit facility (“Predecessor Revolving Credit Facility”) with Bank of America and a syndicate of lenders that was amended effective June 23, 2006. The amendment extended the maturity date from November 23, 2009 to June 23, 2011 and lowered the applicable interest rate margins and commitment fees. The credit agreement was structured as a $500.0 million revolving credit facility. In connection with the Merger on October 28, 2008, we repaid all outstanding indebtedness under our Predecessor Revolving Credit Facility.

As market conditions warrant, we and our major equity holders, including the Sponsor and its affiliates, may from time to time, depending upon market conditions, seek to repurchase our debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

Maturities of long-term debt are as follows:

Year Ending December 31,	(in thousands)

2011	$1,323
2012	343
2013	240
2014	1,017,515
2015	—
Thereafter	—

$1,019,421

Total interest paid on debt in the years ended December 31, 2010 and December 31, 2009, and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008 amounted to $119.6 million, $122.7 million, $3.2 million and $23.4 million, respectively. Amounts accrued for interest totaled $19.8 million and $19.8 million at December 31, 2010 and 2009, respectively. All such amounts are classified in other accrued liabilities.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 — PROFIT INTEREST UNITS, SHARE-BASED COMPENSATION AND STOCKHOLDERS’ EQUITY

Profit Interest Units: In November and December of 2008, BP Healthcare Holdings LLC (“BP Holdings”) and Sky LLC, parent entities of the Company affiliated with the Sponsor, granted equity units to the Company’s Chief Executive Officer and the Company’s Chief Financial Officer for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. In addition, in 2009 and 2010, Sky LLC (and following our reorganization in March 2010, Apria Holdings LLC) granted equity units to certain management employees for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. Profit interest units are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the employee’s requisite service period. These equity awards were issued in exchange for services to be performed.

BP Holdings granted the Company’s Chief Executive Officer 38,697,318 Class B units, all of which are subject to vesting terms based on either (i) continued service to BP Holdings or its subsidiaries and/or (ii) performance/market conditions.

•

Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 80% of the total Class B units. These units vest over four years starting on October 28, 2008 based on continued service, but will become fully vested on an accelerated basis either (x) upon a change in control while the Company’s Chief Executive Officer continues to provide services to BP Holdings or its subsidiaries or (y) if affiliates of the Sponsor receive cash proceeds in respect to 50% of their units in BP Holdings equal to at least 200% of their aggregate capital contributions in respect of such units while the Company’s Chief Executive Officer continues to provide services to BP Holdings or its subsidiaries. In addition, if the Company’s Chief Executive Officer’s services are terminated (a) by the Company without “cause” or (b) by the Chief Executive Officer as a result of “constructive termination,” an additional number of these time-vesting Class B units will vest equal to the number that would have vested over the 24-month period following the applicable termination date. Any of these time-vested Class B units that are unvested on termination of the executive’s services will be forfeited.

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

Assumptions used were as follows:

Expected Asset Volatility (1)	23.0%
Risk Free Interest Rate (2)	2.24%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the constant maturity treasury rate (“CMT Rate”) as of the valuation date with the maturity matching the contractual life.
(3)	The expected life is based on management’s estimate.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes activity for profit interest units for the period October 28, 2008 to December 31, 2010:

	Class B Units	Weighted Average Grant Date Fair Value
Balance at October 29, 2008	—	$—
Granted November 24, 2008	38,697,318	0.36

Balance at December 31, 2008	38,697,318
Granted	—
Exercised	—
Forfeited	—

Balance at December 31, 2009	38,697,318
Granted	—
Exercised	—
Forfeited	—

Balance at December 31, 2010	38,697,318

Vested units at December 31, 2010	15,478,927

The grant date fair value of the B units was $13.9 million. There is no stated contractual life for the B units.

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

•

Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 66 2/3% of the total Class B units. These units vest over 57 months starting on October 28, 2008 based on continued service, but will become fully vested on an accelerated basis upon a change in control while the Company’s Chief Financial Officer continues to provide services to Sky LLC or its subsidiaries. Any of these time-vested Class B units that are unvested on termination of the executive’s services will be forfeited.

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

Assumptions used were as follows:

Expected Asset Volatility (1)	23.0%
Risk Free Interest Rate (2)	1.35%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the contractual life.
(3)	The expected life is based on management’s estimates.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes activity for profit interest units for the period October 28, 2008 to December 31, 2010:

	Class A-2 Units	Weighted Average Grant Date Fair Value	Class B Units	Weighted Average Grant Date Fair Value	Class C Units	Weighted Average Grant Date Fair Value
Balance at October 29, 2008	—	$—	—	$—	—	$—
Granted December 19, 2008	500,000	0.75	6,675,287	0.35	2,225,096	0.15

Balance at December 31, 2008	500,000		6,675,287		2,225,096
Granted	—		—		—
Exercised	—		—		—
Forfeited	—		—		—

Balance at December 31, 2009	500,000		6,675,287		2,225,096
Exercised	—		—		—
Forfeited	—		—		—

Balance at December 31, 2010	500,000		6,675,287		2,225,096

Vested units at December 31, 2010			2,002,386

The grant date fair value of the 500,000 A-2 units is $0.4 million, the grant date fair value of the B units is $2.3 million and the grant date fair value of the C units is $0.3 million. There are no stated contractual lives for the A-2, B or C units.

Sky LLC (and following our reorganization in March 2010, Apria Holdings LLC) granted certain management employees 42,926,504 Class B units and 14,792,550 Class C units, all of which are subject to vesting terms based on either (i) continued service to Sky LLC or its subsidiaries or (ii) performance/market conditions.

•

Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 66 2/3% of the total Class B units. These units vest over five years starting on the later of (x) October 28, 2008 and (y) the date the employee commenced employment based on continued service, but will become fully vested on an accelerated basis upon a change in control while the employee continues to provide services to Sky LLC or its subsidiaries. Any of these time-vested Class B units that are unvested on termination of the employee’s services will be forfeited.

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

Assumptions used were as follows for the 2009 grants:

Expected Asset Volatility (1)	25.0%
Risk Free Interest Rate (2)	1.96%
Expected Life (3)	5.0 years

Assumptions used were as follows for the 2010 grants:

Expected Asset Volatility (1)	25.0%
Risk Free Interest Rate (2)	2.39%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the contractual life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2008 to December 31, 2010:

	Class A-2 Units	Weighted Average Grant Date Fair Value	Class B Units	Weighted Average Grant Date Fair Value	Class C Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2008	—	$—	—	$—	—	$—

Granted	2,075,000	0.59	38,542,529	0.28	12,847,509	0.13
Forfeited	—		(1,262,500)		(420,833)
Exercised	—		—		—

Balance at December 31, 2009	2,075,000		37,280,029		12,426,676

Granted	—		4,383,975	$0.44	1,945,041	$0.33
Forfeited	—		(6,322,173)		(1,736,542)

Balance at December 31, 2010	2,075,000		35,341,831		12,635,175

Vested units at December 31, 2010	—		7,762,229		—

The grant date fair value of the A-2 units is $1.2 million, the grant date fair value of the outstanding B units is $10.3 million and the grant date fair value of the outstanding C units is $2.0 million. There are no stated contractual lives for the A-2, B or C units.

Pursuant to a reorganization we conducted in March 2010, units of Sky LLC were converted or exchanged into units of Apria Holdings LLC, its parent entity.

Expense recorded related to profit interest units was $4.1 million, $7.7 million and $1.4 million in the years ended December 31, 2010 and 2009 and the period October 29, 2008 to December 31, 2008, respectively. As of December 31, 2010, total unrecognized profit interest compensation cost related to unvested profit interest units was $4.6 million, which is expected to be expensed over a weighted average period of 3.2 years.

Share-based Compensation: In connection with the Merger on October 28, 2008, all of our then existing share-based awards became fully vested. Each share of common stock was converted into the right to receive $21.00 in cash. The Predecessor recognized approximately $22.3 million of additional compensation expense due to the vesting and payout of all stock-based awards. In total, the Company paid cash of approximately $23.5 million to settle all of the Predecessor’s stock-based awards outstanding at October 28, 2008.

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

For the period January 1, 2008 to October 28, 2008, share-based compensation expense was $34.7 million, of which $3.6 million was related to awards issued prior to the adoption of ASC 718 Compensation – Stock Compensation. All such compensation is reflected in the accompanying condensed consolidated income statement within the selling, distribution and administrative expense line item. The related awards were granted to administrative personnel or members of the Board of Directors and therefore no portion of the share-based compensation has been classified within cost of total net revenues.

For the period January 1, 2008 to October 28, 2008, cash received from the exercise of options totaled $0.4 million. Income tax expense related to stock-based compensation arrangements amounted to $7.2 million.

Estimates of the fair value of stock options are determined using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the expected annual dividend yield. Management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted in 2008. Estimates

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The key input assumptions that were utilized in the valuation of the stock options granted are summarized in the table below.

Period January 1, 2008 to October 28, 2008
Expected option term in years (1)	6.2
Expected volatility (2)	37.3%
Risk-free interest rate (3)	3.1%
Expected annual dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	Expected volatility represents a combination of historical stock price volatility and implied volatility from publicly-traded options on Apria’s common stock.

(3)

The risk-free interest rate is based on the implied yield on a U.S. Treasury zero coupon issue with a remaining term equal to the expected term of the option. As a result of the Merger, profit interest units were granted to certain members of management as a new form of incentive compensation.

2003 Performance Incentive Plan: In July 2003, stockholders approved the 2003 Performance Incentive Plan (“2003 Plan”), which permitted the grant of stock options, stock appreciation rights (“SARs”), stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, or similar rights to purchase or acquire shares, and cash awards. The 2003 Plan was terminated at the Merger date in October 2008.

Stock Options: The 2003 Plan provided for the granting of stock options to employees and non-employee directors. Such grants to employees included non-qualified and incentive stock options. The exercise price of an option was established at the fair market value of a share of common stock on the date of grant. Vesting of stock options was time-based, generally over a three-year period. All stock options were terminated at the Merger date in October 2008.

The following table summarizes the activity for stock options for the period January 1, 2008 to October 28, 2008:

	Options	Weighted Average Exercise Price

Outstanding at December 31, 2007	3,733,383	$26.60
Granted	15,000	21.02
Exercised	(273,249)	15.50
Forfeited	(3,475,134)	27.44

Outstanding at October 28, 2008	—	—

The weighted-average fair value of stock options granted during the period ended January 1, 2008 to October 28, 2008 was $6.55. The total intrinsic value of options exercised was $1.2 million for the period January 1, 2008 to October 28, 2008.

Restricted Stock Purchase Rights: In 2003 and 2004, restricted stock purchase rights were granted under the 2003 Plan to certain members of executive management. The awards represented the right to purchase a certain number of shares of common stock at a future date at a specified exercise price. The exercise price was established at 25% of the fair market value of a share of common stock on the date of grant. Such awards generally required that certain performance conditions and service conditions be met before the awards would vest. All restricted stock purchase rights were terminated at the Merger date in October 2008.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity for restricted stock purchase rights for the period January 1, 2008 to October 28, 2008:

	Restricted Stock Purchase Rights	Weighted Average Exercise Price
Outstanding at December 31, 2007	277,000	$6.82
Granted	—	—
Exercised	(277,000)	6.82
Forfeited	—	—

Outstanding at October 28, 2008	—	—

The total intrinsic value of restricted stock purchase rights exercised was $3.9 million for the period ended January 1, 2008 to October 28, 2008. No such awards were granted during the period.

Stock Appreciation Rights: On February 29, 2008, Apria granted stock appreciation rights to certain members of executive management under the 2003 Performance Incentive Plan. The awards represented the right to receive a payment in stock, equal to the excess of the fair market value of a specified number of shares of Apria common stock on the date the stock appreciation right was exercised over the fair market value of a share of Apria common stock on the date the stock appreciation right was granted (the “base price”). Generally, the base price would not be less than the per share fair market value on the date of grant. Vesting of stock appreciation rights was time-based over a four-year period. All stock appreciation rights were terminated at the Merger date in October 2008.

The following table summarizes the activity for stock appreciation rights for the period January 1, 2008 to October 28, 2008:

	Stock Appreciation Rights	Weighted-Average Exercise Price

Outstanding at January 1, 2008	—	$—
Granted	773,850	20.51
Exercised	(305,960)	18.67
Forfeited	(467,890)	21.71

Outstanding at October 28, 2008	—	—

The weighted-average fair value of stock appreciation rights granted during the period January 1, 2008 to October 28, 2008 was $8.59. There were no stock appreciation rights granted in the prior period. The total intrinsic value of stock appreciation rights exercised was $0.7 million for the period January 1, 2008 to October 28, 2008.

Restricted Stock Awards and Units: The 2003 Plan provided for the granting of restricted stock and restricted stock units to its non-employee directors and employees. Such awards generally required that certain performance conditions and service conditions be met before the awards would vest. All restricted stock awards and units were terminated at the Merger date in October 2008.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity for restricted stock awards and units for the period January 1, 2008 to October 28, 2008:

	Shares or Share Units	Weighted-Average Grant-Date Fair Value

Nonvested restricted stock awards and units at January 1, 2008	640,871	$29.73
Granted	423,890	21.35
Vested and released	(1,045,070)	26.41
Forfeited	(19,691)	25.69

Nonvested restricted stock awards and units at October 28, 2008	—

The total intrinsic value of restricted stock awards or units released was $22.0 million for the period January 1, 2008 to October 28, 2008.

The following activity occurred under the 2003 Plan:

(in thousands)	Period January 1, 2008 to October 28, 2008
Total fair value of stock awards vested	$21,999

Treasury Stock: All repurchased shares of common stock were held as treasury shares. All treasury shares were retired as part of the Merger on October 28, 2008.

NOTE 9 — INCOME TAXES

Income tax (benefit) expense consists of the following:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period October 29, 2008 to December 31, 2008	Period January 1, 2008 to October 28, 2008

(in thousands )	(Successor)	(Successor)	(Successor)	(Predecessor)

Current
Federal	$158	$(5,912)	$(7,826)	$(9,561)
State	1,209	168	180	2,468

	1,367	(5,744)	(7,646)	(7,093)

Deferred
Federal	(8,133)	(1,575)	8,318	39,682
State	(1,146)	(1,119)	(13)	1,603

	(9,279)	(2,694)	8,305	41,285

	$(7,912)	$(8,438)	$659	$34,192

The current income tax benefit for the years ended December 31, 2010 and December 31, 2009 include a net tax expense of $0.5 million and net tax benefits of $5.7 million, respectively, relating to tax uncertainty accruals. The current income tax expense for the period of October 29, 2008 to December 31, 2008 includes a net tax expense of $0.2 million relating to tax uncertainty accruals. A current income tax benefit of $1.3 million relating to tax uncertainty accruals is included in the current tax expense for the period of January 1, 2008 to October 29, 2008.

Tax shortfalls from share-based payments of $0 and $7.2 million were debited to additional paid-in capital for the periods of October 29, 2008 to December 31, 2008 and January 1, 2008 to October 29, 2008, respectively. See Consolidated Statements of Stockholders’ Equity.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the differences between income tax expense and an amount calculated utilizing the federal statutory rate is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period October 29, 2008 to December 31, 2008	Period January 1, 2008 to October 28, 2008
(in thousands )	(Successor)	(Successor)	(Successor)	(Predecessor)

Income tax expense at statutory rate	$(8,870)	$(4,290)	$(432)	$31,726
Non-deductible expenses	712	778	207	1,345
State taxes, net of federal benefit and state loss carryforwards	(7)	3,342	95	2,205
Share-based compensation	1,437	2,679	483	650
Change in valuation allowance	(396)	(4,646)	32	237
Change in liability for unrecognized tax benefits	495	(5,660)	243	(1,339)
Other	(1,283)	(641)	31	(632)

	$(7,912)	$(8,438)	$659	$34,192

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$26,039	$21,521
Overpayment reserve	3,180	4,880
Accruals	16,712	16,938
Accrued vacation	8,070	7,320
Asset valuation reserves	997	2,159
Net operating loss carryforward and tax credits	66,423	65,663
Intangible assets	7,179	7,859
Tax benefits related to unrecognized state tax benefits and interest accrued	2,829	3,097
Other, net	7,161	9,290

	138,590	138,727
Less: valuation allowance	(3,977)	(4,373)

Total deferred tax assets	134,613	134,354

Deferred tax liabilities:
Subsidiary basis difference	(14,484)	(14,407)
Tax over book goodwill amortization	(35,510)	(21,135)
Trade names and other indefinite-lived intangibles	(201,208)	(200,618)
Tax over book depreciation	(15,053)	(32,983)
Deferred expenses	(1,324)	(1,319)
Debt issuance costs and related amounts	(12,250)	(14,275)
Definite-lived intangibles	(18,166)	(19,492)
Other, net	(1,333)	(2,139)

Total deferred tax liabilities	(299,328)	(306,368)

Net deferred tax liabilities	$(164,715)	$(172,014)

Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

In determining the necessity and amount of a valuation allowance, all available information (both positive and negative) is considered and analysis is performed to determine the appropriate weight that should be afforded to available objective and subjective evidence. Cumulative losses in recent years are considered significant negative evidence which could result in the accrual of a valuation allowance against deferred tax assets.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has not sustained a cumulative book loss over the three-year period ended December 31, 2010. In evaluating its cumulative book income or loss, the Company considered the impact of certain non-recurring historical items which are not indicative of their ability to generate future income.

Based on all available evidence, the Company has concluded that a valuation allowance against deferred tax assets will not be required at December 31, 2010. The Company will continue to assess the need for a valuation allowance as additional positive and negative evidence becomes available.

For state tax purposes, the Company has accrued a valuation allowance of $4.0 million at December 31, 2010 for certain state tax net operating loss carryover amounts which are not expected to be realized in certain tax jurisdictions.

As of December 31, 2010, federal net operating losses (NOLs) of approximately $316.8 million are available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during our calendar 2015 through 2030 tax years. A significant portion of these NOLs are subject to an annual utilization limitation as required by Section 382 of the Internal Revenue Code of 1986, as amended.

The Company’s current deferred tax assets decreased $29.0 million to $58.0 million at December 31, 2010 from $87.0 million at December 31, 2009. The Company’s non-current deferred tax liabilities decreased $36.3 million to $222.7 million at December 31, 2010 from $259.0 million at December 31, 2009.

The $29.0 million decrease in current deferred tax assets and the $36.3 million decrease to non-current deferred tax liabilities were both primarily due to a consolidated balance sheet reclassification of federal NOLs from current deferred tax assets to non-current net deferred tax liabilities based on expected NOL utilization at the financial statement reporting dates.

The Company recorded a current deferred tax asset of $30.8 million on its December 31, 2009 balance sheet for federal NOLs that, based on 2010 income projections, the Company expected to utilize by December 31, 2010. The Company incurred a tax loss in 2010 and is expecting to incur a tax loss in 2011. Therefore, the Company reclassified the federal NOL from current deferred tax assets to non-current net deferred tax liabilities at December 31, 2010.

A reconciliation of the beginning and ending balances of the gross liability for unrecognized tax benefits at December 31, 2010, 2009 and 2008 is as follows:

(in thousands)	2010	2009	2008
Balance included in Income Taxes Payable and Other Non-Current Liabilities at January 1	$20,255	$26,895	$27,000
Balance included in Deferred Income Taxes at January 1	80,167	84,644	88,960

Total gross unrecognized tax benefits at January 1	100,422	111,539	115,960
Additions for tax positions related to the current year	583	1,238	2,461
Additions for tax positions related to prior years	4,066	3,763	12,477
Reductions for tax positions related to prior years	(4,747)	(13,557)	(14,214)
Settlements	(65)	(424)	(1,158)
Reductions due to lapse in statute of limitations	(1,215)	(2,137)	(3,956)
Other	—	—	(31)

Total gross unrecognized tax benefits at December 31	$99,044	$100,422	$111,539

Total gross unrecognized tax benefits of $99.0 million is reflected on the Company’s December 31, 2010 balance sheet as follows: (a) $18.3 million included in Income Taxes Payable and Other Non-Current Liabilities and (b) $80.7 million included in Deferred Income Taxes (which includes a $64.1 million reduction to the Company’s NOL deferred tax asset).

The amount of unrecognized tax benefits which, if ultimately recognized, could affect the effective tax rate in a future period is $87.4 million as of December 31, 2010 and $87.2 million as of December 31, 2009. These amounts are net of applicable tax benefits and are inclusive of penalties and net interest of $2.4 million and $2.2 million as of December 31, 2010 and December 31, 2009, respectively.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2010, the Company does not expect any material increases to its unrecognized tax benefits for the rolling 12-month period ending December 31, 2011.

As of December 31, 2010, it is reasonably possible that unrecognized tax benefits could decrease by $8.7 million within the rolling 12-month period ending December 31, 2011. This decrease relates to the timing uncertainty for when certain deductions should be recognized for tax return purposes, allocation of expenses between affiliates, and state tax uncertainties. Ultimate realization of this decrease is dependent upon the occurrence of certain events (including the completion of audits by tax agencies and expiration of statutes of limitations).

Interest expense and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes. Gross interest and penalties of $3.5 million and $3.3 million are provided for within the liability for unrecognized tax benefits as December 31, 2010 and December 31, 2009, respectively.

The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations expiration dates. The calendar 2007 through 2010 tax years generally remains subject to examination by tax authorities. Certain state tax agencies are currently examining the tax years 2005 and forward.

Net income taxes refund received in 2010 amounted to $0.8 million. Net income taxes paid in 2009 amounted to $0.6 million. Net income taxes paid in the period of October 29, 2008 through December 31, 2008 amounted to $0.1 million. Net income tax refunds for the period of January 1, 2008 through October 28, 2008 amounted to $16.5 million.

NOTE 10 — LEASES

The Company leases all of its facilities. Lease terms are generally ten years or less with renewal options for additional periods. The occasionally unused facility space is subleased when a lease buyout is not a viable option. Sublease income is recognized monthly and is offset against facility lease expense. Sublease income in the years ended December 31, 2010 and December 31, 2009, and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008, was $0.6 million, $0.9 million, $0 and $0.1 million, respectively. In addition, delivery vehicles and office equipment are leased under operating leases. Many leases provide that taxes, maintenance, insurance and other expenses are the responsibility of the Company. Rentals are generally increased annually by the Consumer Price Index, subject to certain maximum amounts defined within individual agreements. Net rent expense in the years ended December 31, 2010 and December 31, 2009, and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008 was $78.8 million, $82.1 million, $13.8 million and $68.9 million, respectively.

For the year ended December 31, 2010, no infusion pumps were acquired under a capital lease arrangement. For the year ended December 31, 2009, infusion pumps totaling $0.3 million were acquired under a capital lease arrangement, with a lease term of 60 months. During the period January 1, 2008 to October 28, 2008, infusion pumps totaling $1.1 million were acquired under a capital lease arrangement, with a lease term of 60 months. Related amortization amounted to $1.8 million, $2.0 million, $0.3 million and $1.9 million for the year ended December 31, 2010, the year ended December 31, 2009 and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008, respectively.

The following amounts for assets under capital lease obligations are included in property, equipment and improvements:

	December 31,
(in thousands)	2010	2009
Infusion pumps	$5,855	$5,901
Vehicles	265	428
Less accumulated depreciation	(4,134)	(2,362)

	$1,986	$3,967

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future minimum payments, by year and in the aggregate, required under capital lease obligations and noncancelable operating leases consist of the following at December 31, 2010:

(in thousands)	Capital Leases	Operating Leases
2011	$1,389	$56,061
2012	368	48,848
2013	247	29,148
2014	15	14,675
2015	—	7,429
Thereafter	—	5,788

	2,019	$161,949

Less interest included in minimum lease payments	(98)

Present value of minimum lease payments	1,921
Less current portion	(1,323)

	$598

NOTE 11 — EMPLOYEE BENEFIT PLANS

401(k) Savings Plan: The Company has a 401(k) defined contribution plan, whereby eligible employees may contribute up to 35% of their annual base earnings. The Company matches 25% of the first 8% of employee contributions. Total expenses related to the defined contribution plan were $3.4 million, $3.2 million, $0.5 million and $2.5 million in the years ended December 31, 2010 and December 31, 2009, and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008, respectively.

Deferred Compensation Plan: A non-qualified deferred compensation plan is available for approximately 225 employees. The plan provides participants with the advantages of pre-tax contributions and tax deferred compounding of interest. Plan assets, which represent the fair market value of the investments, were $3.3 million and $4.9 million, and plan liabilities were $3.3 million and $2.8 million at December 31, 2010 and 2009, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Litigation: The Company is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Insurance policies covering such potential losses, where such coverage is cost effective, are maintained. In the opinion of management, any liability that might be incurred upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations, cash flows and liquidity.

Medicare and Medicaid Reimbursement: There are a number of provisions contained within recent legislation or proposed legislation that affect or may affect Medicare and Medicaid reimbursement policies for items and services provided. The Company cannot be certain of the ultimate impact of all legislated and contemplated changes, and therefore cannot provide assurance that these changes will not have a material adverse effect on the Company’s financial condition or results of operations.

Supplier Concentration: Currently, approximately 59.5% of purchases for patient service equipment and supplies are from five vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

asserted. Consequently, no liabilities have been recorded for these obligations on the balance sheets for any of the periods presented.

NOTE 13 — SEGMENTS

The Company has two operating segments and within these two operating segments there are three core service lines: home respiratory therapy, home medical equipment and home infusion therapy. We have two reportable operating segments (1) home respiratory therapy and home medical equipment and (2) home infusion therapy. The home respiratory therapy and home medical equipment segment provides services and equipment to assist patients with oxygen systems, sleep apnea, ambulation and general care around the home, as well as to provide respiratory medications and related services. The home infusion therapy segment primarily provides patients with pharmaceuticals and services prescribed in conjunction with the administration of nutrients or medication intravenously or through a gastrointestinal tube.

(in thousands)	Net Revenues
Operating Segment	Year Ended December 31, 2010	Year Ended December 31, 2009	Period October 29, 2008 to December 31, 2008	Period January 1, 2008 to October 28, 2008
	(Successor)	(Successor)	(Successor)	(Predecessor)
Home Respiratory Therapy and Home Medical Equipment	$1,083,207	$1,169,609	$209,567	$1,074,711
Home Infusion Therapy	997,511	924,952	147,098	698,578

Total	$2,080,718	$2,094,561	$356,665	$1,773,289

	EBIT
Operating Segment	Year Ended December 31, 2010	Year Ended December 31, 2009	Period October 29, 2008 to December 31, 2008	Period January 1, 2008 to October 28, 2008
	(Successor)	(Successor)	(Successor)	(Predecessor)
Home Respiratory Therapy and Home Medical Equipment	$(9,866)	$50,167	$26,255	$102,927
Home Infusion Therapy	114,358	65,667	(1,740)	17,965

Total	$104,492	$115,834	$24,515	$120,892

	Depreciation and Amortization
Operating Segment	Year Ended December 31, 2010	Year Ended December 31, 2009	Period October 29, 2008 to December 31, 2008	Period January 1, 2008 to October 28, 2008
	(Successor)	(Successor)	(Successor)	(Predecessor)
Home Respiratory Therapy and Home Medical Equipment	$113,679	$151,287	$20,041	$101,479
Home Infusion Therapy	14,983	21,756	3,015	14,742

Total	$128,662	$173,043	$23,056	$116,221

Our Chief Operating Decision Maker (“CODM”) does not review assets assigned to segments. Therefore, such items are not reported in the table above.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a reconciliation from net (loss) income to EBIT:

(in thousands)	Year Ended December 31, 2010			Year Ended December 31, 2009
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total

Net loss			$(17,432)			$(3,820)
Interest expense, net (a)			129,836			128,092
Income tax (benefit) expense			(7,912)			(8,438)

EBIT	$(9,866)	$114,358	$104,492	$50,167	$65,667	$115,834

(in thousands)	Period October 29, 2008 to December 31, 2008			Period January 1, 2008 to October 28, 2008
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total

Net (loss) income			$(1,894)			$56,453
Interest expense, net (a)			25,750			30,247
Income tax (benefit) expense			659			34,192

EBIT	$26,255	$(1,740)	$24,515	$102,927	$17,965	$120,892

(b)

Reflects $130.8 million of interest expense, net of $1.0 million of interest income for 2010. Reflects $129.2 million of interest expense, net of $1.1 million of interest income for 2009. Reflects $26.2 million of interest expense, net of $0.4 million of interest income for the period October 29, 2008 to December 31, 2008. Reflects $31.8 million of interest expense, net of $1.6 million of interest income for the period January 1, 2008 to October 28, 2008.

We allocate certain expenses that are not directly attributable to a product line based upon segment headcount.

NOTE 14 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Intelenet Agreement: In May 2009, the Company entered into the Master Service Agreement (“Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. The Company presently expects to make payments to Intelenet of approximately $100 million over a seven-year period that began in the second quarter of 2009. One of the members of its board of directors, Mr. Patrick Bourke, is an employee of the Sponsor and also serves on the board of directors of Intelenet. During the year ended December 31, 2010, the Company paid approximately $20.9 million to Intelenet.

Equity Healthcare Agreement: Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with our health benefit plans. In consideration for Equity Healthcare’s services, the Company will pay Equity Healthcare a fee of $2 per participating employee per month. As of December 31, 2010, the Company had approximately 6,800 employees enrolled in Equity Healthcare health benefit plans.

NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(in thousands)	First	Second	Third	Fourth
2010	(Successor)	(Successor)	(Successor)	(Successor)

Net Revenues	$508,876	$518,178	$526,014	$527,650
Gross Profit	306,084	310,046	318,030	313,055
Operating Income	30,802	37,185	34,857	1,747
Net (Loss) Income	$(803)	$3,366	$(105)	$(19,890)

(in thousands)	First	Second	Third	Fourth
2009	(Successor)	(Successor)	(Successor)	(Successor)

Net Revenues	$516,431	$522,528	$519,515	$536,087
Gross Profit	309,387	319,062	273,860	324,793
Operating Income (Loss)	32,970	40,628	(3,748)	45,483
Net (Loss) Income	$(477)	$4,015	$(22,981)	$15,623

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the third quarter of 2009, we finalized the valuation of the intangible assets related to the Merger, resulting in adjustments to the value of our capitated relationships, patient backlogs, trade names and goodwill. The adjustments to our capitated relationships and patient backlogs also resulted in additional amortization expense of $35.7 million during the quarter.

NOTE 16 — FINANCIAL GUARANTEES

The Company conducts substantially all of its business through its subsidiaries. Substantially all of the Company’s 100% owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the Series A-1 Notes and Series A-2 Notes on a senior secured basis. The Guarantors also guarantee our ABL Facility. See also Note 7—Long-Term Debt.

The following condensed consolidated financial statements quantify the financial position as of December 31, 2010 and December 31, 2009, the operations for the years ended December 31, 2010 and 2009 and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008, and the cash flows for the years ended December 31, 2010 and 2009 and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008. These condensed consolidated financial statements present financial information for the parent issuer, the guarantor subsidiaries, the non-guarantor subsidiaries and consolidating adjustments, consisting of the entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2010

(Successor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125,137	$—	$407	$(16,407)	$109,137
Accounts receivable less allowance for doubtful accounts	—	281,917	881	—	282,798
Inventories, net	—	73,547	347	—	73,894
Deferred income taxes	5,012	53,016	—	—	58,028
Deferred expenses	—	3,061	—	—	3,061
Intercompany	344,992	256,742	—	(601,734)	—
Prepaid expenses and other current assets	2,757	17,313	151	—	20,221
Intercompany loan	360,000	—	—	(360,000)	—

TOTAL CURRENT ASSETS	837,898	685,596	1,786	(978,141)	547,139
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	169,858	20	—	169,878
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	38,818	44,887	188	—	83,893
GOODWILL	—	760,088	—	—	760,088
INTANGIBLE ASSETS, NET	460,000	118,957	—	—	578,957
DEFERRED DEBT ISSUANCE COSTS, NET	53,659	—	—	—	53,659
INTERCOMPANY RECEIVABLE	—	—	—	—	—
INVESTMENT IN SUBSIDIARIES	362,248	702	—	(362,950)	—
INTERCOMPANY LOAN	350,000	—	—	(350,000)	—
OTHER ASSETS	3,340	4,183	—	—	7,523

TOTAL ASSETS	$2,105,963	$1,784,271	$1,994	$(1,691,091)	$2,201,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$102,858	$186	$(16,407)	$86,637
Accrued payroll and related taxes and benefits	12,173	46,771	129	—	59,073
Other accrued liabilities	20,049	69,421	977	—	90,447
Deferred revenue	—	26,504	—	—	26,504
Intercompany	202,901	398,833	—	(601,734)	—
Current portion of long-term debt	—	361,323	—	(360,000)	1,323

TOTAL CURRENT LIABILITIES	235,123	1,005,710	1,292	(978,141)	263,984
LONG-TERM DEBT, net of current portion	1,017,500	350,598	—	(350,000)	1,018,098
DEFERRED INCOME TAXES	178,603	44,140	—	—	222,743
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	9,425	21,575	—	—	31,000

TOTAL LIABILITIES	1,440,651	1,422,023	1,292	(1,328,141)	1,535,825
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	688,458	447,926	—	(447,926)	688,458
(Accumulated deficit) retained earnings	(23,146)	(85,678)	702	84,976	(23,146)

TOTAL STOCKHOLDERS’ EQUITY	665,312	362,248	702	(362,950)	665,312

	$2,105,963	$1,784,271	$1,994	$(1,691,091)	$2,201,137

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2009

(Successor)

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

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2010

(Successor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$2,072,401	$8,317	$—	$2,080,718
Income from subsidiaries	250,208	—	—	(250,208)	—

TOTAL NET REVENUES	250,208	2,072,401	8,317	(250,208)	2,080,718
TOTAL COST OF NET REVENUES	—	829,223	4,280	—	833,503
Provision for doubtful accounts	—	70,539	320	—	70,859
Selling, distribution and administrative	216,565	1,098,037	2,559	(250,208)	1,066,953
Amortization of intangible assets	917	3,895	—	—	4,812

TOTAL COSTS AND EXPENSES	217,482	2,001,694	7,159	(250,208)	1,976,127
OPERATING INCOME	32,726	70,707	1,158	—	104,591
Interest expense	130,228	621	—	—	130,849
Interest income and other	(66,208)	64,733	561	—	(914)

(LOSS) INCOME BEFORE TAXES	(31,294)	5,353	597	—	(25,344)
Income tax (benefit) expense	(10,291)	2,379	—	—	(7,912)

NET (LOSS) INCOME	(21,003)	2,974	597	—	(17,432)
Equity in income of subsidiaries, net of tax	3,571	597	—	(4,168)	—

NET (LOSS) INCOME ATTRIBUTABLE TO PARENT ISSUER	$(17,432)	$3,571	$597	$(4,168)	$(17,432)

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2009

(Successor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$2,087,326	$7,235	$—	$2,094,561
Income from subsidiaries	220,449	—	—	(220,449)	—

TOTAL NET REVENUES	220,449	2,087,326	7,235	(220,449)	2,094,561
TOTAL COST OF NET REVENUES	—	863,305	4,154	—	867,459
Provision for doubtful accounts	—	57,811	108	—	57,919
Selling, distribution and administrative	197,666	1,070,641	2,276	(220,449)	1,050,134
Amortization of intangible assets	832	2,884	—	—	3,716

TOTAL COSTS AND EXPENSES	198,498	1,994,641	6,538	(220,449)	1,979,228
OPERATING INCOME	21,951	92,685	697	—	115,333
Interest expense	128,363	837	—	—	129,200
Interest income and other	(71,820)	69,871	340	—	(1,609)

(LOSS) INCOME BEFORE TAXES	(34,592)	21,977	357	—	(12,258)
Income tax (benefit) expense	(15,132)	6,694	—	—	(8,438)

NET (LOSS) INCOME	(19,460)	15,283	357	—	(3,820)
Equity in income of subsidiaries, net of tax	15,640	357	—	(15,997)	—

NET (LOSS) INCOME ATTRIBUTABLE TO PARENT ISSUER	$(3,820)	$15,640	$357	$(15,997)	$(3,820)

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Period October 29, 2008 to December 31, 2008

(Successor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$355,371	$1,294	$—	$356,665
Income from subsidiaries	51,447	—	—	(51,447)	—
TOTAL NET REVENUES	51,447	355,371	1,294	(51,447)	356,665
TOTAL COST OF NET REVENUES	—	137,084	676	—	137,760
Provision for doubtful accounts	—	14,292	37	—	14,329
Selling, distribution and administrative	28,141	202,287	381	(51,447)	179,362
Amortization of intangible assets	238	770	—	—	1,008

TOTAL COSTS AND EXPENSES	28,379	354,433	1,094	(51,447)	332,459
OPERATING INCOME	23,068	938	200	—	24,206
Interest expense	25,872	295	—	—	26,167
Interest income and other	(5,665)	4,836	103	—	(726)

INCOME (LOSS) BEFORE TAXES	2,861	(4,193)	97	—	(1,235)
Income tax expense (benefit)	1,867	(1,208)	—	—	659

NET INCOME (LOSS)	994	(2,985)	97	—	(1,894)
Equity in loss of subsidiaries, net of tax	(2,888)	97	—	2,791	—

NET (LOSS) INCOME ATTRIBUTABLE TO PARENT ISSUER	$(1,894)	$(2,888)	$97	$2,791	$(1,894)

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Period January 1, 2008 to October 28, 2008

(Predecessor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$1,766,882	$6,407	$—	$1,773,289
Income from subsidiaries	179,186	—	—	(179,186)	—

TOTAL NET REVENUES	179,186	1,766,882	6,407	(179,186)	1,773,289
TOTAL COST OF NET REVENUES	—	688,123	3,214	—	691,337
Provision for doubtful accounts	—	33,525	101	—	33,626
Selling, distribution and administrative	131,387	970,086	2,249	(179,186)	924,536
Amortization of intangible assets	—	3,461	—	—	3,461

TOTAL COSTS AND EXPENSES	131,387	1,695,195	5,564	(179,186)	1,652,960
OPERATING INCOME	47,799	71,687	843	—	120,329
Interest expense	30,294	1,544	—	—	31,838
Interest income and other	(32,634)	30,068	412	—	(2,154)

INCOME BEFORE TAXES	50,139	40,075	431	—	90,645
Income tax expense	17,506	16,686	—	—	34,192

NET INCOME	32,633	23,389	431	—	56,453
Equity in income of subsidiaries, net of tax	23,820	431	—	(24,251)	—

NET INCOME (LOSS) ATTRIBUTABLE TO PARENT ISSUER	$56,453	$23,820	$431	$(24,251)	$56,453

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2010

(Successor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(24,895)	$125,863	$(4)	$(16,407)	$84,557

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(19,819)	(97,023)	(180)	—	(117,022)
Purchases of short term investments	(8,087)	—	—	—	(8,087)
Maturities of short term investments	31,761	—	—	—	31,761
Proceeds from disposition of assets	27	611	—	—	638
Cash paid for acquisitions	—	(2,401)	—	—	(2,401)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,882	(98,813)	(180)	—	(95,111)

FINANCING ACTIVITIES
Payments on other long-term debt	—	(1,725)	—	—	(1,725)
Change in book-cash overdraft included in accounts payable	—	(32,533)	—	—	(32,533)
Debt issuance costs	(4,122)	—	—	—	(4,122)
Cash paid on profit interest units	(92)	—	—	—	(92)

NET CASH USED IN FINANCING ACTIVITIES	(4,214)	(34,258)	—	—	(38,472)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,227)	(7,208)	(184)	(16,407)	(49,026)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,364	7,208	591	—	158,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,137	$—	$407	$(16,407)	$109,137

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2009

(Successor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES	$49,741	$119,426	$259	$—	$169,426

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(19,426)	(131,138)	(33)	—	(150,597)
Purchase of short-term investments	(37,554)	—	—	—	(37,554)
Maturities of short-term investments	13,881	—	—	—	13,881
Proceeds from disposition of assets	—	6,893	—	—	6,893
Cash paid for acquisitions	—	(1,279)	—	—	(1,279)

NET CASH USED IN INVESTING ACTIVITIES	(43,099)	(125,524)	(33)	—	(168,656)

FINANCING ACTIVITIES
Payments on Senior Secured Bridge Credit Agreement	(1,010,000)	—	—	—	(1,010,000)
Proceeds from ABL Facility	630	—	—	—	630
Payments on ABL Facility	(6,630)	—	—	—	(6,630)
Payments on other long-term debt	—	(2,856)	—	—	(2,856)
Proceeds from issuance of Series A-1 Notes	700,000	—	—	—	700,000
Proceeds from issuance of Series A-2 Notes	317,500	—	—	—	317,500
Change in book-cash overdraft included in accounts payable	—	7,902	—	—	7,902
Debt issuance costs related to Series A-1 and Series A-2 Notes	(19,039)	—	—	—	(19,039)
Debt issuance costs related to the ABL Facility	(207)	—	—	—	(207)
Equity contributions	2,075	—	—	—	2,075

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(15,671)	5,046	—	—	(10,625)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,029)	(1,052)	226	—	(9,855)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	159,393	8,260	365	—	168,018

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150,364	$7,208	$591	$—	$158,163

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Period October 29, 2008 to December 31, 2008

(Successor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$33,146	$30,276	$(85)	$—	$63,337

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(739)	(25,440)	(38)	—	(26,217)
Merger related costs	(49,269)	—	—	—	(49,269)
Proceeds from disposition of assets	—	20	—	—	20

NET CASH USED IN INVESTING ACTIVITIES	(50,008)	(25,420)	(38)	—	(75,466)

FINANCING ACTIVITIES
Payments on Predecessor Revolving Credit Facility	(304,000)	—	—	—	(304,000)
Proceeds from Senior Secured Bridge Credit Agreement	1,010,000	—	—	—	1,010,000
Payments on Interim Facility	(249,772)	—	—	—	(249,772)
Redemption of convertible senior notes	(151)	—	—	—	(151)
Proceeds from ABL Facility	36,000	—	—	—	36,000
Payments on ABL Facility	(30,000)	—	—	—	(30,000)
Payments on other long-term debt	(4,717)	(528)	—	—	(5,245)
Change in book-cash overdraft included in accounts payable	—	(850)	—	—	(850)
Debt issuance costs related to the Interim Facility	(45,661)	—	—	—	(45,661)
Debt issuance costs related to the ABL Facility	(5,250)	—	—	—	(5,250)
Equity contributions	673,334	—	—	—	673,334
Repurchases of common stock	(922,935)	—	—	—	(922,935)
Change in control payment for options and awards	(23,536)	—	—	—	(23,536)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	133,312	(1,378)	—	—	131,934

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	116,450	3,478	(123)	—	(119,805)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,943	4,782	488	—	48,213

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$159,393	$8,260	$365	$—	$168,018

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Period January 1, 2008 to October 28, 2008

(Predecessor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES	$193,096	$104,443	$398	$—	$297,937

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(35,682)	(121,482)	(19)	—	(157,183)
Proceeds from disposition of assets	—	5,295	—	—	5,295
Cash paid for acquisitions	—	(2,605)	—	—	(2,605)

NET CASH USED IN INVESTING ACTIVITIES	(35,682)	(118,792)	(19)	—	(154,493)

FINANCING ACTIVITIES
Proceeds from Predecessor Revolving Credit Facility	18,300	—	—	—	18,300
Payments on Predecessor Revolving Credit Facility	(138,300)	—	—	—	(138,300)
Proceeds from Senior Secured Bridge Credit Agreement	250,000	—	—	—	250,000
Payments on Interim Facility	(228)	—	—	—	(228)
Redemption of convertible senior notes	(249,772)	—	—	—	(249,772)
Payments on other long-term debt	(551)	(2,608)	—	—	(3,159)
Change in book-cash overdraft included in accounts payable	—	7,771	—	—	7,771
Debt issuance costs related to the Interim Facility	(9,204)	—	—	—	(9,204)
Excess tax benefits from share-based compensation	497	—	—	—	497
Issuances of common stock	413	—	—	—	413

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(128,845)	5,163	—	—	(123,682)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,569	(9,186)	379	—	19,762
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,374	13,968	109	—	28,451

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,943	$4,782	$488	$—	$48,213

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 — SUBSEQUENT EVENTS

On February 2, 2011, the Company, along with Praxair, Inc. and Praxair Healthcare Services, Inc. (collectively, “Praxair”), jointly announced that the Company’s wholly owned subsidiary, Apria Healthcare, Inc. (“AHI”) and Praxair have entered into a definitive asset purchase agreement whereby AHI will acquire the assets of Praxair’s home healthcare services division in the United States. The transaction is expected to close during the first quarter of 2011. Assuming a March 31, 2011 closing date, this business is expected to contribute approximately $85 to $95 million to our revenue in 2011. This estimate and the acquired business’s contribution in future periods will be subject to decreases as a result of the impact of Medicare competitive bidding and other factors.

We evaluated all subsequent events that occurred after the balance sheet date through the date and time our financial statements were issued.

APRIA HEALTHCARE GROUP INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2010 (Successor)
Deducted from asset accounts:
Allowance for doubtful accounts	$39,927	$70,859	$54,227	$56,559
Reserve for inventory and patient service equipment shortages	$2,177	$1,545	$2,536	$1,186

Year ended December 31, 2009 (Successor)
Deducted from asset accounts:
Allowance for doubtful accounts	$25,271	$57,919	$43,263	$39,927
Reserve for inventory and patient service equipment shortages	$6,091	$2,327	$6,241	$2,177

Period October 29, 2008 to December 31, 2008 (Successor)
Deducted from asset accounts:
Allowance for doubtful accounts	$35,286	$14,329	$24,344	$25,271
Reserve for inventory and patient service equipment shortages	$5,914	$1,554	$1,377	$6,091
Period January 1, 2008 to October 28, 2008 (Predecessor)
Deducted from asset accounts:
Allowance for doubtful accounts	$47,823	$33,626	$46,163	$35,286
Reserve for inventory and patient service equipment shortages	$5,366	$2,583	$2,035	$5,914

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. Based on and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, non-accelerated filers are no longer required to provide the attestation report of the company’s registered public accounting firm after the transition period for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the individuals are the members of our Board of Directors as well as information relating to the executive officers of Apria as of December 31, 2010 (ages are as of February 25, 2011).

Name	Age	Position
Norman C. Payson, M.D.	62	Executive Chairman of the Board of Directors; Chief Executive Officer
Chris A. Karkenny	42	Executive Vice President and Chief Financial Officer
James G. Gallas	47	Executive Vice President and Chief Administrative Officer
Daniel E. Greenleaf	46	Chief Operating Officer and President, Home Infusion Therapy Segment
Neil P. Simpkins	44	Director
Michael Dal Bello	39	Director
Patrick J. Bourke III	52	Director

Norman C. Payson, M.D. was appointed Executive Chairman of the Board of Directors and Chief Executive Officer in October 2008. He was Chief Executive Officer of Oxford Health Plans from 1998 through 2002. Dr. Payson co-founded Healthsource, Inc., a large health plan operating in 15 states, in 1985 and served as its Chief Executive Officer from 1985 through 1997. He currently serves as Vice Chairman of the Board of Directors and a member of the Finance Committee of City of Hope, a not-for-profit tertiary cancer hospital and research center.

On October 26, 2004, the SEC issued an order finding that Dr. Payson violated Section 13(d) of the Exchange Act in connection with the submission of certain Section 13D filings relating to Dr. Payson’s holdings in Oxford Health Plans, Inc. that were not filed on a timely basis and that contained certain inaccurate and incomplete disclosures. At the time of his initial election to our Board of Directors in 2006, our Corporate Governance and Nominating Committee and the Board of Directors reviewed the circumstances in detail and determined that such violations were not an adverse reflection on Dr. Payson’s ability to serve on the Board of Directors and that such violations are not material to the evaluation of his qualifications or integrity.

Chris A. Karkenny joined us as Executive Vice President and Chief Financial Officer in November 2006. From January 2003 to February 2006, Mr. Karkenny served as Senior Vice President of Corporate Development and Treasury Operations of PacifiCare Health Systems, Inc., a Fortune 500 company. From August 1999 to December 2002, Mr. Karkenny served as Chief Executive Officer of NetCatalyst, a California investment banking firm. From July 1998 to August 1999, Mr. Karkenny served as a partner in Technologz, a California-based business incubator, and was a founder, Board member and initial Chief Financial Officer of CardioNow, a healthcare application service provider. From 1995 to March 1998, he served as Treasurer of Quarterdeck Corporation.

James G. Gallas joined us as Executive Vice President and Chief Administrative Officer in April 2009. Prior to that, Mr. Gallas served as Principal in charge of KPMG’s Healthcare Revenue Cycle Management Practice from January 2009 to March 2009. From September 2005 to December 2008, Mr. Gallas served as Senior Vice President in charge of the Healthcare Segment of BearingPoint, Inc., formerly KPMG Consulting, Inc., a global management and technology consulting company. From January 2000 to August 2005, Mr. Gallas served as Vice President in charge of BearingPoint, Inc.’s Healthcare Provider Practice. From August 1997 to December 1999, Mr. Gallas served as a Partner at KPMG, LLP until the time KPMG Consulting, Inc. separated from KPMG LLP, at which point Mr. Gallas served as a Managing Director for KPMG Consulting, Inc. From July 1985 to July 1997, Mr. Gallas served as an accountant, Manager and Senior Manager at KPMG, LLP.

Daniel E. Greenleaf was appointed Chief Operating Officer on November 30, 2010 and was appointed President of the Home Infusion Therapy Segment in April 2008. Prior to joining Apria in 2008, Mr. Greenleaf served as President and Chief Executive Officer of VioQuest Pharmaceuticals, Inc., a New Jersey-based biopharmaceutical company focused on the acquisition, development and commercialization of oncology drug therapies, from 2005 to 2007. Prior to his role at VioQuest Pharmaceuticals, Inc., Mr. Greenleaf was President of U.S. Operations for Celltech Biopharmaceuticals, a NYSE listed company prior to its sale to UCB Pharma Limited in 2004. Additional experience includes serving as Senior Vice President of Operations for Nabi Pharmaceuticals, and progressively more responsible management and executive-level positions with

Schering-Plough Corporation, a global healthcare company, from 1992 to 2002. Mr. Greenleaf was a captain and navigator in the United States Air Force and served in Operation Desert Storm.

Neil P. Simpkins became one of our directors immediately after the completion of the Merger in October 2008. Mr. Simpkins has served as a Senior Managing Director in the Private Equity Group of Blackstone since December 1999 and serves on the firm’s Private Equity Executive Committee. From 1993 until the time he joined Blackstone, Mr. Simpkins was a principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and the Asia Pacific region. He currently serves as Lead Director of TRW Automotive Inc. and as a director of Vanguard Health Systems, Inc., Team Health, Inc. and Summit Materials, LLC.

Michael Dal Bello became one of our directors immediately after the completion of the Merger in October 2008. Mr. Dal Bello has been a Managing Director in the Private Equity Group of The Blackstone Group since December 2008 and was a Principal in this group from 2005 until 2008, and an Associate from 2002 until 2005. Prior to joining Blackstone, Mr. Dal Bello received an M.B.A. from Harvard Business School in 2002. Mr. Dal Bello serves on the Board of Directors of Alliant Insurance Services, Biomet, Inc., Catalent Pharma Solutions, Inc., LLC, Team Health, Inc. and Vanguard Health Systems, Inc.

Patrick J. Bourke III became one of our directors immediately after the completion of the Merger in October 2008. Mr. Bourke is a Senior Managing Director – Operating Partner in the Private Equity Group of Blackstone. Before joining Blackstone in 2008, Mr. Bourke was the Executive Vice President of Business Operations and Chief Re-engineering Officer of Travelport Limited. Prior to Travelport Limited, Mr. Bourke was a key executive at Perot Systems, Inc. where he held numerous management roles. Mr. Bourke started his career at Electronic Data Systems Corporation in their Systems Engineering Development program. Mr. Bourke serves on the Board of Directors of Intelenet Global Services Private Limited.

There are no family relationships among any of our executive officers and directors.

On February 12, 2010, we finalized a decision to reorganize the senior leadership structure of the home respiratory therapy and home medical equipment segment. As part of this reorganization, Lawrence A. Mastrovich, President, Home Respiratory Therapy and Home Medical Equipment service lines, resigned and his responsibilities were assumed by the other senior executives.

Corporate Governance Matters

Background and Experience of Directors. When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, our Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above. In particular, the members of our Board of Directors considered the following important characteristics: (i) Messrs. Neil P. Simpkins, Michael Dal Bello and Patrick J. Bourke III have significant financial and investment experience from their involvement in Blackstone’s investment in numerous portfolio companies, particularly those in the healthcare industry, and have played active roles in overseeing those businesses and (ii) Norman C. Payson, M.D., the Chairman of our Board of Directors and our Chief Executive Officer, has extensive experience in the healthcare industry and in executive management.

Board Composition

As a privately-held company with no securities listed on a national securities exchange we are not required to have independent directors on our Board of Directors or any committees of the Board of Directors. Accordingly, we have not made any determinations of independence with respect to any of our outside directors.

Committees of the Board

Our Board of Directors has an Audit Committee. Our Board of Directors may also establish from time to time any other committees that it deems necessary and advisable.

Audit Committee. Our Audit Committee consists of Mr. Dal Bello and Dr. Payson. Mr. Dal Bello is the Chairman of the Audit Committee. The Audit Committee is responsible for assisting our Board of Directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm. While our Board of Directors has not designated any of its members as an audit committee financial expert, we believe that each of the current Audit Committee members is fully qualified to address any accounting, financial reporting or audit issues that may come before it.

Compensation Committee Interlocks and Insider Participation. Presently, our Board of Directors does not have a compensation committee. Since the Merger, all decisions about our executive compensation have been made by our Board of Directors. Dr. Payson, who is the Executive Chairman of our Board of Directors and our Chief Executive Officer, generally participates in discussions and deliberations of our Board of Directors regarding executive compensation. No other member of the our Board of Directors was at any time during fiscal 2010, or at any other time, one of our officers or employees. We are parties to certain transactions with The Blackstone Group described in the “Certain Relationships and Related Transactions” section below. None of our executive officers has served as a director or member of a compensation committee, or other committee serving an equivalent function, of any entity, whose executive officers served as a director of our company.

Code of Ethics

We adopted a Code of Ethical Business Conduct as our “code of ethics”, which applies to all of the Company’s directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Business Conduct is available on the investor relations portion of the Company’s website at www.apria.com. A copy of the Code of Ethical Business Conduct may also be obtained free of charge upon a request directed to Apria Healthcare Group Inc., 26220 Enterprise Court, Lake Forest, CA 92630. The Company will disclose within four business days any substantive changes in or waivers of the Code of Ethical Business Conduct granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above or by filing a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report

Our entire Board of Directors performs equivalent functions of a compensation committee since we do not have a compensation committee. The Board of Directors has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Board of Directors approved the inclusion of the following Compensation Discussion and Analysis in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Submitted by the Board of Directors:

Norman C. Payson, M.D., Executive Chairman of the Board of Directors and Chief Executive Officer

Neil P. Simpkins, Director

Michael Dal Bello, Director

Patrick J. Bourke III, Director

Compensation Discussion and Analysis

Introduction

Our executive compensation plan is designed to attract and retain individuals qualified to manage and lead our company and to also motivate them to contribute to achievement of our financial goals and ultimately create and grow our equity value.

In connection with the Merger, we recruited some of our senior management employees, including our Chief Executive Officer and our Executive Vice President and Chief Administrative Officer, and entered into new employment arrangements or amendments to existing employment agreements with other senior executives. We continued to compensate our senior management on a basis similar to immediately prior to the Merger, except that, in light of our status as a private company, we adopted less broad-based equity incentive arrangements for our senior executives and did not continue a practice of granting equity awards on an annual basis.

Our named executive officers for 2010 are:

•	Norman C. Payson, M.D., our Executive Chairman of the Board of Directors and Chief Executive Officer;

•	Chris A. Karkenny, our Executive Vice President and Chief Financial Officer;

•	James G. Gallas, our Executive Vice President and Chief Administrative Officer;

•	Daniel E. Greenleaf, our Chief Operating Officer and President, Home Infusion Therapy Segment; and

•	Lawrence A. Mastrovich, our former President, Home Respiratory Therapy and Home Medical Equipment Segment.

Dr. Payson and Mr. Gallas joined us subsequent to the Merger, and Mr. Mastrovich resigned from his employment with us, effective as of March 15, 2010.

Executive Compensation Objectives and Philosophy

Our primary executive compensation objectives are to:

•

attract, retain and motivate leaders who are capable of advancing our mission and strategy and, ultimately, creating and maintaining our long-term equity value. Such leaders must engage in a collaborative approach and possess the ability to execute our strategy in an industry characterized by competitiveness and a challenging business environment;

•	reward senior management in a manner aligned with our financial performance; and

•	align senior management’s interests with our equity owners’ long-term interests through equity participation and ownership.

To achieve our objectives, we deliver executive compensation through a combination of the following components:

•	Base salary;

•	Annual cash bonuses;

•	Long-term incentive compensation;

•	Broad-based employee benefits;

•	Supplemental executive benefits and perquisites; and

•	Severance benefits.

We provide competitive base salaries and other benefits and perquisites, including severance benefits, to attract and retain senior management talent. We also use annual cash incentive compensation and long-term equity incentives to ensure a performance-based delivery of pay that aligns as closely as possible the rewards of our named executive officers with the long-term interests of our equity-owners while enhancing executive retention.

Compensation Determination Process

Presently, our Board of Directors does not have a compensation committee. Since the Merger, all decisions about our executive compensation have been made by our Board of Directors.

In making initial compensation determinations with respect to our named executive officers following the Merger, our Board of Directors considered a number of variables, consistent with our executive compensation objectives, including individual circumstances related to each executive’s recruitment or retention. For example, compensation for each of Dr. Payson and Mr. Karkenny was determined as part of the negotiation of each executive’s employment agreement. Our Board of Directors decided to grant to Dr. Payson substantially greater equity incentive awards with vesting terms that differ from the terms applicable to our other senior executives in light of his role as our Executive Chairman of the Board of Directors and Chief Executive Officer and his substantially greater equity investment in our ultimate parent, BP Healthcare. In addition, in connection with the negotiation of Mr. Karkenny’s employment agreement, our Board of Directors considered the fact that he would be entitled to severance if he terminated his employment following the Merger pursuant to the terms of his then existing employment agreement and provided him with an overall compensation package, which included an increase in base salary and a grant of restricted equity units, intended to induce him to stay with us. The specific terms of each of Dr. Payson’s employment agreement and Mr. Karkenny’s employment agreement are discussed below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010 Table—Employment Agreements.” Since the Merger, our Board of Directors has not used any compensation consultants in making its compensation determinations.

Dr. Payson and Mr. Karkenny generally participate in discussions and deliberations of our Board of Directors regarding the determinations of annual cash incentive awards for our executives. Specifically, they make recommendations to our Board of Directors regarding the performance targets to be used under our annual Executive Bonus Plan and the amounts of annual cash incentive awards and any discretionary bonus amounts to be made to our senior executives. Dr. Payson also makes recommendations to our Board of Directors regarding base salary adjustments for other executives based on his annual review of each executive’s performance. Our Board of Directors considers Dr. Payson’s recommendations and may exercise discretion in modifying his recommendations.

Compensation Elements

The following is a discussion and analysis of each component of our executive compensation program.

Base Salary

Base salary compensates executives for performing requirements of their positions and provides executives with a level of cash income predictability and stability with respect to a portion of their total compensation. Our Board of Directors believes that the level of an executive officer’s base salary should reflect that executive officer’s performance, experience and breadth of responsibilities, salaries for similar positions within the community and in our industry generally and any other factors relevant to that particular job. In determining applicable base salaries with respect to those named executive officers that were hired subsequent to the Merger, namely, Dr. Payson and Mr. Gallas, our Board of Directors also consulted with outside recruiters to ensure that we could recruit the candidate of our choice by offering a competitive base salary. In connection with the negotiation of Mr. Karkenny’s employment agreement, our Board of Directors increased his then annual base salary in order to provide an overall compensation package that would incentivize him to stay with us notwithstanding his entitlement to severance upon his resignation.

Base salaries may be adjusted annually and, in certain circumstances, adjusted mid-year to deal with competitive pressures or changes in job responsibilities, in the sole discretion of our Board of Directors. On June 28, 2010, in connection with our annual salary review date, our Board of Directors increased Mr. Greenleaf’s annual salary from $475,000 to $486,885 and Mr. Gallas’ annual salary from $525,000 to $551,250 in recognition of their performance. On November 30, 2010, in connection with the increased responsibilities entailed by his promotion to the additional position of Chief Operating Officer, our Board of Directors increased Mr. Greenleaf’s annual salary from $486,885 to $580,000. Other than these increases in Mr. Greenleaf’s and Mr. Gallas’ base salary, our Board of Directors did not make any adjustments to any of our named executive officers’ base salaries in 2010.

Bonuses

Annual Cash Incentive Compensation. Annual cash incentive awards are available to our named executive officers under our annual Executive Bonus Plan in order to motivate our executive officers to achieve short-term performance goals and tie a portion of their cash compensation to performance.

Under our Executive Bonus Plan for 2010 (the “2010 Bonus Plan”), each named executive officer other than Mr. Mastrovich, who was not eligible to participate in the 2010 Bonus Plan, was eligible to earn a cash incentive award based on achievement of performance targets for 2010. These performance targets were determined by our Board of Directors early in the year, after taking into consideration Dr. Payson and Mr. Karkenny’s recommendations and our budget for the year. The potential amount of the cash incentive award was based on a percentage of the executive officer’s base salary during 2010. The following table illustrates the potential cash incentive awards for our named executive officers other than Mr. Mastrovich as a percentage of their base salaries.

	Target Bonus Opportunity for achieving target performance	Maximum Bonus Opportunity for achieving maximum performance
Norman C. Payson, M.D.	100%	200%
Chris A. Karkenny	100%	200%
James G. Gallas	100%	150%
Daniel E. Greenleaf (1)	100%	150%

(1)

On November 30, 2010, in connection with his promotion to the additional position of Chief Operating Officer, our Board of Directors guaranteed that Mr. Greenleaf’s award under the 2010 Bonus Plan would be no less than $517,000.

In 2010, the cash incentive award opportunities were based on a company-wide Adjusted EBITDA target, an EBITDA target of the particular business for which the executive has primary responsibilities, an Adjusted Free Cash Flow target or a combination of one or more of these targets. The following table lists the performance metrics and relative weightings given thereto with respect to each of our named executive officers other than Mr. Mastrovich under the 2010 Bonus Plan. The weightings for each of Dr. Payson and Mr. Karkenny were changed from 100% for company-wide Adjusted EBITDA under the 2009 Bonus Plan to 80% for company-wide Adjusted EBITDA and 20% for Adjusted Free Cash Flow under the 2010 Bonus Plan to better align their incentives with those of our other incentive-eligible employees.

	Company-wide Adjusted EBITDA	EBITDA (1)	Adjusted Free Cash Flow
Norman C. Payson, M.D.	80%	—	20%
Chris A. Karkenny	80%	—	20%
James G. Gallas	80%	—	20%
Daniel E. Greenleaf (2)	24%	56%	20%

(1)

Represents the EBITDA of the particular business for which the executive has primary responsibilities. For Mr. Greenleaf, represents the EBITDA of our Home Infusion Therapy segment exclusive of the results of our Enteral business.

(2)

On November 30, 2010, in connection with his promotion to the additional position of Chief Operating Officer, our Board of Directors guaranteed that Mr. Greenleaf’s award under the 2010 Bonus Plan would be no less than $517,000.

Company-wide Adjusted EBITDA, as used under the 2010 Bonus Plan, is calculated as Adjusted EBITDA (as calculated under the indenture governing the Notes), further adjusted for certain items approved by our Board of Directors, such as loss on disposition of assets and other, employee severance costs, employee relocation costs and other income including joint ventures. Adjusted Free Cash Flow, as used under the 2010 Bonus Plan, is calculated as Free Cash Flow (as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”), further adjusted for certain items approved by our Board of Directors, such as equity compensation expense, costs incurred related to initiatives (other than employee severance costs and employee relocation costs), the Sponsor monitoring fee and unbudgeted initiative capital expenditures. The EBITDA of our Home Infusion Therapy segment exclusive of the results of our Enteral business is calculated as earnings before interest, taxes, depreciation and amortization of our Home Infusion Therapy segment exclusive of the results of our Enteral business.

Under our 2010 Bonus Plan, no cash incentive award was to be made with respect to any performance metric unless our actual company-wide Adjusted EBITDA for 2010 was above 90% of the target company-wide Adjusted EBITDA, and no cash incentive award was to be made with respect to any performance metric unless actual achievement of that metric was above 90% of the target. The target cash incentive award amount with respect to each performance metric was to be paid if the actual performance was 100% of the target, and the maximum cash incentive award amount with respect to each performance metric was to be paid if the actual performance was 120% of the target or above. Straight-line interpolation determines the cash payout for performance which falls between the threshold and target or between target and maximum.

Notwithstanding the establishment of the performance goals and the formula for determining the cash incentive award payment amounts as illustrated in the tables above, our Board of Directors may award lesser amounts under our annual Executive Bonus Plan to one or more named executive officers, if, in the exercise of its business judgment, our Board of Directors determines that they are warranted under the circumstances and in our best interest. In addition, our Board of Directors may award a discretionary bonus in addition to the amount the executive would be eligible to receive under our annual Executive Bonus Plan.

For 2010, our Board of Directors set a Company-wide Adjusted EBITDA target of $394.7 million, an Adjusted Free Cash Flow target of $136.4 million and an EBITDA target for our Home Infusion Therapy segment exclusive of the results of our Enteral business of $79 million.

In 2010, we achieved less than 90% of our company-wide Adjusted EBITDA target. Accordingly, our named executive officers did not earn awards under the 2010 Bonus Plan. Nonetheless, as permitted under the terms of the 2010 Bonus Plan, our Board of Directors decided to award discretionary bonuses equal to 50% of the target bonuses under the 2010 Bonus Plan. Accordingly, Dr. Payson will receive a discretionary bonus of $375,001, Mr. Karkenny will receive a discretionary bonus of $237,501 and Mr. Gallas will receive a discretionary bonus of $269,062. Mr. Greenleaf will receive a $517,000 bonus pursuant to the terms of his amended employment agreement. These bonus payments will be made to Dr. Payson and Mr. Karkenny on December 16, 2011, to Mr. Greenleaf on March 11, 2011, and to Mr. Gallas 50% on March 11, 2011 and 50% on December 16, 2011. Mr. Mastrovich was not eligible for a bonus because he resigned from his employment with us on March 15, 2010.

In making the determination to pay discretionary bonuses to Dr. Payson and Messrs. Karkenny and Gallas (and to other incentive-eligible employees other than the named executive officers), the Board of Directors considered the need to maintain a focused workforce and the negative impact that the lack of any bonus payout would have on employee morale. Our company undertook a number of major initiatives in 2010. Employees have maintained their commitment and dedication to the company and worked hard to implement these initiatives throughout 2010. Unfortunately, not all of the initiatives achieved the expected results (with a negative impact on our performance). The success or failure of these initiatives, however, was not directly under the control of many of the employees. Therefore, in order to motivate and retain our valued employees, to encourage them to maintain the determination and sense of urgency needed to meet immediate corporate objectives and to recognize their varied accomplishments in 2010, our Board of Directors concluded that a discretionary bonus payout of 50% of the target bonuses under the 2010 Bonus Plan was advisable.

The performance metrics, target levels and formula for determining payout amounts under the 2011 Executive Bonus Plan have not yet been established, although our Board of Directors has determined that Mr. Greenleaf’s maximum potential bonus in 2011 will be increased from 150% to 200% of his base salary if maximum achievement levels are reached. Our Board made this change in connection with Mr. Greenleaf’s promotion to the additional position of Chief Operating Officer.

Discretionary Bonus

In addition, Mr. Greenleaf was paid a one-time bonus of $150,000 on December 17, 2010 in connection with his promotion to the additional position of Chief Operating Officer on November 30, 2010. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010—Employment Agreements” for descriptions of Mr. Greenleaf’s revised employment agreement.

Long-Term Incentive Compensation

Following the Merger, our Board of Directors determined to grant to our management employees, including our named executive officers, long-term incentive awards that are designed to promote our interests by providing our management employees with the opportunity to acquire equity interests as an incentive for the person to remain in our service. Our Board of Directors granted these long-term incentive awards to our Chief Executive Officer, Dr. Payson, in the form of Class B Units of BP Healthcare, our ultimate parent, and to our other named executive officers in the form of Class B Units and Class C Units of Sky Acquisition LLC, our direct parent, and, in the case of Mr. Karkenny, Class A-2 Units of Sky Acquisition LLC as well, as further described below. Pursuant to a reorganization we implemented in March 2010, the Class A-2 Units, Class B Units and Class C Units of Sky Acquisition LLC were converted or exchanged into Class A-2 Units, Class B Units and Class C Units of Holdings. For purposes of the discussion of equity award grants under this “—Long-Term Incentive Compensation” section, our Board of Directors means our Board of Directors acting in its capacity as the board of directors of the applicable parent entity, unless the context indicates otherwise.

Class A-2 Units of Holdings are equity interests in Holdings and have economic characteristics that are similar to those of shares of common stock in a corporation. Certain of our executives have made equity investments in Holdings by purchasing Class A-2 Units of Holdings. In addition, our Board of Directors granted to Mr. Karkenny Class A-2 Units of Holdings, subject to vesting terms, similar to restricted common stock in a corporation. Mr. Karkenny’s Class A-2 Units vest if an initial public offering or change of control occurs and the valuation of Class A-1 Units of Holdings implied by the transaction exceeds 110% of the aggregate capital contributions of affiliates of the Sponsor for the Class A-1 Units. Mr. Karkenny does not need to be employed at the time of the initial public offering or change in control to vest.

Class B and Class C Units of Holdings are limited liability company profits interests having economic characteristics similar to stock appreciation rights and representing the right to share in any increase in the equity value of Holdings that exceeds specified thresholds. For a Class B Unit, the threshold is the value of a Class A Unit on the grant date which generally was $1.00, so a Class B Unit has a value at any given time equal to the value of a Class A Unit minus $1.00. For a Class C unit, the threshold was $2.00, so a Class C Unit has a value at any given time equal to the value of a Class A Unit minus $2.00. Some Class B Units have a higher threshold representing the estimated fair value of a Class A Unit on the applicable grant date.

The Class B Units of Holdings are divided into a time-vesting portion (2/3 of the Class B Units granted) and a performance-vesting portion (1/3 of the Class B Units granted). All Class C Units are performance-vesting. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010 Table—Terms of Equity Award Grants—Equity Units of Holdings Granted to Our Named Executive Officers (Other than Our Chief Executive Officer)” below for a discussion of the vesting and other terms of these equity units.

Our Board of Directors granted to Dr. Payson 38,697,318 Class B units of BP Healthcare in November 2008 with a grant date fair value of $13.9 million. These Class B Units are economically equivalent to the Class B Units of Holdings. These Class B Units are 80% time-vesting and 20% performance-vesting. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010 Table—Terms of Equity Award Grants—Equity Units of BP Healthcare Granted to Our Chief Executive Officer.” The Class B Units of BP Healthcare granted to Dr. Payson are designed to incentivize him to remain in our service and motivate him to focus on efforts that will increase the value of our equity over the long term.

Our Board of Directors granted to Mr. Karkenny 500,000 Class A-2 Units, 6,675,287 Class B Units and 2,225,096 Class C Units of Sky Acquisition LLC in December 2008 with an aggregate grant date fair value of $3 million. These units were converted or exchanged into Class A-2 Units, Class B Units and Class C Units of Holdings in connection with the March 2010 reorganization. The Class A-2 Units granted to Mr. Karkenny are designed to motivate him to focus on efforts that will deliver our financial success and also enable him to participate in our long-term growth. Our Board of Directors granted each of our other named executive officers a combination of Class B Units and Class C Units of Sky Acquisition LLC in March 2009 and, in the case of Mr. Gallas, in April 2009 in connection with the commencement of his employment. The aggregate grant date fair values of all such Class B and Class C Units were $3.4 million. These units were converted or exchanged into Class B and Class C Units of Holdings in connection with the March 2010 reorganization. The Class B Units and Class C Units granted to our named executive officers are designed to motivate them to focus on efforts that will increase the value of our equity while enhancing their retention. The specific sizes of the equity grants made to our named executive officers were determined in light of the Sponsor’s practices with respect to management equity programs at other private companies in its portfolio and the executive officer’s position and level of responsibilities with us. In addition, in the case of Dr. Payson, consideration was also given to his substantial equity investment in BP Healthcare, and in the case of Mr. Karkenny, consideration was also given to enhancing his retention following the Merger.

Subsequent to these initial grants of equity awards, our Board of Directors has not made additional grants of equity awards to our named executive officers other than grants on September 10, 2010 and December 15, 2010 to Mr. Greenleaf of Class B Units and Class C Units of Holdings. The September 10, 2010 grants consisted of 290,230 Class B Units and 96,743 Class C Units, and were made to recognize Mr. Greenleaf and other Home Infusion Therapy top management for exceeding year-to-date financial expectations for the Home Infusion Therapy segment and serve as an additional long-term retention incentive for these executives. The December 15, 2010 grants consisted of 872,193 Class B Units and 290,731 Class C Units and were made in connection with Mr. Greenleaf’s promotion to the additional position of Chief Operating Officer.

Broad-based Employee Benefits

We provide to all our employees, including our named executive officers, broad-based benefits that are intended to attract and retain employees while providing them with retirement and health and welfare security. Broad-based employee benefits include:

•	a 401(k) savings plan;

•	paid vacation, sick time and holidays;

•	medical, dental, vision, life and accident insurance, disability coverage, dependent care and healthcare flexible spending accounts; and

•	employee assistance program benefits.

Under our 401(k) savings plan, we match a portion of the funds set aside by the employee. At no cost to the employee, during 2010, we provided $10,000 in basic life and accident insurance coverage and $100,000 in business travel accident insurance. The employee may also select supplemental life and accident insurance, for a premium to be paid by the employee.

Supplemental Executive Benefits and Perquisites

We provide a nonqualified deferred compensation plan and modest perquisites which are also intended to attract and retain executives. The deferred compensation plan is intended to promote retention by providing to participants a long-term savings opportunity on a tax-efficient basis and is accomplished with only a modest administrative cost to us, as the employees’ deferrals are not matched by us. Under the deferred compensation plan, participants may defer certain portions of their salary, annual bonus and annual 401(k) savings plan refund offset amount, as more fully explained in the narrative following the “Nonqualified Deferred Compensation for 2010 Table” below.

Our named executive officers also receive modest perquisites provided or reimbursed by us. These perquisites include supplemental long-term disability coverage, executive medical and dental benefits and transportation-related benefits. In addition, Messrs. Gallas and Greenleaf have received relocation-related expense reimbursements and have received, or are eligible to receive, housing allowances. We provide these perquisites because they are cost-effective and promote retention and recruitment. These perquisites are reflected in the All Other Compensation column of the Summary Compensation Table and the accompanying footnote.

Severance Arrangements and Noncompetition Agreements

Our Board of Directors believes that severance arrangements are necessary to attract and retain the talent necessary for our long-term success. Our Board of Directors views our severance arrangements as recruitment and retention devices that help secure the continued employment and dedication of our named executive officers, including when we are considering strategic alternatives.

Each of our named executive officers (other than Mr. Mastrovich, who has resigned from his employment with us) has a severance arrangement with us either as part of his employment agreement or as a separate severance agreement. Under the terms of these severance arrangements, each named executive officer is entitled to severance benefits if he is terminated by us without cause or by him as a result of constructive termination or for good reason, as applicable. In connection with Mr. Mastrovich’s resignation, we entered into a general release of claims agreement with Mr. Mastrovich pursuant to which we agreed to pay him severance compensation. In addition, Messrs. Karkenny and Greenleaf have separate noncompetition agreements with us. These agreements provide for additional payments upon a termination of the executive’s employment by us without cause or by the executive for good reason, in each case, during a specified period.

The severance payments under these agreements are contingent upon the affected executive’s compliance with the post-termination restrictive covenants contained therein. See “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control—Severance Arrangements” for descriptions of these agreements.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for services rendered to us during 2009 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (3)($)	Total ($)
Norman C. Payson, M.D. Executive Chairman of the Board of Directors and Chief Executive Officer	2010	752,060	375,001	—	—	12,623	1,139,684
	2009	752,060	—	—	825,175	13,737	1,590,972

Chris A. Karkenny Executive Vice President and Chief Financial Officer	2010	476,305	237,501	—	—	12,918	726,724
	2009	476,305	2,100,000	—	514,173	13,273	3,103,751

James G. Gallas Executive Vice President and Chief Administrative Officer	2010	539,928	269,062	—	—	16,828	825,818
	2009	396,635	412,500	685,039	284,555	67,452	1,846,181

Daniel E. Greenleaf Chief Operating Officer and President, Home Infusion Therapy Segment	2010	490,597	667,000	639,333	—	18,609	1,815,539
	2009	476,305	—	1,219,933	617,019	69,633	2,382,890

Lawrence A. Mastrovich (4) Former President, Home Respiratory Therapy and Home Medical Equipment Segment	2010	116,000	—	—	—	2,081,831	2,197,831
	2009	581,593	—	1,501,456	637,291	23,730	2,744,070

(1)

Amounts included in this column for 2010 reflect a one-time bonus of $150,000 for Mr. Greenleaf, a guaranteed minimum bonus of $517,000 for Mr. Greenleaf and discretionary bonus payments under the 2010 Bonus Plan to Dr. Payson and Messrs. Karkenny and Gallas. See the discussion under “Compensation Discussion and Analysis—Compensation Elements—Bonuses.”

(2)

Amounts included in this column reflect the aggregate grant date fair value of Class B Units and Class C Units of Holdings granted during 2010, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”), excluding the effect of estimated forfeitures, utilizing the assumptions discussed in Note 8 to our financial statements for the year ended December 31, 2010. With respect to the performance-vesting Class B Units and Class C Units, the estimate of the grant date fair value determined in accordance with FASB ASC Topic 718 assumes the vesting of 100% of the units awarded. The values of the performance-vesting Class B and Class C Units at the grant date assuming achievement of the highest performance conditions are not determinable because there are no maximum performance conditions under the terms of Class B and Class C Units. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010 Table —Terms of Equity Awards—Equity Units of Holdings Granted to Our Named Executive Officers Other than Our Chief Executive Officer.”

(3)

Amounts reported in this column for each of the named executive officers include the premiums paid by us on behalf of the executive officer for executive medical insurance and executive dental insurance coverage. In addition, they include:

•

For Mr. Karkenny – premiums paid by us on behalf of Mr. Karkenny for the executive long-term disability insurance coverage and gas card/toll road fees paid by us and the related amount of tax gross-up;

•	For Mr. Gallas – gas card fees paid by us and the related amount of tax gross-up;
•	For Mr. Greenleaf – premiums paid by us on behalf of Mr. Greenleaf for the executive long-term disability insurance coverage and gas card fees paid by us and the related amount of tax gross-up; and
•

For Mr. Mastrovich – severance in the amount of $2,074,839, premiums paid by us on behalf of Mr. Mastrovich for the executive long-term disability insurance coverage and gas card/toll road fees paid by us and the related amount of tax gross-up.

Each perquisite was valued at the actual amount paid to the provider by us on behalf of the named executive officer.

(4)

Mr. Mastrovich resigned from his employment with us on March 15, 2010. The severance compensation we agreed to pay him is reflected in the All Other Compensation column and in the “Potential Payments Upon Termination or Change-in-Control” section.

Grants of Plan-Based Awards in 2010

The following table provides supplemental information relating to grants of plan-based awards made to our named executive officers during 2010.

Name	Grant Date	Approval Date	Type of Award	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (4) (#)	Grant Date Fair Value of Stock and Option Awards (5) ($)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (3) (#)	Maximum (#)
Norman C. Payson, M.D.					750,002	1,500,004
Chris A. Karkenny					475,002	950,004
James G. Gallas					538,123	807,185
Daniel E. Greenleaf (2)					487,752	731,628

	9/10/10	8/18/10	Class B					96,743		193,487	$127,701

	9/10/10	8/18/10	Class C					96,743			$31,925

	12/15/10	11/30/10	Class B					290,731		581,462	$383,765

	12/15/10	11/30/10	Class C					290,731			$95,941

Lawrence A. Mastrovich

(1)

Reflects possible payouts under our 2010 Bonus Plan. See “Compensation Discussion and Analysis—Compensation Elements—Bonuses—Annual Cash Incentive Compensation” for a discussion of target and maximum cash incentive compensation payouts. The 2010 Bonus Plan does not provide for any threshold bonus amounts. As noted above, our Board of Directors decided to award to each of the named executive officers other than Messrs. Greenleaf and Mastrovich discretionary bonuses equal to 50% of their target bonuses under the 2010 Bonus Plan. These amounts are reflected in the Bonus column of the Summary Compensation Table.

(2)

On November 30, 2010, in connection with his promotion to the additional position of Chief Operating Officer, our Board of Directors guaranteed that Mr. Greenleaf’s award under the 2010 Bonus Plan would be no less than $517,000.

(3)	Reflects the number of performance-vesting Class B Units and Class C Units of Holdings granted during 2010.

(4)	Reflects the number of time-vesting Class B Units of Holdings granted during 2010.

(5)

Represents the aggregate grant date fair value of Class B Units or Class C Units, as applicable, calculated in accordance with FASB ASC Topic 718, utilizing the assumptions discussed in Note 8 to our financial statements for the year ended December 31, 2010. With respect to the performance-vesting Class B Units and Class C Units which are reflected under “Estimated Future Payouts Under Equity Incentive Plan Awards,” the estimate of the grant date fair value determined in accordance with FASB ASC Topic 718 assumes the vesting of 100% of the units awarded.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010

Employment Agreements

Norman C. Payson

Apria and its indirect parent entity, BP Healthcare, entered into an employment agreement, effective October 28, 2008, with Dr. Payson pursuant to which Dr. Payson serves as our Chief Executive Officer and Executive Chairman of our Board of Directors. His employment agreement has a four-year term with automatic annual renewals and also contains the terms summarized below.

Compensation Arrangements

•	base salary at the annual rate of $750,000, subject to increases as determined by the Board of Directors;

•	target annual bonus award of 100% of base salary (and a maximum bonus award of 200% of base salary), based upon certain performance goals established by our Board of Directors;

•	eligibility for equity award grants as determined by our Board of Directors;

•	participation in our employee benefit plans; and

•

reimbursement for reasonable and customary business expenses, as well as reimbursement for his private airplane operating expenses relating to business travel up to a maximum of $1.55 million per year.

Termination Provisions

Generally, either party may terminate Dr. Payson’s employment agreement at any time, but Dr. Payson must provide 60 days advance written notice to us of his resignation. See “Potential Payments upon Termination or Change-in-Control—Severance Arrangements” for a description of the severance provisions related to Dr. Payson’s termination of employment.

In addition, if Dr. Payson resigns, or we remove him, from the position of Chief Executive Officer of Apria and/or Sky Acquisition LLC but the party initiating such action notifies the other party that it desires Mr. Payson to continue to serve as the Executive Chairman of the Board of Directors of Apria or the Chairman of the Board of Directors of Sky Acquisition, then we must terminate his employment agreement and enter into a services agreement with Dr. Payson, pursuant to which he would continue to serve as the Executive Chairman of the Board of Directors of Apria and the Chairman of the Board of Directors of Sky Acquisition and serve as a senior advisor to BP Healthcare, and we would pay him $500,000 per year for his services to Apria. The services agreement would terminate on October 28, 2012, unless earlier terminated by either party or extended by mutual agreement of the parties thereto.

Chris A. Karkenny

Apria entered into an employment agreement, effective October 28, 2008, with Mr. Karkenny pursuant to which Mr. Karkenny continues to serve as our Chief Financial Officer. His employment agreement has a five-year term with automatic annual renewals and also contains the terms summarized below.

Compensation Arrangements

•	base salary at the annual rate of $475,000 after December 31, 2008, subject to increases as determined by our Board of Directors;

•	target annual bonus award of 100% of base salary (and a maximum bonus award of 200% of base salary), based upon certain performance goals established by our Board of Directors;

•	eligibility for equity award grants as determined by our Board of Directors;

•	retention bonus payment of $2,100,000, payable on January 5, 2009, subject to a claw-back obligation described below;

•	participation in our employee benefit plans; and

•	reimbursement of reasonable and customary business expenses.

Notwithstanding the foregoing, the agreement provides that in the event Mr. Karkenny terminates his employment with Apria, other than his resignation as a result of a “constructive termination”, or upon his death or disability, in each case prior to March 31, 2010, he is required to pay to Apria the amount by which $2,100,000 exceeds the product of (x) $140,000 and (y) the number of full months following January 1, 2009 that he was continuously employed by Apria.

Termination Provisions

Generally, either party may terminate Mr. Karkenny’s employment agreement at any time, but Mr. Karkenny must provide 30 days advance written notice to Apria of his resignation. See “Potential Payments Upon Termination or Change-in-Control—Severance Arrangements” for a description of the severance provisions related to Mr. Karkenny’s termination of employment.

James G. Gallas

Apria entered into an offer letter, dated March 10, 2009, with Mr. Gallas pursuant to which Mr. Gallas serves as our Chief Administrative Officer. Mr. Gallas’ employment with Apria is on an “at-will” basis. His offer letter contains the terms summarized below.

Compensation Arrangements

•	base salary at the annual rate of $525,000, subject to merit based wage adjustments consistent with other senior executives under our wage administration policy;

•	target annual bonus award of 100% of base salary (and a maximum bonus award of 150% of base salary), with a guaranteed minimum bonus of $262,500 for the plan year 2009;

•

a sign-on bonus of $150,000, a portion of which is required to be refunded to Apria on a ratable basis if he voluntarily terminates his employment or is terminated for misconduct before completing 24 months of employment;

•	eligibility for equity award grants equal to 0.365% of the fully diluted ownership of Holdings;

•	participation in our employee benefit plans; and

•

relocation benefits, including reasonable air, hotel, meal and transportation expenses associated with his temporary commute from Ohio to Southern California up to the time of completion of relocation and six months of temporary housing expenses in the Southern California area up to $5,000 per month.

Termination Provisions

We also entered into a severance agreement, dated March 10, 2009, with Mr. Gallas. See “Potential Payments Upon Termination or Change-in-Control—Severance Arrangements” for a description of the severance provisions contained in his severance agreement.

Daniel E. Greenleaf

In connection with his promotion to the additional position of Chief Operating Officer, Mr. Greenleaf’s employment agreement was amended and restated effective as of November 30, 2010. Mr. Greenleaf’s employment with Apria is on an “at-will” basis. His employment agreement contains the terms summarized below.

Compensation Arrangements

•	base salary at the annual rate of $580,000, subject to increases from time to time by Apria;

•	target annual bonus award of 100% of base salary (and a maximum award of 200% of base salary), with a guaranteed minimum bonus of $517,000 for the plan year 2010;

•	a one-time signing bonus of $150,000;

•

eligibility for equity award grants equal to 0.15% of the fully diluted ownership of Holdings to consist of 872,193 Class B Units of Holdings and 290,731 Class C Units of Holdings (in addition, if Mr. Greenleaf relocates his principal residence to California on a permanent basis during 2011 or if there is a change of control of the company prior to any such relocation, Mr. Greenleaf will receive another 0.15% of the fully diluted ownership of Holdings at that time);

•	participation in our employee benefit plans; and

•

eligibility for a housing allowance of $5,000 per month for a period of six months pending the possible relocation of his principal residence to be proximal to our headquarters in Lake Forest, California and, prior to such relocation, reimbursement of reasonable costs for Mr. Greenleaf’s spouse and children to travel periodically between Denver and California.

Termination Provisions

Generally, either party may terminate Mr. Greenleaf’s employment agreement at any time, by giving the other party at least 30 days advance written notice. In connection with his promotion to the additional position of Chief Operating Officer, Mr. Greenleaf’s employment agreement was amended to provide that, upon the termination of his employment without “cause” or for “good reason” (as such terms are defined in his employment agreement), he will be entitled to receive, subject to his compliance with a noncompetition and non-solicitation agreement, severance payments in an aggregate amount equal to two times the sum of (1) his annual base salary at the rate in effect at the time of termination, (2) his target annual bonus, which shall be equal to 100% of such annual base salary and (3) his annual cost to obtain medical, dental and vision insurance under COBRA, including the cost of his participation in the senior executive medical and dental programs. His previous employment agreement provided that the bonus component of his severance would be based on the average of his annual bonuses paid or payable with respect to the two most recently completed fiscal years rather than his target annual bonus. See “Potential Payments Upon Termination or Change-in-Control—Severance Arrangements” for a description of the severance provisions related to Mr. Greenleaf’s termination of employment.

Terms of Equity Awards

Equity Units of BP Healthcare Granted to Our Chief Executive Officer

Vesting Terms

The Class B Units of BP Healthcare granted to our Chief Executive Officer are 80% time-vesting and 20% performance-vesting. The time-vesting units vest over 4 years starting on October 28, 2008 in quarterly tranches but will become fully vested on an accelerated basis either (x) upon a change in control while he continues to provide services to us or (y) if affiliates of the Sponsor receive cash proceeds in respect of 50% of their units in BP Healthcare equal to at least 200% of their aggregate capital contributions in respect of such units while he continues to provide services to us. In addition, if his services are terminated (a) by us without “cause” or (b) by him as a result of “constructive termination,” an additional number of these time-vesting Class B Units will vest equal to the number that would have vested over the 24-month period following the applicable termination date. Any of these time-vesting Class B Units that are unvested on termination of his services will be forfeited.

One-half of the performance-vesting Class B Units granted to our Chief Executive Officer vest only if affiliates of the Sponsor receive cash proceeds equal to at least 200% of their aggregate capital contributions in respect of all of their units in BP Healthcare and the other half vest only if they receive cash proceeds equal to at least 300% of their aggregate capital contributions in respect of all of their units in BP Healthcare. Any of these performance-vesting units that are unvested upon a termination of his services (x) by us without “cause,” (y) by him as a result of “constructive termination” or (z) by him for any reason on or following October 28, 2012 will remain outstanding until the second anniversary of the applicable termination date (unless they vest prior to that date). If the performance-vesting units do not vest by such anniversary, then they will be immediately forfeited.

Put and Call Rights

Prior to our initial public offering, if the Chief Executive Officer’s employment is terminated due to death or disability, he has the right, subject to certain limitations, for a specified period following the termination date, to cause us to purchase on one occasion all, but not less than all, of his vested Class B Units at the fair market value of such units. Our Chief Executive Officer does not have the right to require us to repurchase the Class A-2 units of BP Healthcare that he purchased.

If the Chief Executive Officer’s employment is terminated by us “for cause,” due to his death or disability or, prior to the fourth anniversary of the vesting date, by him (other than as a result of constructive termination), then we have the right for a specified period following the termination to cause the Chief Executive Officer (or his permitted transferees) to sell to us all vested Class B units held by him at (1) the lesser of fair market value thereof and cost, in the event of termination for cause, which means that such vested units will be effectively forfeited or (2) the fair market value thereof, in the event of termination due to death or disability or voluntary termination (other than as a result of constructive termination) prior to the fourth anniversary of the vesting date.

Equity Units of Holdings Granted to Our Named Executive Officers Other than Our Chief Executive Officer

Vesting Terms

Class A-2 Units. Class A-2 Units of Holdings held by Mr. Karkenny vest if an initial public offering or change of control occurs and the valuation of Class A-1 Units of Holdings implied by the transaction exceeds 110% of the aggregate capital contributions of affiliates of the Sponsor for the Class A-1 Units. Mr. Karkenny does not need to be employed at the time of our initial public offering or change in control to vest. The Class A-2 Units will be forfeited if an initial public offering or change of control occurs at a valuation that does not result in vesting.

Class B Units. The Class B Units of Holdings granted to all of our named executive officers other than our Chief Executive Officer are divided into a time-vesting portion (2/3 of the Class B Units granted) and a performance-vesting portion (1/3 of the Class B Units granted). The time-vesting portion of these Class B Units vest over 5 years, with 20% vesting on the 12-month anniversary of the later of (x) October 28, 2008 and (y) the date of the executive’s commencement of employment with us and the remainder in quarterly tranches thereafter, except that in the case of Mr. Karkenny, they vest over 57 months, with 25% vesting on October 28, 2009 and the remainder in quarterly tranches thereafter, in each case subject to the executive officer’s continued employment through each vesting date. Notwithstanding the foregoing, the time-vesting Class B units of Holdings will become fully vested on an accelerated basis upon a change in control while the executive continues to provide services to us.

The performance-vesting portion of these Class B Units vest only if affiliates of the Sponsor receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of 25% of its units equal to 200% of its aggregate capital contributions for such units.

Class C Units. All Class C Units of Holdings are performance-vesting and have the same vesting terms as the performance-vesting Class B Units.

Any of the Class B Units or Class C Units that are unvested on termination of the executive’s services will be forfeited.

Put and Call Rights

Prior to an initial public offering, if the executive’s employment is terminated due to death or disability, he has the right, subject to certain limitations, for a specified period following the termination date, to cause us to purchase on one occasion all, but not less than all, of his vested Class A-2, Class B or Class C Units at the fair market value thereof.

If the executive’s employment is terminated due to (1) death or disability, (2) by us without cause, (3) voluntarily as a result of constructive termination or (4) voluntarily (other than as a result of a constructive termination) after the later of (x) October 28, 2010 and (y) the second anniversary of the date the executive commenced his employment with us or, in the case of Mr. Karkenny, after January 28, 2010, or the executive engages in any conduct that would be a violation of a restrictive covenant set forth in the management unit subscription agreement but for the fact that the conduct occurred outside the relevant periods, then we have the right to purchase all of the executive’s vested Class B or Class C Units at the fair market value thereof.

If the executive’s employment is terminated (1) by us for “cause” or (2) voluntarily (other than as a result of a constructive termination) on or before the later of (x) October 28, 2010 and (y) the second anniversary of the date the executive commenced employment with us or, in the case of Mr. Karkenny, on or before January 28, 2010, or the executive breaches any of the restrictive covenants set forth in the management unit subscription agreement, then we have the right to purchase all of the executive’s vested Class B or Class C Units at the lesser of fair market value thereof and cost, which means that such vested Class B or Class C Units will be effectively forfeited.

Restrictive Covenants

As a condition of receiving the units, our named executive officers have agreed to certain restrictive covenants, including confidentiality of information, noncompetition, non-solicitation and non-disparagement covenants in the management unit subscription agreements. As described above, we have the right to purchase our named executive officers’ vested units in the event of breach of these restrictive covenants either within or outside the periods covered by the restrictive covenants.

Outstanding Equity Awards at 2010 Fiscal-Year End

The following table provides information regarding outstanding equity awards made to our named executive officers as of December 31, 2010. The equity awards held by Dr. Payson are Class B Units of BP Healthcare, and the equity awards held by the other named executive officers are Class B and Class C Units of Holdings.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (2) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Norman C. Payson M.D.	11/24/2008	15,478,927	(4)	7,739,463	(4)
Chris A. Karkenny	12/19/2008	2,447,606	(4)	4,950,192	(4)
James G. Gallas	4/29/2009	988,716	(4)	1,412,452	(4)
Daniel A. Greenleaf	(3)	2,284,145	(4)	3,290,274	(4)
Lawrence A. Mastrovich		0	0	0	0

(1)

Reflects time-vesting Class B Units that have not vested. The following provides information with respect to the vesting schedule of the time-vesting Class B Units that have not vested as of December 31, 2010:

•	Dr. Payson – 1,934,866 units vest every three months starting on January 28, 2010 until all of them vest on October 28, 2012.
•	Mr. Karkenny – 222,510 units vest every three months starting on January 28, 2010 until all of them vest on July 28, 2013.
•	Mr. Gallas – 282,490 units vested on April 29, 2010 and 70,623 units vest every three months starting on July 29, 2010 until all of them vest on April 29, 2014.
•

Mr. Greenleaf – For the units granted on March 11, 2009, 125,766 units vest every three months starting on January 28, 2010 until all of them vest on October 28, 2013. For the units granted on September 10, 2010, 38,697 units will vest on September 10, 2011 and 9,674 units will vest every three months starting on December 10, 2011 until all of them vest on September 10, 2015. For the units granted on December 15, 2010, 116,292 units will vest on December 15, 2011 and 29,073 units will vest every three months starting on March 15, 2012 until all of them vest on December 15, 2015.

Vesting will be accelerated under specified events while the executive continues to provide services to us, as described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010 Table—Terms of Equity Awards.”

(2)

Reflects performance-vesting Class B Units and Class C Units and, with respect to Mr. Karkenny, Class A-2 Units. The terms of these performance-vesting units are described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010 Table—Terms of Equity Awards.”

(3)	Mr. Greenleaf received grants of equity awards on March 11, 2009, September 10, 2010 and December 15, 2010.

(4)

Because there was no public market for Class B Units of Holdings and BP Healthcare or the Class C Units of Holdings as of December 31, 2010, the market values of such units are not determinable. For purposes of FASB ASC Topic 718, the grant date fair value of Dr. Payson’s Class B Units was $0.36 per unit, the grant date fair value of Mr. Karkenny’s Class A-2, Class B and Class C Units were $0.75 per unit, $0.35 per unit and $0.15 per unit, respectively, and the grant date fair value for Messrs. Gallas, Greenlaf and Mastrovich’s 2009 Class B and Class C units were $0.28 per unit and $0.13 per unit. Mr. Greenleaf’s 2010 Class B and Class C units had a grant date fair value of $0.44 per unit and $0.33 unit.

Option Exercises and Stock Vested in 2010

The following table provides information regarding the number of equity units that vested for our named executive officers during 2010. The equity units are Class B Units of BP Healthcare for Dr. Payson and Class B Units of Holdings for the other named executive officers.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Norman C. Payson, M.D.	7,739,464	(1)
Chris A. Karkenny	890,039	(1)
James G. Gallas	423,736	(1)
Daniel A. Greenleaf	503,065	(1)
Lawrence A. Mastrovich	154,789	(1)

(1)

Because there was no public market for the Class B Units of Holdings and BP Healthcare as of the vesting dates, the market values of such units are not determinable. For purposes of FASB ASC Topic 718, the grant date fair value of Dr. Payson’s Class B Units was $0.36 per unit, the grant date fair value of Mr. Karkenny’s Class B Units was $0.35 per unit and the grant date fair value for Messrs. Gallas, Greenlaf and Mastrovich’s 2009 Class B units was $0.28 per unit. Mr. Greenleaf’s 2010 Class B units had a grant date fair value of $0.44 per unit.

Pension Benefits for 2010

We do not offer pension benefits to our named executive officers.

Nonqualified Deferred Compensation for 2010

The following table provides information regarding activity in our nonqualified deferred compensation plan for the named executive officers during 2010.

Name	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (1) ($)
Norman C. Payson, M.D.	—	—	—	—	—
Chris A. Karkenny	—	—	—	—	—

James G. Gallas	—	—	—	—	—

Daniel A. Greenleaf	68,285	—	5,854	—	74,139
Lawrence A. Mastrovich	8,005	—	148	396,314	—

(1) The amounts in the Executive Contributions in Last FY column were reported in the Summary Compensation Table in the Salary column. The amounts in the Aggregate Earnings in Last FY Column have not been included in the Summary Compensation Table. The amount in the Aggregate Balance at Last FYE was not included in the Summary Compensation Table for previous years.

Under our nonqualified deferred compensation plan, the participants may defer up to 50% of their salary, up to 100% of their annual bonus, and 100% of their annual 401(k) savings plan refund offset amount, the latter of which is an amount equal to their refund (if any) from our 401(k) savings plan. Returns on deferrals in an individual’s account under the nonqualified deferred compensation plan are credited or debited based on the performance of hypothetical measurement funds selected by the individual, which selection can be changed as often as daily, from a menu of options offered in connection with the plan. We do not match amounts that are deferred by employees pursuant to the nonqualified deferred compensation plan.

An individual may choose to receive distributions in either a lump sum or in annual installments at death, retirement, or termination of employment with us or, in the event of an in-service distribution, at a date specified by the individual at least three years after the end of the year in which the deferral is made. An individual may also receive a distribution if he or she experiences an unforeseeable financial emergency, as defined in the nonqualified deferred compensation plan.

Potential Payments Upon Termination or Change-in-Control

The following table describes the potential payments and benefits that would have been payable to our named executive officers under existing plans and contractual arrangements assuming (1) a termination of employment and (2) a change of control occurred on December 31, 2010. We have also separately described the amounts we agreed to pay to Mr. Mastrovich pursuant to the general release of claims agreement, dated as of March 15, 2010.

The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the named executive officers. These include accrued salary, distributions of plan balances under our 401(k) savings plan and distributions of plan balances under the non-qualified deferred compensation plan. Furthermore, the amounts shown in the table do not include amounts that may be payable to a named executive officer upon the sale or purchase of his vested equity units pursuant to the exercise of the put or call rights described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010 Table—Terms of Equity Awards.”

Name	Unpaid Annual Bonus ($)	Cash Severance Payment ($) (1)	Continuation of Group Health Plans ($) (2)	Total Termination Benefits (Excluding Accelerated Vesting of Equity Awards) ($) (3)
Norman C. Payson, M.D. Without Cause or as a result of Constructive Termination	375,001	—	17,826	392,827

Chris A. Karkenny Without Cause or as a result of Constructive Termination	237,501	2,650,000	36,538	2,924,039

James G. Gallas Without Cause or with Good Reason	—	985,341	—	985,341

Daniel A. Greenleaf Without Cause or with Good Reason	—	3,121,218	—	3,121,218

(1)	Cash severance payment includes the following:

•

Mr. Karkenny — (1) two times the sum of (x) his annual base salary rate of $475,000 and (y) his target annual bonus of $475,000 and (2) only in the event there has been a change of control within the preceding two years, $750,000 payable under the noncompetition agreement we entered into with him prior to the Merger;

•

Mr. Gallas — (1) one times his annual base salary rate of $551,250, (2) the average of his target bonus for 2009 and his actual bonus for 2010 ($397,031) and (3) an amount equal to the annual cost of providing him with a continuation of medical, dental and vision insurance under COBRA, including the cost of his participation in the senior executive medical and dental programs ($37,060); and

•

Mr. Greenleaf — (1) two times the sum of (x) his annual base salary rate of $580,000, (y) his target annual bonus of $580,000 and (z) an amount equal to the annual cost of providing him with a continuation of medical, dental and vision insurance under COBRA, including the cost of his participation in the senior executive medical and dental programs ($25,609) and (2) only in the event there has been a change of control within the preceding two years, $750,000 payable under the noncompetition agreement we entered into with him prior to the Merger.

(2)

Reflects the cost of providing the executive officer with a continuation of medical, dental and vision insurance under COBRA, including the cost of his participation in the senior executive medical and dental programs, for one year after termination in the case of Dr. Payson and for two years after termination in the case of Mr. Karkenny. We have included such costs because notwithstanding the specific contractual provisions in the applicable named executive officer’s employment agreement or severance agreement, we would pay out such amounts in the event the named executive officers were terminated under the scenarios illustrated in the table above.

(3)

If Dr. Payson were terminated by us without cause or by him as a result of constructive termination, an additional number of his time-vesting Class B Units of BP Healthcare equal to the number that would have vested over the 24-month period following the termination date would become immediately vested. Total termination benefits for Dr. Payson excludes the market value of 15,478,927 such unvested time-vesting Class B Units that would become immediately vested. Because there was no public market for the Class B Units of BP Healthcare as of December 31, 2010, the market value as of that date is not determinable.

In addition, upon a change of control, our other named executive officers’ unvested time-vesting Class B Units of Holdings would become immediately vested. As of December 31, 2010, the number of Class B Units that were subject to acceleration of vesting upon a change of control was as follows: Mr. Karkenny — 2,447,606; Mr. Gallas — 988,716 and Mr. Greenleaf — 2,284,145. Because there was no public market for the Class B Units of Holdings as of December 31, 2010, the market value as of that date is not determinable. For purposes of FASB ASC Topic 718, the grant date fair value of each of Class B Unit of Holdings was $0.35 per unit for Mr. Karkenny and $0.28 per unit for Messrs. Gallas and Mastrovich. Mr. Greenleaf’s grant date fair value of each Class B Unit of Holdings was $0.28 for his 2009 grants and $0.44 for his 2010 grants.

Severance Arrangements

Norman C. Payson

Pursuant to the terms of Dr. Payson’s employment agreement, if Dr. Payson’s employment is terminated without “cause” by Apria or by him as a result of a “constructive termination,” Dr. Payson will be entitled to receive the following benefits:

•	a pro rata portion of an annual bonus in respect of the year of termination; and

•

continued coverage under our group health plans until the earlier of (x) 12 months from the date of his s termination of employment with Apria and (y) the date he is or becomes eligible for comparable coverage under health plans of another employer.

The amounts payable to Dr. Payson upon a termination of employment described above are subject to Dr. Payson providing a release of all claims to us. Following termination without cause or as a result of a constructive termination, except as set forth above, Dr. Payson will have no further rights to any compensation or any other benefits under his employment agreement.

Furthermore, if Dr. Payson fails to comply with the non-competition, non-solicitation and confidentiality covenants contained in his employment agreement, we have the right to terminate the payments described above. The confidentiality covenant has an indefinite term, whereas the non-competition and non-solicitation covenants have terms of 12 and 24 months, respectively. The term of a particular covenant will be extended by the length of any period that Dr. Payson is in breach of such covenant; however, we have the right to waive a breach of any covenant by Dr. Payson.

In addition, pursuant to the terms of Dr. Payson’s employment agreement, if Dr. Payson resigns, or we remove him, from the position of Chief Executive Officer of Apria and/or Sky Acquisition, and we terminate his employment agreement and enter into a services agreement with him, then we would pay him $500,000 per year for his services to Apria under the services agreement. Any such resignation by Dr. Payson does not constitute “cause” and any such removal by us does not constitute “constructive termination” under the terms of his employment agreement. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010 Table—Employment Agreements—Norman C. Payson.”

For purposes of Dr. Payson’s employment agreement, “cause” means (1) Dr. Payson’s willful and continued failure to substantially perform his duties to us or our affiliates (other than as a result of total or partial incapacity due to physical or mental illness or as a result of him resigning as our Chief Executive Officer); (2) his engagement in fraud or willful dishonesty (other than dishonesty that has no material detrimental impact on our reputation or business and our affiliates); (3) any act on the part of Dr. Payson that constitutes a felony (other than traffic offenses) or its equivalent under applicable non-U.S. law or (4) his material breach of the restrictive covenant provisions of the agreement; provided, further, that “cause” ceases to exist for an event on the 90th day following the later of its occurrence or the knowledge thereof by a majority of our Board of Directors, unless we or our affiliates have given him written notice thereof prior to such date.

For purposes of Dr. Payson’s employment agreement, “constructive termination” means the occurrence of one of the following: (1) our failure to pay or cause to be paid Dr. Payson’s base salary, annual bonus (if any) or reimbursable expenses when due; (2) except in certain circumstances, a reduction in his base salary or target annual bonus; (3) any substantial and sustained diminution in his authority or responsibilities; (4) any material breach by us of any material agreement with him; provided that none of these events shall constitute constructive termination unless we fail to cure such event within 30 days after receipt from him of written notice specifying in reasonable detail the event which constitutes constructive termination; provided, further, that “constructive termination” ceases to exist for an event on the 90th day following the later of its occurrence or his knowledge thereof, unless he has given Apria written notice thereof prior to such date.

Chris A. Karkenny

Pursuant to the terms of Mr. Karkenny’s employment agreement, if Mr. Karkenny’s employment is terminated without cause by Apria or by him as a result of a constructive termination, Mr. Karkenny will be entitled to receive the following severance benefits:

•	a pro rata portion of an annual bonus in respect of the year of termination;

•

subject to his compliance with the restrictive covenants described below, an amount, payable over 24 months, equal to two times the sum of (x) his annual base salary and (y) his target annual bonus; and

•

continued coverage under our group health plans until the earlier of (x) 24 months from his date of termination of employment with Apria and (y) the date he is or becomes eligible for comparable coverage under health plans of another employer.

The amounts payable to Mr. Karkenny upon a termination of employment described above are subject to Mr. Karkenny providing a release of all claims to us. Following termination without cause or as a result of a constructive termination, except as set forth above, Mr. Karkenny will have no further rights to any compensation or any other benefits under his employment agreement.

Furthermore, the payment of severance compensation equal to two times the sum of (x) his annual base salary and (y) his target annual bonus described above is contingent upon Mr. Karkenny’s continued compliance with the non-competition, non-solicitation, non-disparagement and confidentiality covenants contained in his employment agreement. The confidentiality covenant has an indefinite term, and the non-competition, non-disparagement and non-solicitation covenants each have a term of eighteen months. The term of a particular covenant will be extended by the length of any period that Mr. Karkenny is in breach of such covenant.

In addition, pursuant to the terms of Mr. Karkenny’s employment agreement, if Mr. Karkenny had terminated his employment prior to March 31, 2010, other than as a result of “constructive termination” or upon his death or disability, he would have been required to pay to us a portion of his $2,100,000 retention bonus equal to the amount by which $2,100,000 exceeds the product of (x) $140,000 and (y) the number of full months following January 1, 2009 that he was continuously employed by us.

For purposes of Mr. Karkenny’s employment agreement, “cause” generally means that our Board of Directors has determined that Mr. Karkenny has (1) engaged in or committed willful misconduct; (2) engaged in or committed theft, fraud or other illegal conduct; (3) refused or demonstrated an unwillingness to substantially perform his duties for a 30-day period after written notice from Apria; (4) refused or demonstrated an unwillingness to reasonably cooperate in good faith with certain investigations; (5) engaged in or committed insubordination; (6) engaged in or committed any willful act that is injurious to our reputation or business; (7) willfully violated his fiduciary duty or his duty of loyalty to us or our Code of Ethical Business Conduct in any material respect; (8) used alcohol or drugs (other than prescribed drugs for their intended purpose) in a manner which materially and repeatedly interferes with the performance of his duties; or (9) engaged in or committed a material breach of his employment agreement for a 30-day period after written notification is delivered by us.

For purposes of Mr. Karkenny’s employment agreement, “constructive termination” means the occurrence of one of the following: (1) our failure to pay or cause to be paid Mr. Karkenny’s base salary, annual bonus (if any) or retention payments when due; (2) a reduction in Mr. Karkenny’s retention payments, base salary or target annual bonus; (3) any substantial and sustained diminution in his authority or responsibilities; (4) a material reduction in, or the failure of Apria to provide in all material respects, the employee benefits to which he is entitled to or receiving as of the date hereof (excluding any reductions generally applicable to all senior executives); (5) a relocation of his principal place of business which will result in an increase by more than 30 miles in his one-way commute; (6) a reduction in his title or a material reduction in the nature, status or scope of his authorities, duties and/or responsibilities; (7) the failure of a successor employer to Apria to assume Mr. Karkenny’s employment agreement in writing; (8) our delivery of a written notice to not extend the employment term; or (9) his not being the Executive Vice President and Chief Financial Officer of the operating entity following the occurrence of a change of control; provided that none of these events shall constitute constructive termination unless we fail to cure such event within 30 days after receipt from him of written notice specifying in reasonable detail the event which constitutes constructive termination; provided, further, that “constructive termination” shall cease to exist for an event on the 90th day following the later of its occurrence or his knowledge thereof, unless he has given Apria written notice thereof prior to such date.

James G. Gallas

Pursuant to the terms of Mr. Gallas’ severance agreement, either party may terminate Mr. Gallas’s employment at any time. If Mr. Gallas’ employment is terminated without cause by Apria or with good reason by Mr. Gallas, then the terminating party must give the other party at least 30 days advance written notice.

If Mr. Gallas’ employment is terminated without cause by us or terminated with good reason by Mr. Gallas, he will be entitled to receive a severance payment equal in the aggregate to the sum of:

•	his annual base salary at the rate in effect at the time of termination;

•	the average of his two most recent annual bonuses, if any, received prior to termination; and

•

an amount equal to the annual cost of providing him with a continuation of medical, dental and vision insurance under COBRA, including the cost of his participation in the senior executive medical and dental programs.

The amounts payable to Mr. Gallas upon a termination of employment described above shall be paid in periodic installments over a period of 12 months provided that Mr. Gallas executes a release of all claims to us. Such payments are also contingent upon Mr. Gallas’s continued compliance with certain non-competition, non-solicitation and confidentiality covenants contained in his employment agreement. The confidentiality covenant has an indefinite term, whereas the non-competition and non-solicitation covenants each have a term of 12 months. If we believe that Mr. Gallas is in violation of the non-competition or non-solicitation covenant after his termination, we may suspend all of the payments described above until he establishes that he is not in violation of such covenants. However, we also have the right to waive a breach of any covenant by Mr. Gallas.

Pursuant to the terms of Mr. Gallas’ offer letter, he is required to refund a portion of the $150,000 sign-on bonus paid to him if he voluntarily terminates his employment with us (other than as a result of constructive termination) or is terminated for misconduct before completing 24 months of employment, in an amount equal to 1/24 th of the total for each month less than 24 completed.

For purposes of Mr. Gallas’ executive severance agreement, “cause” generally means that we have determined that Mr. Gallas has (1) engaged in or committed willful misconduct; (2) engaged in or committed theft, fraud or other illegal conduct; (3) refused or demonstrated an unwillingness to substantially perform his duties after written notice from Apria; (4) refused or demonstrated an unwillingness to reasonably cooperate in good faith with certain investigations; (5) engaged in or committed insubordination; (6) engaged in or committed any willful act that is injurious to our reputation or business; (7) violated his fiduciary duty or his duty of loyalty to us or our Code of Ethical Business Conduct in any material respect; (8) used alcohol or drugs (other than prescribed drugs for their intended purpose) in a manner which materially and repeatedly interferes with the performance of his duties; or (9) engaged in or committed a material breach of his severance agreement.

Under his severance agreement, “good reason” generally means (1) the reduction of Mr. Gallas’s annual base salary (except in the case of certain reductions affecting all executive officers equally); (2) the addition of greater than 30 miles to Mr. Gallas’s one-way commute (except in connection with a relocation of our principal executive offices); or (3) our failure to require our successor to expressly assume and perform Mr. Gallas’ severance agreement. However, “good reason” will cease to exist under Mr. Gallas’ severance agreement if Mr. Gallas agrees to any of the above conditions in writing, fails to terminate his employment within 120 days after the occurrence of such conditions, or if we remedy such conditions within 30 days after receipt of written notice (within 60 days of the initial existence of the condition from Mr. Gallas).

Daniel E. Greenleaf

Pursuant to the terms of Mr. Greenleaf’s employment agreement, if Mr. Greenleaf’s employment is terminated without cause by Apria or by him with good reason, Mr. Greenleaf will be entitled to receive a severance payment equal in the aggregate to:

•

two times the sum of (x) his annual base salary at the rate in effect at the time of termination, (y) his target annual bonus (which will be equal to his annual base salary), and (z) an amount equal to the annual cost of providing him with a continuation of medical, dental and vision insurance under COBRA, including the cost of his participation in the senior executive medical and dental programs.

The amounts payable to Mr. Greenleaf upon a termination of employment described above shall be paid in periodic installments over a period of 24 months provided that Mr. Greenleaf executes a release of all claims to us. Such payments are also contingent upon Mr. Greenleaf’s continued compliance with certain non-competition, non-solicitation, non-disparagement and confidentiality covenants contained in his employment agreement. The confidentiality covenant has an indefinite term, whereas the non-competition and non-solicitation covenants each have a term of 24 months and the non-disparagement covenant has a term of 12 months. If we believe that Mr. Greenleaf is in violation of the non-competition, non-solicitation, non-disparagement or confidentiality covenant after his termination, we may suspend all of the payments described above until he establishes that he is not in violation of such covenant. However, we also have the right to waive a breach of any covenant by Mr. Greenleaf.

For purposes of Mr. Greenleaf’s employment agreement, “cause” generally means that our Board of Directors determines that the executive has done any of the following: (1) engaged in or committed willful misconduct; (2) engaged in or committed theft, fraud or other conduct constituting a felony (other than traffic related offenses or as a result of vicarious liability); (3) refused or demonstrated an unwillingness to substantially perform his duties for a 30-day period after written demand from Apria; (4) refused or demonstrated an unwillingness to reasonably cooperate in good faith with certain investigations; (5) engaged in or committed any willful act that is injurious to our business or reputation; (6) willfully violated his fiduciary duty or his duty of loyalty to us or our Code of Ethical Business Conduct in any material respect; (7) used alcohol or drugs (other than prescribed drugs for their intended purposes) in a manner which materially and repeatedly interferes with the performance of his duties or which has the effect of materially injuring our business or reputation; (8) failed to spend at least 60% of his non-traveling business days at our Lake Forest, California headquarters in any three-month period, if such failure is not cured within the subsequent two-month period following his receipt of a specified written notification from us; or (9) engaged in or committed a material breach of his amended and restated employment agreement for a 30-day period after written notice from Apria.

For the purposes of Mr. Greenleaf’s employment agreement during a period that (1) begins with the first to occur of (x) the initial public announcement of a change of control or (y) the 90th day preceding a change of control and (2) ends two years following such change of control, “cause” generally means only the occurrence of either or both of the following: (A) Mr. Greenleaf’s conviction for committing an act of fraud, embezzlement, theft, or other act constituting a felony (other than traffic related offenses or as a result of vicarious liability); or (B) the willful engaging by Mr. Greenleaf in misconduct that is significantly injurious to us. For purposes of the above clause (B) no act, or failure to act, on Mr. Greenleaf’s part shall be considered willful unless done or omitted to be done, by him not in good faith or without reasonable belief that his action or omission was in the best interest of Apria.

For purposes of Mr. Greenleaf’s employment agreement during the period that begins with the first to occur of (x) the initial public announcement of a change of control or (y) the 90th day preceding a change of control and ends two years following such change of control, “good reason” means, without the executive’s written consent, the occurrence of any of the following: (1) a material reduction in the nature, status or scope of Mr. Greenleaf’s authorities, duties, and/or responsibilities from their level in effect on the day immediately prior to the change of control; (2) a reduction in Mr. Greenleaf’s base salary from its highest level in effect at any point in the three months preceding the change of control or a significant reduction in Mr. Greenleaf’s aggregate incentive opportunities under our short and/or long-term incentive programs, as such opportunities exist immediately prior to the change of control; (3) our failure to maintain Mr. Greenleaf’s relative level of coverage and accruals under our employee benefit and/or retirement plans, policies, practices or arrangements in which he participates immediately prior to the change of control; (4) Mr. Greenleaf is informed by us that his principal place of employment will be relocated to a location that will result in an increase of more than 30 miles in his one-way commute, except in connection with his commitment to spend a substantial majority of his time in our Lake Forest, California headquarters; or (5) we do not permit Mr. Greenleaf to continue to serve as our Chief Operating Officer or in another mutually acceptable senior executive position.

For purposes of Mr. Greenleaf’s employment agreement, in circumstances unrelated to a change of control or subsequent to the expiration of the two-year period following a change of control, “good reason” generally means the occurrence of any one of the following events without Mr. Greenleaf’s written consent: (1) Mr. Greenleaf’s annual base salary is reduced, except for a one-time “across-the-board” salary reduction not exceeding 10% which is imposed simultaneously on all executive officers; (2) we require Mr. Greenleaf to be based at an office location which will result in an increase of more than 30 miles in his one-way commute, except in connection with his commitment to spend a substantial majority in our Lake Forest, California headquarters or in connection with any relocation of those headquarters; or (3) we do not permit Mr. Greenleaf to serve continue to serve as our Chief Operating Officer or in another mutually acceptable senior executive position.

Lawrence A. Mastrovich

In connection with Mr. Mastrovich’s resignation from his employment with us, we entered into a general release of claims agreement with Mr. Mastrovich, effective March 15, 2010, pursuant to which we agreed to pay Mr. Mastrovich:

•	severance compensation in the gross amount of $2,568,849, to be paid over the one-year period of his non-competition agreement, consisting of:

•	200% of his base salary, totaling $1,160,000;

•	200% of the average of his annual bonuses for the two most recently completed fiscal years, totaling $1,102,841;

•	200% of the annual cost of obtaining medical, dental and vision insurance under COBRA, totaling $56,008; and

•	$250,000 in consideration for his continued compliance with certain non-competition and anti-solicitation provisions in his employment agreement and

•

$77,395 to repurchase his vested equity units (this amount represents $0.10 per vested unit, which was based on our most recent fair market valuation appraisal for the units at the time of Mr. Mastrovich’s termination).

The payments described above are subject to Mr. Mastrovich’s continued compliance with restrictive covenants contained in his employment agreement, including non-competition, non-solicitation and non-disparagement covenants for a period of two years, as well as non-competition and non-solicitation provisions contained in the separate noncompetition agreement he had entered into with us. Furthermore, Mr. Mastrovich must abide by the confidentiality provision of his employment agreement and refrain from seeking to revoke his various releases of claims under the general release of claims agreement. A provision of the general release of claims agreement may be waived in writing by the party adversely affected by such waiver. Furthermore, the general release of claims agreement does not affect Mr. Mastrovich’s rights under the deferred compensation, 401(k) savings plan or similar benefit plans.

Noncompetition Agreements

We have noncompetition agreements with Mr. Karkenny and Mr. Greenleaf that they entered into prior to the Merger. These noncompetition agreements provide for a payment of $750,000 upon a termination of the executive’s employment with Apria either by Apria without cause or by the executive for good reason, in each case, during the period that begins with the first to occur of (1) the initial public announcement of a change of control or (2) the 90th day preceding a change of control and ends two years following such change of control. The payments under these noncompetition agreements are contingent upon the affected executive’s compliance with the post-termination noncompetition covenant contained therein.

For purposes of the noncompetition agreements, during the period that begins with the first to occur of (x) the initial public announcement of a change of control or (y) the 90th day preceding a change of control, and ends two years following such change of control, “cause” means only the occurrence of either or both of the following: (1) the executive’s conviction for committing an act of fraud, embezzlement, theft, or other act constituting a felony; or (2) the willful engaging by the executive in misconduct that is significantly injurious to us.

“Good reason” during the same period means the occurrence of any of the following: (1) a material reduction in the nature, status or scope of the executive’s authorities, duties, and/or responsibilities from their level in effect on the day immediately prior to the change of control; (2) a reduction in the executive’s base salary from its highest level in effect at any point in the three months preceding the change of control or a significant reduction in the executive’s aggregate incentive opportunities under our short and/or long-term incentive programs, as such opportunities exist immediately prior to the change of control; (3) our failure to maintain the executive’s relative level of coverage and accruals under our employee benefit and/or retirement plans, policies, practices or arrangements in which the executive participates immediately prior to the change of control; (4) the executive is informed by us that his principal place of employment will be relocated to a location that will result in an increase of more than thirty miles in the executive’s one-way commute; and (5) for purposes of the employment agreements, we are not permitting the executive to continue to serve in a mutually acceptable senior executive position.

Director Compensation

Directors who are also our employees receive no separate compensation for service on our Board of Directors or committees of our Board of Directors. Non-employee directors also currently receive no separate compensation for service on our Board of Directors or committees of our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings owns 100% of the issued and outstanding common stock of Apria Finance Holdings Inc., which owns 100% of the limited liability company interests of Sky Acquisition LLC, which owns 100% of issued and outstanding common stock of the Issuer. The limited liability company interests of Holdings consist of Class A-1 Units, Class A-2 Units, Class B Units and Class C Units. Class A-1 and Class A-2 Units are equity interests in Holdings and have economic characteristics that are similar to those of shares of common stock in a corporation. The Class A-2 Units generally have the same voting and economic rights as Class A-1 Units, subject to certain restrictions and put and call rights applicable to units held by employees. Class B and Class C units are limited liability company profits interests having economic characteristics similar to stock appreciation rights and representing the right to share in any increase in the equity value of Holdings that exceeds specified thresholds. Class B Units and Class C Units are subject to different vesting schedules and other conditions including certain transfer restrictions and put and call rights applicable only to employees. For additional information, see “Management—Executive Compensation—Compensation Discussion and Analysis—Compensation Elements—Long-Term Incentive Compensation”, “Management—Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010 Table—Terms of Equity Award Grants” and “Certain Relationships and Related Party Transactions.”

The following table sets forth information with respect to the beneficial ownership of the Class A-1 Units and Class A-2 Units of Holdings taken together as a single class, the Class B Units of Holdings, the Class C Units of Holdings, and the aggregate Class A-1 Units, Class A-2 Units, Class B Units and Class C Units taken together as a single class, in each case, as of February 25, 2011 for (i) each individual or entity known by us to own beneficially more than 5% of the aggregate Units, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group.

The amounts and percentages of Units beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated Class A-1 Units, Class A-2 Units, Class B Units and Class C Units. Unless otherwise noted, the address of each beneficial owner of is c/o Apria Healthcare Group Inc., 26220 Enterprise Court, Lake Forest, CA 92630.

	Class A Units			Class B Units			Class C Units			Aggregate
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent	Amount and Nature of Beneficial Ownership		Percent	Amount and Nature of Beneficial Ownership		Percent	Amount and Nature of Beneficial Ownership		Percent
Blackstone Funds	673,333,333	(1)	99.62%	43,455,585	(1)	51.04%	1,586,089	(1)	10.25%	718,375,007	(2)	92.51%
Norman C. Payson, M.D.	(3)		(3)	(3)		(3)	(3)		(3)	(3)		(3)
Chris A. Karkenny	500,000	(4)	*	6,675,287		7.84%	2,225,096		14.38%	9,400,383		1.21%
James G. Gallas	—		—	2,118,678		2.49%	706,226		4.56%	2,824,904		0.36%
Daniel E. Greenleaf	—		—	4,935,412		5.80%	1,645,137		10.63%	6,580,549		0.85%
Neil P. Simpkins (5)	—		—	—		—	—		—	—		—
Michael Dal Bello (6)	—		—	—		—	—		—	—		—
Patrick J. Bourke (7)	—		—	—		—	—		—	—		—
All Directors and Executive Officers as a Group (7 persons)	500,000	(4)	*	13,729,377		16.13%	4,576,459		29.57%	18,805,836		2.43%

*	Less than 1%.

(1)

Units of Holdings shown as beneficially owned by the Blackstone Funds (as hereinafter defined) are held directly by BP Healthcare Holdings LLC (“BP Holdings”). Through BP Holdings, the Blackstone Funds beneficially own all of the Class A-1 Units of Holdings, including (i) 388,296,685 Class A-1 Units in which Blackstone Capital Partners V L.P. (“BCP V”) has an economic interest, representing 57.45% of the Class A Units of Holdings, (ii) 101,814,701 Class A-1 Units in which Blackstone Capital Partners V-AC L.P. (“BCP V-AC”) has an economic interest, representing 15.06% of the Class A Units of Holdings, (iii) 2,051,801 Class A-1 Units in which Blackstone Family Investment Partnership V L.P (“Family”) has an economic interest, representing 0.30% of the Class A Units of Holdings, (iv) 895,435 Class A-1 Units in which Blackstone Participation Partnership V L.P. (“Participation”) has an economic interest, representing 0.13% of the Class A Units of Holdings, (v) 96,388,572 Class A-1 Units in which BCP V-S L.P. (“BCP V-S”) has an economic interest, representing 14.26% of the Class A Units of Holdings, (vi) 73,886,139 Class A-1 Units held by BCP V Co-Investors L.P. (“BCP V Co-Investors, and collectively, the “Blackstone Funds”), representing 10.93% of the Class A Units of Holdings. Dr. Payson owns 10,000,000 Class A-2 Units and 38,697,318 Class B Units of BP Holdings. By virtue of the limited liability company agreement of BP Holdings, which provides that BCP V has the sole authority to appoint members of the board of directors of BP Holdings, BCP V may also be deemed to beneficially own 10,000,000 Class A-2 Units of Holdings, representing 1.48% of the Class A Units of Holdings, and 38,697,318 Class B Units of Holdings, representing 45.45% of the Class B Units of Holdings, held by BP Holdings in which Dr. Payson has an economic interest. Upon any redemption, cancellation or forfeiture of Class B Units or Class C Units of Holdings not held by BP Healthcare, the number of Class B Units or Class C Units of Holdings, as applicable, held by BP Healthcare increases on a one-for-one basis. Upon the grant of any Class B Units or Class C Units of Holdings to a recipient other than BP Healthcare, the number of Class B Units or Class C Units, as applicable, held by BP Healthcare, if any, decreases on a one-for-one basis. The general partner of BCP V, BCP V-AC, BCP V-S and BCP V Co-Investors is Blackstone Management Associates V L.L.C. BMA V L.L.C. is the sole member of Blackstone Management Associates V L.L.C. The general partner of Family and Participation is BCP V Side-By-Side GP L.L.C. Blackstone Holdings III L.P. is the managing member and majority in interest owner of BMA V L.L.C. and the sole member of BCP V Side-By-Side GP L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the securities beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such securities except to the extent of its or his indirect pecuniary interest therein. The address of each of the entities listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(2)

The securityholders agreement of Holdings provides (i) that each unit of Holdings owned by an employee will vote in the same proportion as the units held by BP Holdings LLC, (ii) that BP Holdings has the right to require each unit owned by an employee to participate in any transaction constituting a change of control or any other transaction involving a transfer of units owned by BP Holding to a third-party and (iii) generally restricts the transfer of each unit owned by an employee until the earliest of (x) six months following an initial public offering, (y) a change of control or (z) October 28, 2015. As a result, BP Holdings and BCP V may be deemed to beneficially own 100% of outstanding Units of Holdings. The units of Holdings held by employees that may be so deemed beneficially owned by BP Holdings and BCP V are not reported in the table above. For additional information, see “Management—Executive Compensation—Compensation Discussion and Analysis—Compensation Elements—Long-Term Incentive Compensation” and “Certain Relationships and Related Party Transactions.”

(3)

Dr. Payson owns 10,000,000 Class A-2 Units and 38,697,318 Class B Units of BP Holdings. For additional information, see Note 8, Profit Interest Units, Share-Based Compensation and Stockholders’ Equity.

(4)	Represents Class A-2 Units.

(5)

Mr. Simpkins is a Senior Managing Director of The Blackstone Group. Mr. Simpkins disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his indirect pecuniary interest therein. Mr. Simpkins’ address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10017.

(6)

Mr. Dal Bello is a Managing Director of The Blackstone Group. Mr. Dal Bello disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his indirect pecuniary interest therein. Mr. Dal Bello’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10017.

(7)

Mr. Bourke is an Operating Partner in the Private Equity Group of The Blackstone Group. Mr. Bourke disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his indirect pecuniary interest therein. Mr. Bourke’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction and Management Fee Agreement

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

Limited Liability Company Agreements, Securityholders Agreements and Subscription Agreements of Sky Acquisition and BP Holdings

In connection with the Transactions, certain funds affiliated with the Sponsor and Dr. Payson entered into a limited liability company agreement with BP Holdings setting forth the economic and governance rights of the holders of units representing limited liability company membership interests of BP Holdings. In addition, BP Holdings, Mr. Karkenny and other members of our management entered into a limited liability company agreement with Sky Acquisition setting forth the economic and governance rights of the holders of units representing limited liability company membership interests of Sky Acquisition. The limited liability company agreements of BP Holdings and Sky Acquisition include provisions governing the appointment of the directors and officers of BP Holdings and Sky Acquisition, the distributions to the members of BP Holdings and Sky Acquisition, and other corporate governance provisions and indemnification provisions.

In connection with their subscription for equity units of BP Holdings, certain funds affiliated with the Sponsor and Dr. Payson entered into securityholders and subscription agreements with BP Holdings. In addition, BP Holdings, Mr. Karkenny and other members of our management entered into securityholders and subscription agreements with Sky Acquisition in connection with their subscription for equity units of Sky Acquisition. The securityholders and subscription agreements contain certain rights and obligations of the parties thereto with respect to voting, transfer restrictions and rights, including tag-along rights, drag-along rights, registration rights and rights of first refusal, and certain other matters.

In March 2010, we conducted a reorganization pursuant to which we added two new companies, Holdings and Apria Finance, to our corporate structure. Upon the completion of the reorganization, Holdings became a company beneficially owned by the Sponsor and other members of the Investor Group and all of the equity securities of Sky Acquisition held by such holders were converted or exchanged into equivalent securities of Holdings. See “Prospectus Summary—The Transactions.”

In connection with the reorganization, the security holders and subscription agreements with Sky Acquisition were assigned to Holdings.

Intelenet Agreement

In May 2009, the Company entered into the Master Service Agreement (“Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. The Company presently expects to make payments to Intelenet of approximately $100 million over a seven-year period that began in the second quarter of 2009. One of the members of its board of directors, Mr. Patrick Bourke, is an employee of the Sponsor and also serves on the board of directors of Intelenet. During the year ended December 31, 2010, the Company paid approximately $20.9 million to Intelenet pursuant to the Intelenet Agreement.

Equity Healthcare Agreement

Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with our health benefit plans. In consideration for Equity Healthcare’s services, the Company will pay Equity Healthcare a fee of $2 per participating employee per month. As of December 31, 2010, the Company had approximately 6,800 employees enrolled in Equity Healthcare health benefit plans.

Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds. If and when Equity Healthcare reaches the point at which the aggregate of its receipts from the PEPM Fee and the Health Plan Fees have covered all of its allocated costs, it will apply the incremental revenues derived from all such fees to (a) reduce the PEPM Fee otherwise payable by us; (b) avoid or reduce an increase in the PEPM Fee that might otherwise have occurred on contract renewal; or (c) arrange for additional services to us at no cost or reduced cost.

Equity Healthcare is an affiliate of Blackstone, with whom Neil P. Simpkins, Michael Del Bello and Patrick Bourke, members of our Board, are affiliated and in which they may have an indirect pecuniary interest.

Expense Reimbursement

Pursuant to the terms of Dr. Payson’s employment agreement, we reimbursed Dr. Payson for his private airplane operating expenses relating to business travel in the amount of $580,500 during 2009. See “Management—Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Employment Agreements—Norman C. Payson” for a description of Dr. Payson’s employment agreement.

Procedures with Respect to Review and Approval of Related Person Transactions

The Board of Directors has not adopted a formal written policy for the review and approval of transactions with related persons. However, the Board of Directors reviews and approves transactions with related persons as appropriate.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Disclosure of Fees Paid to Independent Registered Public Accounting Firm

Aggregate fees billed to the Company for the fiscal year ended December 31, 2010 and 2009 represent fees billed by the Company’s principal independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, which includes Deloitte Consulting (collectively, Deloitte & Touche”).

	Year Ended
Fee Category	2010	2009
Audit Fees(a)	1,386,000	1,600,312
Audit-Related Fees (b)	408,820	916,651
Total Audit and Audit Related Fees	1,794,820	2,516,963
Tax Fees (c)	432,245	363,553
All Other Fees	—	—

Total	$2,227,065	$2,880,516

(a)

Audit Fees primarily consisted of audit work performed for the preparation of the Company’s annual consolidated financial statements and reviews of interim consolidated financial information and in connection with regulatory filings.

(b)	Audit-Related Fees consisted primarily of fees paid for accounting consultation services related to various debt offering memorandums.

(c)	Tax Fees include tax compliance, planning and support services.

The audit committee pre-approves all audit and non-audit services provided by its independent registered public accounting firm. The audit committee considered whether the non-audit services rendered by Deloitte & Touche were compatible with maintaining Deloitte & Touche’s independence as the independent registered public accounting firm of the Company’s consolidated financial statements and concluded they were.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description

2.1*	Agreement and Plan of Merger, dated as of June 18, 2008, by and among Apria Healthcare Group Inc., Sky Acquisition LLC and Sky Merger Sub Corporation

3.1**	Second Amended and Restated Certificate of Incorporation of Apria Healthcare Group Inc.

3.2**	Amended and Restated Bylaws of Apria Healthcare Group Inc.

4.1**	Indenture, dated as of May 27, 2009 (the “Indenture”), among Apria Healthcare Group Inc., the guarantors thereto and U.S. Bank National Association, as trustee.

4.2**	First Supplemental Indenture, dated as of August 13, 2009, among Apria Healthcare Group Inc., the guarantors thereto and U.S. Bank National Association, as trustee

4.3**	Second Supplemental Indenture, dated as of July 13, 2010, among Apria Healthcare Group Inc., the guarantors thereto and U.S. bank National Association

4.6**	Form of Note (attached as exhibit to Exhibit 4.1)

10.1**	Transaction and Management Fee Agreement, dated as of October 28, 2008, among Apria Healthcare Group Inc. (as successor to Sky Merger Sub Corporation) and Blackstone Management Partners V L.L.C.

10.2**+	Master Service Agreement (the “Master Service Agreement”), dated as of May 14, 2009, between Apria Healthcare Group Inc. and Intelenet Global Services Private Limited, and amendments thereto

10.3**+	Amendment No. 1 to the Master Service Agreement, dated as of September 18, 2009

10.4**	Employment Agreement, dated November 21, 2008, among Norman C. Payson, Apria Healthcare Group Inc. and BP Healthcare Holdings LLC

10.5**	Employment Agreement, dated December 19, 2008, between Chris A. Karkenny and Apria Healthcare Group Inc.

10.6**	Amended and Restated Employment Agreement, effective as of October 24, 2008, between Lawrence A. Mastrovich and Apria Healthcare Group Inc.

10.7**	Amendment to Employment Agreement, dated April 3, 2009, between Lawrence A. Mastrovich and Apria Healthcare Group Inc.

10.8**	Offer Letter, dated as of March 10, 2009, from Apria Healthcare Group Inc. to James Gallas

10.9**	Amended and Restated Executive Severance Agreement, dated as of March 10, 2009, between James Gallas and Apria Healthcare Group Inc.

10.10	Amended and Restated Employment Agreement, dated as of November 30, 2010 between Daniel E. Greenleaf and Apria Healthcare Group Inc.

10.11**	Amended and Restated Noncompetition Agreement, dated as of March 7, 2007, between Apria Healthcare Group Inc. and Chris A. Karkenny

10.12**	Amended and Restated Noncompetition and Nonsolicitation Agreement, dated as of October 24, 2008, between Apria Healthcare Group Inc. and Daniel E. Greenleaf

10.13**	Management Unit Subscription Agreement (Class B Units), dated as of November 21, 2008, between Norman C. Payson and BP Healthcare Holdings LLC

10.14**	Management Unit Subscription Agreement (Class A-2 Units, Class B Units and Class C Units), dated as of December 19, 2008, between and Chris A. Karkenny and Sky Acquisition LLC

10.15**	Form of Management Unit Subscription Agreement for Class B Units and Class C Units of Apria Holdings LLC

10.16**	Assignment and Assumption Agreement, dated as of March 25, 2010, between Sky Acquisition LLC and Apria Holdings LLC

10.17**	Form of Annual Executive Bonus Plan of Apria Healthcare Group Inc.

Exhibit No.	Description
10.18**	Credit Agreement, dated as of October 28, 2008 (the “ABL Credit Agreement”), among Apria Healthcare Group Inc., Sky Acquisition LLC, the other borrowers party thereto, Bank of America, N.A. as administrative agent and collateral agent thereunder (the “ABL Collateral Agent”), and the other agents and lenders parties thereto

10.19**	Amendment No. 1 to the ABL Credit Agreement, dated as of May 27, 2009

10.20**	Supplement No. 1 to the ABL Credit Agreement, dated as of July 13, 2010

10.21**	Guaranty, dated as of October 28, 2008 (the “ABL Guaranty”), among Sky Acquisition LLC, certain subsidiaries of Sky Acquisition LLC from time to time party hereto and the ABL Collateral Agent

10.22**	Supplement No. 1 to the ABL Guaranty, dated as of July 13, 2010

10.23**	Security Agreement, dated as of October 28, 2008 (the “ABL Security Agreement”), among Sky Acquisition LLC, Sky Merger Sub Corporation, Apria Healthcare Group Inc., the other grantors party thereto and the ABL Collateral Agent

10.24**	Supplement No. 1 to the ABL Security Agreement, dated as of July 13, 2010

10.25**	Security Agreement, dated as of October 28, 2008 (the “Notes Security Agreement”) among Sky Acquisition LLC, Sky Merger Sub Corporation, Apria Healthcare Group Inc., the other grantors party thereto and Bank of America, N.A. as Collateral Agent + +

10.26**	Supplement No. 1 to the Notes Security Agreement, dated as of July 13, 2010, among U.S. Bank National Association, as collateral agent, and the grantors party thereto

10.27**	Lien Subordination and Intercreditor Agreement, dated as of October 28, 2008, among the ABL Collateral Agent, the Term Debt Collateral Agent, Sky Acquisition LLC, Sky Merger Sub Corporation, Apria Healthcare Group Inc., and the Guarantors party thereto

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Apria Healthcare Group Inc.

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

*	Incorporated by reference to Current Report on Form 8-K, dated June 18, 2008, filed on June 20, 2008
**	Incorporated by reference to Registration Statement on Form S-4 (File No. 33-0488566) of the Company.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
++	On August 13, 2009, U.S. Bank National Association succeeded Bank of America, N.A. as the Notes collateral agent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of California, on February 25, 2011.

APRIA HEALTHCARE GROUP INC.

By:	/S/ NORMAN C. PAYSON, M.D.
	Name:	Norman C. Payson, M.D.
	Title:	Executive Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NORMAN C. PAYSON, M.D. Norman C. Payson, M.D.	Executive Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/S/ CHRIS A. KARKENNY Chris A. Karkenny	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/S/ PETER A. REYNOLDS Peter A. Reynolds	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 25, 2011

/S/ NEIL P. SIMPKINS Neil P. Simpkins	Director	February 25, 2011

/S/ MICHAEL DAL BELLO Michael Dal Bello	Director	February 25, 2011

/S/ PATRICK J. BOURKE III Patrick J. Bourke III	Director	February 25, 2011