Form 10-Q
period 2011-03-31
APRIA HEALTHCARE GROUP INC
filed 2011-05-09
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 29, 2011, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

As used in this report, unless otherwise noted or the context otherwise requires, references to “Company,” “we,” “us,” and “our” are to Apria Healthcare Group Inc., a Delaware corporation, and its subsidiaries; references to “Apria” and the “Issuer” are to Apria Healthcare Group Inc., exclusive of its subsidiaries; references to “Merger Sub” are to Sky Merger Sub Corporation, a Delaware corporation; references to “Holdings” are to Apria Holdings LLC, a Delaware limited liability company, exclusive of its subsidiaries; references to “Sky Acquisition” are to “Sky Acquisition LLC”, a Delaware limited liability company, exclusive of its subsidiaries; references to “Blackstone” and the “Sponsor” are to Blackstone Capital Partners V L.P.; references to the “Investor Group” are, collectively, to Blackstone and certain funds affiliated with Blackstone, Dr. Norman C. Payson and certain other members of our management; and references to “home medical equipment,” “durable medical equipment” and “DME” are used synonymously. On October 28, 2008, the Company was acquired by private investment funds affiliated with the Sponsor via a merger of the Merger Sub with and into Apria (the “Merger”), with Apria being the surviving corporation following the Merger. As a result of the Merger, the Investment Group beneficially owns all of Apria’s issued and outstanding common stock. The Merger and the related financing and refinancing transactions, including, but not limited to, the equity investment by the Sponsor, the borrowings under the Company’s senior secured bridge credit agreement dated October 28, 2008 (the “senior secured bridge credit agreement”) and the use of proceeds therefrom, the offerings of $700.0 million of the Company’s 11.25% Senior Secured Notes due 2014 (Series A-1) (the “Series A-1 Notes”) and $317.5 million of the Company’s 12.375% Senior Secured Notes due 2014 (Series A-2) (the “Series A-2 Notes”), the repayment of all outstanding borrowings under the Company’s senior secured bridge credit agreement, and the payment of related fees and expenses, are collectively referred to in this Quarterly Report as the “Transactions.”

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,383	$109,137
Accounts receivable, less allowance for doubtful accounts of $57,491 and $56,559 at March 31, 2011 and December 31, 2010, respectively	304,581	282,798
Inventories	71,690	73,894
Deferred income taxes	57,108	58,028
Deferred expenses	3,063	3,061
Prepaid expenses and other current assets	23,629	20,221

TOTAL CURRENT ASSETS	545,454	547,139
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $157,967 and $144,074 at March 31, 2011 and December 31, 2010, respectively	184,271	169,878
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	86,655	83,893
GOODWILL	764,982	760,088
INTANGIBLE ASSETS, NET	578,127	578,957
DEFERRED DEBT ISSUANCE COSTS, NET	50,749	53,659
OTHER ASSETS	8,690	7,523

TOTAL ASSETS	$2,218,928	$2,201,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$96,344	$86,637
Accrued payroll and related taxes and benefits	63,984	59,073
Other accrued liabilities	124,057	90,447
Deferred revenue	29,636	26,504
Current portion of long-term debt	1,009	1,323

TOTAL CURRENT LIABILITIES	315,030	263,984
LONG-TERM DEBT, net of current portion	1,018,012	1,018,098
DEFERRED INCOME TAXES	210,022	222,743
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	31,748	31,000

TOTAL LIABILITIES	1,574,812	1,535,825
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value: 1,000 shares authorized; 100 shares issued at March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	688,286	688,458
Accumulated deficit	(44,170)	(23,146)

TOTAL STOCKHOLDERS’ EQUITY	644,116	665,312

	$2,218,928	$2,201,137

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net revenues:
Fee for service/product arrangements	$495,684	$469,836
Capitation arrangements	41,059	39,040

TOTAL NET REVENUES	536,743	508,876

Costs and expenses:
Cost of net revenues:
Product and supply costs	177,440	156,833
Patient service equipment depreciation	21,805	25,056
Home respiratory therapy services	5,973	8,193
Nursing services	9,931	9,088
Other	2,727	3,622

TOTAL COST OF NET REVENUES	217,876	202,792
Provision for doubtful accounts	20,264	15,887
Selling, distribution and administrative	296,628	257,738
Amortization of intangible assets	1,077	1,657

TOTAL COSTS AND EXPENSES	535,845	478,074

OPERATING INCOME	898	30,802
Interest expense	32,904	32,572
Interest income and other	(251)	(83)

LOSS BEFORE TAXES	(31,755)	(1,687)
Income tax benefit	(10,731)	(884)

NET LOSS	$(21,024)	$(803)

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(21,024)	$(803)
Items included in net loss not requiring cash:
Provision for doubtful accounts	20,264	15,887
Depreciation	31,121	31,580
Amortization of intangible assets	1,077	1,657
Amortization of deferred debt issuance costs	2,909	2,552
Deferred income taxes	(11,801)	(175)
Profit interest compensation	828	1,128
Loss on disposition of assets and other	3,624	4,619
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(42,047)	(47,062)
Inventories	4,864	8,254
Prepaid expenses and other assets	(4,362)	(5,797)
Accounts payable, exclusive of book-cash overdraft	6,482	(13,179)
Accrued payroll and related taxes and benefits	4,742	(12,108)
Income taxes payable	274	381
Deferred revenue, net of related expenses	3,130	(415)
Accrued expenses	34,086	28,586

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,167	15,105

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(34,089)	(27,319)
Purchases of short-term investments	—	(8,189)
Maturities of short-term investments	—	12,680
Proceeds from disposition of assets	7	15
Cash paid for acquisitions	(22,439)	(1,200)

NET CASH USED IN INVESTING ACTIVITIES	(56,521)	(24,013)

FINANCING ACTIVITIES
Payments on other long-term debt	(400)	(441)
Change in book-cash overdraft included in accounts payable	—	(14,137)
Debt issuance costs	—	(1,210)
Cash paid on profit interest units	(1,000)	(78)

NET CASH USED IN FINANCING ACTIVITIES	(1,400)	(15,866)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,754)	(24,774)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,137	158,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,383	$133,389

SUPPLEMENTAL DISCLOSURES — See Note 5 and Note 8 for a discussion of cash paid for interest and income taxes, respectively.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases when paid. Unpaid purchases were $8.0 million and $7.6 million at March 31, 2011 and December 31, 2010, respectively.

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of Apria Healthcare Group Inc. (“Apria” or “the Company”) and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010.

On October 28, 2008, the Company completed a merger (the “Merger”) with Sky Merger Sub Corporation (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Sky Acquisition LLC, a Delaware limited liability company (“Buyer” or “Sky LLC”). Buyer is controlled by private investment funds affiliated with The Blackstone Group (“Sponsor”).

Company Background: Apria operates in the home healthcare segment of the healthcare industry, providing a variety of high-quality clinical patient care management programs, related products and supplies as prescribed by a physician and/or authorized by a case manager as part of a care plan. Essentially all products and services offered by the Company are provided through the Company’s network of approximately 550 locations, which are located throughout the United States. We provide services and products in two operating segments and within these two operating segments there are three core service lines: home respiratory therapy, home medical equipment and home infusion therapy. Both segments provide products and services in the home setting to patients and are primarily paid for by a third-party payor, such as Medicare, Medicaid, managed care or other third-party insurer. Sales for both segments are primarily derived from referral sources such as hospital discharge planners, medical groups or independent physicians.

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee for service/product arrangements for equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and under capitation arrangements with third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 8% of total net revenues for each of the three months ended March 31, 2011 and March 31, 2010. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 30% of total net revenues for each of the three months ended March 31, 2011 and 2010. In the three months ended March 31, 2011 and 2010, no other third-party payor group represented more than 8% of the Company’s revenues.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rental and sale revenues in the fee for service/product arrangement revenue line item were:

	Three Months Ended March 31,
(dollars in millions)	2011		2010
Rental	$152.8	30.8%	$158.2	33.7%
Sale	342.9	69.2	311.6	66.3

Total fee for service	$495.7	100.0%	$469.8	100.0%

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

Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $66.7 million and $55.2 million at March 31, 2011 and December 31, 2010, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Additions to capitalized internally developed software totaled $2.3 million for the three months ended March 31, 2011 and $2.9 million for the three months ended March 31, 2010.

Goodwill and long-lived assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

Goodwill and indefinite-lived intangible assets are not amortized but instead tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. Management has determined that our two operating segments are reporting units. As such, the Company has two reporting units: home respiratory therapy/home medical equipment and home infusion therapy. The Company performs the annual test for impairment as of the first day of its fourth quarter and determines fair value based on a combination of the income approach and the market approach. The income approach is based on discounted cash flows. The market approach uses a selection of comparable companies in determining market value. During the annual goodwill impairment test in 2010, the Company completed step one and determined that there was no impairment of goodwill since the fair value of the reporting units substantially exceeded the carrying value; therefore, we are not at risk of failing step one based upon our current assumptions. Our annual indefinite-lived intangible assets impairment test in 2010 also resulted in no impairment as the fair value of the assets exceeded the carrying value. The goodwill amounts for the March 4, 2011 acquisition of Praxair assets, see Note 2 – Recent Developments for details of the Praxair acquisition, are based upon preliminary estimates that are subject to change in 2011 upon completion of the final valuation analysis. Final determination of these estimates could result in an adjustment to the purchase price allocation with an offsetting adjustment to goodwill.

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

Purchased intangible assets consist primarily of trade names, patient backlog, capitated relationships and payor relationships resulting from the Merger. Purchased intangible assets that have definite lives are amortized over the estimated useful lives of the related assets, generally ranging from one to twenty years. The intangible assets resulting from the March 4, 2011 acquisition of Praxair assets are based upon preliminary estimates that are subject to change in 2011 upon completion of the final valuation analysis.

Deferred Debt Issuance Costs: Capitalized debt issuance costs include those associated with the Company’s Series A-1 Notes, Series A-2 Notes and Asset Based Revolving Credit Facility (“ABL Facility”). Such costs are classified as non-current assets. Costs relating to the ABL Facility are being amortized through the maturity date of October 2013. Costs relating to the Series A-1 Notes and Series A-2 Notes are amortized from the issuance date through October 2014. See Note 5—Long-term Debt.

Fair Value of Financial Instruments: The carrying value of debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair values of cash and cash equivalents, short-term investments

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and the Series A-1 Notes and Series A-2 Notes are determined based upon “Level 1” inputs, consisting of quoted prices in active markets for identical items. The fair value of the Series A-1 Notes and Series A-2 Notes was $758.6 million and $346.9 million at March 31, 2011. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value due to their short maturity.

Product and Supply Costs: Product and supply costs presented within cost of total net revenues are comprised primarily of the cost of supplies and equipment provided to patients, infusion drug costs and enteral product costs.

Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of total net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $10.4 million and $6.4 million in the three months ended March 31, 2011 and March 31, 2010, respectively.

Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $45.6 million and $38.8 million in the three months ended March 31, 2011 and March 31, 2010, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within selling and administrative expenses and may not be comparable to other companies.

Self-Insurance : Coverage for certain employee medical claims and benefits, as well as workers’ compensation, vehicle liability, and professional and general liability are self-insured. Accruals for medical claims at March 31, 2011 and December 31, 2010 were $7.8 million and $6.5 million, respectively. Amounts accrued for costs of the other liability coverages totaled $33.3 million and $32.2 million at March 31, 2011 and December 31, 2010, respectively. All such amounts are classified in other accrued liabilities.

Advertising: Advertising costs are expensed as incurred. Such expenses are included in selling, distribution and administrative expenses and amounted to $1.3 million and $1.0 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

Income Taxes: The Company’s provision for income taxes is based on expected income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Significant management estimates and judgments are required in determining the provision for income taxes.

Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Profit Interest Units: We measure and recognize compensation expense for all profit interest unit awards made to employees based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated financial statements. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Profit interest unit expense is recognized on a straight-line basis over the requisite service period. The estimate of fair value of profit interest unit awards on the date of grant is determined through the allocation of all outstanding securities to a business enterprise valuation. The enterprise valuation is based upon a combination of the income approach and the market approach. The income approach is based on discounted cash flows. The market approach uses a selection of comparable companies in determining value. This determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. Changes in the subjective assumptions can materially affect the estimate of their fair value.

NOTE 2 — RECENT DEVELOPMENTS

On March 4, 2011, the Company completed its previously announced asset acquisition of Praxair, Inc.’s (NYSE: PX) and Praxair Healthcare Services, Inc.’s (collectively, “Praxair”) United States homecare business. The Company expects this business to contribute approximately $85 to $95 million to its revenue in 2011. This estimate and the acquired business’s contribution in future periods will be subject to decreases as a result of the impact of Medicare competitive bidding and other factors.

NOTE 3 — BUSINESS COMBINATIONS

The Company periodically acquires complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying condensed consolidated statements of operations from the dates of acquisition. During the three months ended March 31, 2011 and 2010, the Company purchased certain assets and businesses for total consideration of $22.4 million and $1.3 million, respectively. The first quarter 2011 total is comprised primarily of the asset acquisition of Praxair, Inc.’s U.S. homecare business described above.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill by segment are as follows:

(in thousands)	Home Infusion Therapy	Home Respiratory Therapy and Home Medical Equipment	Total
Balance, December 31, 2010	$257,823	$502,265	$760,088
Acquisition	519	4,375	4,894

Balance, March 31, 2011	$258,342	$506,640	$764,982

Intangible assets consist of the following:

(dollars in thousands)	March 31, 2011				December 31, 2010
	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Patient backlog		$—	$—	$—	$—	$—	$—
Capitated relationships	20.0	40,000	(4,834)	35,166	40,000	(4,333)	35,667
Payor relationships	20.0	11,000	(1,329)	9,671	11,000	(1,192)	9,808
Net favorable leasehold interest	3.5	3,210	(2,216)	994	3,553	(2,325)	1,228
Customer list	1.2	958	(662)	296	710	(456)	254

Subtotal		55,168	(9,041)	46,127	55,263	(8,306)	46,957
Intangible assets not subject to amortization:
Trade names		525,000	—	525,000	525,000	—	525,000
Accreditations with commissions		7,000	—	7,000	7,000	—	7,000

Subtotal		532,000	—	532,000	532,000	—	532,000
Total		$587,168	$(9,041)	$578,127	$587,263	$(8,306)	$578,957

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three months ended March 31, 2011, the net increase in the carrying amount of goodwill of $4.9 million is the result of the acquisition of Praxair assets on March 4, 2011. Most of the goodwill recorded in conjunction with business combinations for the periods presented is expected to be deductible for tax purposes. Goodwill and intangible assets from our Praxair acquisition are based upon preliminary estimates that are subject to change in 2011 upon completion of the final valuation analysis.

Amortization expense amounted to $1.1 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively. Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

Year Ending December 31,	(in thousands)
2011	$4,038
2012	2,891
2013	2,550
2014	2,550
2015	2,550

NOTE 5 — LONG-TERM DEBT

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Borrowings under our ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 1/2 of 1% (“Base Rate”), plus an applicable margin (currently 2.0%) or (b) a LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin (currently 3.0%). The applicable margin for borrowings under our ABL Facility is subject to step ups and step downs based on average excess availability under the ABL Facility. In addition to paying interest on outstanding amounts under our ABL Facility, we are required to pay a commitment fee, in respect of the unutilized commitments thereunder, ranging from 0.50% to 1.00% per annum, which fee will be determined based on utilization of our ABL Facility (increasing when utilization is low and decreasing when utilization is high). We also pay customary letter of credit fees equal to the applicable margin on LIBOR loans and other customary letter of credit and agency fees.

From time to time, we issue letters of credit in connection with our business, including commercial contracts, leases, insurance and workers’ compensation arrangements. If the holders of our letters of credit draw funds under such letters of credit, it would increase our outstanding senior secured indebtedness.

As of March 31, 2011 there were no borrowings under the ABL Facility, outstanding letters of credit totaled $16.1 million and additional availability under the ABL Facility subject to the borrowing base was $133.9 million. As of March 31, 2011, the available borrowing base did not constrain our ability to borrow the entire $133.9 million of available borrowing capacity under our ABL Facility. At March 31, 2011, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

Interest paid on debt totaled $0.5 million for the three months ended March 31, 2011 and 2010, respectively. Interest expense for the three months ended March 31, 2011 and 2010 was $32.9 million and $32.6 million, respectively.

NOTE 6 — STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2011, changes to stockholders’ equity were comprised of the following amounts (in thousands):

Net income	$(21,024)
Cash paid on profit interest units	(1,000)
Profit interest compensation	828

$(21,196)

NOTE 7 — PROFIT INTEREST UNITS

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Assumptions used were as follows:

Expected Asset Volatility (1)	23.0%
Risk Free Interest Rate (2)	2.24%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the constant maturity treasury rate (“CMT Rate”) as of the valuation date with the maturity matching the contractual life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2010 to March 31, 2011:

Class B Units
Balance at December 31, 2010	38,697,318
Granted	—
Exercised	—
Forfeited	—

Balance at March 31, 2011	38,697,318

Vested units at March 31, 2011	17,413,793

There is no stated contractual life for the B units.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Assumptions used were as follows:

Expected Asset Volatility (1)	23.0%
Risk Free Interest Rate (2)	1.35%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the contractual life.
(3)	The expected life is based on management’s estimates.

The following table summarizes activity for profit interest units for the period December 31, 2010 to March 31, 2011:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2010	500,000	6,675,287	2,225,096

Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—

Balance at March 31, 2011	500,000	6,675,287	2,225,096

Vested units at March 31, 2011		2,224,873

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notwithstanding the vesting terms described above, if the employee voluntarily resigns (in the absence of “constructive termination”) then Sky LLC may require the forfeiture of any vested Class B or C units.

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility (1)	25.0%
Risk Free Interest Rate (2)	2.01%
Expected Life (3)	5.0 years

Assumptions used were as follows for the 2010 grants:

Expected Asset Volatility (1)	25.0%
Risk Free Interest Rate (2)	2.39%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the contractual life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2010 to March 31, 2011:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2010	2,075,000	35,341,831	12,635,175

Granted	—	—	—
Forfeited	(1,000,000)	(2,118,678)	(706,226)
Exercised	—	—	—

Balance at March 31, 2011	1,075,000	33,223,153	11,928,949

Vested units at March 31, 2011		8,370,361

There are no stated contractual lives for the A-2, B or C units.

Pursuant to a reorganization we conducted in March 2010, units of Sky LLC were converted or exchanged into units of Apria Holdings LLC, its parent entity.

Expense recorded related to profit interest units was $0.8 million and $1.1 million in the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, total unrecognized profit interest compensation cost related to unvested profit interest units was $3.8 million, which is expected to be expensed over a weighted average period of 3.1 years.

NOTE 8 — INCOME TAXES

The Company’s effective tax rate was 33.8% for the three months ended March 31, 2011 compared with 52.4% for the three months ended March 31, 2010.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has not sustained a cumulative book loss over the three-year period ended March 31, 2011 (after adjusting for the impact of certain non-recurring historical items which are not indicative of the Company’s ability to generate future income).

Based on all available evidence, the Company concluded that a valuation allowance against deferred tax assets was required at March 31, 2011. The Company will continue to assess the need for a valuation allowance as additional positive and negative evidence becomes available.

The Company accounts for its tax uncertainties under generally accepted accounting principles. Accordingly, the Company is required to disclose, within its interim financial statements, material changes to the following five disclosure categories: (1) gross unrecognized tax benefits recorded on the balance sheet; (2) total unrecognized tax benefits that, if recognized, would affect the effective tax rate; (3) interest and penalties related to tax uncertainties; (4) amounts and relevant information concerning unrecognized tax benefits for which it is reasonably possible that an increase or decrease could occur during the 12-month rolling period ending March 31, 2012 and (5) disclosure of tax years and major tax jurisdictions which remain subject to examination by taxing authorities.

As of March 31, 2011, the Company does not expect any material increases to its unrecognized tax benefits for the 12-month rolling period ending March 31, 2012. However, as of March 31, 2011, it is reasonably possible that unrecognized tax benefits could decrease by $9.0 million within the 12-month rolling period ending March 31, 2012. This decrease primarily relates to the timing uncertainty for when certain deductions should be recognized for tax return purposes, allocation of expenses between affiliates, and state tax uncertainties. Ultimate realization of this decrease is dependent upon the occurrence of certain events (including the completion of audits by tax agencies and expiration of statutes of limitations).

For the three months ended March 31, 2011, no other material changes occurred with respect to the Company’s tax uncertainties and the other four disclosure categories discussed above.

As of March 31, 2011, federal net operating loss (“NOLs”) carryforwards of approximately $353.6 million were available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during the Company’s calendar 2015 through 2031 tax years. A significant portion of these NOLS are subject to an annual utilization limitation as required by Section 382 of the Internal Revenue Code of 1986, as amended.

Net income tax refunds received for the three-month period ended March 31, 2011 and 2010 amounted to $0.6 million and $0.7 million, respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

Supplier Concentration: Currently, approximately 60.0% of purchases for patient service equipment and supplies are from five vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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

NOTE 10 — SEGMENTS

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

	Net Revenues Three Months Ended March 31,
(in thousands)	2011	2010
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$276,061	$278,316
Home Infusion Therapy	260,682	230,560

Total	$536,743	$508,876

	EBIT Three Months Ended March 31,
(in thousands)	2011	2010
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$(17,662)	$9,866
Home Infusion Therapy	18,410	20,823

Total	$748	$30,689

	Depreciation and Amortization Three Months Ended March 31,
(in thousands)	2011	2010
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$28,151	$29,713
Home Infusion Therapy	4,047	3,524

Total	$32,198	$33,237

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

The following table provides a reconciliation from net income to EBIT:

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(in thousands)	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net loss			$(21,024)			$(803)
Interest expense, net (a)			32,503			32,376
Income tax benefit			(10,731)			(884)

EBIT	$(17,662)	$18,410	$748	$9,866	$20,823	$30,689

(a)	Reflects $32.9 million of interest expense, net of $0.4 million of interest income for the three months ended March 31, 2011. Reflects $32.6 million of interest expense, net of $0.2 million of interest income for the three months ended March 31, 2010.

The Company allocates certain expenses that are not directly attributable to a product line based upon segment headcount.

NOTE 11 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

Intelenet Agreement: In May 2009, the Company entered into the Master Service Agreement (“Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company affiliated with the Sponsor, regarding the

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

outsourcing of certain functions relating to billing, collections and other administrative and clerical services. As of March 31, 2011, the Company expects to make payments to Intelenet of approximately $100 million over a seven-year period that began in the second quarter of 2009. This amount is expected to be reduced in the future as we continue to refine the scope of our outsourcing needs. One of the members of our board of directors, Mr. Patrick Bourke, is an employee of the Sponsor and also serves on the board of directors of Intelenet. During the three months ended March 31, 2011, the Company paid approximately $7.9 million to Intelenet.

Equity Healthcare Agreement: Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with our health benefit plans. In consideration for Equity Healthcare’s services, the Company will pay Equity Healthcare a fee of $2 per participating employee per month. As of March 31, 2011, the Company had approximately 6,600 employees enrolled in Equity Healthcare health benefit plans.

NOTE 12 — FINANCIAL GUARANTEES

The Company conducts substantially all of its business through its subsidiaries. Substantially all of the Company’s wholly-owned domestic subsidiaries (the “Guarantors”) fully and unconditionally guarantee the Series A-1 Notes and Series A-2 Notes on a senior secured basis. The Guarantors also guarantee our ABL Facility. See also Note 5g—Long-Term Debt.

The following unaudited condensed consolidated financial statements quantify the financial position as of March 31, 2011 and December 31, 2010, the operations for the three months ended March 31, 2011 and 2010, the cash flows for the three months ended March 31, 2011 and 2010. These condensed consolidated financial statements present financial information for the parent issuer, the guarantor subsidiaries, the non-guarantor subsidiaries and consolidating adjustments, consisting of the entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$99,736	$—	$411	$(14,764)	$85,383
Short-term investments	—	—	—	—	—
Accounts receivable less allowance for doubtful accounts	—	303,537	1,044	—	304,581
Inventories, net	—	71,360	330	—	71,690
Deferred income taxes	3,453	53,655	—	—	57,108
Deferred expenses	—	3,063	—	—	3,063
Intercompany	172,115	474,510	—	(646,625)	—
Prepaid expenses and other current assets	1,392	22,226	11	—	23,629
Intercompany loan	360,000	—	—	(360,000)	—

TOTAL CURRENT ASSETS	636,696	928,351	1,796	(1,021,389)	545,454
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	184,255	16	—	184,271
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	40,789	45,583	283	—	86,655
GOODWILL	—	764,982	—	—	764,982
INTANGIBLE ASSETS, NET	460,000	118,127	—	—	578,127
DEFERRED DEBT ISSUANCE COSTS, NET	50,749	—	—	—	50,749
INTERCOMPANY RECEIVABLE	—	—	—	—	—
INVESTMENT IN SUBSIDIARIES	387,772	746	—	(388,518)	—
INTERCOMPANY LOAN	350,000	—	—	(350,000)	—
OTHER ASSETS	4,360	4,330	—	—	8,690

TOTAL ASSETS	$1,930,366	$2,046,374	$2,095	$(1,759,907)	$2,218,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$110,931	$177	$(14,764)	$96,344
Accrued payroll and related taxes and benefits	7,409	56,437	138	—	63,984
Other accrued liabilities	49,513	73,510	1,034	—	124,057
Deferred revenue	—	29,636	—	—	29,636
Intercompany	36,551	610,074	—	(646,625)	—
Current portion of long-term debt	—	361,009	—	(360,000)	1,009

TOTAL CURRENT LIABILITIES	93,473	1,241,597	1,349	(1,021,389)	315,030
LONG-TERM DEBT, net of current portion	1,017,500	350,512	—	(350,000)	1,018,012
DEFERRED INCOME TAXES	165,456	44,566	—	—	210,022
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	9,821	21,927	—	—	31,748

TOTAL LIABILITIES	1,286,250	1,658,602	1,349	(1,371,389)	1,574,812
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Additional paid-in capital	688,286	473,413	—	(473,413)	688,286
(Accumulated deficit) retained earnings	(44,170)	(85,641)	746	84,895	(44,170)

TOTAL STOCKHOLDERS’ EQUITY	644,116	387,772	746	(388,518)	644,116

	$1,930,366	$2,046,374	$2,095	$(1,759,907)	$2,218,928

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2010

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$534,320	$2,423	$—	$536,743
Income from subsidiaries	26,172	—	—	(26,172)	—

TOTAL NET REVENUES	26,172	534,320	2,423	(26,172)	536,743
TOTAL COST OF NET REVENUES	—	216,636	1,240	—	217,876
Provision for doubtful accounts	—	20,190	74	—	20,264
Selling, distribution and administrative	56,861	265,218	721	(26,172)	296,628
Amortization of intangible assets	229	848	—	—	1,077

TOTAL COSTS AND EXPENSES	57,090	502,892	2,035	(26,172)	535,845
OPERATING (LOSS) INCOME	(30,918)	31,428	388	—	898
Interest expense	32,591	313	—	—	32,904
Interest income and other	(15,856)	15,415	190	—	(251)

(LOSS) INCOME BEFORE TAXES	(47,653)	15,700	198	—	(31,755)
Income tax (benefit) expense	(16,231)	5,500	—	—	(10,731)

NET (LOSS) INCOME	(31,422)	10,200	198	—	(21,024)
Equity in income of subsidiaries, net of tax	10,398	198	—	(10,596)	—

NET (LOSS) INCOME	$(21,024)	$10,398	$198	$(10,596)	$(21,024)

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2010

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$507,155	$1,721	$—	$508,876
Income from subsidiaries	57,215	—	—	(57,215)	—

TOTAL NET REVENUES	57,215	507,155	1,721	(57,215)	508,876
TOTAL COST OF NET REVENUES	—	201,889	903	—	202,792
Provision for doubtful accounts	—	15,845	42	—	15,887
Selling, distribution and administrative	51,187	263,148	618	(57,215)	257,738
Amortization of intangible assets	229	1,428	—	—	1,657

TOTAL COSTS AND EXPENSES	51,416	482,310	1,563	(57,215)	478,074
OPERATING INCOME	5,799	24,845	158	—	30,802
Interest expense	32,459	113	—	—	32,572
Interest income and other	(15,820)	15,660	77	—	(83)

(LOSS) INCOME BEFORE TAXES	(10,840)	9,072	81	—	(1,687)
Income tax (benefit) expense	(5,095)	4,211	—	—	(884)

NET (LOSS) INCOME	(5,745)	4,861	81	—	(803)
Equity in income of subsidiaries, net of tax	4,942	81	—	(5,023)	—

NET (LOSS) INCOME	$(803)	$4,942	$81	$(5,023)	$(803)

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(18,565)	$50,975	$114	$1,643	$34,167

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(5,836)	(28,143)	(110)	—	(34,089)
Proceeds from disposition of assets	—	7	—	—	7
Cash paid for acquisitions	—	(22,439)	—	—	(22,439)

NET CASH USED IN INVESTING ACTIVITIES	(5,836)	(50,575)	(110)	—	(56,521)

FINANCING ACTIVITIES
Payments on other long-term debt	—	(400)	—	—	(400)
Cash paid on profit interest units	(1,000)	—	—	—	(1,000)

NET CASH USED IN FINANCING ACTIVITIES	(1,000)	(400)	—	—	(1,400)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,401)	—	4	1,643	(23,754)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,137	—	407	(16,407)	109,137

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99,736	$—	$411	$(14,764)	$85,383

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2010

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23,760)	$38,733	$132	$—	$15,105

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(4,530)	(22,787)	(2)	—	(27,319)
Purchase of short-term investments	(8,189)	—	—	—	(8,189)
Maturities of short-term investments	12,680	—	—	—	12,680
Proceeds from disposition of assets	—	15	—	—	15
Cash paid for acquisitions	—	(1,200)	—	—	(1,200)

NET CASH USED IN INVESTING ACTIVITIES	(39)	(23,972)	(2)	—	(24,013)

FINANCING ACTIVITIES
Payments on other long-term debt	—	(441)	—	—	(441)
Change in book-cash overdraft included in accounts payable	—	(14,137)	—	—	(14,137)
Debt issuance costs	(1,210)	—	—	—	(1,210)
Cash paid on profit interest units	(78)	—	—	—	(78)

NET CASH USED IN FINANCING ACTIVITIES	(1,288)	(14,578)	—	—	(15,866)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,087)	183	130	—	(24,774)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,364	7,208	591	—	158,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,277	$7,391	$721	$—	$133,389

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Strategy

Our strategy is to position ourselves in the marketplace as a high-quality provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in this segment and expanded our platform for further cross-selling opportunities. Our Praxair acquisition (See “Recent Developments”) expanded our geographic footprint and market share in several key markets in the southeastern, south central and western areas of the country. Since January 1, 2010, we have expanded our home respiratory therapy and home medical equipment sales force by 52%, of which 16% relates to the Praxair acquisition. This expansion has allowed us to more efficiently cover each market served by promoting our products and services to physicians, hospital discharge planners and managed care organizations. On an ongoing basis, we continually evaluate the size of our sales force.

•

Continue to participate in the managed care market. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services will enable us to sign preferred provider agreements with managed care organizations. Managed care represented approximately 70% of our total net revenues for the three months ended March 31, 2011.

•

Leverage our national distribution infrastructure. With approximately 550 locations and a robust platform supporting shared national services, we believe that we can efficiently add products, services and patients to our systems to grow our revenues and leverage our cost structure. For example, we have successfully leveraged this distribution platform across a number of product and service offerings, including a continuous positive airway pressure (“CPAP”)/ bi-level supply replenishment program, enteral nutrition and negative pressure wound therapy (“NPWT”) services, and we are using our nursing capacity to provide infusion services through our growing network of ambulatory infusion suites. We seek to achieve margin improvements through operational initiatives focused on the continual reduction of costs and delivery of incremental efficiencies. At the same time, we believe that it is essential to consistently deliver superior customer service in order to increase referrals and retain existing patients. Performance improvement initiatives are underway in all aspects of our operations including customer service, patient satisfaction, logistics, supply chain, clinical services and billing/collections. We believe that by being responsive to the needs of our patients and payors we can provide ourselves with opportunities to take market share from our competitors.

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

•

Execute our strategic initiatives to drive profitability. For the past several years, we have successfully engaged in a range of cost savings initiatives to ease pressure on our revenue that has been and continues to be caused by Medicare and Medicaid reimbursement changes. These initiatives are designed to improve customer service, delivery and vehicle routing services, streamline the billing and payment process, effectively manage purchasing costs and improve the overall experience of the patients we serve. We launched a substantial multi-year cost reduction plan in late 2007. To date, we have made significant progress across a number of the identified initiatives targeting expected annual savings of approximately $175 million, of which we realized approximately $160 million through March 31, 2011.

Recent Developments. Acquisition of Praxair U.S. Home Healthcare Business: On March 4, 2011, we completed our previously announced asset acquisition of Praxair, Inc.’s (NYSE: PX) and Praxair Healthcare Services, Inc.’s (collectively, “Praxair”) United States homecare business. We expect this business to contribute approximately $85 to $95 million to our revenue in 2011. This estimate and the acquired business’s contribution in future periods will be subject to decreases as a result of the impact of Medicare competitive bidding and other factors.

Critical Accounting Policies. We consider the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to our consolidated financial statements. These policies require the most complex and subjective judgments of management. Additionally, the accounting policies related to goodwill, long-lived assets, share-based compensation and income taxes require significant judgment. These policies are presented in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report for the year ended December 31, 2010.

Government Regulation

We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Corporate contract services and legal department personnel review and approve written contracts subject to these laws. We also maintain various educational and audit programs designed to keep our managers updated and informed regarding developments on these topics and to reinforce to employees our policy of strict compliance in this area. Federal and state laws require that we obtain facility and other regulatory licenses and that we enroll as a supplier with federal and state health programs. Under various federal and state laws, we are required to make filings or submit notices in connection with transactions that might be defined as a change of control of the Company or of organizations we acquire. We are aware of these requirements and routinely make such filings with, and seek such approvals from, the applicable regulatory agencies. Notwithstanding these measures, due to changes in and new interpretations of such laws and regulations, and changes in our business, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension or non-renewal; severe fines and penalties; the repayment of amounts previously paid to us and even the termination of our ability to provide services, including those provided under certain government programs such as Medicare and Medicaid. See “Risk Factors—Risks Relating to Our Business—Continued Reductions in Medicare and Medicaid Reimbursement Rates and the Comprehensive Healthcare Reform Law Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition” and “Risk Factors—Risks Relating to Our Business—Our Failure To Maintain Required Licenses Could Impact Our Operations.”

Medicare and Medicaid Revenues. In the three months ended March 31, 2011 approximately 23% and 7% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively. No other third-party payor represented more than 8% of our total net revenues for the three months ended March 31, 2011. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 8% of total net revenues for the three months ended March 31, 2011.

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

In July 2010, CMS published a proposed rule containing several provisions related to the competitive bidding program, The proposed rule included the proposed list of 21 additional MSAs to be included in Round 2, as well as provisions relating to the diabetic supply category. Those provisions include a proposed definition of “mail order” and “non-mail order” items and a proposal for providers to supply a minimum level of product choices to patients. The final rule was published in November 2010. CMS adjusted certain aspects of the geographic boundaries of three large MSAs, but otherwise the Round 2 markets are now final.

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

The new rates took effect on January 1, 2011 for the Round 1 Rebid markets. The estimated annual total net revenues associated with the items that would have been subject to competitive bidding in Round 1 of what was to be the initial year of the program represented approximately 1.4% of our annual total net revenues. Based on 2008 data provided to bidders during the Round 1 Rebid process, we estimate that after the DRA and MIPPA reimbursement reductions of 2009 and a change in our business mix since 2007 are allocated for, the estimated annual total net revenues associated with items subject to competitive bidding in the Round 1 Rebid is approximately 1.0% of our annual total net revenues. In early July 2010, CMS announced the new SPAs for each of the product categories and each of the CBAs included in the Round 1 Rebid. The average price reduction for all products in all CBAs was 32%. CMS then began the contracting process with suppliers by issuing contract offer letters to qualified providers. We received contract offers for a substantial majority of the bids we submitted. We did not receive contract offers for certain product categories in certain CBAs, and we filed a formal request for CMS to reconsider certain of those bids. As a result of that reconsideration, CMS awarded us an additional contract. Approximately $22 million of our net revenues for the fiscal year ended December 31, 2010 was generated by the products and CBAs included in the Round 1 Rebid. We estimate that the initial results of the Round 1 Rebid will impact our net revenues in the fiscal year ending December 31, 2011 by approximately $8 million, assuming the current contracts and no changes in volume. However, we expect to reduce this impact due to an expected increase in volume.

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

The Reform Package also includes changes to the Medicare DMEPOS competitive bidding program. Significantly, Round 2 of the competitive bidding program has been expanded from 70 to 91 of the largest MSAs. Additional details concerning products to be included and other aspects of implementing Round 2 will not be fully known until after CMS completes a rulemaking process, which is now scheduled for the summer of 2011. Assuming that Round 2 would include the same product categories, bidding rules and markets currently being implemented and/or planned by CMS, we estimate that approximately $110 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding. Although the bidding process for Round 2 is currently scheduled to commence in 2011, the new Round 2 rates and guidelines are currently scheduled to take effect in July of 2013. Therefore, we cannot estimate the impact of potential Round 2 rate reductions on our business until more specific information is published by CMS and its contractors. The Reform Package also gives the Secretary of Health and Human Services additional authority to apply competitive bid pricing to non-bid areas rulemaking process and that could occur by 2016. In addition, efforts to repeal the competitive bidding program altogether or mandate significant program changes continue. In March 2011, the “Fairness in Medicare Competitive Bidding Act of 2011 (“FIMBA”) was introduced into the U.S. House of Representatives. FIMBA would repeal the program without specifying a reduction in the industry’s current reimbursement levels. Other efforts are underway by independent economists who seek to alter certain critical aspects of the program. Specifically, those efforts are designed to change the way in which CMS conducts the auction process itself, establishes the single payment rates, determines supplier capacity needed and related aspects which, if adopted by CMS in their entirety or in part, would change how Round Two would be administered. We cannot predict whether these or other efforts to repeal or amend the program will be successful, or their potential impact on the Company.

With respect to the competitive bidding program generally, at an April 2011 Program Advisory and Oversight Committee (“PAOC”) meeting, CMS briefed the PAOC regarding the current status of the Round 1 Rebid of the DMEPOS competitive bidding program and also provided updated information regarding the timeline for Round 2 of the program, which is mandated by MIPPA to begin in 2011. CMS plans to announce the Round 2 product categories and begin pre-registration education for potential bidders during the summer of 2011. In the fall of 2011, CMS anticipates announcing the Round 2 bidding schedule as well as beginning bidder registration and bidder education efforts. Round 2 registration is expected to end in the winter of 2012, at which time the bidding window for Round 2 would open for bids to be submitted. CMS anticipates that the Round 2 bidding window would close in the spring of 2012 and also would begin the bid evaluation process. Currently, CMS plans for the bid evaluation process to end in the fall of 2012, at which time CMS would announce the SPAs and begin the contracting process. In the spring of 2013, CMS anticipates making announcements about the contract suppliers. The Round 2 rates are currently targeted to take effect on July 1, 2013. CMS emphasized that the timeline is tentative and potentially subject to further revision. At this time, we cannot quantify what negative impact, if any, the implementation of Round 2 will have upon our revenue or operations once Round 2 is in effect, but it could be material.

We believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share under Medicare competitive bidding. However, there is no guarantee that we will be selected as a winning contract supplier in any future phases of the program and be awarded competitive bidding contracts by CMS or that we will garner additional market share. Under the current competitive bidding regulations, if we are not selected as a winning contract supplier for a particular CBA, we will generally not be allowed to supply Medicare beneficiaries in the CBA with products subject to competitive bidding, unless we elect to continue to service existing patients under the “grandfathering provision” of the most recent final rule or we acquire a winning supplier. Also, CMS now has authority to determine if an acquired supplier is still needed to serve the CBA, and there is no guarantee that agency staff will approve such an acquisition or do so in a timely manner. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position in a particular CBA even if we are not selected as a contract supplier.

Medicare Fee Schedule for DMEPOS and Consumer Price Index-Urban (“CPI-U”) Adjustments. In addition to the adoption of the DMEPOS competitive bidding program, the MMA implemented a five-year freeze on annual Consumer Price Index (“CPI”) payment increases for most durable medical equipment from 2004 to 2008. In MIPPA, in order to offset the cost of delaying the implementation of the DMEPOS competitive bidding program, Congress approved a nationwide average payment reduction of 9.5% in the DMEPOS fee schedule payments for those product categories included in Round 1, effective January 1, 2009. Product categories subject to competitive bidding but furnished in non-competitive bid areas were eligible to receive mandatory annual CPI-U updates beginning in 2010. Competitively bid items and services in metropolitan areas with contracts in place are not eligible to receive a CPI-U payment update during a contract period, which is currently a three-year period.

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

In recent years, there have been several legislative and executive branch efforts to further reduce the maximum rental period for oxygen therapy, equipment and related services. Former President Bush’s 2007, 2008 and 2009 healthcare budget proposals sought to reduce the maximum rental period for oxygen equipment from the DRA-mandated 36 months to 13 months, which was recommended by the U.S. Department of Health and Human Services’ (“HHS”) Office of Inspector General (“OIG”) in a limited study of the oxygen benefit published in 2006 entitled “Medicare Home Oxygen: Equipment Cost and Servicing.” Neither President Obama’s 2010 or 2011 budget proposals nor the Reform Package included a reduction in the oxygen rental period. However, President Obama’s most recent budget proposal would further reduce the amount state Medicaid programs pay for oxygen therapy and other durable medical equipment services and products by mandating that state Medicaid rates be no higher than Medicare rates. It is premature to know whether this or future budgets or proposals will contain such a provision or any other provisions based on these or future studies released by one or more government agencies.

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

Due to ongoing Part D and Part B coverage and payment issues associated with home infusion therapy, the industry is continuing to work with CMS, the Center for Medicare and Medicaid Innovation (“CMMI”) and Congress to rectify the Medicare coverage and payment limitations that restrict Medicare beneficiary and referral source access to quality home infusion therapy services. Bills were introduced in the 110th and 111th Congresses to consolidate home infusion therapy coverage under Part B and we expect similar legislation to be introduced in the 112th Congress. The Medicare Home Infusion Therapy Coverage Act would provide for Medicare infusion benefit coverage in a more comprehensive manner that is

[1]	Xopenex is a registered trademark of Sepracor, Inc., and DuoNeb is a registered trademark of Dey Labs, LLC.

analogous to how the therapy is covered by the managed care sector, including Medicare Advantage plans. Industry representatives continue to present the cost-saving and patient care advantages of home infusion therapy to CMS, members of Congress and the Obama Administration in an effort to, at a minimum, include a formal demonstration project in either CMS’ or the CMMI’s work plan or future legislation. In addition to a June 2010 report issued by the Government Accountability Office (GAO), entitled “Home Infusion Therapy: Differences Between Medicare and Private Insurers’ Coverage,” testimony before the Senate Finance Committee in September 2009 acknowledged the current gap in coverage and potential benefits of home infusion therapy to the Medicare program and beneficiaries. At this time, we cannot predict whether legislation will be passed or whether CMS and/or the CMMI will include a demonstration project in a future work plan.

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

In February 2011, CMS released a final rule implementing certain provisions of the Reform Package intended to prevent fraud, waste and abuse. This final rule includes new requirements regarding enrollment screening, enrollment application fees, payment suspension, temporary moratoria on enrollment and supplier termination. Significantly, as part of the final rule, CMS classified providers and suppliers as limited, moderate and high risk according to their risk of fraud, waste and abuse. Currently enrolled DMEPOS suppliers are classified in the moderate risk category while newly enrolled DMEPOS suppliers are classified in the high risk category. As such, DMEPOS suppliers will be under greater scrutiny relative to many other health care providers and suppliers. CMS has indicated that it will be implementing additional guidance for these new requirements as these new requirements are phased-in starting in March of 2011. We work cooperatively with CMS and its contractors in response to these initiatives to prevent fraud, waste and abuse but cannot predict whether CMS’ various program integrity efforts will or will not negatively impact our operations.

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

Also in October 2008, CMS announced the establishment of new Zone Program Integrity Contractors (“ZPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors (“PSCs”). Industry-wide, ZPIC audit activity increased in the second half of 2010 and the first quarter of 2011 and is expected to continue to increase for the foreseeable future. The industry trade association is advocating for more contractor transparency and consistency surrounding all government audit activity directed toward the DMEPOS industry.

Other Issues

•

Medical Necessity & Other Documentation Requirements. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DMEMAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DMEMACs, CMS staff and government subcontractors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation. This is then translated to individual supplier significant error rates and aggregated into a DMEPOS industry error rate. High error rates lead to further audit activity and regulatory burdens. If these or other burdensome positions are generally adopted by auditors, DMEMACs, other contractors or CMS in administering the Medicare program, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be reduced. We cannot currently predict the adverse impact, if any, these interpretations of the Medicare documentation requirements might have on our operations, cash flow and capital resources, but such impact could be material.

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

The impact of changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through March 31, 2011. We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates.

Medicaid Reimbursement. State Medicaid programs implement reimbursement policies for the items and services we provide that may or may not be similar to those of the Medicare program. Budget pressures on these state programs often result in pricing and coverage changes that may have a detrimental impact on our operations and/or financial performance. States sometimes have interposed intermediaries to administer their Medicaid programs, or have adopted alternative pricing methodologies for certain drugs, biologicals, and home medical equipment under their Medicaid programs that reduce the level of reimbursement received by us without a corresponding offset or increase to compensate for the service costs incurred. For example, Medi-Cal adopted a regulation that limits the amounts a provider can bill for certain durable medical equipment and medical supplies. In March 2009, the California Association of Medical Product Suppliers (“CAMPS”) initiated a lawsuit to invalidate this regulation as having been adopted in violation of California’s Administrative Procedure

Act. On August 3, 2009, the court entered a decision denying CAMPS’ petition. CAMPS has appealed the court’s decision. If the regulation is ultimately upheld, it would most likely result in our making refunds and other payments to Medi-Cal, and our future revenues from Medi-Cal may be reduced. Historically, when such regulatory or administrative burdens have been imposed, or such alternative pricing methodologies were adopted, we have sometimes elected to stop accepting new Medicaid patient referrals for the affected drugs, biologicals, and home medical equipment. We periodically evaluate the possibility of stopping or reducing our Medicaid business in a number of states with reimbursement or administrative policies that make it difficult for us to safely care for patients or conduct operations profitably. Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states which, combined with the current economic environment and state deficits, could further strain state budgets and therefore result in additional policy changes or rate reductions. The President’s most recent budget proposal would limit the amount state Medicaid programs pay for DMEPOS to be no higher than Medicare payment levels. We cannot currently predict the adverse impact, if any, that any such change to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether other states will consider similar or other reimbursement reductions, whether healthcare reform provisions pertaining to Medicaid will ultimately be passed into law or whether any such changes would have a material adverse effect on our results of operations, cash flow and capital resources.

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

Healthcare Reform Legislation. Economic, political and regulatory influences are causing fundamental changes in the healthcare industry in the United States. Various healthcare reform proposals are formulated and proposed by the legislative and administrative branches of the federal government on a regular basis. In addition, some of the states in which we operate periodically consider various healthcare reform proposals. Even with the passage of the Reform Package, we anticipate that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. The 2010 mid-term election changed the composition of Congress and may affect the priorities related to healthcare. Congress is debating the potential to repeal or amend the Reform Package altogether. A number of other parties, including some State governments, have begun to challenge the Reform Package, and we cannot predict the outcome of such challenges. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. Also, the government has begun to promulgate the implementing rules and regulations of the Reform Package, including additional requirements related to our business and that of our customers. Until those rules are more clearly understood, and due to uncertainties regarding the ultimate features of additional reform initiatives and their enactment and implementation over the next few years, we cannot predict which, if any, of such reform proposals will be adopted, or when they may be adopted, or that any such reforms will not have a material adverse effect on our results of operations, cash flow, capital resources and liquidity.

Key Factors and Trends Expected to Impact our Business in 2011

Although other factors and trends will likely impact us, including some we do not foresee at this time, we believe our performance in 2011 will be affected by the following key factors and trends:

•

Changes in outsourcing strategy. As a part of our ongoing review of our outsourcing strategy, we have determined to return certain of the outsourced functions to our personnel and facilities in the United States. Consequently, we expect that in future periods we will experience increased administrative costs because we will no longer have the full benefit of the favorable offshore labor rates.

•	Increasing Costs. We expect our selling, distribution and administrative costs to increase in 2011 as a result of the full year impact of additional sales personnel added for a portion of 2010.

•	Medicare Competitive Bidding. We expect an unfavorable impact related to the implementation of Medicare Competitive Bidding which began in January 2011.

•

Collectability of accounts receivable. The collection of accounts receivable is expected to remain one of our most significant challenges. We expect that our provision for doubtful accounts for the year ended December 31, 2011 as a percentage of net revenue will be at a rate comparable to that which we experienced for the year ended December 31, 2010.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Net Revenues. Net revenues in the three months ended March 31, 2011 were $536.7 million compared to $508.9 million in the three months ended March 31, 2010. Revenue for the three months ended March 31, 2011 increased primarily due to an increase in home infusion therapy segment revenue and the previously announced acquisition of Praxair assets. The revenue increase was partially offset by the non-renewal or termination of, or changes to, certain payor contracts among other factors.

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

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the three months ended March 31, 2011 was 59.4%, compared to 60.1% for the three months ended March 31, 2010. The decline in gross profit margin percentage is primarily due to an increase in the revenue of the home infusion therapy segment as a percent of total net revenue. Our home infusion therapy segment has a lower gross profit margin as a percentage of net revenues than the home respiratory therapy and home medical equipment segment.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 3.8% and 3.1% in the three months ended March 31, 2011 and March 31, 2010, respectively. In August 2010, based upon a review of key outsourcing initiatives, we determined that certain outsourced billing and collections functions should instead be performed by us and we are currently transitioning such functions back to our operations in the United States. The increase in the provision for doubtful accounts in the quarter ended March 31, 2011 is the result of unfavorable collections experience occurring in the quarter ended March 31, 2011 primarily due to the transition of our previously outsourced billing and collections process back to Apria personnel and the impact of a major payor using an intermediary.

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

Selling, distribution and administrative expenses were $296.6 million, or 55.3%, of total net revenues for the three months ended March 31, 2011 compared to $257.7 million, or 50.6%, of total net revenues for the three months ended March 31, 2010.

Selling, distribution and administrative expenses increased by $38.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was comprised of a $27.5 million increase in labor and related expenses and an $11.4 million increase in other operating expense.

The increase in labor and related expenses of $27.5 million was primarily due to an increase in salaries and related benefits resulting from headcount increases associated with our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel, growth in our respiratory therapy and home medical equipment sales force, growth in infusion headcount to support growth in our infusion revenue, increases in headcount as a result of the Praxair acquisition, and higher management incentive compensation expense as a result of meeting certain targets in 2011 that were not met in 2010.

The increase in other operating expenses was $11.4 million, of which $7.0 million was related to the acquisition of Praxair assets. Of the $7.0 million, $5.4 million of costs related primarily to the closing of certain Praxair facilities and professional fees associated with the acquisition. The remaining $4.4 million increase was primarily due to the increase in costs related to delivery, depreciation on completed IT projects, and travel costs associated with the increase in sales headcount.

Amortization of Intangible Assets. Amortization of intangible assets was $1.1 million and $1.7 million in the three months ended March 31, 2011 and March 31, 2010, respectively.

Interest Expense. Interest expense increased $0.3 million, or 1.0%, to $32.9 million in the three months ended March 31, 2011 from $32.6 million in the three months ended March 31, 2010.

Interest Income and Other. Interest income and other increased to $0.3 million for the three months ended March 31, 2011 from $0.1 million in the year ended March 31, 2010.

Income Tax Benefit. We apply an estimated annual effective tax rate to year-to-date pre-tax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). Certain tax charges and benefits are recognized on a discrete basis in the interim period in which they occur. These discrete items are taken into account in determining our overall effective tax rate for interim financial reporting.

Our effective tax rate was a benefit of 33.8% for the three months ended March 31, 2011 compared with a benefit of 52.4% for the three months ended March 31, 2010. Differences in our effective tax rate compared with federal and state statutory rates and fluctuations in our effective tax rate between comparative accounting periods stem primarily from the impact of non-deductible equity compensation and other non-deductible expenses as a percentage of estimated pre-tax income (loss) in computing our estimated annual effective tax rate.

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

We have not sustained a cumulative book loss over the three-year period ended March 31, 2011 (after adjusting for the impact of certain non-recurring historical items which are not indicative of our ability to generate future income).

Based on all available evidence, we have concluded that a valuation allowance against deferred tax assets will not be required at March 31, 2011. We will continue to assess the need for a valuation allowance as additional positive and negative evidence becomes available.

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

(in thousands)	Three Months Ended March 31, 2011	Percentage of Net Revenues	Three Months Ended March 31, 2010	Percentage of Net Revenues
Net revenues:
Home respiratory therapy and home medical equipment	$276,061	51.4%	$278,316	54.7%
Home infusion therapy	260,682	48.6	230,560	45.3

Total net revenues	$536,743	100.0%	$508,876	100.0%

($ in thousands)	Three Months Ended March 31, 2011
	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$(17,662)	(6.4)%	$18,410	7.1%	$748

($ in thousands)	Three Months Ended March 31, 2010
	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$9,866	3.5%	$20,823	9.0%	$30,689

We allocate certain expenses that are not directly attributable to a product line based upon segment headcount.

See reconciliation of EBIT to net income included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues decreased $2.2 million, or 0.8%, to $276.1 million in the three months ended March 31, 2011 from $278.3 million in the three months ended March 31, 2010. Revenues for the home respiratory therapy and home medical equipment segment decreased to 51.4% of total revenue in the three months ended March 31, 2011 from 54.7% in the three months ended March 31, 2010.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line decreased by 1.2% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease in revenue resulted primarily from decreases in oxygen and other respiratory revenue, partially offset by an increase in sleep apnea revenue. Revenue in this service line was negatively impacted by the termination of or changes to certain payor contracts and positively impacted by the acquisition of Praxair assets. In addition, we experienced an increase in sleep apnea volume.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 2.0% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was primarily due to an increase in overall volume, partially due to the acquisition of Praxair assets. The increase in overall volume was partially offset by a decrease in revenue due to the termination of certain payor contracts.

EBIT for the home respiratory therapy and home medical equipment segment in the three months ended March 31, 2011 was a negative $17.7 million compared to a positive $9.9 million in the three months ended March 31, 2010. The negative EBIT was 6.4% of segment net revenues in the three months ended March 31, 2011 compared to positive 3.5% of segment net revenues in the three months ended March 31, 2010. The decrease in the EBIT as a percentage of segment net revenues from 3.5% for the three months ended March 31, 2010 to a negative 6.4% in the three months ended March 31, 2011 is primarily due to increases in the provision for doubtful accounts primarily due to the outsourcing of our billing and collections process and in the sales, distribution and administrative costs as a percentage of net revenues in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $30.1 million, or 13.1% to $260.7 million for the three months ended March 31, 2011 from $230.6 million in the three months ended March 31, 2010. Revenues for the home infusion therapy segment increased to 48.6% of total revenue in the three months ended March 31, 2011 from 45.3% in the three months ended March 31, 2010.

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

EBIT for the home infusion therapy segment in the three months ended March 31, 2011 was $18.4 million compared to $20.8 million in the three months ended March 31, 2010. EBIT was 7.1% of segment net revenues in the three months ended March 31, 2011 compared to 9.0% of segment net revenues in the three months ended March 31, 2010. The decrease in EBIT as a percentage of net segment revenues from 9.0% for the three months ended March 31, 2010 to 7.1% for the three months ended March 31, 2011 is primarily due to an increase in sales, distribution and administrative costs as a percentage of segment net revenues in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

The following table provides a reconciliation from net income to EBIT:

(in thousands)	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net loss			$(21,024)			$(803)
Interest expense, net (a)			32,503			32,376
Income tax benefit			(10,731)			(884)

EBIT	$(17,662)	$18,410	$748	$9,866	$20,823	$30,689

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

In the three months ended March 31, 2011, our free cash flow was $0.1 million. For the three months ended March 31, 2010 our free cash flow was $(12.2) million. See discussion below on changes in the components of free cash flow; net cash provided by operations and purchases of patient service equipment and property, equipment and improvements. Free cash flow is a financial measure which is not calculated in accordance with GAAP. Free cash flow is defined as cash provided by operating activities less purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with GAAP. Further, free cash flow may not be comparable to similarly titled measures used by other companies.

A table reconciling free cash flow to net cash provided by operating activities is presented below.

(in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Reconciliation — Free Cash Flow:
Net loss	$(21,024)	$(803)
Non-cash items	48,022	57,248
Change in operating assets and liabilities	7,169	(41,340)

Net cash provided by operating activities	34,167	15,105
Less: Purchases of patient service equipment and property, equipment and improvements	(34,089)	(27,319)

Free cash flow	$78	$(12,214)

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

(in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net cash provided by operating activities	$34,167	$15,105
Net cash used in investing activities	(56,521)	(24,013)
Net cash used in financing activities	(1,400)	(15,866)

Net decrease in cash and equivalents	(23,754)	(24,774)
Cash and equivalents at beginning of period	109,137	158,163

Cash and equivalents at end of period	$85,383	$133,389

The Three Months Ended March 31, 2011 Results Compared to the Three Months Ended March 31, 2010

Net cash provided by operating activities in the three months ended March 31, 2011 was $34.2 million compared to $15.1 million in the three months ended March 31, 2010, an increase of $19.1 million. The increase in net cash provided by operating activities resulted from a $48.5 million increase in the cash provided related to the change in operating assets and liabilities to a $7.2 million provision of cash in 2011 from a $41.3 million use of cash in 2010, partially offset by a $20.2 million increase in our net loss and a $9.2 million decrease in non-cash items in 2011.

The $48.5 million increase in cash provided by the change in operating assets and liabilities consisted primarily of the following:

•

$19.7 million decrease in cash used by accounts payable to a $6.5 million provision of cash in the three months ended March 31, 2011 from a $13.2 million use of cash in the three months ended March 31, 2010. The decrease was primarily due to the timing of payment on invoices.

•

$16.9 million decrease in cash used by accrued payroll to a $4.7 million provision of cash in the three months ended March 31, 2011 from a $12.1 million use of cash in the three months ended March 31, 2010. The decrease was primarily due to a decrease in incentive compensation paid in 2011 compared to 2010 and timing of payroll.

Net cash used in investing activities in the three months ended March 31, 2011 was $56.5 million, compared to $24.0 million in the three months ended March 31, 2010. The primary use of funds in 2011 was $34.1 million to purchase patient service equipment and property equipment and improvements; $23.5 million related to patient service equipment; and $10.6 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. Additionally, net cash used in investment activities of $22.4 million related primarily to the acquisition of Praxair assets in March 2011. The primary use of funds in 2010 was $27.3 million to purchase patient service equipment and property equipment and improvements; $21.4 million related to patient service equipment and $5.9 million related to property equipment and improvements, primarily due to additions to our information systems hardware/software and leasehold improvements on new facilities.

Net cash used in financing activities in the three months ended March 31, 2011 was $1.4 million compared to $15.9 million in the three months ended March 31, 2010. In 2010, net cash used in financing activities primarily reflected the payment to bring down book cash overdraft reported in accounts payable and debt issuance costs related terminated offerings and registration fees.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $362.1 million as of March 31, 2011 from $339.4 million at December 31, 2010. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the rolling average of total net revenues) were 51 days at March 31, 2011, compared to 49 days at December 31, 2010. The increase in accounts receivable and days sales outstanding is primarily a result of the transition of our previously outsourced billing and collections process back to Apria personnel in the United States, the impact of a major payor using an intermediary and normal increases experienced during the first quarter of each year.

Accounts aged in excess of 180 days expressed as percentages of total receivables for certain major payor categories, and in total, are as follows:

	March 31, 2011	December 31, 2010
Total	17.4%	19.3%
Medicare	11.4%	13.5%
Medicaid	21.4%	23.2%
Patient Self pay	24.7%	31.0%
Managed care/other	17.6%	18.8%

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $66.7 million and $55.2 million at March 31, 2011 and December 31, 2010, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

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

The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the respiratory/home medical equipment branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of our patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 87% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Depending on the product type, we perform physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories.

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

Borrowings under our ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 1/2 of 1% (“Base Rate”), plus an applicable margin (currently 2.0%) or (b) a LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin (currently 3.0%). The applicable margin for borrowings under our ABL Facility is subject to step ups and step downs based on average excess availability under the ABL Facility. In addition to paying interest on outstanding amounts under our ABL Facility, we are required to pay a commitment fee, in respect of the unutilized commitments thereunder, ranging from 0.50% to 1.00% per annum, which fee will be determined based on utilization of our ABL Facility (increasing when utilization is low and decreasing when utilization is high). We also pay customary letter of credit fees equal to the applicable margin on LIBOR loans and other customary letter of credit and agency fees.

From time to time, we issue letters of credit in connection with our business, including commercial contracts, leases, insurance and workers’ compensation arrangements. If the holders of our letters of credit draw funds under such letters of credit, it would increase our outstanding senior secured indebtedness.

As of March 31, 2011, there were no outstanding borrowings under the ABL Facility, outstanding letters of credit totaled $16.1 million and additional availability under the ABL Facility, subject to the borrowing base, was $133.9 million. As of March 31, 2011, the available borrowing base did not constrain our ability to borrow the entire $133.9 million of available borrowing capacity under our ABL Facility. At March 31, 2011, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

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

The following table provides a reconciliation from our net income (loss) to Adjusted EBITDA:

(in thousands)	Three Months Ended March 31, 2011	Twelve Months Ended March 31, 2011
Net loss	$(21,024)	$(37,653)
Interest expense, net (a)	32,503	129,963
Income tax benefit	(10,731)	(17,759)
Depreciation and amortization	32,198	127,623
Non-cash items (b)	4,452	20,344
Costs incurred related to initiatives (c)	13,019	44,337
Other adjustment items (d)	1,749	8,391
Projected cost savings and synergies (e)	923	14,976

Adjusted EBITDA	$53,089	$290,222

(a)	Reflects $32.9 million of interest expense, net of $0.4 million of interest income for the three months ended March 31, 2011. Reflects $131.2 million of interest expense, net of $1.2 million of interest income for the twelve months ended March 31, 2011.
(b)	Non-cash items are comprised of the following:

(in thousands)	Three Months Ended March 31, 2011	Twelve Months Ended March 31, 2011
Profit interest units compensation expense	$828	$3,805
Loss on patient service equipment, disposition of assets and other (i)	3,624	16,539

Total non-cash items	$4,452	$20,344

(i)	Primarily represents non-cash losses related to the title transfer of equipment to Medicare patients at the end of the 13-month maximum rental period under the DRA and other disposals or write-offs of capital equipment. Equipment classified as 13-month rental equipment would include hospital beds, wheelchairs, nebulizers, patient lifts and CPAP devices.

(c)	Costs incurred related to initiatives are comprised of the following:

(in thousands)	Three Months Ended March 31, 2011	Twelve Months Ended March 31, 2011
Costs and expenses related to initiatives (i)	$7,995	$38,295
Acquisition of Praxair assets (ii)	5,024	5,323
Executive severance and retention (iii)	—	893
Other	—	(174)

Total costs incurred related to initiatives	$13,019	$44,337

(i)	Represents salaries and wages, severance, relocation consulting fees and other expenses for the three and twelve months ended March 31, 2011, primarily related to five projects: (1) the offshoring and subsequent onshoring of certain of our billing and collections functions; (2) a new billing and collections system for our home infusion therapy business; (3) sales force and operations optimization; (4) centralization of our admissions process for our home infusion therapy business; and (5) a telecom cost-saving initiative.
(ii)	Represents costs related to the March 4, 2011 acquisition of Praxair assets.
(iii)	Represents executive severance and retention expense as a result of the Merger for the three and twelve months ended March 31, 2011.

(d)	Other adjustment items primarily related to the sponsor management fee of $1.7 million and $8.4 million for the three and twelve months ended March 31, 2011.
(e)	Represents projected net cost savings and synergies to be realized in connection with acquisitions and cost saving, restructuring and other similar initiatives.

Business Combinations and Asset Purchases. We periodically acquire complementary businesses. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Customer lists, favorable lease arrangements and patient referral sources are being amortized over the period of their expected benefit. During the three months ended March 31, 2011 and March 31, 2010, the Company purchased certain assets of a business for $22.4 million and $1.3 million, respectively.

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

Contractual Cash Obligations. In the normal course of business, we enter into obligations and commitments that require future contractual payments. In connection with the acquisition of Praxair assets on March 4, 2011, we assumed facility and vehicle leases with future cash payment obligations totaling approximately $6.1 million.

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

At March 31, 2011, there were no borrowings under our ABL Facility. The credit agreement governing the ABL Facility provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the credit agreement governing the ABL Facility. At March 31, 2011, any outstanding borrowings under the ABL Facility would have been tied to the Bank of America prime rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term Debt.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

In 2009, CMS released an interim final rule implementing certain MIPPA provisions requiring CMS to conduct the Round 1 Rebid and mandated certain changes for both the Round 1 Rebid and subsequent rounds of the program. Approximately $21 million of our net revenues for the fiscal year ended December 31, 2009 was generated by the products and CBAs included in the Round 1 Rebid. Although we may experience increases in volume as a result of our competitive bidding contracts, we estimate that the initial results of the Round 1 Rebid would reduce our net revenues in the fiscal year ending December 31, 2011 by approximately $8 million, assuming the current contracts and no changes in volume. Assuming that Round 2 would include the same product categories, bidding rules and markets currently being proposed by CMS, we estimate that approximately $109 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding. Although the bidding process for Round 2 is currently scheduled to commence in 2011, the effective date of new Round 2 rates and guidelines is currently scheduled to take effect in July 2013. Therefore, we cannot estimate the impact of potential Round 2 rate reductions on our business until more specific information is published by CMS and its contractors. The Reform Package also made changes to the competitive bidding program and gave the Secretary of Health and Human Services the authority to apply competitive bid pricing to non-bid areas after a rulemaking process, but this could take effect by 2016. At this time, we cannot quantify what negative impact, if any, the revised program will have upon our revenue or operations when the program is reinitiated, but such impact could be material.

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

There are also ongoing state and federal legislative and regulatory efforts to reduce or otherwise adversely affect Medicaid reimbursement rates for products and services we provide. For a number of years, some states have adopted alternative pricing methodologies for certain drugs, biologicals and home medical equipment reimbursed under the Medicaid program. In a number of states, the changes reduced the level of reimbursement we received for these items without a corresponding offset or increase to compensate for the service costs we incurred. For example, California’s Medicaid program (“Medi-Cal”) adopted a regulation that limits the amounts a provider can bill for certain durable medical equipment and medical supplies. In March 2009, CAMPS initiated a lawsuit to invalidate this regulation as having been adopted in violation of California’s Administrative Procedure Act. On August 3, 2009, the court entered a decision denying CAMPS’ petition. CAMPS has appealed the court’s decision. If the regulation is ultimately upheld, it could result in our making refunds and other payments to Medi-Cal and our future revenues from Medi-Cal may be reduced. In addition to this Medi-Cal regulation, we currently are examining other similar Medicaid program rules to confirm whether we have complied with the particular states’ Medicaid reimbursement methodologies. The review could result in our making refunds and other payments to these state Medicaid programs and our future revenues may be reduced. Historically, when we have learned that states have adopted such alternative reimbursement methodologies, we have sometimes elected to stop accepting new Medicaid patient referrals for the affected drugs, biologicals and home medical equipment. We periodically evaluate the possibility of stopping or reducing our Medicaid business in a number of states with reimbursement policies that make it difficult for us to conduct operations profitably. Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states, which could further strain state budgets and therefore result in additional policy changes or rate reductions. In addition, changes to the federal regulations pertaining to prescription drug pricing may also impact the Medicaid reimbursement available to us. The President’s most recent budget proposal would limit the amount state Medicaid programs pay for DMEPOS services and products to be no higher than Medicare’s rates. We cannot currently predict the adverse impact, if any, that any such changes to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether other states will consider similar or other reimbursement reductions or whether any such changes could have a material adverse effect on our results of operations, cash flow and capital resources.

We cannot estimate the ultimate impact of all legislated and contemplated Medicare and Medicaid reimbursement changes or provide assurance to investors that additional reimbursement reductions will not be made or will not have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

For further information, see “Business—Government Regulation.”

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

We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us.

As a result of continuing reductions in payor reimbursement, we, like many other healthcare companies, are making substantial efforts to reduce our costs in providing healthcare services and products. Certain managed care organizations and larger insurers also regularly attempt to seek reductions in the prices at which we provide services to them and their patients, or propose onerous payment rules and other administrative burdens. We have a large number of contractual arrangements with managed care organizations and other parties, which represented approximately 70% of our total net revenues for each of the three months ended March 31, 2011 and 2010, respectively, and we expect that we will continue to enter into more of these contractual arrangements. Also, the Reform Package significantly reduces the government’s payment rates to Medicare Advantage plans. Other provisions impose minimum medical-loss ratios, state and federal premium review procedures and benefit requirements on insurers. These public policy changes have unpredictable effects on the insurance industry on which we rely. There can be no assurance that we will retain or obtain Medicare Advantage or other such managed care contracts or that such plans will not attempt to further reduce the rates they pay to providers. In addition, if we are unable to successfully reduce our costs, we may be unable to continue to provide services directly to patients of certain payors or through these contractual arrangements. This would have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and payment, substantiation and record-keeping requirements. We implement policies and procedures designed to meet the various documentation requirements of government payors as they have been interpreted and applied. Examples of such documentation requirements are contained in the DMEMAC Supplier Manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. Some DMEMACs and other government auditors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain such documentation from other healthcare providers. Also, auditors’ interpretations of these policies are inconsistent and subject to individual interpretations leading to high supplier and industry error rates. If these or other challenging positions continue to be adopted by auditors, DMEMACs, other contractors or CMS in administering the Medicare program, we have the right to contest these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare would likely be substantially reduced. We cannot currently predict the adverse impact, if any, that these new, more onerous interpretations of the Medicare documentation requirements might have on our relationships with referral sources, operations, cash flow and capital resources, but such impact could be material.

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

Along with other healthcare providers and suppliers, we have recently been subject to a significant increase in the number of audits conducted under these new programs. Many of these audits have ascribed error rates to our audited locations that are significantly higher than we, and others in the industry, have experienced in the past. In some cases, these high error rates appear to be based on the auditors’ incomplete or erroneous review of our submitted documentation or unclear scoring methodologies used by the auditors. In other instances, high error rates have resulted from the auditors’ use of more stringent interpretations of the types of medical necessity documentation required for CMS to pay for the services we provide. We are appealing the results of these recent audits, but cannot predict the ultimate outcome of such appeals.

We have been informed by these auditors that other healthcare providers and all suppliers of certain DMEPOS product categories are expected to experience further increased scrutiny from these audit programs. When a government auditor ascribes a high error rate to one or more of our locations, it generally results in protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from referral sources than has historically been required. Our error rate, aggregated with other DMEPOS suppliers in the industry, is then reported to Medicare contractors and Congress. According to the CERT contractors utilizing the more stringent interpretations of the medical necessity documentation requirements, the DMEPOS industry error rate in 2009 was 51.9% and was over 70% in 2010. We cannot currently predict the adverse impact, if any, that these new audits, methodologies and interpretations might have on our operations, cash flow and capital resources, but such adverse impact could be material.

See “Risks Relating to Our Business—Non-Compliance with Laws and Regulations Applicable to Our Business and Future Changes in or Interpretations of These Laws and Regulations Could Have a Material Adverse Effect on Us” for additional information.

Our Business and Financial Performance May Be Adversely Affected By Our Inability to Effectively Execute and Implement Cost Savings Initiatives.

We launched a substantial multi-year cost reduction plan in late 2007 across a number of identified initiatives presently targeting estimated pre-tax savings of approximately $175 million on an annualized basis, of which we have realized approximately $160 million through March 31, 2011. The programs related to the remaining targeted annual savings of approximately $15 million include certain customer service and billing center centralization, purchasing cost reduction initiatives, outsourcing certain functions of our information technology department, a branch optimization program, outsourced equipment pickups and exchanges and document imaging. Projected costs and savings associated with these initiatives are subject to a variety of risks, including:

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

While we expect to continue to implement these cost savings initiatives, there can be no assurance that we will be able to do so successfully or that we will realize all of the projected benefits of these and other restructuring and cost savings initiatives. If we are unable to realize the remaining anticipated cost savings from our initiatives, our business may be adversely affected. Moreover, our continued implementation of cost savings initiatives may have a material adverse effect on our business, results of operations and financial condition, including but not limited to the loss of revenue, increases in accounts receivable and reserves and/or write-offs of accounts receivable. Also, in response to changing business conditions, we may discontinue or significantly adjust our cost savings initiatives which would affect our ability to achieve future cost savings.

Our Failure to Successfully Design, Modify and Implement Computer and Other Process Changes to Maximize Productivity and Ensure Compliance Could Ultimately Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

We have identified a number of areas throughout our operations where we intend to modify the current processes or systems in order to attain a higher level of productivity or ensure compliance. The ultimate cost savings expected from the successful design and implementation of such initiatives will be necessary to help offset the impact of Medicare and Medicaid reimbursement reductions and continued downward pressure on pricing. Additionally, Medicare and Medicaid often change their documentation requirements. The DMEPOS competitive bidding program also imposes new reporting requirements on contracted providers. From time to time, our outsourcing contractor for certain information systems functions, Perot Systems Corporation, makes operational, leadership or other changes that could impact our plans and cost-savings goals. Our failure to successfully design and implement system or process modifications could have a significant impact on our operations and financial condition. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations.

Our Failure to Maintain Controls and Processes Over Billing and Collections or to Execute the Outsourcing Effectively, the Deterioration of the Financial Condition of Our Payors or Disputes With Third Parties Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

The collection of accounts receivable is one of our most significant challenges and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. For example, we have experienced an increase in accounts receivable attributable, among other things, to transitioning of some of our billing and collection functions to our outsourcing contractor and to changes in payment practices by some of our payors and their intermediaries. Despite an adjustment to our outsourcing initiative in this area, there can be no assurance that we will be able to return to our historic levels or maintain our current levels of collectability and days sales outstanding in future periods. Further, some of our payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. If we are unable to properly bill and collect our accounts receivable, our results will be adversely affected. In addition, from time to time we are involved in disputes with various parties, including our payors and their intermediaries regarding their performance of various contractual or regulatory obligations. These disputes sometimes lead to legal and other proceedings and cause us to incur costs or experience delays in collections, increases in our accounts receivable or loss of revenue. In addition, in the event such disputes are not resolved in our favor or cause us to terminate our relationships such parties, there may be an adverse impact on our results of operations or financial condition.

Our Outsourcing, Offshoring and Onshoring Activities Subject Us to Risks That Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

Beginning in 2009, we outsourced certain billing, collections and other administrative and clerical services to Intelenet and certain information systems functions to Perot Systems Corporation, both of which perform many of these services outside of the United States. Operations in other parts of the world involve certain regional geopolitical risks that are different than operating in the United States, including the possibility of civil unrest, terrorism and substantial regulation by the individual governments. In addition, federal and state regulators have expressed concerns regarding the impact of offshoring on American business in general, including, for example, job loss, security and privacy concerns. During 2010, we experienced negative reactions from federal and state regulators, payors, patients and referral sources as a result of the actual or perceived concerns caused by the outsourcing of portions of our business operations related to certain billing, collections and other administrative and clerical services and we experienced increases in accounts receivable, reserves, write-offs of accounts receivable and loss of revenues. Accordingly, we determined to return certain of these outsourced functions to our personnel in the United States. This transition has resulted in various one-time costs and operational inefficiencies. For example, despite a training program for new personnel, there will likely be a significant delay before our new work force will handle these functions as efficiently as they were handled before the outsourcing. There are no assurances that we will be successful in completing the transition of these functions back to our personnel in the United States. Among other things, risks associated with the transition process may result in our inability to bill for our services, cause further increases in our accounts receivable, impact our ability to collect current or future accounts receivables or cause us to further increase accounts receivable reserves, all of which may have an adverse impact on our results of operations or financial condition.

Our Failure to Maintain Required Licenses Could Impact Our Operations.

We are required to maintain a significant number of state and/or federal licenses for our operations and facilities. Certain employees—primarily those with clinical expertise in pharmacy, nursing, respiratory therapy and nutrition—are required to maintain licenses in the states in which they practice. We manage the facility licensing function centrally. In addition, individual clinical employees are responsible for obtaining, maintaining and renewing their professional licenses and we also have processes in place designed to notify branch or pharmacy managers of renewal dates for the clinical employees under their supervision. State and federal licensing requirements are complex and often open to subjective interpretation by various regulatory agencies. From time to time, we may also become subject to new or different licensing requirements due to legislative or regulatory requirements developments or changes in our business, and such developments may cause us to make further changes in our business, the results of which may be material. Although we believe we have appropriate systems in place to monitor licensure, violations of licensing requirements may occur and our failure to acquire or maintain appropriate licensure for our operations, facilities and clinicians could result in interruptions in our operations, refunds to state and/or federal payors, sanctions or fines, which could have an adverse material impact on our business, financial condition, results of operation, cash flow, capital resources and liquidity.

Our Failure to Maintain Accreditation Could Impact Our Operations.

Accreditation is required by most of our managed care payors and became a mandatory requirement for all Medicare DMEPOS providers effective October 1, 2009. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission, and the Commission renewed our accreditation for another three years. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 20 years of continuous accreditation by The Joint Commission—longer than any other homecare provider. If we or any of our branches lose accreditation, or if any of our new branches are unable to become accredited, our failure to maintain accreditation or become accredited could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

Our Strategic Growth Plan, Which Involves the Acquisition of Other Companies, May Not Succeed.

Our strategic growth plan involves, in part, the acquisition of other companies such as our 2007 acquisition of Coram and our March 2011 acquisition of the assets of Praxair Healthcare Services’ home healthcare services division in the United States. Such growth involves a number of risks, including:

•	difficulties related to combining previously separate businesses into a single unit, including product and service offerings, distribution and operational capabilities and business cultures;

•	availability of financing to the extent needed to fund acquisitions;

•	customer loss and other general business disruption;

•	managing the integration process while completing other independent acquisitions or dispositions;

•	diversion of management’s attention from day-to-day operations;

•	assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated;

•	failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements;

•	potentially substantial costs and expenses associated with acquisitions and dispositions;

•	failure to retain and motivate key employees;

•	coordinating research and development activities to enhance the introduction of new products and services;

•	difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business;

•	obtaining necessary regulatory licenses and payor-specific approvals, which may impact the timing of when we are able to bill and collect for services rendered;

•

our ability to transition patients in a timely manner to our information systems in order to bill payors for services rendered may impact our ability to collect our billed amounts for those services; and

•	our estimates for revenue accruals during the integration of acquisitions may require adjustments in future periods as the transition of patient information is finalized.

Also, the number of the uninsured in the United States has had an impact on certain healthcare services and products that may be more discretionary in nature. This has resulted in a slowing down of certain growth rates due to the patients’ more limited ability to pay the associated out-of-pocket fees. This could continue as the number uninsured remains high.

We May Not Be Able to Realize Anticipated Cost Savings, Revenue Enhancements or Synergies From Our Acquisitions.

We may not be able to realize the potential cost savings, synergies and revenue enhancements that we anticipate from our acquisitions, either in the amount or within the time frame that we expect, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:

•	the use of more cash or other financial resources on integration and implementation activities than we expect;

•	increases in other expenses unrelated to our acquisitions, which may offset the cost savings and other synergies from those transactions;

•	our ability to eliminate effectively duplicative back office overhead and overlapping and redundant selling, general and administrative functions; and

•	our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

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

The home respiratory/home medical equipment and home infusion therapy markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. We believe that the primary competitive factors are quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of our competitors may now or in the future have greater financial or marketing resources than we do. In addition, in certain markets, competitors may have more effective sales and marketing activities. Our largest national home respiratory/home medical equipment provider competitors are American HomePatient, Inc., Lincare Holdings, Inc. and Rotech Healthcare Inc. Our largest competitors in the home infusion therapy service market are Walgreens Home Care and Accredo/Critical Care Systems. The rest of the market in the United States consists of several medium-size competitors, as well as numerous small (under $3.5 million in annual revenues) local operations. There are relatively few barriers to entry in local home healthcare markets. We cannot assure you that the competitive nature of the homecare environment will not adversely affect our revenues and our business.

Our Business Operations are Labor Intensive. Difficulty Hiring Enough Additional Management and Other Employees, Increasing Costs of Compensation or Employee Benefits, and the Potential Impact of Unionization and Organizing Activities Could Have an Adverse Effect on Our Costs and Results of Operations.

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other employees. One of our largest costs is in the payment of salaries and benefits to our approximately 13,600 employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates among certain employee groups. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely be adversely affected. The Reform Package may materially increase our cost of providing health benefits to our employees and their dependents. In addition, union organizing activities have occurred in the past and may occur in the future, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

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

If material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Risks Relating to Our Indebtedness

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us From Fulfilling Our Obligations Under our Indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2010, we had approximately $1,019.0 million of total debt outstanding. Subject to the limits contained in the credit agreement governing our ABL Facility, the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

3.2	Amended and Restated Bylaws of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC.

Date: May 9, 2011	By:	/s/ CHRIS A. KARKENNY
Chris A. Karkenny
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2011	By:	/s/ PETER A. REYNOLDS
Peter A. Reynolds
Chief Accounting Officer and Controller (Principal Accounting Officer)