Form 10-Q
period 2011-06-30
APRIA HEALTHCARE GROUP INC
filed 2011-08-10
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) as if the registrant was subject to such filing requirements.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2011, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,144	$109,137
Accounts receivable, less allowance for doubtful accounts of $58,419 and $56,559 at June 30, 2011 and December 31, 2010, respectively	328,983	282,798
Inventories	55,400	73,894
Deferred income taxes	58,847	58,028
Deferred expenses	3,410	3,061
Prepaid expenses and other current assets	21,913	20,221

TOTAL CURRENT ASSETS	495,697	547,139
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $167,345 and $144,074 at June 30, 2011 and December 31, 2010, respectively	199,612	169,878
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	87,130	83,893
GOODWILL	765,245	760,088
INTANGIBLE ASSETS, NET	577,106	578,957
DEFERRED DEBT ISSUANCE COSTS, NET	47,730	53,659
OTHER ASSETS	9,178	7,523

TOTAL ASSETS	$2,181,698	$2,201,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$107,683	$86,637
Accrued payroll and related taxes and benefits	57,643	59,073
Other accrued liabilities	92,286	90,447
Deferred revenue	29,748	26,504
Current portion of long-term debt	695	1,323

TOTAL CURRENT LIABILITIES	288,055	263,984
LONG-TERM DEBT, net of current portion	1,017,926	1,018,098
DEFERRED INCOME TAXES	207,658	222,743
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	32,625	31,000

TOTAL LIABILITIES	1,546,264	1,535,825
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value: 1,000 shares authorized; 100 shares issued at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	689,041	688,458
Accumulated deficit	(53,607)	(23,146)

TOTAL STOCKHOLDERS’ EQUITY	635,434	665,312

	$2,181,698	$2,201,137

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net revenues:
Fee for service arrangements	$534,229	$477,699	$1,029,913	$947,535
Capitation	42,119	40,479	83,178	79,519

TOTAL NET REVENUES	576,348	518,178	1,113,091	1,027,054

Costs and expenses:
Cost of net revenues:
Product and supply costs	190,882	164,234	368,322	321,067
Patient service equipment depreciation	24,077	23,693	45,882	48,749
Home respiratory therapy services	6,130	8,022	12,103	16,215
Nursing services	10,596	8,912	20,527	18,000
Other	3,747	3,271	6,474	6,893

TOTAL COST OF NET REVENUES	235,432	208,132	453,308	410,924
Provision for doubtful accounts	16,578	12,933	36,842	28,820
Selling, distribution and administrative	303,070	258,843	599,698	516,581
Amortization of intangible assets	1,121	1,085	2,198	2,742

TOTAL COSTS AND EXPENSES	556,201	480,993	1,092,046	959,067

OPERATING INCOME	20,147	37,185	21,045	67,987
Interest expense	33,026	32,663	65,930	65,235
Interest income and other	(39)	(222)	(290)	(305)

(LOSS) INCOME BEFORE TAXES	(12,840)	4,744	(44,595)	3,057
Income tax (benefit) expense	(3,403)	1,378	(14,134)	494

NET (LOSS) INCOME	$(9,437)	$3,366	$(30,461)	$2,563

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
OPERATING ACTIVITIES
Net (loss) income	$(30,461)	$2,563
Items included in net (loss) income not requiring cash:
Provision for doubtful accounts	36,842	28,820
Depreciation	63,625	62,439
Amortization of intangible assets	2,198	2,742
Amortization of deferred debt issuance costs	5,928	5,198
Deferred income taxes	(15,903)	2,470
Profit interest compensation	1,583	2,203
Loss on disposition of assets and other	8,202	9,099
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(83,027)	(76,257)
Inventories	8,324	7,855
Prepaid expenses and other assets	(3,134)	(3,672)
Accounts payable, exclusive of book-cash overdraft	19,692	(7,226)
Accrued payroll and related taxes and benefits	(1,621)	1,649
Income taxes payable	396	(768)
Deferred revenue, net of related expenses	2,895	462
Accrued expenses	3,067	(2,859)

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,606	34,718

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(76,415)	(55,783)
Purchases of short-term investments	—	(8,087)
Maturities of short-term investments	—	25,685
Proceeds from disposition of assets	153	101
Cash paid for acquisitions	(22,538)	(1,960)

NET CASH USED IN INVESTING ACTIVITIES	(98,800)	(40,044)

FINANCING ACTIVITIES
Payments on other long-term debt	(799)	(867)
Change in book-cash overdraft included in accounts payable	—	(32,533)
Debt issuance costs	—	(2,887)
Cash paid on profit interest units	(1,000)	(78)

NET CASH USED IN FINANCING ACTIVITIES	(1,799)	(36,365)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(81,993)	(41,691)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,137	158,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,144	$116,472

SUPPLEMENTAL DISCLOSURES — See Note 5 and Note 8 for a discussion of cash paid for interest and income taxes, respectively.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases when paid. Unpaid purchases were $10.5 million and $7.6 million at June 30, 2011 and December 31, 2010, respectively.

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of Apria Healthcare Group Inc. (“Apria” or “the Company”) and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation.

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee for service/product arrangements for equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and under capitation arrangements with third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 7% of total net revenues for the three and six months ended June 30, 2011 and 8% of total net revenues for the three and six months ended June 30, 2010. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 30% and 29% of total net revenues for the three and six months ended June 30, 2011 and June 30, 2010, respectively. In the six months ended June 30, 2011 and June 30, 2010, no other third-party payor group represented more than 8% of the Company’s revenues.

Rental and sale revenues in the fee for service/product arrangement revenue line item were:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011		2010		2011		2010
Rental	$163.6	30.6%	$154.2	32.3%	$316.4	30.7%	$312.4	33.0%
Sale	370.6	69.4	323.5	67.7	713.5	69.3	635.1	67.0

Total fee for service	$534.2	100.0%	$477.7	100.0%	$1,029.9	100.0%	$947.5	100.0%

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

Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $77.9 million and $55.2 million at June 30, 2011 and December 31, 2010, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Unbilled receivables can also be impacted by the transition of patients during the integration of acquisitions and overall revenue growth. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability.

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

Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Additions to capitalized internally developed software totaled $2.2 million and $3.2 million for the three months ended June 30, 2011 and 2010, respectively, and $4.5 million and $6.1 million for the six months ended June 30, 2011 and 2010, respectively.

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

Goodwill and indefinite-lived intangible assets are not amortized but instead tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. Management has determined that our two operating segments are reporting units. As such, the Company has two reporting units: home respiratory therapy/home medical equipment and home infusion therapy. The Company performs the annual test for impairment as of the first day of its fourth quarter and determines fair value based on a combination of the income approach and the market approach. The income approach is based on discounted cash flows. The market approach uses a selection of comparable companies in determining market value. During the annual goodwill impairment test in 2010, the Company completed step one and determined that there was no impairment of goodwill since the fair value of the reporting units substantially exceeded the carrying value; therefore, we are not at risk of failing step one based upon our current assumptions. Our annual indefinite-lived intangible assets impairment test in 2010 also resulted in no impairment as the fair value of the assets exceeded the carrying value. The goodwill amounts for the March 4, 2011 acquisition of Praxair assets (see Note 3 – Business Combinations for details of the Praxair acquisition), are based upon preliminary estimates that are subject to change in 2011 upon completion of the final valuation analysis. Final determination of these estimates could result in an adjustment to the purchase price allocation with an offsetting adjustment to goodwill.

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

Fair Value of Financial Instruments: The carrying value of debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair values of cash and cash equivalents, short-term investments and the Series A-1 Notes and Series A-2 Notes are determined based upon “Level 1” inputs, consisting of quoted prices in active markets for identical items. The fair value of the Series A-1 Notes and Series A-2 Notes was $721.0 million and $328.6 million at June 30, 2011, respectively. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value due to their short maturity.

Product and Supply Costs: Product and supply costs presented within cost of total net revenues are comprised primarily of the cost of supplies and equipment provided to patients, infusion drug costs and enteral product costs.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of total net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $11.0 million and $6.7 million in the three months ended June 30, 2011 and June 30, 2010, respectively, and $21.4 million and $13.1 million in the six months ended June 30, 2011 and June 30, 2010, respectively.

Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $48.5 million and $39.9 million in the three months ended June 30, 2011 and June 30, 2010, respectively, and $94.1 million and $78.9 million in the six months ended June 30, 2011 and June 30, 2010, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within selling and administrative expenses and may not be comparable to other companies.

Self-Insurance: Coverage for certain employee medical claims and benefits, as well as workers’ compensation, professional and general liability, and vehicle liability are self-insured. Amounts accrued for costs of workers’ compensation, medical, professional and general liability, and vehicle are classified in other accrued liabilities as follows:

(in thousands)	June 30, 2011	December 31, 2010
Workers’ compensation	$22,884	$21,694
Professional and general liability/vehicle	11,067	10,552
Medical insurance	6,768	6,477

Total	$40,719	$38,723

Income Taxes: The Company’s provision for income taxes is based on expected income, permanent book/tax differences and statutory tax rates in the various jurisdictions in which the Company operates. Significant management estimates and judgments are required in determining the provision for income taxes.

Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax assets will not be realized.

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

Recent Accounting Pronouncements: In June 2011, the Emerging Issues Task Force (“EITF”) issued EITF 09-H, “Health Care Entities: Presentation of the Provision for Bad Debts and Disclosures of Net Revenues and the Allowance for Doubtful Accounts” (“EITF 09-H”). EITF 09-H requires certain entities to present bad debt as an offset to revenue in the statement of operations. This issue will be effective for fiscal years beginning after December 15, 2011 and interim periods within those fiscal years. We are currently evaluating the impact of EITF 09-H on our financial position, results of operations, cash flows and disclosures.

NOTE 2 — RECENT DEVELOPMENTS

Amended and Restated ABL Facility: On August 8, 2011, we entered into a senior secured asset-based revolving credit facility, or ABL Facility, with Bank of America, N.A., as administrative agent and collateral agent and a syndicate of financial institutions and institutional lenders. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital, the investment banking division of Barclays Bank PLC joint bookrunners. The ABL Facility amended and restated our prior senior secured asset-based revolving credit facility dated October 28, 2008, which provided for a revolving credit financing of up to $150.0 million.

The ABL Facility provides for revolving credit financing of up to $250.0 million, subject to borrowing base availability, with a maturity of the earlier of (a) five years and (b) 90 days prior to the earliest maturity of our outstanding Series A-1 Notes and Series A-2 Notes, and includes both a letter of credit and swingline loan sub-facility. The borrowing base at any time is equal to the sum (subject to certain reserves and other adjustments) of (i) 85% of eligible receivables, (ii) the least of (a) 85% of eligible self-pay accounts, (b) 10% of the borrowing base, (c) $25,000,000 and (d) the aggregate amount of self-pay accounts collected within the previous 90 days, (iii) the lesser of (a) 85% of eligible accounts invoiced but unpaid for more than 180 days but less than 360 days and (b) 10% of eligible accounts invoiced but unpaid for 180 days or less and (iv) the lesser of (a) 85% of the net orderly liquidation value of eligible inventory and (b) $35.0 million.

Borrowings under our ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 1/2 of 1% (“Base Rate”), plus an applicable margin (currently 1.25%) or (b) a LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin (currently 2.25%). The applicable margin for borrowings under our ABL Facility is subject to (a) 25 basis points step ups and step downs based on average excess availability under the ABL Facility and (b) a step down of 25 basis points based on achieving a consolidated fixed charge coverage ratio greater than 1.75 to 1.00. In addition to paying interest on outstanding amounts under our ABL Facility, we are required to pay a commitment fee, in respect of the unutilized commitments thereunder, ranging from 0.375% to 0.50% per annum, which fee will be determined based on utilization of our ABL Facility (increasing when utilization is low and decreasing when utilization is high). We also pay customary letter of credit fees equal to the applicable margin on LIBOR loans and other customary letter of credit and agency fees.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

From time to time, we issue letters of credit in connection with our business, including commercial contracts, leases, insurance and workers’ compensation arrangements. If the holders of our letters of credit draw funds under such letters of credit, it would increase our outstanding senior secured indebtedness.

As of June 30, 2011, there were no outstanding borrowings under the ABL Facility, outstanding letters of credit totaled $21.1 million and additional availability under the ABL Facility, subject to the borrowing base, was $128.9 million. As of June 30, 2011, the available borrowing base did not constrain our ability to borrow the entire $128.9 available borrowing capacity under our ABL Facility. At June 30, 2011, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

As of August 8, 2011, there were no outstanding borrowings under the ABL Facility, outstanding letters of credit totaled $21.1 million and additional availability under the ABL Facility, subject to the borrowing base, was $228.9 million. As of August 8, 2011, the available borrowing base did not constrain our ability to borrow the entire remaining available borrowing capacity under our ABL Facility.

Realignment of Management. On July 11, 2011, the Company announced the realignment of management responsibility for certain functions, including those related to revenue management and information technology. In connection with these changes, James G. Gallas, who has served as the Company’s Executive Vice President and Chief Administrative Officer, will cease to oversee revenue management, information technology and certain related functions. Management of those functions will be assumed by other members of the Company’s senior management team, and Mr. Gallas will assume a special projects role during a transitional period, which is presently expected to conclude on or prior to February 28, 2012. At the conclusion of this transitional period, Mr. Gallas’ employment is expected to terminate in accordance with the terms of his Amended and Restated Executive Severance Agreement dated as of March 10, 2009.

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

During the six months ended June 30, 2011 and 2010, the Company purchased certain assets and businesses for total consideration of $22.4 million and $2.3 million, respectively. The 2011 total is comprised primarily of the asset acquisition of Praxair, Inc.’s U.S. homecare business.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill by segment are as follows:

(in thousands)	Home Infusion Therapy	Home Respiratory Therapy and Home Medical Equipment	Total
Balance, December 31, 2010	$257,823	$502,265	$760,088
Acquisition	547	4,610	5,157

Balance, June 30, 2011	$258,370	$506,875	$765,245

Intangible assets consist of the following:

(dollars in thousands)	June 30, 2011				December 31, 2010
	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Capitated relationships	20.0	$40,000	$(5,333)	$34,667	$40,000	$(4,333)	$35,667
Payor relationships	20.0	11,000	(1,467)	9,533	11,000	(1,192)	9,808
Net favorable leasehold interest	3.5	3,210	(2,446)	764	3,553	(2,325)	1,228
Customer list	1.2	248	(106)	142	710	(456)	254

Subtotal		54,458	(9,352)	45,106	55,263	(8,306)	46,957
Intangible assets not subject to amortization:
Trade names		525,000	—	525,000	525,000	—	525,000
Accreditations with commissions		7,000	—	7,000	7,000	—	7,000

Subtotal		532,000	—	532,000	532,000	—	532,000
Total		$586,458	$(9,352)	$577,106	$587,263	$(8,306)	$578,957

For the six months ended June 30, 2011, the net increase in the carrying amount of goodwill of $5.2 million is the result of the acquisition of Praxair assets on March 4, 2011. Most of the goodwill recorded in conjunction with business combinations for the periods presented is expected to be deductible for tax purposes. Goodwill and intangible assets from our Praxair acquisition are based upon preliminary estimates that are subject to change in 2011 upon completion of the final valuation analysis.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amortization expense amounted to $2.2 million and $2.7 million for the six months ended June 30, 2011 and 2010, respectively. Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

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

As of June 30, 2011 there were no borrowings under the ABL Facility, outstanding letters of credit totaled $21.1 million and additional availability under the ABL Facility subject to the borrowing base was $128.9 million. As of June 30, 2011, the available borrowing base did not constrain our ability to borrow the entire $128.9 million of available borrowing capacity under our ABL Facility. At June 30, 2011, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

In August 2011, we amended and restated the ABL Facility. See Note 2 – Recent Developments.

Interest paid on debt totaled $59.5 million for each of the three months ended June 30, 2011 and 2010, and $60.0 million for each of the six months ended June 30, 2011 and 2010. Interest expense for the three months ended June 30, 2011 and 2010 was $33.0 million and $32.7 million, respectively, and $65.9 million and $65.2 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 6 — STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2011, changes to stockholders’ equity were comprised of the following amounts (in thousands):

Net loss	$(30,461)
Cash paid on profit interest units	(1,000)
Profit interest compensation	1,583

$(29,878)

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Assumptions used were as follows:

Expected Asset Volatility (1)	23.0%
Risk Free Interest Rate (2)	2.24%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the constant maturity treasury rate (“CMT Rate”) as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2010 to June 30, 2011:

Class B Units
Balance at December 31, 2010	38,697,318
Granted	—
Forfeited	—
Exercised	—

Balance at June 30, 2011	38,697,318

Vested units at June 30, 2011	19,348,659

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Assumptions used were as follows:

Expected Asset Volatility (1)	23.0%
Risk Free Interest Rate (2)	1.35%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimates.

The following table summarizes activity for profit interest units for the period December 31, 2010 to June 30, 2011:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2010	500,000	6,675,287	2,225,096
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—

Balance at June 30, 2011	500,000	6,675,287	2,225,096

Vested units at June 30, 2011		2,447,360

There are no stated contractual lives for the A-2, B or C units.

Sky LLC (and following our reorganization in March 2010, Apria Holdings LLC) granted certain management employees 44,116,448 Class B units and 15,189,198 Class C units, all of which are subject to vesting terms based on either (i) continued service to Sky LLC or its subsidiaries or (ii) performance/market conditions.

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

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility (1)	25.0%
Risk Free Interest Rate (2)	2.01%
Expected Life (3)	5.0 years

Assumptions used were as follows for the 2010 grants:

Expected Asset Volatility (1)	25.0%
Risk Free Interest Rate (2)	2.39%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.

(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2010 to June 30, 2011:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2010	2,075,000	35,341,831	12,635,175
Granted	—	—	—
Forfeited	(1,000,000)	(2,118,678)	(706,226)
Exercised	—	—	—

Balance at March 31, 2011	1,075,000	33,223,153	11,928,949
Granted	—	1,189,943	396,648
Forfeited	—	(435,345)	(145,115)
Exercised	—	—	—

Balance at June 30, 2011	1,075,000	33,977,751	12,180,482

Vested units at June 30, 2011		9,407,023

There are no stated contractual lives for the A-2, B or C units.

Pursuant to a reorganization we conducted in March 2010, units of Sky LLC were converted or exchanged into units of Apria Holdings LLC, its parent entity.

Expense recorded related to profit interest units was $0.7 million and $1.1 million in the three months ended June 30, 2011 and 2010, respectively, and $1.6 million and $2.2 million in the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, total unrecognized profit interest compensation cost related to unvested profit interest units was $3.4 million, which is expected to be expensed over a weighted average period of 3.2 years.

NOTE 8 — INCOME TAXES

The Company’s effective tax rate was 26.5% for the three months ended June 30, 2011, compared to 29.1% for the three months ended June 30, 2010. The Company’s effective tax rate was 31.7% for the six months ended June 30, 2011, compared to 16.2% for the six months ended June 30, 2010.

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

The Company has not sustained a cumulative book loss over the three-year period ended June 30, 2011 (after adjusting for the impact of certain non-recurring historical items which are not indicative of the Company’s ability to generate future income).

Based on available information, the Company concluded that a valuation allowance against federal deferred tax assets was not required at June 30, 2011. The Company will continue to assess the need for a valuation allowance as additional information becomes available.

The Company accounts for its tax uncertainties under generally accepted accounting principles. Accordingly, the Company is required to disclose, within its interim financial statements, material changes to the following five disclosure categories: (1) gross unrecognized tax benefits recorded on the balance sheet; (2) total unrecognized tax benefits that, if recognized, would affect the effective tax rate; (3) interest and penalties related to tax uncertainties; (4) amounts and relevant

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

information concerning unrecognized tax benefits for which it is reasonably possible that an increase or decrease could occur during the 12-month rolling period ending June 30, 2012 and (5) disclosure of tax years and major tax jurisdictions which remain subject to examination by taxing authorities.

As of June 30, 2011, the Company does not expect any material increases to its unrecognized tax benefits for the 12-month rolling period ending June 30, 2012. However, as of June 30, 2011, it is reasonably possible that unrecognized tax benefits could decrease by $9.0 million within the 12-month rolling period ending June 30, 2012. This decrease primarily relates to the timing uncertainty for when certain deductions should be recognized for tax return purposes, allocation of expenses between affiliates, and state tax uncertainties. Ultimate realization of this decrease is dependent upon the occurrence of certain events (including the completion of audits by tax agencies and expiration of statutes of limitations).

For the six months ended June 30, 2011, no other material changes occurred with respect to the Company’s tax uncertainties and the other four disclosure categories discussed above.

As of June 30, 2011, federal net operating loss (“NOLs”) carryforwards of approximately $364.0 million were available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during the Company’s calendar 2015 through 2031 tax years. A significant portion of these NOLS are subject to an annual utilization limitation as required by Section 382 of the Internal Revenue Code of 1986, as amended.

Net income tax refunds received for the six-month period ended June 30, 2011 and 2010 amounted to $0.4 million and $0.2 million, respectively.

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

Medicare and Medicaid Reimbursement: There are a number of provisions contained within recent, proposed or contemplated legislation that affect or may affect Medicare and Medicaid reimbursement policies for items and services provided. The Company cannot be certain of the ultimate impact of all legislated and contemplated changes, and therefore cannot provide assurance that these changes will not have a material adverse effect on the Company’s financial condition or results of operations.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$292,609	$273,127	$568,670	$551,443
Home Infusion Therapy	283,739	245,051	544,421	475,611

Total	$576,348	$518,178	$1,113,091	$1,027,054

	EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$(14,550)	$8,692	$(32,212)	$13,307
Home Infusion Therapy	34,694	28,684	53,104	54,758

Total	$20,144	$37,376	$20,892	$68,065

	Depreciation and Amortization
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$29,484	$28,243	$57,635	$57,956
Home Infusion Therapy	4,141	3,700	8,188	7,225

Total	$33,625	$31,943	$65,823	$65,181

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a reconciliation from net (loss) income to EBIT:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
(in thousands)	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net (loss) income			$(9,437)			$3,366
Interest expense, net (a)			32,984			32,632
Income tax (benefit) expense			(3,403)			1,378

EBIT	$(14,550)	$34,694	$20,144	$8,692	$28,684	$37,376

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(in thousands)	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net (loss) income			$(30,461)			$2,563
Interest expense, net (b)			65,487			65,008
Income tax (benefit) expense			(14,134)			494

EBIT	$(32,212)	$53,104	$20,892	$13,307	$54,758	$68,065

(a)	Reflects $33.0 million of interest expense, net of $0.0 million of interest income for the three months ended June 30, 2011. Reflects $32.7 million of interest expense, net of $0.1 million of interest income for the three months ended June 30, 2010.
(b)	Reflects $65.9 million of interest expense, net of $0.4 million of interest income for the six months ended June 30, 2011. Reflects $65.2 million of interest expense, net of $0.2 million of interest income for the six months ended June 30, 2010.

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

Intelenet Agreement: In May 2009, the Company entered into the Master Service Agreement (“Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. On May 31, 2011, it was announced that an affiliate of the Sponsor, along with other shareholders of Intelenet, agreed to sell Intelenet to Serco Group PLC, an international services company. The transaction closed in July 2011. As of June 30, 2011, the Company expects to make payments to Intelenet of approximately $100.0 million over a seven-year period that began in the second quarter of 2009. This amount is expected to be reduced in the future as we continue to refine the scope of our outsourcing needs. One of the members of our board of directors, Mr. Patrick Bourke, is an employee of the Sponsor who also served on the board of directors of Intelenet. During the six months ended June 30, 2011, the Company paid approximately $11.7 million to Intelenet.

Equity Healthcare Agreement: Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with our health benefit plans. In consideration for Equity Healthcare’s services, the Company pays Equity Healthcare a fee of $2 per participating employee per month. As of June 30, 2011, the Company had approximately 8,100 employees enrolled in Equity Healthcare health benefit plans.

NOTE 12 — FINANCIAL GUARANTEES

The Company conducts substantially all of its business through its subsidiaries. Substantially all of the Company’s wholly-owned domestic subsidiaries (the “Guarantors”) fully and unconditionally guarantee the Series A-1 Notes and Series A-2 Notes on a senior secured basis. The Guarantors also guarantee our ABL Facility. See also Note 5—Long-Term Debt.

The following unaudited condensed consolidated financial statements quantify the financial position as of June 30, 2011 and December 31, 2010, the operations for the three and six months ended June 30, 2011 and 2010, and the cash flows for the six months ended June 30, 2011 and 2010. These condensed consolidated financial statements present financial information for the parent issuer, the guarantor subsidiaries, the non-guarantor subsidiaries and consolidating adjustments, consisting of the entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,026	$—	$651	$(11,533)	$27,144
Accounts receivable less allowance for doubtful accounts	—	328,010	973	—	328,983
Inventories, net	—	55,124	276	—	55,400
Deferred income taxes	5,094	53,753	—	—	58,847
Deferred expenses	—	3,410	—	—	3,410
Intercompany	241,410	467,683	—	(709,093)	—
Prepaid expenses and other current assets	1,021	20,880	12	—	21,913
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	995,551	928,860	1,912	(1,430,626)	495,697
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	199,601	11	—	199,612
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	39,857	47,003	270	—	87,130
GOODWILL	—	765,245	—	—	765,245
INTANGIBLE ASSETS, NET	460,000	117,106	—	—	577,106
DEFERRED DEBT ISSUANCE COSTS, NET	47,730	—	—	—	47,730
INVESTMENT IN SUBSIDIARIES	390,803	730	—	(391,533)	—
INTERCOMPANY LOAN	—	—	—	—	—
OTHER ASSETS	4,343	4,835	—	—	9,178

TOTAL ASSETS	$1,938,284	$2,063,380	$2,193	$(1,822,159)	$2,181,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$118,793	$423	$(11,533)	$107,683
Accrued payroll and related taxes and benefits	11,365	46,140	138	—	57,643
Other accrued liabilities	19,962	71,422	902	—	92,286
Deferred revenue	—	29,748	—	—	29,748
Intercompany	81,990	627,103	—	(709,093)	—
Current portion of long-term debt	—	710,695	—	(710,000)	695

TOTAL CURRENT LIABILITIES	113,317	1,603,901	1,463	(1,430,626)	288,055
LONG-TERM DEBT, net of current portion	1,017,500	426	—	—	1,017,926
DEFERRED INCOME TAXES	162,057	45,601	—	—	207,658
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	9,976	22,649	—	—	32,625

TOTAL LIABILITIES	1,302,850	1,672,577	1,463	(1,430,626)	1,546,264
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Additional paid-in capital	689,041	488,716	—	(488,716)	689,041
(Accumulated deficit) retained earnings	(53,607)	(97,913)	730	97,183	(53,607)

TOTAL STOCKHOLDERS’ EQUITY	635,434	390,803	730	(391,533)	635,434

	$1,938,284	$2,063,380	$2,193	$(1,822,159)	$2,181,698

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$573,944	$2,404	$—	$576,348
Income from subsidiaries	45,593	—	—	(45,593)	—

TOTAL NET REVENUES	45,593	573,944	2,404	(45,593)	576,348
TOTAL COST OF NET REVENUES	—	234,201	1,231	—	235,432
Provision for doubtful accounts	—	16,418	160	—	16,578
Selling, distribution and administrative	52,275	295,694	694	(45,593)	303,070
Amortization of intangible assets	230	891	—	—	1,121

TOTAL COSTS AND EXPENSES	52,505	547,204	2,085	(45,593)	556,201
OPERATING (LOSS) INCOME	(6,912)	26,740	319	—	20,147
Interest expense	33,110	(84)	—	—	33,026
Interest income and other	(15,857)	15,662	156	—	(39)

(LOSS) INCOME BEFORE TAXES	(24,165)	11,162	163	—	(12,840)
Income tax (benefit) expense	(7,267)	3,864	—	—	(3,403)

NET (LOSS) INCOME	(16,898)	7,298	163	—	(9,437)
Equity in income of subsidiaries, net of tax	7,461	163	—	(7,624)	—

NET (LOSS) INCOME	$(9,437)	$7,461	$163	$(7,624)	$(9,437)

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$1,108,264	$4,827	$—	$1,113,091
Income from subsidiaries	71,765	—	—	(71,765)	—

TOTAL NET REVENUES	71,765	1,108,264	4,827	(71,765)	1,113,091
TOTAL COST OF NET REVENUES	—	450,837	2,471	—	453,308
Provision for doubtful accounts	—	36,608	234	—	36,842
Selling, distribution and administrative	109,136	560,912	1,415	(71,765)	599,698
Amortization of intangible assets	459	1,739	—	—	2,198

TOTAL COSTS AND EXPENSES	109,595	1,050,096	4,120	(71,765)	1,092,046
OPERATING (LOSS) INCOME	(37,830)	58,168	707	—	21,045
Interest expense	65,701	229	—	—	65,930
Interest income and other	(31,713)	31,077	346	—	(290)

(LOSS) INCOME BEFORE TAXES	(71,818)	26,862	361	—	(44,595)
Income tax (benefit) expense	(23,498)	9,364	—	—	(14,134)

NET (LOSS) INCOME	(48,320)	17,498	361	—	(30,461)
Equity in income of subsidiaries, net of tax	17,859	361	—	(18,220)	—

NET (LOSS) INCOME	$(30,461)	$17,859	$361	$(18,220)	$(30,461)

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2010

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Company
	(in thousands)
Operating net revenue	$—	$516,262	$1,916	$—	$518,178
Income from subsidiaries	57,900	—	—	(57,900)	—

TOTAL NET REVENUES	57,900	516,262	1,916	(57,900)	518,178
TOTAL COST OF NET REVENUES	—	207,094	1,038	—	208,132
Provision for doubtful accounts	—	12,723	210	—	12,933
Selling, distribution and administrative	50,518	265,635	590	(57,900)	258,843
Amortization of intangible assets	229	856	—	—	1,085

TOTAL COSTS AND EXPENSES	50,747	486,308	1,838	(57,900)	480,993
OPERATING INCOME	7,153	29,954	78	—	37,185
Interest expense	32,736	(73)	—	—	32,663
Interest income and other	(18,675)	18,414	39	—	(222)

(LOSS) INCOME BEFORE TAXES	(6,908)	11,613	39	—	4,744
Income tax (benefit) expense	(5,156)	6,534	—	—	1,378

NET (LOSS) INCOME	(1,752)	5,079	39	—	3,366
Equity in income of subsidiaries, net of tax	5,118	39	—	(5,157)	—

NET INCOME	$3,366	$5,118	$39	$(5,157)	$3,366

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2010

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Company
	(in thousands)
Operating net revenue	$—	$1,023,417	$3,637	$—	$1,027,054
Income from subsidiaries	115,115	—	—	(115,115)	—

TOTAL NET REVENUES	115,115	1,023,417	3,637	(115,115)	1,027,054
TOTAL COST OF NET REVENUES	—	408,983	1,941	—	410,924
Provision for doubtful accounts	—	28,568	252	—	28,820
Selling, distribution and administrative	101,705	528,783	1,208	(115,115)	516,581
Amortization of intangible assets	458	2,284	—	—	2,742

TOTAL COSTS AND EXPENSES	102,163	968,618	3,401	(115,115)	959,067
OPERATING INCOME	12,952	54,799	236	—	67,987
Interest expense	65,195	40	—	—	65,235
Interest income and other	(34,495)	34,074	116	—	(305)

(LOSS) INCOME BEFORE TAXES	(17,748)	20,685	120	—	3,057
Income tax (benefit) expense	(10,251)	10,745	—	—	494

NET (LOSS) INCOME	(7,497)	9,940	120	—	2,563
Equity in income of subsidiaries, net of tax	10,060	120	—	(10,180)	—

NET INCOME	$2,563	$10,060	$120	$(10,180)	$2,563

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(77,496)	$90,869	$359	$4,874	$18,606

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(8,386)	(67,914)	(115)	—	(76,415)
Proceeds from disposition of assets	—	153	—	—	153
Cash paid for acquisitions	(229)	(22,309)	—	—	(22,538)

NET CASH USED IN INVESTING ACTIVITIES	(8,615)	(90,070)	(115)	—	(98,800)

FINANCING ACTIVITIES
Payments on other long-term debt	—	(799)	—	—	(799)
Cash paid on profit interest units	(1,000)	—	—	—	(1,000)

NET CASH USED IN FINANCING ACTIVITIES	(1,000)	(799)	—	—	(1,799)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(87,111)	—	244	4,874	(81,993)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,137	—	407	(16,407)	109,137

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,026	$—	$651	$(11,553)	$27,144

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2010

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Company
	(in thousands)
OPERATING ACTIVITIES
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(36,993)	$73,431	$32	$(1,752)	$34,718

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(10,422)	(45,353)	(8)	—	(55,783)
Purchases of short term investments	(8,087)		—	—	(8,087)
Maturities of short term investments	25,685		—	—	25,685
Proceeds from disposition of assets	27	74	—	—	101
Cash paid for acquisitions	—	(1,960)	—	—	(1,960)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,203	(47,239)	(8)	—	(40,044)

FINANCING ACTIVITIES
Payments on other long-term debt	—	(867)	—	—	(867)
Change in book-cash overdraft included in accounts payable	—	(32,533)	—	—	(32,533)
Debt issuance costs	(2,887)		—	—	(2,887)
Cash paid on profit interest units	(78)	—	—	—	(78)

NET CASH USED IN FINANCING ACTIVITIES	(2,965)	(33,400)	—	—	(36,365)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,755)	(7,208)	24	(1,752)	(41,691)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,364	7,208	591	—	158,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$117,609	$—	$615	$(1,752)	$116,472

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Strategy

Our strategy is to position ourselves in the marketplace as a high-quality provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in the home infusion therapy segment and expanded our platform for further cross-selling opportunities. Our acquisition of Praxair’s homecare business in the United States in March 2011 expanded our geographic footprint and market share in several key markets in the southeastern, south central and western areas of the country. Since January 1, 2010, we have expanded our home respiratory therapy and home medical equipment sales force by 43%, of which 13% relates to the acquisition of Praxair assets. This expansion has allowed us to more efficiently cover each market served by promoting our products and services to physicians, hospital discharge planners and managed care organizations. On an ongoing basis, we continually evaluate the size of our sales force.

•

Continue to participate in the managed care market. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services enables us to sign preferred provider agreements with managed care organizations. Managed care represented approximately 70% of our total net revenues for the six months ended June 30, 2011.

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

•

Continue to lead the industry in accreditation. The Medicare Improvement for Patients Act of 2008 (“MIPPA”) made accreditation mandatory for Medicare providers of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), effective October 1, 2009, per Centers for Medicare and Medicaid Services (“CMS”) regulation. We were the first durable medical equipment provider to seek and obtain voluntary accreditation from The Joint Commission. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission and the Commission renewed our accreditation for another three years. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 19 years of continuous accreditation by The Joint Commission—longer than any other homecare provider.

•

Execute our strategic initiatives to drive profitability. For the past several years, we have successfully engaged in a range of cost savings initiatives to ease pressure on our revenue that has been and continues to be caused by Medicare and Medicaid reimbursement changes. These initiatives are designed to improve customer service, delivery and vehicle routing services, streamline the billing and payment process, effectively manage purchasing costs and improve the overall experience of the patients we serve. We launched a substantial multi-year cost reduction plan in late 2007. To date, we have made significant progress across a number of the identified initiatives targeting expected annual savings of approximately $179 million, of which we realized approximately $166 million through June 30, 2011.

We review our business on an ongoing basis in the light of current and anticipated market conditions and other factors and, from time to time, may undertake restructuring efforts and/or engage in dispositions of our existing assets or businesses in order to optimize our overall business, performance or competitive position. From time to time, we may also engage in acquisitions of new assets and/or businesses, some of which may be significant. In addition, significant dispositions or restructuring transactions could result in material reductions of our assets, revenues or profitability or otherwise have a material adverse effect on our results of operations, cash flow and capital resources. To the extent any such decisions are made, we would likely incur costs, expenses and restructuring charges associated with such transactions, which could be material.

Recent Developments. Amended and Restated ABL Facility: On August 8, 2011, we amended and restated our existing senior secured asset-based revolving credit facility. See “—Liquidity and Capital Resources—Long-Term Debt—ABL Facility.”

Realignment of Management. On July 11, 2011, we announced the realignment of management responsibility for certain functions, including those related to revenue management and information technology. In connection with these changes, James G. Gallas, who has served as our Executive Vice President and Chief Administrative Officer, will cease to oversee revenue management, information technology and certain related functions. Management of those functions will be assumed by other members of our senior management team, and Mr. Gallas will assume a special projects role during a transitional period, which is presently expected to conclude on or prior to February 28, 2012. At the conclusion of this transitional period, Mr. Gallas’ employment is expected to terminate in accordance with the terms of his Amended and Restated Executive Severance Agreement dated as of March 10, 2009.

Critical Accounting Policies. We consider the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to our consolidated financial statements. These policies require the most complex and subjective judgments of management. Additionally, the accounting policies related to goodwill, long-lived assets, share-based compensation and income taxes require significant judgment. These policies are presented in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ section in our Annual Report for the year ended December 31, 2010.

Government Regulation

We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Corporate contract services and legal department personnel review and approve written contracts, Company policies, procedures and programs subject to these laws. We also maintain various educational and internal audit programs designed to keep our managers updated and informed regarding developments on these topics and to reinforce to employees our policy of strict compliance in this area. Federal and state laws require that we obtain facility and other regulatory licenses and that we enroll as a supplier with federal and state health programs. Under various federal and state laws, we are required to make filings or submit notices in connection with transactions that might be defined as a change of control of the Company or of organizations we acquire. We are aware of these requirements and routinely make such filings with, and seek such approvals from, the applicable regulatory agencies. Notwithstanding these measures, due to changes in and new interpretations of such laws and regulations, and changes in our business, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension or non-renewal; severe fines and penalties; the repayment of amounts previously paid to us and even the termination of our ability to provide services, including those provided under certain government programs such as Medicare and Medicaid. See “Risk Factors—Risks Relating to Our Business—Continued Reductions in Medicare and Medicaid Reimbursement Rates and the Comprehensive Healthcare Reform Law Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition“ and “Risk Factors—Risks Relating to Our Business—Our Failure To Maintain Required Licenses Could Impact Our Operations.”

Medicare and Medicaid Revenues. In the three months ended June 30, 2011 approximately 24% and 6% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively. In the six months ended June 30, 2011, approximately 23% and 7% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively. No other third-party payor represented more than 8% of our total net revenues for the three and six months ended June 30, 2011. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 7% of total net revenues for the three and six months ended June 30, 2011.

Medicare Reimbursement. There are a number of legislative and regulatory initiatives in Congress and at CMS that affect or may affect Medicare reimbursement policies for products and services we provide. Specifically, a number of important legislative changes that affect our business were included in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which was signed into law in December 2003; the Deficit Reduction Act of 2005 (“DRA”), which was signed into law in February 2006; MIPPA, which became law in July 2008 and the comprehensive healthcare reform law signed in March 2010 (“the Reform Package”). These Acts and their implementing regulations and guidelines contain numerous provisions that were significant to us and continue to have an impact on our operations today. More recently, the Budget Control Act of 2011, signed into law on August 2, 2011, calls for cuts and changes to certain entitlement programs, including federal healthcare programs we participate in.

DMEPOS Competitive Bidding. The MMA required implementation of a competitive bidding program for certain DMEPOS items. By statute, CMS was required to implement the DMEPOS competitive bidding program over time, with Round 1 of competition occurring in portions of 10 of the largest Metropolitan Statistical Areas (“MSAs”) in 2007, launch of the program in 2008 and in 70 additional markets in 2009, and in additional markets after 2009.

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

In July 2010, CMS published a proposed rule containing several provisions related to the competitive bidding program, The proposed rule included the proposed list of 21 additional MSAs to be included in Round 2, as well as provisions relating to the diabetic supply category. Those provisions include a proposed definition of “mail order” and “non-mail order” items and a proposal for providers to supply a minimum level of product choices to patients. The final rule was published in November 2010. CMS adjusted certain aspects of the geographic boundaries of three large MSAs, but otherwise the Round 2 markets are now final. However, we anticipate that CMS may issue additional rulemaking during the third quarter of 2011 which would outline other potential changes to rules and regulations concerning Round 2.

Under MIPPA, the initial CBAs and product categories subject to rebidding in the Round 1 Rebid are very similar to those of Round 1. However, MIPPA excludes Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories as a competitive bidding product category in Round 1 and permanently excludes Group 3 Complex Rehabilitative Power Wheelchairs and Related Accessories as a competitive bidding product category. MIPPA also includes a new provision requiring bids for mail order diabetes testing supplies after Round 1 to include a certain percentage of all types of available diabetic testing strips.

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

Notwithstanding the changes MIPPA requires, competitive bidding imposes a significant risk to DMEPOS suppliers. Under the rules governing the program, if a DMEPOS supplier operating in a CBA is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DMEPOS items supplied in that CBA for the time period covered by the competitive bidding program unless the supplier meets certain exceptions or acquires a winning bidder. Because the applicable statutes mandate financial savings from the competitive bidding program, a winning contract supplier will receive lower Medicare payment rates under competitive bidding than the otherwise applicable DMEPOS fee schedule rates. As competitive bidding is phased in across the country under the revised MIPPA and Reform Package implementation schedule, we will likely experience a reduction in reimbursement, as will most if not all other DMEPOS suppliers in the impacted areas. In addition, there is an increasing risk that the new competitive bidding prices will become a benchmark for reimbursement from other payors, as evidenced by the Administration’s fiscal budget proposal which would cap state Medicaid reimbursement levels at competitive bid rates using an as-yet-undetermined methodology. Neither MIPPA nor the Reform Package prevents CMS from adjusting prices for DMEPOS items in non-bid areas; however, before using its authority to adjust prices in non-bid areas, MIPPA requires that CMS issue a regulation that specifies the methodology to be used and consider how prices through competitive bidding compare to costs for those items and services in the non-bid areas.

The Reform Package also includes changes to the Medicare DMEPOS competitive bidding program. Significantly, Round 2 of the competitive bidding program has been expanded from 70 to 91 of the largest MSAs. Additional details concerning products to be included and other aspects of implementing Round 2 will not be fully known until after CMS completes a rulemaking process, which we believe will occur in the third quarter of 2011. Assuming that Round 2 would include the same product categories, bidding rules and markets currently being implemented and/or planned by CMS, we estimate that approximately $110 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding. Although the bidding process for Round 2 is currently scheduled to commence in 2011, the new Round 2 rates and guidelines are currently scheduled to take effect in July of 2013. Therefore, we cannot estimate the impact of potential Round 2 rate reductions on our business until more specific information is published by CMS and its contractors. The Reform Package also gives the Secretary of Health and Human Services additional authority to apply competitive bid pricing to non-bid areas via a rulemaking process and that could occur by 2016. In addition, efforts to repeal the competitive bidding program altogether or mandate significant program changes continue. In March 2011, the “Fairness in Medicare Bidding Act of 2011 (“FIMBA”) was introduced into the U.S. House of Representatives. FIMBA would repeal the program without specifying a reduction in the industry’s current reimbursement levels. Other efforts are underway by independent economists who seek to alter certain critical aspects of the program. Specifically, those efforts are designed to change the way in which CMS conducts the auction process itself, establishes the single payment rates, determines supplier capacity needed and related aspects which, if adopted by CMS in their entirety or in part, would change how Round 2 would be administered. We cannot predict whether these or other efforts to repeal or amend the program will be successful, or their potential impact on the Company.

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

We believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share under Medicare competitive bidding. However, there is no guarantee that we will be selected as a winning contract supplier in any future phases of the program and be awarded competitive bidding contracts by CMS or that we will garner additional market share. Under the current competitive bidding regulations, if we are not selected as a winning contract supplier for a particular CBA, we will generally not be allowed to supply Medicare beneficiaries in the CBA with products subject to competitive bidding, unless we elect to continue to service existing patients under the “grandfathering provision” of the most recent final rule or we acquire a winning supplier. Also, CMS takes the position that it has the authority to determine if an acquired supplier is still needed to serve the CBA, and there is no guarantee that agency staff will approve such an acquisition or do so in a timely manner. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position in a particular CBA even if we are not selected as a contract supplier.

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

In recent years, there have been several legislative and executive branch efforts to further reduce the maximum rental period for oxygen therapy, equipment and related services. Former President Bush’s 2007, 2008 and 2009 healthcare budget proposals sought to reduce the maximum rental period for oxygen equipment from the DRA-mandated 36 months to 13 months, which was recommended by the U.S. Department of Health and Human Services’ (“HHS”) Office of Inspector General (“OIG”) in a limited study of the oxygen benefit published in 2006 entitled “Medicare Home Oxygen: Equipment Cost and Servicing.” Neither President Obama’s 2010, 2011 or 2012 budget proposals nor the Reform Package included a reduction in the oxygen rental period. However, President Obama’s most recent budget proposal would further reduce the amount state Medicaid programs pay for oxygen therapy and other durable medical equipment services and products by mandating that state Medicaid rates be no higher than Medicare rates, including those impacted by the Medicare DMEPOS competitive bidding program. It is premature to know whether this or future budgets or proposals will contain such a provision or any other provisions based on these or future studies released by one or more government agencies.

Over the course of 2008, CMS and the DMEMACs issued coverage determinations for positive airway pressure (“PAP”) devices, including CPAP and bi-level devices. Among other changes, the Medicare DMEMAC local coverage determinations (“LCDs”) require additional documentation of clinical benefit of the PAP devices for continued coverage of the device beyond the first three months of therapy. Specifically, for PAP devices with initial dates of service on or after November 1, 2008, documentation of clinical benefit must be demonstrated by: (1) a face-to-face clinical re-evaluation by the treating physician (between the 31st and 90th day) with documentation that symptoms of obstructive sleep apnea are improved; and (2) objective evidence of adherence to use of the PAP device, reviewed by the treating physician. The LCDs define adherence to therapy as the use of the PAP device greater than or equal to 4 hours per night on 70% of nights during a consecutive thirty (30) day period anytime during the first three months of initial usage. If the clinical benefit requirements are not met, then continued coverage of the PAP device and related accessories are denied by Medicare as not medically necessary. We believe these requirements effectively require suppliers to supply PAP devices that monitor patient compliance and record hours of use, which adds to our expense structure without a corresponding increase in payments from Medicare. Beginning in late 2008 and continuing into 2010, we have adjusted our operational model, patient care and payment policies to comply with these Medicare requirements. These requirements only apply to Medicare Part B fee-for-service patients, not to those patients enrolled in Medicare Advantage or commercial health plans, and Medicare Part B fee-for-service represents a smaller portion of the overall PAP patient market. However, some commercial payors are now attempting to implement the Medicare rules. Despite our intensive efforts to educate patients about the importance of complying with their physician-prescribed therapy, some of our Medicare Part B patients do not meet the threshold for compliance. In order to reduce the impact of the LCDs, we are continuing to educate patients and referral sources concerning the importance of compliance with the patient’s prescribed therapy and the government’s need for documentation pertaining to initial and ongoing medical necessity. However, these and similar LCDs and trends are likely to continue to impact the PAP industry.

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

Due to ongoing Part D and Part B coverage and payment issues associated with home infusion therapy, the industry is continuing to work with CMS, the Center for Medicare and Medicaid Innovation (“CMMI”) and Congress to rectify the Medicare coverage and payment limitations that restrict Medicare beneficiary and referral source access to quality home infusion therapy services. Bills were introduced in the 110th, 111th and 112th Congresses to consolidate home infusion therapy coverage under Part B. The currently proposed Medicare Home Infusion Therapy Coverage Act would provide for Medicare infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector, including Medicare Advantage plans. Industry representatives continue to present the cost-saving and patient care advantages of home infusion therapy to CMS, members of Congress and the Obama Administration in an effort to, at a minimum, include a formal demonstration project in either CMS’ or the CMMI’s work plan or future legislation. In addition to a June 2010 report issued by the Government Accountability Office (GAO), entitled “Home Infusion Therapy: Differences Between Medicare and Private Insurers’ Coverage,” testimony before the Senate Finance Committee in September 2009 acknowledged the current gap in coverage and potential benefits of home infusion therapy to the Medicare program and beneficiaries. At this time, we cannot predict whether legislation will be passed or whether CMS and/or the CMMI will include a demonstration project in a future work plan.

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

CMS also requires that all durable medical equipment providers who bill the Medicare program maintain a surety bond of $50,000 per NPI number which Medicare has approved for billing privileges. We obtained the required surety bonds for all of our applicable locations before the October 2009 deadline and, more recently, for a number of former Praxair locations we acquired, and received confirmation from the National Supplier Clearinghouse (“NSC”) that the NSC has recorded the bonds properly in its records. In addition, the NSC prescribes an elevated bond amount of $50,000 per occurrence of an adverse legal action within the 10 years preceding enrollment, reenrollment or revalidation. The rule is designed to ensure that Medicare can recover any erroneous payment amounts or civil money penalties up to $50,000 that result from fraudulent or abusive supplier billing practices.

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

Also in October 2008, CMS announced the establishment of new Zone Program Integrity Contractors (“ZPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors (“PSCs”). Industry-wide, ZPIC audit activity increased throughout 2010 and that activity continued to increase in the first half of 2011; it is expected to continue to increase for the foreseeable future as additional ZPICs become operational across the country. The industry trade associations are advocating for more standardized audit procedures, contractor transparency and consistency surrounding all government audit activity directed toward the DMEPOS industry.

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

The impact of changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through June 30, 2011. We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates.

Medicaid Reimbursement. State Medicaid programs implement reimbursement policies for the items and services we provide that may or may not be similar to those of the Medicare program. Budget pressures on these state programs often result in pricing and coverage changes that may have a detrimental impact on our operations and/or financial performance. States sometimes have interposed intermediaries to administer their Medicaid programs, or have adopted alternative pricing methodologies for certain drugs, biologicals, and home medical equipment under their Medicaid programs that reduce the level of reimbursement received by us without a corresponding offset or increase to compensate for the service costs incurred. For example, Medi-Cal adopted a regulation that limits the amounts a provider can bill for certain durable medical equipment and medical supplies. In March 2009, the California Association of Medical Product Suppliers (“CAMPS”) initiated a lawsuit to invalidate this regulation as having been adopted in violation of California’s Administrative Procedure Act. In August 2009, the court entered a decision denying CAMPS’ petition. CAMPS has appealed the court’s decision and oral arguments on the appeal are scheduled for August 18, 2011. If the regulation is ultimately upheld, it would most likely result in our making refunds and other payments to Medi-Cal, and our future revenues from Medi-Cal may be reduced. We periodically evaluate the possibility of stopping or reducing our Medicaid business in a number of states with reimbursement or administrative policies that make it difficult for us to safely care for patients or conduct operations profitably. Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states which, combined with the current economic environment and state deficits, could further strain state budgets and therefore result in additional policy changes or rate reductions. The President’s most recent budget proposal, which was discussed by Congressional and Administration leaders as part of the debt ceiling negotiations leading up to passage of the Budget Control Act of 2011, would limit the amount state Medicaid programs pay for DMEPOS to be no higher than Medicare payment levels, including those impacted by Medicare competitive bidding. We cannot currently predict the adverse impact, if any, that any such change to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether states will consider similar or other reimbursement reductions, whether or how healthcare reform provisions pertaining to Medicaid will ultimately be implemented or whether any such changes would have a material adverse effect on our results of operations, cash flow and capital resources.

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of a number of components pertaining to the privacy and security of certain protected health information (“PHI”), as well as the standard formatting of certain electronic health transactions. Many states have similar, but not identical, restrictions. Existing and any new laws or regulations have a significant effect on the manner in which we handle healthcare related data and communicate with payors. Among other provisions, the HITECH Act of the American Recovery and Reinvestment Act of 2009 (“ARRA”) includes additional requirements related to the privacy and security of PHI, clarifies and increases penalties of HIPAA and provides State Attorneys General with HIPAA enforcement authority. We have adopted a number of policies and procedures to conform to HIPAA requirements, as modified by the HITECH Act of ARRA, throughout our operations, and we have educated our workforce about these requirements. We cannot, however, guarantee that we will not have a HIPAA privacy or data concern in the future. We face potential administrative, civil and possible criminal sanctions if we do not comply with these existing or new laws and regulations dealing with the privacy and security of PHI. Imposition of any such sanctions could have a material adverse effect on our operations.

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

The increased public focus on waste, fraud and abuse and their related cost to society will likely result in additional Congressional hearings, CMS regulatory changes or new laws. The Reform Package also provides for new regulatory authority, additional fines and penalties. More recently, additional legislation has been proposed in the U.S. Senate which would further expand the government’s oversight of the healthcare industry via new regulatory authority. In addition, a recently released Senate bill (S. 1251) would require pre-payment review of all claims for durable medical equipment that are at high risk for fraud and abuse. At this time, we cannot predict whether these or other reforms will ultimately become law, or the impact of such reforms on our business operations and financial performance.

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

The 2010 mid-term election changed the composition of Congress and affected certain priorities related to healthcare. Congress is debating the potential to repeal or amend the Reform Package altogether. A number of other parties, including some State governments, have begun to challenge the Reform Package, and we cannot predict the outcome of such challenges. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. Also, the government has begun to promulgate the implementing rules and regulations of the Reform Package, including additional requirements related to our business and that of our customers. Until those rules are more clearly understood, and due to uncertainties regarding the ultimate features of additional reform initiatives and their enactment and implementation over the next few years, we cannot predict which, if any, of such reform proposals will be adopted, or when they may be adopted, or that any such reforms will not have a material adverse effect on our results of operations, cash flow, capital resources and liquidity.

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

•

Integration of Praxair. As previously announced, we completed our asset acquisition of Praxair, Inc.’s (NYSE: PX) and Praxair Healthcare Services, Inc.’s (collectively, “Praxair”) United States homecare business on March 4, 2011. We expect this business to contribute approximately $85-$95 million to our revenue in 2011. This estimate and the acquired business’s contribution in future periods will be subject to decreases as a result of the impact of Medicare competitive bidding and other factors. Our ability to transition Praxair patients in a timely manner may impact our ability to collect amounts for services rendered.

Results of Operations

Three Months Ended June 30, 2011 and 2010

Net Revenues. Net revenues in the three months ended June 30, 2011 were $576.3 million, compared to $518.2 million in the three months ended June 30, 2010. Revenue for the three months ended June 30, 2011 increased primarily due to an increase in home infusion therapy segment revenue and the previously announced acquisition of Praxair assets. The revenue increase was partially offset by the non-renewal or termination of, or changes to, certain payor contracts among other factors.

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

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the three months ended June 30, 2011 was 59.2%, compared to 59.8% for the three months ended June 30, 2010. The decline in gross profit margin percentage is primarily due to an increase in the revenue of the home infusion therapy segment as a percent of total net revenue. Our home infusion therapy segment has a lower gross profit margin as a percentage of net revenues than the home respiratory therapy and home medical equipment segment.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 2.9% and 2.5% in the three months ended June 30, 2011 and June 30, 2010, respectively. In August 2010, based upon a review of key outsourcing initiatives, we determined that certain outsourced billing and collections functions should instead be performed by us and we are currently transitioning such functions back to our operations in the United States. The increase in the provision for doubtful accounts in the quarter ended June 30, 2011 is the result of unfavorable collections experience occurring in the quarter ended June 30, 2011 primarily due to the transition of our previously outsourced billing and collections process back to Apria personnel and the impact of a major payor using an intermediary.

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

Selling, distribution and administrative expenses were $303.1 million, or 52.6% of total net revenues, for the three months ended June 30, 2011, compared to $258.8 million, or 50.0% of total net revenues, for the three months ended June 30, 2010.

Selling, distribution and administrative expenses increased by $44.3 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase was comprised of a $35.5 million increase in labor and related expenses and an $8.8 million increase in other operating expense.

The increase in labor and related expenses of $35.5 million was primarily due to increases in headcount as a result of the acquisition of Praxair assets, an increase in salaries and related benefits resulting from headcount increases associated with our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel, growth in infusion headcount to support growth in our infusion revenue, growth in our respiratory therapy and home medical equipment sales force, and higher management incentive compensation expense as a result of meeting certain targets in 2011 that were not met in 2010.

The increase in other operating expenses of $8.8 million was primarily due to the increase in costs related to delivery, increased operating costs as a result of the acquisition of Praxair assets, and depreciation on completed IT projects.

Amortization of Intangible Assets. Amortization of intangible assets was $1.1 million in each of the three months ended June 30, 2011 and June 30, 2010, respectively.

Interest Expense. Interest expense increased $0.3 million, or 1.1%, to $33.0 million in the three months ended June 30, 2011 from $32.7 million in the three months ended June 30, 2010.

Interest Income and Other. Interest income and other decreased to $0.0 million for the three months ended June 30, 2011 from $0.2 million in the three months ended June 30, 2010.

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

Our effective tax rate was a benefit of 26.5% for the three months ended June 30, 2011, compared to an expense of 29.1% for the three months ended June 30, 2010. Differences in our effective tax rate compared with federal and state statutory rates and fluctuations in our effective tax rate between comparative accounting periods stem primarily from the impact of non-deductible equity compensation and other non-deductible expenses as a percentage of estimated pre-tax income (loss) in computing our estimated annual effective tax rate.

Additionally, tax charges of $0.6 million were recognized on a discrete basis during the three months ended June 30, 2011 and resulted in a reduction our effective tax rate below statutory rates. The $0.6 million primarily relates to the unfavorable impact that state tax rate changes had on our net deferred tax liabilities. Similarly, tax benefits of $1.3 million were recognized on a discrete basis during the three months ended June 30, 2010 and resulted in a reduction to our effective tax rate below statutory rates. The $1.3 million primarily relates to the release of tax contingency accruals due to the completion of certain state tax audits.

Our provision for income taxes is based on expected income, permanent book/tax differences and statutory tax rates in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining the provision for income taxes. We are routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, we believe that the recorded tax liabilities appropriately reflect our potential obligations.

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

We have not sustained a cumulative book loss over the three-year period ended June 30, 2011 (after adjusting for the impact of certain non-recurring historical items which are not indicative of our ability to generate future income).

Based on available information, we have concluded that a valuation allowance against federal deferred tax assets was not required at June 30, 2011. We will continue to assess the need for a valuation allowance as information becomes available.

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

(in thousands)	Three Months Ended June 30, 2011	Percentage of Net Revenues	Three Months Ended June 30, 2010	Percentage of Net Revenues
Net revenues:
Home respiratory therapy and home medical equipment	$292,609	50.8%	$273,127	52.7%
Home infusion therapy	283,739	49.2	245,051	47.3

Total net revenues	$576,348	100.0%	$518,178	100.0%

($ in thousands)	Three Months Ended June 30, 2011
	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$(14,550)	(5.0)%	$34,694	12.2%	$20,144

($ in thousands)	Three Months Ended June 30, 2010
	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$8,692	3.2%	$28,684	11.7%	$37,376

We allocate certain expenses that are not directly attributable to a product line based upon segment headcount.

See reconciliation of EBIT to net income included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues increased $19.5 million, or 7.1%, to $292.6 million in the three months ended June 30, 2011 from $273.1 million in the three months ended June 30, 2010. Revenues for the home respiratory therapy and home medical equipment segment decreased to 50.8% of total revenue in the three months ended June 30, 2011 from 52.7% in the three months ended June 30, 2010.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line increased by 7.5% in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in revenue resulted primarily from increases in sleep apnea, oxygen and other respiratory revenue, partially offset by a decrease in respiratory drugs revenue. Revenue in this service line was positively impacted by the acquisition of Praxair assets and negatively impacted by the termination of or changes to certain payor contracts. In addition, we experienced an increase in sleep apnea volume.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 5.0% in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase was primarily due to an increase in overall volume, partially due to the acquisition of Praxair assets. The increase in overall volume was partially offset by a decrease in revenue due to the termination of or changes to certain payor contracts.

EBIT for the home respiratory therapy and home medical equipment segment in the three months ended June 30, 2011 was a negative $14.6 million, compared to a positive $8.7 million in the three months ended June 30, 2010. The negative EBIT was 5.0% of segment net revenues in the three months ended June 30, 2011, compared to positive 3.2% of segment net revenues in the three months ended June 30, 2010. The decrease in the EBIT as a percentage of segment net revenues from 3.2% for the three months ended June 30, 2010 to a negative 5.0% in the three months ended June 30, 2011 is primarily due to increases in the provision for doubtful accounts primarily due to the outsourcing of our billing and collections process and in the sales, distribution and administrative costs as a percentage of net revenues in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $38.7 million, or 15.8% to $283.7 million for the three months ended June 30, 2011 from $245.1 million in the three months ended June 30, 2010. Revenues for the home infusion therapy segment increased to 49.2% of total revenue in the three months ended June 30, 2011 from 47.3% in the three months ended June 30, 2010.

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

EBIT for the home infusion therapy segment in the three months ended June 30, 2011 was $34.7 million, compared to $28.7 million in the three months ended June 30, 2010. EBIT was 12.2% of segment net revenues in the three months ended June 30, 2011, compared to 11.7% of segment net revenues in the three months ended June 30, 2010. The increase in EBIT as a percentage of net segment revenues from 11.7% for the three months ended June 30, 2010 to 12.2% for the three months ended June 30, 2011 is primarily due to a decrease in sales, distribution and administrative costs as a percentage of segment net revenues offset by an increase in the provision for doubtful accounts as a percentage of segment net revenues in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

The following table provides a reconciliation from net income to EBIT:

(in thousands)	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net (loss) income			$(9,437)			$3,366
Interest expense, net			32,984			32,632
Income tax (benefit) expense			(3,403)			1,378

EBIT	$(14,550)	$34,694	$20,144	$8,692	$28,684	$37,376

Six Months Ended June 30, 2011 and 2010

Net Revenues. Net revenues in the six months ended June 30, 2011 were $1,113.1 million, compared to $1,027.1 million in the six months ended June 30, 2010. Revenue for the six months ended June 30, 2011 increased primarily due to an increase in home infusion therapy segment revenue and the previously announced acquisition of Praxair assets. The revenue increase was partially offset by the non-renewal or termination of, or changes to, certain payor contracts among other factors.

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

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the six months ended June 30, 2011 was 59.3%, compared to 60.0% for the six months ended June 30, 2010. The decline in gross profit margin percentage is primarily due to an increase in the revenue of the home infusion therapy segment as a percent of total net revenue. Our home infusion therapy segment has a lower gross profit margin as a percentage of net revenues than the home respiratory therapy and home medical equipment segment.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 3.3% and 2.8% in the six months ended June 30, 2011 and June 30, 2010, respectively. In August 2010, based upon a review of key outsourcing initiatives, we determined that certain outsourced billing and collections functions should instead be performed by us and we are currently transitioning such functions back to our operations in the United States. The increase in the provision for doubtful accounts in the six months ended June 30, 2011 is the result of unfavorable collections experience occurring in the six months ended June 30, 2011 primarily due to the transition of our previously outsourced billing and collections process back to Apria personnel and the impact of a major payor using an intermediary.

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

Selling, distribution and administrative expenses were $599.7 million, or 53.9% of total net revenues, for the six months ended June 30, 2011, compared to $516.6 million, or 50.3% of total net revenues, for the six months ended June 30, 2010.

Selling, distribution and administrative expenses increased by $83.1 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase was comprised of a $62.9 million increase in labor and related expenses and a $20.2 million increase in other operating expense.

The increase in labor and related expenses of $62.9 million was primarily due to an increase in salaries and related benefits resulting from headcount increases associated with our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel, increases in headcount as a result of the acquisition of Praxair assets, growth in infusion headcount to support growth in our infusion revenue, growth in our respiratory therapy and home medical equipment sales force, and higher management incentive compensation expense as a result of meeting certain targets in 2011 that were not met in 2010.

The increase in other operating expenses was $20.2 million, of which $9.7 million related to the acquisition of Praxair assets. Of the $9.7 million, $5.8 million of costs related primarily to the closing of certain Praxair facilities and professional fees associated with the acquisition. The remaining $10.5 million increase was primarily due to an increase in costs related to delivery, depreciation on completed IT projects and travel costs associated with the increase in sales headcount.

Amortization of Intangible Assets. Amortization of intangible assets was $2.2 million and $2.7 million in the six months ended June 30, 2011 and June 30, 2010, respectively.

Interest Expense. Interest expense increased $0.7 million, or 1.1%, to $65.9 million in the six months ended June 30, 2011 from $65.2 million in the six months ended June 30, 2010.

Interest Income and Other. Interest income and other remained consistent at $0.3 million for the six months ended June 30, 2011 and June 30, 2010.

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

Our effective tax rate was a benefit of 31.7% for the six months ended June 30, 2011, compared with an expense of 16.2% for the six months ended June 30, 2010. Differences in our effective tax rate compared with federal and state statutory rates and fluctuations in our effective tax rate between comparative accounting periods stem primarily from the impact of non-deductible equity compensation and other non-deductible expenses as a percentage of estimated pre-tax income (loss) in computing our estimated annual effective tax rate.

Additionally, tax charges of $0.6 million were recognized on a discrete basis during the six months ended June 30, 2011 and resulted in a reduction our effective tax rate below statutory rates. The $0.6 million primarily relates to the unfavorable impact that state tax rate changes had on our net deferred tax liabilities. Similarly, tax benefits of $1.5 million were recognized on a discrete basis during the six months ended June 30, 2010 and resulted in a reduction to our effective tax rate below statutory rates. The $1.5 million primarily relates to the release of tax contingency accruals due to the completion of certain state tax audits.

Our provision for income taxes is based on expected income, permanent book/tax differences and statutory tax rates in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining the provision for income taxes. We are routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, we believe that the recorded tax liabilities appropriately reflect our potential obligations.

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

We have not sustained a cumulative book loss over the three-year period ended June 30, 2011 (after adjusting for the impact of certain non-recurring historical items which are not indicative of our ability to generate future income).

Based on available information, we have concluded that a valuation allowance against federal deferred tax assets was not required at June 30, 2011. We will continue to assess the need for a valuation allowance as additional information becomes available.

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

($ in thousands)	Six Months Ended June 30, 2011	Percentage of Net Revenues	Six Months Ended June 30, 2010	Percentage of Net Revenues
Net revenues:
Home respiratory therapy and home medical equipment	$568,670	51.1%	$551,443	53.7%
Home infusion therapy	544,421	48.9	475,611	46.3

Total net revenues	$1,113,091	100.0%	$1,027,054	100.0%

($ in thousands)	Six Months Ended June 30, 2011
	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$(32,212)	(5.7)%	$53,104	9.8%	$20,892

	Six Months Ended June 30, 2010
($ in thousands)	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$13,307	2.4%	$54,758	11.5%	$68,065

We allocate certain expenses that are not directly attributable to a product line based upon segment headcount.

See reconciliation of EBIT to net income included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues increased $17.2 million, or 3.1%, to $568.7 million in the six months ended June 30, 2011 from $551.4 million in the six months ended June 30, 2010. Revenues for the home respiratory therapy and home medical equipment segment decreased to 51.1% of total revenue in the six months ended June 30, 2011 from 53.7% in the six months ended June 30, 2010.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line increased by 3.1% in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase in revenue resulted primarily from increases in sleep apnea and oxygen revenue, partially offset by a decrease in respiratory drugs revenue. Revenue in this service line was positively impacted by the acquisition of Praxair assets and negatively impacted by the termination of, or changes to, certain payor contracts. In addition, we experienced an increase in sleep apnea volume.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 3.5% in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase was primarily due to an increase in overall volume, partially due to the acquisition of Praxair assets. The increase in overall volume was partially offset by a decrease in revenue due to the termination of, or changes to, certain payor contracts.

EBIT for the home respiratory therapy and home medical equipment segment in the six months ended June 30, 2011 was a negative $32.2 million, compared to a positive $13.3 million in the six months ended June 30, 2010. The negative EBIT was 5.7% of segment net revenues in the six months ended June 30, 2011, compared to positive 2.4% of segment net revenues in the six months ended June 30, 2010. The decrease in the EBIT as a percentage of segment net revenues from 2.4% for the six months ended June 30, 2010 to a negative 5.7% in the six months ended June 30, 2011 is primarily due to increases in the provision for doubtful accounts primarily due to the outsourcing of our billing and collections process and in the sales, distribution and administrative costs as a percentage of net revenues in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $68.8 million, or 14.5% to $544.4 million for the six months ended June 30, 2011 from $475.6 million in the six months ended June 30, 2010. Revenues for the home infusion therapy segment increased to 48.9% of total revenue in the six months ended June 30, 2011 from 46.3% in the six months ended June 30, 2010.

The home infusion therapy segment involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. The growth in home infusion therapy revenue resulted primarily from an increase in the overall volume of specialty drugs, enteral nutrients and core drugs.

EBIT for the home infusion therapy segment in the six months ended June 30, 2011 was $53.1 million, compared to $54.8 million in the six months ended June 30, 2010. EBIT was 9.8% of segment net revenues in the six months ended June 30, 2011, compared to 11.5% of segment net revenues in the six months ended June 30, 2010. The decrease in EBIT as a percentage of net segment revenues from 11.5% for the six months ended June 30, 2010 to 9.8% for the six months ended June 30, 2011 is primarily due to an increase in sales, distribution and administrative costs as a percentage of segment net revenues and an increase in the provision for doubtful accounts as a percentage of net revenues in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

The following table provides a reconciliation from net income to EBIT:

(in thousands)	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net (loss) income			$(30,461)			$2,563
Interest expense, net			65,487			65,008
Income tax (benefit) expense			(14,134)			494

EBIT	$(32,212)	$53,104	$20,892	$13,307	$54,758	$68,065

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow, which is supplemented by our Amended ABL Facility (as defined below), which provides for revolving credit of up to $250.0 million, subject to borrowing base availability. In recent years, we have generated operating cash flows in excess of our operating needs, which has afforded us the ability to pursue acquisitions and fund patient service equipment purchases to support revenue growth. We believe that our operating cash flow, together with our existing cash and cash equivalents, and Amended ABL Facility, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months.

In the six months ended June 30, 2011, our free cash flow was $(57.8) million. For the six months ended June 30, 2010 our free cash flow was $(21.1) million. See discussion below on changes in the components of free cash flow; net cash provided by operations and purchases of patient service equipment and property, equipment and improvements. Free cash flow is a financial measure which is not calculated in accordance with GAAP. Free cash flow is defined as cash provided by operating activities less purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with GAAP. Further, free cash flow may not be comparable to similarly titled measures used by other companies.

A table reconciling free cash flow to net cash provided by operating activities is presented below:

(in thousands)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Reconciliation — Free Cash Flow:
Net (loss) income	$(30,461)	$2,563
Non-cash items	102,476	112,971
Change in operating assets and liabilities	(53,407)	(80,816)

Net cash provided by operating activities	18,608	34,718
Less: Purchases of patient service equipment and property, equipment and improvements	(76,415)	(55,783)

Free cash flow	$(57,807)	$(21,065)

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

(in thousands)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net cash provided by operating activities	$18,606	$34,718
Net cash used in investing activities	(98,800)	(40,044)
Net cash used in financing activities	(1,799)	(36,365)

Net decrease in cash and equivalents	(81,993)	(41,691)
Cash and equivalents at beginning of period	109,137	158,163

Cash and equivalents at end of period	$27,144	$116,472

The Six Months Ended June 30, 2011 Results Compared to the Six Months Ended June 30, 2010

Net cash provided by operating activities in the six months ended June 30, 2011 was $18.6 million compared to $34.7 million in the six months ended June 30, 2010, a decrease of $16.1 million. The decrease in net cash provided by operating activities resulted from a $33.0 million increase in our net loss and a $10.5 million decrease in non-cash items in 2011, partially offset by a $27.4 million decrease in the cash used related to the change in operating assets and liabilities to a $53.4 million use of cash in 2011 from a $80.8 million use of cash in 2010.

The $27.4 million decrease in cash used by the change in operating assets and liabilities is primarily due to a $26.9 million decrease in cash used by accounts payable to a $19.7 million provision of cash in the six months ended June 30, 2011 from a $7.2 million use of cash in the six months ended June 30, 2010. The decrease was primarily due to the timing of payment on invoices.

Net cash used in investing activities in the six months ended June 30, 2011 was $98.8 million, compared to $40.0 million in the six months ended June 30, 2010. The primary use of funds in 2011 was $76.4 million to purchase patient service equipment and property equipment and improvements; $56.5 million related to patient service equipment; and $19.9 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. Additionally, net cash used in investment activities of $22.4 million related primarily to the acquisition of Praxair assets in March 2011. The primary use of funds in 2010 was $55.8 million to purchase patient service equipment and property equipment and improvements; $42.0 million related to patient service equipment and $13.8 million related to property equipment and improvements, primarily due to additions to our information systems hardware/software and leasehold improvements on new facilities.

Net cash used in financing activities in the six months ended June 30, 2011 was $1.8 million compared to $36.4 million in the six months ended June 30, 2010. In 2010, net cash used in financing activities primarily reflected the payment to bring down book cash overdraft reported in accounts payable and debt issuance costs related terminated offerings and registration fees.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $387.4 million as of June 30, 2011 from $339.4 million at December 31, 2010. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the rolling average of total net revenues) were 52 days at June 30, 2011, compared to 49 days at December 31, 2010. The increase in accounts receivable and days sales outstanding is primarily a result of the transition of our previously outsourced billing and collections process back to Apria personnel in the United States, the impact of a major payor using an intermediary and the delay in accounts receivable payments resulting from the acquisition of Praxair assets, which was expected during the transition of Praxair patients.

Accounts aged in excess of 180 days expressed as percentages of total receivables for certain major payor categories, and in total, are as follows:

	June 30, 2011	December 31, 2010
Total	17.3%	19.3%
Medicare	11.2%	13.5%
Medicaid	19.6%	23.2%
Patient self pay	24.8%	31.0%
Managed care/other	17.8%	18.8%

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $77.9 million and $55.2 million at June 30, 2011 and December 31, 2010, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility. The increase in earned but unbilled receivables at June 30, 2011 from December 31, 2010 is primarily due to the patient transition related to our acquisition of the Praxair business and growth in home infusion therapy revenue.

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

ABL Facility. On August 8, 2011, we entered into a senior secured asset-based revolving credit facility, or ABL Facility, with Bank of America, N.A., as administrative agent and collateral agent and a syndicate of financial institutions and institutional lenders. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital, the investment banking division of Barclays Bank PLC joint bookrunners. The ABL Facility amended and restated our prior senior secured asset-based revolving credit facility dated October 28, 2008, which provided for a revolving credit financing of up to $150.0 million.

The ABL Facility provides for revolving credit financing of up to $250.0 million, subject to borrowing base availability, with a maturity of the earlier of (a) five years and (b) 90 days prior to the earliest maturity of our outstanding Series A-1 Notes and Series A-2 Notes, and includes both a letter of credit and swingline loan sub-facility. The borrowing base at any time is equal to the sum (subject to certain reserves and other adjustments) of (i) 85% of eligible receivables, (ii) the least of (a) 85% of eligible self-pay accounts, (b) 10% of the borrowing base, (c) $25,000,000 and (d) the aggregate amount of self-pay accounts collected within the previous 90 days, (iii) the lesser of (a) 85% of eligible accounts invoiced but unpaid for more than 180 days but less than 360 days and (b) 10% of eligible accounts invoiced but unpaid for 180 days or less and (iv) the lesser of (a) 85% of the net orderly liquidation value of eligible inventory and (b) $35.0 million.

Borrowings under our ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 1/2 of 1% (“Base Rate”), plus an applicable margin (currently 1.25%) or (b) a LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin (currently 2.25%). The applicable margin for borrowings under our ABL Facility is subject to (a) 25 basis points step ups and step downs based on average excess availability under the ABL Facility and (b) a step down of 25 basis points based on achieving a consolidated fixed charge coverage ratio greater than 1.75 to 1.00. In addition to paying interest on outstanding amounts under our ABL Facility, we are required to pay a commitment fee, in respect of the unutilized commitments thereunder, ranging from 0.375% to 0.50% per annum, which fee will be determined based on utilization of our ABL Facility (increasing when utilization is low and decreasing when utilization is high). We also pay customary letter of credit fees equal to the applicable margin on LIBOR loans and other customary letter of credit and agency fees.

From time to time, we issue letters of credit in connection with our business, including commercial contracts, leases, insurance and workers’ compensation arrangements. If the holders of our letters of credit draw funds under such letters of credit, it would increase our outstanding senior secured indebtedness.

As of June 30, 2011, there were no outstanding borrowings under the ABL Facility, outstanding letters of credit totaled $21.1 million and additional availability under the ABL Facility, subject to the borrowing base, was $128.9 million. As of June 30, 2011, the available borrowing base did not constrain our ability to borrow the entire $128.9 million of available borrowing capacity under our ABL Facility. At June 30, 2011, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

As of August 8, 2011, there were no outstanding borrowings under the ABL Facility, outstanding letters of credit totaled $21.1 million and additional availability under the ABL Facility, subject to the borrowing base, was $228.9 million. As of August 8, 2011, the available borrowing base did not constrain our ability to borrow the entire remaining available borrowing capacity under our ABL Facility.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA:

(in thousands)	Three Months Ended June 30, 2011	Twelve Months Ended June 30, 2011
Net loss	$(9,437)	$(50,456)
Interest expense, net (a)	32,984	130,315
Income tax benefit	(3,403)	(22,540)
Depreciation and amortization	33,625	129,305
Non-cash items (b)	5,333	20,122
Costs incurred related to initiatives (c)	9,226	43,359
Other adjustment items (d)	1,749	7,926
Projected cost savings and synergies (e)	564	13,025

Adjusted EBITDA	$70,641	$271,056

(a)	Reflects $33.0 million of interest expense, net of $0.0 million of interest income for the three months ended June 30, 2011. Reflects $131.5 million of interest expense, net of $1.2 million of interest income for the twelve months ended June 30, 2011.

(b)	Non-cash items are comprised of the following:

(in thousands)	Three Months Ended June 30, 2011	Twelve Months Ended June 30, 2011
Profit interest units compensation expense	$755	$3,485
Loss on patient service equipment, disposition of assets and other (i)	4,578	16,637

Total non-cash items	$5,333	$20,122

(i)	Primarily represents non-cash losses related to the title transfer of equipment to Medicare patients at the end of the 13-month maximum rental period under the DRA and other disposals or write-offs of capital equipment. Equipment classified as 13-month rental equipment would include hospital beds, wheelchairs, nebulizers, patient lifts and CPAP devices.

(c)	Costs incurred related to initiatives are comprised of the following:

(in thousands)	Three Months Ended June 30, 2011	Twelve Months Ended June 30, 2011
Costs and expenses related to initiatives (i)	$6,467	$34,765
Acquisition of Praxair assets (ii)	2,759	8,082
Executive severance and retention (iii)	—	743
Other	—	(231)

Total costs incurred related to initiatives	$9,226	$43,359

(i)	Represents salaries and wages, severance, relocation consulting fees and other expenses for the three and twelve months ended June 30, 2011, primarily related to five projects: (1) the offshoring and subsequent onshoring of certain of our billing and collections functions; (2) a new billing and collections system for our home infusion therapy business; (3) sales force and operations optimization; (4) centralization of our admissions process for our home infusion therapy business; and (5) a telecom cost-saving initiative.
(ii)	Represents costs related to the March 4, 2011 acquisition of Praxair assets.
(iii)	Represents executive severance and retention expense as a result of the Merger for the three and twelve months ended June 30, 2011.

(d)	Other adjustment items primarily related to the sponsor management fee of $1.7 million and $7.9 million for the three and twelve months ended June 30, 2011.
(e)	Represents projected net cost savings and synergies to be realized in connection with acquisitions and cost saving, restructuring and other similar initiatives.

Business Combinations and Asset Purchases. We periodically acquire complementary businesses. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Customer lists, favorable lease arrangements and patient referral sources are being amortized over the period of their expected benefit. During the six months ended June 30, 2011 and June 30, 2010, the Company purchased certain assets of a business for $22.4 million and $2.3 million, respectively.

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

At June 30, 2011, there were no borrowings under our ABL Facility. The credit agreement governing the ABL Facility provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the credit agreement governing the ABL Facility. At June 30, 2011, any outstanding borrowings under the ABL Facility would have been tied to the Bank of America prime rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term Debt.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2011, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are ongoing legislative and regulatory efforts to reduce or otherwise adversely affect Medicare and Medicaid reimbursement rates for products and services we provide. For example, the regulations implementing the mandates under the MMA, the DRA, MIPPA and the Reform Package reduced the reimbursement for a number of products and services we provide and established or expanded a competitive bidding program for certain durable medical equipment under Medicare Part B. The Medicare DMEPOS competitive bidding program is intended to further reduce reimbursement for certain products and to decrease the number of companies permitted to serve Medicare beneficiaries. In July 2008, MIPPA was passed and included a delay to the competitive bidding program. In order to ensure that the delay would achieve the same level of savings projected for the DMEPOS competitive bidding program, Congress adopted a nationwide average payment reduction of 9.5% in the DMEPOS fee schedule for those product categories included in Round 1, effective January 1, 2009.

In 2009, CMS released an interim final rule implementing certain MIPPA provisions requiring CMS to conduct the Round 1 Rebid and mandated certain changes for both the Round 1 Rebid and subsequent rounds of the program. Approximately $21 million of our net revenues for the fiscal year ended December 31, 2009 was generated by the products and CBAs included in the Round 1 Rebid. Although we may experience increases in volume as a result of our competitive bidding contracts, we estimate that the initial results of the Round 1 Rebid would reduce our net revenues in the fiscal year ending December 31, 2011 by approximately $8 million, assuming the current contracts and no changes in volume. Assuming that Round 2 would include the same product categories, bidding rules and markets currently being proposed by CMS, we estimate that approximately $110 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding. Although the bidding process for Round 2 is currently scheduled to commence in 2011, the effective date of new Round 2 rates and guidelines is currently scheduled to take effect in July 2013. We anticipate that CMS will publish additional rulemaking in the third quarter of 2011 which may address the product categories and/or other changes that would be included in Round 2. Therefore, we cannot estimate the impact of potential Round 2 rate reductions on our business until more specific information is published by CMS and its contractors. The Reform Package also made changes to the competitive bidding program and gave the Secretary of Health and Human Services the authority to apply competitive bid pricing to non-bid areas after a rulemaking process, but this could take effect by 2016. At this time, we cannot quantify what negative impact, if any, the revised program will have upon our revenue or operations when the program is reinitiated, but such impact could be material.

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

There are also ongoing state and federal legislative and regulatory efforts to reduce or otherwise adversely affect Medicaid reimbursement rates for products and services we provide. For a number of years, some states have adopted alternative pricing methodologies for certain drugs, biologicals and home medical equipment reimbursed under the Medicaid program. In a number of states, the changes reduced the level of reimbursement we received for these items without a corresponding offset or increase to compensate for the service costs we incurred. For example, California’s Medicaid program (“Medi-Cal”) adopted a regulation that limits the amounts a provider can bill for certain durable medical equipment and medical supplies. In March 2009, CAMPS initiated a lawsuit to invalidate this regulation as having been adopted in violation of California’s Administrative Procedure Act. On August 3, 2009, the court entered a decision denying CAMPS’ petition. CAMPS has appealed the court’s decision and oral arguments on the appeal are scheduled for August 18, 2011. If the regulation is ultimately upheld, it could result in our making refunds and other payments to Medi-Cal and our future revenues from Medi-Cal may be reduced. In addition to this Medi-Cal regulation, we currently are examining other similar Medicaid program rules to confirm whether we have complied with the particular states’ Medicaid reimbursement methodologies. The review could result in our making refunds and other payments to these state Medicaid programs and our future revenues may be reduced. We periodically evaluate the possibility of stopping or reducing our Medicaid business in a number of states with reimbursement policies that make it difficult for us to conduct operations profitably. Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states, which could further strain state budgets and therefore result in additional policy changes or rate reductions. In addition, changes to the federal regulations pertaining to prescription drug pricing may also impact the Medicaid reimbursement available to us. The President’s most recent budget proposal, which was included in debates leading up to the passage of the Budget Control Act of 2011, would limit the amount state Medicaid programs pay for DMEPOS services and products to be no higher than Medicare’s rates, including those impacted by the competitive bidding program. We cannot currently predict the adverse impact, if any, that any such changes to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether other states will consider similar or other reimbursement reductions or whether any such changes could have a material adverse effect on our results of operations, cash flow and capital resources.

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

We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us.

As a result of continuing reductions in payor reimbursement, we, like many other healthcare companies, are making substantial efforts to reduce our costs in providing healthcare services and products. Certain managed care organizations and larger insurers also regularly attempt to seek reductions in the prices at which we provide services to them and their patients, or propose onerous payment rules and other administrative burdens. We have a large number of contractual arrangements with managed care organizations and other parties, which represented approximately 70% and 71% of our total net revenues for the six months ended June 30, 2011 and 2010, respectively, and we expect that we will continue to enter into more of these contractual arrangements. Also, the Reform Package significantly reduces the government’s payment rates to Medicare Advantage plans. Other provisions impose minimum medical-loss ratios, state and federal premium review procedures and benefit requirements on insurers. These public policy changes have unpredictable effects on the insurance industry on which we rely. There can be no assurance that we will retain or obtain Medicare Advantage or other such managed care contracts or that such plans will not attempt to further reduce the rates they pay to providers. In addition, if we are unable to successfully reduce our costs, we may be unable to continue to provide services directly to patients of certain payors or through these contractual arrangements. This would have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

The segment of the healthcare market in which we operate is highly competitive. In each of our service lines, there are a number of national providers and numerous regional and local providers. Other types of healthcare providers, including individual hospitals and hospital systems, home health agencies and health maintenance organizations, have entered and may continue to enter the market to compete with our various service lines. With access to significantly greater financial and market resources than what is available to us, some of these competitors may be better positioned to compete in the market. This may increase pricing pressure and limit our ability to maintain or increase our market share and may have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Non-Compliance With Laws and Regulations Applicable to Our Business and Future Changes in or Interpretations of Those Laws and Regulations Could Have a Material Adverse Effect on Us.

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and payment, substantiation and record-keeping requirements. We implement policies and procedures designed to meet the various documentation requirements of government payors as they have been interpreted and applied. Examples of such documentation requirements are contained in the DMEMAC Supplier Manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. Some DMEMACs and other government auditors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain such documentation from other healthcare providers. Also, auditors’ interpretations of these policies are inconsistent and subject to individual interpretations leading to high supplier and industry error rates. In addition, certain states have established unique documentation requirements concerning direct patient care activities provided by DME suppliers’ staff. In the absence of such documentation, the state may request a refund or impose sanctions such as fines. If these or other challenging positions continue to be adopted by auditors, DMEMACs, states, CMS or its contractors in administering the Medicare program, we have the right to contest these positions as being contrary to law. Such appeal processes may be protracted and costly, even when the initial determinations are overturned. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and/or Medicaid and our future revenues from Medicare and/or Medicaid would likely be substantially reduced. We cannot currently predict the adverse impact, if any, that these new, more onerous interpretations of the Medicare and/or Medicaid documentation requirements might have on our relationships with referral sources, operations, cash flow and capital resources, but such impact could be material.

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

The Reform Package also includes certain fraud and abuse prevention measures and expands regulatory authorities concerning the types of conduct that can result in additional fines and penalties for those healthcare providers who do not comply with applicable laws and regulations. More recently, the government announced that it will apply real-time monitoring technologies to the Medicare claim management process, similar to technologies used in other industries. Although we cannot quantify at this time what, if any, impact such processes might have on our relationships with referral sources, operations, cash flow and capital resources, such impact could be material.

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

Expanded Government Auditing and Oversight of Medicare and Medicaid Suppliers and More Stringent Interpretations by Those Auditors of Regulations and Rules Concerning Billing for Our Services and Products Could Have a Material Adverse Effect on Us.

Current law, including the recent Reform Package and an executive order signed by the President, provides for a significant expansion of the government’s auditing and oversight of suppliers who care for patients covered by various government healthcare programs. Examples of this expansion include audit programs being implemented by the DMEMAC contractors, the Zone Program Integrity Contractors (ZPICs), the Recovery Audit Contractors (RACs) and the Comprehensive Error Rate Testing contractors (CERTs) operating under the direction of CMS. We work cooperatively with these auditors and have long maintained a process for centrally tracking and managing our responses to their audit requests. However, unlike other government programs that are subject to a formal rulemaking process, there are only limited publicly-available guidelines and methodologies for determining errors or for providing clear and timely communications to DMEPOS suppliers in connection with these new types of audits. As a result, there is significant lack of clarity regarding the authority of the auditors, their expectations for document production requested during audits and the methodology for determining errors and calculating error rates.

Along with other healthcare providers and suppliers, we have recently been subject to a significant increase in the number of audits conducted under these new programs. Many of these audits have ascribed error rates to our audited locations that are significantly higher than we, and others in the industry, have experienced in the past. In some cases, these high error rates appear to be based on the auditors’ incomplete or erroneous review of our submitted documentation or unclear scoring methodologies used by the auditors. In other instances, high error rates have resulted from the auditors’ use of more stringent interpretations of the types of medical necessity documentation required for CMS to pay for the services we provide. We are appealing the results of these recent audits and making changes to our operating policies and procedures, but cannot predict the ultimate impact that the government’s expanded and more stringent auditing may have on our business, financial conditions or results of operations.

We have been informed by these auditors that other healthcare providers and all suppliers of certain DMEPOS product categories are expected to experience further increased scrutiny from these audit programs. When a government auditor ascribes a high error rate to one or more of our locations, it generally results in protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from referral sources than has historically been required. It may also result in additional audit activity in other company locations in that state or DMEMAC jurisdiction. Our error rate, aggregated with other DMEPOS suppliers in the industry, is then reported to Medicare contractors and Congress. According to the CERT contractors utilizing the more stringent interpretations of the medical necessity documentation requirements, the DMEPOS industry error rate in 2009 was 51.9% and was over 70% in 2010. We cannot currently predict the adverse impact, if any, that these new audits, methodologies and interpretations might have on our operations, cash flow and capital resources, but such adverse impact could be material.

See “Risks Relating to Our Business—Non-Compliance with Laws and Regulations Applicable to Our Business and Future Changes in or Interpretations of These Laws and Regulations Could Have a Material Adverse Effect on Us” for additional information.

Our Business and Financial Performance May Be Adversely Affected By Our Inability to Effectively Execute and Implement Cost Savings Initiatives.

We launched a substantial multi-year cost reduction plan in late 2007 across a number of identified initiatives presently targeting estimated pre-tax savings of approximately $179 million on an annualized basis, of which we have realized approximately $166 million through June 30, 2011. The programs related to the remaining targeted annual savings of approximately $13 million are primarily from purchasing cost reduction initiatives. Projected costs and savings associated with these initiatives are subject to a variety of risks, including:

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

We have identified a number of areas throughout our operations where we intend to modify the current processes or systems in order to attain a higher level of productivity or ensure compliance. The ultimate cost savings expected from the successful design and implementation of such initiatives will be necessary to help offset the impact of Medicare and Medicaid reimbursement reductions and continued downward pressure on pricing. Additionally, Medicare and Medicaid often change their documentation requirements. The DMEPOS competitive bidding program also imposes new reporting requirements on contracted providers. From time to time, our outsourcing contractor for certain information systems functions, Perot Systems Corporation makes operational, leadership or other changes that could impact our plans and cost-savings goals. Our failure to successfully design and implement system or process modifications could have a significant impact on our operations and financial condition. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations.

Our Failure to Maintain Controls and Processes Over Billing and Collections or to Execute the Outsourcing Effectively, the Deterioration of the Financial Condition of Our Payors or Disputes With Third Parties Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

The collection of accounts receivable is one of our most significant challenges and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. For example, we experienced an increase in accounts receivable attributable, among other things, to transitioning of some of our billing and collection functions to our outsourcing contractor and to changes in payment practices by some of our payors and their intermediaries. Despite an adjustment to our outsourcing initiative in this area and the return of many of those functions to our personnel in the United States, there can be no assurance that we will be able to return to our historic levels or maintain our current levels of collectability and days sales outstanding in future periods. Further, some of our payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. If we are unable to properly bill and collect our accounts receivable, our results will be adversely affected. In addition, from time to time we are involved in disputes with various parties, including our payors and their intermediaries regarding their performance of various contractual or regulatory obligations. These disputes sometimes lead to legal and other proceedings and cause us to incur costs or experience delays in collections, increases in our accounts receivable or loss of revenue. In addition, in the event such disputes are not resolved in our favor or cause us to terminate our relationships such parties, there may be an adverse impact on our results of operations or financial condition.

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

Our Failure to Maintain Accreditation Could Impact Our Operations.

Accreditation is required by most of our managed care payors and became a mandatory requirement for all Medicare DMEPOS providers effective October 1, 2009. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission, and the Commission renewed our accreditation for another three years. More recently, The Joint Commission extended that accreditation to the former Praxair Healthcare Services locations we acquired in March 2011. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 20 years of continuous accreditation by The Joint Commission—longer than any other homecare provider. If we or any of our branches lose accreditation, or if any of our new branches are unable to become accredited, our failure to maintain accreditation or become accredited could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

Our business can be affected by a number of factors that are beyond our control such as general geopolitical, economic and business conditions, conditions in the financial services markets, and general political and economic developments. For example, federal deficit spending levels, the costs of military and security activities, government expenditures to support or bail out financial institutions or the U.S. credit markets in light of historical significant declines and volatility in the financial markets, or prolonged relief efforts in response to a natural disaster could increase pressure to reduce government expenditures for other purposes, including government-funded programs such as Medicare and Medicaid. The mid-term elections in 2010 changed the composition of Congress; reductions in reimbursement from Medicare and Medicaid programs could result if there is a significant change in government spending priorities as a result. More recently, Budget Control Act of 2011, which was signed into law on August 2, 2011, calls for reductions in entitlement program spending, including federal healthcare programs we participate in. Any such reimbursement reductions could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

Our Strategic Growth Plan, Which Involves the Acquisition of Other Companies, May Not Succeed.

Our strategic growth plan involves, in part, the acquisition of other companies such as our 2007 acquisition of Coram and our March 2011 acquisition of the assets of Praxair Healthcare Services’ home healthcare services division in the United States. Such growth involves a number of risks, including:

•

difficulties related to combining previously separate businesses into a single unit, including patient transitions, product and service offerings, distribution and operational capabilities and business cultures;

•	availability of financing to the extent needed to fund acquisitions;

•	customer loss and other general business disruption;

•	managing the integration process while completing other independent acquisitions or dispositions;

•	diversion of management’s attention from day-to-day operations;

•	assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated;

•	failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements;

•	potentially substantial costs and expenses associated with acquisitions and dispositions;

•	failure to retain and motivate key employees;

•	coordinating research and development activities to enhance the introduction of new products and services;

•	difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business;

•	obtaining necessary regulatory licenses and payor-specific approvals, which may impact the timing of when we are able to bill and collect for services rendered;

•	our ability to transition patients in a timely manner may impact our ability to collect amounts for services rendered; and

•	our estimates for revenue accruals during the integration of acquisitions may require adjustments in future periods as the transition of patient information is finalized.

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

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other employees. One of our largest costs is in the payment of salaries and benefits to our approximately 13,800 employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates among certain employee groups. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely be adversely affected. The Reform Package may materially increase our cost of providing health benefits to our employees and their dependents. In addition, union organizing activities have occurred in the past and may occur in the future, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

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

Our operations are subject to the many hazards inherent in the transportation of medical gas products and compressed and liquid oxygen, including ruptures, leaks and fires. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. If a significant accident or event occurs, it could adversely affect our business, financial position and results of operations. Additionally, corrective action plans, fines or other sanctions may be levied by government regulators who oversee transportation of hazardous materials such as compressed or liquid oxygen.

Our Medical Gas Facilities and Operations are Subject to Extensive Regulation by Federal and State Authorities and There Can Be No Assurance That Our Medical Gas Facilities Will Maintain Compliance With Such Regulations.

We have a number of medical gas facilities in several states subject to federal and state regulatory requirements. Our medical gas facilities and operations are subject to extensive regulation by the Food and Drug Administration (“FDA”) and other federal and state authorities. The FDA regulates medical gases, including medical oxygen, pursuant to its authority under the federal Food, Drug and Cosmetic Act (“FFDCA”). Among other requirements, the FDA’s current Good Manufacturing Practice (“cGMP”) regulations impose certain quality control, documentation and recordkeeping requirements on the receipt, processing and distribution of medical gas. Further, in each state in which we do business, our medical gas facilities are subject to regulation under state health and safety laws, which vary from state to state. The FDA and state authorities conduct periodic, unannounced inspections at medical gas facilities to assess compliance with the cGMP and other regulations, and we expend significant time, money and resources in an effort to achieve substantial compliance with the cGMP regulations and other federal and state law requirements at each of our medical gas facilities. We also comply with the FDA’s requirement for medical gas providers to register their sites with the agency. There can be no assurance, however, that these efforts will be successful and that our medical gas facilities will maintain compliance with federal and state law regulations. Our failure to maintain regulatory compliance at our medical gas facilities could result in enforcement action, including warning letters, fines, product recalls or seizures, temporary or permanent injunctions, or suspensions in operations at one or more locations, and civil or criminal penalties which would materially harm our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

Additionally, the Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. For example, until recently affiliates of the Sponsor controlled Intelenet, an Indian company with which we contracted in 2009 to assist us with the outsourcing of certain revenue management functions. On May 31, 2011, it was announced that an affiliate of the Sponsor, along with other shareholders of Intelenet, agreed to sell Intelenet to Serco Group PLC, an international services company. The transaction closed in July 2011. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The holders of the Notes should consider that the interests of the Sponsor and other members of the Investor Group may differ from their interests in material respects.

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

Risks Relating to Our Indebtedness

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us From Fulfilling Our Obligations Under our Indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2011, we had approximately $1,018.6 million of total debt outstanding. Subject to the limits contained in the credit agreement governing our ABL Facility, the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

10.1*

Amended and Restated Credit Agreement, dated as of August 8, 2011 (the “ABL Credit Agreement”) among Apria Healthcare Group Inc., Sky Acquisition LLC, the other borrowers party thereto, Bank of America, N.A. as administrative agent and collateral agent thereunder (the “ABL Collateral Agent”), and the other agents and lenders parties thereto.

10.2*

Affirmation of Guaranties, Collateral Documents and Intercreditor Agreement and Consent to Amendment and Restatement, dated as of August 8, 2011 (the “Affirmation Agreement”), among Apria Healthcare Group Inc., Sky Acquisition LLC, the other borrowers party thereto and the ABL Collateral Agent.

10.3*	Letter Agreement between the registrant and James G. Gallas dated August 5, 2011.

31.1*	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2*	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1*	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2*	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

101*	The following materials from Apria Healthcare Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 10, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC.

Date: August 10, 2011	By:	/s/ CHRIS A. KARKENNY
Chris A. Karkenny
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2011	By:	/s/ PETER A. REYNOLDS
Peter A. Reynolds
Chief Accounting Officer and Controller (Principal Accounting Officer)