Form 10-Q
period 2011-09-30
APRIA HEALTHCARE GROUP INC
filed 2011-11-04
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,927	$109,137
Accounts receivable, less allowance for doubtful accounts of $56,155 and $56,559 at September 30, 2011 and December 31, 2010, respectively	325,876	282,798
Inventories	61,725	73,894
Deferred income taxes	68,764	58,028
Deferred expenses	3,209	3,061
Prepaid expenses and other current assets	21,103	20,221

TOTAL CURRENT ASSETS	538,604	547,139
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $168,733 and $144,074 at September 30, 2011 and December 31, 2010, respectively	201,902	169,878
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	93,266	83,893
GOODWILL	765,245	760,088
INTANGIBLE ASSETS, NET	576,874	578,957
DEFERRED DEBT ISSUANCE COSTS, NET	47,916	53,659
OTHER ASSETS	8,783	7,523

TOTAL ASSETS	$2,232,590	$2,201,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$110,952	$86,637
Accrued payroll and related taxes and benefits	77,842	59,073
Other accrued liabilities	120,625	90,447
Deferred revenue	29,589	26,504
Current portion of long-term debt	382	1,323

TOTAL CURRENT LIABILITIES	339,390	263,984
LONG-TERM DEBT, net of current portion	1,017,838	1,018,098
DEFERRED INCOME TAXES	221,177	222,743
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	22,743	31,000

TOTAL LIABILITIES	1,601,148	1,535,825
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value: 1,000 shares authorized; 100 shares issued at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	689,736	688,458
Accumulated deficit	(58,294)	(23,146)

TOTAL STOCKHOLDERS’ EQUITY	631,442	665,312

	$2,232,590	$2,201,137

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net revenues:
Fee for service arrangements	$542,391	$486,027	$1,572,304	$1,433,562
Capitation	42,483	39,987	125,661	119,506

TOTAL NET REVENUES	584,874	526,014	1,697,965	1,553,068

Costs and expenses:
Cost of net revenues:
Product and supply costs	190,241	167,198	558,563	488,265
Patient service equipment depreciation	27,588	23,094	73,470	71,843
Home respiratory therapy services	6,726	5,456	18,829	21,671
Nursing services	10,677	9,258	31,204	27,258
Other	4,322	2,978	10,796	9,871

TOTAL COST OF NET REVENUES	239,554	207,984	692,862	618,908
Provision for doubtful accounts	14,511	10,981	51,353	39,801
Selling, distribution and administrative	307,810	271,157	907,508	787,738
Amortization of intangible assets	1,172	1,035	3,370	3,777

TOTAL COSTS AND EXPENSES	563,047	491,157	1,655,093	1,450,224

OPERATING INCOME	21,827	34,857	42,872	102,844
Interest expense	33,228	32,736	99,158	97,971
Interest income and other	176	(250)	(114)	(555)

(LOSS) INCOME BEFORE TAXES	(11,577)	2,371	(56,172)	5,428
Income tax (benefit) expense	(6,890)	2,476	(21,024)	2,970

NET (LOSS) INCOME	$(4,687)	$(105)	$(35,148)	$2,458

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
OPERATING ACTIVITIES
Net (loss) income	$(35,148)	$2,458
Items included in net (loss) income not requiring cash:
Provision for doubtful accounts	51,353	39,801
Depreciation	100,095	93,722
Amortization of intangible assets	3,370	3,777
Amortization of deferred debt issuance costs	9,130	7,919
Deferred income taxes	(12,302)	4,686
Profit interest compensation	2,278	3,194
Loss on disposition of assets and other	12,906	12,472
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(94,432)	(96,060)
Inventories	1,356	(1,223)
Prepaid expenses and other assets	(1,929)	(270)
Accounts payable, exclusive of book-cash overdraft	11,668	2,730
Accrued payroll and related taxes and benefits	18,578	(4,152)
Income taxes payable	(11,290)	(2,126)
Deferred revenue, net of related expenses	2,938	(247)
Accrued expenses	33,211	27,357

NET CASH PROVIDED BY OPERATING ACTIVITIES	91,782	94,038

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(114,089)	(84,682)
Purchases of short-term investments	—	(8,087)
Maturities of short-term investments	—	31,507
Proceeds from disposition of assets	162	634
Cash paid for acquisitions	(23,478)	(2,260)

NET CASH USED IN INVESTING ACTIVITIES	(137,405)	(62,888)

FINANCING ACTIVITIES
Payments on other long-term debt	(1,200)	(1,314)
Change in book-cash overdraft included in accounts payable	—	(32,533)
Debt issuance costs	(3,387)	(3,590)
Cash paid on profit interest units	(1,000)	(78)

NET CASH USED IN FINANCING ACTIVITIES	(5,587)	(37,515)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,210)	(6,365)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,137	158,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,927	$151,798

SUPPLEMENTAL DISCLOSURES — See Note 5 and Note 8 for a discussion of cash paid for interest and income taxes, respectively.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases when paid. Unpaid purchases were $12.0 million and $7.6 million at September 30, 2011 and December 31, 2010, respectively.

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee for service/product arrangements for equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and under capitation arrangements with third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 7% of total net revenues for the three and nine months ended September 30, 2011 and 8% of total net revenues for the three and nine months ended September 30, 2010. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 30% of total net revenues for each of the three and nine months ended September 30, 2011 and September 30, 2010, respectively. In the nine months ended September 30, 2011 and September 30, 2010, no other third-party payor group represented more than 8% of the Company’s revenues.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rental and sale revenues in the fee for service/product arrangement revenue line item were:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011		2010		2011		2010
Rental	$166.3	30.7%	$154.3	31.8%	$482.7	30.7%	$466.7	32.6%
Sale	376.1	69.3	331.7	68.2	1,089.6	69.3	966.9	67.4

Total fee for service	$542.4	100.0%	$486.0	100.0%	$1,572.3	100.0%	$1,433.6	100.0%

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

Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $66.3 million and $55.2 million at September 30, 2011 and December 31, 2010, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Unbilled receivables can also be impacted by the transition of patients during the integration of acquisitions and overall revenue growth. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Patient Service Equipment: Patient service equipment is stated at cost less depreciation and consists of medical equipment rented to patients on a month-to-month basis. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from one to ten years.

Property, Equipment and Improvements: Property, equipment and improvements are stated at cost less depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Additions to capitalized internally developed software totaled $2.6 million for each of the three months ended September 30, 2011 and 2010, respectively, and $7.1 million and $8.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Goodwill and long-lived assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

Goodwill and indefinite-lived intangible assets are not amortized but instead tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. Management has determined that our two operating segments are reporting units. As such, the Company has two reporting units: home respiratory therapy/home medical equipment and home infusion therapy. The Company performs the annual test for impairment as of the first day of its fourth quarter and determines fair value based on a combination of the income approach and the market approach. The income approach is based on discounted cash flows. The market approach uses a selection of comparable companies in determining market value. During the annual goodwill impairment test in 2010, the Company completed step one and determined that there was no impairment of goodwill since the fair value of the reporting units substantially exceeded the carrying value. Our annual indefinite-lived intangible assets impairment test in 2010 also resulted in no impairment as the fair value of the assets exceeded the carrying value. The goodwill amounts for the March 4, 2011 acquisition of Praxair assets (see Note 3 – Business Combinations for details of the Praxair acquisition), are based upon preliminary estimates that are subject to change in 2011 upon completion of the final valuation analysis. Final determination of these estimates could result in an adjustment to the purchase price allocation with an offsetting adjustment to goodwill. There were no indicators of impairment as of September 30, 2011. Our 2011 annual testing of goodwill and indefinite-lived intangible asset impairment is scheduled to occur in the fourth quarter of 2011.

Long-lived assets, including property and equipment and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no indicators of impairment as of September 30, 2011.

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

Deferred Debt Issuance Costs: Capitalized debt issuance costs include those associated with the Company’s Series A-1 Notes, Series A-2 Notes and Asset Based Revolving Credit Facility (“ABL Facility”). Such costs are classified as non-current assets. Costs relating to the ABL Facility are being amortized through the maturity date of August 2014. Costs relating to the Series A-1 Notes and Series A-2 Notes are amortized from the issuance date through October 2014. See Note 5— Long-term Debt.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Financial Instruments: The carrying value of debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair values of cash and cash equivalents, short-term investments and the Series A-1 Notes and Series A-2 Notes are determined based upon “Level 1” inputs, consisting of quoted prices in active markets for identical items. The fair value of the Series A-1 Notes and Series A-2 Notes was $675.5 million and $292.1 million at September 30, 2011, respectively. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value due to their short maturity.

Product and Supply Costs: Product and supply costs presented within cost of total net revenues are comprised primarily of the cost of supplies and equipment provided to patients, infusion drug costs and enteral product costs.

Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of total net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $10.8 million and $9.5 million in the three months ended September 30, 2011 and September 30, 2010, respectively, and $32.1 million and $22.6 million in the nine months ended September 30, 2011 and September 30, 2010, respectively.

Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $48.8 million and $41.1 million in the three months ended September 30, 2011 and September 30, 2010, respectively, and $142.9 million and $120.0 million in the nine months ended September 30, 2011 and September 30, 2010, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within selling and administrative expenses and may not be comparable to other companies.

Self-Insurance: Coverage for certain employee medical claims and benefits, as well as workers’ compensation, professional and general liability, and vehicle liability are self-insured. Amounts accrued for costs of workers’ compensation, medical, professional and general liability, and vehicle are classified in other accrued liabilities as follows:

(in thousands)	September 30, 2011	December 31, 2010
Workers’ compensation	$23,408	$21,694
Professional and general liability/vehicle	11,115	10,552
Medical insurance	6,461	6,477

Total	$40,984	$38,723

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTE 2 — RECENT DEVELOPMENTS

Amended and Restated ABL Facility: On August 8, 2011, we entered into a senior secured asset-based revolving credit facility, or ABL Facility, with Bank of America, N.A., as administrative agent and collateral agent and a syndicate of financial institutions and institutional lenders. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital, the investment banking division of Barclays Bank PLC joint bookrunners. The ABL Facility amended and restated our prior senior secured asset-based revolving credit facility dated October 28, 2008, which provided for a revolving credit financing of up to $150.0 million. The amended and restated ABL Facility provides for revolving credit financing of up to $250 million. See Note 5–Long-Term Debt.

Realignment of Management: On July 11, 2011, we announced the realignment of management responsibility for certain functions, including those related to revenue management and information technology. In connection with these changes, James G. Gallas, who has served as the Company’s Executive Vice President and Chief Administrative Officer, will cease to oversee revenue management, information technology and certain related functions. Management of those functions will be assumed by other members of our senior management team, and Mr. Gallas will assume a special projects role during a transitional period, which is presently expected to conclude on or prior to February 28, 2012. At the conclusion of this transitional period, Mr. Gallas’ employment is expected to terminate in accordance with the terms of his Amended and Restated Executive Severance Agreement dated as of March 10, 2009.

NOTE 3 — BUSINESS COMBINATIONS

The Company periodically acquires complementary businesses in specific geographic markets. The results of operations of the acquired companies are included in the accompanying condensed consolidated statements of operations from the dates of acquisition. On March 4, 2011, the Company completed its previously announced asset acquisition of Praxair, Inc.’s (NYSE: PX) and Praxair Healthcare Services, Inc.’s (collectively, “Praxair”) United States homecare business. The Company expects this business to contribute approximately $80 million to its revenue in 2011. This estimate and the acquired business’s contribution in future periods will be subject to decreases as a result of the impact of Medicare competitive bidding and other factors.

During the nine months ended September 30, 2011 and 2010, the Company purchased certain assets and businesses for total consideration of $23.4 million and $2.6 million, respectively. The 2011 total is comprised primarily of the asset acquisition of Praxair, Inc.’s U.S. homecare business.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill by segment are as follows:

(in thousands)	Home Infusion Therapy	Home Respiratory Therapy and Home Medical Equipment	Total
Balance, December 31, 2010	$257,823	$502,265	$760,088
Acquisition	547	4,610	5,157

Balance, September 30, 2011	$258,370	$506,875	$765,245

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets consist of the following:

(dollars in thousands)	September 30, 2011				December 31, 2010
	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Capitated relationships	20.0	$40,000	$(5,834)	$34,166	$40,000	$(4,333)	$35,667
Payor relationships	20.0	11,000	(1,604)	9,396	11,000	(1,192)	9,808
Net favorable leasehold interest	3.5	3,210	(2,675)	535	3,553	(2,325)	1,228
Customer list	1.2	1,123	(346)	777	710	(456)	254

Subtotal		55,333	(10,459)	44,874	55,263	(8,306)	46,957
Intangible assets not subject to amortization:
Trade names		525,000	—	525,000	525,000	—	525,000
Accreditations with commissions		7,000	—	7,000	7,000	—	7,000

Subtotal		532,000	—	532,000	532,000	—	532,000
Total		$587,333	$(10,459)	$576,874	$587,263	$(8,306)	$578,957

For the nine months ended September 30, 2011, the net increase in the carrying amount of goodwill of $5.2 million is the result of the acquisition of Praxair assets on March 4, 2011. Most of the goodwill recorded in conjunction with business combinations for the periods presented is expected to be deductible for tax purposes. Goodwill and intangible assets from our Praxair acquisition are based upon preliminary estimates that are subject to change in 2011 upon completion of the final valuation analysis.

Amortization expense amounted to $3.4 million and $3.8 million for the nine months ended September 30, 2011 and 2010, respectively. Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

Year Ending December 31,	(in thousands)
2011	$4,478
2012	3,391
2013	2,550
2014	2,550
2015	2,550
thereafter	32,725

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2011, there were no outstanding borrowings under the ABL Facility, outstanding letters of credit totaled $21.1 million and additional availability under the ABL Facility, subject to the borrowing base, was $228.9 million. As of September 30, 2011, the available borrowing base did not constrain our ability to borrow the entire $228.9 million available borrowing capacity under our ABL Facility. At September 30, 2011, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

Interest paid on debt totaled $0.4 million and $0.2 million for the three months ended September 30, 2011 and 2010, and $60.4 million and $60.3 million for the nine months ended September 30, 2011 and 2010. Interest expense for the three months ended September 30, 2011 and 2010 was $33.2 million and $32.7 million, respectively, and $99.2 million and $98.0 million for the nine months ended September 30, 2011 and 2010, respectively.

As market conditions warrant, we and our major equity holders, including the Sponsor and its affiliates, may from time to time, depending upon market conditions, seek to repurchase our debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

NOTE 6 — STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2011, changes to stockholders’ equity were comprised of the following amounts (in thousands):

Net loss	$(35,148)
Cash paid on profit interest units	(1,000)
Profit interest compensation	2,278

$(33,870)

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

Assumptions used were as follows:

Expected Asset Volatility (1)	23.0%
Risk Free Interest Rate (2)	2.24%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the constant maturity treasury rate (“CMT Rate”) as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2010 to September 30, 2011:

Class B Units
Balance at December 31, 2010	38,697,318
Granted	—
Forfeited	—
Exercised	—

Balance at September 30, 2011	38,697,318

Vested units at September 30, 2011	21,283,525

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

Assumptions used were as follows:

Expected Asset Volatility (1)	23.0%
Risk Free Interest Rate (2)	1.35%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimates.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes activity for profit interest units for the period December 31, 2010 to September 30, 2011:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2010	500,000	6,675,287	2,225,096
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—

Balance at September 30, 2011	500,000	6,675,287	2,225,096

Vested units at September 30, 2011		2,669,848

There are no stated contractual lives for the A-2, B or C units.

Sky LLC (and following our reorganization in March 2010, Apria Holdings LLC) granted certain management employees 45,436,994 Class B units and 15,629,380 Class C units, all of which are subject to vesting terms based on either (i) continued service to Sky LLC or its subsidiaries or (ii) performance/market conditions.

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

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility (1)	25.0%
Risk Free Interest Rate (2)	2.01%
Expected Life (3)	5.0 years

Assumptions used were as follows for the 2010 grants:

Expected Asset Volatility (1)	25.0%
Risk Free Interest Rate (2)	2.39%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes activity for profit interest units for the period December 31, 2010 to September 30, 2011:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2010	2,075,000	35,341,831	12,635,175
Granted	—	—	—
Forfeited	(1,000,000)	(2,118,678)	(706,226)
Exercised	—	—	—

Balance at March 31, 2011	1,075,000	33,223,153	11,928,949
Granted	—	1,189,943	396,648
Forfeited	—	(435,345)	(145,115)
Exercised	—	—	—

Balance at June 30, 2011	1,075,000	33,977,751	12,180,482
Granted	—	1,320,546	440,182
Forfeited	—	(667,529)	(222,509)
Exercised	—	—	—

Balance at September 30, 2011	1,075,000	34,630,768	12,398,155

Vested units at September 30, 2011		10,468,836

There are no stated contractual lives for the A-2, B or C units.

Pursuant to a reorganization we conducted in March 2010, units of Sky LLC were converted or exchanged into units of Apria Holdings LLC, its parent entity.

Expense recorded related to profit interest units was $0.7 million and $1.0 million in the three months ended September 30, 2011 and 2010, respectively, and $2.3 million and $3.2 million in the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, total unrecognized profit interest compensation cost related to unvested profit interest units was $3.1 million, which is expected to be expensed over a weighted average period of 3.3 years.

NOTE 8 — INCOME TAXES

The Company’s effective tax rate was 59.5% for the three months ended September 30, 2011, compared to 104.4% for the three months ended September 30, 2010. The Company’s effective tax rate was 37.4% for the nine months ended September 30, 2011, compared to 54.7% for the nine months ended September 30, 2010.

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

The Company has not sustained a cumulative book loss over the three-year period ended September 30, 2011 (after adjusting for the impact of certain non-recurring historical items which are not indicative of the Company’s ability to generate future income).

Based on available information, the Company concluded that a valuation allowance against federal deferred tax assets was not required at September 30, 2011. The Company will continue to assess the need for a valuation allowance as additional information becomes available.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company accounts for its tax uncertainties under generally accepted accounting principles. A reconciliation of the beginning and ending balances of the gross liability for unrecognized tax benefits at September 30, 2011 is as follows (in millions):

Total gross unrecognized tax benefits at January 1, 2011	$99.0
Additions for tax positions related to the current year	0.3
Additions for tax positions related to prior years	0.6
Reductions for tax positions related to prior years	(2.6)
Reductions due to lapse in statute of limitations	(9.1)

Total gross unrecognized tax benefits at September 30, 2011	$88.2

Total gross unrecognized tax benefits of $88.2 million is reflected on the Company’s September 30, 2011 balance sheet as follows: (a) $8.0 million included in income taxes payable and other non-current liabilities and (b) $80.2 million included in deferred income taxes.

The amount of unrecognized tax benefits which, if ultimately recognized, could affect the effective tax rate in a future period is $83.8 million and $87.4 million as of September 30, 2011 and December 31, 2010, respectively. These amounts are net of related tax benefits and are inclusive of $1.7 million and $2.4 million of penalties and interest (net of tax benefit) as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, the Company does not expect any material increases or decreases to its unrecognized tax benefits for the 12-month rolling period ending September 30, 2012.

Interest expense and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes. Gross interest and penalties of $2.4 million and $3.5 million are provided for within the liability for unrecognized tax benefits as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, federal net operating loss (“NOLs”) carryforwards of approximately $332.9 million were available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during the Company’s calendar 2015 through 2031 tax years. A significant portion of these NOLS are subject to an annual utilization limitation as required by Section 382 of the Internal Revenue Code of 1986, as amended.

The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations expiration dates. The calendar 2008 through 2010 tax years generally remain subject to examination by tax authorities. The Company was recently notified that its calendar 2009 Federal income tax return will be audited by the Internal Revenue Service. Additionally, certain state tax agencies are currently examining the tax years 2005 and forward.

Net income tax refunds received (and tax payments made) for the nine-month period ended September 30, 2011 and 2010 amounted to $0.2 million and $(0.1 million), respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Litigation: The Company is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. Insurance policies covering such potential losses, where such coverages are practicable and cost effective, are maintained. In the opinion of management, any liability that might be incurred upon the resolution of these claims and lawsuits will not, in the aggregate, have a material effect on the Company’s financial condition or results of operations, cash flows and liquidity.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTE 10 — SEGMENTS

The Company has two reportable operating segments: (1) home respiratory therapy and home medical equipment and (2) home infusion therapy. Within these two operating segments there are three core service lines: home respiratory therapy, home medical equipment and home infusion therapy. The home respiratory therapy and home medical equipment segment provides services and equipment to assist patients with oxygen systems, sleep apnea, ambulation and general care around the home, as well as to provide respiratory medications and related services. The home infusion therapy segment primarily provides patients with pharmaceuticals and services prescribed in conjunction with the administration of nutrients or medication intravenously or through a gastrointestinal tube.

	Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$293,370	$270,223	$862,040	$821,666
Home Infusion Therapy	291,504	255,791	835,925	731,402

Total	$584,874	$526,014	$1,697,965	$1,553,068

	EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$(11,415)	$3,129	$(43,627)	$21,687
Home Infusion Therapy	33,379	31,611	86,483	81,118

Total	$21,964	$34,740	$42,856	$102,805

	Depreciation and Amortization
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$33,183	$28,420	$90,818	$86,375
Home Infusion Therapy	4,459	3,899	12,647	11,124

Total	$37,642	$32,319	$103,465	$97,499

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a reconciliation from net (loss) income to EBIT:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
(in thousands)	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net (loss) income			$(4,687)			$(105)
Interest expense, net (a)			33,541			32,369
Income tax (benefit) expense			(6,890)			2,476

EBIT	$(11,415)	$33,379	$21,964	$3,129	$31,611	$34,740

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(in thousands)	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net (loss) income			$(35,148)			$2,458
Interest expense, net (b)			99,028			97,377
Income tax (benefit) expense			(21,024)			2,970

EBIT	$(43,627)	$86,483	$42,856	$21,687	$81,118	$102,805

(a)	Reflects $33.2 million of interest expense, net of $(0.3) million of interest income for the three months ended September 30, 2011. Reflects $32.7 million of interest expense, net of $0.3 million of interest income for the three months ended September 30, 2010.
(b)	Reflects $99.2 million of interest expense, net of $0.2 million of interest income for the nine months ended September 30, 2011. Reflects $98.0 million of interest expense, net of $0.6 million of interest income for the nine months ended September 30, 2010.

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

Intelenet Agreement: In May 2009, the Company entered into the Master Service Agreement (“Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. On May 31, 2011, it was announced that an affiliate of the Sponsor, along with other shareholders of Intelenet, agreed to sell Intelenet to Serco Group PLC, an international services company. The transaction closed in July 2011. During the seven months ended July 31, 2011, the Company paid approximately $13.8 million to Intelenet.

Equity Healthcare Agreement: Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with our health benefit plans. In consideration for Equity Healthcare’s services, the Company pays Equity Healthcare a fee of $2 per participating employee per month. As of September 30, 2011, the Company had approximately 8,300 employees enrolled in Equity Healthcare health benefit plans.

NOTE 12 — FINANCIAL GUARANTEES

The Company conducts substantially all of its business through its subsidiaries. Substantially all of the Company’s wholly-owned domestic subsidiaries (the “Guarantors”) fully and unconditionally guarantee the Series A-1 Notes and Series A-2 Notes on a senior secured basis. The Guarantors also guarantee our ABL Facility. See also Note 5—Long-Term Debt.

The following unaudited condensed consolidated financial statements quantify the financial position as of September 30, 2011 and December 31, 2010, the operations for the three and nine months ended September 30, 2011 and 2010, and the cash flows for the nine months ended September 30, 2011 and 2010. These condensed consolidated financial statements present financial information for the parent issuer, the guarantor subsidiaries, the non-guarantor subsidiaries and consolidating adjustments, consisting of the entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,279	$—	$467	$(17,819)	$57,927
Accounts receivable less allowance for doubtful accounts	—	324,926	950	—	325,876
Inventories, net	—	61,397	328	—	61,725
Deferred income taxes	6,127	62,637	—	—	68,764
Deferred expenses	—	3,209	—	—	3,209
Intercompany	262,240	510,644	—	(772,884)	—
Prepaid expenses and other current assets	41	21,050	12	—	21,103
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	1,053,687	983,863	1,757	(1,500,703)	538,604
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	201,896	6	—	201,902
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	44,429	48,579	258	—	93,266
GOODWILL	—	765,245	—	—	765,245
INTANGIBLE ASSETS, NET	460,000	116,874	—	—	576,874
DEFERRED DEBT ISSUANCE COSTS, NET	47,916	—	—	—	47,916
INVESTMENT IN SUBSIDIARIES	402,227	732	—	(402,959)	—
OTHER ASSETS	3,847	4,936	—	—	8,783

TOTAL ASSETS	$2,012,106	$2,122,125	$2,021	$(1,903,662)	$2,232,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$128,599	$172	$(17,819)	$110,952
Accrued payroll and related taxes and benefits	14,243	63,405	194	—	77,842
Other accrued liabilities	49,651	70,051	923	—	120,625
Deferred revenue	—	29,589	—	—	29,589
Intercompany	128,470	644,414	—	(772,884)	—
Current portion of long-term debt	—	710,382	—	(710,000)	382

TOTAL CURRENT LIABILITIES	192,364	1,646,440	1,289	(1,500,703)	339,390
LONG-TERM DEBT, net of current portion	1,017,500	338	—	—	1,017,838
DEFERRED INCOME TAXES	163,119	58,058	—	—	221,177
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	7,681	15,062	—	—	22,743

TOTAL LIABILITIES	1,380,664	1,719,898	1,289	(1,500,703)	1,601,148
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Additional paid-in capital	689,736	505,529	—	(505,529)	689,736
(Accumulated deficit) retained earnings	(58,294)	(103,302)	732	102,570	(58,294)

TOTAL STOCKHOLDERS’ EQUITY	631,442	402,227	732	(402,959)	631,442

	$2,012,106	$2,122,125	$2,021	$(1,903,662)	$2,232,590

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$582,572	$2,302	$—	$584,874
Income from subsidiaries	54,367	—	—	(54,367)	—

TOTAL NET REVENUES	54,367	582,572	2,302	(54,367)	584,874
TOTAL COST OF NET REVENUES	—	238,296	1,258	—	239,554
Provision for doubtful accounts	—	14,482	29	—	14,511
Selling, distribution and administrative	53,721	307,744	712	(54,367)	307,810
Amortization of intangible assets	229	943	—	—	1,172

TOTAL COSTS AND EXPENSES	53,950	561,465	1,999	(54,367)	563,047
OPERATING INCOME	417	21,107	303	—	21,827
Interest expense	33,643	(415)	—	—	33,228
Interest income and other	(15,856)	15,883	149	—	176

(LOSS) INCOME BEFORE TAXES	(17,370)	5,639	154	—	(11,577)
Income tax (benefit) expense	(7,235)	345	—	—	(6,890)

NET (LOSS) INCOME	(10,135)	5,294	154	—	(4,687)
Equity in income of subsidiaries, net of tax	5,448	154	—	(5,602)	—

NET (LOSS) INCOME	$(4,687)	$5,448	$154	$(5,602)	$(4,687)

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$1,690,836	$7,129	$—	$1,697,965
Income from subsidiaries	126,132	—	—	(126,132)	—

TOTAL NET REVENUES	126,132	1,690,836	7,129	(126,132)	1,697,965
TOTAL COST OF NET REVENUES	—	689,133	3,729	—	692,862
Provision for doubtful accounts	—	51,090	263	—	51,353
Selling, distribution and administrative	162,857	868,656	2,127	(126,132)	907,508
Amortization of intangible assets	688	2,682	—	—	3,370

TOTAL COSTS AND EXPENSES	163,545	1,611,561	6,119	(126,132)	1,655,093
OPERATING (LOSS) INCOME	(37,413)	79,275	1,010	—	42,872
Interest expense	99,344	(186)	—	—	99,158
Interest income and other	(47,569)	46,960	495	—	(114)

(LOSS) INCOME BEFORE TAXES	(89,188)	32,501	515	—	(56,172)
Income tax (benefit) expense	(30,733)	9,709	—	—	(21,024)

NET (LOSS) INCOME	(58,455)	22,792	515	—	(35,148)
Equity in income of subsidiaries, net of tax	23,307	515	—	(23,822)	—

NET (LOSS) INCOME	$(35,148)	$23,307	$515	$(23,822)	$(35,148)

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(28,569)	$121,584	$179	$(1,412)	$91,782

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(16,673)	(97,297)	(119)	—	(114,089)
Proceeds from disposition of assets	—	162	—	—	162
Cash paid for acquisitions	(229)	(23,249)	—	—	(23,478)

NET CASH USED IN INVESTING ACTIVITIES	(16,902)	(120,384)	(119)	—	(137,405)

FINANCING ACTIVITIES
Payments on other long-term debt	—	(1,200)	—	—	(1,200)
Debt issuance costs related to ABL Facility	(3,387)	—	—	—	(3,387)
Cash paid on profit interest units	(1,000)	—	—	—	(1,000)

NET CASH USED IN FINANCING ACTIVITIES	(4,387)	(1,200)	—	—	(5,587)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,858)	—	60	(1,412)	(51,210)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,137	—	407	(16,407)	109,137

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,279	$—	$467	$(17,819)	$57,927

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

Strategy

Our strategy is to position ourselves in the marketplace as a high-quality provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in the home infusion therapy segment and expanded our platform for further cross-selling opportunities. Our acquisition of Praxair’s homecare business in the United States in March 2011 expanded our geographic footprint and market share in several key markets in the southeastern, south central and western areas of the country. Since January 1, 2010, we have expanded our home respiratory therapy and home medical equipment sales force by 43%, of which 11% relates to the acquisition of Praxair assets. This expansion has allowed us to more efficiently cover each market served by promoting our products and services to physicians, hospital discharge planners and managed care organizations. On an ongoing basis, we continually evaluate the size of our sales force.

•

Continue to participate in the managed care market. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services enables us to sign preferred provider agreements and participating Health Maintenance Organization (“HMO”) agreements with managed care organizations. Managed care represented approximately 70% of our total net revenues for the nine months ended September 30, 2011.

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

•

Execute our strategic initiatives to drive profitability. For the past several years, we have successfully engaged in a range of cost savings initiatives to ease pressure on our revenue that has been and continues to be caused by Medicare, Medicaid and managed care reimbursement changes. These initiatives are designed to improve customer service, delivery and vehicle routing services, streamline the billing and payment process, effectively manage purchasing costs and improve the overall experience of the patients we serve. We launched a substantial multi-year cost reduction plan in late 2007. To date, we have made significant progress across a number of the identified initiatives targeting expected annual savings of approximately $181 million, of which we realized approximately $171 million through September 30, 2011.

We review our business on an ongoing basis in the light of current and anticipated market conditions and other factors and, from time to time, may undertake restructuring efforts and/or engage in dispositions of our existing assets or businesses in order to optimize our overall business, performance or competitive position. From time to time, we may also engage in acquisitions of new assets and/or businesses, some of which may be significant. In addition, significant dispositions or restructuring transactions could result in material reductions of our assets, revenues or profitability or otherwise have a material adverse effect on our results of operations, cash flow and capital resources. To the extent any such decisions are made, we would likely incur costs, expenses, impairment and/or restructuring charges associated with such transactions, which could be material.

Recent Developments

Amended and Restated ABL Facility. On August 8, 2011, we amended and restated our existing senior secured asset-based revolving credit facility. See “Liquidity and Capital Resources—Long Term Debt—ABL Facility.”

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

Medicare and Medicaid Revenues. In the three and nine months ended September 30, 2011 and 2010, approximately 24% and 6% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively. No other third-party payor represented more than 8% of our total net revenues for the three and nine months ended September 30, 2011. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 7% of total net revenues for the three and nine months ended September 30, 2011.

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

Budget Control Act of 2011. On August 2, 2011, the Budget Control Act of 2011 was signed into law. The Budget Control Act of 2011 authorized increases in the United State’s debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Select Committee on Deficit Reduction (“Joint Committee”), a bipartisan committee consisting of twelve Members of Congress instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012 – 2021. The Joint Committee is not limited in what it may propose to reduce the federal deficit and its proposal will likely include changes to federal healthcare programs, including reductions in provider reimbursement in the Medicare and Medicaid programs. The President, Medicare Payment Advisory Commission (MedPAC) and other parties have made recommendations for the Joint Committee to consider. Such recommendations have included limiting federal spending for what a state Medicaid program spends on certain DMEPOS items, increasing Medicare premiums for certain high-income beneficiaries, and increasing fraud and abuse oversight in the federal healthcare programs. The Joint Committee’s proposal is subject to special, expedited procedures in Congress if issued by November 23, 2011 and passed by both chambers of Congress by December 23, 2011. The failure of Congress and the President to enact legislation reducing the deficit by at least $1.2 trillion over the period of fiscal years 2012 – 2021 by January 15, 2012, will trigger automatic spending reductions in fiscal years 2013 – 2021 through sequestration, which is the required cancellation of budgetary resources. Under sequestration, certain federal programs are protected, including Medicaid. However, payments to Medicare providers and suppliers would be reduced by an amount not to exceed 2% beginning in 2013. At this time, we cannot predict whether the Joint Committee will recommend spending cuts to federal healthcare programs or whether they will enact any legislation. Any reduction in provider and supplier reimbursement rates under federal healthcare programs could have a material adverse effect on our financial condition and results of operations.

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

The new rates took effect on January 1, 2011 for the Round 1 Rebid markets. The estimated annual total net revenues associated with the items that would have been subject to competitive bidding in Round 1 of what was to be the initial year of the program represented approximately 1.4% of our annual total net revenues. Based on 2008 data provided to bidders during the Round 1 Rebid process, we estimate that after the DRA and MIPPA reimbursement reductions of 2009 and a change in our business mix since 2007 are allocated for, the estimated annual total net revenues associated with items subject to competitive bidding in the Round 1 Rebid is approximately 1.0% of our annual total net revenues. In early July 2010, CMS announced the new Single Payment Amounts (“SPAs”) for each of the product categories and each of the CBAs included in the Round 1 Rebid. The average price reduction for all products in all CBAs was 32%. CMS then began the contracting process with suppliers by issuing contract offer letters to qualified providers. We received contract offers for a substantial majority of the bids we submitted. We did not receive contract offers for certain product categories in certain CBAs, and we filed a formal request for CMS to reconsider certain of those bids. As a result of that reconsideration, CMS awarded us an additional contract. Approximately $22 million of our net revenues for the fiscal year ended December 31, 2010 was generated by the products and CBAs included in the Round 1 Rebid.

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

The Reform Package also includes changes to the Medicare DMEPOS competitive bidding program. Significantly, Round 2 of the competitive bidding program has been expanded from 70 to 91 of the largest MSAs. In August 2011, CMS announced the product categories that will be included in Round 2. Round 2 will include the majority of the same product categories, but CMS will expand the program by (i) combining standard power wheelchairs and manual wheelchairs into a single new product category, (ii) including Negative Pressure Wound Therapy as a category in all markets and (iii) expanding the Support Surfaces (Group 2 mattresses and overlays) category across all Round 2 markets. Assuming few changes to the Round 2 bidding rules and the markets currently being implemented and/or planned by CMS, we estimate that approximately

$144 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding. Although the bidding process for Round 2 is currently scheduled to commence in late 2011 with bidder registration, the new Round 2 rates and guidelines are currently scheduled to take effect in July of 2013. Therefore, we cannot estimate the impact of potential Round 2 rate reductions on our business until more specific information is published by CMS and its contractors. The Reform Package also gives the Secretary of Health and Human Services additional authority to apply competitive bid pricing to non-bid areas via a rulemaking process and that could occur by 2016. In addition, efforts to repeal the competitive bidding program altogether or mandate significant program changes continue. In March 2011, the Fairness in Medicare Bidding Act of 2011 (“FIMBA”) was introduced into the U.S. House of Representatives. FIMBA would repeal the program without specifying a reduction in the industry’s current reimbursement levels. Other efforts are underway by independent economists who seek to alter certain critical aspects of the program. Specifically, those efforts are designed to change the way in which CMS conducts the auction process itself, establishes the single payment rates, determines supplier capacity needed and related aspects which, if adopted by CMS in their entirety or in part, would change how Round 2 would be administered. We cannot predict whether these or other efforts to repeal or amend the program will be successful, or their potential impact on the Company.

With respect to the competitive bidding program generally, at an April 2011 Program Advisory and Oversight Committee (“PAOC”) meeting, CMS briefed the PAOC regarding the current status of the Round 1 Rebid of the DMEPOS competitive bidding program and also provided updated information regarding the timeline for Round 2 of the program. Round 2 registration is expected to commence in the fourth quarter of 2011 and the bidding window for Round 2 is expected to begin in the first quarter of 2012. CMS anticipates that the Round 2 bidding window would close in the spring of 2012 and also would begin the bid evaluation process. Currently, CMS plans for the bid evaluation process to end in the fall of 2012, at which time CMS would announce the SPAs and begin the contracting process. In the spring of 2013, CMS anticipates making announcements about the contract suppliers. The Round 2 rates are currently targeted to take effect on July 1, 2013. CMS emphasized that the timeline is tentative and potentially subject to further revision. At this time, we cannot quantify what negative impact, if any, the implementation of Round 2 will have upon our revenue or operations once Round 2 is in effect, but it could be material.

We believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share under Medicare competitive bidding. However, the bidding rules are complex and it is possible for bidders to be disqualified for technical reasons other than pricing. There is no guarantee that we will be selected as a winning contract supplier in any future phases of the program and be awarded competitive bidding contracts by CMS or that we will garner additional market share. Under the current competitive bidding regulations, if we are not selected as a winning contract supplier for a particular CBA, we will generally not be allowed to supply Medicare beneficiaries in the CBA with products subject to competitive bidding for the contract term of program, unless we elect to continue to service existing patients under the “grandfathering provision” of the program’s final rule for certain products or we acquire a winning supplier. Also, CMS takes the position that it has the authority to determine if an acquired supplier is still needed to serve the CBA, and there is no guarantee that agency staff will approve such an acquisition or do so in a timely manner. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position in a particular CBA even if we are not selected as a contract supplier.

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

The DMEPOS items and services that were not in a product category subject to competitive bidding in Round 1 received a 5.0% CPI-U payment update in 2009. For 2010, the CPI-U was -1.4%. However, annual DMEPOS payment updates were not permitted to be negative according to statute. Therefore, the CPI update in 2010 was 0%. The Reform Package makes changes to Medicare DMEPOS fee schedule payments for 2011 and subsequent years. The CPI-U payment update will now be adjusted annually by a new “multi-factor productivity adjustment” measurement which may result in negative DMEPOS payment updates. While CPI-U for 2011 is +1.1%, the “multi-factor productivity adjustment” is -1.2%, so the net result is a 0.1% decrease in DMEPOS fee schedule payments in 2011 for items and services not included in an area subject to competitive bidding. The CPI-U payment update for 2012 has not yet been published.

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

In recent years, there have been several legislative and executive branch efforts to further reduce the maximum rental period for oxygen therapy, equipment and related services. Former President Bush’s 2007, 2008 and 2009 healthcare budget proposals sought to reduce the maximum rental period for oxygen equipment from the DRA-mandated 36 months to 13 months, which was recommended by the U.S. Department of Health and Human Services’ (“HHS”) Office of Inspector General (“OIG”) in a limited study of the oxygen benefit published in 2006 entitled “Medicare Home Oxygen: Equipment Cost and Servicing.” Neither President Obama’s 2010, 2011 or 2012 budget proposals nor the Reform Package included a reduction in the oxygen rental period. However, President Obama’s most recent budget proposal would further reduce the amount state Medicaid programs pay for oxygen therapy and other durable medical equipment services and products by mandating that state Medicaid rates be no higher than Medicare rates, including those impacted by the Medicare DMEPOS competitive bidding program. It is premature to know whether this or future budgets or proposals or the final recommendations of the Joint Committee charged with addressing the federal deficit will contain such a provision or any other provisions based on these or future studies released by one or more government agencies.

Over the course of 2008, CMS and the DMEMACs issued coverage determinations for positive airway pressure (“PAP”) devices, including CPAP and bi-level devices. Among other changes, the Medicare DMEMAC local coverage determinations (“LCDs”) require additional documentation of clinical benefit of the PAP devices for continued coverage of the device beyond the first three months of therapy. Specifically, for PAP devices with initial dates of service on or after November 1, 2008, documentation of clinical benefit must be demonstrated by: (1) a face-to-face clinical re-evaluation by the treating physician (between the 31st and 90th day) with documentation that symptoms of obstructive sleep apnea are improved; and (2) objective evidence of adherence to use of the PAP device, reviewed by the treating physician. The LCDs define adherence to therapy as the use of the PAP device greater than or equal to four (4) hours per night on 70% of nights during a consecutive 30-day period anytime during the first three months of initial usage. If the clinical benefit requirements are not met, then continued coverage of the PAP device and related accessories are denied by Medicare as not medically necessary. We believe these requirements effectively require suppliers to supply PAP devices that monitor patient compliance and record hours of use, which adds to our expense structure without a corresponding increase in payments from Medicare. We adjusted our operational model, patient care and payment policies to comply with these Medicare requirements. These requirements only apply to Medicare Part B fee-for-service patients, not to those patients enrolled in Medicare Advantage or commercial health plans, and Medicare Part B fee-for-service represents a smaller portion of the overall PAP patient market. However, some commercial payors are now implementing the same or similar rules as those adopted by Medicare. Despite our intensive efforts to educate patients about the importance of complying with their physician-prescribed therapy, some of our Medicare Part B and commercially insured patients do not meet the threshold for compliance. In order to reduce the impact of the LCDs, we are continuing to educate patients and referral sources concerning the importance of compliance with the patient’s prescribed therapy and the government’s need for documentation pertaining to initial and ongoing medical necessity. However, these and similar LCDs and trends are likely to continue to significantly impact the PAP industry.

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

Following the implementation of a three-year demonstration program using Recovery Audit Contractors (“RACs”) to detect and correct improper payments in the Medicare fee-for-service program, the Tax Relief and Health Care Act of 2006 required HHS to establish the RAC initiative as a permanent, nationwide program by January 1, 2010. CMS selected the four RAC contractors for the permanent RAC program and it is currently underway. Prior to initiating any audits, RACs are required to obtain CMS’ pre-approval of the issue that will be subject to audit, and then post the approved audit issue on their websites. All RACs have now posted CMS-approved audit issues on their websites. The currently posted approved audit issues include those which apply to durable medical equipment (“DME”) suppliers. States have also implemented similar state Medicaid audit programs, often know as Medicaid Integrity Contractors (“MICs. The Reform Package expands the RAC program to include Medicare Parts C and D in the program. In addition, the Reform Package requires states to establish contracts with RACs to identify underpayments and overpayments and to recoup overpayments made for services provided under State Medicaid programs. Absent an exception, States will be required to implement their RAC programs by January 1, 2012. In addition, in March of 2010, President Obama issued a presidential memorandum announcing a government-wide program expanding the use “payment recapture audits” in order to reclaim improper payments. We cannot at this time quantify any negative impact that the expansion of the RAC program or other similar programs may have on us.

Also in October 2008, CMS announced the establishment of new Zone Program Integrity Contractors (“ZPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors (“PSCs”). Industry-wide, ZPIC audit activity increased significantly throughout 2010 and accelerated in 2011; it is expected to continue to increase for the foreseeable future as additional ZPICs become operational across the country. The industry trade associations are advocating for more standardized audit procedures, contractor transparency and consistency surrounding all government audit activity directed toward the DMEPOS industry.

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

The impact of changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through September 30, 2011. We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the unpredictability of the Joint Committee’s debt reduction efforts, the recent significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

Medicaid Reimbursement. State Medicaid programs implement reimbursement policies for the items and services we provide that may or may not be similar to those of the Medicare program. Budget pressures on these state programs often result in pricing and coverage changes that may have a detrimental impact on our operations and/or financial performance. States sometimes have interposed intermediaries to administer their Medicaid programs, or have adopted alternative pricing methodologies for certain drugs, biologicals, and home medical equipment under their Medicaid programs that reduce the level of reimbursement received by us without a corresponding offset or increase to compensate for the service costs incurred. For example, Medi-Cal adopted a regulation that limits the amounts a provider can bill for certain durable medical equipment and medical supplies. In March 2009, the California Association of Medical Product Suppliers (“CAMPS”) initiated a lawsuit to invalidate this regulation as having been adopted in violation of California’s Administrative Procedure Act. In August 2009, the trial court entered a decision denying CAMPS’ petition. CAMPS appealed the court’s decision but on September 16, 2011, the Court of Appeal upheld the trial court’s decision. CAMPS did not file a further appeal and the validity of the regulation was accordingly upheld. As a result, we may be making refunds and other payments to Medi-Cal, and our future revenues from Medi-Cal may be reduced. We periodically evaluate the possibility of stopping or reducing our Medicaid business in a number of states with reimbursement or administrative policies that make it difficult for us to safely care for patients or conduct operations profitably. Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states which, combined with the current economic environment and state deficits, could further strain state budgets and therefore result in additional policy changes or rate reductions. The President’s most recent budget proposal, which was discussed by Congressional and Administration leaders as part of the debt ceiling negotiations leading up to passage of the Budget Control Act of 2011, discussed above, would limit the amount state Medicaid programs pay for DMEPOS to be no higher than Medicare payment levels, including those impacted by Medicare competitive bidding. We cannot currently predict the adverse impact, if any, that any such change to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether states will consider similar or other reimbursement reductions, whether or how healthcare reform provisions pertaining to Medicaid will ultimately be implemented or whether any such changes would have a material adverse effect on our results of operations, cash flow and capital resources.

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of a number of components pertaining to the privacy and security of certain protected health information (“PHI”), as well as the standard formatting of certain electronic health transactions. Many states have similar, but not identical, restrictions. Existing and any new laws or regulations have a significant effect on the manner in which we handle healthcare related data and communicate with payors. Among other provisions, the HITECH Act of the American Recovery and Reinvestment Act of 2009 (“ARRA”) includes additional requirements related to the privacy and security of PHI, clarifies and increases penalties of HIPAA and provides State Attorneys General with HIPAA enforcement authority. We have adopted a number of policies and procedures to conform to HIPAA requirements, as modified by the HITECH Act of ARRA, throughout our operations, and we have educated our workforce about these requirements. With such a large workforce that relies on mobile technology for operations, we cannot, however, guarantee that we will not have a HIPAA privacy or data security concern in the future. We face potential administrative, civil and possible criminal sanctions if we do not comply with these existing or new laws and regulations dealing with the privacy and security of PHI. Imposition of any such sanctions could have a material adverse effect on our operations.

Enforcement of Healthcare Fraud and Abuse Laws. In recent years, the federal government has made a policy decision to significantly increase and accelerate the financial resources allocated to enforcing the healthcare fraud and abuse laws. Moreover, Congress adopted a number of additional provisions in the Reform Package that are designed to reduce healthcare fraud and abuse. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area. From time to time, we may be the subject of investigations or a party to additional litigation which alleges violations of law. If any of those matters were successfully asserted against us, there could be a material adverse effect on our business, financial position, results of operations or prospects.

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

The increased public focus on waste, fraud and abuse and their related cost to society will likely result in additional Congressional hearings, CMS regulatory changes or new laws. The Reform Package also provides for new regulatory authority, additional fines and penalties. More recently, additional legislation has been proposed in the U.S. Senate which would further expand the government’s oversight of the healthcare industry via new regulatory authority. In addition, a Senate bill released earlier this year (S. 1251) would require pre-payment review of all claims for durable medical equipment that are at high risk for fraud and abuse. At this time, we cannot predict whether these or other reforms will ultimately become law, or the impact of such reforms on our business operations and financial performance.

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

Healthcare Reform. Economic, political and regulatory influences are causing fundamental changes in the healthcare industry in the United States. Various healthcare reform proposals are formulated and proposed by the legislative and administrative branches of the federal government on a regular basis. In addition, some of the states in which we operate periodically consider various healthcare reform proposals. Even with the passage of the Reform Package, we anticipate that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future.

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

Key Factors and Trends Impacting our Business in 2011

Although other factors and trends will likely impact us, including some we do not foresee at this time, our performance in 2011 has been impacted and will continue to be impacted by the following key factors and trends:

•

Changes in outsourcing strategy. As a part of our ongoing review of our outsourcing strategy, we determined in 2010 to return certain of the outsourced functions to our personnel and facilities in the United States. Consequently, we have experienced increased administrative costs because we no longer have the full benefit of the favorable offshore labor rates and we have increased our personnel related to these functions at higher than historical levels.

•

Increasing Costs Relating to Sales Personnel. Our selling, distribution and administrative costs increased in 2011 as a result of the full year impact of additional sales personnel added for a portion of 2010.

•

Medicare Competitive Bidding. While we do not expect a significant financial impact of Medicare competitive bidding on our business in 2011 it remains an important trend in our industry and we continue to monitor its potential impact.

•

Collectability of accounts receivable. The collection of accounts receivable remains one of our most significant challenges. We expect that our provision for doubtful accounts for the year ended December 31, 2011 as a percentage of net revenue will be at a rate comparable to that which we experienced for the year ended December 31, 2010.

•

Integration of Praxair. As previously announced, we completed our asset acquisition of Praxair, Inc.’s (NYSE: PX) and Praxair Healthcare Services, Inc.’s (collectively, “Praxair”) United States homecare business on March 4, 2011. We expect this business to contribute approximately $80 million to our revenue in 2011. This estimate and the acquired business’s contribution in future periods will be subject to decreases as a result of the impact of Medicare competitive bidding and other factors.

•

Increasing Audit Activity. We, along with others in the industry, have experienced a very significant increase in audits this year. We believe that such increased audit activity will continue to be the case for the foreseeable future. Such audits are designed to measure industry and provider claim error rates, primarily relating to medical necessity documentation in the treating physician’s records for various DMEPOS items. Such audits are labor-intensive to respond to and are likely to result in refunds to the government. Additionally, commercial insurers have increased their post-payment audit volume in 2011 as well.

Results of Operations

Three Months Ended September 30, 2011 and 2010

Net Revenues. Net revenues in the three months ended September 30, 2011 were $584.9 million, compared to $526.0 million in the three months ended September 30, 2010, an increase of $58.9 million or 11.2%. Revenue for the three months ended September 30, 2011 increased primarily due to an increase in home infusion therapy segment revenue and the previously announced acquisition of Praxair assets. The revenue increase was partially offset by the non-renewal or termination of, or changes to, certain payor contracts among other factors.

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

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the three months ended September 30, 2011 was 59.0%, compared to 60.5% for the three months ended September 30, 2010. The decline in gross profit margin percentage is primarily due to an increase in the revenue of the home infusion therapy segment as a percent of total net revenue, a decrease in the home infusion therapy segment margin percentage due to an increase in specialty revenue as a percent of infusion therapy segment net revenue and a decline in the home respiratory therapy and home medical equipment segment margin percentage. Our home infusion therapy segment has a lower gross profit margin as a percentage of net revenue than the home respiratory and home medical equipment segment. The decline in home respiratory therapy and home medical equipment segment margin percentage was partially due to an increase in respiratory therapist salaries expense.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 2.5% and 2.1% in the three months ended September 30, 2011 and September 30, 2010, respectively. In late 2010, based upon a review of key outsourcing initiatives, we determined that certain outsourced billing and collections functions should instead be performed by us and we are currently transitioning such functions back to our operations in the United States. The increase in the provision for doubtful accounts in the quarter ended September 30, 2011 is the result of unfavorable collections experience occurring in the quarter ended September 30, 2011 primarily due to the transition of our previously outsourced billing and collections process back to Apria personnel and the impact of a major payor using an intermediary.

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

Selling, distribution and administrative expenses were $307.8 million, or 52.6% of total net revenues, for the three months ended September 30, 2011, compared to $271.2 million, or 51.5% of total net revenues, for the three months ended September 30, 2010.

Selling, distribution and administrative expenses increased by $36.7 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase was comprised of a $31.8 million increase in labor and related expenses and a $4.8 million increase in other operating expense.

The increase in labor and related expenses of $31.8 million was primarily due to increases in headcount as a result of the acquisition of Praxair assets, an increase in salaries and related benefits resulting from headcount increases associated with our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel, growth in infusion headcount to support growth in our infusion revenue and growth in our respiratory therapy and home medical equipment sales force.

The increase in other operating expenses of $4.8 million was primarily due to increased operating costs as a result of the acquisition of Praxair assets and an increase in costs related to delivery, partially offset by a decrease in professional fees related to certain corporate initiative projects.

Amortization of Intangible Assets. Amortization of intangible assets was $1.2 million and $1.0 million in the three months ended September 30, 2011 and September 30, 2010, respectively.

Interest Expense. Interest expense increased $0.5 million, or 1.5%, to $33.2 million in the three months ended September 30, 2011 from $32.7 million in the three months ended September 30, 2010.

Interest Income and Other. Interest income and other decreased to $(0.2) million for the three months ended September 30, 2011 from $0.3 million in the three months ended September 30, 2010.

Income Tax Benefit. Our overall effective tax rate is the ratio of our tax expense (benefit) over our pre-tax income (loss) for the reporting period. Our tax expense (benefit) is comprised of two items: (1) the tax computed using an Estimated Annual Effective Tax Rate (“EAETR”) and (2) certain tax charges and benefits which are recognized on a discrete basis in the interim period in which they occur.

Our EAETR is determined by taking into account estimated pre-tax income (loss) and permanent book/tax differences. Our EAETR is applied to year-to-date pre-tax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). Significant differences in our EAETR compared with statutory rates can arise from permanent book/tax differences as a percentage of our estimated pre-tax income (loss).

Our effective tax rate was a benefit of 59.5% for the three months ended September 30, 2011, compared to an expense of 104.4% for the three months ended September 30, 2010. Differences in our effective tax rate compared with federal and state statutory rates stem primarily from the tax rate impact of non-deductible equity compensation and certain discrete items.

During the three months ended September 30, 2011, net tax benefits totaling $3.7 million were recognized, on a discrete basis, which resulted in an increase to our effective tax rate above our EAETR. The $3.7 million primarily relates to the release of tax contingency accruals due to a change in tax rules regarding an uncertain tax position (“UTP”) and the expiration of the statute of limitations for other UTPs.

During the three months ended September 30, 2010, our actual effective tax rate of 104.4% was in line with our EAETR.

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

We have not sustained a cumulative book loss over the three-year period ended September 30, 2011 (after adjusting for the impact of certain non-recurring historical items which are not indicative of our ability to generate future income).

Based on available information, we have concluded that a valuation allowance against federal deferred tax assets was not required at September 30, 2011. We will continue to assess the need for a valuation allowance as information becomes available.

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

(in thousands)	Three Months Ended September 30, 2011	Percentage of Net Revenues	Three Months Ended September 30, 2010	Percentage of Net Revenues
Net revenues:
Home respiratory therapy and home medical equipment	$293,370	50.2%	$270,223	51.4%
Home infusion therapy	291,504	49.8	255,791	48.6

Total net revenues	$584,874	100.0%	$526,014	100.0%

($ in thousands)	Three Months Ended September 30, 2011
	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$(11,415)	(3.9)%	$33,379	11.5%	$21,964

($ in thousands)	Three Months Ended September 30, 2010
	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$3,129	1.2%	$31,611	12.4%	$34,740

We allocate certain expenses that are not directly attributable to a product line based upon segment headcount.

See reconciliation of EBIT to net income included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues increased $23.2 million, or 8.6%, to $293.4 million in the three months ended September 30, 2011 from $270.2 million in the three months ended September 30, 2010. Revenues for the home respiratory therapy and home medical equipment segment decreased to 50.2% of total revenue in the three months ended September 30, 2011 from 51.4% in the three months ended September 30, 2010.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line increased by 8.5% in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in revenue resulted primarily from increases in sleep apnea, oxygen, other respiratory revenue and respiratory drugs revenue. Revenue in this service line was positively impacted by the acquisition of Praxair assets and negatively impacted by the termination of or changes to certain payor contracts. In addition, we experienced an increase in sleep apnea volume.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 9.1% in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was primarily due to an increase in overall volume. The increase in overall volume was partially offset by a decrease in revenue due to the termination of or changes to certain payor contracts.

EBIT for the home respiratory therapy and home medical equipment segment in the three months ended September 30, 2011 was a negative $11.4 million, compared to a positive $3.1 million in the three months ended September 30, 2010. The negative EBIT was 3.9% of segment net revenues in the three months ended September 30, 2011, compared to positive 1.2% of segment net revenues in the three months ended September 30, 2010. The decrease in the EBIT as a percentage of segment net revenues from 1.2% for the three months ended September 30, 2010 to a negative 3.9% in the three months ended September 30, 2011 is primarily due to increases in the provision for doubtful accounts primarily due to the outsourcing of our billing and collections process and in the sales, distribution and administrative costs as a percentage of net revenues in the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $35.7 million, or 14.0% to $291.5 million for the three months ended September 30, 2011 from $255.8 million in the three months ended September 30, 2010. Revenues for the home infusion therapy segment increased to 49.8% of total revenue in the three months ended September 30, 2011 from 48.6% in the three months ended September 30, 2010.

The home infusion therapy segment involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. The growth in home infusion therapy revenue resulted primarily from an increase in the overall volume of specialty drugs, enteral nutrients, and core drugs.

EBIT for the home infusion therapy segment in the three months ended September 30, 2011 was $33.4 million, compared to $31.6 million in the three months ended September 30, 2010. EBIT was 11.5% of segment net revenues in the three months ended September 30, 2011, compared to 12.4% of segment net revenues in the three months ended September 30, 2010. The decrease in EBIT as a percentage of net segment revenues from 12.4% for the three months ended September 30, 2010 to 11.5% for the three months ended September 30, 2011 is primarily due to a decrease in the gross profit as a percentage of segment net revenues due to an increase in specialty revenues as a percent of infusion therapy segment net revenues and an increase in the provision for doubtful accounts as a percentage of segment net revenues in the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

The following table provides a reconciliation from net income to EBIT:

(in thousands)	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net (loss) income			$(4,687)			$(105)
Interest expense, net			33,541			32,369
Income tax (benefit) expense			(6,890)			2,476

EBIT	$(11,415)	$33,379	$21,964	$3,129	$31,611	$34,740

Nine Months Ended September 30, 2011 and 2010

Net Revenues. Net revenues in the nine months ended September 30, 2011 were $1,698.0 million, compared to $1,553.1 million in the nine months ended September 30, 2010, an increase of $144.9 million or 9.3%. Revenue for the nine months ended September 30, 2011 increased primarily due to an increase in home infusion therapy segment revenue and the previously announced acquisition of Praxair assets. The revenue increase was partially offset by the non-renewal or termination of, or changes to, certain payor contracts among other factors.

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

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the nine months ended September 30, 2011 was 59.2%, compared to 60.1% for the nine months ended September 30, 2010. The decline in gross profit margin percentage is primarily due to an increase in the revenue of the home infusion therapy segment as a percent of total net revenue and a decrease in the home infusion therapy segment margin percentage due to an increase in specialty revenue as a percent of infusion therapy segment net revenue. Our home infusion therapy segment has a lower gross profit margin as a percentage of net revenue than the home respiratory and home medical equipment segment.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 3.0% and 2.6% in the nine months ended September 30, 2011 and September 30, 2010, respectively. In late 2010, based upon a review of key outsourcing initiatives, we determined that certain outsourced billing and collections functions should instead be performed by us and we are currently transitioning such functions back to our operations in the United States. The increase in the provision for doubtful accounts in the nine months ended September 30, 2011 is the result of unfavorable collections experience occurring in the nine months ended September 30, 2011 primarily due to the transition of our previously outsourced billing and collections process back to Apria personnel and the impact of a major payor using an intermediary.

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

Selling, distribution and administrative expenses were $907.5 million, or 53.4% of total net revenues, for the nine months ended September 30, 2011, compared to $787.7 million, or 50.7% of total net revenues, for the nine months ended September 30, 2010.

Selling, distribution and administrative expenses increased by $119.8 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase was comprised of a $94.8 million increase in labor and related expenses and a $25.0 million increase in other operating expense.

The increase in labor and related expenses of $94.8 million was primarily due to an increase in salaries and related benefits resulting from headcount increases associated with our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel, increases in headcount as a result of the acquisition of Praxair assets, growth in infusion headcount to support growth in our infusion revenue, growth in our respiratory therapy and home medical equipment sales force and higher management incentive compensation expense as a result of meeting certain targets in 2011 that were not met in 2010.

The increase in other operating expenses was $25.0 million, of which $13.3 million related to the acquisition of Praxair assets. Of the $13.3 million, $6.2 million of costs related primarily to the closing of certain Praxair facilities and professional fees associated with the acquisition. The remaining $11.7 million increase was primarily due to an increase in costs related to delivery.

Amortization of Intangible Assets. Amortization of intangible assets was $3.4 million and $3.8 million in the nine months ended September 30, 2011 and September 30, 2010, respectively.

Interest Expense. Interest expense increased $1.1 million, or 1.1%, to $99.1 million in the nine months ended September 30, 2011 from $98.0 million in the nine months ended September 30, 2010.

Interest Income and Other. Interest income and other decreased to $0.1 million for the nine months ended September 30, 2011, from $0.6 million for the nine months ended September 30, 2010.

Income Tax Benefit. Our overall effective tax rate is the ratio of our tax expense (benefit) over our pre-tax income (loss) for the reporting period. Our tax expense (benefit) is comprised of two items: (1) the tax computed using an Estimated Annual Effective Tax Rate (“EAETR”) and (2) certain tax charges and benefits which are recognized on a discrete basis in the interim period in which they occur.

Our EAETR is determined by taking into account estimated pre-tax income (loss) and permanent book/tax differences. Our EAETR is applied to year-to-date pre-tax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). Significant differences in our EAETR compared with statutory rates can arise from permanent book/tax differences as a percentage of our estimated pre-tax income (loss).

Our effective tax rate was a benefit of 37.4% for the nine months ended September 30, 2011, compared with an expense of 54.7% for the nine months ended September 30, 2010. Differences in our effective tax rate compared with federal and state statutory rates stem primarily from the tax rate impact of non-deductible equity compensation and certain discrete items.

During the nine months ended September 30, 2011, net tax benefits totaling $3.0 million were recognized, on a discrete basis, which resulted in an increase to our effective tax rate above our EAETR. The $3.0 million primarily relates to the release of tax contingency accruals due to a change in tax rules regarding an uncertain tax position (“UTP”) and the expiration of the statute of limitations for other UTPs.

During the nine months ended September 30, 2010, net tax benefits totaling $2.8 million were recognized, on a discrete basis, which resulted in a reduction to our effective tax rate below our EAETR. The $2.8 million primarily relates to the release of tax contingency accruals due to the completion of certain state tax audits.

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

We have not sustained a cumulative book loss over the three-year period ended September 30, 2011 (after adjusting for the impact of certain non-recurring historical items which are not indicative of our ability to generate future income).

Based on available information, we have concluded that a valuation allowance against federal deferred tax assets was not required at September 30, 2011. We will continue to assess the need for a valuation allowance as additional information becomes available.

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

($ in thousands)	Nine Months Ended September 30, 2011	Percentage of Net Revenues	Nine Months Ended September 30, 2010	Percentage of Net Revenues
Net revenues:
Home respiratory therapy and home medical equipment	$862,040	50.8%	$821,666	52.9%
Home infusion therapy	835,925	49.2	731,402	47.1

Total net revenues	$1,697,965	100.0%	$1,553,068	100.0%

($ in thousands)	Nine Months Ended September 30, 2011
	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$(43,627)	(5.1)%	$86,483	10.3%	$42,856

	Nine Months Ended September 30, 2010
($ in thousands)	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$21,687	2.6%	$81,118	11.1%	$102,805

We allocate certain expenses that are not directly attributable to a product line based upon segment headcount.

See reconciliation of EBIT to net income included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues increased $40.3 million, or 4.9%, to $862.0 million in the nine months ended September 30, 2011 from $821.7 million in the nine months ended September 30, 2010. Revenues for the home respiratory therapy and home medical equipment segment decreased to 50.8% of total revenue in the nine months ended September 30, 2011 from 52.9% in the nine months ended September 30, 2010.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line increased by 4.8% in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase in revenue resulted primarily from increases in sleep apnea and oxygen. Revenue in this service line was positively impacted by the acquisition of Praxair assets and negatively impacted by the termination of or changes to certain payor contracts. In addition, we experienced an increase in sleep apnea volume.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 5.4% in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase was primarily due to an increase in overall volume. The increase in overall volume was partially offset by a decrease in revenue due to the termination of, or changes to, certain payor contracts.

EBIT for the home respiratory therapy and home medical equipment segment in the nine months ended September 30, 2011 was a negative $43.6 million, compared to a positive $21.7 million in the nine months ended September 30, 2010. The negative EBIT was 5.1% of segment net revenues in the nine months ended September 30, 2011, compared to positive 2.6% of segment net revenues in the nine months ended September 30, 2010. The decrease in the EBIT as a percentage of segment net revenues from 2.6% for the nine months ended September 30, 2010 to a negative 5.1% in the nine months ended September 30, 2011 is primarily due to increases in the provision for doubtful accounts primarily due to the outsourcing of our billing and collections process and in the sales, distribution and administrative costs as a percentage of net revenues in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $104.5 million, or 14.3% to $835.9 million for the nine months ended September 30, 2011 from $731.4 million in the nine months ended September 30, 2010. Revenues for the home infusion therapy segment increased to 49.2% of total revenue in the nine months ended September 30, 2011 from 47.1% in the nine months ended September 30, 2010.

The home infusion therapy segment involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. The growth in home infusion therapy revenue resulted primarily from an increase in the overall volume of specialty drugs, enteral nutrients, and core drugs.

EBIT for the home infusion therapy segment in the nine months ended September 30, 2011 was $86.5 million, compared to $81.1 million in the nine months ended September 30, 2010. EBIT was 10.3% of segment net revenues in the nine months ended September 30, 2011, compared to 11.1% of segment net revenues in the nine months ended September 30, 2010. The decrease in EBIT as a percentage of net segment revenues from 11.1% for the nine months ended September 30, 2010 to 10.3% for the nine months ended September 30, 2011 is primarily due to a decrease in the gross profit as a percentage of segment net revenues due to an increase in specialty revenues as a percent of infusion therapy segment net revenues and an increase in the provision for doubtful accounts as a percentage of net revenues in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

The following table provides a reconciliation from net income to EBIT:

(in thousands)	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net (loss) income			$(35,148)			$2,458
Interest expense, net			99,028			97,377
Income tax (benefit) expense			(21,024)			2,970

EBIT	$(43,627)	$86,483	$42,856	$21,687	$81,118	$102,805

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

In the nine months ended September 30, 2011, our free cash flow was $(22.3) million. For the nine months ended September 30, 2010 our free cash flow was $9.4 million. See discussion below on changes in the components of free cash flow; net cash provided by operations and purchases of patient service equipment and property, equipment and improvements. Free cash flow is a financial measure which is not calculated in accordance with GAAP. Free cash flow is defined as cash provided by operating activities less purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with GAAP. Further, free cash flow may not be comparable to similarly titled measures used by other companies.

A table reconciling free cash flow to net cash provided by operating activities is presented below:

(in thousands)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Reconciliation — Free Cash Flow:
Net (loss) income	$(35,148)	$2,458
Non-cash items	166,830	165,571
Change in operating assets and liabilities	(39,900)	(73,991)

Net cash provided by operating activities	91,782	94,038
Less: Purchases of patient service equipment and property, equipment and improvements	(114,089)	(84,682)

Free cash flow	$(22,307)	$9,356

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

(in thousands)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net cash provided by operating activities	$91,782	$94,038
Net cash used in investing activities	(137,405)	(62,888)
Net cash used in financing activities	(5,587)	(37,515)

Net decrease in cash and equivalents	(51,210)	(6,365)
Cash and equivalents at beginning of period	109,137	158,163

Cash and equivalents at end of period	$57,927	$151,798

The Nine Months Ended September 30, 2011 Results Compared to the Nine Months Ended September 30, 2010

Net cash provided by operating activities in the nine months ended September 30, 2011 was $91.8 million compared to $94.0 million in the nine months ended September 30, 2010, a decrease of $2.2 million. The decrease in net cash provided by operating activities resulted from a $37.6 million increase in our net loss and a $1.3 million increase in non-cash items in 2011, offset by a $34.1 million decrease in the cash used related to the change in operating assets and liabilities to a $39.9 million use of cash in 2011 from a $74.0 million use of cash in 2010.

The $34.1 million decrease in cash used by the change in operating assets and liabilities consisted primarily of the following:

•

$22.7 million increase in cash provided by accrued payroll to a $18.6 million provision of cash in the nine months ended September 30, 2011 from a $4.2 million use of cash in the nine months ended September 30, 2010. The increase was primarily due to net changes in incentive compensation and payroll timing.

•

$8.9 million increase in cash provided by accounts payable to a $11.0 million provision of cash in the nine months ended September 30, 2011 from a $2.7 million provision of cash in the nine months ended September 30, 2010. The increase was primarily due to the timing of payments.

•

$5.9 million increase in cash provided by accrued expenses to a $33.2 million provision of cash in the nine months ended September 30, 2011 from a $27.4 million provision of cash in the nine months ended September 30, 2010. The increase was primarily due to the timing of payments.

Offset by:

•

$9.2 million increase in cash used by income taxes to an $11.3 million use of cash in the nine months ended September 30, 2011 from a $2.1 million use of cash in the nine months ended September 30, 2010. The increase was primarily due to reductions to our tax contingency accruals during the nine months ended September 30, 2011 which resulted from changes in tax law and the expiration of statutes of limitations.

Net cash used in investing activities in the nine months ended September 30, 2011 was $137.4 million, compared to $62.9 million in the nine months ended September 30, 2010. The primary use of funds in 2011 was $114.1 million to purchase patient service equipment and property equipment and improvements; $84.8 million related to patient service equipment; and $29.3 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. The remaining $23.3 of net cash used in investment activities of million related primarily to the acquisition of Praxair assets in March 2011. The primary use of funds in 2010 was $84.7 million to purchase patient service equipment and property equipment and improvements; $64.5 million related to patient service equipment and $20.2 million related to property equipment and improvements, primarily due to additions to our information systems hardware/software and leasehold improvements on new facilities. Additionally, $31.5 related to short term investments that matured during the period which were offset by purchases of $8.1 during the same period.

Net cash used in financing activities in the nine months ended September 30, 2011 was $5.6 million compared to $37.5 million in the nine months ended September 30, 2010. In 2010, net cash used in financing activities primarily reflected the payment to bring down book cash overdraft reported in accounts payable and debt issuance costs related terminated offerings and registration fees.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $382.0 million as of September 30, 2011 from $339.4 million at December 31, 2010. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the rolling average of total net revenues) were 51 days at September 30, 2011, compared to 49 days at December 31, 2010. The increase in accounts receivable and days sales outstanding is primarily a result of the transition of our previously outsourced billing and collections process back to Apria personnel in the United States, the impact of a major payor using an intermediary and the delay in accounts receivable payments resulting from the acquisition of Praxair assets, which was expected during the transition of Praxair patients.

Accounts aged in excess of 180 days expressed as percentages of total receivables for certain major payor categories, and in total, are as follows:

	September 30, 2011	December 31, 2010
Total	20.3%	19.3%
Medicare	13.8%	13.5%
Medicaid	21.2%	23.2%
Patient self pay	33.2%	31.0%
Managed care/other	20.4%	18.8%

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $66.3 million and $55.2 million at September 30, 2011 and December 31, 2010, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability. The increase in earned but unbilled receivables at September 30, 2011 from December 31, 2010 is primarily due to the patient transition related to our acquisition of the Praxair business and growth in home infusion therapy revenue.

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

Amended and Restated ABL Facility. On August 8, 2011, we entered into a senior secured asset-based revolving credit facility, or ABL Facility, with Bank of America, N.A., as administrative agent and collateral agent and a syndicate of financial institutions and institutional lenders. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital, the investment banking division of Barclays Bank PLC joint bookrunners. The ABL Facility amended and restated our prior senior secured asset-based revolving credit facility dated October 28, 2008, which provided for a revolving credit financing of up to $150.0 million.

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

As of September 30, 2011, there were no outstanding borrowings under the ABL Facility, outstanding letters of credit totaled $21.1 million and additional availability under the ABL Facility, subject to the borrowing base, was $228.9 million. As of September 30, 2011, the available borrowing base did not constrain our ability to borrow the entire $228.9 million of available borrowing capacity under our ABL Facility. At September 30, 2011, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA:

(in thousands)	Three Months Ended September 30, 2011	Twelve Months Ended September 30, 2011
Net loss	$(4,687)	$(55,038)
Interest expense, net (a)	33,541	131,487
Income tax benefit	(6,890)	(31,906)
Depreciation and amortization	37,642	134,628
Non-cash items (b)	5,398	21,154
Costs incurred related to initiatives (c)	9,723	40,742
Other adjustments (d)	1,749	7,461
Projected cost savings and synergies (e)	559	10,117

Adjusted EBITDA	$77,035	$258,645

(a)	Reflects $33.2 million of interest expense, net of $(0.3) million of interest income for the three months ended September 30, 2011. Reflects $132.0 million of interest expense, net of $0.5 million of interest income for the twelve months ended September 30, 2011.
(b)	Non-cash items are comprised of the following:

(in thousands)	Three Months Ended September 30, 2011	Twelve Months Ended September 30, 2011
Profit interest units compensation expense	$695	$3,189
Loss on patient service equipment, disposition of assets and other (i)	4,703	17,965

Total non-cash items	$5,398	$21,154

(i)	Primarily represents non-cash losses related to the title transfer of equipment to Medicare patients at the end of the 13-month maximum rental period under the DRA and other disposals or write-offs of capital equipment. Equipment classified as 13-month rental equipment would include hospital beds, wheelchairs, nebulizers, patient lifts and CPAP devices.
(c)	Costs incurred related to initiatives are comprised of the following:

(in thousands)	Three Months Ended September 30, 2011	Twelve Months Ended September 30, 2011
Costs and expenses related to initiatives (i)	$7,032	$29,924
Acquisition of Praxair assets (ii)	1,857	9,939
Executive severance and retention (iii)	834	910
Other	—	(31)

Total costs incurred related to initiatives	$9,723	$40,742

(i)	Represents salaries and wages, severance, relocation consulting fees and other expenses for the three and twelve months ended September 30, 2011, primarily related to four projects: (1) the offshoring and subsequent onshoring of certain of our billing and collections functions; (2) a new billing and collections system for our home infusion therapy business; (3) sales force and operations optimization; and (4) centralization of our admissions process for our home infusion therapy business.
(ii)	Represents costs related to the March 4, 2011 acquisition of Praxair assets.
(iii)	Represents executive severance and retention expense as a result of the Merger for the three and twelve months ended September 30, 2011.
(d)	Other adjustment items primarily related to the sponsor management fee of $1.7 million and $7.5 million for the three and twelve months ended September 30, 2011.
(e)	Represents projected net cost savings and synergies to be realized in connection with acquisitions and cost saving, restructuring and other similar initiatives, primarily related to procurement savings.

Business Combinations and Asset Purchases. We periodically acquire complementary businesses. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Customer lists, favorable lease arrangements and patient referral sources are being amortized over the period of their expected benefit. During the nine months ended September 30, 2011 and September 30, 2010, the Company purchased certain assets of a business for $23.4 million and $2.6 million, respectively.

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

At September 30, 2011, there were no borrowings under our ABL Facility. The credit agreement governing the ABL Facility provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the credit agreement governing the ABL Facility. At September 30, 2011, any outstanding borrowings under the ABL Facility would have been tied to the Bank of America prime rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term Debt.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2011, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business, the outcomes of which are not determinable at this time. Insurance policies covering such potential possible losses, where such coverages are practicable and cost effective, are maintained. In the opinion of management, any liability that might be incurred upon the resolution of these claims and lawsuits will not, in the aggregate, have a material effect on our financial condition or results of operations.

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

In 2009, CMS released an interim final rule implementing certain MIPPA provisions requiring CMS to conduct the Round 1 Rebid and mandated certain changes for both the Round 1 Rebid and subsequent rounds of the program. Approximately $21 million of our net revenues for the fiscal year ended December 31, 2009 was generated by the products and CBAs included in the Round 1 Rebid. Although we may experience increases in volume as a result of our competitive bidding contracts, we estimate that the initial results of the Round 1 Rebid will reduce our net revenues in the fiscal year ending December 31, 2011 by approximately $8 million, assuming the current contracts and no changes in volume. In August 2011, CMS announced that Round 2 would include the majority of the same product categories, but also include (i) a new product category including standard power wheelchairs and manual wheelchairs, (ii) Negative Pressure Wound Therapy and (iii) Support Surfaces (Group 2 mattresses and overlays) in all Round 2 markets. Assuming the bidding rules for Round 2 are similar to the Round 1 Rebid, we estimate that approximately $144 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding. The bidding process for Round 2 is currently scheduled to commence in late 2011 and the effective date of new Round 2 rates and guidelines is currently scheduled to take effect in July 2013. We anticipate that CMS will publish additional rulemaking which may address other changes that would be included in Round 2. Therefore, we cannot estimate the impact of potential Round 2 rate reductions or our ability to win competitively big contracts on our business until more specific information is published by CMS and its contractors and results of the bidding process are announced. The Reform Package also made changes to the competitive bidding program and gave the Secretary of Health and Human Services the authority to apply competitive bid pricing to non-bid areas after a rulemaking process, but this could take effect by 2016. At this time, we cannot quantify what negative impact, if any, the revised program will have upon our revenue or operations when the program is reinitiated, but such impact would likely be material.

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

There are also ongoing state and federal legislative and regulatory efforts to reduce or otherwise adversely affect Medicaid reimbursement rates for products and services we provide. For a number of years, some states have adopted alternative pricing methodologies for certain drugs, biologicals and home medical equipment reimbursed under the Medicaid program. In a number of states, the changes reduced the level of reimbursement we received for these items without a corresponding offset or increase to compensate for the service costs we incurred. For example, California’s Medicaid program (“Medi-Cal”) adopted a regulation that limits the amounts a provider can bill for certain durable medical equipment and medical supplies. In March 2009, the California Association of Medical Product Suppliers (“CAMPS”) initiated a lawsuit to invalidate this regulation as having been adopted in violation of California’s Administrative Procedure Act. In August 2009, the trial court entered a decision denying CAMPS’ petition. CAMPS appealed the court’s decision but on September 16, 2011, the Court of Appeal upheld the trial court’s decision. CAMPS did not file a further appeal and the validity of the regulation was accordingly upheld. As a result, we may be making refunds and other payments to Medi-Cal and our future revenues from Medi-Cal may be reduced. In addition to this Medi-Cal regulation, we currently are examining other similar Medicaid program rules to confirm whether we have complied with the particular states’ Medicaid reimbursement methodologies. The review could result in our making refunds and other payments to these state Medicaid programs and our future revenues may be reduced. We periodically evaluate the possibility of stopping or reducing our Medicaid business in a number of states with reimbursement policies that make it difficult for us to conduct operations profitably. Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states, which could further strain state budgets and therefore result in additional policy changes or rate reductions. In addition, changes to the federal regulations pertaining to prescription drug pricing may also impact the Medicaid reimbursement available to us. The President’s most recent budget proposal, which was included in debates leading up to the passage of the Budget Control Act of 2011, discussed above, would limit the amount state Medicaid programs pay for DMEPOS services and products to be no higher than Medicare’s rates, including those impacted by the competitive bidding program. We cannot currently predict the adverse impact, if any, that any such changes to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether other states will consider similar or other reimbursement reductions or whether any such changes could have a material adverse effect on our results of operations, cash flow and capital resources.

We cannot estimate the ultimate impact of all legislated and contemplated Medicare and Medicaid reimbursement changes or provide assurance to investors that additional reimbursement reductions will not be made or will not have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity. However, given the unpredictability of the Joint Committee’s debt reduction efforts, the recent significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

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

We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us.

As a result of continuing reductions in payor reimbursement, we, like many other healthcare companies, are making substantial efforts to reduce our costs in providing healthcare services and products. Certain managed care organizations and larger insurers also regularly attempt to seek reductions in the prices at which we provide services to them and their patients, or propose onerous payment rules and other administrative burdens. We have a large number of contractual arrangements with managed care organizations and other parties, which represented approximately 70% and 71% of our total net revenues for the nine months ended September 30, 2011 and 2010, respectively, and we expect that we will continue to enter into more of these contractual arrangements. Also, the Reform Package significantly reduces the government’s payment rates to Medicare Advantage plans. Other provisions impose minimum medical-loss ratios, state and federal premium review procedures and benefit requirements on insurers. These public policy changes have unpredictable effects on the insurance industry on which we rely. There can be no assurance that we will retain or obtain Medicare Advantage or other such managed care contracts or that such plans will not attempt to further reduce the rates they pay to providers. In addition, if we are unable to successfully reduce our costs, we may be unable to continue to provide services directly to patients of certain payors or through these contractual arrangements. This would have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

Changes in public policy, healthcare law, new interpretations of existing laws, or changes in payment methodology may have a material effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

Our Business and Financial Performance May Be Adversely Affected By Our Inability to Effectively Execute and Implement Cost Savings Initiatives.

We launched a substantial multi-year cost reduction plan in late 2007 across a number of identified initiatives presently targeting estimated pre-tax savings of approximately $181 million on an annualized basis, of which we have realized approximately $171 million through September 30, 2011. The programs related to the remaining targeted annual savings of approximately $10 million are primarily from purchasing cost reduction initiatives. Projected costs and savings associated with these initiatives are subject to a variety of risks, including:

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

Beginning in 2009, we outsourced certain billing, collections and other administrative and clerical services to Intelenet and certain information systems functions to Perot Systems Corporation, both of which perform many of these services outside of the United States. Operations in other parts of the world involve certain regional geopolitical risks that are different than operating in the United States, including the possibility of civil unrest, terrorism and substantial regulation by the individual governments. In addition, federal and state regulators have expressed concerns regarding the impact of offshoring on American business in general, including, for example, job loss, security and privacy concerns. During 2010, we experienced negative reactions from federal and state regulators, payors, patients and referral sources as a result of the actual or perceived concerns caused by the outsourcing of portions of our business operations related to certain billing, collections and other administrative and clerical services and we experienced increases in accounts receivable, reserves, write-offs of accounts receivable and loss of revenues. Accordingly, we determined to return certain of these outsourced functions to our personnel in the United States. This transition has resulted in various one-time costs and operational inefficiencies. For example, despite a training program for new personnel, there will likely be a significant delay before our new work force will handle these functions as efficiently as they were handled before the outsourcing. There are no assurances that we will be successful in effectively completing the transition of these functions back to our personnel in the United States. Among other things, risks associated with the transition process may result in our inability to bill for our services, cause further increases in our accounts receivable, impact our ability to collect current or future accounts receivables or cause us to further increase accounts receivable reserves, all of which may have an adverse impact on our results of operations or financial condition.

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

The Budget Control Act of 2011 authorized increases in the United State’s debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Select Committee on Deficit Reduction, a bipartisan committee consisting of twelve Members of Congress instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012—2021. The Joint Committee is not limited in what it may propose to reduce the federal deficit and its proposal will likely include changes to federal healthcare programs, including reductions in provider reimbursement in the Medicare and Medicaid programs. The President, MedPAC, and other parties have made recommendations for the Joint Committee to consider. Such recommendations have included limiting federal spending for what a state Medicaid program spends on certain DMEPOS items, increasing Medicare premiums for certain high-income beneficiaries, and increasing fraud and abuse oversight in the federal healthcare programs. The Joint Committee’s proposal is subject to special, expedited procedures in Congress if issued by November 23, 2011 and passed by both chambers of Congress by December 23, 2011. The failure of Congress and the President to enact legislation reducing the deficit by at least $1.2 trillion over the period of fiscal years 2012 – 2021 by January 15, 2012, will trigger automatic spending reductions in fiscal years 2013 – 2021 through sequestration, which is the required cancellation of budgetary resources. Under sequestration, certain federal programs are protected, including Medicaid. However, payments to Medicare providers and suppliers would be reduced by an amount not to exceed 2%, beginning in 2013. At this time, we cannot predict whether the Joint Committee will recommend spending cuts to federal healthcare programs or whether they will enact any legislation. Any reduction in provider and supplier reimbursement rates under federal healthcare programs could have a material adverse effect on our financial condition and results of operations. Turmoil in the financial markets, including in the capital and credit markets, the ongoing economic slowdown and the uncertainty over its breadth, depth and duration may continue to put pressure on the global economy and could have a negative effect on our business. Further, historical worldwide financial and credit turmoil has reduced the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could extend the economic recession in the United States or worldwide. As widely reported, financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. There can be no assurance that the deterioration in financial markets will not impair our ability to obtain financing in the future, including, but not limited to, our ability to draw on funds under our ABL Facility and our ability to incur additional indebtedness. If conditions in the global economy, U.S. economy or other key vertical or geographic markets remain uncertain or weaken further, we could experience material adverse impacts on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other employees. One of our largest costs is in the payment of salaries and benefits to our approximately 14,200 employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates among certain employee groups. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely be adversely affected. The Reform Package may materially increase our cost of providing health benefits to our employees and their dependents. In addition, union organizing activities have occurred in the past and may occur in the future, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

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

Additionally, the Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. For example, until recently affiliates of the Sponsor controlled Intelenet, an Indian company with which we contracted in 2009 to assist us with the outsourcing of certain revenue management functions. On May 31, 2011, it was announced that an affiliate of the Sponsor, along with other shareholders of Intelenet, agreed to sell Intelenet to Serco Group PLC, an international services company. The transaction closed in July 2011 and Intelenet is no longer a related party. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The holders of the Notes should consider that the interests of the Sponsor and other members of the Investor Group may differ from their interests in material respects.

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

Risks Relating to Our Indebtedness

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us From Fulfilling Our Obligations Under our Indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2011, we had approximately $1,018.2 million of total debt outstanding. Subject to the limits contained in the credit agreement governing our ABL Facility, the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

3.2	Amended and Restated Bylaws of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

31.1*	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2*	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1*	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2*	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

101*	The following materials from Apria Healthcare Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 4, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC.

Date: November 4, 2011	By:	/s/ CHRIS A. KARKENNY
Chris A. Karkenny
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2011	By:	/s/ PETER A. REYNOLDS
Peter A. Reynolds
Chief Accounting Officer and Controller (Principal Accounting Officer)