Form 10-K
period 2011-12-31
APRIA HEALTHCARE GROUP INC
filed 2012-03-30
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if the registrant were subject to such filing requirements.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was zero.

As of March 26, 2012, there were 100 shares of the registrant’s common stock par value $0.01 per share, issued and outstanding.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements. You should understand that various important factors, in addition to those discussed elsewhere in this annual report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements. Examples of such factors include the following:

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

We are a quality, cost-efficient provider of home healthcare products and services in the United States, offering a comprehensive range of home respiratory therapy, home medical equipment, home infusion therapy, including transparental nutrition services, and enteral nutrition services to over two million patients annually in all 50 states through approximately 540 locations. We hold market-leading positions across all of our major service lines—making us a leader in the homecare market. By targeting the managed care segment of the population, we are better positioned than many of our competitors to minimize risks associated with changes in Medicare/Medicaid reimbursement rates. We are focused on being the industry’s highest-quality provider of homecare services, while maintaining our commitment to being a low-cost operator. Our integrated product and service offerings, combined with our national scale and strong reputation, provide us with a strategic advantage in attracting clients, which include almost all of the national and regional managed care and government payors in the United States, and in retaining our referral base of physicians, discharge planners, hospitals and third-party payors. For the years ended December 31, 2011 and 2010 our net revenues were $2.30 billion and $2.08 billion, respectively.

We have two operating segments, (1) home respiratory therapy and home medical equipment and (2) home infusion therapy. Within the two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including transparental nutrition services, and enteral nutrition services. Through these service lines we provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. We provide substantial benefits to both patients and payors by allowing patients to receive necessary care and services in the comfort of their own home while reducing the cost of treatment. Our services include:

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

On March 4, 2011, we completed the asset acquisition of Praxair, Inc.’s (NYSE: PX) and Praxair Healthcare Services, Inc.’s (collectively, “Praxair”) United States homecare business.

Home Respiratory Therapy and Home Medical Equipment ($1,176.6 million and $1,083.2 million, or 51.1% and 52.1%, of our net revenues for the years ended December 31, 2011 and 2010, respectively)

Home Respiratory Therapy

We are the largest provider of home respiratory therapies in the United States to the managed care market serving approximately 1.6 million patients annually through our nationwide distribution platform that includes approximately 440 respiratory/HME locations. We offer a full range of home respiratory therapy products and services, from the simplest nebulizer and oxygen concentrator to the most complex ventilator. Our services offer a compelling relative cost advantage to our patients and payors. For example, in-home oxygen treatment costs for a Medicare patient are on average less than $7 per day. Patients utilize our products to treat a variety of conditions, including:

•	chronic obstructive pulmonary diseases (“COPD”), such as emphysema and chronic bronchitis (the fourth leading cause of death in the U.S.);

•	respiratory conditions associated with nervous system disorders or injuries, such as Lou Gehrig’s disease and quadriplegia;

•	congestive heart failure; and

•	lung cancer.

By focusing our efforts primarily on the managed care population, we limit our exposure to the highly-regulated Medicare respiratory business, which is subject to changes in coverage, payment policies and pricing guidelines. As an example, Medicare oxygen accounted for less than 9% of our total net revenues for each of the years ended December 31, 2011 and 2010.

We employ a nationwide clinical staff of more than 900 respiratory care professionals, including home respiratory therapists who provide direct patient care, monitoring and 24-hour support services under physician-directed treatment plans and in accordance with our proprietary acuity program. We derive revenues from the provision of oxygen systems, ventilators, respiratory assist devices, and Continuous Positive Airway Pressure (“CPAP”) and bi-level devices, as well as from the provision of infant apnea monitors, nebulizers, home-delivered respiratory medications and related services.

We are also the largest provider of sleep apnea devices, including CPAP/bi-level devices, and patient support services in the United States. The incidence and diagnosis of Obstructive Sleep Apnea (“OSA”) continues to increase in the United States. We believe that the strength of our position in this market is partly due to our significant presence in the managed care market, since OSA largely affects adults between the ages of 35 and 55 rather than the population served by Medicare. To manage our significant new and recurring patient volumes in a cost-effective, clinically sound manner, we developed an innovative care model. This branch-based model allows our respiratory care practitioners to educate, on a timely and efficient basis, newly-diagnosed patients about their condition, the equipment and accessories their physician has prescribed for them, and the long-term importance of complying with the physician’s order. In addition, we operate a comprehensive patient compliance model to ensure that Medicare patients in particular adhere to their therapy according to their physician’s prescription. The model includes both one-on-one patient education and teaching performed in group settings, as well as remote monitoring technologies.

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

Home Infusion Therapy ($1,124.8 million and $997.5 million, or 48.9% and 47.9%, of our net revenues for the years ended December 31, 2011 and 2010, respectively)

We are the leading provider of home infusion therapy services in the United States—serving approximately 150,000 patients annually through 75 infusion pharmacy locations nationwide. We provide patients with intravenous and injectable medications and clinical services at home or in one of our 71 ambulatory infusion suites nationwide. We employ nursing clinicians who assess patients before their discharge from the hospital whenever possible, and then develop, in conjunction with the physician, a plan of care. Our home infusion products and services offer a compelling relative cost advantage to our patients and payors. For example, we believe that a home intravenous antibiotic program costs significantly less than the cost to provide that service in a hospital setting.

Home infusion therapy is used to administer drugs and other therapeutic agents directly into the body through various types of catheters or tubing. Our services are frequently used to treat patients with infectious diseases, cancer, gastrointestinal diseases, chronic or acute pain syndromes, immune deficiencies, cardiovascular disease or chronic genetic diseases, and those who require therapies associated with bone marrow or solid organ transplantation. We employ licensed pharmacists and registered nurses who specialize in the delivery of home infusion therapy. They are able to respond to emergencies and questions regarding therapy 24 hours a day, seven days a week and provide initial and ongoing training and education to the patient and caregiver. Other support services include supply replenishment, pump management, preventive maintenance, assistance with insurance questions and outcome reporting. We also provide transparental nutrition (TPN) services for patients and TPN is provided to patients whose gastrointestinal system is unable to absorb nutrients.

We believe we are also a leading provider of enteral nutrition services in the United States. Enteral nutrition, or “tube feeding,” is prescribed to patients whose gastrointestinal system is malfunctioning or who suffer from neurological conditions, swallowing disorders or malnutrition attributable to stroke, cancer or other conditions. We employ licensed dieticians who specialize in the provision of TPN and enteral nutrition service. Some patient’s care moves between TPN and enteral. In recent years, advances in enteral nutrition have enabled more adults and children to have their nutritional and caloric needs met by tube feeding, as opposed to more invasive and expensive therapies.

Recent Developments

Realignment of Management. On March 14, 2012, we announced the realignment of management responsibilities for our operating segments. In connection with these changes, Daniel E. Greenleaf was promoted to Chief Executive Officer of Coram, Inc., the principal operating subsidiary of our Home Infusion Therapy Segment. In connection with this appointment, Mr. Greenleaf no longer serves as the Chief Operating Officer of our Home Respiratory/Home Medical Equipment Segment.

In addition, Daniel J. Starck was named Chief Executive Officer of Apria Healthcare, Inc., the principal operating subsidiary for our Home Respiratory Therapy/Home Medical Equipment Segment. Mr. Starck joins Apria from CorVel Corporation, where he served as Chief Executive Officer since 2007. Norman C. Payson, M.D. will continue to serve as our Executive Chairman and Chief Executive Officer of the parent company, overseeing both operating segments.

On July 11, 2011, we announced the realignment of management responsibility for certain functions, including those related to revenue management and information technology. In connection with these changes, James G. Gallas, who served as our Executive Vice President and Chief Administrative Officer, ceased to oversee revenue management, information technology and certain related functions. Management of those functions was assumed by other members of our senior management team, and Mr. Gallas assumed a special projects role during a transitional period, which concluded on January 20, 2012 in accordance with the terms of his Amended and Restated Executive Severance Agreement dated as of March 10, 2009.

Industry Overview

The home healthcare market, which is estimated to have generated revenues of approximately $66 billion in the United States in 2011, comprises a broad range of products and services—including respiratory therapy, infusion therapy, home medical equipment, home healthcare nursing, orthotics and prosthetics and general medical supplies—and is expected to grow at a compounded annual growth rate of 5.0% from 2011 through 2016 according to October 2011 IBISWorld Industry Report, despite slowing growth in the Medicare sector due to various cost control programs. Our industry is highly-fragmented and no player in the industry accounts for more than 3.0% of industry revenue.

We benefit from the following trends within the home healthcare market:

•

Favorable industry dynamics. Favorable demographic trends and the continued shift to in-home healthcare have resulted in patient volume growth in the United States and are expected to continue to drive growth. The CMS Office of the Actuary projects that the number of Medicare beneficiaries will, on average for the years 2011-2013, grow by 3.2% annually. As the baby boomer population ages and life expectancy increases, the elderly—who comprise the majority of our patients—will represent a higher percentage of the overall population. According to a 2010 U.S. Census Bureau projection, the U.S. population aged 65 and over is expected to grow substantially from 13% of the population in 2010 to 19% of the population by 2030. An aging population, the continued prevalence of smoking, increasing obesity rates and higher diagnosis rates have collectively driven growth in the industry, despite certain per-unit payment reductions.

•

Compelling in-home economics. Between 2010 and 2020, the nation’s healthcare spending is projected to increase to $4.6 trillion, growing at an average annual rate of 5.8%, according to CMS. The rising cost of healthcare has caused many payors to look for ways to contain costs and home healthcare is increasingly sought out as an attractive, cost-effective, clinically appropriate alternative to expensive facility-based care.

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

•

Preference for in-home care. Many patients prefer the convenience and typical cost advantages of home healthcare over institutional care as it provides patients with greater independence, increased responsibility and improved responsiveness to treatment. A September 2011 national telephone survey conducted by Harris Interactive found that over 79% of the respondents believe that the Federal government should strengthen access to home medical equipment and services. A similar 2007 poll found that 74% of adults surveyed agreed that homecare is part of the solution to the problem of rapidly increasing Medicare spending for seniors in the United States.

•

Development of new infused and injectable drugs. There is a significant number of new infusion or injectable drugs and new home therapies in the development pipeline and new indications for existing therapies. We believe this proliferation of medications, many of which are for chronic conditions that require long-term treatment, will drive further increases in home infusion therapy utilization and referrals to our ambulatory infusion suites.

Our Competitive Strengths

Leading Market Positions with a Compelling Value Proposition

With approximately 14,300 employees and a national distribution footprint of approximately 540 locations that serve patients in all 50 states, we are the largest provider of home healthcare services in the United States. We are the market leader in infusion and nutrition therapies and sleep apnea treatments, the leading respiratory provider to the managed care market and the leading provider of home medical equipment. We believe that our national platform, comprehensive product line and leading reputation provide us with a greater opportunity than our competitors to attract more customers as our industry continues to grow. Our national presence and scale enables us to frequently obtain preferred provider status from managed care payors, negotiate better terms with vendors and leverage our fixed overhead costs. For example, we are a preferred provider for a comprehensive list of home respiratory and medical equipment products and services to many managed care organizations and, in some instances, we are the exclusive provider. We believe we are better suited to service large managed care accounts due to our extensive branch network, state of the art logistics systems, respiratory and infusion clinical expertise, national coverage of payors’ members, competitive pricing, comprehensive product line, accreditation from The Joint Commission (the “Commission”), and our ability to connect electronically with payors’ systems. We have leveraged this competitive advantage to gain share in the managed care market.

The significant number of new infusion drugs in the pipeline and an increasing use of specialty infusion treatments will contribute to increased growth in the specialty infusion market over the next few years. We are well-positioned in the specialty infusion services market, and have established relationships with pharmaceutical and biotech companies to obtain early access to drugs in various stages of clinical trials. We believe there are other cross-selling opportunities and synergies to be achieved by offering a diverse mix of services. We also believe that an integrated approach allows us to offer patients, hospital and physician referral sources and managed care organizations a highly-valued single source for respiratory therapy, specialty home infusion and home medical equipment.

Diversified Product and Customer Mix

We have one of the most comprehensive product lines and diversified customer mixes among our peers. Our broad product offering has affirmed our status as a leading provider in each market and has made us a more attractive partner to referral sources and payors.

We contract with a substantial majority of the national managed care organizations—including Aetna Health Management, Anthem, Humana Health Plans, Kaiser Foundation Health Plan and United HealthCare Services, as well as a large number of regional and local payors. All of our contracted managed care organizations combined service over 210 million people.

Our acquisition of Coram, Inc. in December 2007 enabled us to simultaneously expand our product offering in specialty infused drugs and rebalance our payor mix by reducing our reliance on government payors such as Medicare and Medicaid while expanding relationships with managed care organizations. Managed care payors contributed approximately 70% of our net revenues for each of the years ended December 31, 2011 and 2010, with no single payor contract accounting for more than 8% of net revenues during the same periods.

Scalable and Diversified Platform for Home Healthcare Delivery

We currently provide service to more than two million patients through a national infrastructure that enables us to deliver services to patients in their homes. Through approximately 540 locations, we are able to deliver a wide variety of cost-effective products and services to various patient groups. We have successfully leveraged this distribution platform across a number of product and service offerings including CPAP/bi-level, enteral nutrition and NPWT devices, and we are using our nursing capacity to provide infusion services through our growing network of ambulatory infusion suites.

Patients who rely on CPAP and bi-level devices periodically require replacement accessories to ensure that they remain compliant with therapy prescribed by their physician. These accessories include masks, tubing and supplies. Now in operation for over seven years, a centralized customer care center for CPAP and bi-level patients provides support and information to patients so that they know what their payors cover in terms of replacement accessories and understand the health value of remaining compliant to their therapy over the long-term. Accessory net revenues were $168.0 million and $142.0 million and represented 49% and 47% of our total CPAP/bi-level net revenues for the years ended December 31, 2011 and 2010, respectively.

Our NPWT program is another example of our ability to leverage our infrastructure and expertise. Coordination of care is provided using the same service and systems platform as is used for the CPAP/bi-level direct marketing service program. The program has expanded geographically since its inception, primarily based on strong interest from managed care customers who would like to add our NPWT service to existing contracts we have with them.

Experienced Management Team

We have a strong and experienced senior management team with over 190 years of combined experience spanning nearly every segment of the healthcare industry, including managed care, manufacturing, supply chain, procurement, home healthcare, acute care, skilled nursing and long-term care. With an average tenure of 22 years within the healthcare industry, this team possesses in-depth knowledge of our industry and the regulatory environment in which we operate, as well as our portfolio of home healthcare services.

Strategy

Our strategy is to position ourselves in the marketplace as a high-quality provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in the home infusion therapy segment and expanded our platform for further cross-selling opportunities. Our acquisition of Praxair’s homecare business in the United States in March 2011 expanded our geographic footprint and market share in several key markets in the southeastern, south central and western areas of the country. Since January 1, 2010, we have expanded our home respiratory therapy and home medical equipment sales force by 40%, of which 9% relates to the acquisition of Praxair assets. This expansion has allowed us to more efficiently cover each market served by promoting our products and services to physicians, hospital discharge planners and managed care organizations. On an ongoing basis, we continually evaluate the size of our sales force.

•

Continue to participate in the managed care market. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services enables us to sign preferred provider agreements and participating Health Maintenance Organization (“HMO”) agreements with managed care organizations. Managed care represented approximately 70% of our total net revenues for the year ended December 31, 2011.

•

Leverage our national distribution infrastructure. With approximately 540 locations and a robust platform supporting shared national services, we believe that we can efficiently add products, services and patients to our systems to grow our revenues and leverage our cost structure. For example, we have successfully leveraged this distribution platform across a number of product and service offerings, including a CPAP/ bi-level supply replenishment program, enteral nutrition and NPWT services, and we are using our nursing capacity to provide infusion services through our growing network of ambulatory infusion suites. We seek to achieve margin improvements through operational initiatives focused on the continual reduction of costs and delivery of incremental efficiencies. At the same time, we believe that it is essential to consistently deliver superior customer service in order to increase referrals and retain existing patients. Performance improvement initiatives are underway in all aspects of our operations including customer service, patient satisfaction, logistics, supply chain, clinical services and billing/collections. We believe that by being responsive to the needs of our patients and payors we can provide ourselves with opportunities to take market share from our competitors.

•

Continue to lead the industry in accreditation. The Medicare Improvement for Patients Act of 2008 (“MIPPA”) made accreditation mandatory for Medicare providers of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), effective October 1, 2009, per CMS regulation. We were the first durable medical equipment provider to seek and obtain voluntary accreditation from The Joint Commission. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission and the Commission renewed our accreditation for another three years. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 20 years of continuous accreditation by The Joint Commission—longer than any other homecare provider.

Service Lines

We have two operating segments, (1) home respiratory therapy and home medical equipment and (2) home infusion therapy. Within the two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including transparental nutrition services, and enteral nutrition services. Through these service lines we provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. We provide substantial benefits to both patients and payors by allowing patients to receive necessary care and services in the comfort of their own home while reducing the cost of treatment. Our services include:

•	providing in-home clinical respiratory care, infusion nursing and pharmaceutical management services;

•	educating patients and caregivers about health conditions or illnesses and providing written instructions about home safety, self-care and the proper use of equipment;

•	monitoring patients’ individualized treatment plans;

•	reporting patient progress and status to the physician and/or managed care organization;

•	providing in-home delivery, set-up and maintenance of equipment and/or supplies; and

•	processing claims to third-party payors and billing/collecting patient co-pays and deductibles.

The following table sets forth a summary of total net revenues by segment, expressed as percentages of total net revenues:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Home respiratory therapy	44%	45%	48%
Home medical equipment	7	7	8

Total home respiratory and home medical equipment segment	51	52	56
Home infusion therapy segment	49	48	44

Total net revenues	100%	100%	100%

Organization and Operations

Organization. Our approximately 540 locations deliver home healthcare products and services to patients in their homes and to other care sites through our delivery fleet and our qualified delivery professionals and clinical employees. Our home respiratory therapy, home medical equipment and home infusion therapy service lines are organized into geographic divisions that provide management oversight.

Corporate Compliance. As a leader in the home healthcare industry, we have implemented a compliance program to further our commitment to providing quality home healthcare services and products while maintaining high standards of ethical and legal conduct. Our enterprise-wide corporate compliance program applies to all operating divisions and is grounded in existing laws, rules and regulations and guidelines for healthcare organizations issued by the Office of Inspector General (“OIG”). We believe that it is essential to operate our business with integrity and in full compliance with applicable regulations. Our Corporate Compliance Program includes a written Code of Ethical Business Conduct that employees receive as part of their initial orientation process. The program is designed to accomplish the goals described above through employee education, a confidential disclosure program, written policy guidelines, periodic reviews, frequent reinforcement, compliance audits, a formal disciplinary component and other programs. Compliance oversight is provided by the Corporate Compliance Committee, which meets quarterly and consists of senior and mid-level management personnel from various functional disciplines. In addition to updates provided to the Board of Directors during its regular meetings, a written Compliance Program Report is submitted annually to the Board for review and discussion.

Internal Audit. Our internal audit function reports directly to the Audit Committee of the Board of Directors and provides ongoing assessments of our system of disclosure controls and procedures, and internal control over financial reporting. Our internal audit function is responsible for both operational and financial reviews of our operations, for monitoring compliance with policies and procedures, for the identification and development of best practices within the organization. We outsource our internal audit function to a Big Four accounting firm.

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

Payors. We derive substantially all our revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. For the year ended December 31, 2011, approximately 24% of our total net revenues were derived from Medicare and 6% from Medicaid. Generally, each third-party payor has specific requirements which must be met before claim submission will result in payment. During 2011, certain payor-related functions were and a limited number of administrative functions continue to be, administered by Intelenet Global Services Private Limited (“Intelenet”). We have policies and procedures in place to manage the claims submission process, including patient qualification and insurance verification procedures to facilitate complete and accurate documentation. Notwithstanding these measures, violations of these requirements may still occur and could result in the termination of a contract with a payor, the repayment of amounts previously received or other potentially significant liability. When the third party payor is a governmental entity, violations of these requirements could subject us to civil, administrative and criminal enforcement actions. From time to time, we engage in renegotiation, sometimes precipitated by a written or verbal termination notice, with payors with which we are contracted to provide our various products and services. See “Risk Factors—Risks Relating to Our Business—Continued Reductions in Medicare and Medicaid Reimbursement Rates and the Comprehensive Healthcare Reform Law Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition,” “Risk Factors—Risks Relating to Our Business—Non-Compliance With Laws and Regulations Applicable to Our Business and Future Changes in Those Laws and Regulations Could Have a Material Adverse Effect on Us,” “Risk Factors—Risks Relating to Our Business—Our Outsourcing, Offshoring and Onshoring Activities Subject Us to Risks That Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition,” “Risk Factors—Risks Relating to Our Business—Our Payor Contracts are Subject to Renegotiation or Termination Which Could Result in a Decrease in Our Revenue and Profits” and “Certain Relationships and Related Party Transactions—Intelenet Agreement.”

Receivables Management. We operate in an environment with complex requirements governing billing and reimbursement for our products and services. We have ongoing initiatives focused specifically on accounts receivables management such as system enhancements, process refinements and organizational changes.

We are expanding our use of technology in areas such as electronic claims submission and electronic funds transfer with managed care organizations to more efficiently process business transactions. This use of technology can expedite claims processing and reduce the administrative cost associated with this activity for both us and our customers/payors. We now submit approximately 96% of our home respiratory and home medical equipment claims and approximately 78% of our home infusion therapy claims electronically. We are also focusing our resources on developing internal expertise with the unique reimbursement requirements of certain large third-party payors, which may help to reduce subsequent denials and shorten related collection periods. Our policy is to collect co-payments from the patient or applicable secondary payor. In the absence of a secondary payor, we generally require the co-payment at the time the patient is initially established with the product/service. Subsequent months’ co-payments are billed to the patient. We are also seeking to streamline related processes in order to improve the co-payment collection rate. Certain accounts receivable administrative functions continue to be administered by Intelenet, while others have been incorporated into our existing customer care centers. We have established policies and procedures for Intelenet to perform effectively on our behalf. See “Risk Factors—Risks Relating to Our Business—Our Outsourcing, Offshoring and Onshoring Activities Subject Us to Risks That Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition,” “Risk Factors—Risks Relating to Our Business—Our Failure to Maintain Controls and Processes Over Billing and Collections or the Deterioration of the Financial Condition of Our Payors Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition” and “Certain Relationships and Related Party Transactions—Intelenet Agreement.”

Marketing

Through our field sales force, we market our services primarily to physicians, managed care organizations, hospitals, medical groups, home health agencies and case managers. We have developed and put into practice several marketing initiatives, including but not limited to:

Comprehensive, Patient-Centric Clinical and Therapy Management Programs. We offer a number of clinical management programs designed to help physicians and managed care customers better manage patients through the use of homecare and ambulatory infusion suites to achieve substantial healthcare savings through the careful and appropriate oversight and management of medical equipment services and biotherapies. Our COPD Care Management, Sleep Management, RespiratoryAssist™, SatAssist™, Nourish™ and Tube Feeding Programs provide feedback to physicians regarding changes in patients’ clinical status, thus preventing unnecessary hospital or emergency admissions. Our proprietary EyeOn® infusion therapy management programs for Hemophilia and IVIG support hundreds of patients each year. Our extensive experience and clinical expertise have enabled our development of proprietary, proven therapy management programs designed specifically for these high cost and highly complex biotherapies. The EyeOn® program creates cost savings through careful risk assessment, management, and appropriate utilization management techniques.

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

Apria Great Escapes® Travel Program. Our more than 540 location network facilitates travel for patients who require oxygen, alternate site infusion or other products, services and therapies. We coordinate equipment and service needs for thousands of traveling patients annually, which enhances their mobility and quality of life.

Sales

As of December 31, 2011, we employed approximately 1,300 sales professionals whose primary responsibility is to generate new referrals and to maintain existing relationships for all of our service lines. Key customers include physicians and their staffs, hospital-based healthcare professionals and managed care organizations, among others. We provide our sales professionals with the necessary clinical and technical training to represent our major service offerings.

An integral component of our overall sales strategy is to increase volume through managed care referral sources and traditional physician referral channels. Specific growth initiatives designed to increase customer awareness of our clinical and operational programs are in place with the goal of securing a greater share of the market. The ultimate decision makers for healthcare services vary greatly, from closed model managed care organizations to preferred provider networks, which are controlled by more traditional means. Our selling structure and strategies are designed to adapt to changing market factors and will continue to adjust as further changes in the industry occur. Managed care organizations continue to represent a significant portion of our business in several of our primary metropolitan markets. No third-party managed care payor group, however, represented more than 8% of our total net revenues for the year ended December 31, 2011. Among our more significant managed care customers are Aetna Health Management, Anthem, Humana Health Plans, Kaiser Foundation Health Plans and United HealthCare Services. We also offer various fee-for-service arrangements to hospitals or hospital systems whose patients have home healthcare needs. See “Risk Factors—Risks Relating to Our Business—We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In each of our service lines there are a number of national providers and numerous regional and local providers with which we directly compete. Among these national providers are American HomePatient, Inc., Medco/Critical Care Systems, Lincare Holdings, Inc., Walgreen’s Option Care and Rotech Healthcare Inc. Other types of healthcare providers, including individual hospitals and hospital systems, physicians and physician groups, home health agencies, health maintenance organizations, managed services intermediaries and pharmacy benefit managers (PBMs), have entered and may continue to enter the market to compete with our various service lines. Depending on their business strategies and financial position, it is possible that our competitors may have access to significantly greater financial and marketing resources than we do. This may increase pricing pressure and limit our ability to maintain or increase our market share. See “Risk Factors—Risks Relating to Our Business—We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us” and “Risk Factors—Risks Relating to Our Business—We Experience Competition From Numerous Other Home Respiratory Therapy/Home Medical Equipment and Home Infusion Therapy Service Providers, and This Competition Could Adversely Affect Our Revenues and Our Business.”

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

Outsourced Activities

We have an outsourcing strategy with respect to certain billing, collections, administrative and information systems functions and have engaged two business process outsourcing firms, Intelenet and Perot Systems Corporation (now Dell Services), to perform select services.

Intelenet Agreement

In May 2009, we entered into the Master Service Agreement (“Intelenet Agreement”) with Intelenet, an Indian company formerly affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. In July, 2011, an affiliate of the Sponsor, along with other shareholders of Intelenet, sold Intelenet to Serco Group PLC, an international services company. During the year ended December 31, 2011, we paid approximately $22.5 million to Intelenet. We continue to rely on Intelenet to perform certain administrative functions, but other administrative functions included in the original Intelenet Agreement are now incorporated into our internal Company-run customer care centers and branch operations staffed with our personnel.

Perot Systems Agreement

In April 2009, we entered into an Information Technology Services Agreement (the “Perot Agreement”) with Perot Systems Corporation (“Perot Systems”) to outsource certain information technology functions to Perot Systems. Dell Inc. acquired Perot Systems in November 2009 and created a new business unit called Dell Services, which provides the services covered by the Perot Agreement. We expect to pay approximately $243.0 million to Dell Services over the ten-year term of the Perot Agreement. During the year ended December 31, 2011, we paid approximately $26.4 million under the Perot Agreement. In addition to amounts under the ten-year term of the agreement, we expect to pay approximately $15.0 million over the first 60 months of the contract for services rendered primarily in support of the cost savings initiatives described earlier relating to operations and revenue management functions.

Government Regulation

We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Corporate contract services and legal department personnel review and approve written contracts, our policies, procedures and programs subject to these laws. We also maintain various educational and internal audit programs designed to keep our managers updated and informed regarding developments on these topics and to reinforce to employees our policy of strict compliance in this area. Federal and state laws require that we obtain facility and other regulatory licenses and that we enroll as a supplier with federal and state health programs. Under various federal and state laws, we are required to make filings or submit notices in connection with transactions that might be defined as a change of control of the Company or of organizations we acquire. We are aware of these requirements and routinely make such filings with, and seek such approvals from, the applicable regulatory agencies. Notwithstanding these measures, due to changes in and new interpretations of such laws and regulations, and changes in our business, among other factors, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension or non-renewal; severe fines and penalties; the repayment of amounts previously paid to us and even the termination of our ability to provide services, including those provided under certain government programs such as Medicare and Medicaid. See “Risk Factors—Risks Relating to Our Business—Continued Reductions in Medicare and Medicaid Reimbursement Rates and the Comprehensive Healthcare Reform Law Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition“ and “Risk Factors—Risks Relating to Our Business—Our Failure To Maintain Required Licenses Could Impact Our Operations.”

Medicare and Medicaid Revenues. In the years ended December 31, 2011 and 2010, approximately 24% and 6% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively. No other third-party payor represented more than 8% of our total net revenues for the year ended December 31, 2011. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 7% of total net revenues for the year ended December 31, 2011.

Medicare Reimbursement. There are a number of legislative and regulatory initiatives in Congress and at CMS that affect or may affect Medicare reimbursement policies for products and services we provide. Specifically, a number of important legislative changes that affect our business were included in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”); the Deficit Reduction Act of 2005 (“DRA”); MIPPA, which became law in 2008 and the comprehensive healthcare reform law signed in March 2010 (“the Reform Package”). These Acts and their implementing regulations and guidelines contain numerous provisions that are significant to us and continue to have an impact on our operations today.

Budget Control Act of 2011. On August 2, 2011, the Budget Control Act of 2011 was signed into law. The Budget Control Act of 2011 authorized increases in the United State’s debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Select Committee on Deficit Reduction (“Joint Committee”), a bipartisan committee consisting of twelve Members of Congress instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012 – 2021. The Joint Committee was not limited in what it could propose to reduce the federal deficit. If the proposal had been issued by November 23, 2011, it would have been subject to special, expedited procedures in Congress. Because Congress and the President failed to enact legislation reducing the deficit by at least $1.2 trillion over the ten-year period of fiscal years 2012 – 2021 by the January 15, 2012 deadline, automatic spending reductions in fiscal years 2013 – 2021 through sequestration, the required cancellation of budgetary resources, have been triggered. Under sequestration, certain federal programs are protected, including Medicaid. However, payments to Medicare providers and suppliers would be reduced by an amount not to exceed 2% beginning in 2013. Such a reduction would be applicable to both competitively bid and non-competitively bid markets and products. On November 29, 2011, a bill titled To Amend to Exempt the Medicare Program from Fallback Sequestration Under the Budget Control Act of 2011 (H.R. 3519) was introduced in the House of Representatives. The bill would exempt payments to Medicare providers and suppliers from the automatic spending reductions beginning in 2013. The bill is currently pending in the House Committee on the Budget. At this time, we cannot predict whether Congress will pass this bill or other legislation averting or limiting the automatic spending reductions in fiscal years 2013 – 2021 or, if Congress does pass such legislation, whether the President will sign the legislation into law. Any reduction in provider and supplier reimbursement rates under federal healthcare programs could have a material adverse effect on our financial condition and results of operations.

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

The bidding process for Round 1 was controversial and complex, which resulted in deadline extensions. Moreover, CMS was subject to numerous lawsuits seeking a delay of Round 1. Then on July 15, 2008, MIPPA was enacted which, among other provisions, delayed the DMEPOS competitive bidding program by requiring that Round 1 competition commence in 2009, and required a number of program reforms prior to CMS re-launching the program. Changes mandated by MIPPA include requirements for the government to administer the program more transparently, exemption of certain DMEPOS products from the program and a new implementation schedule.

In November 2010, CMS published a final rule containing several provisions related to the competitive bidding program. The rule included a list of 21 additional MSAs to be included in Round 2, as well as provisions relating to the diabetic supply category. Those provisions include a formal definition of “mail order” and “non-mail order” items and a provision for suppliers to provide a minimum level of product choices to patients who require diabetic testing strips (“The 50 Percent Rule”), to which interested bidders must certify. The Round 2 markets are now final.

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

We received contract offers for a substantial majority of the bids we submitted. We did not receive contract offers for certain product categories in certain CBAs, and we filed a formal request for CMS to reconsider certain of those bids. As a result of that reconsideration, CMS awarded us an additional contract. The rates took effect on January 1, 2011 for the Round 1 Rebid markets. CMS reports that the average price reduction for all products in all Round 1 Rebid CBAs was 32%. Based on 2008 data provided to bidders during the Round 1 Rebid process, we estimate that after the DRA and MIPPA reimbursement reductions of 2009 and a change in our business mix since 2007 are accounted for, the estimated annual total net revenues associated with items subject to competitive bidding in the Round 1 Rebid is approximately 1.0% of our annual total net revenues. Approximately $22 million of our net revenues for the fiscal year ended December 31, 2011 was generated by the products and CBAs included in the Round 1 Rebid.

Notwithstanding the changes MIPPA requires, competitive bidding imposes a significant risk to DMEPOS suppliers under the rules governing the program. If a DMEPOS supplier operating in a CBA is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DMEPOS items supplied in that CBA for the time period covered by the competitive bidding program unless the supplier meets certain exceptions or acquires a winning bidder. Because the applicable statutes mandate financial savings from the competitive bidding program, a winning contract supplier will receive lower Medicare payment rates under competitive bidding than the otherwise applicable DMEPOS fee schedule rates. As competitive bidding is phased in across the country under the revised MIPPA and Reform Package implementation schedule, we will experience a reduction in reimbursement, as will most if not all other DMEPOS suppliers in the impacted areas. In addition, there is an increasing risk that the competitive bidding prices will become a benchmark for reimbursement from other payors, as evidenced by the Administration’s fiscal budget proposal which would cap state Medicaid reimbursement levels at competitive bid rates using an as-yet-undetermined methodology. Neither MIPPA nor the Reform Package prevents CMS from adjusting prices for DMEPOS items in non-bid areas; however, before using its authority to adjust prices in non-bid areas, MIPPA requires that CMS issue a regulation that specifies the methodology to be used and consider how prices through competitive bidding compare to costs for those items and services in the non-bid areas.

The Reform Package also includes changes to the Medicare DMEPOS competitive bidding program. Significantly, Round 2 of the competitive bidding program has been expanded from 70 to 91 of the largest MSAs. In August 2011, CMS announced the product categories that will be included in Round 2. Round 2 will include the majority of the same product categories, but CMS will expand the program by (i) combining standard power wheelchairs and manual wheelchairs into a single new product category, (ii) including Negative Pressure Wound Therapy as a category in all markets and (iii) expanding the Support Surfaces (Group 2 mattresses and overlays) category across all Round 2 markets. Assuming few changes to the Round 2 bidding rules and the markets currently being implemented and/or planned by CMS, we estimate that approximately $141 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding.

In November 2011, CMS announced the bidding timeline for Round 2. Bidder registration subsequently began in early December 2011. The bid submission process began on January 30 and will end on March 30, 2012, at which time CMS will begin the bid evaluation process. CMS expects to announce Single Payment Amounts (“SPAs”) and begin the contracting process in the fall of 2012. CMS anticipates making announcements about the contract suppliers in the spring of 2013. The new Round 2 rates and guidelines are currently scheduled to take effect in July of 2013. We cannot estimate the impact of potential Round 2 rate reductions on our revenues until more specific information is published by CMS and its contractors, but it could be material.

The Reform Package also gives the Secretary of Health and Human Services additional authority to apply competitive bid pricing to non-bid areas via a rulemaking process and that could occur by 2016. In addition, efforts to repeal the competitive bidding program altogether or mandate significant program changes continue. In March 2011, the Fairness in Medicare Bidding Act of 2011 (“FIMBA”) was introduced into the U.S. House of Representatives and referred to the House Subcommittee on Health. FIMBA would repeal the program without specifying a reduction in the industry’s current reimbursement levels. Other efforts are underway by independent economists who seek to alter certain critical aspects of the program. Specifically, those efforts are designed to change the way in which CMS conducts the auction process itself, establishes the single payment rates, determines supplier capacity needed and related aspects which, if adopted by CMS in their entirety or in part, would change how Round 2 would be administered. We cannot predict whether these or other efforts to repeal or amend the program will be successful, or their potential impact on us.

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

The DMEPOS items and services that were not in a product category subject to competitive bidding in Round 1 received a 5.0% CPI-U payment update in 2009. For 2010, the CPI-U was -1.4%. However, annual DMEPOS payment updates were not permitted to be negative according to statute. Therefore, the CPI update in 2010 was 0%. The Reform Package makes changes to Medicare DMEPOS fee schedule payments for 2011 and subsequent years. The CPI-U payment update will now be adjusted annually by a new “multi-factor productivity adjustment” measurement which may result in negative DMEPOS payment updates. While CPI-U for 2011 was +1.1%, the “multi-factor productivity adjustment” was -1.2%, so the net result was a 0.1% decrease in DMEPOS fee schedule payments in 2011 for items and services not included in an area subject to competitive bidding. The CPI-U for 2012 is +3.6%, but the “multi-factor productivity adjustment” remains -1.2%, so the net result is a 2.4% increase in DMEPOS fee schedule payments in 2012 for items and services not included in an area subject to competitive bidding.

Capped Rentals, Oxygen Equipment and CPAP Patient Compliance. Under the DRA, beginning with Medicare beneficiaries who received DMEPOS products and services as of January 2006, ownership of certain durable medical equipment categorized by CMS in the “capped rental” category (e.g., hospital beds, wheelchairs, nebulizers, patient lifts and CPAP devices) automatically transfers to the Medicare beneficiary at the end of a maximum rental period. As of January 1, 2006, the maximum rental period for this category became 13 months. DRA regulations published in November 2008 established new payment classes for oxygen equipment, including transfilling and portable equipment, new monthly rental reimbursement rates, and new reimbursement rates for the delivery of oxygen contents.

With respect to oxygen equipment, Medicare reimbursement for oxygen equipment is limited to a maximum of 36 months, after which time the equipment continues to be owned by the home oxygen provider for as long as the patient’s medical need exists and the provider continues to be responsible for his/her care. Limited reimbursement is available to providers from months 37 through 60, depending on the oxygen modality and patient’s needs. For example, the DRA also provides for additional payments for maintenance and service of the item for repair parts and labor not covered by a supplier’s or manufacturer’s warranty. CMS does not reimburse suppliers for oxygen tubing, cannulas and supplies patients may need between the 37th and 60th months of oxygen therapy and requires that the initial supplier of oxygen therapy make arrangements with another supplier if a patient relocates temporarily or permanently outside of the initial supplier’s service area. In addition, CMS did not establish any reimbursement rates for non-routine services patients may require after the 36-month rental period. In fact, implementing regulations impose other repair and replacement obligations on suppliers with respect to equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years. The existing implementing regulations to the DRA and MIPPA provisions limit supplier replacement of oxygen equipment during the rental period, and require suppliers to replace equipment that does not last the useful lifetime of the equipment. After the five year useful life is reached, the patient may request replacement equipment and, if he/she can be requalified for the Medicare benefit, a new maximum 36-month rental period would begin. The supplier may not arbitrarily issue new equipment.

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

In recent years, there have been several legislative and executive branch efforts to further reduce the maximum rental period for oxygen therapy, equipment and related services. Former President Bush’s 2007, 2008 and 2009 healthcare budget proposals sought to reduce the maximum rental period for oxygen equipment from the DRA-mandated 36 months to 13 months, which was recommended by the U.S. Department of Health and Human Services’ (“HHS”) Office of Inspector General (“OIG”) in a limited study of the oxygen benefit published in 2006 entitled “Medicare Home Oxygen: Equipment Cost and Servicing.” Neither President Obama’s 2010, 2011, 2012 or 2013 budget proposals nor the Reform Package included a reduction in the oxygen rental period. However, President Obama’s most recent budget proposal would further reduce the amount state Medicaid programs pay for oxygen therapy and other durable medical equipment services and products by mandating that state Medicaid rates be no higher than Medicare rates, including those impacted by the Medicare DMEPOS competitive bidding program. It is premature to know whether this or future budgets or proposals will contain such a provision or any other provisions based on these or future studies released by one or more government agencies.

Over the course of 2008, CMS and the DME MACs issued coverage determinations for positive airway pressure (“PAP”) devices, including CPAP and bi-level devices. Among other changes, the Medicare DME MAC local coverage determinations (“LCDs”) require additional documentation of clinical benefit of the PAP devices for continued coverage of the device beyond the first three months of therapy. Specifically, for PAP devices with initial dates of service on or after November 1, 2008, documentation of clinical benefit must be demonstrated by: (1) a face-to-face clinical re-evaluation by the treating physician (between the 31st and 90th day) with documentation that symptoms of obstructive sleep apnea are improved; and (2) objective evidence of adherence to use of the PAP device, reviewed by the treating physician. The LCDs define adherence to therapy as the use of the PAP device greater than or equal to four (4) hours per night on 70% of nights during a consecutive 30-day period anytime during the first three months of initial usage. If the clinical benefit requirements are not met, then continued coverage of the PAP device and related accessories are denied by Medicare as not medically necessary. We believe these requirements effectively require suppliers to supply PAP devices that monitor patient compliance and record hours of use, which adds to our expense structure without a corresponding increase in payments from Medicare. We adjusted our operational model, patient care and payment policies to comply with these Medicare requirements. These requirements apply to Medicare Part B fee-for-service patients, not to those patients enrolled in Medicare Advantage or commercial health plans, and Medicare Part B fee-for-service represents a smaller portion of the overall PAP patient market. However, some commercial and Medicare Advantage payors are now implementing the same or similar rules as those adopted by Medicare. Despite our intensive efforts to educate patients about the importance of complying with their physician-prescribed therapy, some of our patients do not meet the threshold for compliance. We continue to educate patients and referral sources concerning the importance of compliance with the patient’s prescribed therapy and the government’s need for documentation pertaining to initial and ongoing medical necessity. However, these and similar LCDs and trends are likely to continue to significantly impact the PAP industry.

Reimbursement for Inhalation and Infusion Therapy Drugs. As a result of the MMA, Medicare Part B reimbursement for most drugs, including inhalation drugs, is based upon the manufacturer-reported average sales price (“ASP”) (subject to adjustment each quarter), plus 6%, plus a separate dispensing fee per patient episode. CMS publishes the ASP plus 6% payment levels in the month that precedes the first day of each quarter, and we have no way of knowing if the quarterly ASPs will increase or decrease since manufacturers report applicable ASP information directly to CMS. Since 2006, dispensing fees have remained at $57.00 for a 30-day supply for a new patient, $33.00 for each 30-day supply thereafter, and $66.00 for each 90-day supply.

The Medicare reimbursement methodology for non-compounded, infused drugs administered through durable medical equipment, such as infusion pumps, was not affected by this MMA change. It remains based upon either 95% of the October 1, 2003 Average Wholesale Price (“AWP”) or, for those drugs whose AWPs were not published in the applicable 2003 compendia, at 95% of the first published AWP. At this time, however, we cannot predict whether the Medicare reimbursement methodology for these drugs will change, as these drugs/therapies could be included in future phases of the DMEPOS competitive bidding program.

In 2007 and 2008, there were other changes to the reimbursement methodology for the inhalation drugs Xopenex and albuterol. Beginning in the third quarter of 2007, CMS began reimbursing providers of Xopenex and albuterol a blended ASP for these two inhalation drugs. In December 2007, the President signed into law the Medicare, Medicaid, and State Children’s Health Insurance Program Extension Act of 2007, which partially reversed the CMS regulatory decision regarding Xopenex and albuterol. Beginning on April 1, 2008, Medicare began to reimburse providers for Xopenex by blending the average sales prices of Xopenex and albuterol, but it no longer reimbursed providers for albuterol at the blended price. Rather, albuterol is reimbursed using an albuterol-only ASP.

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

A limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. The MMA, through the Medicare Part D program, provided expanded coverage for certain home infusion therapy drugs, but excluded coverage for the corresponding supplies and clinical services needed to safely and effectively administer these drugs. We have contracted with a limited number of Medicare Part D prescription drug plans in order to provide continuity of care for certain patients.

Due to ongoing Part D and Part B coverage and payment issues associated with home infusion therapy, the industry is continuing to work with CMS, the Center for Medicare and Medicaid Innovation (“CMMI”) and Congress to rectify the Medicare coverage and payment limitations that restrict Medicare beneficiary and referral source access to quality home infusion therapy services. Bills were introduced in the 110th, 111th and 112th Congresses to consolidate home infusion therapy coverage under Part B. The currently proposed Medicare Home Infusion Therapy Coverage Act would provide for Medicare infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector, including Medicare Advantage plans. Industry representatives continue to present the cost-saving and patient care advantages of home infusion therapy to CMS, members of Congress and the Obama Administration in an effort to, at a minimum, include a formal demonstration project in either CMS’s or the CMMI’s work plan or future legislation. In addition to a June 2010 report issued by the Government Accountability Office (“GAO”), entitled “Home Infusion Therapy: Differences Between Medicare and Private Insurers’ Coverage,” testimony before the Senate Finance Committee in September 2009 acknowledged the current gap in coverage and potential benefits of home infusion therapy to the Medicare program and beneficiaries. At this time, we cannot predict whether legislation will be passed or whether CMS and/or the CMMI will include a demonstration project in a future work plan.

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

CMS also requires that all durable medical equipment providers who bill the Medicare program maintain a surety bond of $50,000 per National Provider Identifier (“NPI”) number which Medicare has approved for billing privileges. We obtained the required surety bonds for all of our applicable locations before the October 2009 deadline and, more recently, for acquired companies. In addition, the NSC prescribes an elevated bond amount of $50,000 per occurrence of an adverse legal action within the 10 years preceding enrollment, reenrollment or revalidation. The rule is designed to ensure that Medicare can recover any erroneous payment amounts or civil money penalties up to $50,000 that result from fraudulent or abusive supplier billing practices.

In October 2008, CMS announced enhancements to its program integrity initiatives designed to identify and prevent waste, fraud and abuse. The initiatives include: (i) conducting more stringent reviews of DMEPOS suppliers’ applications, including background checks of new DMEPOS suppliers’ principals and owners to ensure they have not been suspended by Medicare; (ii) making unannounced site visits to suppliers and home health agencies to ensure they are active, legitimate businesses; (iii) implementing extensive pre- and post-payment claims review; (iv) verifying the relationship between physicians who order a large volume of DMEPOS equipment and the beneficiaries for whom they ordered these services; and (v) identifying and visiting beneficiaries to ensure appropriate receipt of Medicare-reimbursable items and services. We work cooperatively with CMS and its contractors in response to these initiatives but cannot predict whether CMS’s various program integrity efforts will or will not negatively impact our operations.

In February 2011, CMS released a final rule implementing certain provisions of the Reform Package intended to prevent fraud, waste and abuse. This final rule includes new requirements regarding enrollment screening, enrollment application fees, payment suspension, temporary moratoria on enrollment and supplier termination. Significantly, as part of the final rule, CMS classified providers and suppliers as limited, moderate and high risk according to their risk of fraud, waste and abuse. Currently enrolled DMEPOS suppliers are classified in the moderate risk category while newly enrolled DMEPOS suppliers are classified in the high risk category. As such, DMEPOS suppliers will be under greater scrutiny relative to many other healthcare providers and suppliers. In October 2011, Senators Orrin Hatch and Charles Grassley sent a letter to U.S. Secretary of Health and Human Services Kathleen Sebelius, asking for an explanation as to why CMS had yet to impose temporary moratoria on the enrollment of new providers and suppliers where there is a high risk for fraud. Among the requests made in this letter was a request for facts in connection with CMS’s decision not to impose a moratorium on DMEPOS suppliers in South Florida. Additionally, CMS recently announced plans to implement a provider and supplier enrollment screening system in January 2012 that would automate its pre-enrollment risk assessment and screening processes. We work cooperatively with CMS and its contractors in response to these initiatives to prevent fraud, waste and abuse but cannot predict whether CMS’s various program integrity efforts will negatively impact our operations.

In August 2010, CMS released a final rule imposing more stringent standards for DMEPOS suppliers, which introduced several new enrollment standards and expanded some existing standards and participation requirements, all of which DMEPOS suppliers must meet to establish and maintain billing privileges in the Medicare program. These standards became effective in September 2010.

Following the implementation of a three-year demonstration program using Recovery Audit Contractors (“RACs”) to detect and correct improper payments in the Medicare fee-for-service program, the Tax Relief and Health Care Act of 2006 required HHS to establish the RAC initiative as a permanent, nationwide program by January 1, 2010. CMS selected the four RAC contractors for the permanent RAC program, and it is currently underway. Prior to initiating any audits, RACs are required to obtain CMS’s pre-approval of the issue that will be subject to audit, and then post the approved audit issue on their websites. All RACs have now posted CMS-approved audit issues on their websites. The currently posted approved audit issues include those which apply to durable medical equipment suppliers. States have also implemented similar state Medicaid audit programs, often know as Medicaid Integrity Contractors (“MICs”). The Reform Package expands the RAC program to include Medicare Parts C and D in the program. In addition, the Reform Package requires states to establish contracts with RACs to identify underpayments and overpayments and to recoup overpayments made for services provided under state Medicaid programs. Absent an exception, states were required to implement their RAC programs by January 1, 2012. In addition, in March of 2010, President Obama issued a presidential memorandum announcing a government-wide program expanding the use of “payment recapture audits” in order to reclaim improper payments. We cannot at this time quantify any negative impact that the expansion of the RAC program or other similar programs may have on us.

Also in October 2008, CMS announced the establishment of Zone Program Integrity Contractors (“ZPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors (“PSCs”). Industry-wide, ZPIC audit activity increased significantly throughout 2010 and accelerated in 2011; it is expected to continue to increase for the foreseeable future as additional ZPICs become operational across the country. The industry trade associations are advocating for more standardized audit procedures, contractor transparency and consistency surrounding all government audit activity directed toward the DMEPOS industry.

Other Issues

•

Medical Necessity & Other Documentation Requirements. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and government subcontractors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation. This is then translated to individual supplier significant error rates and aggregated into a DMEPOS industry error rate, which is significantly higher than other Medicare provider/supplier types. High error rates lead to further audit activity and regulatory burdens. In fact, DME MACs have continued to conduct extensive pre-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for CPAP claims have ranged from 50% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies as the primary reason for claim denials. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be significantly reduced. We have adjusted certain operational policies to address the current expectations of Medicare and its contractors. We cannot predict the adverse impact, if any, these interpretations of the Medicare documentation requirements or our revised policies might have on our operations, cash flow and capital resources, but such impact could be material.

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

The impact of changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through December 31, 2011. We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the recent significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

Medicaid Reimbursement. State Medicaid programs implement reimbursement policies for the items and services we provide that may or may not be similar to those of the Medicare program. Budget pressures on these state programs often result in pricing and coverage changes and extended payment practices that may have a detrimental impact on our operations and/or financial performance. States sometimes have interposed intermediaries to administer their Medicaid programs, or have adopted alternative pricing methodologies for certain drugs, biologicals, and home medical equipment under their Medicaid programs that reduce the level of reimbursement received by us without a corresponding offset or increase to compensate for the service costs incurred. For example, Medi-Cal adopted a regulation that limits the amounts a provider can bill for certain durable medical equipment and medical supplies. In March 2009, the California Association of Medical Product Suppliers (“CAMPS”) initiated a lawsuit to invalidate this regulation as having been adopted in violation of California’s Administrative Procedure Act. In August 2009, the trial court entered a decision denying CAMPS’ petition. CAMPS appealed the court’s decision but on September 16, 2011, the Court of Appeal upheld the trial court’s decision. CAMPS did not file a further appeal and the validity of the regulation was accordingly upheld. As a result, we expect to make refunds to Medi-Cal, and our future revenues from Medi-Cal may be reduced. We periodically evaluate the possibility of stopping or reducing our Medicaid business in a number of states with reimbursement or administrative policies that make it difficult for us to safely care for patients or conduct operations profitably. Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states which, combined with the current economic environment and state deficits, could further strain state budgets and therefore result in additional policy changes or rate reductions. The President’s most recent budget proposal, would limit the amount state Medicaid programs pay for DMEPOS to be no higher than Medicare payment levels, including those impacted by Medicare competitive bidding. We cannot currently predict the adverse impact, if any, that any such change to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether states will consider similar or other reimbursement reductions, whether or how healthcare reform provisions pertaining to Medicaid will ultimately be implemented or whether any such changes would have a material adverse effect on our results of operations, cash flow and capital resources.

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of a number of components pertaining to the privacy and security of certain protected health information (“PHI”), as well as the standard formatting of certain electronic health transactions. Many states have similar, but not identical, restrictions. Existing and any new laws or regulations have a significant effect on the manner in which we handle healthcare related data and communicate with payors. Among other provisions, the HITECH Act of the American Recovery and Reinvestment Act of 2009 (“ARRA”) includes additional requirements related to the privacy and security of PHI, clarifies and increases penalties of HIPAA and provides State Attorneys General with HIPAA enforcement authority. We have adopted a number of policies and procedures to conform to HIPAA requirements, as modified by the HITECH Act of ARRA, throughout our operations, and we have educated our workforce about these requirements. With such a large workforce that relies on mobile technology for operations, we cannot, however, guarantee that we will not have a HIPAA privacy or data security concern in the future. We face potential administrative, civil and possible criminal sanctions if we do not comply with the existing or new laws and regulations dealing with the privacy and security of PHI. Imposition of any such sanctions could have a material adverse effect on our operations.

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

The increased public focus on waste, fraud and abuse and their related cost to society will likely result in additional Congressional hearings, CMS regulatory changes and/or new laws. The Reform Package also provides for new regulatory authority, additional fines and penalties. More recently, additional legislation has been proposed in the U.S. Senate which would further expand the government’s oversight of the healthcare industry via new regulatory authority. In addition, a Senate bill released in June 2011 (S. 1251) would require pre-payment review of all claims for durable medical equipment that are at high risk for fraud and abuse. At this time, we cannot predict whether these or other reforms will ultimately become law, or the impact of such reforms on our business operations and financial performance.

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

The 2010 mid-term election changed the composition of Congress and affected certain priorities related to healthcare. Congress is debating the potential to repeal or amend the Reform Package altogether. A number of other parties, including some State governments, are challenging the Reform Package, and we cannot predict the outcome of such challenges. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. Also, the government has begun to promulgate the implementing rules and regulations of the Reform Package, including additional requirements related to our business and that of our customers. Until those rules are more clearly understood, and due to uncertainties regarding the ultimate features of additional reform initiatives and their enactment and implementation over the next few years, we cannot predict which, if any, of such reform proposals will be adopted, or when they may be adopted, or that any such reforms will not have a material adverse effect on our results of operations, cash flow, capital resources and liquidity.

Employees

As of December 31, 2011, we had approximately 14,300 employees, of which 12,900 were full-time and 1,400 were part-time and per diem. As of December 31, 2011, none of our employees were represented by a labor union or other labor organization.

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

In 2009, CMS released an interim final rule implementing certain MIPPA provisions requiring CMS to conduct the Round 1 Rebid and mandated certain changes for both the Round 1 Rebid and subsequent rounds of the program. In November 2010, CMS published a final rule containing several provisions related to the competitive bidding program. Approximately $22 million of our net revenues for the fiscal year ended December 31, 2010 was generated by the products and CBAs included in the Round 1 Rebid. Although we have experienced increases in volume in certain markets as a result of our competitive bidding contracts, we estimate that the initial results of the Round 1 Rebid reduced our net revenues in the fiscal year ending December 31, 2011 by approximately $8 million, assuming the current contracts and no changes in volume. In August 2011, CMS announced that Round 2 would include the majority of the same product categories, but also include (i) a new product category including standard power wheelchairs and manual wheelchairs, (ii) Negative Pressure Wound Therapy, (iii) Support Surfaces (Group 2 mattresses and overlays) in all Round 2 markets and (iv) a national mail order competition for diabetic supplies. Assuming the bidding rules for Round 2 are similar to the Round 1 Rebid, we estimate that approximately $141 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to Round 2 competitive bidding. The bidding process for Round 2 commenced in late 2011 with bidder registration and the new Round 2 rates and guidelines are currently scheduled to take effect in July of 2013. We cannot estimate the impact of potential Round 2 rate reductions or our ability to win competitively bid contracts on our business until more specific information is published by CMS and its contractors and results of the Round 2 bidding process are announced. However, we will likely experience significant pricing reductions on any bids we win and loss of revenue for bids we did not win. The Reform Package also made changes to the competitive bidding program and gave the Secretary of Health and Human Services the authority to apply competitive bid pricing to non-bid areas after a rulemaking process, but this could take effect by 2016. At this time, we cannot quantify what negative impact, if any, the revised program will have upon our revenue or operations when the program is reinitiated, but such impact would likely be material.

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

There are also ongoing state and federal legislative and regulatory efforts to reduce or otherwise adversely affect Medicaid reimbursement rates for products and services we provide. For a number of years, some states have adopted alternative pricing methodologies for certain drugs, biologicals and home medical equipment reimbursed under the Medicaid program. In a number of states, the changes reduced the level of reimbursement we received for these items without a corresponding offset or increase to compensate for the service costs we incurred. For example, California’s Medicaid program (“Medi-Cal”) adopted a regulation that limits the amounts a provider can bill for certain durable medical equipment and medical supplies. In March 2009, the California Association of Medical Product Suppliers (“CAMPS”) initiated a lawsuit to invalidate this regulation as having been adopted in violation of California’s Administrative Procedure Act. In August 2009, the trial court entered a decision denying CAMPS’ petition. CAMPS appealed the court’s decision but on September 16, 2011, the Court of Appeal upheld the trial court’s decision. CAMPS did not file a further appeal and the validity of the regulation was accordingly upheld. As a result, we expect to make refunds to Medi-Cal and our future revenues from Medi-Cal may be reduced. In addition to this Medi-Cal regulation, we currently are examining other similar Medicaid program rules to confirm whether we have complied with the particular states’ Medicaid reimbursement methodologies. The review could result in our making refunds and other payments to these state Medicaid programs and our future revenues may be reduced. We periodically evaluate the possibility of stopping or reducing our Medicaid business in a number of states with reimbursement policies that make it difficult for us to conduct operations profitably. Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states, which could further strain state budgets and therefore result in additional policy changes or rate reductions. In addition, changes to the federal regulations pertaining to prescription drug pricing may also impact the Medicaid reimbursement available to us. The President’s most recent budget proposal would limit the amount state Medicaid programs pay for DMEPOS services and products to be no higher than Medicare’s rates, including those impacted by the competitive bidding program. We cannot currently predict the adverse impact, if any, that any such changes to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether other states will consider similar or other reimbursement reductions or whether any such changes could have a material adverse effect on our results of operations, cash flow and capital resources.

We cannot estimate the ultimate impact of all legislated and contemplated Medicare and Medicaid reimbursement changes or provide assurance to investors that additional reimbursement reductions will not be made or will not have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity. However, given the recent significant increases in industry audit volume, auditors’ interpretation and enforcement of documentation requirements and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

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

The Reform Package makes a number of changes to how certain of our products will be reimbursed by Medicare. As discussed above, the Reform Package made changes to the Medicare durable medical equipment CPI adjustment for 2011 and each subsequent year based upon the CPI-U reduced by a new multi-factor productivity adjustment which may result in negative updates. The law also includes changes to the Medicare DMEPOS competitive bidding program.

In an effort to further strengthen the integrity of the Medicare program, the Reform Package includes additional requirements concerning physician enrollment and certain mandatory face-to-face patient/physician visits in conjunction with the ordering of durable medical equipment. These provisions have been and will continue to be the subject of rulemaking and are a high priority for the American Association for Homecare and other industry representative organizations. We expect the Administration to continue to enhance its oversight efforts and we strive to incorporate any necessary changes into its overall policies, procedures, corporate compliance and internal audit programs on a regular basis.

The effective dates of the various provisions within the Reform Package are staggered over several years. Much of the interpretation of what the Reform Package requires will be subject to administrative rulemaking, the development of agency guidance and court interpretations. We cannot currently predict the full impact of the Reform Package on our operations, cash flow and capital resources, but such impact could be material. In addition, other legislative and regulatory changes could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Also, the number of the uninsured in the United States has had an impact on certain healthcare services and products that may be more discretionary in nature. This has resulted in a slowing down of certain growth rates due to the patients’ more limited ability to pay the associated out-of-pocket fees. This could continue as the number of uninsured persons remains high.

We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us.

As a result of continuing reductions in payor reimbursement, we, like many other healthcare companies, are making substantial efforts to reduce our costs in providing healthcare services and products. Many managed care organizations and insurers also regularly attempt to seek reductions in the prices at which we provide services to them and their patients. Some managed care organizations and insurers also propose to limit coverage for our products and services and implement onerous payment rules, policies, administrative burdens, audits and other requirements that adversely impact our reimbursement and increase our costs of providing services and products. In addition to this increasing pressure to reduce costs, the use by managed care payors of benefit managers and other intermediaries is also increasing and may adversely impact us, including for example by imposing of burdensome reimbursement policies we must comply with and adverse changes in our participation status with managed care organizations and insurers. We have a large number of contractual arrangements with managed care organizations and other parties, which represented approximately 70% of our total net revenues for each of the years ended December 31, 2011 and 2010, and we expect that we will continue to enter into more of these contractual arrangements. Many of these contracts allow, usually after due notice, for payors to alter their payment policies (or newly enforced policies that were previously enacted). We could be materially adversely affected by adverse payment policy practices. Also, the Reform Package significantly reduces the government’s payment rates to Medicare Advantage plans. Other provisions impose minimum medical-loss ratios, state and federal premium review procedures and benefit requirements on insurers. These public policy changes have unpredictable effects on the insurance industry on which we rely. There can be no assurance that we will retain or obtain Medicare Advantage or other such managed care contracts or that such plans will not attempt to further reduce the rates they pay to providers. In addition, if we are unable to successfully reduce our costs, we may be unable to continue to provide services directly to patients of certain payors or through these contractual arrangements. This would have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and payment, substantiation and record-keeping requirements. Examples of such documentation requirements are contained in the DME MAC supplier manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. Some DME MACs and other government auditors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain such documentation from other healthcare providers. Also, auditors’ interpretations of these policies are inconsistent and subject to individual interpretations leading to high supplier and industry error rates. In fact, DME MACs have continued to conduct significant pre-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for CPAP claims have ranged from 50% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies as the primary reason for claim denials. In addition, certain states have established unique documentation requirements concerning direct patient care activities provided by DME suppliers’ staff. In the absence of such documentation, the state may request a refund or impose sanctions such as fines. If these or other challenging positions continue to be adopted by auditors, DME MACs, states, CMS or its contractors in administering the Medicare program, we have the right to contest these positions as being contrary to law. Such appeal processes may be protracted and costly, even when the initial determinations are overturned. If these interpretations of the documentation requirements are ultimately upheld, it could result in our making significant refunds and other payments to Medicare and/or Medicaid and our future revenues from Medicare and/or Medicaid would likely be reduced. We cannot currently predict the adverse impact, if any, that these new, more onerous interpretations of the Medicare and/or Medicaid documentation requirements, or revised internal operational policies to address them, might have on our relationships with referral sources, operations, cash flow and capital resources, but such impact could be material.

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

The Reform Package also includes certain fraud and abuse prevention measures and expands regulatory authorities concerning the types of conduct that can result in additional fines and penalties for those healthcare providers who do not comply with applicable laws and regulations. The federal government also announced that it will apply real-time monitoring technologies to the Medicare claim management process, similar to technologies used in other industries. Although we cannot quantify at this time what, if any, impact such processes might have on our relationships with referral sources, operations, cash flow and capital resources, such impact could be material.

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

Current law, including the recent Reform Package and an executive order signed by the President, provides for a significant expansion of the government’s auditing and oversight of suppliers who care for patients covered by various government healthcare programs. Examples of this expansion include audit programs being implemented by the DME MACs, the Zone Program Integrity Contractors (“ZPICs”), the Recovery Audit Contractors (“RACs”) and the Comprehensive Error Rate Testing contractors (“CERTs”) operating under the direction of CMS. We work cooperatively with these auditors and have long maintained a process for centrally tracking and managing our responses to their audit requests. However, unlike other government programs that are subject to a formal rulemaking process, there are only limited publicly-available guidelines and methodologies for determining errors or for providing clear and timely communications to DMEPOS suppliers in connection with these new types of audits. As a result, there is significant lack of clarity regarding the authority of the auditors, their expectations for document production requested during audits and the methodology for determining errors and calculating error rates.

Along with other healthcare providers and suppliers, we have recently been subject to a significant increase in the number of audits conducted under these new programs. Many of these audits have ascribed error rates to our audited locations that are significantly higher than we, and others in the industry, have experienced in the past. In some cases, these high error rates appear to be based on the auditors’ incomplete or erroneous review of our submitted documentation, our inability to retrieve physician or hospital documentation from their records, the auditors’ enforcement of requirements for documentation for patients begun on service during a time period when lesser levels of documentation were accepted practice, or unclear scoring methodologies used by the auditors, among other factors. In other instances, high error rates have resulted from the auditors’ use of more stringent interpretations of the types of medical necessity documentation required for CMS to pay for the services we provide. We have appealed the results of certain of these audits and made changes to our operating policies and procedures, but cannot predict the ultimate impact that the government’s expanded and more stringent auditing, or our policies, may have on our business, financial conditions or results of operations.

We have been informed by these auditors that other healthcare providers and all suppliers of certain DMEPOS product categories are expected to experience further increased scrutiny from these audit programs. When a government auditor ascribes a high error rate to one or more of our locations, it generally results in protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from referral sources than has historically been required. It may also result in additional audit activity in other locations of ours in that state or DME MAC jurisdiction. Our error rate, aggregated with other DMEPOS suppliers in the industry, is then reported to Medicare contractors and Congress. According to the CERT contractors utilizing the more stringent interpretations of the medical necessity documentation requirements, the DMEPOS industry error rate in 2009 was 51.9% and was over 70% in 2010. Further, DME MACs have continued to conduct extensive pre-payment reviews across the DME industry and, for example, have found that error rates for CPAP claims have ranged from 50% to 80%. We cannot currently predict the adverse impact, if any, that these new audits, methodologies and interpretations might have on our operations, cash flow and capital resources, but such adverse impact could be material.

See “Risks Relating to Our Business—Non-Compliance with Laws and Regulations Applicable to Our Business and Future Changes in or Interpretations of These Laws and Regulations Could Have a Material Adverse Effect on Us” for additional information.

Our Business and Financial Performance May Be Adversely Affected By Our Inability to Effectively Execute and Implement Cost Savings Initiatives.

We launched a substantial multi-year cost reduction plan in late 2007 across a number of identified initiatives realizing approximately $179 million in annualized pre-tax savings through December 31, 2011. Because of the ongoing reimbursement pressures on our industry, we plan to implement additional changes in our operating model to further reduce our costs. Projected cost savings associated with our future initiatives are subject to a variety of risks, including:

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

While we expect to continue to implement and develop cost savings initiatives, there can be no assurance that we will be able to do so successfully or that we will realize all of the projected benefits. If we are unable to realize the anticipated cost savings from our initiatives, our business may be adversely affected. Moreover, our implementation of cost savings initiatives may have a material adverse effect on our business, results of operations and financial condition, including but not limited to the loss of revenue, increases in accounts receivable and reserves and/or write off of accounts receivable. Also, in response to changing business conditions from time to time we may discontinue or significantly adjust our cost savings initiatives which could affect our ability to achieve future cost savings.

Our Failure to Successfully Design, Modify and Implement Computer and Other Process Changes to Maximize Productivity and Ensure Compliance Could Ultimately Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

We have identified a number of areas throughout our operations where we intend to modify the current processes or systems in order to attain a higher level of productivity or ensure compliance. The ultimate cost savings expected from the successful design and implementation of such initiatives will be necessary to help offset the impact of Medicare and Medicaid reimbursement reductions and continued downward pressure on pricing. Additionally, Medicare and Medicaid often change their documentation requirements. The standards and rules for health care transactions, code sets and unique identifiers also continue to evolve, such as ICD 10 and HIPAA 5010. Moreover, government programs and/or commercial payors may have difficulties administering new standards and rules for health care transactions and this may adversely affect timelines of payment or payment error rates. The DMEPOS competitive bidding program also imposes new reporting requirements on contracted providers. From time to time, our outsourced contractor for certain information systems functions, Perot Systems Corporation (now Dell Services), makes operational, leadership or other changes that could impact our plans and cost-savings goals. Our failure to successfully design and implement system or process modifications could have a significant impact on our operations and financial condition. The implementation of many of the new standards and rules will require us to make substantial investments. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations.

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

Beginning in 2009, we outsourced certain billing, collections and other administrative and clerical services to Intelenet and certain information systems functions to Perot Systems Corporation (now Dell Services), both of which perform many of these services outside of the United States. Operations in other parts of the world involve certain regional geopolitical risks that are different than operating in the United States, including the possibility of civil unrest, terrorism and substantial regulation by the individual governments. In addition, federal and state regulators have expressed concerns regarding the impact of offshoring on American business in general, including, for example, job loss, security and privacy concerns. During 2010, we experienced negative reactions from federal and state regulators, payors, patients and referral sources as a result of the actual or perceived concerns caused by the outsourcing of portions of our business operations related to certain billing, collections and other administrative and clerical services and we experienced increases in accounts receivable, reserves, write-offs of accounts receivable and loss of revenues. Accordingly, we determined to return certain of these outsourced functions to our personnel in the United States. This transition has resulted in various one-time costs and operational inefficiencies. For example, despite a training program for new personnel, there will likely be a further delay before our new work force will handle these functions as efficiently as they were handled before the outsourcing. There are no assurances that we will be successful in effectively completing the transition of these functions back to our personnel in the United States. In addition, we are outsourcing our collection of past due receivables from patients to a newly selected collection agency which may or may not improve collections. Among other things, risks associated with the onshoring transition process and our new patient pay collections outsourcing may result in our inability to bill for our services, cause further increases in our accounts receivable, impact our ability to collect current or future accounts receivables or cause us to further increase accounts receivable reserves, all of which may have an adverse impact on our results of operations or financial condition.

Our Failure to Maintain Required Licenses Could Impact Our Operations.

We are required to maintain a significant number of state and/or federal licenses for our operations and facilities. Certain employees—primarily those with clinical expertise in pharmacy, nursing, respiratory therapy and nutrition—are required to maintain licenses in the states in which they practice. We manage the facility licensing function centrally. In addition, individual clinical employees are responsible for obtaining, maintaining and renewing their professional licenses and we also have processes in place designed to notify branch or pharmacy managers of renewal dates for the clinical employees under their supervision. State and federal licensing requirements are complex and often open to subjective interpretation by various regulatory agencies. Accurate licensure is also a critical threshold issue for the Medicare competitive bidding program. From time to time, we may also become subject to new or different licensing requirements due to legislative or regulatory requirements developments or changes in our business, and such developments may cause us to make further changes in our business, the results of which may be material. Although we believe we have appropriate systems in place to monitor licensure, violations of licensing requirements may occur and our failure to acquire or maintain appropriate licensure for our operations, facilities and clinicians could result in interruptions in our operations, refunds to state and/or federal payors, sanctions or fines or the inability to serve Medicare beneficiaries in competitive bidding markets which could have an adverse material impact on our business, financial condition, results of operation, cash flow, capital resources and liquidity.

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

The Budget Control Act of 2011 authorized increases in the United State’s debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Committee, a bipartisan committee consisting of twelve Members of Congress instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012—2021. The Joint Committee was not limited in what it could propose to reduce the federal deficit. If the proposal had been issued by November 23, 2011, it would have been subject to special, expedited procedures in Congress. Because Congress and the President failed to enact legislation reducing the deficit by at least $1.2 trillion over the ten-year period of fiscal years 2012 – 2021 by the January 15, 2012 deadline, automatic spending reductions in fiscal years 2013 – 2021 through sequestration, the required cancellation of budgetary resources, have been triggered. Under sequestration, certain federal programs are protected, including Medicaid. However, payments to Medicare providers and suppliers would be reduced by an amount not to exceed 2%, beginning in 2013. On November 29, 2011, a bill titled To Amend to Exempt the Medicare Program from Fallback Sequestration Under the Budget Control Act of 2011 (H.R. 3519) was introduced in the House of Representatives. The bill would exempt payments to Medicare providers and suppliers from the automatic spending reductions beginning in 2013. The bill is currently pending in the House Committee on the Budget. At this time, we cannot predict whether Congress will pass this bill or other legislation averting or limiting the automatic spending reductions in fiscal years 2013 – 2021 or, if Congress does pass such legislation, whether the President will sign the legislation into law. Any reduction in provider and supplier reimbursement rates under federal healthcare programs could have a material adverse effect on our financial condition and results of operations.

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

•	availability of financing to the extent needed to fund acquisitions;

•	customer loss and other general business disruption;

•	managing the integration process while completing other independent acquisitions or dispositions;

•	diversion of management’s attention from day-to-day operations;

•	assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated;

•	failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements;

•	potentially substantial costs and expenses associated with acquisitions and dispositions;

•	failure to retain and motivate key employees;

•	coordinating research and development activities to enhance the introduction of new products and services;

•	difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business;

•	obtaining necessary regulatory licenses and payor-specific approvals, which may impact the timing of when we are able to bill and collect for services rendered;

•	our ability to transition patients in a timely manner may impact our ability to collect amounts for services rendered;

•	our estimates for revenue accruals during the integration of acquisitions may require adjustments in future periods as the transition of patient information is finalized; and

•	delays in obtaining new government and commercial payor identification numbers for acquired branches, resulting in a slow down and /or loss of associated revenue.

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

We Experience Competition From Numerous Other Home Respiratory/Home Medical Equipment and Home Infusion Therapy Service Providers, and Other Providers, and This Competition Could Adversely Affect Our Revenues and Our Business.

The home respiratory/home medical equipment and home infusion therapy markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. We believe that the primary competitive factors are quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of our competitors may now or in the future have greater financial or marketing resources than we do. In addition, in certain markets, competitors may have more effective sales and marketing activities. Our largest national home respiratory/home medical equipment provider competitors are American HomePatient, Inc., Lincare Holdings, Inc. and Rotech Healthcare Inc. Our largest competitors in the home infusion therapy service market are Walgreens Home Care, Medco, Express Scripts and Bioscript. The rest of the homecare market in the United States consists of several medium-size competitors, as well as numerous small (under $3.5 million in annual revenues) local operations. There are relatively few barriers to entry in local home healthcare markets. Hospitals and health systems are routinely looking to provide coverage and better control of post acute health care services, including homecare services of the types we provide. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value based purchasing and other payment systems. For example, the Reform Package introduced various new payment and delivery system models, including Accountable Care Organizations (ACOs). ACOs can share in savings, assuming certain quality metrics are met or exceeded. The shared savings feature in ACOs cause them to reduce the amount of services they refer to us. ACOs may be formed by a variety of providers and/or suppliers, including hospitals and health systems, as well as home respiratory, home medical equipment and home infusion therapy service providers. Although participation in an ACO is voluntary, participation by our competitors in an ACO in certain markets may force us to participate as well or face a loss of business from ACO participants who are unwilling to refer to non-ACO participants. Even when we do participate, we may lose business if we do not meet the quality metrics that ACOs must earn to share in any savings they achieve. Moreover, commensurate with the formation of an ACO physicians and/or hospitals may decide to provide home healthcare services through a new developed capacity owned and/or controlled by themselves. Similar programs may be adopted by other governmental, state and commercial payors, and we cannot predict the impact, if any, of such new models on our business. In addition, some managed care payors are developing their own pharmacy benefit managers (PBMs) or are expanding their contractual relationships with PBMs, and those PBMs then expand their scope of services into new areas such as specialty infusion and compete with us. We cannot assure you that these and other industry changes and the competitive nature of the homecare environment will not adversely affect our revenues and our business.

Our Business Operations are Labor Intensive. Difficulty Hiring Enough Additional Management and Other Employees, Increasing Costs of Compensation or Employee Benefits, and the Potential Impact of Unionization and Organizing Activities Could Have an Adverse Effect on Our Costs and Results of Operations.

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other employees. One of our largest costs is in the payment of salaries and benefits to our approximately 14,300 employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates among certain employee groups. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely be adversely affected. The Reform Package may materially increase our cost of providing health benefits to our employees and their dependents. In addition, union organizing activities have occurred in the past and may occur in the future, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

We are Highly Dependent Upon Senior Management; Our Failure to Attract and Retain Key Members of Senior Management Could Have a Material Adverse Effect on Us.

We are highly dependent on the performance and continued efforts of our senior management team. Our future success is dependent on our ability to continue to attract and retain qualified executive officers and senior management. Any inability to manage our operations effectively could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity. We have recently reorganized our operating and associated management structure as described under Business — Recent Developments. We cannot predict what effect his will have on our ability to retain management.

Our Reliance on Relatively Few Suppliers for the Majority of Our Patient Service Equipment, Pharmaceuticals and Supplies and New Excise Taxes Which Are To Be Imposed on Certain Manufacturers of Such Items Could Adversely Affect Our Ability to Operate.

We currently rely on a relatively small number of suppliers to provide us with the majority of our patient service equipment, pharmaceuticals and supplies. Many pharmaceuticals we procure have supply limitations and are subject to supply disruptions. Our inability to procure certain pharmaceuticals including maintaining and renewing certain agreements and access arrangements could have a materially adverse effect on our results of operations. We often use pharmaceuticals and other suppliers selectively for quality and cost reasons. If we select against a certain pharmaceutical manufacturer or supplier we may still be dependent on them for some products. However we face a risk that they would terminate or raise prices where we are dependent on them. Significant price increases, or disruptions in the ability to obtain such equipment, pharmaceuticals and supplies from existing suppliers, may force us to use alternative suppliers. Additionally, the Reform Package calls for significant new excise taxes to be imposed on manufacturers of certain medical equipment and pharmaceuticals—taxes which they could attempt to pass on to customers such as us. Such manufacturers may be forced to make other changes to their products or manufacturing processes that are unacceptable to us, resulting in our desire to change suppliers. Any change in suppliers we use could cause delays in the delivery of such products and possible losses in revenue, which could adversely affect our results of operations. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If we cannot obtain the patient service equipment, pharmaceuticals and supplies we currently use, or alternatives at similar or favorable prices, our ability to provide such products may be severely impacted, which could have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

We May Be Required to Take Significant Write Downs in Connection with Impairment of our Goodwill, Intangible or Other Long-lived Assets.

Goodwill, intangible and other long-lived assets comprise a significant portion of our total assets. Intangible assets include trade names, capitated relationships, payor relationships, leasehold interest, customer lists and accreditations with commissions. An impairment review of goodwill and indefinite-lived intangible assets is conducted at least once a year in connection with the annual audit and if events or changes in circumstances indicate that their carrying value may not be recoverable. Intangible assets with a finite life and other long-lived assets are tested for recoverability whenever changes in circumstances indicate that their carrying value may not be fully recoverable.

In connection with the annual impairment test for fiscal 2011, we recorded the following non-cash impairment charges of $657.9 million, of which $654.3 million relates to our home respiratory therapy/home medical equipment reporting unit:

(i)	Goodwill impairment of $509.9 million;

(ii)	Trade name impairment of $60.0 ($56.4 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $3.6 million of which relates to the home infusion therapy reporting unit);

(iii)	Capitated relationships intangible asset impairment of $30.4 million;

(iv)	Patient service equipment impairment of $45.5 million; and

(v)	Property, equipment and improvements impairment of $12.1 million.

Depending on the future business performance of our reporting units and other events, we may be required to recognize increased levels of future intangible amortization, or incur further charges to recognize the impairment of our assets. Such charges may be significant.

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

Additionally, the Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. For example, until recently affiliates of the Sponsor controlled Intelenet, an Indian company with which we contracted in 2009 to assist us with the outsourcing of certain revenue management functions. In July 2011, an affiliate of the Sponsor, along with other shareholders of Intelenet, sold Intelenet to Serco Group PLC, an international services company. The affiliate of the Sponsor may receive additional payments based on Intelenet’s performance through 2013. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The holders of the Notes should consider that the interests of the Sponsor and other members of the Investor Group may differ from their interests in material respects.

It is Becoming more Difficult to Retain Certain Hospital-Based Referral Revenue.

For over a decade, we implemented a contractual business model with a number of hospitals which facilitates continuity of care and quality for patients who are being discharged from those hospitals to the homecare setting. We discontinued most of these arrangements in 2009. In these cases, we attempt to continue working closely with the hospitals to accept discharges for their patients who require our services. However, the dissolution of a contractual relationship may result in the decision by hospitals to refer patients to our competitors in lieu of or in addition to us. In addition, some hospitals are expanding the scope and geographic coverage of their existing home infusion and durable medical equipment businesses, or establishing new such affiliates, with the result that they refer their discharged patients to these affiliated home healthcare businesses and reduce their referrals to other providers like us. We are not able to predict whether the discontinuance of any additional hospital arrangements or the increasing competition from hospitals will have a material impact on our overall operational and financial results.

Our Payor Contracts are Subject to Renegotiation or Termination Which Could Result in a Decrease in Our Revenue and Profits.

From time to time, our payor contracts are amended (sometimes by unilateral action by payors regarding payment policy), renegotiated or terminated altogether. Sometimes in the renegotiation process, certain lines of business may not be renewed or a payor may enlarge its provider network or otherwise adversely change the way it conducts its business with us. In other cases, a payor may reduce its provider network in exchange for lower payment rates. Our revenue from a payor may also be adversely affected if the payor alters its administrative procedures for payments and audits, changes its order of preference among the providers to which it refers business or imposes a third party administrator, network manager or other intermediary. Any reduction in our projected home respiratory therapy/home medical equipment reporting unit revenues as a result of these or other factors could lead to a further impairment of the value of our intangible assets which would result in a further decrease in these assets on our balance sheet. We cannot assure you that we will not have another such impairment charge or that our payor contracts will not be terminated or altered in ways that are unfavorable to us as a result of renegotiation or such administrative changes. Payors may decide to refer business to their owned provider subsidiaries such as for specialty pharmaceuticals and/or their owned pharmacy benefit managers. Some payors have developed or acquired an ownership interest in our competitors or administrative intermediaries. These activities could materially reduce our revenue from these payors.

Risks Relating to Our Indebtedness

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us From Fulfilling Our Obligations Under our Indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2011, we had approximately $1,028.0 million of total debt outstanding. Subject to the limits contained in the credit agreement governing our ABL Facility, the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

We lease our headquarters, located in Lake Forest, California, which consists of approximately 100,000 square feet of office space. The lease expires in 2022.

We have approximately 540 locations that serve patients in all 50 states, including branches, billing centers, pharmacies, warehouse and storage facilities. The regional facilities usually house a branch and various regional support functions such as repair, billing and distribution. The regional facilities are typically located in light industrial areas and generally range from 16,000 to 133,000 square feet. The typical branch facility, other than those that share a building with a region, is a combination warehouse and office and can range from 650 to 50,000 square feet. We lease substantially all of our facilities with lease terms of ten years or less.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly-owned subsidiary of Sky Acquisition LLC, which in turn is wholly owned through intermediate holding companies by the Investor Group. Accordingly, presently there is no public trading market for our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. We derived the selected financial data for the years ended December 31, 2011, 2010 and 2009, and as of December 31, 2011 and 2010 from our Consolidated Financial Statements and notes thereto appearing in this Annual Report. The selected financial data for the periods October 29, 2008 to December 31, 2008, January 1, 2008 to October 28, 2008 and the year ended December 31, 2007, and as of December 31, 2009, 2008 and 2007 are derived from our consolidated financial statements, which are not included herein.

(in thousands)	2011(1)	2010	2009(2)	Period October 29, 2008 to December 31, 2008(3)	Period January 1, 2008 to October 28, 2008(3)	2007(4)
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Statements of Operations Data:
Net revenues	$2,301,379	$2,080,718	$2,094,561	$356,665	$1,773,289	$1,631,801
Net (loss) income	(747,324)	(17,432)	(3,820)	(1,894)	56,453	86,039
Balance Sheet Data (As of December 31):
Total assets	$1,500,028	$2,190,540	$2,309,047	$2,210,813		$1,597,802
Long-term obligations, including current maturities	1,028,056	1,019,421	1,021,146	1,022,233		687,283
Stockholders’ (deficit) equity	(79,600)	665,312	678,731	672,820		512,025

(1)	Net loss for 2011 includes the non-cash impairment charges listed below based on the results of our 2011 annual impairment testing, the tax impact associated with the impairment charges and charges related to deferred tax valuation allowances. Except as noted, all of the impairment charges relate to the home respiratory therapy/home medical equipment reporting unit.

(i) Goodwill impairment of $509.9 million;

(ii) Trade name impairment of $60.0 million ($56.4 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $3.6 million of which relates to the home infusion therapy reporting unit);

(iii) Capitated relationships intangible asset impairment of $30.4 million;

(iv) Patient service equipment impairment of $45.5 million;

(v) Property, equipment and improvements impairment of $12.1 million;

(vi) Tax benefit relating to the goodwill, intangible and long-lived assets impairment of $166.9 million; and

(vii) Valuation allowance against our net deferred tax assets of $220.5 million.

All of these items resulted in a $711.5 million increase in our net loss in fiscal 2011.

(2)	Net revenues for 2009 reflect $108.7 million in Medicare reimbursement reductions related to Medicare reimbursement reductions for oxygen, respiratory drugs, enteral and home medical equipment.
(3)	We were acquired by Sky Acquisition LLC, a company controlled by private investment funds affiliated with the Sponsor, on October 28, 2008. This acquisition affects the comparability of our 2008 financial statements to prior periods. See Note 2—The Merger, contained in the Notes to the Consolidated Financial Statements for a detailed discussion of this acquisition. Net revenues for the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008 were reduced by $4.1 million and $18.6 million, respectively, in Medicare reimbursement reductions on respiratory medications and related to reductions in equipment rental periods.
(4)	We acquired Coram on December 3, 2007 for an aggregate cash payment of approximately $350 million. The results of operations and financial condition of Coram have been included in our consolidated financial statements since the acquisition date. Net revenues for 2007 were reduced by $7.3 million in Medicare reimbursement reductions related to reductions in equipment rental periods.

We did not pay any cash dividends on our common stock during any of the periods set forth in the table above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview. We have four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including transparental nutrition services and enteral nutrition services. In these core service lines, we offer a variety of patient care management programs, including clinical and administrative support services, products and supplies, most of which are prescribed by a physician as part of a care plan. We provide these services to patients through approximately 540 locations throughout the United States. We have two reportable operating segments:

•	home respiratory therapy and home medical equipment; and

•	home infusion therapy.

Strategy

Our strategy is to position ourselves in the marketplace as a high-quality provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in the home infusion therapy segment and expanded our platform for further cross-selling opportunities. Our acquisition of Praxair’s homecare business in the United States in March 2011 expanded our geographic footprint and market share in several key markets in the southeastern, south central and western areas of the country. Since January 1, 2010, we have expanded our home respiratory therapy and home medical equipment sales force by 40%, of which 9% relates to the acquisition of Praxair assets. This expansion has allowed us to more efficiently cover each market served by promoting our products and services to physicians, hospital discharge planners and managed care organizations. On an ongoing basis, we continually evaluate the size of our sales force.

•

Continue to participate in the managed care market. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services enables us to sign preferred provider agreements and participating Health Maintenance Organization (“HMO”) agreements with managed care organizations. Managed care represented approximately 70% of our total net revenues for the year ended December 31, 2011.

•

Leverage our national distribution infrastructure. With approximately 540 locations and a robust platform supporting shared national services, we believe that we can efficiently add products, services and patients to our systems to grow our revenues and leverage our cost structure. For example, we have successfully leveraged this distribution platform across a number of product and service offerings, including a continuous positive airway pressure (“CPAP”)/ bi-level supply replenishment program, enteral nutrition and negative pressure wound therapy (“NPWT”) services, and we are using our nursing capacity to provide infusion services through our growing network of ambulatory infusion suites. We seek to achieve margin improvements through operational initiatives focused on the continual reduction of costs and delivery of incremental efficiencies. At the same time, we believe that it is essential to consistently deliver superior customer service in order to increase referrals and retain existing patients. Performance improvement initiatives are underway in all aspects of our operations including customer service, patient satisfaction, logistics, supply chain, clinical services and billing/collections. We believe that by being responsive to the needs of our patients and payors we can provide ourselves with opportunities to take market share from our competitors.

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

Recent Developments

Realignment of Management. On March 14, 2012, we announced the realignment of management responsibilities for our operating segments. In connection with these changes, Daniel E. Greenleaf was promoted to Chief Executive Officer of Coram, Inc., the principal operating subsidiary of our Home Infusion Therapy Segment. In connection with this appointment, Mr. Greenleaf no longer serves as the Chief Operating Officer of our Home Respiratory/Home Medical Equipment Segment.

In addition, Daniel J. Starck was named Chief Executive Officer of Apria Healthcare, Inc., the principal operating subsidiary for our Home Respiratory Therapy/Home Medical Equipment Segment. Mr. Starck joins Apria from CorVel Corporation, where he served as Chief Executive Officer since 2007. Norman C. Payson, M.D. will continue to serve as our Executive Chairman and Chief Executive Officer of the parent company, overseeing both operating segments.

On July 11, 2011, we announced the realignment of management responsibility for certain functions, including those related to revenue management and information technology. In connection with these changes, James G. Gallas, who served as our Executive Vice President and Chief Administrative Officer, ceased to oversee revenue management, information technology and certain related functions. Management of those functions was assumed by other members of our senior management team, and Mr. Gallas assumed a special projects role during a transitional period, which concluded on January 20, 2012 in accordance with the terms of his Amended and Restated Executive Severance Agreement dated as of March 10, 2009.

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

Revenue and Accounts Receivable. Revenues are recognized under fee for service/product arrangements for equipment we rent to patients, sales of equipment, supplies, pharmaceuticals and other items we sell to patients and under capitation arrangements with third party payors for services and equipment we provide to the patients of these payors. Revenue generated from equipment that we rent to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 7%, 8% and 8% of total net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid.

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

Included in accounts receivable are earned but unbilled receivables of $63.4 million and $55.2 million at December 31, 2011 and 2010, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Unbilled receivables can also be impacted by the transition of patients during the integration of acquisitions and overall revenue growth. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectibility.

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

Goodwill and Long-Lived Assets. Goodwill and indefinite-lived intangible assets are not amortized but instead tested annually for impairment or more frequently when events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. We determined that our two operating segments are reporting units. As such, we have two reporting units: home respiratory therapy/home medical equipment and home infusion therapy. We perform the annual test for impairment as of the first day of our fourth quarter and determine fair value based on a combination of the income approach and the market approach. The income approach is based on discounted cash flows to determine fair value. The market approach uses a selection of comparable companies and transactions in determining fair value.

Long-lived assets, including property and equipment and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows used in the impairment tests.

The annual indefinite-lived intangible assets impairment test in 2011 resulted in an impairment of the trade name in the home respiratory/home medical equipment reporting unit as the fair value of the trade name asset was less than the carrying amount of the trade name. The fair value of the home respiratory/home medical equipment trade name was determined using a relief from royalty method under the income approach, which uses projected revenue allocable to the trade name and an assumed royalty rate. This impairment resulted in a charge of $56.4 million to reduce the value of the trade name included in the home respiratory therapy/home medical equipment reporting unit due to the lowered expectations for this reporting unit. Any further reduction in our projected home respiratory therapy/home medical equipment reporting unit net revenues could lead to additional impairment of the value of the reporting unit’s intangible assets. The 2011 annual impairment test related to indefinite-lived intangible assets in the home infusion therapy reporting unit, using the same method as described for the home respiratory/home medical equipment reporting unit, resulted in an impairment charge of $3.6 million as the fair value of the asset was less than the carrying amount related to the enteral business, which is part of the infusion therapy reporting unit.

Step one of the goodwill impairment test was completed for the home infusion therapy reporting unit and it was determined that there was no impairment of goodwill since the fair value of the reporting unit substantially exceeded the carrying amount.

Step one of the goodwill impairment test was completed for the home respiratory/home medical equipment reporting unit and it was determined that there was impairment of goodwill since the fair value of the reporting unit was less than the carrying amount. Accordingly, we first performed a test of our other identifiable assets for recoverability prior to performing a step two analysis. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset/asset group. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The results of this test indicated that there was impairment of our long lived assets. We determined the fair value of our capitated relationships intangible asset using the excess of earnings method under the income approach, which uses projected revenue and estimated earnings margins. The analysis resulted in an impairment of $30.4 million.

After determining the fair value of our intangible assets, we determined that the remaining excess of carrying amount over fair value of the assets of the reporting unit indicated that there was economic obsolescence related to our recorded tangible assets. The result of the economic obsolescence indicated an impairment of our patient service equipment and property, equipment and improvements of $45.5 million and $12.1 million, respectively.

We then proceeded to step two of the goodwill impairment test and determined that the implied fair value of the home respiratory therapy/home medical equipment reporting unit was less than the carrying amount of the reporting unit by $509.9 million and, therefore, recorded a goodwill impairment charge of $509.9 million. The circumstances leading to the impairment include a change in expectation related to increased costs of operating our intake, billing, and collections functions since those functions were offshored. We no longer expect that the offshored functions will be able to return to productivity and efficiency levels that were realized prior to the offshoring of those functions. A portion of the higher costs we expect to incur relate to the changing and increasing documentation requirements of our payors. In addition, we expect pricing pressures from payors in the near future to negatively impact our net revenues, gross margins and operating costs.

The fair value measurements recorded as described above would be considered non-recurring Level 3 measurements under fair value hierarchy. This is due to the significant unobservable inputs that were utilized to measure fair value.

Additionally, we recorded a tax benefit relating the goodwill, intangible and long-lived assets impairment of $166.9 million offset by a tax expense arising from recording a valuation allowance against net deferred tax assets of $220.5 million.

Remaining intangible assets on our consolidated balance sheets consist primarily of trade names, patient backlog, capitated relationships and payor relationships resulting from the Merger. Purchased intangible assets that have definite lives are amortized over the estimated useful lives of the related assets, generally ranging from one to twenty years.

Profit Interest Units. We measure and recognize compensation expense for all profit interest unit awards made to employees based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated financial statements. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Profit interest unit expense is recognized on a straight-line basis over the requisite service period. The estimate of fair value of profit interest unit awards on the date of grant is determined through the allocation of all outstanding securities to a business enterprise valuation. The enterprise valuation is based upon a combination of the income approach and the market approach. The income approach is based on discounted cash flows. The market approach uses a selection of comparable companies in determining value. This determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. Changes in the subjective assumptions can materially affect the estimate of their fair value.

Income Taxes. We provide for income taxes under the asset and liability method. Under this approach, deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

In determining the necessity and amount of a valuation allowance, all available information (both positive and negative) is considered and analysis is performed to determine the appropriate weight that should be afforded to available objective and subjective evidence. Cumulative losses in recent years are considered significant objective negative evidence which could result in the accrual of a valuation allowance against deferred tax assets.

For the three-year period ended December 31, 2011, we sustained a cumulative book loss, after adjusting for non-recurring items. Therefore, we determined that it is more likely than not that substantially all of our net deferred tax assets (excluding deferred tax liabilities with an indefinite life) will not be realized. Accordingly, we increased our valuation allowance by $220.5 million from $4.0 million at December 31, 2010 to $224.5 million at December 31, 2011.

Our valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of our valuation allowance.

Our provision for income taxes is based on reported income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining the provision for income taxes. We are routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, we believe that the recorded tax liabilities appropriately reflect our potential obligations.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other—Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years beginning December 1, 2012, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material effect on our financial position, results of operations, cash flows and disclosures.

Government Regulation

We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Corporate contract services and legal department personnel review and approve written contracts subject to these laws. We also maintain various educational and audit programs designed to keep our managers updated and informed regarding developments on these topics and to reinforce to employees our policy of strict compliance in this area. Federal and state laws require that we obtain facility and other regulatory licenses and that we enroll as a supplier with federal and state health programs. Under various federal and state laws, we are required to make filings or submit notices in connection with transactions that might be defined as a change of control of the Company. We are aware of these requirements and routinely make such filings with, and seek such approvals from, the applicable regulatory agencies. Notwithstanding these measures, due to changes in and new interpretations of such laws and regulations, and changes in our business, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension or non-renewal; severe fines and penalties; the repayment of amounts previously paid to us and even the termination of our ability to provide services, including those provided under certain government programs such as Medicare and Medicaid. See “Risk Factors—Risks Relating to Our Business—Continued Reductions in Medicare and Medicaid Reimbursement Rates and the Comprehensive Healthcare Reform Package Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition“ and “Risk Factors—Risk Factors Risks Relating to Our Business—Our Failure To Maintain Required Licenses Could Impact Our Operations.”

For additional information about government regulation of our business and industry, see “Business—Government Regulation.”

Key Factors and Trends Expected to Impact our Business in 2012

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

•

Increasing Audit Activity. We, along with others in the industry, have experienced a very significant increase in audits this year. We believe that such increased audit activity will continue to be the case for the foreseeable future. Such audits are designed to measure industry and provider claim error rates, primarily relating to medical necessity documentation in the treating physician’s records for various DMEPOS items. Such audits are labor-intensive to respond to and are likely to result in refunds to the government. Additionally, commercial insurers have increased their post-payment audit volume in 2012 as well.

Results of Operations

Year Ended December 31, 2011 Results Compared to the Year Ended December 31, 2010 Results

Net Revenues. Net revenues in the year ended December 31, 2011 were $2.30 billion compared to $2.08 billion in the year ended December 31, 2010. Revenue for the year ended December 31, 2011 increased primarily due to an increase in home infusion therapy segment revenue and the previously announced acquisition of Praxair assets. The revenue increase was partially offset by the non-renewal or termination of, or changes to, certain payor contracts, among other factors.

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

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the year ended December 31, 2011 was 57.4%. Excluding the $45.5 million impairment charge identified in our fiscal 2011 impairment testing related to patient service equipment in our home respiratory therapy/home medical equipment reporting unit, the gross profit margin for the year ended December 31, 2011 was 59.4%, compared to 59.9% for the year ended December 31, 2010. The decline in gross profit margin percentage is primarily due to a decrease in the home infusion therapy segment margin percentage due to an increase in specialty revenue as a percentage of infusion segment net revenue and an increase in the revenue of the home infusion segment as a percentage of total net revenue. Our specialty revenue has a lower gross profit margin as a percentage of net revenue than our other infusion therapy revenue. Our home infusion therapy segment has a lower gross profit margin as a percentage of net revenue than the home respiratory and home medical equipment segment.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 3.0% and 3.4% in the years ended December 31, 2011 and December 31, 2010, respectively. The decrease in the provision for doubtful accounts in the year ended December 31, 2011 is the result of favorable collections experience occurring in the year ended December 31, 2011.

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

Selling, distribution and administrative expenses were $1,225.4 million, or 53.2%, of total net revenues for the year ended December 31, 2011 compared to $1,067.0 million, or 51.3%, of total net revenues for the year ended December 31, 2010.

Selling, distribution and administrative expenses increased by $158.4 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was comprised of an increase in labor costs of $125.4 million and a $33.0 million increase in other operating expenses.

The increase in labor costs of $125.4 million was primarily due to an increase in salaries and related benefits resulting from headcount increases associated with our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel, increases in headcount as a result of the acquisition of Praxair assets, growth in infusion headcount to support growth in our infusion revenue and growth in our respiratory therapy and home medical equipment sales force.

The increase in other operating expenses was $33.0 million, of which $17.5 million related to the acquisition of Praxair assets. Of the $17.5 million, $7.0 million of costs related primarily to the closing of certain Praxair facilities and professional fees associated with the acquisition. The remaining $15.5 million increase was primarily due to an increase in costs related to delivery as a result of the increase in revenue and higher fuel prices.

Amortization of Intangible Assets. Amortization of intangible assets was $4.5 million and $4.8 million in the years ended December 31, 2011 and December 31, 2010, respectively.

Non-Cash Impairment of Property, Equipment and Improvements—Home Respiratory Therapy/Home Medical Equipment Reporting Unit. Impairment of property, equipment and improvements for the year ended December 31, 2011 was $12.1 million. The impairment charge relates to our home respiratory therapy/home medical equipment reporting unit. The decrease in the carrying value in the home respiratory therapy/home medical equipment reporting unit is primarily due to lowered estimates of future cash flows as a result of lowered expectations of future net revenues and increased estimates of future selling, general and administrative costs. The circumstances leading to the impairment include an expectation that increased costs related to operating our intake, billing and collections functions will continue at levels higher than originally anticipated and at levels higher than experienced prior to offshoring. A portion of these higher costs relates to the changing and increasing documentation requirements of our payors. In addition, we expect pricing pressures from our payors in the near future to negatively impact our net revenues, gross margins and operating costs as a percentage of net revenues.

Non-Cash Impairment of Goodwill and Intangible Assets. Impairment of goodwill and intangible assets for the year ended December 31, 2011 was $600.3 million. We recorded a $509.9 million goodwill impairment charge, a $60.0 million intangible asset impairment charge related to our trade name and a $30.4 million intangible asset impairment charge related to our capitated relationships. Of the $600.3 million of non-cash goodwill and intangible assets impairment charges, $596.7 million relates to our home respiratory therapy/home medical equipment reporting unit. The decrease in the carrying value in the home respiratory therapy/home medical equipment reporting unit is primarily due to lowered estimates of future cash flows as a result of lowered expectations of future net revenues and increased estimates of future selling, general and administrative costs. The circumstances leading to the impairment include an expectation that increased costs related to operating our intake, billing and collections functions will continue at levels higher than originally anticipated and at levels higher than experienced prior to offshoring. A portion of these higher costs relates to the changing and increasing documentation requirements of our payors. In addition, we expect pricing pressures from our payors in the near future to negatively impact our net revenues gross margins and operating costs as a percentage of net revenues.

Interest Expense. Interest expense increased $1.7 million, or 1.3%, to $132.5 million in the year ended December 31, 2011 from $130.8 million in the year ended December 31, 2010. This increase is primarily due to higher amortization of deferred debt costs related to the issuance in 2009 of, and a registered exchange offer in 2010 with respect to, $700.0 million of our 11.25% Senior Secured Notes due 2014 (Series A-1) (the “Series A-1 Notes”) and $317.5 million of our 12.375% Senior Secured Notes due 2014 (Series A-2) (the “Series A-2 Notes”).

Interest Income and Other. Interest income and other decreased to $0.7 million for the year ended December 31, 2011 from $0.9 million in the year ended December 31, 2010.

Income Tax Expense. Our effective tax rate for the year ended December 31, 2011 was (3.4)% compared with 31.2% for the year ended December 31, 2010. Our income tax expense increased $32.6 million to $24.7 million in the year ended December 31, 2011 from a $(7.9) million income tax benefit in the year ended December 31, 2010 due to the following changes:

(in thousands )	Year Ended December 31, 2011	Year Ended December 31, 2010	Change
Income tax expense at statutory rate	$(252,924)	$(8,870)	$(244,054)
Non-deductible goodwill impairment	78,589	—	78,589
Non-deductible expenses	816	712	104
State taxes, net of federal benefit and state loss carryforwards	(19,096)	(7)	(19,089)
Share-based compensation	1,053	1,437	(384)
Change in federal and state valuation allowance	220,534	(396)	220,930
Change in liability for unrecognized tax benefits	(4,348)	495	(4,843)
Other	60	(1,283)	1,343

	$24,684	$(7,912)	$32,596

Our tax expense for 2011 was higher than the statutory rate by $78.6 million as a result of the non-deductible portion of our goodwill impairment charge.

Our state tax benefit, before considering the change in valuation allowance, increased $19.1 million to $19.1 million in the year ended December 31, 2011 from $0 in the year ended December 31, 2010 primarily due to the increase in the book loss sustained in the year ended December 31, 2011 compared to the year ended December 31, 2010.

We increased our valuation allowance by $220.5 million from $4.0 million at December 31, 2010 to $224.5 million at December 31, 2011 because we determined that, based on all available evidence, it is more likely than not that substantially all of our net deferred tax assets will not be realized in the near future. Our valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of our valuation allowance.

Our liability for unrecognized tax benefits decreased $4.4 million for the year ended December 31, 2011, primarily due to tax law changes and the expiration of statutes of limitations for assessment.

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

	Net Revenues
(in thousands)	Year Ended December 31, 2011	Percentage of Net Revenues	Year Ended December 31, 2010	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$1,176,581	51.1%	$1,083,207	52.1%
Home infusion therapy	1,124,798	48.9	997,511	47.9

Total	$2,301,379	100.0%	$2,080,718	100.0%

	EBIT
(in thousands)	Year Ended December 31, 2011	Percentage of Net Revenues	Year Ended December 31, 2010	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment(a)	$(696,569)	(59.2)%	$(9,866)	(0.9)%
Home infusion therapy(b)	105,924	9.4%	114,358	11.5%

Total	$(590,645)		$104,492

(a)	The 2011 EBIT for the home respiratory therapy/home medical equipment reporting unit includes the following non-cash impairment charges totalling $654.3 million:

(i) Goodwill impairment of $509.9 million;

(ii) Intangible asset impairment of $86.8 million ($56.4 million related to trade name and $30.4 million related to capitated relationships);

(iii) Patient Service Equipment impairment of $45.5 million; and

(iv) Property, equipment and improvements impairment of $12.1 million.

(b)	The 2011 EBIT for the home infusion therapy reporting unit includes $3.6 million of non-cash impairment charges related to our trade name intangible asset.

We allocate certain expenses that are not directly attributable to a product line based upon segment headcount.

See definition and reconciliation of EBIT to net loss included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues increased $93.4 million, or 8.6%, to $1,176.6 million in the year ended December 31, 2011 from $1,083.2 million in the year ended December 31, 2010. Revenues for the home respiratory therapy and home medical equipment segment decreased to 51.1% of total revenue in the year ended December 31, 2011 from 52.1% in the year ended December 31, 2010.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line increased by 8.4% in the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in revenue resulted primarily from increases in sleep apnea and oxygen. Revenue in this service line was positively impacted by the acquisition of Praxair assets and negatively impacted by the termination of or changes to certain payor contracts. In addition, we experienced an increase in sleep apnea volume.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 10.1% in the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was primarily due to an increase in overall volume. The increase in overall volume was partially offset by a decrease in revenue due to the termination of, or changes to, certain payor contracts.

EBIT for the home respiratory therapy and home medical equipment segment in the year ended December 31, 2011 was a negative $696.6 million (including non-cash impairment charges of $509.9 million related to goodwill, $56.4 million related to our trade name, $30.4 million related to capitated relationships, $45.5 million related to patient service equipment and $12.1 million related to property, equipment and improvements) compared to a negative $9.9 million in the year ended December 31, 2010. The negative EBIT was 59.2% of segment net revenues in the year ended December 31, 2011 compared to negative 0.9% of segment net revenues in the year ended December 31, 2010. Excluding the total non-cash impairment charges of $654.3 million, the increase in the EBIT as a percentage of segment net revenues from a negative 0.9% for the year ended December 31, 2010 to a negative 4.2% in the year ended December 31, 2011 is primarily due to an increase in sales, distribution and administrative costs as a percentage of net revenues, partially offset by a decrease in provision for bad debts as a percentage of net revenues in the year ended December 31, 2011 compared to the year ended December 31, 2010.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $127.3 million, or 12.8% to $1,124.8 million for the year ended December 31, 2011 from $997.5 million in the year ended December 31, 2010. Revenues for the home infusion therapy segment increased to 48.9% of total revenue in the year ended December 31, 2011 from 47.9% in the year ended December 31, 2010.

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

EBIT for the home infusion therapy segment in the year ended December 31, 2011 was $105.9 million (including non-cash impairment charges of $3.6 million related to our trade name) compared to $114.4 million in the year ended December 31, 2010. EBIT was 9.4% of segment net revenues in the year ended December 31, 2011 compared to 11.5% of segment net revenues in the year ended December 31, 2010. Excluding the non-cash impairment charges of $3.6 million, the decrease in EBIT as a percentage of net segment revenues from 11.5% for the year ended December 31, 2010 to 9.4% for the year ended December 31, 2011 is primarily due to a decrease in the gross profit as a percentage of segment net revenues due to an increase in specialty revenues as a percent of infusion therapy segment net revenues and an increase in the provision for doubtful accounts as a percentage of net revenues in the year ended December 31, 2011 compared to the year ended December 31, 2010.

EBIT is a measure used by our management to measure operating performance. EBIT is defined as net income (loss) plus interest expense and income taxes. EBIT is not a recognized term under Generally Accepted Accounting Principles (“GAAP”) and does not purport to be an alternative net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The following table provides a reconciliation from net loss to EBIT:

(in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010
Net loss(a)	$(747,324)	$(17,432)
Interest expense, net	131,995	129,836
Income tax expense (benefit)	24,684	(7,912)

EBIT(b)	$(590,645)	$104,492

(a)	Net loss for 2011 includes the non-cash impairment charges listed below based on the results of our 2011 annual impairment testing, the tax impact associated with the impairment charges and charges related to deferred tax valuation allowances. Except as noted, all of the impairment charges relate to the home respiratory therapy/home medical equipment reporting unit.

(i) Goodwill impairment of $509.9 million;

(ii) Trade name impairment of $60.0 million ($56.4 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $3.6 million of which relates to the home infusion therapy reporting unit);

(iii) Capitated relationships intangible asset impairment of $30.4 million;

(iv) Patient service equipment impairment of $45.5 million;

(v) Property, equipment and improvements impairment of $12.1 million;

(vi) Tax benefit relating to the goodwill, intangible and long-lived assets impairment of $166.9 million; and

(vii) Valuation allowance against our net deferred tax assets of $220.5 million.

All of these items resulted in a $711.5 million increase in our net loss in fiscal 2011.

(b)	EBIT for 2011 includes $657.9 million related to goodwill, intangible and long-lived asset non-cash impairment charges of which $654.3 million relates to our home respiratory therapy/home medical equipment reporting unit.

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

Selling, distribution and administrative expenses increased by $16.9 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was comprised of a $39.8 million increase in other operating expenses partially offset by a decrease in labor costs of $22.9 million.

The decrease in labor costs of $22.9 million was due to reduced salaries and termination benefits as a result of headcount reductions due primarily to the outsourcing of certain functions relating to documentation, billing, collections and information technology, and lower management incentive compensation program expense as a result of not meeting the targets in 2010. These decreases were partially offset by an increase in labor expenses due to increases in our home respiratory therapy and home medical equipment sales force. We expect 2011 labor expenses to increase as a result of the onshoring of our billing and collections functions.

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

Income Tax Benefit. Our effective tax rate for the year ended December 31, 2010 was 31.2% compared with 68.8% for the year ended December 31, 2009. Our income tax benefit decreased $0.5 million to $(7.9) million in the year ended December 31, 2010 from $(8.4) million in the year ended December 31, 2009 due to the following changes:

(in thousands )	Year Ended December 31, 2010	Year Ended December 31, 2009	Change
Income tax expense at statutory rate	$(8,870)	$(4,290)	$(4,580)
Non-deductible expenses	712	778	(66)
State taxes, net of federal benefit and state loss carryforwards	(7)	3,342	(3,349)
Share-based compensation	1,437	2,679	(1,242)
Change in valuation allowance	(396)	(4,646)	4,250
Change in liability for unrecognized tax benefits	495	(5,660)	6,155
Other	(1,283)	(641)	(642)

	$(7,912)	$(8,438)	$526

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

	Net Revenues
(in thousands)	Year Ended December 31, 2010	Percentage of Net Revenues	Year Ended December 31, 2009	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$1,083,207	52.1%	$1,169,609	55.8%
Home infusion therapy	997,511	47.9	924,952	44.2

Total	$2,080,718	100.0%	$2,094,561	100.0%

	EBIT
(in thousands)	Year Ended December 31, 2010	Percentage of Net Revenues	Year Ended December 31, 2009	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$(9,866)	(0.9)%	$50,167	4.3%
Home infusion therapy	114,358	11.5%	65,667	7.1%

Total	$104,492		$115,834

We allocate certain expenses that are not directly attributable to a product line based upon segment headcount.

See definition and reconciliation of EBIT to net loss included at the end of this section.

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

The following table provides a reconciliation from net loss to EBIT:

(in thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009
Net loss	$(17,432)	$(3,820)
Interest expense, net	129,836	128,092
Income tax benefit	(7,912)	(8,438)

EBIT	$104,492	$115,834

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

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow, which is supplemented by our ABL Facility (as defined below), which provides for revolving credit of up to $250.0 million, subject to borrowing base availability. In recent years, we have generated operating cash flows in excess of our operating needs, which has afforded us the ability to pursue acquisitions and fund patient service equipment purchases to support revenue growth. We believe that our operating cash flow, together with our existing cash, cash equivalents, and Amended ABL Facility, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months.

In the year ended December 31, 2011, our free cash flow was $(61.3) million. For the year ended December 31, 2010 our free cash flow was $(32.5) million. See discussion below on changes in the components of free cash flow; net cash provided by operations and purchases of patient service equipment and property, equipment and improvements. Free cash flow is a financial measure which is not calculated in accordance with GAAP. Free cash flow is defined as cash provided by operating activities less purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with GAAP. Further, free cash flow may not be comparable to similarly titled measures used by other companies.

A table reconciling free cash flow to net cash provided by operating activities is presented below.

(in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Reconciliation—Free Cash Flow:
Net loss(a)	$(747,324)	$(17,432)	$(3,820)
Non-cash items(b)	931,060	224,645	254,371
Change in operating assets and liabilities	(81,921)	(122,656)	(81,125)

Net cash provided by operating activities	101,815	84,557	169,426
Less: Purchases of patient service equipment and property, equipment and improvements	(163,083)	(117,022)	(150,597)

Free cash flow	$(61,268)	$(32,465)	$18,829

(a)	Net loss for 2011 includes the non-cash impairment charges listed below based on the results of our 2011 annual impairment testing, the tax impact associated with the impairment charges and charges related to deferred tax valuation allowances. Except as noted, all of the impairment charges relate to the home respiratory therapy/home medical equipment reporting unit.

(i) Goodwill impairment of $509.9 million;

(ii) Trade name impairment of $60.0 million ($56.4 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $3.6 million of which relates to the home infusion therapy reporting unit);

(iii) Capitated relationships intangible asset impairment of $30.4 million;

(iv) Patient service equipment impairment of $45.5 million;

(v) Property, equipment and improvements impairment of $12.1 million;

(vi) Tax benefit relating to the goodwill, intangible and long-lived assets impairment of $166.9 million; and

(vii) Valuation allowance against our net deferred tax assets of $220.5 million.

All of these items resulted in a $711.5 million increase in our net loss in fiscal 2011.

(b)	2011 includes $657.9 million related to goodwill, intangible and long-lived asset non-cash impairment charges of which $654.3 million relates to our home respiratory therapy/home medical equipment reporting unit.

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

(in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net cash provided by operating activities	$101,815	$84,557	$169,426
Net cash used in investing activities	(186,395)	(95,111)	(168,656)
Net cash provided by (used in) financing activities	4,539	(38,472)	(10,625)

Net decrease in cash and equivalents	(80,041)	(49,026)	(9,855)
Cash and equivalents at beginning of period	109,137	158,163	168,018

Cash and equivalents at end of period	$29,096	$109,137	$158,163

The Year Ended December 31, 2011 Results Compared to the Year Ended December 31, 2010

Net cash provided by operating activities in the year ended December 31, 2011 was $101.8 million compared to $84.6 million in the year ended December 31, 2010, an increase of $17.2 million. The increase in net cash provided by operating activities resulted primarily from a $40.7 million decrease in the cash used related to the change in operating assets and liabilities to a $81.9 million use of cash in 2011 from a $122.7 million use of cash in 2010, offset by a $23.5 million increase when combining our net loss less our non-cash items.

The $40.7 million decrease in cash used by the change in operating assets and liabilities consisted primarily of the following:

•

$35.2 million increase in cash provided by accounts payable to a $34.5 million provision of cash in the twelve months ended December 31, 2011 from a $0.7 million use of cash in the twelve months ended December 31, 2010. The increase was primarily due to the timing of payments on invoices.

•

$17.7 million increase in cash provided by accrued payroll to a $10.0 million provision of cash in the twelve months ended December 31, 2011 from a $7.8 million use of cash in the twelve months ended December 31, 2010. The increase was primarily due to net changes in incentive compensation and payroll timing.

•

$17.4 million increase in cash provided by accrued expenses to a $8.5 million provision of cash in the twelve months ended December 31, 2011 from a $8.9 million use of cash in the twelve months ended December 31, 2010. The increase was primarily due to the timing of payments.

•

$10.2 million increase in cash provided by inventories to a $4.6 million provision of cash in the twelve months ended December 31, 2011 from a $5.6 million use of cash in the twelve months ended December 31, 2010. The increase was primarily due to the timing of inventory purchases to support growth in our infusion revenue.

Offset by:

•

$22.4 million increase in cash used by accounts receivable to a $124 million use of cash in the year ended December 31, 2011 from a $101.5 million use of cash in the year ended December 31, 2010. The increase in the use of cash was primarily related to the overall increase in our revenue.

•

$10.2 million increase in cash used by income taxes to a $12.0 million use of cash in the twelve months ended December 31, 2011 from a $1.8 million use of cash in the twelve months ended December 31, 2010. The increase was primarily due to reductions to our tax contingency accruals during the twelve months ended December 31, 2011.

•

$9.4 million increase in cash used by prepaid expenses and other assets to a $5.0 million use of cash in the year ended December 31, 2011 from a $4.5 million provision of cash in the year ended December 31, 2010. The increase was primarily due to an increase in prepaid service contracts and timing of insurance premiums.

Net cash used in investing activities in the year ended December 31, 2011 was $186.4 million, compared to $95.1 million in the year ended December 31, 2010. The primary use of funds in 2011 was $163.1 million to purchase patient service equipment and property, equipment and improvements; $123.8 million related to patient service equipment to support revenue growth and $39.3 million related to property, equipment and improvements, primarily due to additions to our information systems and leasehold improvements. The primary use of funds in 2010 was $117.0 million to purchase patient service equipment and property, equipment and improvements; $85.2 million related to patient service equipment and $31.8 million related to property, equipment and improvements, primarily due to additions to our information systems. Additionally, there were $8.1 million related to purchases of short-term investments. This was partially offset by maturities of $31.8 million of short-term investments during this same period.

Net cash provided by financing activities in the year ended December 31, 2011 was $4.5 million compared to a $38.5 million use of cash in the year ended December 31, 2010. Net cash provided by financing activities in the year ended December 31, 2011 primarily reflected the borrowing of $10.0 million from our ABL Facility offset by a use of cash of $3.5 million related to debt issuance costs of the ABL Facility. In 2010, net cash used in financing activities primarily reflected the use of $32.5 million to pay down the book cash overdraft reported in accounts payable and debt issuance costs related to terminated offerings and registration fees of $4.1 million incurred during the period.

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

•

$11.7 million increase in cash used by accrued expenses to an $8.9 million use of cash in the year ended December 31, 2010 from a $2.8 million provision of cash in the year ended December 31, 2009. The increase in the use of cash was primarily due to the timing of payments on certain accruals.

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

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Totals
Series A-1 Notes	$—	$700	$—	$—	$700
Series A-2 Notes	—	318	—	—	318
Amended ABL Facility(1)(2)	10	—	—	—	10
Interest Payments on Series A-1 Notes(3)	79	158	—	—	237
Interest Payments on Series A-2 Notes(4)	39	79	—	—	118
Fees on ABL Facility(2)(5)	2	3	—	—	5
Operating Leases	67	91	51	19	228
Capitalized Leases(8)	—	—	—	—	—
Purchase Obligations(6)	52	81	67	50	250
Unrecognized Tax Benefits(7)	—	—	—	—	—

Total Contractual Cash Obligations	$249	$1,430	$118	$69	$1,866

(1)	Borrowings under the Amended ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 1/2 of 1%, plus an applicable margin of 1.00% to 1.50% based on the average excess availability (currently 1.00%) or (b) a LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.00% to 2.50% based on average excess availability (currently 2.00%). The applicable margin for borrowings under our ABL Facility is subject to step ups and step downs based on average excess availability under the ABL Facility.
(2)	The actual amounts of interest and fee payments under the ABL Facility will ultimately depend on the amount of debt and letters of credit outstanding and the interest rates in effect during each period. We are also required to pay customary letter of credit fees equal to the applicable margin on LIBOR loans and certain agency fees.
(3)

Represents aggregate interest payments on $700.0 million of the Series A-1 Notes issued in May 2009 that is paid semi-annually in May and November. Interest payments on the Series A-1 Notes will total approximately $78 million annually until the Series A-1 Notes mature on November 1, 2014. The effective interest rate at December 31, 2011 was 11.25%.
(4)	Represents aggregate interest payments on $317.5 million of the Series A-2 Notes issued in August 2009 that is paid semi-annually in May and November. Interest payments on the Series A-2 Notes will total approximately $39 million annually until the Series A-2 Notes mature on November 1, 2014. The effective interest rate at December 31, 2011 was 12.375%.
(5)	The fees payable on the Amended ABL Facility are based on an assumed fee for undrawn amounts of 0.50%, which represents the fees payable under the Amended ABL Facility assuming no borrowings or drawn letters of credit. We are required to pay a commitment fee on the Amended ABL Facility, in respect of the unutilized commitments there under, ranging from 0.375% to 0.50% per annum, which fee is determined based on the utilization of our Amended ABL Facility (increasing when utilization is low and decreasing when utilization is high). The fees also include an administrative fee which is paid quarterly.
(6)	The purchase obligations primarily relate to approximately $173.5 million we expect to pay under an agreement with Dell Services (formerly Perot Systems) and approximately $71.4 million we expect to pay under an agreement with Intelenet. However, if we terminated the agreements, the required obligation to vendors could be reduced to approximately $11.2 million for Dell Systems and $7.9 million for Intelenet.
(7)	Gross unrecognized tax benefits of $9.8 million are included within “Income Taxes Payable and Other Non-current Liabilities” in the total liabilities section of our December 31, 2011 consolidated balance sheet. The entire $9.8 million amount is not reflected in the contractual cash obligations table above since we cannot make a reliable estimate of the period in which cash payments will occur.
(8)	Less than $1 million.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $391.1 million as of December 31, 2011 from $339.4 million at December 31, 2010. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the rolling average of total net revenues) were 51 days at December 31, 2011, compared to 49 days at December 31, 2010. The increase in accounts receivable is primarily the result of the overall increase in revenue during 2011. The increase in our days sales outstanding is primarily the result of a decrease in our allowance for doubtful accounts based upon improved collections.

Accounts aged in excess of 180 days expressed as percentages of total receivables for certain major payor categories, and in total, are as follows:

	December 31, 2011	December 31, 2010
Total	20.0%	19.3%
Medicare	15.9%	13.5%
Medicaid	20.1%	23.2%
Patient Self pay	31.5%	31.0%
Managed care/other	19.9%	18.8%

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $63.4 million and $55.2 million at December 31, 2011 and 2010, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility. The increase in earned but unbilled receivables at December 31, 2011 from December 31, 2010 is primarily due to the overall growth in home infusion therapy revenue.

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

The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the respiratory/home medical equipment branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of our patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 87.2% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Depending on the product type, we perform physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories.

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

Subject to certain exceptions, the indenture governing the Series A-1 Notes and the Series A-2 Notes permits us and our restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. The Series A-1 Notes are entitled to a priority of payment over the Series A-2 Notes in certain circumstances, including upon any acceleration of the obligations under the Series A-1 Notes, the Series A-2 Notes or any bankruptcy or insolvency event or default with respect to us or any guarantor of the Series A-1 Notes and the Series A-2 Notes.

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

Borrowings under our ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 1/2 of 1% (“Base Rate”), plus an applicable margin (currently 1.00%) or (b) a LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin (currently 2.00%). The applicable margin for borrowings under our ABL Facility is subject to (a) 25 basis points step ups and step downs based on average excess availability under the ABL Facility and (b) a step down of 25 basis points based on achieving a consolidated fixed charge coverage ratio greater than 1.75 to 1.00. In addition to paying interest on outstanding amounts under our ABL Facility, we are required to pay a commitment fee, in respect of the unutilized commitments thereunder, ranging from 0.375% to 0.50% per annum, which fee will be determined based on utilization of our ABL Facility (increasing when utilization is low and decreasing when utilization is high). We also pay customary letter of credit fees equal to the applicable margin on LIBOR loans and other customary letter of credit and agency fees.

From time to time, we issue letters of credit in connection with our business, including commercial contracts, leases, insurance and workers’ compensation arrangements. If the holders of our letters of credit draw funds under such letters of credit, it would increase our outstanding senior secured indebtedness.

As of December 31, 2011, there were $10.0 million in borrowings under the ABL Facility, outstanding letters of credit totaled $21.1 million and additional availability under the ABL Facility, subject to the borrowing base, was $218.9 million. As of December 31, 2011, the available borrowing base did not constrain our ability to borrow the entire $218.9 million of available borrowing capacity under our ABL Facility. At December 31, 2011, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA:

(in thousands)	Year Ended December 31, 2011
Net loss(a)	$(747,324)
Interest expense, net(b)	131,995
Income tax expense	24,684
Depreciation and amortization	133,608
Non-cash impairment charges (c)	657,868
Non-cash items(d)	22,169
Costs incurred related to initiatives(e)	39,337
Other adjustments(f)	6,996
Projected cost savings and synergies(g)	4,003

Adjusted EBITDA	$273,336

(a)	Net loss for 2011 includes the non-cash impairment charges listed below based on the results of our 2011 annual impairment testing, the tax impact associated with the impairment charges and charges related to deferred tax valuation allowances. Except as noted, all of the impairment charges relate to the home respiratory therapy/home medical equipment reporting unit.

(i) Goodwill impairment of $509.9 million;

(ii) Trade name impairment of $60.0 million ($56.4 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $3.6 million of which relates to the home infusion therapy reporting unit);

(iii) Capitated relationships intangible asset impairment of $30.4 million;

(iv) Patient service equipment impairment of $45.5 million;

(v) Property, equipment and improvements impairment of $12.1 million;

(vi) Tax benefit relating to the goodwill, intangible and long-lived assets impairment of $166.9 million; and

(vii) Valuation allowance against our net deferred tax assets of $220.5 million.

All of these items resulted in a $711.5 million increase in our net loss in fiscal 2011.

See “—Critical Accounting Policies—Goodwill and Long-Lived Assets” and “Results of Operations—Year Ended December 31, 2011 Results Compared to the Year Ended December 31, 2010 Results” for a discussion of impairment changes for our home respiratory therapy/home medical equipment reporting unit.

(b)	Reflects $132.6 million of interest expense, net of $0.6 million of interest income for the year ended December 31, 2011.
(c)	In connection with the annual impairment test for fiscal 2011, we recorded the following non-cash impairment charges of $657.9 million, of which $654.3 million relates to our home respiratory therapy/home medical equipment reporting unit:

(i) Goodwill impairment of $509.9 million;

(ii) Trade name impairment of $60.0 ($56.4 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $3.6 million of which relates to the home infusion therapy reporting unit);

(iii) Capitated relationships intangible asset impairment of $30.4 million;

(iv) Patient service equipment impairment of $45.5 million; and

(v) Property, equipment and improvements impairment of $12.1 million.

(d)	Non-cash items are comprised of the following:

(in thousands)	Year Ended December 31, 2011
Profit interest units compensation expense	$3,009
Loss on patient service equipment, disposition of assets and other(i)	19,160

Total non-cash items	$22,169

(i)	Primarily represents non-cash losses related to the title transfer of equipment to Medicare patients at the end of the 13-month maximum rental period under the DRA and other disposals or write-offs of capital equipment. Equipment classified as 13-month rental equipment would include hospital beds, wheelchairs, nebulizers, patient lifts and CPAP devices.
(e)	Costs incurred related to initiatives, executive severance and other are comprised of the following:

(in thousands)	Year Ended December 31, 2011
Costs and expenses related to initiatives(i)	$27,302
Acquisition of Praxair assets(ii)	10,778
Executive severance and retention(iii)	1,257

Total costs incurred related to initiatives	$39,337

(i)	Represents salaries and wages, severance, relocation consulting fees and other expenses for the year ended December 31, 2011, primarily related to five projects: (1) the offshoring and subsequent onshoring of certain of our billing and collections functions; (2) a new billing and collections system for our home infusion therapy business; (3) centralization of our admissions process for our home infusion therapy business; (4) a new supply chain management system; and (5) sales force and operations optimization.
(ii)	Represents costs related to the March 4, 2011 acquisition of Praxair assets.
(iii)	Represents executive severance and retention expense as a result of the Merger for the year ended December 31, 2011.
(f)	Other adjustment items primarily related to the sponsor management fee of $7.0 million for the year ended December 31, 2011.
(g)	Represents projected net cost saving and synergies to be realized in connection with acquisitions and cost saving, restructuring and other similar initiatives.

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

During 2011, we purchased certain assets and businesses for total consideration of $23.4 million.

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

At December 31, 2011, there were $10 million in borrowings under our ABL Facility. The credit agreement governing the ABL Facility provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At December 31, 2011, all of our outstanding asset-based debt was tied to the Bank of America prime rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term Debt.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Apria Healthcare Group Inc., a wholly-owned subsidiary of Sky Acquisition LLC

Lake Forest, CA

We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. and subsidiaries (the "Company") as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apria Healthcare Group Inc. and subsidiaries as of December 31, 2011 and December 31, 2010, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, CA
March 30, 2012

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,096	$109,137
Accounts receivable, less allowance for doubtful accounts of $53,934 and $56,559 at December 31, 2011 and 2010, respectively	337,212	282,798
Inventories	57,683	73,894
Deferred income taxes	168	47,431
Deferred expenses	3,681	3,061
Prepaid expenses and other current assets	23,927	20,221

TOTAL CURRENT ASSETS	451,767	536,542
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $176,526 and $144,074 at December 31, 2011 and 2010, respectively	166,769	169,878
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	83,768	83,893
GOODWILL	258,725	760,088
INTANGIBLE ASSETS, NET	485,366	578,957
DEFERRED DEBT ISSUANCE COSTS, NET	44,636	53,659
OTHER ASSETS	8,997	7,523

	$1,500,028	$2,190,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$135,572	$86,637
Accrued payroll and related taxes and benefits	69,217	59,073
Other accrued liabilities	67,114	63,295
Deferred revenue	28,649	26,504
Current portion of long-term debt	10,301	1,323

TOTAL CURRENT LIABILITIES	310,853	236,832
LONG-TERM DEBT, net of current portion	1,017,755	1,018,098
DEFERRED INCOME TAXES	200,225	212,146
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	50,795	58,152

TOTAL LIABILITIES	1,579,628	1,525,228
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value: 1,000 shares authorized; 100 shares issued	—	—
Additional paid-in capital	690,870	688,458
Accumulated deficit	(770,470)	(23,146)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(79,600)	665,312

	$1,500,028	$2,190,540

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net revenues:
Fee for service arrangements	$2,133,487	$1,921,281	$1,930,464
Capitation	167,892	159,437	164,097

TOTAL NET REVENUES	2,301,379	2,080,718	2,094,561

Costs and expenses:
Cost of net revenues
Product and supply costs	757,850	661,145	638,452
Patient service equipment depreciation	94,386	94,453	101,681
Non-cash impairment of patient service equipment – home respiratory therapy/home medical equipment reporting unit	45,500	—	—
Amortization of intangible assets	—	—	44,000
Home respiratory therapy services	25,380	27,286	34,700
Nursing services	42,095	37,407	36,345
Other	15,122	13,212	12,281

TOTAL COST OF NET REVENUES	980,333	833,503	867,459
Provision for doubtful accounts	69,551	70,859	57,919
Selling, distribution and administrative	1,225,400	1,066,953	1,050,134
Amortization of intangible assets	4,478	4,812	3,716
Non-cash impairment of property, equipment and improvements – home respiratory therapy/home medical equipment reporting unit	12,100	—	—
Non-cash impairment of goodwill and intangible assets ($596,668 related to the home respiratory therapy/home medical equipment reporting unit)	600,268	—	—

TOTAL COSTS AND EXPENSES	2,892,130	1,976,127	1,979,228

OPERATING (LOSS) INCOME	(590,751)	104,591	115,333
Interest expense	132,579	130,849	129,200
Interest income and other	(690)	(914)	(1,609)

LOSS BEFORE TAXES	(722,640)	(25,344)	(12,258)
Income tax expense (benefit)	24,684	(7,912)	(8,438)

NET LOSS	$(747,324)	$(17,432)	$(3,820)

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders Equity
	Shares	Par Value		Shares	Cost
Balance at December 31, 2008	—	$—	$674,714	—	$—	$(1,894)	$—	$672,820

Equity contributions			2,075					2,075
Profit interest			7,656					7,656
Net loss						(3,820)		(3,820)

Balance at December 31, 2009	—	$—	$684,445	—	$—	$(5,714)	$—	$678,731

Cash paid on profit interest units			(92)					(92)
Profit interest			4,105					4,105
Net loss						(17,432)		(17,432)

Balance at December 31, 2010	—	$—	$688,458	—	$—	$(23,146)	$—	$665,312

Cash paid on profit interest units			(1,597)					(1,597)
Profit interest			3,009					3,009
Equity contribution			1,000					1,000
Net loss						(747,324)		(747,324)

Balance at December 31, 2011	—	$—	$690,870	—	$—	$(770,470)	$—	$(79,600)

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
OPERATING ACTIVITIES
Net loss	$(747,324)	$(17,432)	$(3,820)
Items included in net loss not requiring cash:
Provision for doubtful accounts	69,551	70,859	57,919
Depreciation	129,130	123,850	125,327
Amortization of intangible assets	4,478	4,812	47,716
Non-cash impairment of goodwill, intangible and long-lived assets—($654,268 related to the home respiratory therapy/home medical equipment reporting unit)	657,868	—	—
Amortization of deferred debt issuance costs	12,521	10,784	8,023
Deferred income taxes	35,343	(7,299)	(3,224)
Expense on profit interest units	3,009	4,105	7,656
Loss on disposition of assets and other	19,160	17,534	15,899
Other	—	—	(4,944)
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(123,965)	(101,524)	(39,599)
Inventories	4,551	(5,627)	(9,048)
Prepaid expenses and other assets	(4,967)	4,481	(7,198)
Accounts payable, exclusive of book cash overdraft	34,520	(711)	(14,077)
Accrued payroll and related taxes and benefits	9,953	(7,769)	(8,596)
Income taxes payable	(11,993)	(1,794)	(2,263)
Deferred revenue, net of deferred expenses	1,525	(761)	(3,130)
Accrued expenses	8,455	(8,951)	2,785

NET CASH PROVIDED BY OPERATING ACTIVITIES	101,815	84,557	169,426

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(163,083)	(117,022)	(150,597)
Purchases of short-term investments	—	(8,087)	(37,554)
Maturities of short-term investments	—	31,761	13,881
Proceeds from disposition of assets	166	638	6,893
Cash paid for acquisitions	(23,478)	(2,401)	(1,279)

NET CASH USED IN INVESTING ACTIVITIES	(186,395)	(95,111)	(168,656)

FINANCING ACTIVITIES
Payments on Senior Secured Bridge Credit Agreement	—	—	(1,010,000)
Proceeds from ABL Facility	10,000	—	630
Payments on ABL Facility	—	—	(6,630)
Payments on other long-term debt	(1,365)	(1,725)	(2,856)
Proceeds from issuance of Series A-1 Notes	—	—	700,000
Proceeds from issuance of Series A-2 Notes	—	—	317,500
Change in book cash overdraft included in accounts payable	—	(32,533)	7,902
Debt issuance costs	(3,499)	(4,122)	(19,246)
Equity contribution	1,000	—	2,075
Cash paid on profit interest units	(1,597)	(92)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,539	(38,472)	(10,625)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(80,041)	(49,026)	(9,855)
Cash and cash equivalents at beginning of period	109,137	158,163	168,018

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,096	$109,137	$158,163

SUPPLEMENTAL DISCLOSURES—See Note 7—Long-term Debt and Note 9—Income Taxes for cash paid for interest and income taxes, respectively.

NON-CASH TRANSACTIONS—See Statements of Stockholders’ Equity, Note 5—Business Combinations and Note 10—Leases for tax benefit from liabilities assumed in acquisitions and purchase of property and equipment under capital leases, respectively.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective year. Such amounts are then included in the following year’s purchases. Unpaid purchases were $19.3 million, $7.6 million and $11.0 million at December 31, 2011, 2010 and 2009, respectively.

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Company Background: The Company operates in the home healthcare segment of the healthcare industry, providing a variety of high-quality clinical patient care management programs, related products and supplies as prescribed by a physician and/or authorized by a case manager as part of a care plan. Essentially all products and services offered by the Company are provided through the Company’s network of approximately 500 locations, which are located throughout the United States. The Company provides services and products in two operating segments and within these two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including transparental nutrition services and enteral nutrition services. Both segments provide products and services in the home setting to patients and are primarily paid for by a third-party payor, such as Medicare, Medicaid, managed care or other third-party insurer. Sales for both segments are primarily derived from referral sources such as hospital discharge planners, medical groups or independent physicians.

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee for service/product arrangements for equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and under capitation arrangements with third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 7%, 8% and 8% of total net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 30%, 30% and 28% of total net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. In the years ended December 31, 2011, 2010 and 2009, no other third-party payor group represented more than 8% of the Company’s revenues.

Rental and sale revenues in the fee for service/product arrangement revenue line item were:

	Years Ended December 31,
(dollars in millions)	2011		2010		2009
Rental	$660.2	30.9%	$610.3	31.8%	$654.6	33.9%
Sale	1,473.3	69.1	1,311.0	68.2	1,275.9	66.1

Total fee for service	$2,133.5	100.0%	$1,921.3	100.0%	$1,930.5	100.0%

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

Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $63.4 million and $55.2 million at December 31, 2011 and December 31, 2010, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Unbilled receivables can also be impacted by the transition of patients during the integration of acquisitions and overall revenue growth. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability.

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

Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Additions to capitalized internally developed software totaled $9.8 million and $10.8 million for the years ended December 31, 2011 and 2010, respectively.

Goodwill and Long-Lived Assets: Goodwill and indefinite-lived intangible assets are not amortized but instead tested annually for impairment or more frequently when events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. Management has determined that the Company’s two operating segments are reporting units. As such, the Company has two reporting units: home respiratory therapy/home medical equipment and home infusion therapy. The Company performs the annual test for impairment as of the first day of its fourth quarter and determines fair value based on a combination of the income approach and the market approach. The income approach is based on discounted cash flows to determine fair value. The market approach uses a selection of comparable companies and transactions in determining fair value.

Long-lived assets, including property and equipment and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows used in the impairment tests.

The annual indefinite-lived intangible assets impairment test in 2011 resulted in an impairment of the trade name in the home respiratory/home medical equipment reporting unit as the fair value of the trade name asset was less than the carrying amount of the trade name. The fair value of the home respiratory/home medical equipment trade name was determined using a relief from royalty method under the income approach, which uses projected revenue allocable to the trade name and an assumed royalty rate. This impairment resulted in a charge of $56.4 million to reduce the value of the trade name included in the home respiratory therapy/home medical equipment reporting unit due to the lowered expectations for this reporting unit. Any further reduction in the Company’s projected home respiratory therapy/home medical equipment reporting unit net revenues could lead to additional impairment of the value of the reporting unit’s intangible assets. The 2011 annual impairment test related to indefinite-lived intangible assets in the home infusion therapy reporting unit, using the same method as described for the home respiratory/home medical equipment reporting unit, resulted in an impairment charge of $3.6 million as the fair value of the asset was less than the carrying amount related to the enteral business, which is part of the infusion therapy reporting unit.

Step one of the goodwill impairment test was completed for the home infusion therapy reporting unit and it was determined that there was no impairment of goodwill since the fair value of the reporting unit substantially exceeded the carrying amount.

Step one of the goodwill impairment test was completed for the home respiratory/home medical equipment reporting unit and it was determined that there was impairment of goodwill since the fair value of the reporting unit was less than the carrying amount. Accordingly, the Company first performed a test of its other identifiable assets for recoverability prior to performing a step two analysis. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset/asset group. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The results of this test indicated that there was impairment of the Company’s long lived assets. The Company determined the fair value of its capitated relationships intangible asset using the excess of earnings method under the income approach, which uses projected revenue and estimated earnings margins. The analysis resulted in an impairment of $30.4 million.

After determining the fair value of its intangible assets, the Company determined that the remaining excess of carrying amount over fair value of the assets of the reporting unit indicated that there was economic obsolescence related to the Company’s recorded tangible assets. The result of the economic obsolescence indicated an impairment of the Company’s patient service equipment and property, equipment and improvements of $45.5 million and $12.1 million, respectively.

The Company then proceeded to step two of the goodwill impairment test and determined that the implied fair value of the home respiratory therapy/home medical equipment reporting unit was less than the carrying amount of the reporting unit by $509.9 million and, therefore, recorded a goodwill impairment charge of $509.9 million. The circumstances leading to the impairment include a change in expectation related to increased costs of operating the Company’s intake, billing, and collections functions since those functions were offshored. The Company no longer expects that the offshored functions will be able to return to productivity and efficiency levels that were realized prior to the offshoring of those functions. A portion of the higher costs the Company expects to incur relate to the changing and increasing documentation requirements of the Company’s payors. In addition, the Company expects pricing pressures from payors in the near future to negatively impact the Company’s net revenues, gross margins and operating costs.

The fair value measurements recorded as described above would be considered non-recurring Level 3 measurements under fair value hierarchy. This is due to the significant unobservable inputs that were utilized to measure fair value.

Additionally, the Company recorded a tax benefit relating the goodwill, intangible and long-lived assets impairment of $166.9 million offset by a tax expense arising from recording a valuation allowance against net deferred tax assets of $220.5 million.

Remaining intangible assets on the Company’s consolidated balance sheets consist primarily of trade names, patient backlog, capitated relationships and payor relationships resulting from the Merger. Purchased intangible assets that have definite lives are amortized over the estimated useful lives of the related assets, generally ranging from one to twenty years.

Deferred Debt Issuance Costs: Capitalized debt issuance costs include those associated with the Company’s Series A-1 Notes, Series A-2 Notes and Asset Based Revolving Credit Facility (“ABL Facility”). Such costs are classified as non-current assets. Costs relating to the ABL Facility are being amortized through the maturity date of August 2014. Costs relating to the Series A-1 Notes and Series A-2 Notes are amortized from the issuance date through October 2014. See Note 7—Long-term Debt.

Fair Value of Financial Instruments: The carrying value of debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair values of cash and cash equivalents, short-term investments and the Series A-1 Notes and Series A-2 Notes are determined based upon “Level 1” inputs, consisting of quoted prices in active markets for identical items. The fair value of the Series A-1 Notes and Series A-2 Notes was $721.0 million and $291.3 million at December 31, 2011, respectively. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value due to their short maturity.

Product and Supply Costs: Product and supply costs presented within cost of total net revenues are comprised primarily of the cost of supplies and equipment provided to patients, infusion drug costs and enteral product costs.

Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of total net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $42.9 million, $32.5 million, and $23.5 million in the years ended December 31, 2011, 2010 and 2009 respectively.

Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $193.5 million, $161.3 million and $159.4 million in the years ended December 31, 2011, 2010 and 2009, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within selling and administrative expenses and may not be comparable to other companies.

Self-Insurance: Coverage for certain employee medical claims and benefits, as well as workers’ compensation, professional and general liability, and vehicle liability are self-insured. Amounts accrued for costs of workers’ compensation, medical, professional and general liability, and vehicle are classified as current or long-term liabilities based upon an estimate of when the liability will ultimately be paid.

Amounts accrued as current liabilities within other accrued liabilities are as follows:

(in thousands)	December 31, 2011	December 31, 2010
Workers’ compensation	$6,464	$5,343
Professional and general liability/vehicle	3,134	943
Medical insurance	7,152	6,477

Amounts accrued as long-term liabilities within income taxes and other accrued liabilities are as follows:

(in thousands)	December 31, 2011	December 31, 2010
Workers’ compensation	$18,466	$16,351
Professional and general liability/vehicle	7,822	9,609

Income Taxes: The Company provides for income taxes under the asset and liability method. Under this approach, deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining the necessity and amount of a valuation allowance, management considers all available evidence, such as the Company’s current and past performance, the market environment in which the Company operates, tax planning strategies and the length of tax benefit carryforward periods.

Profit Interest Units: The Company measures and recognizes compensation expense for all profit interest unit awards made to employees based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated financial statements. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Profit interest unit expense is recognized on a straight-line basis over the requisite service period. The estimate of fair value of profit interest unit awards on the date of grant is determined through the allocation of all outstanding securities to a business enterprise valuation. The enterprise valuation is based upon a combination of the income approach and the market approach. The income approach is based on discounted cash flows. The market approach uses a selection of comparable companies in determining value. This determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. Changes in the subjective assumptions can materially affect the estimate of their fair value.

Correction of Balance Sheet Classification: Subsequent to the issuance of the December 31, 2010 consolidated financial statements, management determined that certain amounts historically presented as current liabilities should be reflected as long-term liabilities in the consolidated balance sheets. This correction had no impact on the consolidated statements of operations. Previously reported amounts have been corrected on the consolidated balance sheet. As of December 31, 2010 $27.2 million was reclassified from other accrued liabilities to other non-current liabilities. In addition, as a result of this correction, $10.6 million was reclassified from current deferred income tax assets to long-term deferred income tax liabilities as of December 31, 2010.

NOTE 2—RECENT DEVELOPMENTS

Realignment of Management: On March 14, 2012, the Company announced the realignment of management responsibilities for its operating segments. In connection with these changes, Daniel E. Greenleaf was promoted to Chief Executive Officer of Coram, Inc., the principal operating subsidiary of our Home Infusion Therapy Segment. In connection with this appointment, Mr. Greenleaf no longer serves as the Chief Operating Officer of the Home Respiratory/Home Medical Equipment Segment.

In addition, Daniel J. Starck was named Chief Executive Officer of Apria Healthcare, Inc., the principal operating subsidiary for the Home Respiratory Therapy/Home Medical Equipment Segment. Mr. Starck joins Apria from CorVel Corporation, where he served as Chief Executive Officer since 2007. Norman C. Payson, M.D. will continue to serve as the Company’s Executive Chairman and Chief Executive Officer of the parent company, overseeing both operating segments.

On July 11, 2011, the Company announced the realignment of management responsibility for certain functions, including those related to revenue management and information technology. In connection with these changes, James G. Gallas, who served as the Company’s Executive Vice President and Chief Administrative Officer, ceased to oversee revenue management, information technology and certain related functions. Management of those functions was assumed by other members of the Company’s senior management team, and Mr. Gallas assumed a special projects role during a transitional period, which concluded on January 20, 2012 in accordance with the terms of his Amended and Restated Executive Severance Agreement dated as of March 10, 2009.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements: In June 2011, the Emerging Issues Task Force (“EITF”) issued EITF 09-H, “Health Care Entities: Presentation of the Provision for Bad Debts and Disclosures of Net Revenues and the Allowance for Doubtful Accounts” (“EITF 09-H”). EITF 09-H requires certain entities to present bad debt as an offset to revenue in the statement of operations. This issue will be effective for fiscal years beginning after December 15, 2011 and interim periods within those fiscal years. The impact of EITF 09-H on the Company’s financial position, results of operations, cash flows and disclosures is currently being evaluated.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other—Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years beginning December 1, 2012, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s financial position, results of operations, cash flows and disclosures.

NOTE 4—PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following:

(in thousands)	December 31,
	2011	2010
Leasehold improvements	$51,086	$39,621
Equipment and furnishings	25,964	22,487
Information systems—hardware	37,737	36,948
Information systems—software	57,857	40,110

	172,644	139,166
Less accumulated depreciation	(88,876)	(55,273)

	$83,768	$83,893

Depreciation expense for property, equipment and improvements was $34.7 million, $29.4 million, and $23.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 5—BUSINESS COMBINATIONS AND ASSET PURCHASES

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

During the years ended December 31, 2011 and 2010, the Company purchased certain assets and businesses for total consideration of $23.4 million and $2.4 million, respectively. The 2011 total is comprised primarily of the asset acquisition of Praxair, Inc.’s U.S. homecare business.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill by segment are as follows:

(in thousands)	Home Infusion Therapy	Home Respiratory Therapy and Home Medical Equipment	Total
Balance, December 31, 2009	$257,823	$501,374	$759,197

Acquisitions	—	891	891

Balance, December 31, 2010	257,823	502,265	760,088
Acquisitions	902	7,603	8,505
Impairment charge	—	(509,868)	(509,868)

Balance, December 31, 2011	$258,725	$—	$258,725

Intangible assets consist of the following:

	December 31, 2011					December 31, 2010
(dollars in thousands)	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Capitated relationships	20.0	$40,000	$(6,333)	$(30,400)	$3,267	$40,000	$(4,333)	$35,667
Payor relationships	20.0	11,000	(1,742)	—	9,258	11,000	(1,192)	9,808
Net favorable leasehold interest	3.5	3,210	(2,904)	—	306	3,553	(2,325)	1,228
Customer list	1.2	1,123	(588)	—	535	710	(456)	254

Subtotal		55,333	(11,567)	(30,400)	13,366	55,263	(8,306)	46,957
Intangible assets not subject to amortization:
Trade names	—	525,000	—	(60,000)	465,000	525,000	—	525,000
Accreditations with commissions	—	7,000	—	—	7,000	7,000	—	7,000

Subtotal	—	532,000	—	(60,000)	472,000	532,000	—	532,000

Total		$587,333	$(11,567)	$(90,400)	$485,366	$587,263	$(8,306)	$578,957

The Company recorded impairment charges related to goodwill and intangible assets in 2011 of the $600.3 million, of which $596.7 million relates to the home respiratory therapy/home medical equipment reporting unit. See Note 1—Summary of Significant Accounting Policies—for additional details. Amortization expense was $4.5 million, $4.8 million and $47.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for each of the fiscal years ending December 31, is presented below:

Year Ending December 31,	(in thousands)
2012	$1,585
2013	744
2014	744
2015	744
2016	744
Thereafter	8,805

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	December 31,
	2011	2010
Series A-1 Notes	$700,000	$700,000
Series A-2 Notes	317,500	317,500
Amended ABL Facility	10,000	—
Capital lease obligations (see Note 10)	556	1,921

	1,028,056	1,019,421
Less: current maturities	(10,301)	(1,323)

	$1,017,755	$1,018,098

Series A-1 Notes and Series A-2 Notes. Series A-1 Notes and Series A-2 Notes were issued by the Company in May 2009 and August 2009, respectively. The Series A-1 Notes and the Series A-2 Notes bear interest at a rate equal to 11.25% per annum and 12.375% per annum, respectively. The indenture governing the Series A-1 Notes and the Series A-2 Notes, among other restrictions, limits the Company’s ability and the ability of its restricted subsidiaries to:

•	incur additional debt;

•	pay dividends and make other distributions;

•	make certain investments;

•	repurchase the Company’s stock;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of the Company’s subsidiaries to make dividends or other payments to us; and

•	transfer or sell assets.

Subject to certain exceptions, the indenture governing the Series A-1 Notes and the Series A-2 Notes permits the Company and its restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. The Series A-1 Notes are entitled to a priority of payment over the Series A-2 Notes in certain circumstances, including upon any acceleration of the obligations under the Series A-1 Notes, the Series A-2 Notes or any bankruptcy or insolvency event or default with respect to the Company or any guarantor of the Series A-1 Notes and the Series A-2 Notes.

The Series A-1 Notes and Series A-2 Notes will mature on November 1, 2014. On and after November 1, 2011, the Series A-1 Notes and Series A-2 Notes may be redeemed, in whole or in part, at the redemption prices described below:

Series A-1 Notes
Percentage
November 1, 2011	105.625%
November 1, 2012	102.813%
November 1, 2013 and thereafter	100.000%

Series A-2 Notes
Percentage
November 1, 2011	106.188%
November 1, 2012	103.094%
November 1, 2013 and thereafter	100.000%

Amended and Restated ABL Facility: On August 8, 2011, the Company entered into a senior secured asset-based revolving credit facility, or ABL Facility, with Bank of America, N.A., as administrative agent and collateral agent and a syndicate of financial institutions and institutional lenders. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital, the investment banking division of Barclays Bank PLC joint bookrunners. The ABL Facility amended and restated the Company’s prior senior secured asset-based revolving credit facility dated October 28, 2008, which provided for a revolving credit financing of up to $150.0 million.

The ABL Facility provides for revolving credit financing of up to $250.0 million, subject to borrowing base availability, with a maturity of the earlier of (a) five years and (b) 90 days prior to the earliest maturity of the Company’s outstanding Series A-1 Notes and Series A-2 Notes, and includes both a letter of credit and swingline loan sub-facility. The borrowing base at any time is equal to the sum (subject to certain reserves and other adjustments) of (i) 85% of eligible receivables, (ii) the least of (a) 85% of eligible self-pay accounts, (b) 10% of the borrowing base, (c) $25,000,000 and (d) the aggregate amount of self-pay accounts collected within the previous 90 days, (iii) the lesser of (a) 85% of eligible accounts invoiced but unpaid for more than 180 days but less than 360 days and (b) 10% of eligible accounts invoiced but unpaid for 180 days or less and (iv) the lesser of (a) 85% of the net orderly liquidation value of eligible inventory and (b) $35.0 million.

Borrowings under the Company’s ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 1/2 of 1% (“Base Rate”), plus an applicable margin (currently 1.00%) or (b) a LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin (currently 2.00%). The applicable margin for borrowings under the ABL Facility is subject to (a) 25 basis points step ups and step downs based on average excess availability under the ABL Facility and (b) a step down of 25 basis points based on achieving a consolidated fixed charge coverage ratio greater than 1.75 to 1.00. In addition to paying interest on outstanding amounts under the ABL Facility, a commitment fee is required to be paid, in respect of the unutilized commitments thereunder, ranging from 0.375% to 0.50% per annum, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high). Customary letter of credit fees are also payable equal to the applicable margin on LIBOR loans and other customary letter of credit and agency fees.

From time to time, the Company issues letters of credit in connection with its business, including commercial contracts, leases, insurance and workers’ compensation arrangements. If the holders of the Company’s letters of credit draw funds under such letters of credit, it would increase the Company’s outstanding senior secured indebtedness.

As of December 31, 2011, there were $10 million in outstanding borrowings under the ABL Facility, outstanding letters of credit totaled $21.1 million and additional availability under the ABL Facility, subject to the borrowing base, was $218.9 million. As of December 31, 2011, the available borrowing base did not constrain our ability to borrow the entire $218.9 million available borrowing capacity under the ABL Facility. At December 31, 2011, the Company was in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

As market conditions warrant, the Company and its major equity holders, including the Sponsor and its affiliates, may from time to time, depending upon market conditions, seek to repurchase the Company’s debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

Maturities of long-term debt and the ABL Facility are as follows:

Year Ending December 31,	(in thousands)
2012	$10,301
2013	240
2014	1,017,515
2015	—
2016	—
Thereafter	—

$1,028,056

Total cash paid for interest in the years ended December 31, 2011, 2010 and 2009 amounted to $119.7, $119.6 million and $122.7 million, respectively. Amounts accrued for interest totaled $20.1 million and $19.8 million at December 31, 2011 and 2010, respectively. All such amounts are classified in other accrued liabilities.

NOTE 8 — PROFIT INTEREST UNITS AND EQUITY COMPENSATION

Profit Interest Units: In November and December of 2008, BP Healthcare Holdings LLC (“BP Holdings”) and Sky LLC, parent entities of the Company affiliated with the Sponsor, granted equity units to the Company’s Chief Executive Officer and the Company’s Chief Financial Officer for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. In addition, in 2009, 2010 and 2011, Sky LLC (and following the Company’s reorganization in March 2010, Apria Holdings LLC) granted equity units to certain management employees for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. Profit interest units are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the employee’s requisite service period. These equity awards were issued in exchange for services to be performed.

BP Holdings granted the Company’s Chief Executive Officer 38,697,318 Class B units, all of which are subject to vesting terms based on either (i) continued service to BP Holdings or its subsidiaries and/or (ii) performance/market conditions.

•

Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 80% of the total Class B units. These units vest over four years starting on October 28, 2008 based on continued service, but will become fully vested on an accelerated basis either (x) upon a change in control while the Company’s Chief Executive Officer continues to provide services to BP Holdings or its subsidiaries or (y) if affiliates of the Sponsor receive cash proceeds in respect to 50% of their units in BP Holdings equal to at least 200% of their aggregate capital contributions in respect of such units while the Company’s Chief Executive Officer continues to provide services to BP Holdings or its subsidiaries. In addition, if the Company’s Chief Executive Officer’s services are terminated (a) by the Company without “cause” or (b) by the Chief Executive Officer as a result of “constructive termination,” an additional number of these time-vesting Class B units will vest equal to the number that would have vested over the 24-month period following the applicable termination date. Any of these time-vesting Class B units that are unvested on termination of the executive’s services will be forfeited.

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

Assumptions used were as follows:

Expected Asset Volatility(1)	23.0%
Risk Free Interest Rate(2)	2.24%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the constant maturity treasury rate (“CMT Rate”) as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2009 to December 31, 2011:

Class B Units
Balance at December 31, 2009	38,697,318
Granted	—
Exercised	—
Forfeited	—

Balance at December 31, 2010	38,697,318

Class B Units
Granted	—
Exercised	—
Forfeited	—

Balance at December 31, 2011	38,697,318

Vested units at December 31, 2011	23,218,391

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

•

Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 66 2/3% of the total Class B units. These units vest over 57 months starting on October 28, 2008 based on continued service, but will become fully vested on an accelerated basis upon a change in control while the Company’s Chief Financial Officer continues to provide services to Sky LLC or its subsidiaries. Any of these time-vesting Class B units that are unvested on termination of the executive’s services will be forfeited.

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

Assumptions used were as follows:

Expected Asset Volatility(1)	23.0%
Risk Free Interest Rate(2)	1.35%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimates.

The following table summarizes activity for profit interest units for the period December 31, 2009 to December 31, 2011:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2009	500,000	6,675,287	2,225,096
Exercised	—	—	—
Forfeited	—	—	—

Balance at December 31, 2010	500,000	6,675,287	2,225,096

Exercised	—	—	—
Forfeited	—	—	—

Balance at December 31, 2011	500,000	6,675,287	2,225,096

Vested units at December 31, 2011		2,892,335

There are no stated contractual lives for the A-2, B or C units.

Sky LLC (and following the Company’s reorganization in March 2010, Apria Holdings LLC) granted certain management employees 42,926,504 Class B units and 14,792,550 Class C units, all of which are subject to vesting terms based on either (i) continued service to Sky LLC or its subsidiaries or (ii) performance/market conditions.

•

Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 66 2/3% of the total Class B units. These units vest over five years starting on the later of (x) October 28, 2008 and (y) the date the employee commenced employment based on continued service, but will become fully vested on an accelerated basis upon a change in control while the employee continues to provide services to Sky LLC or its subsidiaries. Any of these time-vesting Class B units that are unvested on termination of the employee’s services will be forfeited.

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

Notwithstanding the vesting terms described above, if the employee voluntarily resigns (in the absence of “constructive termination”) on or prior to the second anniversary of the applicable grant date, then Sky LLC may require the forfeiture of any vested Class B or C units.

Assumptions used were as follows for the 2009 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	1.96%
Expected Life(3)	5.0 years

Assumptions used were as follows for the 2010 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.39%
Expected Life(3)	5.0 years

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.01%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2009 to December 31, 2011:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2009	2,075,000	37,280,029	12,426,676

Granted	—	4,383,975	1,945,041
Forfeited	—	(6,322,173)	(1,736,542)

Balance at December 31, 2010	2,075,000	35,341,831	12,635,175

Granted	—	7,676,577	2,558,862
Forfeited	(1,000,000)	(5,282,184)	(1,760,728)

Balance at December 31, 2011	1,075,000	37,736,224	13,433,309

Vested units at December 31, 2011	—	10,868,223	—

There are no stated contractual lives for the A-2, B or C units.

Pursuant to a reorganization the Company conducted in March 2010, units of Sky LLC were converted or exchanged into units of Apria Holdings LLC, its parent entity.

Apria Holdings LLC granted the new Board member, Mr. Zafirovski, 5,030,651 Class B units, all of which are subject to vesting terms based on either (i) continued service or (ii) performance/market conditions.

•

Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 33 1/3% of the total Class B units. These units vest over three years starting on the anniversary of the grant date, but will become fully vested on an accelerated basis upon a change in control while the director continues to provide services to Sky LLC or its subsidiaries. Any of these time-vesting Class B units that are unvested on termination of the director’s services will be forfeited; provided however, if Mr. Zafirovski’s service is terminated by the Company without “cause” or due to his death or disability, a pro-rata portion of the time-vesting Class B units that would have vested on the next anniversary of the grant date will vest.

•

Performance-Vesting Units. The remaining portion of the Class B units vest based on performance/market conditions. These units are divided into two categories, with vesting in each category based on the Company’s achievement of EBITDA (as defined in the Company’s credit agreement) targets and return on the investment of the Sponsor (defined as Blackstone Capital Partners V L.P. and its affiliates). The first category of the target-based Class B Units will vest if either of the following conditions is satisfied while Mr. Zafirovski continues to serve as a director (or within 24 months after termination by the Company of his service on the Board of Directors without cause): (1) the Company achieves a specified EBITDA target for each of fiscal year 2012 and fiscal year 2013; or (2) the Sponsor achieves a specified return on investment on or prior to December 31, 2014.

The second category of the target-based Class B Units will vest if both of the following conditions are satisfied while Mr. Zafirovski continues to serve as a director (or within 24 months after a termination by the Company of his service on the Board of Directors without cause): (1) the Company achieves a more challenging specified EBITDA target for either fiscal year 2012 or fiscal year 2013 (such year of achievement, the “Subject Year”); and (2) one of the following conditions is satisfied: (a) the Company achieves a more challenging specified EBITDA target for the fiscal year immediately succeeding the Subject Year; or (b) the Sponsor achieves a specified return on investment on or prior to December 31, 2014. The Company believes that the targets set for the target based Class B Units are reasonable, although neither automatically nor easily achieved.

The Class B units acquired by Mr. Zafirovski are similar to the other Class B units, except that the Class B units acquired by Mr. Zafirovski contain the following different economic terms than Holdings’ normal Class B Units: Mr. Zafirovski’s special Class B Units will not entitle him to receive any value per unit unless and until the value attributable to a regular Class B unit in Holdings exceeds $0.63 per unit, at which point Mr. Zafirovski’s special Class B Units will become entitled to receive $0.63 per unit and thereafter, will become entitled to receive the same amount as regular Class B Units.

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.01%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2010 to December 31, 2011:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2010	—	—	—

Granted	1,000,000	5,030,651	—

Balance at December 31, 2011	1,000,000	5,030,651	—

Vested units at December 31, 2011		—	—

Expense recorded related to profit interest units was $3.0 million, $4.1 million and $7.7 million in the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, total unrecognized profit interest compensation cost related to unvested profit interest units was $5.3 million, which is expected to be expensed over a weighted average period of 3.8 years.

NOTE 9 — INCOME TAXES

Income tax (benefit) expense consists of the following:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
(in thousands)
Current
Federal	$(4,369)	$158	$(5,912)
State	1,355	1,209	168

	(3,014)	1,367	(5,744)

Deferred
Federal	14,123	(8,133)	(1,575)
State	13,575	(1,146)	(1,119)

	27,698	(9,279)	(2,694)

	$24,684	$(7,912)	$(8,438)

The current income tax expense/(benefit) for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 includes a net tax benefit of $4.4 million, a net tax expense of $0.5 million and a net tax benefit of $5.7 million, respectively, relating to changes in the Company’s tax uncertainty accruals.

A reconciliation of the differences between income tax expense and an amount calculated utilizing the federal statutory rate is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
(in thousands)
Income tax expense at statutory rate	$(252,924)	$(8,870)	$(4,290)
Non-deductible goodwill impairment	78,589	—	—
Non-deductible expenses	816	712	778
State taxes, net of federal benefit and state loss carryforwards	(19,096)	(7)	3,342
Share-based compensation	1,053	1,437	2,679
Change in federal and state valuation allowance	220,534	(396)	(4,646)
Change in liability for unrecognized tax benefits	(4,348)	495	(5,660)
Other	60	(1,283)	(641)

	$24,684	$(7,912)	$(8,438)

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$24,413	$26,039
Overpayment reserve	4,287	3,180
Accruals	22,372	16,712
Accrued vacation	8,743	8,070
Asset valuation reserves	128	997
Net operating loss carryforward and tax credits	68,168	66,423
Book over tax depreciation	28,475	—
Tax deductible goodwill	72,017	—
Intangible assets	6,401	7,179
Tax benefits related to unrecognized state tax benefits and interest accrued	2,223	2,829
Other, net	8,002	7,161

	245,229	138,590
Less: valuation allowance	(224,511)	(3,977)

Total deferred tax assets	20,718	134,613
Deferred tax liabilities:
Subsidiary basis difference	(14,522)	(14,484)
Tax over book goodwill amortization	(8,349)	(35,510)
Trade names and other indefinite-lived intangibles	(178,993)	(201,208)
Tax over book depreciation	—	(15,053)
Deferred expenses	(1,567)	(1,324)
Debt issuance costs and related amounts	(9,838)	(12,250)
Definite-lived intangibles	(4,753)	(18,166)
Other, net	(2,753)	(1,333)

Total deferred tax liabilities	(220,775)	(299,328)

Net deferred tax liabilities	$(200,057)	$(164,715)

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes and tax losses and credit carryforwards. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

In determining the necessity and amount of a valuation allowance, all available information (both positive and negative) is considered and analysis is performed to determine the appropriate weight that should be afforded to available objective and subjective evidence. Cumulative losses in recent years are considered significant objective negative evidence which could result in the accrual of a valuation allowance against deferred tax assets.

For the three-year period ended December 31, 2011, the Company sustained a cumulative book loss after adjusting for non-recurring items. Therefore, the Company determined that it is more likely than not that substantially all of its net deferred tax assets (excluding deferred tax liabilities with an indefinite life) will not be realized. Accordingly, the Company increased its valuation allowance by $220.5 million from $4.0 million at December 31, 2010 to $224.5 million at December 31, 2011.

The valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the Company’s valuation allowance.

As of December 31, 2011, federal net operating losses (NOLs) of approximately $336.3 million are available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during calendar 2015 through 2031 tax years. A significant portion of these NOLs are subject to an annual utilization limitation as required by Section 382 of the Internal Revenue Code of 1986, as amended.

The Company’s current deferred tax assets decreased $47.2 million to $0.2 million at December 31, 2011 from $47.4 million at December 31, 2010. The Company’s non-current deferred tax liabilities decreased $11.9 million to $200.2 million at December 31, 2011 from $212.1 million at December 31, 2010.

The $47.2 million decrease in current deferred tax assets was primarily due to the accrual of valuation allowance against substantially all of our net deferred tax assets.

The $11.9 million decrease to non-current deferred tax liabilities was primarily due to recognition of deferred tax assets resulting from the goodwill; intangible asset; patient service equipment; and property, equipment and improvements impairment charges related to the Company’s home respiratory therapy/home medical equipment reporting unit. The benefit from recognizing these deferred tax assets was offset by the accrual of a valuation allowance against substantially all of the Company’s net deferred tax assets.

A reconciliation of the beginning and ending balances of the gross liability for unrecognized tax benefits at December 31, 2011, 2010 and 2009 is as follows:

(in thousands)	2011	2010	2009
Balance included in Income Taxes Payable and Other Non-Current Liabilities at January 1	$18,260	$20,255	$26,895
Balance included in Deferred Income Taxes at January 1	80,784	80,167	84,644

Total gross unrecognized tax benefits at January 1	99,044	100,422	111,539
Additions for tax positions related to the current year	401	583	1,238
Additions for tax positions related to prior years	794	4,066	3,763
Reductions for tax positions related to prior years	(3,715)	(4,747)	(13,557)
Settlements	(28)	(65)	(424)
Reductions due to lapse in statute of limitations	(9,265)	(1,215)	(2,137)

Total gross unrecognized tax benefits at December 31	$87,231	$99,044	$100,422

Total gross unrecognized tax benefits of $87.2 million is reflected on the Company’s December 31, 2011 balance sheet as follows: (a) $7.5 million included in Income Taxes Payable and Other Non-Current Liabilities and (b) $79.7 million included in Deferred Income Taxes.

The amount of unrecognized tax benefits which, if ultimately recognized, could affect the effective tax rate in a future period is $83.0 million as of December 31, 2011 and $87.4 million as of December 31, 2010. These amounts are net of applicable tax benefits and are inclusive of penalties and net interest of $1.6 million and $2.4 million as of December 31, 2011 and December 31, 2010, respectively.

As of December 31, 2011, the Company does not expect any material increases to its unrecognized tax benefits for the rolling 12-month period ending December 31, 2012.

As of December 31, 2011, it is reasonably possible that unrecognized tax benefits could decrease by $3.0 million within the rolling 12-month period ending December 31, 2012 related to various federal and state tax uncertainties. Ultimate realization of this decrease is dependent upon the occurrence of certain events (including the completion of audits by tax agencies and expiration of statutes of limitations).

Interest expense and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes. Gross interest and penalties of $2.3 million and $3.5 million are provided for within the liability for unrecognized tax benefits as December 31, 2011 and December 31, 2010, respectively.

The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations expiration dates. The Company’s calendar 2008 through 2011 tax years generally remain subject to examination by tax authorities. The Internal Revenue Service is auditing the Company’s calendar 2009 Federal income tax return. Additionally, certain state tax agencies are currently examining the tax years 2005 and forward.

Net income taxes refund received in 2011 and 2010 was $0.2 million and $0.8 million, respectively. Net income taxes paid in 2009 amounted to $0.6 million.

NOTE 10 — LEASES

The Company leases all of its facilities. Lease terms are generally ten years or less with renewal options for additional periods. The occasionally unused facility space is subleased when a lease buyout is not a viable option. Sublease income is recognized monthly and is offset against facility lease expense. Sublease income in the years ended December 31, 2011, 2010 and 2009 was $0.3 million, $0.6 million and $0.9 million, respectively. In addition, delivery vehicles and office equipment are leased under operating leases. Many leases provide that taxes, maintenance, insurance and other expenses are the responsibility of the Company. Rentals are generally increased annually by the Consumer Price Index, subject to certain maximum amounts defined within individual agreements. Net rent expense in the years ended December 31, 2011, 2010 and 2009 was $77.9 million, $78.8 million and $82.1 million, respectively.

For the years ended December 31, 2011 and 2010, no infusion pumps were acquired under a capital lease arrangement. For the year ended December 31, 2009, infusion pumps totaling $0.3 million were acquired under a capital lease arrangement, with a lease term of 60 months. Related amortization amounted to $1.5 million, $1.8 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following amounts for assets under capital lease obligations are included in property, equipment and improvements:

	December 31,
(in thousands)	2011	2010
Infusion pumps	$5,851	$5,855
Vehicles	245	265
Less accumulated depreciation	(5,585)	(4,134)

	$511	$1,986

Future minimum payments, by year and in the aggregate, required under capital lease obligations and noncancelable operating leases consist of the following at December 31, 2011:

(in thousands)	Capital Leases	Operating Leases
2012	$322	$67,486
2013	247	53,415
2014	15	37,559
2015	—	29,985
2016	—	20,716
Thereafter	—	18,760

	584	$227,921

Less interest included in minimum lease payments	(28)

Present value of minimum lease payments	556
Less current portion	(301)

	$255

NOTE 11 — EMPLOYEE BENEFIT PLANS

401(k) Savings Plan: The Company has a 401(k) defined contribution plan, whereby eligible employees may contribute up to 35% of their annual base earnings. The Company matches 25% of the first 8% of employee contributions. Total expenses related to the defined contribution plan were $3.4 million, $3.4 million and $3.2 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred Compensation Plan: A non-qualified deferred compensation plan is available for approximately 220 employees. The plan provides participants with the advantages of pre-tax contributions and tax deferred compounding of interest. Plan assets, which represent the fair market value of the investments, were $4.1 million and $3.3 million, and plan liabilities were $3.8 million and $3.3 million at December 31, 2011 and 2010, respectively.

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

Supplier Concentration: Currently, approximately 61.3% of purchases for patient service equipment and supplies are from five vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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

NOTE 13 — SEGMENTS

The Company has two operating segments and within these two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including transparental nutrition services and enteral nutrition services. The Company has two reportable operating segments (1) home respiratory therapy and home medical equipment and (2) home infusion therapy. The home respiratory therapy and home medical equipment segment provides services and equipment to assist patients with oxygen systems, sleep apnea, ambulation and general care around the home, as well as to provide respiratory medications and related services. The home infusion therapy segment primarily provides patients with pharmaceuticals and services prescribed in conjunction with the administration of nutrients or medication intravenously or through a gastrointestinal tube.

(in thousands)	Net Revenues
Operating Segment	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Home Respiratory Therapy and Home Medical Equipment	$1,176,581	$1,083,207	$1,169,609
Home Infusion Therapy	1,124,798	997,511	924,952

Total	$2,301,379	$2,080,718	$2,094,561

	EBIT
Operating Segment	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Home Respiratory Therapy and Home Medical Equipment (a)	$(696,569)	$(9,866)	$50,167
Home Infusion Therapy (b)	105,924	114,358	65,667

Total	$(590,645)	$104,492	$115,834

(a)	The 2011 EBIT for the home respiratory therapy/home medical equipment reporting unit includes the following non-cash impairment charges totalling $654.3 million:

(i) Goodwill impairment of $509.9 million;

(ii) Intangible asset impairment of $86.8 million ($56.4 million related to trade name and $30.4 million related to capitated relationships);

(iii) Patient Service Equipment impairment of $45.5 million; and

(iv) Property, equipment and improvements impairment of $12.1 million.

(b)	The 2011 EBIT for the home infusion therapy reporting unit includes $3.6 million of non-cash impairment charges related to our trade name intangible asset.

	Depreciation and Amortization
Operating Segment	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Home Respiratory Therapy and Home Medical Equipment	$116,194	$113,679	$151,287
Home Infusion Therapy	17,414	14,983	21,756

Total	$133,608	$128,662	$173,043

The Company’s Chief Operating Decision Maker (“CODM”) does not review assets assigned to segments. Therefore, such items are not reported in the table above.

Earnings before interest and taxes (“EBIT”). EBIT is a measure used by the Company’s management to measure operating performance. EBIT is defined as net income (loss) plus interest expense and income taxes. EBIT is not a recognized term under Generally Accepted Accounting Principles (“GAAP”) and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The following table provides a reconciliation from net (loss) income to EBIT:

(in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net loss (a)	$(747,324)	$(17,432)	$(3,820)
Interest expense, net (b)	131,995	129,836	128,092
Income tax expense (benefit)	24,684	(7,912)	(8,438)

EBIT	$(590,645)	$104,492	$115,834

(a)	Net loss for 2011 includes the non-cash impairment charges listed below based on the results of the Company’s 2011 annual impairment testing, the tax impact associated with the impairment charges and charges related to deferred tax valuation allowances. Except as noted, all of the impairment charges relate to the home respiratory therapy/home medical equipment reporting unit.

(i) Goodwill impairment of $509.9 million;

(ii) Trade name impairment of $60.0 million ($56.4 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $3.6 million of which relates to the home infusion therapy reporting unit);

(iii) Capitated relationships intangible asset impairment of $30.4 million;

(iv) Patient service equipment impairment of $45.5 million;

(v) Property, equipment and improvements impairment of $12.1 million;

(vi) Tax benefit relating to the goodwill, intangible and long-lived assets impairment of $166.9 million; and

(vii) Valuation allowance against net deferred tax assets of $220.5 million.

All of these items resulted in a $711.5 million increase in the net loss in fiscal 2011.

(b)	Reflects $132.6 of interest expense, net of $0.6 interest income for 2011. Reflects $130.8 million of interest expense, net of $1.0 million of interest income for 2010. Reflects $129.2 million of interest expense, net of $1.1 million of interest income for 2009.

Certain expenses that are not directly attributable to a product line are allocated based upon segment headcount.

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

Intelenet Agreement: In May 2009, the Company entered into the Master Service Agreement (“Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. On May 31, 2011, it was announced that an affiliate of the Sponsor, along with other shareholders of Intelenet, agreed to sell Intelenet to Serco Group PLC, an international services company. The transaction closed in July 2011, but the affiliate of the Sponsor may receive additional payments based on Intelenet’s performance through 2013. During the year ended December 31, 2011, the Company paid approximately $22.5 million to Intelenet.

Equity Healthcare Agreement: Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with the Company’s health benefit plans. In consideration for Equity Healthcare’s services, the Company will pay Equity Healthcare a fee of $2 per participating employee per month. As of December 31, 2011, the Company had approximately 8,400 employees enrolled in Equity Healthcare health benefit plans.

NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(in thousands)	First	Second	Third	Fourth (a)
2011
Net Revenues	$536,743	$576,348	$584,874	$603,414
Gross Profit	318,867	340,916	345,320	315,943
Operating Income (Loss)	898	20,147	21,827	(633,623)
Net Loss	$(21,024)	$(9,437)	$(4,687)	$(712,176)

(in thousands)	First	Second	Third	Fourth
2010
Net Revenues	$508,876	$518,178	$526,014	$527,650
Gross Profit	306,084	310,046	318,030	313,055
Operating Income	30,802	37,185	34,857	1,747
Net (Loss) Income	$(803)	$3,366	$(105)	$(19,890)

(a)	Net loss for 2011 includes the non-cash impairment charges listed below based on the results of the Company’s 2011 annual impairment testing, the tax impact associated with the impairment charges and charges related to deferred tax valuation allowances. Except as noted, all of the impairment charges relate to the home respiratory therapy/home medical equipment reporting unit.

(i) Goodwill impairment of $509.9 million;

(ii) Trade name impairment of $60.0 million ($56.4 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $3.6 million of which relates to the home infusion therapy reporting unit);

(iii) Capitated relationships intangible asset impairment of $30.4 million;

(iv) Patient service equipment impairment of $45.5 million;

(v) Property, equipment and improvements impairment of $12.1 million;

(vi) Tax benefit relating to the goodwill, intangible and long-lived assets impairment of $166.9 million; and

(vii) Valuation allowance against net deferred tax assets of $220.5 million.

All of these items resulted in a $711.5 million increase in the net loss in fiscal 2011.

NOTE 16 — FINANCIAL GUARANTEES

The Company conducts substantially all of its business through its subsidiaries. Substantially all of the Company’s 100% owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the Series A-1 Notes and Series A-2 Notes on a senior secured basis. The Guarantors also guarantee the Company’s ABL Facility. See also Note 7—Long-Term Debt.

The following condensed consolidated financial statements quantify the financial position as of December 31, 2011 and December 31, 2010, the operations for the years ended December 31, 2011, 2010 and 2009, and the cash flows for the years ended December 31, 2011, 2010 and 2009. These condensed consolidated financial statements present financial information for the parent issuer, the guarantor subsidiaries, the non-guarantor subsidiaries and consolidating adjustments, consisting of the entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

The Company accrued a valuation allowance of $224.5 million at December 31, 2011 since it determined that it is more likely than not substantially all of its net deferred tax assets will not be realized. The Company utilized all available information (including cumulative consolidated three-year loss information) to determine the necessity and amount of its valuation allowance at December 31, 2011.

The following condensed financial statements reflect an allocation of consolidated valuation allowance between the parent issuer and guarantor subsidiaries. Such allocation may not be reflective of the amount of valuation allowance which would be accrued if separate financial statements were prepared because certain guarantor subsidiaries have not sustained a cumulative three-year loss.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2011

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,552	$—	$475	$(14,931)	$29,096
Accounts receivable less allowance for doubtful accounts	—	336,396	816	—	337,212
Inventories	—	57,384	299	—	57,683
Deferred income taxes	443	(275)	—	—	168
Deferred expenses	—	3,681	—	—	3,681
Intercompany	340,259	515,672	—	(855,931)	—
Prepaid expenses and other current assets	1,262	22,653	12	—	23,927
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	1,095,516	935,511	1,602	(1,580,862)	451,767
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	166,764	5	—	166,769
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	43,760	39,761	247	—	83,768
GOODWILL	—	258,725	—	—	258,725
INTANGIBLE ASSETS, NET	400,000	85,366	—	—	485,366
DEFERRED DEBT ISSUANCE COSTS, NET	44,636	—	—	—	44,636
INVESTMENT IN SUBSIDIARIES	(203,080)	641	—	202,439	—
OTHER ASSETS	4,116	4,881	—	—	8,997

TOTAL ASSETS	$1,384,948	$1,491,649	$1,854	$(1,378,423)	$1,500,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,768	$141,491	$244	$(14,931)	$135,572
Accrued payroll and related taxes and benefits	14,614	54,420	183	—	69,217
Other accrued liabilities	20,103	46,225	786	—	67,114
Deferred revenue	—	28,649	—	—	28,649
Intercompany	233,398	622,533	—	(855,931)	—
Current portion of long-term debt	10,000	710,301	—	(710,000)	10,301

TOTAL CURRENT LIABILITIES	286,883	1,603,619	1,213	(1,580,862)	310,853
LONG-TERM DEBT, net of current portion	1,017,500	255	—	—	1,017,755
DEFERRED INCOME TAXES	152,043	48,182	—	—	200,225
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	8,122	42,673	—	—	50,795

TOTAL LIABILITIES	1,464,548	1,694,729	1,213	(1,580,862)	1,579,628
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	690,870	514,352	—	(514,352)	690,870
(Accumulated deficit) retained earnings	(770,470)	(717,432)	641	716,791	(770,470)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(79,600)	(203,080)	641	202,439	(79,600)

	$1,384,948	$1,491,649	$1,854	$(1,378,423)	$1,500,028

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2010

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125,137	$—	$407	$(16,407)	$109,137
Accounts receivable less allowance for doubtful accounts	—	281,917	881	—	282,798
Inventories	—	73,547	347	—	73,894
Deferred income taxes	3,748	43,683	—	—	47,431
Deferred expenses	—	3,061	—	—	3,061
Intercompany	344,992	256,742	—	(601,734)	—
Prepaid expenses and other current assets	2,757	17,313	151	—	20,221
Intercompany loan	360,000	—	—	(360,000)	—

TOTAL CURRENT ASSETS	836,634	676,263	1,786	(978,141)	536,542
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	169,858	20	—	169,878
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	38,818	44,887	188	—	83,893
GOODWILL	—	760,088	—	—	760,088
INTANGIBLE ASSETS, NET	460,000	118,957	—	—	578,957
DEFERRED DEBT ISSUANCE COSTS, NET	53,659	—	—	—	53,659
INTERCOMPANY RECEIVABLE	—	—	—	—	—
INVESTMENT IN SUBSIDIARIES	362,248	702	—	(362,950)	—
INTERCOMPANY LOAN	350,000	—	—	(350,000)	—
OTHER ASSETS	3,340	4,183	—	—	7,523

TOTAL ASSETS	$2,104,699	$1,774,938	$1,994	$(1,691,091)	$2,190,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$102,858	$186	$(16,407)	$86,637
Accrued payroll and related taxes and benefits	12,173	46,771	129	—	59,073
Other accrued liabilities	20,049	42,269	977	—	63,295
Deferred revenue	—	26,504	—	—	26,504
Intercompany	202,901	398,833	—	(601,734)	—
Current portion of long-term debt	—	361,323	—	(360,000)	1,323

TOTAL CURRENT LIABILITIES	235,123	978,558	1,292	(978,141)	236,832
LONG-TERM DEBT, net of current portion	1,017,500	350,598	—	(350,000)	1,018,098
DEFERRED INCOME TAXES	177,339	34,807	—	—	212,146
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	9,425	48,727	—	—	58,152

TOTAL LIABILITIES	1,439,387	1,412,690	1,292	(1,328,141)	1,525,228
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	688,458	447,926	—	(447,926)	688,458
(Accumulated deficit) retained earnings	(23,146)	(85,678)	702	84,976	(23,146)

TOTAL STOCKHOLDERS’ EQUITY	665,312	362,248	702	(362,950)	665,312

	$2,104,699	$1,774,938	$1,994	$(1,691,091)	$2,190,540

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2011

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$2,292,094	$9,285	$—	$2,301,379
Income from subsidiaries	191,619	—	—	(191,619)	—

TOTAL NET REVENUES	191,619	2,292,094	9,285	(191,619)	2,301,379
TOTAL COST OF NET REVENUES	—	975,391	4,942	—	980,333
Provision for doubtful accounts	—	69,228	323	—	69,551
Selling, distribution and administrative	216,093	1,198,137	2,789	(191,619)	1,225,400
Amortization of intangible assets	917	3,561	—	—	4,478
Non-cash impairment of property, equipment and improvements – home respiratory therapy/home medical equipment reporting unit	—	12,100	—	—	12,100
Non-cash impairment of goodwill and intangible assets ($596,668 related to the home respiratory therapy/home medical equipment reporting unit)	60,000	540,268	—	—	600,268

TOTAL COSTS AND EXPENSES	277,010	2,798,685	8,054	(191,619)	2,892,130
OPERATING INCOME	(85,391)	(506,591)	1,231	—	(590,751)
Interest expense	132,435	144	—	—	132,579
Interest income and other	(63,425)	62,132	603	—	(690)

INCOME (LOSS) BEFORE TAXES	(154,401)	(568,867)	628	—	(722,640)
Income tax expense (benefit)	(39,296)	63,980	—	—	24,684

NET INCOME (LOSS)	(115,105)	(632,847)	628	—	(747,324)
Equity in loss of subsidiaries, net of tax	(632,219)	628	—	631,591	—

NET (LOSS) INCOME ATTRIBUTABLE TO PARENT ISSUER	$(747,324)	$(632,219)	$628	$631,591	$(747,324)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2010

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$2,072,401	$8,317	$—	$2,080,718
Income from subsidiaries	250,208	—	—	(250,208)	—

TOTAL NET REVENUES	250,208	2,072,401	8,317	(250,208)	2,080,718
TOTAL COST OF NET REVENUES	—	829,223	4,280	—	833,503
Provision for doubtful accounts	—	70,539	320	—	70,859
Selling, distribution and administrative	216,565	1,098,037	2,559	(250,208)	1,066,953
Amortization of intangible assets	917	3,895	—	—	4,812

TOTAL COSTS AND EXPENSES	217,482	2,001,694	7,159	(250,208)	1,976,127
OPERATING INCOME	32,726	70,707	1,158	—	104,591
Interest expense	130,228	621	—	—	130,849
Interest income and other	(66,208)	64,733	561	—	(914)

(LOSS) INCOME BEFORE TAXES	(31,294)	5,353	597	—	(25,344)
Income tax (benefit) expense	(10,291)	2,379	—	—	(7,912)

NET (LOSS) INCOME	(21,003)	2,974	597	—	(17,432)
Equity in income of subsidiaries, net of tax	3,571	597	—	(4,168)	—

NET (LOSS) INCOME ATTRIBUTABLE TO PARENT ISSUER	$(17,432)	$3,571	$597	$(4,168)	$(17,432)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2009

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$2,087,326	$7,235	$—	$2,094,561
Income from subsidiaries	220,449	—	—	(220,449)	—

TOTAL NET REVENUES	220,449	2,087,326	7,235	(220,449)	2,094,561
TOTAL COST OF NET REVENUES	—	863,305	4,154	—	867,459
Provision for doubtful accounts	—	57,811	108	—	57,919
Selling, distribution and administrative	197,666	1,070,641	2,276	(220,449)	1,050,134
Amortization of intangible assets	832	2,884	—	—	3,716

TOTAL COSTS AND EXPENSES	198,498	1,994,641	6,538	(220,449)	1,979,228
OPERATING INCOME	21,951	92,685	697	—	115,333
Interest expense	128,363	837	—	—	129,200
Interest income and other	(71,820)	69,871	340	—	(1,609)

(LOSS) INCOME BEFORE TAXES	(34,592)	21,977	357	—	(12,258)
Income tax (benefit) expense	(15,132)	6,694	—	—	(8,438)

NET (LOSS) INCOME	(19,460)	15,283	357	—	(3,820)
Equity in income of subsidiaries, net of tax	15,640	357	—	(15,997)	—

NET (LOSS) INCOME ATTRIBUTABLE TO PARENT ISSUER	$(3,820)	$15,640	$357	$(15,997)	$(3,820)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2011

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(70,940)	$171,082	$197	$1,476	$101,815

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(16,320)	(146,634)	(129)	—	(163,083)
Proceeds from disposition of assets	—	166	—	—	166
Cash paid for acquisitions	(229)	(23,249)	—	—	(23,478)

NET CASH USED IN INVESTING ACTIVITIES	(16,549)	(169,717)	(129)	—	(186,395)

FINANCING ACTIVITIES
Proceeds from ABL Facility	10,000	—	—	—	10,000
Payments on other long-term debt	—	(1,365)	—	—	(1,365)
Debt issuance costs	(3,499)	—	—	—	(3,499)
Equity contribution	1,000	—	—	—	1,000
Cash paid on profit interest units	(1,597)	—	—	—	(1,597)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,904	(1,365)	—	—	4,539

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,585)	—	68	1,476	(80,041)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,137	—	407	(16,407)	109,137

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,552	$—	$475	$(14,931)	$29,096

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2010

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(24,895)	$125,863	$(4)	$(16,407)	$84,557

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(19,819)	(97,023)	(180)	—	(117,022)
Purchases of short term investments	(8,087)	—	—	—	(8,087)
Maturities of short term investments	31,761	—	—	—	31,761
Proceeds from disposition of assets	27	611	—	—	638
Cash paid for acquisitions	—	(2,401)	—	—	(2,401)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,882	(98,813)	(180)	—	(95,111)

FINANCING ACTIVITIES
Payments on other long-term debt	—	(1,725)	—	—	(1,725)
Change in book-cash overdraft included in accounts payable	—	(32,533)	—	—	(32,533)
Debt issuance costs	(4,122)	—	—	—	(4,122)
Cash paid on profit interest units	(92)	—	—	—	(92)

NET CASH USED IN FINANCING ACTIVITIES	(4,214)	(34,258)	—	—	(38,472)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,227)	(7,208)	(184)	(16,407)	(49,026)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,364	7,208	591	—	158,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,137	$—	$407	$(16,407)	$109,137

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2009

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES	$49,741	$119,426	$259	$—	$169,426

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(19,426)	(131,138)	(33)	—	(150,597)
Purchase of short-term investments	(37,554)	—	—	—	(37,554)
Maturities of short-term investments	13,881	—	—	—	13,881
Proceeds from disposition of assets	—	6,893	—	—	6,893
Cash paid for acquisitions	—	(1,279)	—	—	(1,279)

NET CASH USED IN INVESTING ACTIVITIES	(43,099)	(125,524)	(33)	—	(168,656)

FINANCING ACTIVITIES
Payments on Senior Secured Bridge Credit Agreement	(1,010,000)	—	—	—	(1,010,000)
Proceeds from ABL Facility	630	—	—	—	630
Payments on ABL Facility	(6,630)	—	—	—	(6,630)
Payments on other long-term debt	—	(2,856)	—	—	(2,856)
Proceeds from issuance of Series A-1 Notes	700,000	—	—	—	700,000
Proceeds from issuance of Series A-2 Notes	317,500	—	—	—	317,500
Change in book-cash overdraft included in accounts payable	—	7,902	—	—	7,902
Debt issuance costs related to Series A-1 and Series A-2 Notes	(19,039)	—	—	—	(19,039)
Debt issuance costs related to the ABL Facility	(207)	—	—	—	(207)
Equity contributions	2,075	—	—	—	2,075

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(15,671)	5,046	—	—	(10,625)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,029)	(1,052)	226	—	(9,855)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	159,393	8,260	365	—	168,018

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150,364	$7,208	$591	$—	$158,163

NOTE 17 — SUBSEQUENT EVENTS

The Company evaluated all subsequent events that occurred after the balance sheet date through the date and time the financial statements were issued.

APRIA HEALTHCARE GROUP INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$56,559	$69,551	$72,176	$53,934
Reserve for inventory and patient service equipment shortages	$1,186	$1,966	$1,491	$1,661
Year ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$39,927	$70,859	$54,227	$56,559
Reserve for inventory and patient service equipment shortages	$2,177	$1,545	$2,536	$1,186
Year ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$25,271	$57,919	$43,263	$39,927
Reserve for inventory and patient service equipment shortages	$6,091	$2,327	$6,241	$2,177

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. GAAP; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Our internal controls systems include the controls themselves, actions taken to correct deficiencies as identified, an organizational structure providing for division of responsibilities, careful selection and training of qualified financial personnel and a program of internal audits. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2011. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, non-accelerated filers are no longer required to provide the attestation report of the company’s registered public accounting firm after the transition period for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the individuals who are the members of our Board of Directors as well as information relating to the executive officers of Apria as of December 31, 2011 (ages are as of March 26, 2012).

Name	Age	Position
Norman C. Payson, M.D.	63	Executive Chairman of the Board of Directors; Chief Executive Officer
Daniel E. Greenleaf	47	Chief Operating Officer and President, Home Infusion Therapy Segment
Chris A. Karkenny	43	Executive Vice President and Chief Financial Officer
Harriet B. Albery	45	Executive Vice President, Sales
James G. Gallas	48	Executive Vice President and Chief Administrative Officer
Neil P. Simpkins	45	Director
Michael Dal Bello	40	Director
Patrick J. Bourke III	53	Director
Mike S. Zafirovski	58	Director

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

Daniel E. Greenleaf served as our Chief Operating Officer from November 2010 to April 2012 and as President of our Home Infusion Therapy Segment from April 2008. On March 14, 2012, we announced the realignment of management responsibilities for our operating segments. In connection with these changes, Mr. Greenleaf was appointed Chief Executive Officer of Coram, Inc., the principal operating subsidiary of our Home Infusion Therapy Segment. Prior to joining Apria in 2008, Mr. Greenleaf served as President and Chief Executive Officer of VioQuest Pharmaceuticals, Inc., a New Jersey-based biopharmaceutical company focused on the acquisition, development and commercialization of oncology drug therapies, from 2005 to 2007. Prior to his role at VioQuest Pharmaceuticals, Inc., Mr. Greenleaf was President of U.S. Operations for Celltech Biopharmaceuticals, a NYSE listed company prior to its sale to UCB Pharma Limited in 2004. Additional experience includes serving as Senior Vice President of Operations for Nabi Pharmaceuticals, and progressively more responsible management and executive-level positions with Schering-Plough Corporation, a global healthcare company, from 1992 to 2002. Mr. Greenleaf was a captain and navigator in the United States Air Force and served in Operation Desert Storm.

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

Harriet B. Albery was appointed Executive Vice President, Sales on May 16, 2011, after having led the Home Infusion Therapy Segment’s sales function since March of 2009. In this role, she was responsible for the sales and marketing efforts for both the Home Respiratory Therapy and Home Medical Equipment Segment and the Home Infusion Therapy Segment until the March 14, 2012 management realignment. Prior to joining us Ms. Albery held sales leadership and managed care positions with Walgreens’ Home Care and its predecessor company, Option Care, for six years, with her last position there being Vice President of Sales and Marketing for infusion and respiratory therapy home medical equipment. Her prior experience also includes five years at Coram Healthcare Corporation.

James G. Gallas served as our Executive Vice President and Chief Administrative Officer from April 2009 to January 2012. Prior to that, Mr. Gallas served as Principal in charge of KPMG’s Healthcare Revenue Cycle Management Practice from January 2009 to March 2009. From September 2005 to December 2008, Mr. Gallas served as Senior Vice President in charge of the Healthcare segment of BearingPoint, Inc., formerly KPMG Consulting, Inc., a global management and technology consulting company. From January 2000 to August 2005, Mr. Gallas served as Vice President in charge of BearingPoint, Inc.’s Healthcare Provider Practice. Mr. Gallas’s employment with the Company terminated on January 20, 2012.

Neil P. Simpkins became one of our directors immediately after the completion of the Merger in October 2008. Mr. Simpkins has served as a Senior Managing Director in the Private Equity Group of Blackstone since December 1999 and serves on the firm’s Private Equity Executive Committee. From 1993 until the time he joined Blackstone, Mr. Simpkins was a principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and the Asia Pacific region. He currently serves as Lead Director of TRW Automotive Inc. and as a director of Vanguard Health Systems, Inc., Team Health, Inc., Summit Materials, LLC and Emdeon, Inc.

Michael Dal Bello became one of our directors immediately after the completion of the Merger in October 2008. Mr. Dal Bello has been a Managing Director in the Private Equity Group of The Blackstone Group since December 2008 and was a Principal in this group from 2005 until 2008, and an Associate from 2002 until 2005. Prior to joining Blackstone, Mr. Dal Bello received an M.B.A. from Harvard Business School in 2002. Mr. Dal Bello serves on the Board of Directors of Alliant Insurance Services, Biomet, Inc., Catalent Pharma Solutions, Inc., LLC, Team Health, Inc., Emdeon, Inc. and Vanguard Health Systems, Inc.

Patrick J. Bourke III became one of our directors immediately after the completion of the Merger in October 2008. Mr. Bourke is a Senior Managing Director – Operating Partner in the Private Equity Group of Blackstone. Before joining Blackstone in 2008, Mr. Bourke was the Executive Vice President of Business Operations and Chief Re-engineering Officer of Travelport Limited. Prior to Travelport Limited, Mr. Bourke was a key executive at Perot Systems, Inc. where he held numerous management roles. Mr. Bourke started his career at Electronic Data Systems Corporation in their Systems Engineering Development program. Mr. Bourke served as a director of Intelenet Global Services Private Limited until July 2011.

Mike S. Zafirovski became one of our directors on October 3, 2011. Mr. Zafirovski also serves as a Senior Advisor to The Blackstone Group. Previously, Mr. Zafirovski served on the Board of Directors and was President and Chief Executive Officer of Nortel Networks Corporation from November 2005 to August 2009 and held several positions, including director, President and Chief Operating Officer at Motorola, Inc. from June 2000 to May 2005. Prior to joining Motorola, Mr. Zafirovski spent nearly 25 years with General Electric Company, where he served in various management positions, including President and Chief Executive Officer of five General Electric businesses in the consumer, industrial, and financial services areas. Mr. Zafirovski currently serves as a director of The Boeing Company and as Chairman of the Board of DJO Global, Inc.

There are no family relationships among any of our executive officers and directors.

Corporate Governance Matters

Background and Experience of Directors. When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, our Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above. In particular, the members of our Board of Directors considered the following important characteristics: (i) Messrs. Neil P. Simpkins, Michael Dal Bello, Mike S. Zafirovski and Patrick J. Bourke III have significant financial and investment experience from their involvement in Blackstone’s investment in numerous portfolio companies, particularly those in the healthcare industry, and have played active roles in overseeing those and other businesses and (ii) Norman C. Payson, M.D., the Chairman of our Board of Directors and our Chief Executive Officer, has extensive experience in the healthcare industry and in executive management.

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

Compensation Committee Interlocks and Insider Participation. Presently, our Board of Directors does not have a compensation committee. Since the Merger, all decisions about our executive compensation have been made by our Board of Directors. Dr. Payson, who is the Executive Chairman of our Board of Directors and our Chief Executive Officer, generally participates in discussions and deliberations of our Board of Directors regarding executive compensation. No other member of our Board of Directors was at any time during fiscal 2011, or at any other time, one of our officers or employees. We are parties to certain transactions with The Blackstone Group described in the “Certain Relationships and Related Transactions” section below. None of our executive officers has served as a director or member of a compensation committee, or other committee serving an equivalent function, of any entity, whose executive officers served as a director of our company.

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

Compensation Committee Report

Our entire Board of Directors performs equivalent functions of a compensation committee since we do not have a compensation committee. The Board of Directors has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Board of Directors approved the inclusion of the following Compensation Discussion and Analysis in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Submitted by the Board of Directors:

Norman C. Payson, M.D., Executive Chairman of the Board of Directors and Chief Executive Officer

Neil P. Simpkins, Director

Michael Dal Bello, Director

Patrick J. Bourke III, Director

Mike S. Zafirovski, Director

Compensation Discussion and Analysis

Introduction

Our executive compensation plan is designed to attract and retain individuals qualified to manage and lead our company and to also motivate them to contribute to achievement of our financial goals and ultimately create and grow our equity value.

Our named executive officers for 2011 were:

•	Norman C. Payson, M.D., our Executive Chairman of the Board of Directors and Chief Executive Officer;

•	Chris A. Karkenny, our Executive Vice President and Chief Financial Officer;

•	James G. Gallas, our Executive Vice President and Chief Administrative Officer;

•	Daniel E. Greenleaf, our Chief Operating Officer and President, Home Infusion Therapy Segment; and

•	Harriet B. Albery, our Executive Vice President, Sales.

Ms. Albery was promoted to the position of Executive Vice President, Sales on May 16, 2011.

On July 11, 2011, in connection with a realignment of certain management functions, Mr. Gallas ceased to oversee revenue management, information technology and certain related functions and assumed a special projects role during a transitional period, following which Mr. Gallas’s employment with us terminated effective as of January 20, 2012.

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

Compensation Determination Process

Presently, our Board of Directors does not have a compensation committee. Since the Merger, all decisions about our executive compensation have been made by our Board of Directors. In making initial compensation determinations with respect to our named executive officers following the Merger, our Board of Directors considered a number of variables, consistent with our executive compensation objectives, including individual circumstances related to each executive’s recruitment or retention. For example, compensation for each of Dr. Payson and Mr. Karkenny was determined as part of the negotiation of each executive’s employment agreement. Our Board of Directors decided to grant to Dr. Payson substantially greater equity incentive awards with vesting terms that differ from the terms applicable to our other senior executives in light of his role as our Executive Chairman of the Board of Directors and Chief Executive Officer and his substantially greater equity investment in our ultimate parent, BP Healthcare. In addition, in connection with the negotiation of Mr. Karkenny’s employment agreement, our Board of Directors considered the fact that he would be entitled to severance if he terminated his employment following the Merger pursuant to the terms of his then existing employment agreement and provided him with an overall compensation package, which included an increase in base salary and a grant of restricted equity units, intended to induce him to stay with us. The specific terms of each of Dr. Payson’s employment agreement and Mr. Karkenny’s employment agreement are discussed below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table—Employment Agreements.”

Since the Merger, our Board of Directors has not used any compensation consultants in making its compensation determinations. During 2011, our management engaged Mercer LLC to assist in assessing current market pay levels for bonus-eligible roles, gaining a clear understanding of how our current pay/rewards mix compares to market, establishing competitive and equitable pay levels, understanding employee compensation preferences, assessing job levels and internal consistency and reviewing overall compensation strategy with an eye towards optimizing total rewards. Our Board of Directors has not taken any action based on recommendations from Mercer.

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

Base salaries may be adjusted annually and, in certain circumstances, adjusted mid-year to deal with competitive pressures or changes in job responsibilities, in the sole discretion of our Board of Directors. On May 16, 2011, in connection with the increased responsibilities entailed by her promotion to Executive Vice President, Sales, our Board of Directors increased Ms. Albery’s annual salary from $240,308 to $350,000. Other than this increase in Ms. Albery’s base salary, our Board of Directors did not make any adjustments to any of our named executive officers’ base salaries in 2011.

Bonuses

Annual Cash Incentive Compensation. Annual cash incentive awards are available to our named executive officers under our annual Executive Bonus Plan in order to motivate our executive officers to achieve short-term performance goals and tie a portion of their cash compensation to performance.

Under our Executive Bonus Plan for 2011 (the “2011 Bonus Plan”), each named executive officer was eligible to earn a cash incentive award based on achievement of performance targets for 2011. These performance targets were determined by our Board of Directors early in the year, after taking into consideration Dr. Payson and Mr. Karkenny’s recommendations and our budget for the year. The potential amount of the cash incentive award was based on a percentage of the executive officer’s base salary during 2011. The following table illustrates the potential cash incentive awards for our named executive officers as a percentage of their base salaries.

	Threshold Bonus Opportunity	Target Bonus Opportunity (2)	Maximum Bonus Opportunity
Norman C. Payson, M.D.	50%	100%	200%
Chris A. Karkenny	50%	100%	200%
James G. Gallas	50%	100%	150%
Daniel E. Greenleaf (1)	50%	100%	200%
Harriet B. Albery	50%	100%	150%

(1)	On November 30, 2010, in connection with his promotion to the additional position of Chief Operating Officer, our Board of Directors increased Mr. Greenleaf’s maximum award under the 2011 Bonus Plan from 150% to 200% of his base salary. If Mr. Greenleaf had relocated to California on a permanent basis, he would have received no less than 100% of his target bonus for 2011.
(2)	The target bonus opportunity of 100% of base salary will be earned and payable only if performance significantly exceeds the budgeted targets for EBITDA and Free Cash Flow performance that were approved by our Board of Directors. If performance equals such budgeted targets, a bonus opportunity of 60% of base salary will be earned and payable.

In 2011, the cash incentive award opportunities were based on a company-wide Adjusted EBITDA target, an EBITDA target of the particular business for which the executive has primary responsibilities, an Adjusted Free Cash Flow target or a combination of one or more of these targets. The following table lists the performance metrics and relative weightings given thereto with respect to each of our named executive officers under the 2011 Bonus Plan. The weighting for Mr. Greenleaf was changed from 24% company-wide Adjusted EBITDA under the 2010 Bonus Plan to 80% for company-wide Adjusted EBITDA to better align his incentive with his position as Chief Operating Officer.

	Company-wide Adjusted EBITDA	Home Infusion Therapy Segment EBITDA (1)	Adjusted Free Cash Flow
Norman C. Payson, M.D.	80%	—	20%
Chris A. Karkenny	80%	—	20%
James G. Gallas	80%	—	20%
Daniel E. Greenleaf	80%		20%
Harriet B. Albery (2)	24%/80%	56%/0%	20%

(1)	Represents the EBITDA of the particular business for which the executive has primary responsibilities. For Ms. Albery, represents the EBITDA of our Home Infusion Therapy segment exclusive of the results of our Enteral business. This component applies to the first four months of the year prior to her promotion to Executive Vice President, Sales.
(2)	On May 1, 2011, in connection with her promotion to the position of Executive Vice President, Sales, the weighting for Ms. Albery’s incentive for the remaining eight months of the year was changed from 24% to 80% company-wide Adjusted EBITDA and from 56% to 0% Home Infusion Therapy segment EBITDA.

Company-wide Adjusted EBITDA, as used under the 2011 Bonus Plan, is calculated as Adjusted EBITDA (as calculated under the indenture governing the Notes), further adjusted for certain items approved by our Board of Directors, such as loss on disposition of assets and other, employee severance costs, employee relocation costs and other income including joint ventures. Adjusted Free Cash Flow, as used under the 2011 Bonus Plan, is calculated as Free Cash Flow (as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”), further adjusted for certain items approved by our Board of Directors, such as equity compensation expense, costs incurred related to initiatives (other than employee severance costs and employee relocation costs), the Sponsor monitoring fee and unbudgeted initiative capital expenditures. The EBITDA of our Home Infusion Therapy segment exclusive of the results of our Enteral business is calculated as earnings before interest, taxes, depreciation and amortization of our Home Infusion Therapy segment exclusive of the results of our Enteral business.

Under our 2011 Bonus Plan, no cash incentive award was to be made with respect to any performance metric unless our actual company-wide Adjusted EBITDA for 2011 was at least $226.9 million, or 90.76% of the target company-wide Adjusted EBITDA of $250 million. Payouts for the company-wide Adjusted EBITDA metric increase in linear progression from 50% to 60% of base salary for metric achievement between $226.9 million and $250 million and from 60% to 100% of base salary for metric achievement between $250 million and $287.4 million. No cash incentive award was to be made with respect to any performance metric unless actual achievement of that metric equaled at least the target that corresponds to company-wide Adjusted EBITDA achievement of $226.9 million. As set forth in the table below, 50% of the target cash incentive award amount with respect to each performance metric was to be paid if actual achievement of that metric equaled the target that corresponds to company-wide Adjusted EBITDA achievement of $226.9 million; 60% of the target cash incentive award amount with respect to each performance metric was to be paid if actual achievement of that metric equaled the target that corresponds to company-wide Adjusted EBITDA achievement of $250 million; and 100% of the target cash incentive award amount with respect to each performance metric was to be paid if actual achievement of that metric equaled the target corresponding to EBITDA achievement of $287.4 million. The maximum cash incentive award amount with respect to each performance metric was to be paid if actual achievement of that metric was 120% or above of the target corresponding to a 100% payout. Straight-line interpolation determines the cash payout for performance which falls between the threshold and target or between target and maximum.

	Company-wide Adjusted EBITDA	Home Infusion Therapy Segment Adjusted EBITDA	Adjusted Free Cash Flow
Threshold target for 50% payout	$226.9 million	$96.9 million	$(9.6 million	)
Budgeted target for 60% payout	$250 million	$99.5 million	$(19 million	)(2)
Target for 100% payout	$287.4 million	$108.4 million	n/a	(1)
Target for maximum payout (150% or 200%)	$344.88 million	$130.08 million	n/a	(1)

(1)	Our Board of Directors did not set an Adjusted Free Cash Flow target corresponding to company-wide Adjusted EBITDA achievement of $287.4 million or $344.88 million.

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

For 2011, our actual company-wide Adjusted EBITDA performance was $247.5 million, our actual Adjusted EBITDA performance for our Home Infusion Therapy segment exclusive of the results of our Enteral business was $113.2 million and our actual Adjusted Free Cash Flow performance was $(8.89) million. The company-wide Adjusted EBITDA actual performance achievement of $247.5 million was 99% of our targeted EBITDA of $250 million. The Home Infusion Therapy Adjusted EBITDA of $113.2 million was 113.8% of the targeted EBITDA of $99.5 million, and exceeded the $108.4 million target required for a 100% payout. The actual Adjusted Free Cash Flow performance of $(8.89) million was better than the ($19.2) million Adjusted Free Cash Flow expected for EBITDA achievement of $250 million. Accordingly, the board granted our named executive officers bonuses of 58.92% of their base salaries under the 2011 Bonus Plan, except that Ms. Albery was granted a bonus equal to the sum of (i) 87.68% of four months of her base salary earned during the year, (ii) 58.92% of her base salary earned for the remainder of the year and (iii) an additional discretionary amount of $30,000 to reflect her performance. Payouts on the Adjusted EBITDA metric will increase in linear progression from 50% to 60% of base salary for metric achievement between $226.9 million and $250 million, and therefore company-wide Adjusted EBITDA achievement of $247.5 million resulted in a 58.92% payout of base salary. The Adjusted Free Cash Flow performance metric payout is linked to the Adjusted EBITDA achieved, and therefore this payout was also 58.92% of base salary. For Ms. Albery, the first four months of her bonus were based 56% on the Home Infusion Therapy EBITDA performance, 24% on the company-wide Adjusted EBITDA performance and 20% on the Adjusted Free Cash Flow performance. Achievement of Home Infusion Therapy EBITDA of $113.2 million resulted in a payout of 100%, and achievement of company-wide Adjusted EBITDA resulted in a payout of 58.92%, for an overall EBITDA payout of 87.68%. The Adjusted Free Cash Flow is linked to the EBITDA performance, resulting in an Adjusted Free Cash Flow payout of 87.68% and an overall payout of 87.68% of four months of Ms. Albery’s salary earned during 2011. Based on these results, the payments to our named executive officers under our 2011 Bonus Plan will be as follows: Mr. Payson $441,883; Mr. Greenleaf $341,723; Mr. Karkenny $279,859; and Ms. Albery $240,862. These bonus payments were made to the named executive officers on March 9, 2012.

The performance metrics, target levels and formula for determining payout amounts under the 2012 Executive Bonus Plan have not yet been established.

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

Class A-2 Units of Holdings are equity interests in Holdings and have economic characteristics that are similar to those of shares of common stock in a corporation. Certain of our executives have made equity investments in Holdings by purchasing Class A-2 Units of Holdings. In addition, our Board of Directors granted to Mr. Karkenny Class A-2 Units of Holdings, subject to vesting terms, similar to restricted common stock in a corporation. Mr. Karkenny’s Class A-2 Units vest if an initial public offering or change of control occurs and the valuation of Class A-1 Units of Holdings implied by the transaction exceeds 110% of the aggregate capital contributions of affiliates of the Sponsor for the Class A-1 Units. Mr. Karkenny does not need to be employed at the time of the initial public offering or change in control to vest in his Class A-2 Units.

Class B and Class C Units of Holdings are limited liability company profits interests having economic characteristics similar to stock appreciation rights and representing the right to share in any increase in the equity value of Holdings that exceeds specified thresholds. For a Class B Unit, the threshold is the value of a Class A Unit on the grant date which generally was $1.00, so a Class B Unit generally has a value at any given time equal to the value of a Class A Unit minus $1.00. For a Class C unit, the threshold was $2.00, so a Class C Unit has a value at any given time equal to the value of a Class A Unit minus $2.00. Some Class B Units have a higher threshold representing the estimated fair value of a Class A Unit on the applicable grant date.

The Class B Units of Holdings are divided into a time-vesting portion (2/3 of the Class B Units granted) and a performance-vesting portion (1/3 of the Class B Units granted). All Class C Units are performance-vesting. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table—Terms of Equity Award Grants—Equity Units of Holdings Granted to Our Named Executive Officers (Other than Our Chief Executive Officer)” below for a discussion of the vesting and other terms of these equity units.

Our Board of Directors granted to Dr. Payson 38,697,318 Class B units of BP Healthcare in November 2008 with a grant date fair value of $13.9 million. These Class B Units are economically equivalent to the Class B Units of Holdings. These Class B Units are 80% time-vesting and 20% performance-vesting. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table—Terms of Equity Award Grants—Equity Units of BP Healthcare Granted to Our Chief Executive Officer.” The Class B Units of BP Healthcare granted to Dr. Payson are designed to incentivize him to remain in our service and motivate him to focus on efforts that will increase the value of our equity over the long term.

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

Subsequent to these initial grants of equity awards, our Board of Directors has not made additional grants of equity awards to our named executive officers other than grants on September 10, 2010 and December 15, 2010 to Mr. Greenleaf and on September 10, 2010 and May 31, 2011 to Ms. Albery of Class B Units and Class C Units of Holdings. The September 10, 2010 grants consisted of 290,230 Class B Units with a grant date fair value of $0.1 million and 96,743 Class C Units with a grant date fair value of $0.03 million for Mr. Greenleaf and 145,115 Class B Units with a grant date fair value of $0.1 million and 48,372 Class C Units with a grant date fair value of $0.02 million for Ms. Albery, and were made to recognize Mr. Greenleaf, Ms. Albery and other Home Infusion Therapy top management for exceeding year-to-date financial expectations for the Home Infusion Therapy segment and serve as an additional long-term retention incentive for these executives. The December 15, 2010 grants to Mr. Greenleaf consisted of 872,193 Class B Units with a grant date fair value of $0.4 million and 290,731 Class C Units with a grant date fair value of $0.1 million and were made in connection with Mr. Greenleaf’s promotion to the additional position of Chief Operating Officer. The May 31, 2011 grants to Ms. Albery consisted of 1,015,805 Class B Units with a grant date fair value of $0.6 million and 338,602 Class C Units with a grant date fair value of $0.1 million and were made in connection with Ms. Albery’s promotion to Executive Vice President, Sales.

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

Under our 401(k) savings plan, we match a portion of the funds set aside by the employee. At no cost to the employee, during 2011, we provided $50,000 in basic life and accident insurance coverage and $100,000 in business travel accident insurance to certain members of management, including the named executive officers. Other employees receive $10,000 in basic life and accident insurance coverage and $100,000 in business travel accident insurance. The employee may also select supplemental life and accident insurance, for a premium to be paid by the employee.

Supplemental Executive Benefits and Perquisites

We provide a nonqualified deferred compensation plan and modest perquisites which are also intended to attract and retain executives. The deferred compensation plan is intended to promote retention by providing to participants a long-term savings opportunity on a tax-efficient basis and is accomplished with only a modest administrative cost to us, as the employees’ deferrals are not matched by us. Under the deferred compensation plan, participants may defer certain portions of their salary, annual bonus and annual 401(k) savings plan refund offset amount, as more fully explained in the narrative following the Nonqualified Deferred Compensation for 2011 Table below.

Our named executive officers also receive modest perquisites provided or reimbursed by us. These perquisites include supplemental long-term disability coverage, executive medical and dental benefits and transportation-related benefits. In addition, we provide Mr. Greenleaf with a furnished corporate apartment in California in lieu of reimbursing for hotel expenses when he attends meetings at our primary office in Lake Forest. We provide these perquisites because they are cost-effective and promote retention and recruitment. These perquisites are reflected in the All Other Compensation column of the Summary Compensation Table and the accompanying footnote.

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

Each of our named executive officers (other than Mr. Gallas, who has resigned from his employment with us) has a severance arrangement with us either as part of his employment agreement or as a separate severance agreement. Under the terms of these severance arrangements, each named executive officer is entitled to severance benefits if he is terminated by us without cause or by him or her as a result of constructive termination or for good reason, as applicable. In connection with Mr. Gallas’s resignation, we entered into a general release of claims agreement with Mr. Gallas pursuant to which we agreed to pay him severance compensation. In addition, Messrs. Karkenny and Greenleaf have separate noncompetition agreements with us. These agreements provide for additional payments upon a termination of the executive’s employment by us without cause or by the executive for good reason, in each case, during a specified period.

The severance payments under these agreements are contingent upon the affected executive’s compliance with the post-termination restrictive covenants contained therein. See “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control—Severance Arrangements” for descriptions of these agreements.

Summary Compensation Table

The following table provides summary information concerning compensation to or on behalf of our named executive officers for services rendered to us during 2009, 2010 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Non-Equity Incentive Plan Compensation (1) ($)	All Other Compensation (3)($)	Total ($)
Norman C. Payson, M.D. Executive Chairman of the Board of Directors and Chief Executive Officer	2011 2010 2009	752,060 752,060 752,060	— 375,001 —	— —	441,883 — 825,175	12,628 12,623 13,737	1,206,571 1,139,684 1,590,972

Chris A. Karkenny Executive Vice President and Chief Financial Officer	2011 2010 2009	476,305 476,305 476,305	— 237,501 2,100,000	— — —	279,859 — 514,173	13,711 12,918 13,273	769,875 726,724 3,103,751

James G. Gallas Executive Vice President and Chief Administrative Officer	2011 2010 2009	552,764 539,928 396,635	— 269,062 412,500	— 685,039	— — 284,555	22,859 16,828 67,452	575,623 825,818 1,846,181

Daniel E. Greenleaf Chief Operating Officer and President, Home Infusion Therapy Segment	2011 2010 2009	581,593 490,597 476,305	— 667,000 —	— 639,333 1,219,933	341,722 — 617,019	132,891 18,609 69,633	1,056,206 1,815,539 2,382,890

Harriet B. Albery Executive Vice President, Sales	2011	309,429	30,000	697,520	210,862	2,409	1,250,220

(1)	Amounts included in this column for 2011 reflect bonus payments under the 2011 Bonus Plan. See the discussion under “Compensation Discussion and Analysis—Compensation Elements—Bonuses.”
(2)	Amounts included in this column reflect the aggregate grant date fair value of Class B Units and Class C Units of Holdings granted during 2011, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”), excluding the effect of estimated forfeitures, utilizing the assumptions discussed in Note 8 to our financial statements for the year ended December 31, 2011. With respect to the performance-vesting Class B Units and Class C Units, the estimate of the grant date fair value determined in accordance with FASB ASC Topic 718 assumes the vesting of 100% of the units awarded. The values of the performance-vesting Class B and Class C Units at the grant date assuming achievement of the highest performance conditions are not determinable because there are no maximum performance conditions under the terms of Class B and Class C Units. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table —Terms of Equity Awards—Equity Units of Holdings Granted to Our Named Executive Officers Other than Our Chief Executive Officer.”
(3)	Amounts reported in this column for each of the named executive officers include the premiums paid by us on behalf of the executive officer for executive long-term disability. In addition, they include:

•	For Mr. Payson – premiums paid by us on behalf of Mr. Payson for the executive medical insurance and executive dental insurance coverage;

•

For Mr. Karkenny – premiums paid by us on behalf of Mr. Karkenny for the executive medical insurance and executive dental insurance coverage and gas card/toll road fees paid by us and the related amount of tax gross-up;

•

For Mr. Gallas – premiums paid by us on behalf of Mr. Gallas for the executive medical insurance and executive dental insurance coverage and gas card fees paid by us and the related amount of tax gross-up; and

•

For Mr. Greenleaf – corporate apartment rental expenses in the amount of $69,996, premiums paid by us on behalf of Mr. Greenleaf for the executive medical insurance and executive dental insurance coverage, gas card fees paid by us and the related amount of tax gross-up and travel expenses related to bringing his family to California on three occasions during the year and the related amount of tax gross-up.

Each perquisite was valued at the actual amount paid to the provider by us on behalf of the named executive officer.

Grants of Plan-Based Awards in 2011

The following table provides supplemental information relating to grants of plan-based awards made to our named executive officers during 2011.

Name	Grant Date	Approval Date	Type of Award	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (3) (#)	Grant Date Fair Value of Stock and Option Awards (4) ($)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (2) (#)	Maximum (#)
Norman C. Payson, M.D.				375,000	750,000	1,500,000
Chris A. Karkenny				237,500	475,000	950,000
James G. Gallas				275,625	551,250	826,875
Daniel E. Greenleaf				290,000	580,000	1,160,000
Harriet B. Albery				153,906	307,811	461,717
	5/31/11	5/10/11	Class B					338,601		677,204	558,693
	5/31/11	5/10/11	Class C					338,602			138,827

(1)	Reflects possible payouts under our 2011 Bonus Plan. See “Compensation Discussion and Analysis—Compensation Elements—Bonuses—Annual Cash Incentive Compensation” for a discussion of threshold, target and maximum cash incentive compensation payouts.
(2)	Reflects the number of performance-vesting Class B Units and Class C Units of Holdings granted during 2011.
(3)	Reflects the number of time-vesting Class B Units of Holdings granted during 2011.
(4)	Represents the aggregate grant date fair value of Class B Units or Class C Units, as applicable, calculated in accordance with FASB ASC Topic 718, utilizing the assumptions discussed in Note 8 to our financial statements for the year ended December 31, 2011. With respect to the performance-vesting Class B Units and Class C Units which are reflected under “Estimated Future Payouts Under Equity Incentive Plan Awards,” the estimate of the grant date fair value determined in accordance with FASB ASC Topic 718 assumes the vesting of 100% of the units awarded.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011

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

Notwithstanding the foregoing, the agreement provided that, in the event Mr. Karkenny terminated his employment with Apria, other than his resignation as a result of a “constructive termination”, or upon his death or disability, in each case prior to March 31, 2010, he would have been required to pay to Apria the amount by which $2,100,000 exceeds the product of (x) $140,000 and (y) the number of full months following January 1, 2009 that he was continuously employed by Apria.

Termination Provisions

Generally, either party may terminate Mr. Karkenny’s employment agreement at any time, but Mr. Karkenny must provide 30 days advance written notice to Apria of his resignation. See “Potential Payments Upon Termination or Change-in-Control—Severance Arrangements” for a description of the severance provisions related to Mr. Karkenny’s termination of employment.

James G. Gallas

Apria entered into an offer letter, dated March 10, 2009, with Mr. Gallas pursuant to which Mr. Gallas served as our Chief Administrative Officer. Mr. Gallas’s employment with Apria was on an “at-will” basis. His offer letter contained the terms summarized below.

Compensation Arrangements

•	base salary at the annual rate of $525,000, subject to merit based wage adjustments consistent with other senior executives under our wage administration policy;

•	target annual bonus award of 100% of base salary (and a maximum bonus award of 150% of base salary), with a guaranteed minimum bonus of $262,500 for the plan year 2009.

•

a sign-on bonus of $150,000, a portion of which would have been required to be refunded to Apria on a ratable basis if he voluntarily terminated his employment or was terminated for misconduct before completing 24 months of employment;

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

Termination Provisions

We also entered into a severance agreement, dated March 10, 2009, with Mr. Gallas. See “Potential Payments Upon Termination or Change-in-Control—Severance Arrangements” for a description of the severance arrangement agreed to in connection with Mr. Gallas’s termination of employment on January 20, 2012.

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

•

eligibility for equity award grants equal to 0.15% of the fully diluted ownership of Holdings to consist of 872,193 Class B Units of Holdings and 290,731 Class C Units of Holdings (in addition, if Mr. Greenleaf relocated his principal residence to California on a permanent basis during 2011 or if there was a change of control of the company prior to any such relocation, Mr. Greenleaf would have received another 0.15% of the fully diluted ownership of Holdings at that time);

•	participation in our employee benefit plans; and

•

eligibility for payment by Apria of $10,856 per month for a furnished home in California for a minimum period of approximately twelve months pending the possible relocation of his principal residence to be proximal to our headquarters in Lake Forest, California and, prior to such relocation, reimbursement of reasonable costs for Mr. Greenleaf’s spouse and children to travel periodically between Denver, Colorado and California. The terms described in the preceding sentence reflect the benefits actually provided to Mr. Greenleaf by Apria, which were provided in lieu of benefits described in his amended and restated employment agreement, which provided for a housing allowance of $5,000 per month for a six-month period.

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

Harriet B. Albery

In connection with her promotion to the position of Executive Vice President, Sales, Ms. Albery’s severance agreement was amended and restated effective as of May 16, 2011. Ms. Albery’s employment with Apria is on an “at-will” basis. Her severance agreement contains the terms summarized below.

Compensation Arrangements

•	base salary at the annual rate of $350,000, subject to increases from time to time by Apria;

•	target annual bonus award of 100% of base salary (and a maximum award of 150% of base salary);

•

eligibility for equity award grants equal to 17.5 basis points of the fully diluted ownership of Holdings to consist of 1,015,805 Class B Units of Holdings and 338,602 Class C Units of Holdings (which are in addition to the 145,115 Class B Units of Holdings and 48,372 Class C Units of Holdings that Ms. Albery held prior to her promotion); and

•	participation in our employee benefit plans.

Termination Provisions

Generally, either party may terminate Ms. Albery’s employment at any time, by giving the other party at least 30 days advance written notice. In connection with her promotion to the position of Executive Vice President, Sales, Ms. Albery’s severance agreement was amended to provide that, upon the termination of her employment without “cause” or for “good reason” (as such terms are defined in her severance agreement), she will be entitled to receive, subject to her compliance with a noncompetition and non-solicitation agreement, severance payments in an aggregate amount equal to one times the sum of (1) her annual base salary at the rate in effect at the time of termination, (2) her average annual bonus paid or payable with respect to the two most recently completed fiscal years and (3) her annual cost to obtain medical, dental and vision insurance under COBRA. Her previous severance agreement did not include a bonus component in her severance payment calculation. See “Potential Payments Upon Termination or Change-in-Control—Severance Arrangements” for a description of the severance provisions related to Ms. Albery’s termination of employment.

Terms of Equity Awards

Equity Units of BP Healthcare Granted to Our Chief Executive Officer

Vesting Terms

The Class B Units of BP Healthcare granted to our Chief Executive Officer are 80% time-vesting and 20% performance-vesting. The time-vesting units vest over four years starting on October 28, 2008 in quarterly tranches but will become fully vested on an accelerated basis either (x) upon a change in control while he continues to provide services to us or (y) if affiliates of the Sponsor receive cash proceeds in respect of 50% of their units in BP Healthcare equal to at least 200% of their aggregate capital contributions in respect of such units while he continues to provide services to us. In addition, if his services are terminated (a) by us without “cause” or (b) by him as a result of “constructive termination,” an additional number of these time-vesting Class B Units will vest equal to the number that would have vested over the 24-month period following the applicable termination date. Any of these time-vesting Class B Units that are unvested on termination of his services will be forfeited.

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

Outstanding Equity Awards at 2011 Fiscal-Year End

The following table provides information regarding outstanding equity awards made to our named executive officers as of December 31, 2011. The equity awards held by Dr. Payson are Class B Units of BP Healthcare, and the equity awards held by the other named executive officers are Class B and Class C Units of Holdings.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (2) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Norman C. Payson, M.D.	11/24/2008	7,739,464	(5)	7,739,463	(5)
Chris A. Karkenny	12/19/2008	1,557,568	(5)	4,950,189	(5)
James G. Gallas	4/29/2009	706,226	(5)	1,412,452	(5)
Daniel A. Greenleaf	(3)	1,616,415	(5)	3,290,274	(5)
Harriet B. Albery	(4)	981,945	(5)	1,354,407	(5)

(1)	Reflects time-vesting Class B Units that have not vested. The following provides information with respect to the vesting schedule of the time-vesting Class B Units that have not vested as of December 31, 2011:

•	Dr. Payson – 1,934,866 units vest every three months starting on January 28, 2011 until all of them vest on October 28, 2012.

•	Mr. Karkenny – 222,510 units vest every three months starting on January 28, 2011 until all of them vest on July 28, 2013.

•	Mr. Gallas – 70,623 units vest every three months starting on January 29, 2011 until all of them vest on April 29, 2014.

•

Mr. Greenleaf – For the units granted on March 11, 2009, 125,766 units vest every three months starting on January 28, 2011 until all of them vest on October 28, 2013. For the units granted on September 10, 2010, 38,697 units vested on September 10, 2011 and 9,674 units will vest every three months starting on December 10, 2011 until all of them vest on September 10, 2015. For the units granted on December 15, 2010, 116,292 units vested on December 15, 2011 and 29,073 units will vest every three months starting on March 15, 2012 until all of them vest on December 15, 2015.

•

Ms. Albery – For the units granted on March 11, 2009, 29,023 units vest every three months starting on January 28, 2011 until all of them vest on October 28, 2013. For the units granted on September 10, 2010, 19,349 units vested on September 10, 2011 and 4,837 units will vest every three months starting on December 10, 2011 until all of them vest on September 10, 2015. For the units granted on May 31, 2011, 135,441 units will vest on May 31, 2012 and 33,860 units will vest every three months starting on August 31, 2012 until all of them vest on May 31, 2016.

Vesting will be accelerated under specified events while the executive continues to provide services to us, as described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table—Terms of Equity Awards.”

(2)	Reflects performance-vesting Class B Units and Class C Units and, with respect to Mr. Karkenny, Class A-2 Units. The terms of these performance-vesting units are described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table—Terms of Equity Awards.”
(3)	Mr. Greenleaf received grants of equity awards on March 11, 2009, September 10, 2010 and December 15, 2010.
(4)	Ms. Albery received grants of equity awards on March 11, 2009, September 10, 2010 and May 31, 2011.
(5)	Because there was no public market for Class B Units of Holdings and BP Healthcare or the Class C Units of Holdings as of December 31, 2011, the market values of such units are not determinable. For purposes of FASB ASC Topic 718, the grant date fair value of Dr. Payson’s Class B Units was $0.36 per unit, the grant date fair value of Mr. Karkenny’s Class A-2, Class B and Class C Units were $0.75 per unit, $0.35 per unit and $0.15 per unit, respectively, and the grant date fair value for Messrs. Gallas and Greenleaf and Ms. Albery’s 2009 Class B and Class C units were $0.28 per unit and $0.13 per unit. Mr. Greenleaf’s and Ms. Albery’s 2010 Class B and Class C units had a grant date fair value of $0.44 per unit and $0.33 per unit. Ms. Albery’s 2011 Class B and Class C units had a grant date fair value of $0.55 per unit and $0.41 per unit.

Option Exercises and Stock Vested in 2011

The following table provides information regarding the number of equity units that vested for our named executive officers during 2011. The equity units are Class B Units of BP Healthcare for Dr. Payson and Class B Units of Holdings for the other named executive officers.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Norman C. Payson, M.D.	7,739,464	(1)
Chris A. Karkenny	890,039	(1)
James G. Gallas	282,490	(1)
Daniel A. Greenleaf	667,729	(1)
Harriet B. Albery	140,278	(1)

(1)	Because there was no public market for the Class B Units of Holdings and BP Healthcare as of the vesting dates, the market values of such units are not determinable. For purposes of FASB ASC Topic 718, the grant date fair value of Dr. Payson’s Class B Units was $0.36 per unit, the grant date fair value of Mr. Karkenny’s Class B Units was $0.35 per unit and the grant date fair value for Messrs. Gallas and Greenleaf and Ms. Albery’s 2009 Class B units was $0.28 per unit. Mr. Greenleaf’s and Ms. Albery’s 2010 Class B units had a grant date fair value of $0.44 per unit. Ms. Albery’s 2011 B units had a grant date fair value of $0.55 per unit.

Pension Benefits for 2011

We do not offer pension benefits to our named executive officers.

Nonqualified Deferred Compensation for 2011

The following table provides information regarding activity in our nonqualified deferred compensation plan for the named executive officers during 2011.

Name	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (1) ($)
Norman C. Payson, M.D.	—	—	—	—	—
Chris A. Karkenny	—	—	—	—	—
James G. Gallas	—	—	—	—	—
Daniel A. Greenleaf	123,709	—	(1,735)	—	196,113
Harriet B. Albery		—	—	—	—

(1)	The amount in the Executive Contributions in Last FY column was reported in the Summary Compensation Table in the Salary column. The amount in the Aggregate Earnings in Last FY column has not been included in the Summary Compensation Table. Of the amount in the Aggregate Balance at Last FYE column, $68,285 was included in the Summary Compensation Tables for previous years.

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

Potential Payments Upon Termination or Change-in-Control

The following table describes the potential payments and benefits that would have been payable to our named executive officers under existing plans and contractual arrangements assuming (1) a termination of employment and (2) a change of control occurred on December 31, 2011. We have also separately described the amounts we agreed to pay to Mr. Gallas pursuant to the general release of claims agreement, dated as of January 20, 2012, which were consistent with the amounts to which he has entitled pursuant to his executive severance agreement.

The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the named executive officers. These include accrued salary, distributions of plan balances under our 401(k) savings plan and distributions of plan balances under the non-qualified deferred compensation plan. Furthermore, the amounts shown in the table do not include amounts that may be payable to a named executive officer upon the sale or purchase of his vested equity units pursuant to the exercise of the put or call rights described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table—Terms of Equity Awards.”

Name	Unpaid Annual Bonus ($)	Cash Severance Payment ($) (1)	Continuation of Group Health Plans ($) (2)	Total Termination Benefits (Excluding Accelerated Vesting of Equity Awards) ($) (3)
Norman C. Payson, M.D. Without Cause or as a result of Constructive Termination	441,883	—	14,924	456,807
Chris A. Karkenny Without Cause or as a result of Constructive Termination	279,859	2,650,000	27,366	2,957,225
Daniel A. Greenleaf Without Cause or with Good Reason	—	3,111,928	—	3,111,928
Harriet B. Albery Without Cause or with Good Reason	—	489,406	—	489,406

(1)	Cash severance payment includes the following:

•

Mr. Karkenny — (1) two times the sum of (x) his annual base salary rate of $475,000 and (y) his target annual bonus of $475,000 and (2) only in the event there has been a change of control within the preceding two years, $750,000 payable under the noncompetition agreement we entered into with him prior to the Merger;

•

Mr. Greenleaf — (1) two times the sum of (x) his annual base salary rate of $580,000, (y) his target annual bonus of $580,000 and (z) an amount equal to the annual cost of providing him with a continuation of medical, dental and vision insurance under COBRA, including the cost of his participation in the senior executive medical and dental programs ($20,964) and (2) only in the event there has been a change of control within the preceding two years, $750,000 payable under the noncompetition agreement we entered into with him prior to the Merger; and

•

Ms. Albery — (1) one times her annual base salary rate of $350,000, (2) the average of her actual bonus for 2009 and 2010 ($134,320) and (3) an amount equal to the annual cost of providing her with a continuation of medical, dental and vision insurance under COBRA ($5,086).

(2)	Reflects the cost of providing the executive officer with a continuation of medical, dental and vision insurance under COBRA, including the cost of his participation in the senior executive medical and dental programs, for one year after termination in the case of Dr. Payson and for two years after termination in the case of Mr. Karkenny. We have included such costs because notwithstanding the specific contractual provisions in the applicable named executive officer’s employment agreement or severance agreement, we would pay out such amounts in the event the named executive officers were terminated under the scenarios illustrated in the table above.
(3)	If Dr. Payson were terminated by us without cause or by him as a result of constructive termination, an additional number of his time-vesting Class B Units of BP Healthcare equal to the number that would have vested over the 24-month period following the termination date would become immediately vested. Total termination benefits for Dr. Payson excludes the market value of 7,739,464 such unvested time-vesting Class B Units that would become immediately vested. Because there was no public market for the Class B Units of BP Healthcare as of December 31, 2011, the market value as of that date is not determinable.

In addition, upon a change of control, our other named executive officers’ unvested time-vesting Class B Units of Holdings would become immediately vested. As of December 31, 2011, the number of Class B Units that were subject to acceleration of vesting upon a change of control was as follows: Mr. Karkenny — 1,557,568; Mr. Greenleaf — 1,616,415 and Ms. Albery — 981,945. Because there was no public market for the Class B Units of Holdings as of December 31, 2011, the market value as of that date is not determinable. For purposes of FASB ASC Topic 718, the grant date fair value of each of Class B Unit of Holdings was $0.35 per unit for Mr. Karkenny and $0.28 per unit for Mr. Greenleaf and Ms. Albery. Mr. Greenleaf’s and Ms. Albery’s grant date fair value of each Class B Unit of Holdings was $0.44 for their 2010 grants. Ms. Albery’s grant date fair value of each Class B Unit of Holdings was $0.55 for her 2011 grants.

Severance Arrangements

Norman C. Payson

Pursuant to the terms of Dr. Payson’s employment agreement, if Dr. Payson’s employment is terminated without “cause” by Apria or by him as a result of a “constructive termination,” Dr. Payson will be entitled to receive the following benefits:

•	a pro rata portion of an annual bonus in respect of the year of termination; and

•

continued coverage under our group health plans until the earlier of (x) 12 months from the date of his termination of employment with Apria and (y) the date he is or becomes eligible for comparable coverage under health plans of another employer.

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

In addition, pursuant to the terms of Dr. Payson’s employment agreement, if Dr. Payson resigns, or we remove him, from the position of Chief Executive Officer of Apria and/or Sky Acquisition, and we terminate his employment agreement and enter into a services agreement with him, then we would pay him $500,000 per year for his services to Apria under the services agreement. Any such resignation by Dr. Payson does not constitute “cause” and any such removal by us does not constitute “constructive termination” under the terms of his employment agreement. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table—Employment Agreements—Norman C. Payson.”

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

Harriet B. Albery

Pursuant to the terms of Ms. Albery’s severance agreement, either party may terminate Ms. Albery’s employment at any time. If Ms. Albery’s employment is terminated without cause by Apria or with good reason by Ms. Albery’s, then the terminating party must give the other party at least 30 days advance written notice.

If Ms. Albery’s employment is terminated without cause by us or terminated with good reason by Ms. Albery’s, she will be entitled to receive a severance payment equal in the aggregate to the sum of:

•	her annual base salary at the rate in effect at the time of termination;

•	the average of her two most recent annual bonuses, if any, received prior to termination; and

•	an amount equal to the annual cost of providing her with a continuation of medical, dental and vision insurance under COBRA.

The amounts payable to Ms. Albery upon a termination of employment described above shall be paid in periodic installments over a period of 12 months provided that Ms. Albery executes a release of all claims to us. Such payments are also contingent upon Ms. Albery’s continued compliance with certain non-competition, non-solicitation and confidentiality covenants contained in her employment agreement. The confidentiality covenant has an indefinite term, whereas the non-competition and non-solicitation covenants each have a term of 12 months. If we believe that Ms. Albery is in violation of the non-competition or non-solicitation covenant after her termination, we may suspend all of the payments described above until she establishes that she is not in violation of such covenants. However, we also have the right to waive a breach of any covenant by Ms. Albery.

For purposes of Ms. Albery’s executive severance agreement, “cause” generally means that we have determined that Ms. Albery has (1) engaged in or committed willful misconduct; (2) engaged in or committed theft, fraud or other illegal conduct; (3) refused or demonstrated an unwillingness to substantially perform her duties after written notice from Apria; (4) refused or demonstrated an unwillingness to reasonably cooperate in good faith with certain investigations; (5) engaged in or committed insubordination; (6) engaged in or committed any willful act that is injurious to our reputation or business; (7) violated her fiduciary duty or her duty of loyalty to us or our Code of Ethical Business Conduct in any material respect; (8) used alcohol or drugs (other than prescribed drugs for their intended purpose) in a manner which materially and repeatedly interferes with the performance of her duties; or (9) engaged in or committed a material breach of her severance agreement.

Under her severance agreement, “good reason” generally means (1) the reduction of Ms. Albery’s annual base salary (except in the case of certain reductions affecting all executive officers equally); (2) the addition of greater than 30 miles to Ms. Albery’s one-way commute; or (3) our failure to require our successor to expressly assume and perform Ms. Albery’s severance agreement. However, “good reason” will cease to exist under Ms. Albery’s severance agreement if Ms. Albery agrees to any of the above conditions in writing, fails to terminate her employment within 120 days after the occurrence of such conditions, or if we remedy such conditions within 30 days after receipt of written notice (within 60 days of the initial existence of the condition from Ms. Albery).

James G. Gallas

In connection with his resignation as of January 20, 2012, we entered into a general release of claims agreement with Mr. Gallas pursuant to which we agreed to pay him a total of $991,795 in severance compensation, subject to standard withholding for federal and state taxes, which consists of the following components:

(1) $551,250, which is 100% of Mr. Gallas’s annual base salary;

(2) $408,059, which is 100% of the average of the annual bonuses for the two most recently completed fiscal years ($547,055 for 2009 and $269,062 for 2010); and

(3) $32,486, which is 100% of the annual cost of obtaining medical, dental and vision insurance under COBRA.

all of which is consistent with Mr. Gallas’s severance agreement and shall be payable in accordance with Apria’s regular payroll procedures in 26 consecutive bi-weekly installments over a 12-month period.

Such payments are contingent upon Mr. Gallas’s continued compliance with certain non-competition, non-solicitation and confidentiality covenants contained in his severance agreement. The confidentiality covenant has an indefinite term, whereas the non-competition and non-solicitation covenants each have a term of 12 months. If we believe that Mr. Gallas is in violation of the non-competition or non-solicitation covenant after his termination, we may suspend all of the payments described above until he establishes that he is not in violation of such covenants. However, we also have the right to waive a breach of any covenant by Mr. Gallas.

As of January 20, 2012, Mr. Gallas was vested in respect of 706,226 of his Class B Units in Holdings and was vested in none of his Class C Units in Holdings, pursuant to his subscription agreements for such Units. All of Mr. Gallas’s unvested Class B Units and all Class C Units were forfeited on January 20, 2012 with no consideration payable therefor. We will cause one of our affiliates to purchase, and Mr. Gallas (and any of his affiliates or family members, if applicable) will sell, all of the vested 706,226 Class B Units held by Mr. Gallas (and any of his affiliates or family members, if applicable), in exchange for a payment, on or before the 210th day following January 20, 2012, by us or such affiliate. The purchase price will be based on the product of (a) said number of vested Class B Units and (b) the Fair Market Value (as defined in the subscription agreements for such Units) per Class B Unit as of January 20, 2012, which has been determined to be $0.10 per Class B Unit.

Noncompetition Agreements

We have noncompetition agreements with Mr. Karkenny and Mr. Greenleaf that they entered into prior to the Merger. These noncompetition agreements provide for a payment of $750,000 upon a termination of the executive’s employment with us either by us without cause or by the executive for good reason, in each case, during the period that begins with the first to occur of (1) the initial public announcement of a change of control or (2) the 90th day preceding a change of control and ends two years following such change of control. The payments under these noncompetition agreements are contingent upon the affected executive’s compliance with the post-termination noncompetition covenant contained therein.

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

Director Compensation

On October 3, 2011, Mike S. Zafirovski was appointed to our Board of Directors. He is the only director who currently receives separate compensation for service on our Board of Directors. Our other directors receive no separate compensation for service on our Board of Directors or committees of our Board of Directors.

Mr. Zafirovski is entitled to an annual cash retainer of $100,000, payable quarterly, for his service as a director.

In connection with joining our Board of Directors, Mr. Zafirovski purchased 1,000,000 Class A-2 Units of Holdings and was granted 5,030,651 Class B Units of Holdings. The Class A-2 Units acquired by Mr. Zafirovski contain the following different economic terms than Holdings’ normal Class A-2 Units: Mr. Zafirovski paid $1.00 per unit. However, Mr. Zafirovski’s special Class A-2 Units will not entitle him to receive any value above $1.00 per unit unless and until the value attributable to a regular Class A-2 Unit in Holdings exceeds $1.63 per unit, at which point the special Class A-2 Units will become entitled to receive $0.63 per unit and thereafter will become entitled to receive the same amount as regular Class A-2 Units.

The Class B Units granted to Mr. Zafirovski contain a special term that would require the value of Holdings’ Class A-2 Units to exceed $1.63 for him to receive any value, such that no payment would be made in respect of a Class B Unit if the value of a Class A-2 Unit fails to exceed $1.63. These Class B Units are divided into a time-vesting portion (1/3 of the Class B Units granted) and a target-based vesting portion (2/3 of the Class B Units granted).

The time-vesting Class B Units generally vest in equal parts on the first, second and third anniversaries of the grant date. These units will vest on a pro-rata basis based on the number of days before the applicable anniversary if Mr. Zafirovski’s service on the Board of Directors is terminated by us without cause or as a result of his death or disability. In addition, these units will vest in full if a change in control of Holdings occurs while Mr. Zafirovski still serves as a director.

The target-based Class B Units granted to Mr. Zafirovski are divided into two categories, with vesting in each category based on our achievement of EBITDA (as defined in the credit agreement) targets and return on the investment of the Sponsor. The first category of the target-based Class B Units will vest if either of the following conditions is satisfied while Mr. Zafirovski continues to serve as a director (or within 24 months after termination by us of his service on the Board of Directors without cause): (1) we achieve a specified EBITDA target for each of fiscal year 2012 and fiscal year 2013; or (2) the Sponsor achieves a specified return on investment on or prior to December 31, 2014.

The second category of the target-based Class B Units will vest if both of the following conditions are satisfied while Mr. Zafirovski continues to serve as a director (or within 24 months after a termination by us of his service on the Board of Directors without cause): (1) we achieve a more challenging specified EBITDA target for either fiscal year 2012 or fiscal year 2013 (such year of achievement, the “Subject Year”); and (2) one of the following conditions is satisfied: (a) we achieve a more challenging specified EBITDA target for the fiscal year immediately succeeding the Subject Year; or (b) the Sponsor achieves a specified return on investment on or prior to December 31, 2014. We believe that the targets set for the target-based Class B Units are reasonable, although neither automatically nor easily achieved.

Director Compensation for 2011

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Mike S. Zafirovski	24,658	2,766,858	(1)					2,791,516

(1)	The amount included in this column reflects the aggregate grant date fair value of $2,766,858 of Class B Units of Holdings granted to Mr. Zafirovski on October 3, 2011, calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, utilizing the assumptions discussed in Note 8 to our financial statements for the year ended December 31, 2011. With respect to the performance-vesting Class B Units, the estimate of the grant date fair value determined in accordance with FASB ASC Topic 718 assumes the vesting of 100% of the units awarded. The values of the performance-vesting Class B Units at the grant date assuming achievement of the highest performance conditions are not determinable because there are no maximum performance conditions under the terms of Class B Units. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table —Terms of Equity Awards—Equity Units of Holdings Granted to Our Named Executive Officers Other than Our Chief Executive Officer.” As of December 31, 2011, Mr. Zafirovski held 5,030,651 unvested Class B Units of Holdings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings owns 100% of the issued and outstanding common stock of Apria Finance Holdings Inc., which owns 100% of the limited liability company interests of Sky Acquisition LLC, which owns 100% of issued and outstanding common stock of the Issuer. The limited liability company interests of Holdings consist of Class A-1 Units, Class A-2 Units, Class B Units and Class C Units. Class A-1 and Class A-2 Units are equity interests in Holdings and have economic characteristics that are similar to those of shares of common stock in a corporation. The Class A-2 Units generally have the same voting and economic rights as Class A-1 Units, subject to certain restrictions and put and call rights applicable to units held by employees. Class B and Class C units are limited liability company profits interests having economic characteristics similar to stock appreciation rights and representing the right to share in any increase in the equity value of Holdings that exceeds specified thresholds. Class B Units and Class C Units are subject to different vesting schedules and other conditions including certain transfer restrictions and put and call rights applicable only to employees. For additional information, see “Management—Executive Compensation—Compensation Discussion and Analysis—Compensation Elements—Long-Term Incentive Compensation”, “Management—Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table—Terms of Equity Award Grants” and “Certain Relationships and Related Party Transactions.”

The following table sets forth information with respect to the beneficial ownership of the Class A-1 Units and Class A-2 Units of Holdings taken together as a single class, the Class B Units of Holdings, the Class C Units of Holdings, and the aggregate Class A-1 Units, Class A-2 Units, Class B Units and Class C Units taken together as a single class, in each case, as of March 5, 2012 for (i) each individual or entity known by us to own beneficially more than 5% of the aggregate Units, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group.

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

	Class A Units			Class B Units			Class C Units			Aggregate
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent	Amount and Nature of Beneficial Ownership		Percent	Amount and Nature of Beneficial Ownership		Percent	Amount and Nature of Beneficial Ownership		Percent
Blackstone Funds	673,333,333	(1)	99.62%	42,457,196	(1)	47.1%	671,863	(1)	4.34%	716,462,392	(2)	91.67%
Norman C. Payson, M.D.	(3)		(3)	(3)		(3)	(3)		(3)	(3)		(3)
Chris A. Karkenny	500,000	(4)	*	6,675,287		7.40%	2,225,096		14.38%	9,400,383		1.20%
Daniel E. Greenleaf	—		—	4,935,412		5.47%	1,645,137		10.63%	6,580,549		*
Harriet B. Albery	—		—	2,031,610		2.25%	677,204		4.38%	2,708,814		*
Neil P. Simpkins(5)	—		—	—		—	—		—	—		—
Michael Dal Bello(6)	—		—	—		—	—		—	—		—
Patrick J. Bourke(7)	—		—	—		—	—		—	—		—
Mike S. Zafirovski(8)	1,000,000		*	5,030,651		5.58%	—		—	6,030,651		*
All Directors and Executive Officers as a Group (8 persons)	1,500,000	(4)	*	18,672,960		20.7%	4,547,437		29.39%	24,720,397		3.16%

*	Less than 1%.
(1)

Units of Holdings shown as beneficially owned by the Blackstone Funds (as hereinafter defined) are held directly by BP Healthcare Holdings LLC (“BP Holdings”). Through BP Holdings, the Blackstone Funds beneficially own all of the Class A-1 Units of Holdings, including (i) 388,296,685 Class A-1 Units in which Blackstone Capital Partners V L.P. (“BCP V”) has an economic interest, representing 57.45% of the Class A Units of Holdings, (ii) 101,814,701 Class A-1 Units in which Blackstone Capital Partners V-AC L.P. (“BCP V-AC”) has an economic interest, representing 15.06% of the Class A Units of Holdings, (iii) 2,051,801 Class A-1 Units in which Blackstone Family Investment Partnership V L.P (“Family”) has an economic interest, representing 0.30% of the Class A Units of Holdings, (iv) 895,435 Class A-1 Units in which Blackstone Participation Partnership V L.P. (“Participation”) has an economic interest, representing 0.13% of the Class A Units of Holdings, (v) 96,388,572 Class A-1 Units in which BCP V-S L.P. (“BCP V-S”) has an economic interest, representing 14.26% of the Class A Units of Holdings, (vi) 73,886,139 Class A-1 Units held by BCP V Co-Investors L.P. (“BCP V Co-Investors, and collectively, the “Blackstone Funds”), representing 10.93% of the Class A Units of Holdings. Dr. Payson owns 10,000,000 Class A-2 Units and 38,697,318 Class B Units of BP Holdings. By virtue of the limited liability company agreement of BP Holdings, which provides that BCP V has the sole authority to appoint members of the board of directors of BP Holdings, BCP V may also be deemed to beneficially own 10,000,000 Class A-2 Units of Holdings, representing 1.48% of the Class A Units of Holdings, and 38,697,318 Class B Units of Holdings, representing 42.92% of the Class B Units of Holdings, held by BP Holdings in which Dr. Payson has an economic interest. Upon any redemption, cancellation or forfeiture of Class B Units or Class C Units of Holdings not held by BP Healthcare, the number of Class B Units or Class C Units of Holdings, as applicable, held by BP Healthcare increases on a one-for-one basis. Upon the grant of any Class B Units or Class C Units of Holdings to a recipient other than BP Healthcare, the number of Class B Units or Class C Units, as applicable, held by BP Healthcare, if any, decreases on a one-for-one basis. The general partner of BCP V, BCP V-AC, BCP V-S and BCP V Co-Investors is Blackstone Management Associates V L.L.C. BMA V L.L.C. is the sole member of Blackstone Management Associates V L.L.C. The general partner of Family and Participation is BCP V Side-By-Side GP L.L.C. Blackstone Holdings III L.P. is the managing member and majority in interest owner of BMA V L.L.C. and the sole member of BCP V Side-By-Side GP L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the securities beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such securities. The address of each of the entities listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(2)	The securityholders agreement of Holdings provides (i) that each unit of Holdings owned by an employee will vote in the same proportion as the units held by BP Holdings LLC, (ii) that BP Holdings has the right to require each unit owned by an employee to participate in any transaction constituting a change of control or any other transaction involving a transfer of units owned by BP Holding to a third-party and (iii) generally restricts the transfer of each unit owned by an employee until the earliest of (x) six months following an initial public offering, (y) a change of control or (z) October 28, 2015. As a result, BP Holdings and BCP V may be deemed to beneficially own 100% of outstanding Units of Holdings. The units of Holdings held by employees that may be so deemed beneficially owned by BP Holdings and BCP V are not reported in the table above. For additional information, see “Management—Executive Compensation—Compensation Discussion and Analysis—Compensation Elements—Long-Term Incentive Compensation” and “Certain Relationships and Related Party Transactions.”
(3)	Dr. Payson owns 10,000,000 Class A-2 Units and 38,697,318 Class B Units of BP Holdings. For additional information, see Note 8, Profit Interest Units, Share-Based Compensation and Stockholders’ Equity.
(4)	Represents Class A-2 Units.
(5)	Mr. Simpkins is a Senior Managing Director of The Blackstone Group. Mr. Simpkins disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds. Mr. Simpkins’ address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10017.
(6)	Mr. Dal Bello is a Managing Director of The Blackstone Group. Mr. Dal Bello disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds. Mr. Dal Bello’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10017.
(7)	Mr. Bourke is an Operating Partner in the Private Equity Group of The Blackstone Group. Mr. Bourke disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds. Mr. Bourke’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10017.
(8)	Mr. Zafirovski owns 1,000,000 Class A-2 Units of Holdings and 5,030,651 Class B Units of Holdings. The vesting terms of Mr. Zafirovski’s Class B Units of Holdings are described above under “Director Compensation.” Mr. Zafirovski is a Senior Advisor to The Blackstone Group. Mr. Zafirovski disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds. Mr. Zafirovski’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Limited Liability Company Agreements, Securityholders Agreements and Subscription Agreements of Sky Acquisition and BP Holdings

In connection with the Merger, certain funds affiliated with the Sponsor and Dr. Payson entered into a limited liability company agreement with BP Holdings setting forth the economic and governance rights of the holders of units representing limited liability company membership interests of BP Holdings. In addition, BP Holdings, Mr. Karkenny and other members of our management entered into a limited liability company agreement with Sky Acquisition setting forth the economic and governance rights of the holders of units representing limited liability company membership interests of Sky Acquisition. The limited liability company agreements of BP Holdings and Sky Acquisition include provisions governing the appointment of the directors and officers of BP Holdings and Sky Acquisition, the distributions to the members of BP Holdings and Sky Acquisition, and other corporate governance provisions and indemnification provisions.

In connection with their subscription for equity units of BP Holdings, certain funds affiliated with the Sponsor and Dr. Payson entered into securityholders and subscription agreements with BP Holdings. In addition, BP Holdings, Mr. Zafirovski, Mr. Karkenny and other members of our management entered into securityholders and subscription agreements with Sky Acquisition in connection with their subscription for equity units of Sky Acquisition. The securityholders and subscription agreements contain certain rights and obligations of the parties thereto with respect to voting, transfer restrictions and rights, including tag-along rights, drag-along rights, registration rights and rights of first refusal, and certain other matters.

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

Intelenet Agreement

In May 2009, the Company entered into the Master Service Agreement (“Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. On May 31, 2011, it was announced that an affiliate of the Sponsor, along with other shareholders of Intelenet, agreed to sell Intelenet to Serco Group PLC, an international services company. The transaction closed in July 2011, but the affiliate of the Sponsor may receive additional payments based on Intelenet’s performance through 2013. During the year ended December 31, 2011, the Company paid approximately $22.5 million to Intelenet.

Equity Healthcare Agreement

Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with our health benefit plans. In consideration for Equity Healthcare’s services, the Company will pay Equity Healthcare a fee of $2 per participating employee per month (the “PEPM” Fee”). As of December 31, 2011, the Company had approximately 8,400 employees enrolled in Equity Healthcare health benefit plans.

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

Equity Healthcare is an affiliate of Blackstone, with whom Neil P. Simpkins, Michael Dal Bello, Patrick J. Bourke III and Mike S. Zafirovski, members of our Board, are affiliated and in which they may have an indirect pecuniary interest.

Expense Reimbursement

Pursuant to the terms of Dr. Payson’s employment agreement, we reimbursed Dr. Payson for his private airplane operating expenses relating to business travel in the amount of $637,206 during 2011. See “Management—Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Employment Agreements—Norman C. Payson” for a description of Dr. Payson’s employment agreement.

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

Disclosure of Fees Paid to Independent Registered Public Accounting Firm

Aggregate fees billed to the Company for the fiscal year ended December 31, 2011 and 2010 represent fees billed by the Company’s principal independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, which includes Deloitte Consulting (collectively, Deloitte & Touche”).

	Year Ended
Fee Category	2011	2010
Audit Fees(a)	1,065,675	1,386,000
Audit-Related Fees(b)	578,203	408,820
Total Audit and Audit Related Fees	1,643,878	1,794,820
Tax Fees(c)	897,186	432,245
All Other Fees	—	—

Total	$2,541,064	$2,227,065

(a)	Audit Fees primarily consisted of audit work performed for the preparation of the Company’s annual consolidated financial statements and reviews of interim consolidated financial information and in connection with regulatory filings.
(b)	Audit-Related Fees consisted primarily of fees paid for accounting consultation services related to various projects.
(c)	Tax Fees include tax compliance, planning and support services.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description

2.1*	Agreement and Plan of Merger, dated as of June 18, 2008, by and among Apria Healthcare Group Inc., Sky Acquisition LLC and Sky Merger Sub Corporation

3.1**	Second Amended and Restated Certificate of Incorporation of Apria Healthcare Group Inc.

3.2**	Amended and Restated Bylaws of Apria Healthcare Group Inc.

4.1**	Indenture, dated as of May 27, 2009 (the “Indenture”), among Apria Healthcare Group Inc., the guarantors thereto and U.S. Bank National Association, as trustee.

4.2**	First Supplemental Indenture, dated as of August 13, 2009, among Apria Healthcare Group Inc., the guarantors thereto and U.S. Bank National Association, as trustee

4.3**	Second Supplemental Indenture, dated as of July 13, 2010, among Apria Healthcare Group Inc., the guarantors thereto and U.S. Bank National Association

4.4	Third Supplemental Indenture, dated as of August 8, 2011, among Apria Healthcare Group Inc., the guarantors thereto and U.S. Bank National Association, as trustee

4.5**	Form of Note (attached as exhibit to Exhibit 4.1)

10.1**	Transaction and Management Fee Agreement, dated as of October 28, 2008, among Apria Healthcare Group Inc. (as successor to Sky Merger Sub Corporation) and Blackstone Management Partners V L.L.C.

10.2**+	Master Service Agreement (the “Master Service Agreement”), dated as of May 14, 2009, between Apria Healthcare Group Inc. and Intelenet Global Services Private Limited, and amendments thereto

10.3**+	Amendment No. 1 to the Master Service Agreement, dated as of September 18, 2009

10.4**	Employment Agreement, dated November 21, 2008, among Norman C. Payson, Apria Healthcare Group Inc. and BP Healthcare Holdings LLC

10.5**	Employment Agreement, dated December 19, 2008, between Chris A. Karkenny and Apria Healthcare Group Inc.

10.6**	Amended and Restated Executive Severance Agreement, dated as of March 10, 2009, between James Gallas and Apria Healthcare Group Inc.

10.7***	Amended and Restated Employment Agreement, dated as of November 30, 2010 between Daniel E. Greenleaf and Apria Healthcare Group Inc.

10.8**	Amended and Restated Noncompetition Agreement, dated as of March 7, 2007, between Apria Healthcare Group Inc. and Chris A. Karkenny

10.9**	Amended and Restated Noncompetition and Nonsolicitation Agreement, dated as of October 24, 2008, between Apria Healthcare Group Inc. and Daniel E. Greenleaf

10.10	Summary of revised compensation arrangements between Apria Healthcare Group Inc. and Daniel E. Greenleaf

10.11	Second Amended and Restated Executive Severance Agreement dated as of May 16, 2011, between Apria Healthcare Group Inc. and Harriet B. Albery

10.12**	Management Unit Subscription Agreement (Class B Units), dated as of November 21, 2008, between Norman C. Payson and BP Healthcare Holdings LLC

10.13**	Management Unit Subscription Agreement (Class A-2 Units, Class B Units and Class C Units), dated as of December 19, 2008, between and Chris A. Karkenny and Sky Acquisition LLC

10.14**	Form of Management Unit Subscription Agreement for Class B Units and Class C Units of Apria Holdings

10.15**	Assignment and Assumption Agreement, dated as of March 25, 2010, between Sky Acquisition LLC and Apria Holdings LLC

10.16**	Form of Annual Executive Bonus Plan of Apria Healthcare Group Inc.

Exhibit No.	Description

10.17****	Amended and Restated Credit Agreement, dated as of August 8, 2011 (the “ABL Credit Agreement”), among Apria Healthcare Group Inc., Sky Acquisition LLC, the other borrowers party thereto, Bank of America, N.A. as administrative agent and collateral agent thereunder (the “ABL Collateral Agent”), and the other agents and lenders parties thereto

10.18**	Guaranty, dated as of October 28, 2008 (the “ABL Guaranty”), among Sky Acquisition LLC, certain subsidiaries of Sky Acquisition LLC from time to time party hereto and the ABL Collateral Agent

10.19**	Supplement No. 1 to the ABL Guaranty, dated as of July 13, 2010

10.20**	Security Agreement, dated as of October 28, 2008 (the “ABL Security Agreement”), among Sky Acquisition LLC, Sky Merger Sub Corporation, Apria Healthcare Group Inc., the other grantors party thereto and the ABL Collateral Agent

10.21**	Supplement No. 1 to the ABL Security Agreement, dated as of July 13, 2010

10.22****	Affirmation of Guaranties, Collateral Documents and Intercreditor Agreement and Consent to Amendment and Restatement, dated as of August 8, 2011, among Apria Healthcare Group Inc., Sky Acquisition LLC, the other borrowers party thereto and the ABL Collateral Agent

10.23**	Security Agreement, dated as of October 28, 2008 (the “Notes Security Agreement”), among Sky Acquisition LLC, Sky Merger Sub Corporation, Apria Healthcare Group Inc., the other grantors party thereto and Bank of America, N.A. as Collateral Agent

10.24**	Supplement No. 1 to the Notes Security Agreement, dated as of July 13, 2010, among U.S. Bank National Association, as collateral agent, and the grantors party thereto

10.25	Supplement No. 2 to the Notes Security Agreement, dated as of August 8, 2011, among U.S. Bank National Association, as collateral agent, and the grantors party thereto

10.26**	Lien Subordination and Intercreditor Agreement, dated as of October 28, 2008, among the ABL Collateral Agent, the Term Debt Collateral Agent, Sky Acquisition LLC, Sky Merger Sub Corporation, Apria Healthcare Group Inc., and the Guarantors party thereto

10.27	Intercreditor and Collateral Agency Agreement, dated as of May 27, 2009, among Apria Healthcare Group Inc., Bank of America, N.A. as Collateral Agent and U.S. Bank National Association as Trustee++

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Apria Healthcare Group Inc.

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

101	The following material from Apria Healthcare Group Inc’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2011, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011 and (v) Notes to the Consolidated Financial Statements.

*	Incorporated by reference to Current Report on Form 8-K, dated June 18, 2008, filed on June 20, 2008.
**	Incorporated by reference to Registration Statement on Form S-4 (File No. 33-0488566) of the Company.
***	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2010.
****	Incorporated by reference to Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
++	On August 13, 2009, U.S. Bank National Association succeeded Bank of America, N.A. as the Notes collateral agent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of California, on March 30, 2012.

APRIA HEALTHCARE GROUP INC.

By:	/S/ NORMAN C. PAYSON, M.D.
	Name:	Norman C. Payson, M.D.
	Title:	Executive Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NORMAN C. PAYSON, M.D. Norman C. Payson, M.D.	Executive Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 30, 2012

/S/ CHRIS A. KARKENNY Chris A. Karkenny	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	March 30, 2012

/S/ PETER A. REYNOLDS Peter A. Reynolds	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 30, 2012

/S/ NEIL P. SIMPKINS Neil P. Simpkins	Director	March 30, 2012

/S/ MICHAEL DAL BELLO Michael Dal Bello	Director	March 30, 2012

/S/ PATRICK J. BOURKE III Patrick J. Bourke III	Director	March 30, 2012

/S/ MIKE S. ZAFIROVSKI Mike S. Zafirovski	Director	March 30, 2012