Form 10-Q
period 2012-03-31
APRIA HEALTHCARE GROUP INC
filed 2012-05-01
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 1, 2012, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

As used in this report, unless otherwise noted or the context otherwise requires, references to “Company,” “we,” “us,” and “our” are to Apria Healthcare Group Inc., a Delaware corporation, and its subsidiaries; references to “Apria” and the “Issuer” are to Apria Healthcare Group Inc., exclusive of its subsidiaries; references to “Merger Sub” are to Sky Merger Sub Corporation, a Delaware corporation; references to “Holdings” are to Apria Holdings LLC, a Delaware limited liability company, exclusive of its subsidiaries; references to “Sky LLC” are to “Sky Acquisition LLC”, a Delaware limited liability company, exclusive of its subsidiaries; references to “Blackstone” and the “Sponsor” are to Blackstone Capital Partners V L.P.; references to the “Investor Group” are, collectively, to Blackstone and certain funds affiliated with Blackstone, Dr. Norman C. Payson and certain other members of our management; and references to “home medical equipment,” “durable medical equipment” and “DME” are used synonymously. On October 28, 2008, the Company was acquired by private investment funds affiliated with the Sponsor via a merger of the Merger Sub with and into Apria (the “Merger”), with Apria being the surviving corporation following the Merger. As a result of the Merger, the Investment Group beneficially owns all of Apria’s issued and outstanding common stock. The term “Successor” refers to the Company following the Merger and the term “Predecessor” refers to the Company prior to the Merger.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,514	$29,096
Accounts receivable, less allowance for doubtful accounts of $50,858 and $53,934 at March 31, 2012 and December 31, 2011, respectively	362,479	337,212
Inventories	64,027	57,683
Deferred income taxes	—	168
Deferred expenses	3,430	3,681
Prepaid expenses and other current assets	25,165	23,927

TOTAL CURRENT ASSETS	478,615	451,767
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $173,323 and $176,526 at March 31, 2012 and December 31, 2011, respectively	174,503	166,769
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	82,303	83,768
GOODWILL	258,725	258,725
INTANGIBLE ASSETS, NET	484,830	485,366
DEFERRED DEBT ISSUANCE COSTS, NET	41,185	44,636
OTHER ASSETS	10,332	8,997

TOTAL ASSETS	$1,530,493	$1,500,028

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$146,466	$135,572
Accrued payroll and related taxes and benefits	71,679	69,217
Deferred income taxes	661	—
Other accrued liabilities	93,685	67,114
Deferred revenue	27,336	28,649
Current portion of long-term debt	20,289	10,301

TOTAL CURRENT LIABILITIES	360,116	310,853
LONG-TERM DEBT, net of current portion	1,017,681	1,017,755
DEFERRED INCOME TAXES	199,534	200,225
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	51,630	50,795

TOTAL LIABILITIES	1,628,961	1,579,628
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value: 1,000 shares authorized; 100 shares issued at March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	691,609	690,870
Accumulated deficit	(790,077)	(770,470)

TOTAL STOCKHOLDERS’ DEFICIT	(98,468)	(79,600)

	$1,530,493	$1,500,028

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net revenues:
Fee for service arrangements	$551,616	$495,684
Capitation	44,097	41,059

TOTAL NET REVENUES	595,713	536,743

Costs and expenses:
Cost of net revenues:
Product and supply costs	207,412	177,440
Patient service equipment depreciation	20,696	21,805
Home respiratory therapy services	7,289	5,973
Nursing services	11,223	9,931
Other	5,046	2,727

TOTAL COST OF NET REVENUES	251,666	217,876
Provision for doubtful accounts	11,858	20,264
Selling, distribution and administrative	317,422	296,628
Amortization of intangible assets	661	1,077

TOTAL COSTS AND EXPENSES	581,607	535,845

OPERATING INCOME	14,106	898
Interest expense	33,517	32,904
Interest income and other	(702)	(251)

LOSS BEFORE TAXES	(18,709)	(31,755)
Income tax expense (benefit)	898	(10,731)

NET LOSS	$(19,607)	$(21,024)

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(19,607)	$(21,024)
Items included in net loss not requiring cash:
Provision for doubtful accounts	11,858	20,264
Depreciation	28,705	31,121
Amortization of intangible assets	661	1,077
Amortization of deferred debt issuance costs	3,451	2,909
Deferred income taxes	137	(11,801)
Profit interest compensation	739	828
Loss on disposition of assets and other	5,597	3,624
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(37,125)	(42,047)
Inventories	(6,344)	4,864
Prepaid expenses and other assets	(2,575)	(4,362)
Accounts payable, exclusive of book-cash overdraft	15,062	6,482
Accrued payroll and related taxes and benefits	2,462	4,742
Income taxes payable	260	274
Deferred revenue, net of related expenses	(1,062)	3,130
Accrued expenses	27,149	34,086

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,368	34,167

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(44,783)	(34,089)
Proceeds from disposition of assets	13	7
Cash paid for acquisitions	(94)	(22,439)

NET CASH USED IN INVESTING ACTIVITIES	(44,864)	(56,521)

FINANCING ACTIVITIES
Proceeds from ABL Facility	67,000	—
Payments on ABL Facility	(57,000)	—
Payments on other long-term debt	(86)	(400)
Cash paid on profit interest units	—	(1,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,914	(1,400)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,582)	(23,754)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,096	109,137

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,514	$85,383

SUPPLEMENTAL DISCLOSURES — See Note 5 and Note 8 for a discussion of cash paid for interest and income taxes, respectively.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases when paid. Unpaid purchases were $15.0 million and $8.0 million at March 31, 2012 and March 31, 2011, respectively.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011.

On October 28, 2008, the Company completed a merger (the “Merger”) with Sky Merger Sub Corporation (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Sky Acquisition LLC, a Delaware limited liability company (“Buyer” or “Sky LLC”). Buyer is controlled by private investment funds affiliated with The Blackstone Group (“Sponsor”).

Company Background: Apria operates in the home healthcare segment of the healthcare industry, providing a variety of high-quality clinical patient care management programs, related products and supplies as prescribed by a physician and/or authorized by a case manager as part of a care plan. Essentially all products and services offered by the Company are provided through the Company’s network of approximately 540 locations, which are located throughout the United States. We provide services and products in two operating segments and within these two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including transparental nutrition services, and enteral nutrition services. Both segments provide products and services in the home setting to patients and are primarily paid for by a third-party payor, such as Medicare, Medicaid, managed care or other third-party insurer. Sales for both segments are primarily derived from referral sources such as hospital discharge planners, medical groups or independent physicians.

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee for service/product arrangements for equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and under capitation arrangements with third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 7% of total net revenues for the three months ended March 31, 2012 and 8% of total net revenues for the three months ended March 31, 2011. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 24% and 6% of total net revenues for the three months ended March 31, 2012 and 23% and 7% for the three months ended March 31, 2011, no other third-party payor group represented more than 9% of the Company’s revenues.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rental and sale revenues in the fee for service/product arrangement revenue line item were:

	Three Months Ended March 31,
(dollars in millions)	2012		2011
Rental	$166.6	30.2%	$152.8	30.8%
Sale	385.0	69.8	342.9	69.2

Total fee for service	$551.6	100.0%	$495.7	100.0%

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

Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $60.7 million and $63.4 million at March 31, 2012 and December 31, 2011, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Unbilled receivables can also be impacted by the transition of patients during the integration of acquisitions and overall revenue growth. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability.

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

Patient Service Equipment: Patient service equipment is stated at cost less depreciation and consists of medical equipment rented to patients on a month-to-month basis. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from one to ten years. During the fourth quarter of 2011, the Company recorded a $45.5 million impairment of patient service equipment within the home respiratory/home medical equipment reporting unit.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, Equipment and Improvements: Property, equipment and improvements are stated at cost less depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. During the fourth quarter of 2011, the Company recorded a $12.1 million impairment of property, equipment and improvements within the home respiratory/home medical equipment reporting unit.

Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Additions to capitalized internally developed software totaled $2.1 million for the three months ended March 31, 2012 and $2.3 million for the three months ended March 31, 2011.

Goodwill and long-lived assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

Goodwill and indefinite-lived intangible assets are not amortized but instead tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. The fair values of trade names are tested for impairment by comparing the carrying value to the fair value. Fair value of a trade name is determined using a relief from royalty method under the income approach, which uses projected revenue allocable to the trade name and an assumed royalty rate. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. Management has determined that our two operating segments are reporting units. As such, the Company has two reporting units: home respiratory therapy/home medical equipment and home infusion therapy. The Company performs the annual test for impairment as of the first day of its fourth quarter and determines fair value based on a combination of the income approach and the market approach. The income approach is based on discounted cash flows. The market approach uses a selection of comparable companies in determining market value.

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

During the fourth quarter of 2011, the Company recorded the following impairments of its goodwill and long-lived assets:

(in millions)	Home Infusion Therapy	Home Respiratory Therapy and Home Medical Equipment	Total
Goodwill	$—	$509.9	$509.9
Trade Name	3.6	56.4	60.0
Patient Service Equipment	—	45.5	45.5
Capitated Relationships	—	30.4	30.4
Property, Equipment and Improvements	—	12.1	12.1

	$3.6	$654.3	$657.9

Additionally, the Company recorded a tax benefit relating the goodwill, intangible and long-lived assets impairment of $166.9 million.

There were no indicators of impairment related to the Company’s goodwill, intangibles and long-lived assets as of March 31, 2012.

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

Fair Value of Financial Instruments: The carrying value of debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair values of cash and cash equivalents, short-term investments and the Series A-1 Notes and Series A-2 Notes are determined based upon “Level 1” inputs, consisting of quoted prices in active markets for identical items. The fair value of the Series A-1 Notes and Series A-2 Notes was $733.3 million and $317.5 million at March 31, 2012, respectively. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value due to their short maturity.

Product and Supply Costs: Product and supply costs presented within cost of total net revenues are comprised primarily of the cost of supplies and equipment provided to patients, infusion drug costs and enteral product costs.

Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of total net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $10.0 million and $10.4 million in the three months ended March 31, 2012 and March 31, 2011, respectively.

Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $49.9 million and $45.6 million in the three months ended March 31, 2012 and March 31, 2011, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within selling and administrative expenses and may not be comparable to other companies.

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

Amounts accrued as current liabilities within other accrued liabilities are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Workers’ compensation	$6,394	$6,464
Professional and general liability/vehicle	3,300	3,134
Medical insurance	6,281	7,152

Amounts accrued as long-term liabilities within income taxes payable and other non-current liabilities are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Workers’ compensation	$18,478	$18,466
Professional and general liability/vehicle	7,999	7,822

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

Recent Accounting Pronouncements: In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for fiscal years beginning after December 31, 2011.

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

During the three months ended March 31, 2012 and 2011, the Company purchased certain assets and businesses for total consideration of $0.1 million and $22.4 million, respectively. The 2011 total is comprised primarily of the asset acquisition of Praxair, Inc.’s U.S. homecare business.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill by segment are as follows:

(in thousands)	Home Infusion Therapy	Home Respiratory Therapy and Home Medical Equipment	Total
Balance, December 31, 2011	$258,725	$—	$258,725
Acquisitions	—	—	—

Balance, March 31, 2012	$258,725	$—	$258,725

During the fourth quarter of 2011, the Company recorded an impairment of the entire carrying value of goodwill related to the home respiratory/home medical equipment reporting unit of $509.9 million.

Intangible assets consist of the following:

	March 31, 2012				December 31, 2011
(dollars in thousands)	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Intangible assets subject to amortization:
Capitated relationships	20.0	$4,400	$(1,182)	$3,218	$40,000	$(6,333)	$(30,400)	$3,267
Payor relationships	20.0	11,000	(1,879)	9,121	11,000	(1,742)	—	9,258
Net favorable leasehold interest	3.5	3,210	(3,133)	77	3,210	(2,904)	—	306
Customer list	1.1	1,247	(833)	414	1,123	(588)	—	535

Subtotal		19,857	(7,027)	12,830	55,333	(11,567)	(30,400)	13,366
Intangible assets not subject to amortization:
Trade names	—	465,000	—	465,000	525,000	—	(60,000)	465,000
Accreditations with commissions	—	7,000	—	7,000	7,000	—	—	7,000

Subtotal	—	472,000	—	472,000	532,000	—	(60,000)	472,000

Total		$491,857	$(7,027)	$484,830	$587,333	$(11,567)	$(90,400)	$485,366

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amortization expense amounted to $0.7 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively. Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

Year Ending December 31,	(in thousands)
2012	$1,710
2013	744
2014	744
2015	744
2016	744
Thereafter	8,805

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

As of March 31, 2012, there was $20.0 million outstanding under the ABL Facility, outstanding letters of credit totaled $21.1 million and additional availability under the ABL Facility, subject to the borrowing base, was $208.9 million. As of March 31, 2012, the available borrowing base did not constrain our ability to borrow the entire $208.9 million available borrowing capacity under our ABL Facility. At March 31, 2012, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility. As of April 30, 2012 there was approximately $68 million outstanding under the ABL Facility.

Interest paid on debt totaled $0.6 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. Interest expense for the three months ended March 31, 2012 and 2011 was $33.5 million and $32.9 million, respectively.

As market conditions warrant, we and our major equity holders, including the Sponsor and its affiliates, may from time to time, depending upon market conditions, seek to refinance or repurchase our debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

NOTE 6 — STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2012, changes to stockholders’ equity were comprised of the following amounts (in thousands):

Net loss	$(19,607)
Profit interest compensation	739

$(18,868)

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

BP Holdings granted the Company’s Chief Executive Officer 38,697,318 Class B units, all of which are subject to vesting terms based on either (i) continued service to BP Holdings or its subsidiaries and/or (ii) performance/ market conditions.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes activity for profit interest units for the period December 31, 2011 to March 31, 2012:

Class B Units
Balance at December 31, 2011	38,697,318
Granted	—
Forfeited	—
Exercised	—

Balance at March 31, 2012	38,697,318

Vested units at March 31, 2012	25,153,257

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

Assumptions used were as follows:

Expected Asset Volatility (1)	23.0%
Risk Free Interest Rate (2)	1.35%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes activity for profit interest units for the period December 31, 2011 to March 31, 2012:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2011	500,000	6,675,287	2,225,096
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—

Balance at March 31, 2012	500,000	6,675,287	2,225,096

Vested units at March 31, 2012		3,114,822

There are no stated contractual lives for the A-2, B or C units.

Sky LLC (and following our reorganization in March 2010, Apria Holdings LLC) granted certain management employees 50,603,082 Class B units and 17,351,412 Class C units, all of which are subject to vesting terms based on either (i) continued service to Sky LLC or its subsidiaries or (ii) performance/market conditions.

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

Assumptions used were as follows for the 2012 grants:

Expected Asset Volatility (1)	25.0%
Risk Free Interest Rate (2)	0.83%
Expected Life (3)	5.0 years

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility (1)	25.0%
Risk Free Interest Rate (2)	2.01%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes activity for profit interest units for the period December 31, 2011 to March 31, 2012:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2011	1,075,000	37,736,224	13,433,309
Granted	—	—	—
Forfeited	—	(2,525,000)	(841,667)
Exercised	—	—	—

Balance at March 31, 2012	1,075,000	35,211,224	12,591,642

Vested units at March 31, 2012		10,917,285

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.01%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2011 to March 31, 2012:

	Class A-2 Units	Class B Units
Balance at December 31, 2011	1,000,000	5,030,651
Granted	—	—
Forfeited	—	—
Exercised	—	—

Balance at March 31, 2012	1,000,000	5,030,651

Vested units at March 31, 2012		—

Pursuant to a reorganization we conducted in March 2010, units of Sky LLC were converted or exchanged into units of Apria Holdings LLC, its parent entity.

Expense recorded related to profit interest units was $0.7 million and $0.8 million in the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, total unrecognized profit interest compensation cost related to unvested profit interest units was $4.6 million, which is expected to be expensed over a weighted average period of 3.7 years.

NOTE 8 — INCOME TAXES

The Company’s effective tax rate was (4.8)% for the three months ended March 31, 2012, compared to 33.8% for the three months ended March 31, 2011. For the three months ended March 31, 2012, our effective tax rate differed from federal and state statutory rates primarily due to the accrual of a valuation allowance against substantially all of our net deferred tax assets. For the three months ended March 31, 2011, our effective tax rate differed from federal and state statutory rates primarily due to the tax rate impact of non-deductible equity compensation and certain discrete items.

Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

For the three-year period ended December 31, 2011, the Company sustained a cumulative book loss, after adjusting for non-recurring items. Therefore, the Company accrued a valuation allowance of $224.5 million at December 31, 2011, since the Company determined that it is more likely than not that substantially all of the Company’s net deferred tax assets will not be realized. The Company utilized all available information (including cumulative consolidated three-year loss information) to determine the necessity and amount of its valuation allowance at December 31, 2011. The Company intends to maintain its valuation allowance until sufficient positive evidence exists to support the reversal of all or a portion of its valuation allowance.

The Company increased its valuation allowance by $7.3 million to $231.8 million at March 31, 2012 from $224.5 million at December 31, 2011 to offset corresponding increases in its net deferred tax assets for the three months ended March 31, 2012.

The Company accounts for its tax uncertainties under generally accepted accounting principles. Accordingly, the Company is required to disclose certain information, within its interim financial statements, when material changes occur within five specified disclosure categories.

As of March 31, 2012, it is reasonably possible that unrecognized tax benefits could decrease by $3.0 million within the 12-month rolling period ending March 31, 2013. This decrease primarily relates to the timing uncertainty for when certain deductions should be recognized for tax return purposes, allocation of expenses between affiliates, and state tax uncertainties. Ultimate realization of this decrease is dependent upon the occurrence of certain events (including the completion of audits by tax agencies and expiration of statutes of limitations).

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three months ended March 31, 2012, no other material changes occurred with respect to the Company’s tax uncertainties and the other four disclosure categories.

As of March 31, 2012, federal net operating loss (“NOLs”) carryforwards of approximately $371.3 million were available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during the Company’s calendar 2015 through 2032 tax years. A significant portion of these NOLS are subject to an annual utilization limitation as required by Section 382 of the Internal Revenue Code of 1986, as amended.

The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations expiration dates. The Company’s calendar 2008 through 2012 tax years generally remain subject to examination by tax authorities. The Internal Revenue Service is auditing the Company’s calendar 2009 Federal income tax return. Additionally, certain state tax agencies are currently examining the tax years 2005 and forward.

Net income tax payments made (and refunds received) for the three-month period ended March 31, 2012 and 2011 amounted to $0.3 million and $(0.6) million, respectively.

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

Supplier Concentration: Currently, approximately 61.4% of purchases for patient service equipment and supplies are from five vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Net Revenues Three Months Ended March 31,
(in thousands)	2012	2011
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$301,904	$276,061
Home Infusion Therapy	293,809	260,682

Total	$595,713	$536,743

	EBIT Three Months Ended March 31,
(in thousands)	2012	2011
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$(5,399)	$(17,662)
Home Infusion Therapy	19,505	18,410

Total	$14,106	$748

	Depreciation and Amortization Three Months Ended March 31,
(in thousands)	2012	2011
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$24,992	$28,151
Home Infusion Therapy	4,374	4,047

Total	$29,366	$32,198

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

The following table provides a reconciliation from net (loss) income to EBIT:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(in thousands)	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net loss			$(19,607)			$(21,024)
Interest expense, net (a)			32,815			32,503
Income tax expense (benefit)			898			(10,731)

EBIT	$(5,399)	$19,505	$14,106	$(17,662)	$18,410	$748

(a)	Reflects $33.5 million of interest expense, net of $0.7 million of interest income for the three months ended March 31, 2012. Reflects $32.9 million of interest expense, net of $0.4 million of interest income for the three months ended March 31, 2011.

The Company allocates certain corporate expenses that are not directly attributable to a product line based upon segment headcount. For the three months ended March 31, 2012, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $33.8 million and the corporate costs allocated to the home infusion therapy segment were $16.4 million. For the three months ended March 31, 2011, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $41.4 million and the corporate costs allocated to the home infusion therapy segment were $15.7 million.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Intelenet Agreement: In May 2009, the Company entered into the Master Service Agreement (“Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. In 2010, the Company modified the Intelenet Agreement to limit the services provided by Intelenet. On May 31, 2011, it was announced that an affiliate of the Sponsor, along with other shareholders of Intelenet, agreed to sell Intelenet to Serco Group PLC, an international services company. The transaction closed in July 2011, but the affiliate of the Sponsor may receive additional payments based on Intelenet’s performance through 2013. During the three months ended March 31, 2012, the Company paid approximately $4.1 million to Intelenet.

Equity Healthcare Agreement: Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with our health benefit plans. In consideration for Equity Healthcare’s services, the Company pays Equity Healthcare a fee of $2 per participating employee per month. As of March 31, 2012, the Company had approximately 8,700 employees enrolled in Equity Healthcare health benefit plans.

NOTE 12 — FINANCIAL GUARANTEES

The Company conducts substantially all of its business through its subsidiaries. Substantially all of the Company’s wholly-owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the Series A-1 Notes and Series A-2 Notes on a senior secured basis. The Guarantors also guarantee the Company’s ABL Facility. See also Note 5—Long-Term Debt.

The following condensed consolidated financial statements quantify the financial position as of March 31, 2012 and December 31, 2011, the operations for the three months ended March 31, 2012 and 2011, and the cash flows for the three months ended March 31, 2012 and 2011. These condensed consolidated financial statements present financial information for the parent issuer, the guarantor subsidiaries, the non-guarantor subsidiaries and consolidating adjustments, consisting of the entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,828	$—	$404	$(9,718)	$23,514
Accounts receivable less allowance for doubtful accounts	—	361,289	1,190	—	362,479
Inventories, net	—	63,730	297	—	64,027
Deferred income taxes	—	—	—	—	—
Deferred expenses	—	3,430	—	—	3,430
Intercompany	225,553	731,388	—	(956,941)	—
Prepaid expenses and other current assets	1,025	24,128	12	—	25,165
Intercompany loan	360,000	—	—	(360,000)	—

TOTAL CURRENT ASSETS	619,406	1,183,965	1,903	(1,326,659)	478,615
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	174,498	5	—	174,503
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	37,549	44,524	230	—	82,303
GOODWILL	—	258,725	—	—	258,725
INTANGIBLE ASSETS, NET	400,000	84,830	—	—	484,830
DEFERRED DEBT ISSUANCE COSTS, NET	41,185	—	—	—	41,185
INVESTMENT IN SUBSIDIARIES	(225,050)	806	—	224,244	—
Intercompany Loan	350,000	—	—	(350,000)	—
OTHER ASSETS	5,313	5,019	—	—	10,332

TOTAL ASSETS	$1,228,403	$1,752,367	$2,138	$(1,452,415)	$1,530,493

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$11,168	$144,785	$231	$(9,718)	$146,466
Accrued payroll and related taxes and benefits	6,365	65,130	184	—	71,679
Deferred income taxes current	2,449	(1,788)	—	—	661
Other accrued liabilities	49,578	43,190	917	—	93,685
Deferred revenue	—	27,336	—	—	27,336
Intercompany	61,787	895,154	—	(956,941)	—
Current portion of long-term debt	20,000	360,289	—	(360,000)	20,289

TOTAL CURRENT LIABILITIES	151,347	1,534,096	1,332	(1,326,659)	360,116
LONG-TERM DEBT, net of current portion	1,017,500	181	—	—	1,017,681
DEFERRED INCOME TAXES	149,152	50,382	—	—	199,534
Intercompany long-term	—	350,000	—	(350,000)	—
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	8,872	42,758	—	—	51,630

TOTAL LIABILITIES	1,326,871	1,977,417	1,332	(1,676,659)	1,628,961
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) EQUITY
Additional paid-in capital	691,609	513,613	—	(513,613)	691,609
(Accumulated deficit) retained earnings	(790,077)	(738,663)	806	737,857	(790,077)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(98,468)	(225,050)	806	224,244	(98,468)

	$1,228,403	$1,752,367	$2,138	$(1,452,415)	$1,530,493

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2011

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$593,408	$2,482	$—	$595,890
Income from subsidiaries	60,388	—	—	(60,565)	(177)

TOTAL NET REVENUES	60,388	593,408	2,482	(60,565)	595,713
TOTAL COST OF NET REVENUES	—	250,484	1,359	(177)	251,666
Provision for doubtful accounts	—	11,800	58	—	11,858
Selling, distribution and administrative	44,280	332,789	741	(60,388)	317,422
Amortization of intangible assets	229	432	—	—	661

TOTAL COSTS AND EXPENSES	44,509	595,505	2,158	(60,565)	581,607
OPERATING INCOME	15,879	(2,097)	324	—	14,106
Interest expense	33,045	472	—	—	33,517
Interest income and other	(15,730)	14,869	159	—	(702)

(LOSS) INCOME BEFORE TAXES	(1,436)	(17,438)	165	—	(18,709)
Income tax (benefit) expense	(7)	905	—	—	898

NET (LOSS) INCOME	(1,429)	(18,343)	165	—	(19,607)
Equity in income of subsidiaries, net of tax	(18,178)	165	—	18,013	—

NET (LOSS) INCOME	$(19,607)	$(18,178)	$165	$18,013	$(19,607)

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(16,771)	$40,997	$(71)	$5,213	$29,368

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(3,953)	(40,830)	—	—	(44,783)
Proceeds from disposition of assets	—	13	—	—	13
Cash paid for acquisitions	—	(94)	—	—	(94)

NET CASH USED IN INVESTING ACTIVITIES	(3,953)	(40,911)	—	—	(44,864)

FINANCING ACTIVITIES
Proceeds from ABL Facility	67,000	—	—	—	67,000
Payments on ABL Facility	(57,000)	—	—	—	(57,000)
Payments on other long-term debt	—	(86)	—	—	(86)

NET CASH USED IN FINANCING ACTIVITIES	10,000	(86)	—	—	9,914

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,724)	—	(71)	5,213	(5,582)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,552	—	475	(14,931)	29,096

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,828	$—	$404	$(9,718)	$23,514

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

Strategy

Our strategy is to position ourselves in the marketplace as a high-quality provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in the home infusion therapy segment and expanded our platform for further cross-selling opportunities. Our acquisition of Praxair’s homecare business in the United States in March 2011 expanded our geographic footprint and market share in several key markets in the southeastern, south central and western areas of the country. Since January 1, 2010, we have expanded our home respiratory therapy and home medical equipment sales force by 36%, of which 9% relates to the acquisition of Praxair assets. This expansion has allowed us to more efficiently cover each market served by promoting our products and services to physicians, hospital discharge planners and managed care organizations. On an ongoing basis, we continually evaluate the size of our sales force.

•

Continue to participate in the managed care market. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services enables us to sign preferred provider agreements and participating Health Maintenance Organization (“HMO”) agreements with managed care organizations. Managed care represented approximately 70% of our total net revenues for the three months ended March 31, 2012.

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

Critical Accounting Policies. We consider the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to our consolidated financial statements. These policies require the most complex and subjective judgments of management. Additionally, the accounting policies related to goodwill, long-lived assets, share-based compensation and income taxes require significant judgment. These policies are presented in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report for the year ended December 31, 2011.

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

Medicare and Medicaid Revenues. In the three months ended March 31, 2012, approximately 24% and 6% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively. No other third-party payor represented more than 9% of our total net revenues for the three months ended March 31, 2012. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 7% of total net revenues for the three months ended March 31, 2012.

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

Budget Control Act of 2011. On August 2, 2011, the Budget Control Act of 2011 was signed into law. The Budget Control Act of 2011 authorized increases in the United State’s debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Select Committee on Deficit Reduction (“Joint Committee”), a bipartisan Congressional committee instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012 – 2021. The Joint Committee was not limited in what it could propose to reduce the federal deficit. If the proposal had been issued by November 23, 2011, it would have been subject to special, expedited procedures in Congress. Because Congress and the President failed to enact legislation reducing the deficit by at least $1.2 trillion over the ten-year period of fiscal years 2012 – 2021 by the January 15, 2012 deadline, automatic spending reductions in fiscal years 2013 – 2021 through sequestration, the required cancellation of budgetary resources, have been triggered. Under sequestration, certain federal programs are protected, including Medicaid. However, payments to Medicare providers and suppliers would be reduced by an amount not to exceed 2% beginning in 2013. Such a reduction would be applicable to both competitively bid and non-competitively bid markets and products. On November 29, 2011, a bill titled To Amend to Exempt the Medicare Program from Fallback Sequestration Under the Budget Control Act of 2011 (H.R. 3519) was introduced in the House of Representatives. The bill would exempt payments to Medicare providers and suppliers from the automatic spending reductions beginning in 2013. The bill is currently pending in the House Committee on the Budget. At this time, we cannot predict whether Congress will pass this bill or other legislation averting or limiting the automatic spending reductions in fiscal years 2013 – 2021 or, if Congress does pass such legislation, whether the President will sign the legislation into law. Any reduction in provider and supplier reimbursement rates under federal healthcare programs could have a material adverse effect on our financial condition and results of operations.

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

In 2007 and 2008, CMS sought and reviewed bids and developed a plan to implement Round 1 on July 1, 2008. We, along with other winning contract suppliers, began providing services under Round 1 on July 1, 2008. However, on July 15, 2008, MIPPA was enacted which delayed the DMEPOS competitive bidding program by requiring that Round 1 competition commence in 2009, and required a number of program reforms prior to CMS re-launching the program. Changes mandated by MIPPA include requirements for the government to administer the program more transparently, exemption of certain DMEPOS products from the program and a new implementation schedule.

Under MIPPA, the initial CBAs and product categories subject to rebidding in the Round 1 Rebid are very similar to those of Round 1. However, MIPPA excluded Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories as a competitive bidding product category in Round 1 and permanently excluded Group 3 Complex Rehabilitative Power Wheelchairs and Related Accessories as a competitive bidding product category.

We received contract offers for a substantial majority of the Round 1 Rebid bids we submitted. The rates took effect on January 1, 2011 for the Round 1 Rebid markets. CMS reports that the average price reduction for all products in all Round 1 Rebid CBAs was 32%. Based on 2008 data provided to bidders during the Round 1 Rebid process, we estimate that after the DRA and MIPPA reimbursement reductions of 2009 and a change in our business mix since 2007 are accounted for, the estimated annual total net revenues associated with items subject to competitive bidding in the Round 1 Rebid is approximately 1.0% of our annual total net revenues. Approximately $22 million of our net revenues for the year ended December 31, 2011 was generated by the products and CBAs included in the Round 1 Rebid.

In April 2012, CMS announced the product categories to be included in the “recompete” of the Round 1 Rebid contracts and an associated schedule. The Round 1 Rebid Recompete will include additional products and CMS has elected to group products in an all-new way, such as a “Respiratory Equipment” category which includes oxygen therapy, sleep therapy and nebulizers, and a “General Home Equipment” category which includes a variety of home medical equipment, accessories and supplies. CMS expects to begin bidder education for this phase in the summer of 2012 and conduct bidding in the fall of 2012. New rates for the Round 1 Rebid Recompete will take effect on January 1, 2014.

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

The Reform Package also includes changes to the Medicare DMEPOS competitive bidding program. Significantly, Round 2 of the competitive bidding program was expanded from 70 to 91 of the largest MSAs. In August 2011, CMS announced the product categories that are included in Round 2. Round 2 includes the majority of the same product categories, but CMS has expanded the program by (i) combining standard power wheelchairs and manual wheelchairs into a single new product category, (ii) including Negative Pressure Wound Therapy as a category in all markets and (iii) including the Support Surfaces (Group 2 mattresses and overlays) category in all Round 2 markets rather than a subset. Assuming few changes to the Round 2 bidding rules and the markets included, we estimate that approximately $141 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding.

In November 2011, CMS announced the bidding timeline for Round 2. Bidder registration subsequently began in December 2011, and the bid submission process ended on March 30, 2012. CMS expects to announce Single Payment Amounts (“SPAs”) and begin the contracting process in the fall of 2012. CMS anticipates making announcements about the contract suppliers in the spring of 2013. The new Round 2 rates and guidelines are currently scheduled to take effect in July of 2013. We cannot estimate the impact of potential Round 2 rate reductions on our revenues until more specific information is published by CMS and its contractors, but it could be material.

The Reform Package also gives the Secretary of Health and Human Services additional authority to apply competitive bid pricing to non-bid areas via a rulemaking process and that could occur by 2016. In addition, efforts to repeal the competitive bidding program altogether or mandate significant program changes continue. In March 2011, the Fairness in Medicare Bidding Act of 2011 (“FIMBA”) was introduced into the U.S. House of Representatives and referred to the House Subcommittee on Health. FIMBA would repeal the program without specifying a reduction in the industry’s current reimbursement levels. Other efforts are underway by independent economists who seek to alter certain critical aspects of the program. Specifically, those efforts are designed to change the way in which CMS conducts the auction process itself, establishes the single payment rates, determines supplier capacity needed and related aspects which, if adopted by CMS in their entirety or in part, would change how the program would be administered. We cannot predict whether these or other efforts to repeal or amend the program will be successful, or their potential impact on us.

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

Capped Rentals, Oxygen Equipment and CPAP Patient Compliance. Under the DRA, ownership of certain durable medical equipment categorized by CMS in the “capped rental” category (e.g., hospital beds, wheelchairs, nebulizers, patient lifts and CPAP devices) automatically transfers to the Medicare beneficiary at the end of a maximum rental period. As of January 1, 2006, the maximum rental period for this category became 13 months. DRA regulations published subsequently established new payment classes for oxygen equipment, including transfilling and portable equipment, new monthly rental reimbursement rates, and new reimbursement rates for the delivery of oxygen contents.

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

Late in the last decade, there were other changes to the reimbursement methodology for certain inhalation drugs. Beginning in the third quarter of 2007, CMS reduced its reimbursement to providers of Xopenex and albuterol, when CMS changed its reimbursement methodology for calculating the ASP. We implemented strategies intended to partially mitigate these negative impacts in our operations, including the discontinuation of the inhalation drug Xopenex from our inhalation pharmacies’ drug formulary and other formulary changes.

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

Due to ongoing Part D and Part B coverage and payment issues associated with home infusion therapy, the industry is continuing to work with CMS, the Center for Medicare and Medicaid Innovation (“CMMI”) and Congress to rectify the Medicare coverage and payment limitations that restrict Medicare beneficiary and referral source access to quality home infusion therapy services. Bills were introduced in the 110th, 111th and 112th Congresses to consolidate home infusion therapy coverage under Part B. The Medicare Home Infusion Therapy Coverage Act would provide for Medicare infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector, including Medicare Advantage plans. Industry representatives continue to present the cost-saving and patient care advantages of home infusion therapy to CMS, members of Congress and the Obama Administration in an effort to, at a minimum, include a formal demonstration project in either CMS’s or the CMMI’s work plan or future legislation. In addition to a June 2010 report issued by the Government Accountability Office (“GAO”), entitled “Home Infusion Therapy: Differences Between Medicare and Private Insurers’ Coverage,” testimony before the Senate Finance Committee in fall 2009 acknowledged the current gap in coverage and potential benefits of home infusion therapy to the Medicare program and beneficiaries. At this time, we cannot predict whether legislation will be passed or whether CMS and/or the CMMI will include a demonstration project in a future work plan.

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

In recent years, CMS has announced enhancements to its program integrity initiatives designed to identify and prevent waste, fraud and abuse. The initiatives include: (i) conducting more stringent reviews of DMEPOS suppliers’ applications, including background checks of new DMEPOS suppliers’ principals and owners to ensure they have not been suspended by Medicare; (ii) making unannounced site visits to suppliers and home health agencies to ensure they are active, legitimate businesses; (iii) implementing extensive pre- and post-payment claims review; (iv) verifying the relationship between physicians who order a large volume of DMEPOS equipment and the beneficiaries for whom they ordered these services; and (v) identifying and visiting beneficiaries to ensure appropriate receipt of Medicare-reimbursable items and services. We work cooperatively with CMS and its contractors in response to these initiatives but cannot predict whether CMS’s various program integrity efforts will or will not negatively impact our operations.

In February 2011, CMS released a final rule implementing certain provisions of the Reform Package intended to prevent fraud, waste and abuse. This final rule includes new requirements regarding enrollment screening, enrollment application fees, payment suspension, temporary moratoria on enrollment and supplier termination. Significantly, as part of the final rule, CMS classified providers and suppliers as limited, moderate and high risk according to their risk of fraud, waste and abuse. Currently enrolled DMEPOS suppliers are classified in the moderate risk category while newly enrolled DMEPOS suppliers are classified in the high risk category. As such, DMEPOS suppliers will be under greater scrutiny relative to many other healthcare providers and suppliers. In October 2011, Senators Orrin Hatch and Charles Grassley sent a letter to U.S. Secretary of Health and Human Services Kathleen Sebelius, asking for an explanation as to why CMS had yet to impose temporary moratoria on the enrollment of new providers and suppliers where there is a high risk for fraud. Among the requests made in this letter was a request for facts in connection with CMS’s decision not to impose a moratorium on DMEPOS suppliers in South Florida. Additionally, CMS recently implemented a provider and supplier enrollment screening system that will automate its pre-enrollment risk assessment and screening processes. We work cooperatively with CMS and its contractors in response to these initiatives to prevent fraud, waste and abuse but cannot predict whether CMS’s various program integrity efforts will negatively impact our operations.

In August 2010, CMS released a final rule imposing more stringent standards for DMEPOS suppliers, which introduced several new enrollment standards and expanded some existing standards and participation requirements, all of which DMEPOS suppliers must meet to establish and maintain billing privileges in the Medicare program. These standards became effective in September 2010. More recently, on March 14, 2012, CMS issued a final rule revising four of the 30 Medicare supplier standards that apply to our business. The final rule clarified regulations concerning direct solicitation of Medicare beneficiaries, addressed the use of licensed subcontractors to perform certain services on a supplier’s behalf and modified certain state licensure exceptions. The Company’s policies and procedures comply with the revised standards.

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

Other Issues

•

Medical Necessity & Other Documentation Requirements. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. DME MAC medical directors, CMS staff and government subcontractors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation. This is then translated to individual supplier significant error rates and aggregated into a DMEPOS industry error rate, which is significantly higher than other Medicare provider/supplier types. High error rates lead to further audit activity and regulatory burdens. In fact, DME MACs have continued to conduct extensive pre-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for CPAP claims have ranged from 50% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies as the primary reason for claim denials. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be significantly reduced. We have adjusted certain operational policies to address the current expectations of Medicare and its contractors. We cannot predict the adverse impact, if any, these interpretations of the Medicare documentation requirements or our revised policies might have on our operations, cash flow and capital resources, but such impact could be material.

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

The impact of changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through March 31, 2012. We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the recent significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

Medicaid Reimbursement. State Medicaid programs implement reimbursement policies for the items and services we provide that may or may not be similar to those of the Medicare program. Budget pressures on these state programs often result in pricing and coverage changes and extended payment practices that may have a detrimental impact on our operations and/or financial performance. States sometimes have interposed intermediaries to administer their Medicaid programs, or have adopted alternative pricing methodologies for certain drugs, biologicals, and home medical equipment under their Medicaid programs that reduce the level of reimbursement received by us without a corresponding offset or increase to compensate for the service costs incurred. For example, Medi-Cal adopted a regulation that limits the amounts a provider can bill for certain durable medical equipment and medical supplies. In March 2009, the California Association of Medical Product Suppliers (“CAMPS”) initiated a lawsuit to invalidate this regulation as having been adopted in violation of California’s Administrative Procedure Act. In August 2009, the trial court entered a decision denying CAMPS’ petition. CAMPS appealed the court’s decision but on September 16, 2011, the Court of Appeal upheld the trial court’s decision. CAMPS did not file a further appeal and the validity of the regulation was accordingly upheld. As a result, we have made refunds to Medi-Cal. Other states have contemplated reducing or eliminating a DMEPOS benefit for their recipients altogether. We periodically evaluate the possibility of stopping or reducing our Medicaid business in a number of states with reimbursement or administrative policies that make it difficult for us to safely care for patients or conduct operations profitably. Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states which, combined with the current economic environment and state deficits, could further strain state budgets and therefore result in additional policy changes or rate reductions. The President’s most recent budget proposal, would limit the amount state Medicaid programs pay for DMEPOS to be no higher than Medicare payment levels, including those impacted by Medicare competitive bidding. We cannot currently predict the adverse impact, if any, that any such change to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether states will consider similar or other reimbursement reductions, whether or how healthcare reform provisions pertaining to Medicaid will ultimately be implemented or whether any such changes would have a material adverse effect on our results of operations, cash flow and capital resources.

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

The 2010 mid-term election changed the composition of Congress and affected certain priorities related to healthcare, and the 2012 election outcome could result in additional changes in priorities. Congress is debating the potential to repeal or amend the Reform Package altogether. A number of other parties, including some State governments, are challenging the Reform Package, and we cannot predict the outcome of such challenges. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. Also, the government has begun to promulgate the implementing rules and regulations of the Reform Package, including additional requirements related to our business and that of our customers. Until those rules are more clearly understood, and due to uncertainties regarding the ultimate features of additional reform initiatives and their enactment and implementation over the next few years, we cannot predict which, if any, of such reform proposals will be adopted, or when they may be adopted, or that any such reforms will not have a material adverse effect on our results of operations, cash flow, capital resources and liquidity.

Key Factors and Trends Expected to Impact our Business in 2012

Although other factors and trends will likely impact us, including some we do not foresee at this time, our performance in 2012 will continue to be impacted by the following key factors and trends:

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

•

Increasing Audit Activity. We, along with others in the industry, experienced a very significant increase in audits in 2011 and the first quarter of 2012. We believe that such increased audit activity will continue to be the case for the foreseeable future. Such audits are designed to measure industry and provider claim error rates, primarily relating to medical necessity documentation in the treating physician’s records for various DMEPOS items. Such audits are labor-intensive to respond to and are likely to result in refunds to the government. Additionally, commercial insurers have increased their post-payment audit volume in 2012 as well.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Net Revenues. Net revenues in the three months ended March 31, 2012 were $595.7 million, compared to $536.7 million in the three months ended March 31, 2011, an increase of $59.0 million or 11.0%. Revenue for the three months ended March 31, 2012 increased primarily due to increased volume in the home infusion therapy segment and the home respiratory therapy and home medical equipment segment, as well as the acquisition of Praxair assets in March 2011.

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

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the three months ended March 31, 2012 was 57.8%, compared to 59.4% for the three months ended March 31, 2011. The decline in gross profit margin percentage is primarily due to a decrease in the home infusion therapy segment margin percentage due to an increase in specialty revenue as a percentage of infusion segment net revenue and a decline in the gross profit margin associated with enteral revenue. Our specialty revenue has a lower gross profit margin as a percentage of net revenue than our other infusion therapy revenue.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 2.0% and 3.8% in the three months ended March 31, 2012 and March 31, 2011, respectively. The decrease in the provision for doubtful account in the quarter ended March 31, 2012, is the result of improved expectations for our overall cash collections rates based upon recent cash collection trends.

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

Selling, distribution and administrative expenses were $317.4 million, or 53.3%, of total net revenues for the quarter ended March 31, 2012 compared to $296.6 million, or 55.3%, of total net revenues for the quarter ended March 31, 2011.

Selling, distribution and administrative expenses increased by $20.8 million for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. The increase was comprised of an increase in labor costs of $22.6 million, partially offset by a $1.8 million decrease in other operating expenses. For the three months ended March 31, 2012, the corporate costs included in selling, distribution and administrative expenses were $50.2 million. For the three months ended March 31, 2011, the corporate costs included in selling, distribution and administrative expenses were $57.1 million.

The increase in labor costs of $22.6 million was primarily due to an increase in salaries and related benefits resulting from headcount increases associated with our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel, increases in infusion headcount to support growth in our infusion revenue and increases in headcount as a result of the acquisition of Praxair assets in March of 2011.

The decrease in other operating expenses was $1.8 million. As a result of the acquisition of Praxair assets in March of 2011, we incurred costs primarily related to the closing of certain Praxair facilities and professional fees associated with the acquisition, which did not recur in 2012. This decrease was partially offset by an increase in other operating expenses primarily due to recurring costs related to the acquisition of Praxair assets in March of 2011, and costs related to delivery and professional fees.

Amortization of Intangible Assets. Amortization of intangible assets was $0.7 million and $1.1 million in the three months ended March 31, 2012 and March 31, 2011, respectively.

Interest Expense. Interest expense increased $0.6 million, or 1.8%, to $33.5 million in the three months ended March 31, 2012 from $32.9 million in the three months ended March 31, 2011.

Interest Income and Other. Interest income and other increased to $0.7 million for the three months ended March 31, 2012 from $0.3 million in the three months ended March 31, 2011.

Income Tax Expense/Benefit. Our overall effective tax rate is the ratio of our tax expense (benefit) over our pre-tax income (loss) for the reporting period. Our tax expense/benefit is comprised of two items: (1) the tax computed using an Estimated Annual Effective Tax Rate (“EAETR”) and (2) certain tax charges and benefits which are recognized on a discrete basis in the interim period in which they occur.

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

Our effective tax rate was an expense of (4.8)% for the three months ended March 31, 2012, compared to a benefit of 33.8% for the three months ended March 31, 2011. For the three months ended March 31, 2012, our effective tax rate differed from federal and state statutory rates primarily due to the accrual of a valuation allowance against substantially all of our net deferred tax assets. For the three months ended March 31, 2011, our effective tax rate differed from federal and state statutory rates primarily due to the tax rate impact of non-deductible equity compensation and certain discrete items.

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

For the three-year period ended December 31, 2011, we sustained a cumulative book loss, after adjusting for non-recurring items. Therefore, we accrued a valuation allowance of $224.5 million at December 31, 2011, since we determined that it is more likely than not that substantially all of our net deferred tax assets will not be realized. We utilized all available information (including cumulative consolidated three-year loss information) to determine the necessity and amount of our valuation allowance at December 31, 2011. We intend to maintain our valuation allowance until sufficient positive evidence exists to support the reversal of all or a portion of our valuation allowance.

We increased our valuation allowance by $7.3 million to $231.8 million at March 31, 2012 from $224.5 million at December 31, 2011 to offset corresponding increases in our net deferred tax assets for the three months ended March 31, 2012.

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

(in thousands)	Three Months Ended March 31, 2012	Percentage of Net Revenues	Three Months Ended March 31, 2011	Percentage of Net Revenues
Net revenues:
Home respiratory therapy and home medical equipment	$301,904	50.7%	$276,061	51.4%
Home infusion therapy	293,809	49.3	260,682	48.6

Total net revenues	$595,713	100.0%	$536,743	100.0%

	Three Months Ended March 31, 2012
($ in thousands)	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$(5,399)	(1.8)%	$19,505	6.6%	$14,106

	Three Months Ended March 31, 2011
($ in thousands)	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$(17,662)	(6.4)%	$18,410	7.1%	$748

We allocate certain corporate expenses that are not directly attributable to a product line based upon segment headcount. For the three months ended March 31, 2012, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $33.8 million and the corporate costs allocated to the home infusion therapy segment were $16.4 million. For the three months ended March 31, 2011, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $41.4 million and the corporate costs allocated to the home infusion therapy segment were $15.7 million.

See reconciliation of EBIT to net income included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues increased $25.8 million, or 9.4%, to $301.9 million in the three months ended March 31, 2012 from $276.1 million in the three months ended March 31, 2011. Revenues for the home respiratory therapy and home medical equipment segment decreased to 50.7% of total revenue in the three months ended March 31, 2012 from 51.4% in the three months ended March 31, 2011.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line increased by 8.2% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in revenue resulted primarily from increases in sleep apnea and oxygen revenue as a result of an increase in sleep apnea volume and the acquisition of Praxair assets in March 2011.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 16.6% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily due to an increase in overall volume.

EBIT for the home respiratory therapy and home medical equipment segment in the three months ended March 31, 2012 was a negative $5.4 million, compared to a negative $17.7 million in the three months ended March 31, 2011. The negative EBIT was 1.8% of segment net revenues in the three months ended March 31, 2012, compared to negative 6.4% of segment net revenues in the three months ended March 31, 2011. The decrease in the EBIT as a percentage of segment net revenues from 6.4% for the three months ended March 31, 2011 to a negative 1.8% in the three months ended March 31, 2012 is primarily due to decreases in the provision for doubtful accounts primarily due to favorable cash collections and in the sales, distribution and administrative costs as a percentage of net revenues in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $33.1 million, or 12.7% to $293.8 million for the three months ended March 31, 2012 from $260.7 million in the three months ended March 31, 2011. Revenues for the home infusion therapy segment increased to 49.3% of total revenue in the three months ended March 31, 2012 from 48.6% in the three months ended March 31, 2011.

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

EBIT for the home infusion therapy segment in the three months ended March 31, 2012 was $19.5 million, compared to $18.4 million in the three months ended March 31, 2011. EBIT was 6.6% of segment net revenues in the three months ended March 31, 2012, compared to 7.1% of segment net revenues in the three months ended March 31, 2011. The decrease in EBIT as a percentage of net segment revenues from 7.1% for the three months ended March 31, 2011 to 6.6% for the three months ended March 31, 2012 is primarily due to a decrease in the gross profit as a percentage of segment net revenues due to an increase in specialty revenues as a percent of infusion therapy segment net revenues, a decrease in the provision for doubtful accounts as a percentage of segment net revenues and a decrease in the sales, distribution and administrative costs as a percentage of net revenues in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

The following table provides a reconciliation from net income to EBIT:

(in thousands)	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net loss			$(19,607)			$(21,024)
Interest expense, net			32,815			32,503
Income tax expense (benefit)			898			(10,731)

EBIT	$(5,399)	$19,505	$14,106	$(17,662)	$18,410	$748

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

In the three months ended March 31, 2012, our free cash flow was $(15.4) million. For the three months ended March 31, 2011 our free cash flow was $0.1 million. See discussion below on changes in the components of free cash flow; net cash provided by operations and purchases of patient service equipment and property, equipment and improvements. Free cash flow is a financial measure which is not calculated in accordance with GAAP. Free cash flow is defined as cash provided by operating activities less purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with GAAP. Further, free cash flow may not be comparable to similarly titled measures used by other companies.

A table reconciling free cash flow to net cash provided by operating activities is presented below:

(in thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Reconciliation — Free Cash Flow:
Net loss	$(19,607)	$(21,024)
Non-cash items	51,148	48,022
Change in operating assets and liabilities	(2,173)	7,169

Net cash provided by operating activities	29,368	34,167
Less: Purchases of patient service equipment and property, equipment and improvements	(44,783)	(34,089)

Free cash flow	$(15,415)	$78

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

(in thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net cash provided by operating activities	$29,368	$34,167
Net cash used in investing activities	(44,864)	(56,521)
Net cash provided by (used in) financing activities	9,914	(1,400)

Net decrease in cash and equivalents	(5,582)	(23,754)
Cash and equivalents at beginning of period	29,096	109,137

Cash and equivalents at end of period	$23,514	$85,383

The Three Months Ended March 31, 2012 Results Compared to the Three Months Ended March 31, 2011

Net cash provided by operating activities in the three months ended March 31, 2012 was $29.4 million compared to $34.2 million in the three months ended March 31, 2011, a decrease of $4.8 million. The decrease in net cash provided by operating activities resulted from a $9.3 million decrease in the cash provided related to the change in operating assets and liabilities to a $2.1 million use of cash in 2012 from a $7.2 million provision of cash in 2011, partially offset by a $1.4 million decrease in our net loss and a $3.1 million increase in non-cash items in 2012.

The $9.3 million decrease in cash provided by the change in operating assets and liabilities consisted primarily of the following:

•

$11.2 million decrease in cash provided by inventories to a $6.3 million use of cash in the three months ended March 31, 2012 from a $4.9 million provision of cash in the three months ended March 31, 2011. The increase was primarily due to timing of inventory purchases and sales.

•

$7.0 million decrease in cash provided by accrued expenses to a $27.1 million provision of cash in the three months ended March 31, 2012 from a $34.1 million provision of cash in the three months ended March 31, 2011. The decrease was primarily due to the timing of payments.

Offset by:

•

$8.6 million increase in cash provided by accounts payable to a $15.1 million provision of cash in the three months ended March 31, 2012 from a $6.5 million provision of cash in the three months ended March 31, 2011. The increase was primarily due to the timing of payments.

Net cash used in investing activities in the three months ended March 31, 2012 was $44.9 million, compared to $56.5 million in the three months ended March 31, 2011. The primary use of funds in 2012 was $44.8 million to purchase patient service equipment and property equipment and improvements; $36.0 million related to patient service equipment to support revenue growth; and $8.8 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. The primary use of funds in 2011 was $34.1 million to purchase patient service equipment and property equipment and improvements; $23.5 million related to patient service equipment; and $10.6 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. Additionally, net cash used in investment activities of $22.4 million related primarily to the acquisition of Praxair assets in March 2011.

In 2012, net cash provided by financing activities in the three months ended March 31, 2012 was $9.9 million compared to $1.4 million use of cash in the three months ended March 31, 2011. Cash used in financing activities in 2012 primarily related to net borrowings on our ABL facility. In 2011, net cash used in financing activities primarily reflected cash paid on profit interests and capitalized leases related to pumps.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $413.3 million as of March 31, 2012 from $391.1 million at December 31, 2011. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the rolling average of total net revenues) were 55 days at March 31, 2012, compared to 51 days at December 31, 2011. The increase in accounts receivable and days sales outstanding is primarily due to the previously anticipated delays resulting from the implementation of new HIPPA standards for processing electronic billing claims by our payors.

Accounts aged in excess of 180 days expressed as percentages of total receivables for certain major payor categories, and in total, are as follows:

	March 31, 2012	December 31, 2011
Total	18.3%	20.0%
Medicare	15.7%	15.9%
Medicaid	15.3%	20.1%
Patient self pay	25.2%	31.5%
Managed care/other	18.4%	19.9%

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $60.7 million and $63.4 million at March 31, 2012 and December 31, 2011, respectively. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability.

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

As of March 31, 2012, there was $20.0 million outstanding under the ABL Facility, outstanding letters of credit totaled $21.1 million and additional availability under the ABL Facility, subject to the borrowing base, was $208.9 million. As of March 31, 2012, the available borrowing base did not constrain our ability to borrow the entire $208.9 million of available borrowing capacity under our ABL Facility. At March 31, 2012, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility. As of April 30, 2012 there was approximately $68 million outstanding under the ABL Facility.

As market conditions warrant, we and our major equity holders, including the Sponsor and its affiliates, may from time to time, depending upon market conditions, seek to refinance or repurchase our debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA:

(in thousands)	Three Months Ended March 31, 2012	Twelve Months Ended March 31, 2012
Net loss (a)	$(19,607)	$(745,907)
Interest expense, net (b)	32,815	132,307
Income tax expense	898	36,313
Depreciation and amortization	29,366	130,776
Non-cash impairment charges (c)	—	657,868
Non-cash items (d)	6,336	24,053
Costs incurred related to initiatives (e)	7,149	33,467
Other adjustments (f)	1,749	6,996
Projected cost savings and synergies (g)	1,026	10,103

Adjusted EBITDA	$59,732	$285,976

(a)	Net loss for the twelve months ended March 31, 2012 includes the non-cash impairment charges listed below based on the results of our 2011 annual impairment testing, the tax impact associated with the impairment charges and charges related to deferred tax valuation allowances. Except as noted, all of the impairment charges relate to the home respiratory therapy/home medical equipment reporting unit.

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

The net loss for the twelve months ended March 31, 2012 consists of the following quarterly net loss amounts: $(9,437) for the three months ended June 30, 2011; $(4,687) for the three months ended September 30, 2011; $(712,176) for the three months ended December 31, 2011; and $(19,607) for the three months ended March 31, 2012.

(b)	Reflects $33.5 million of interest expense, net of $0.7 million of interest income for the three months ended March 31, 2012. Reflects $133.2 million of interest expense, net of $0.9 million of interest income for the twelve months ended March 31, 2012.

(c)	In connection with the annual impairment test for fiscal 2011, we recorded the following non-cash impairment charges of $657.9 million, of which $654.3 million relates to our home respiratory therapy/home medical equipment reporting unit:

(i) Goodwill impairment of $509.9 million;

(ii) Trade name impairment of $60.0 ($56.4 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $3.6 million of which relates to the home infusion therapy reporting unit);

(iii) Capitated relationships intangible asset impairment of $30.4 million;

(iv) Patient service equipment impairment of $45.5 million; and

(v) Property, equipment and improvements impairment of $12.1 million.

(d)	Non-cash items are comprised of the following:

(in thousands)	Three Months Ended March 31, 2012	Twelve Months Ended March 31, 2012
Profit interest units compensation expense	$739	$2,920
Loss on patient service equipment, disposition of assets and other (i)	5,597	21,133

Total non-cash items	$6,336	$24,053

(i)	Primarily represents non-cash losses related to the title transfer of equipment to Medicare patients at the end of the 13-month maximum rental period under the DRA and other disposals or write-offs of capital equipment. Equipment classified as 13-month rental equipment would include hospital beds, wheelchairs, nebulizers, patient lifts and CPAP devices.

(e)	Costs incurred related to initiatives are comprised of the following:

(in thousands)	Three Months Ended March 31, 2012	Twelve Months Ended March 31, 2012
Costs and expenses related to initiatives (i)	$6,780	$26,087
Acquisition of Praxair assets (ii)	81	5,835
Executive severance and retention (iii)	288	1,545
Other	—	—

Total costs incurred related to initiatives	$7,149	$33,467

(i)	Represents salaries and wages, severance, relocation consulting fees and other expenses for the three and twelve months ended March 31, 2012, primarily related to four projects: (1) the offshoring and subsequent onshoring of certain of our billing and collections functions; (2) a new billing and collections system for our home infusion therapy business; (3) centralization of our admissions process for our home infusion therapy business; (4) a new supply chain management system; and (5) sales force and operations optimization.
(ii)	Represents costs related to the March 4, 2011 acquisition of Praxair assets.
(iii)	Represents executive severance and retention expense as a result of the Merger for the three and twelve months ended March 31, 2012.
(f)	Other adjustment items primarily related to the sponsor management fee of $1.7 million and $7.0 million for the three and twelve months ended March 31, 2012.
(g)	Represents projected net cost savings and synergies to be realized in connection with acquisitions and cost saving, restructuring and other similar initiatives, primarily related to procurement savings.

Business Combinations and Asset Purchases. We periodically acquire complementary businesses. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Customer lists, favorable lease arrangements and patient referral sources are being amortized over the period of their expected benefit. During the three months ended March 31, 2012 and March 31, 2011, the Company purchased certain assets of a business for $0.1 million and $22.4 million, respectively.

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

Contractual Cash Obligations. In the normal course of business, we enter into obligations and commitments that require future contractual payments. There has been no material change to our total contractual obligations from what was previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.

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

At March 31, 2012, there was $20.0 million outstanding under our ABL Facility. The credit agreement governing the ABL Facility provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the credit agreement governing the ABL Facility. At March 31, 2012, any outstanding borrowings under the ABL Facility would have been tied to the Bank of America prime rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term Debt.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2012, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CMS was required to conduct the Round 1 Rebid and mandated certain changes for both the Round 1 Rebid and subsequent rounds of the program. Approximately $22 million of our net revenues for the year ended December 31, 2011 was generated by the products and CBAs included in the Round 1 Rebid. Although we have experienced increases in volume in certain markets as a result of our competitive bidding contracts, we estimate that the initial results of the Round 1 Rebid reduced our net revenues in the fiscal year ending December 31, 2011 by approximately $8 million, assuming the current contracts and no changes in volume. In August 2011, CMS announced that Round 2 would include the majority of the same product categories, but also include (i) a new product category including standard power wheelchairs and manual wheelchairs, (ii) Negative Pressure Wound Therapy, (iii) Support Surfaces (Group 2 mattresses and overlays) in all Round 2 markets and (iv) a national mail order competition for diabetic supplies. Assuming the rules for Round 2 are similar to the Round 1 Rebid, we estimate that approximately $141 million of our net revenues for the fiscal year ending December 31, 2011 would be subject to Round 2 competitive bidding. The bidding process for Round 2 commenced in late 2011 with bidder registration and bids were due for submission by March 30, 2012. The new Round 2 rates and guidelines are currently scheduled to take effect in July of 2013.

In April 2012, CMS announced the timeline and product categories for the Round 1 Rebid Recompete. Bidding is expected to commence in fall 2012 and the new rates would take effect on January 1, 2014. We cannot estimate the impact of potential Round 2 rate reductions or our ability to win competitively bid contracts on our business until more specific information is published by CMS and its contractors and results of the Round 2 bidding process are announced. However, we will likely experience significant pricing reductions on any bids we win and loss of revenue for bids we did not win. The Reform Package also made changes to the competitive bidding program and gave the Secretary of Health and Human Services the authority to apply competitive bid pricing to non-bid areas after a rulemaking process, but this could take effect by 2016. At this time, we cannot quantify what negative impact, if any, the revised program will have upon our revenue or operations when the program is reinitiated, but such impact would likely be material.

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

There are also ongoing state and federal legislative and regulatory efforts to reduce or otherwise adversely affect Medicaid reimbursement rates for products and services we provide. For a number of years, some states have adopted alternative pricing methodologies for certain drugs, biologicals and home medical equipment reimbursed under the Medicaid program. In a number of states, the changes reduced the level of reimbursement we received for these items without a corresponding offset or increase to compensate for the service costs we incurred. For example, California’s Medicaid program (“Medi-Cal”) adopted a regulation that limits the amounts a provider can bill for certain durable medical equipment and medical supplies. In March 2009, the California Association of Medical Product Suppliers (“CAMPS”) initiated a lawsuit to invalidate this regulation as having been adopted in violation of California’s Administrative Procedure Act. In August 2009, the trial court entered a decision denying CAMPS’ petition. CAMPS appealed the court’s decision but on September 16, 2011, the Court of Appeal upheld the trial court’s decision. CAMPS did not file a further appeal and the validity of the regulation was accordingly upheld. As a result, we have made refunds to Medi-Cal and our future revenues from Medi-Cal may be reduced. In addition to this Medi-Cal regulation, we currently are examining other similar Medicaid program rules to confirm whether we have complied with the particular states’ Medicaid reimbursement methodologies. The review could result in our making refunds and other payments to these state Medicaid programs and our future revenues may be reduced. Other states have contemplated reducing or eliminating a DMEPOS benefit altogether. We periodically evaluate the possibility of stopping or reducing our Medicaid business in a number of states with reimbursement policies that make it difficult for us to conduct operations profitably. Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states, which could further strain state budgets and therefore result in additional policy changes or rate reductions. In addition, changes to the federal regulations pertaining to prescription drug pricing may also impact the Medicaid reimbursement available to us. The President’s most recent budget proposal would limit the amount state Medicaid programs pay for DMEPOS services and products to be no higher than Medicare’s rates, including those impacted by the competitive bidding program. We cannot currently predict the adverse impact, if any, that any such changes to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether other states will consider similar or other reimbursement reductions or whether any such changes could have a material adverse effect on our results of operations, cash flow and capital resources.

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

We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us.

As a result of continuing reductions in payor reimbursement, we, like many other healthcare companies, are making substantial efforts to reduce our costs in providing healthcare services and products. Many managed care organizations and insurers also regularly attempt to seek reductions in the prices at which we provide services to them and their patients. Some managed care organizations and insurers also propose to limit coverage for our products and services and implement onerous payment rules, policies, administrative burdens, audits and other requirements that adversely impact our reimbursement and increase our costs of providing services and products. In addition to this increasing pressure to reduce costs, the use by managed care payors of benefit managers and other intermediaries is also increasing and may adversely impact us, including for example by imposing of burdensome reimbursement policies we must comply with and adverse changes in our participation status with managed care organizations and insurers. We have a large number of contractual arrangements with managed care organizations and other parties, which represented approximately 70% of our total net revenues for each of the three months ended March 31, 2012 and 2011, and we expect that we will continue to enter into more of these contractual arrangements. Many of these contracts allow, usually after due notice, for payors to alter their payment policies (or newly enforced policies that were previously enacted). We could be materially adversely affected by adverse payment policy practices. Also, the Reform Package significantly reduces the government’s payment rates to Medicare Advantage plans. Other provisions impose minimum medical-loss ratios, state and federal premium review procedures and benefit requirements on insurers. These public policy changes have unpredictable effects on the insurance industry on which we rely. There can be no assurance that we will retain or obtain Medicare Advantage or other such managed care contracts or that such plans will not attempt to further reduce the rates they pay to providers. In addition, if we are unable to successfully reduce our costs, we may be unable to continue to provide services directly to patients of certain payors or through these contractual arrangements. This would have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and payment, substantiation and record-keeping requirements. Examples of such documentation requirements are contained in the DME MAC supplier manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. DME MAC medical directors, CMS staff and government auditors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain such documentation from other healthcare providers. Also, auditors’ interpretations of these policies are inconsistent and subject to individual interpretations leading to high supplier and industry error rates. In fact, DME MACs have continued to conduct significant pre-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for CPAP claims have ranged from 50% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies as the primary reason for claim denials. In addition, certain states have established unique documentation requirements concerning direct patient care activities provided by DME suppliers’ staff. In the absence of such documentation, the state may request a refund or impose sanctions such as fines. If these or other challenging positions continue to be adopted by auditors, DME MACs, states, CMS or its contractors in administering the Medicare program, we have the right to contest these positions as being contrary to law. Such appeal processes may be protracted and costly, even when the initial determinations are overturned. If these interpretations of the documentation requirements are ultimately upheld, it could result in our making significant refunds and other payments to Medicare and/or Medicaid and our future revenues from Medicare and/or Medicaid would likely be reduced. We cannot currently predict the adverse impact, if any, that these new, more onerous interpretations of the Medicare and/or Medicaid documentation requirements, or revised internal operational policies to address them, might have on our relationships with referral sources, operations, cash flow and capital resources, but such impact could be material.

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

Our Business and Financial Performance May Be Adversely Affected By Our Inability to Effectively Execute and Implement Cost Savings Initiatives.

We launched a substantial multi-year cost reduction plan in late 2007 across a number of identified initiatives realizing approximately $194 million in annualized pre-tax savings through March 31, 2012. Because of the ongoing reimbursement pressures on our industry, we plan to implement additional changes in our operating model to further reduce our costs. Projected cost savings associated with our future initiatives are subject to a variety of risks, including:

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

The home respiratory/home medical equipment and home infusion therapy markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. We believe that the primary competitive factors are quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of our competitors may now or in the future have greater financial or marketing resources than we do. In addition, in certain markets, competitors may have more effective sales and marketing activities. Our largest national home respiratory/home medical equipment provider competitors are American HomePatient, Inc., Lincare Holdings, Inc. and Rotech Healthcare Inc. Our largest competitors in the home infusion therapy service market are Walgreens Home Care, Medco, Express Scripts and Bioscript. The rest of the homecare market in the United States consists of several medium-size competitors, as well as numerous small (under $3.5 million in annual revenues) local operations. There are relatively few barriers to entry in local home healthcare markets. Hospitals and health systems are routinely looking to provide coverage and better control of post acute health care services, including homecare services of the types we provide. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value based purchasing and other payment systems. For example, the Reform Package introduced various new payment and delivery system models, including Accountable Care Organizations (“ACOs”). ACOs can share in savings, assuming certain quality metrics are met or exceeded. The shared savings feature in ACOs cause them to reduce the amount of services they refer to us. ACOs may be formed by a variety of providers and/or suppliers, including hospitals and health systems, as well as home respiratory, home medical equipment and home infusion therapy service providers. Although participation in an ACO is voluntary, participation by our competitors in an ACO in certain markets may force us to participate as well or face a loss of business from ACO participants who are unwilling to refer to non-ACO participants. Even when we do participate, we may lose business if we do not meet the quality metrics that ACOs must earn to share in any savings they achieve. Moreover, commensurate with the formation of an ACO physicians and/or hospitals may decide to provide home healthcare services through a new developed capacity owned and/or controlled by themselves. Similar programs may be adopted by other governmental, state and commercial payors, and we cannot predict the impact, if any, of such new models on our business. In addition, some managed care payors are developing their own pharmacy benefit managers (“PBMs”) or are expanding their contractual relationships with PBMs, and those PBMs then expand their scope of services into new areas such as specialty infusion and compete with us. We cannot assure you that these and other industry changes and the competitive nature of the homecare environment will not adversely affect our revenues and our business.

Our Business Operations are Labor Intensive. Difficulty Hiring Enough Additional Management and Other Employees, Increasing Costs of Compensation or Employee Benefits, and the Potential Impact of Unionization and Organizing Activities Could Have an Adverse Effect on Our Costs and Results of Operations.

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other employees. One of our largest costs is in the payment of salaries and benefits to our approximately 13,900 employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates among certain employee groups. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely be adversely affected. The Reform Package may materially increase our cost of providing health benefits to our employees and their dependents. In addition, union organizing activities have occurred in the past and may occur in the future, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

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

Risks Relating to Our Indebtedness

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us From Fulfilling Our Obligations Under our Indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of March 31, 2012, we had approximately $1,038.0 million of total debt outstanding. Subject to the limits contained in the credit agreement governing our ABL Facility, the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

3.2	Amended and Restated Bylaws of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

31.1*	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2*	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1*	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2*	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

101*	The following materials from Apria Healthcare Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC.

Date: May 1, 2012	By:	/s/ CHRIS A. KARKENNY
Chris A. Karkenny
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 1, 2012	By:	/s/ PETER A. REYNOLDS
Peter A. Reynolds
Chief Accounting Officer and Controller (Principal Accounting Officer)