Form 10-Q
period 2012-06-30
APRIA HEALTHCARE GROUP INC
filed 2012-08-13
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to          ..

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

As of August 1, 2012, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements. You should understand that various important factors, in addition to those discussed elsewhere in this quarterly report on Form 10-Q, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	trends and developments affecting the collectability of accounts receivable;

•	government legislative and budget developments that could continue to affect reimbursement levels;

•	potential reductions in reimbursement rates by government and third-party payors;

•	the effectiveness of our operating systems and controls, systems implementation risks;

•	healthcare reform and the effect of federal and state healthcare regulations;

•	economic and political events, international conflicts and natural disasters;

•	acquisition-related risks; and

•	the items discussed under “Risk Factors” in this quarterly report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,239	$29,096
Accounts receivable, less allowance for doubtful accounts of $54,154 and $53,934 at June 30, 2012 and December 31, 2011, respectively	363,350	337,212
Inventories	69,424	57,683
Deferred income taxes	—	168
Deferred expenses	3,551	3,681
Prepaid expenses and other current assets	14,716	23,927

TOTAL CURRENT ASSETS	475,280	451,767
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $178,579 and $176,526 at June 30, 2012 and December 31, 2011, respectively	181,442	166,769
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	80,294	83,768
GOODWILL	258,725	258,725
INTANGIBLE ASSETS, NET	484,343	485,366
DEFERRED DEBT ISSUANCE COSTS, NET	37,611	44,636
OTHER ASSETS	12,820	11,513

TOTAL ASSETS	$1,530,515	$1,502,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$138,475	$135,572
Accrued payroll and related taxes and benefits	61,390	69,217
Deferred income taxes	1,082	—
Other accrued liabilities	69,362	66,694
Deferred revenue	28,589	28,649
Current portion of long-term debt	69,277	10,301

TOTAL CURRENT LIABILITIES	368,175	310,433
LONG-TERM DEBT, net of current portion	1,017,606	1,017,755
DEFERRED INCOME TAXES	199,251	200,225
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	51,692	49,480

TOTAL LIABILITIES	1,636,724	1,577,893
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value: 1,000 shares authorized; 100 shares issued at June 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	692,353	690,870
Accumulated deficit	(798,562)	(766,219)

TOTAL STOCKHOLDERS’ DEFICIT	(106,209)	(75,349)

	$1,530,515	$1,502,544

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net revenues:
Fee for service arrangements	$561,447	$534,229	$1,113,063	$1,029,913
Capitation	46,225	42,119	90,322	83,178

TOTAL NET REVENUES	607,672	576,348	1,203,385	1,113,091

Costs and expenses:
Cost of net revenues:
Product and supply costs	214,136	190,882	421,548	368,322
Patient service equipment depreciation	20,386	24,077	41,082	45,882
Home respiratory therapy services	7,018	6,130	14,307	12,103
Nursing services	10,709	10,596	21,932	20,527
Other	3,948	3,747	8,994	6,474

TOTAL COST OF NET REVENUES	256,197	235,432	507,863	453,308
Provision for doubtful accounts	20,790	16,578	32,648	36,842
Selling, distribution and administrative	308,837	303,070	626,259	599,698
Amortization of intangible assets	483	1,121	1,144	2,198

TOTAL COSTS AND EXPENSES	586,307	556,201	1,167,914	1,092,046

OPERATING INCOME	21,365	20,147	35,471	21,045
Interest expense	33,878	33,026	67,395	65,930
Interest income and other	(69)	(39)	(771)	(290)

LOSS BEFORE TAXES	(12,444)	(12,840)	(31,153)	(44,595)
Income tax expense (benefit)	292	(3,403)	1,190	(14,134)

NET LOSS	$(12,736)	$(9,437)	$(32,343)	$(30,461)

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(32,343)	$(30,461)
Items included in net loss not requiring cash:
Provision for doubtful accounts	32,648	36,842
Depreciation	57,082	63,625
Amortization of intangible assets	1,144	2,198
Amortization of deferred debt issuance costs	7,025	5,928
Deferred income taxes	275	(15,903)
Profit interest compensation	1,565	1,583
Loss on disposition of assets and other	10,810	8,202
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(58,787)	(83,027)
Inventories	(11,740)	8,324
Prepaid expenses and other assets	7,903	(3,134)
Accounts payable, exclusive of book-cash overdraft	8,772	19,692
Accrued payroll and related taxes and benefits	(7,826)	(1,621)
Income taxes payable	429	396
Deferred revenue, net of related expenses	70	2,895
Accrued expenses	4,450	3,067

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,477	18,606

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(85,113)	(76,415)
Proceeds from disposition of assets	155	153
Cash paid for acquisitions	(121)	(22,538)

NET CASH USED IN INVESTING ACTIVITIES	(85,079)	(98,800)

FINANCING ACTIVITIES
Proceeds from ABL Facility	209,000	—
Payments on ABL Facility	(150,000)	—
Payments on other long-term debt	(173)	(799)
Cash paid on profit interest units	(82)	(1,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	58,745	(1,799)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,857)	(81,993)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,096	109,137

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,239	$27,144

SUPPLEMENTAL DISCLOSURES — See Note 5 and Note 8 for a discussion of cash paid for interest and income taxes, respectively.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases when paid. Unpaid purchases were $13.3 million and $10.5 million at June 30, 2012 and June 30, 2011, respectively.

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of Apria Healthcare Group Inc. (“the Company”) and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation.

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

On October 28, 2008, the Company completed the Merger with Merger Sub, a Delaware corporation and wholly-owned subsidiary of Sky LLC. Buyer is controlled by private investment funds affiliated with the Sponsor.

Company Background: Apria operates in the home healthcare segment of the healthcare industry, providing a variety of high-quality clinical patient care management programs, related products and supplies as prescribed by a physician and/or authorized by a case manager as part of a care plan. Essentially all products and services offered by the Company are provided through the Company’s network of approximately 540 locations, which are located throughout the United States. We provide services and products in two operating segments and within these two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including total parenteral nutrition, and enteral nutrition services. Both segments provide products and services in the home setting to patients and are primarily paid for by a third-party payor, such as Medicare, Medicaid, managed care or other third-party insurer. Sales for both segments are primarily derived from referral sources such as hospital discharge planners, medical groups or independent physicians.

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee for service/product arrangements for equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and under capitation arrangements with third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 8% of total net revenues for the three and six months ended June 30, 2012 and 7% of total net revenues for the three and six months ended June 30, 2011. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 23% and 6% of total net revenues for the three and six months ended June 30, 2012, 24% and 6% for the three months ended June 30, 2011, and 23% and 7% for the six months ended June 30, 2011. No other third-party payor group represented more than 9% of the Company’s revenues.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rental and sale revenues in the fee for service/product arrangement revenue line item were:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2012		2011		2012		2011
Rental	$163.9	29.2%	$163.6	30.6%	$330.6	29.7%	$316.4	30.7%
Sale	397.5	70.8	370.6	69.4	782.5	70.3	713.5	69.3

Total fee for service	$561.4	100.0%	$534.2	100.0%	$1,113.1	100.0%	$1,029.9	100.0%

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

Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $73.7 million and $63.4 million at June 30, 2012 and December 31, 2011, respectively. The increase in unbilled receivables is primarily due to delays resulting from the implementation of a new billing and admissions system for our home infusion therapy segment. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Unbilled receivables can also be impacted by the transition of patients during the integration of acquisitions and overall revenue growth. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability.

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

Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Additions to capitalized internally developed software totaled $2.1 million and $2.2 million for the three months ended June 30, 2012 and 2011, respectively, and $4.3 million and $4.5 million for the six months ended June 30, 2012 and 2011, respectively.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, the Company recorded a tax benefit relating the goodwill, intangible and long-lived assets impairment of $166.9 million.

There were no indicators of impairment related to the Company’s goodwill, intangibles and long-lived assets as of June 30, 2012.

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

Fair Value of Financial Instruments: The carrying value of debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair values of cash and cash equivalents, short-term investments and the Series A-1 Notes and Series A-2 Notes are determined based upon “Level 1” inputs, consisting of quoted prices in active markets for identical items. The fair value of the Series A-1 Notes and Series A-2 Notes was $724.5 million and $301.6 million at June 30, 2012, respectively. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value due to their short maturity.

Product and Supply Costs: Product and supply costs presented within cost of total net revenues are comprised primarily of the cost of supplies and equipment provided to patients, infusion drug costs and enteral product costs.

Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of total net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $9.9 million and $11.0 million in the three months ended June 30, 2012 and June 30, 2011, respectively, and $19.9 million and $21.4 million in the six months ended June 30, 2012 and June 30, 2011, respectively.

Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $49.3 million and $48.5 million in the three months ended June 30, 2012 and June 30, 2011, respectively, and $99.3 million and $94.1 million in the six months ended June 30, 2012 and June 30, 2011, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within selling and administrative expenses and may not be comparable to other companies.

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

Amounts accrued as current liabilities within other accrued liabilities are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Workers’ compensation	$6,495	$6,464
Professional and general liability/vehicle	3,598	3,134
Medical insurance	7,386	7,152

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts accrued as long-term liabilities within income taxes payable and other non-current liabilities are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Workers’ compensation	$18,678	$18,466
Professional and general liability/vehicle	7,726	7,822

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

NOTE 2 — RECENT DEVELOPMENTS

Departure of Director. On June 29, 2012, Mr. Patrick J. Bourke III resigned from Apria’s Board of Directors.

Amendment of Employment Agreement. The employment agreement of Daniel E. Greenleaf was amended effective as of August 8, 2012, to reflect his second quarter promotion to Chief Executive Officer of Coram LLC, the principal operating subsidiary of our Home Infusion Therapy Segment.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the six months ended June 30, 2012 and 2011, the Company purchased certain assets and businesses for total consideration of $0.1 million and $22.4 million, respectively. The 2011 total is comprised primarily of the asset acquisition of Praxair’s U.S. homecare business.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill by segment are as follows:

(in thousands)	Home Infusion Therapy	Home Respiratory Therapy and Home Medical Equipment	Total
Balance, December 31, 2011	$258,725	$—	$258,725
Acquisitions	—	—	—

Balance, June 30, 2012	$258,725	$—	$258,725

During the fourth quarter of 2011, the Company recorded an impairment of the entire carrying value of goodwill related to the home respiratory/home medical equipment reporting unit of $509.9 million.

Intangible assets consist of the following:

	June 30, 2012				December 31, 2011
(dollars in thousands)	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Intangible assets subject to amortization:
Capitated relationships	20.0	$4,400	$(1,230)	$3,170	$40,000	$(6,333)	$(30,400)	$3,267
Payor relationships	20.0	11,000	(2,017)	8,983	11,000	(1,742)	—	9,258
Net favorable leasehold interest	3.5	—	—	—	3,210	(2,904)	—	306
Customer list	1.1	996	(806)	190	1,123	(588)	—	535

Subtotal		16,396	(4,053)	12,343	55,333	(11,567)	(30,400)	13,366
Intangible assets not subject to amortization:
Trade names	—	465,000	—	465,000	525,000	—	(60,000)	465,000
Accreditations with commissions	—	7,000	—	7,000	7,000	—	—	7,000

Subtotal	—	472,000	—	472,000	532,000	—	(60,000)	472,000

Total		$488,396	$(4,053)	$484,343	$587,333	$(11,567)	$(90,400)	$485,366

Amortization expense amounted to $1.1 million and $2.2 million for the six months ended June 30, 2012 and 2011, respectively. Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

Year Ending December 31,	(in thousands)
2012	$1,706
2013	744
2014	744
2015	744
2016	744
Thereafter	8,805

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 — LONG-TERM DEBT

Series A-1 Notes and Series A-2 Notes. Series A-1 Notes and Series A-2 Notes were issued by Apria in May 2009 and August 2009, respectively. The Series A-1 Notes and the Series A-2 Notes bear interest at a rate equal to 11.25% per annum and 12.375% per annum, respectively. The indenture governing the Series A-1 Notes and the Series A-2 Notes, among other restrictions, limits Apria’s ability and the ability of its restricted subsidiaries to:

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

Substantially all of Apria’s wholly-owned subsidiaries (the “Guarantors”) jointly and severally, unconditionally guarantee the Series A-1 Notes and the Series A-2 Notes on a senior secured basis. The Guarantors also guarantee Apria’s ABL Facility.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of June 30, 2012, there was $69.0 million outstanding under the ABL Facility, outstanding letters of credit totaled $23.6 million and additional availability under the ABL Facility, subject to the borrowing base, was $157.4 million. As of June 30, 2012, the available borrowing base did not constrain our ability to borrow the entire $157.4 million available borrowing capacity under our ABL Facility. At June 30, 2012, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

Interest paid on debt totaled $59.8 million and $59.5 million for the three months ended June 30, 2012 and 2011, respectively, and $60.4 and $60.0 million for the six months ended June 30, 2012 and 2011, respectively. Interest expense for the three months ended June 30, 2012 and 2011 was $33.9 million and $33.0 million, respectively, and $67.4 million and $65.9 million for the six months ended June 30, 2012 and 2011, respectively.

As market conditions warrant, we and our major equity holders, including the Sponsor and its affiliates, may from time to time, depending upon market conditions, seek to refinance or repurchase our debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

NOTE 6 — STOCKHOLDERS’ DEFICIT

For the six months ended June 30, 2012, changes to stockholders’ deficit were comprised of the following amounts (in thousands):

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2010	$—	$688,458	$(23,146)	$665,312
Prior period adjustment	—	—	4,251	4,251

Balance as of December 31, 2010 – as corrected	—	688,458	(18,895)	669,563
Net loss	—	—	(747,324)	(747,324)
Profit interest compensation	—	3,009	—	3,009
Cash paid on profit interest units	—	(1,597)	—	(1,597)
Equity contribution	—	1,000	—	1,000

Balance as of December 31, 2011 – as corrected	—	690,870	(766,219)	(75,349)
Net loss	—	—	(32,343)	(32,343)
Profit interest compensation	—	1,565	—	1,565
Cash paid on profit interest units	—	(82)	—	(82)

Balance as of June 30, 2012	$—	$692,353	$(798,562)	$(106,209)

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2011, the Company identified an issue related to workers compensation insurance as of December 31, 2011, 2010 and 2009 as a result

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of an error that arose in years prior to 2008. Accordingly, the Company recorded a prior period adjustment which resulted in an increase of $2.5 million in other assets and decreases of ($0.4) million in other accrued liabilities, ($1.3) million in other non-current liabilities and $4.3 million in accumulated deficit. These corrections do not impact the Company's consolidated statements of operations for the year ended December 31, 2011 or 2010.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes activity for profit interest units for the Chief Executive Officer for the period December 31, 2011 to June 30, 2012:

Class B Units
Balance at December 31, 2011	38,697,318
Granted	—
Forfeited	—
Exercised	—

Balance at June 30, 2012	38,697,318

Vested units at June 30, 2012	27,088,123

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

Assumptions used were as follows:

Expected Asset Volatility (1)	23.0%
Risk Free Interest Rate (2)	1.35%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the Chief Financial Officer for the period December 31, 2011 to June 30, 2012:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2011	500,000	6,675,287	2,225,096
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—

Balance at June 30, 2012	500,000	6,675,287	2,225,096

Vested units at June 30, 2012		3,337,310

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

There are no stated contractual lives for the A-2, B or C units.

Sky LLC (and following our reorganization in March 2010, Apria Holdings LLC) granted certain management employees 63,686,523 Class B units and 18,125,361 Class C units, all of which are subject to vesting terms based on either (i) continued service to Sky LLC or its subsidiaries or (ii) performance/market conditions.

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

Assumptions used were as follows for the 2012 grants:

Expected Asset Volatility (1)	25.0%
Risk Free Interest Rate (2)	0.83%
Expected Life (3)	5.0 years

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility (1)	25.0%
Risk Free Interest Rate (2)	2.01%
Expected Life (3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for certain management employees for the period December 31, 2011 to June 30, 2012:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2011	1,075,000	37,736,224	13,433,309

Granted	—	13,083,441	773,949
Forfeited	—	(3,143,483)	(1,044,828)
Exercised	—	—	—

Balance at June 30, 2012	1,075,000	47,685,182	13,162,430

Vested units at June 30, 2012		12,243,618

There are no stated contractual lives for the A-2, B or C units.

Apria Holdings LLC granted the newest Board member, Mr. Zafirovski, 5,030,651 Class B units, all of which are subject to vesting terms based on either (i) continued service or (ii) performance/market conditions.

•

Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 33 1/3% of the total Class B units. These units vest over three years starting on the anniversary of the grant date, but will become fully vested on an accelerated basis upon a change in control while the director continues to provide

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•

Performance-Vesting Units. The remaining portion of the Class B units vest based on performance/market conditions. These units are divided into two categories, with vesting in each category based on the Company’s achievement of EBITDA (as defined in the Company’s credit agreement) targets and return on the investment of the Sponsor (defined as Blackstone Capital Partners V L.P.). The first category of the target-based Class B Units will vest if either of the following conditions is satisfied while Mr. Zafirovski continues to serve as a director (or within 24 months after termination by the Company of his service on the Board of Directors without cause): (1) the Company achieves a specified EBITDA target for each of fiscal year 2012 and fiscal year 2013; or (2) the Sponsor achieves a specified return on investment on or prior to December 31, 2014.

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

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.01%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for Mr. Zafirovski for the period December 31, 2011 to June 30, 2012:

	Class A-2 Units	Class B Units
Balance at December 31, 2011	1,000,000	5,030,651
Granted	—	—
Forfeited	—	—
Exercised	—	—

Balance at June 30, 2012	1,000,000	5,030,651

Vested units at June 30, 2012		—

Pursuant to a reorganization we conducted in March 2010, units of Sky LLC were converted or exchanged into units of Apria Holdings LLC, its parent entity.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expense recorded related to profit interest units was $0.7 million in each of the three months ended June 30, 2012 and 2011, respectively, and $1.6 million in each of the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, total unrecognized profit interest compensation cost related to unvested profit interest units was $6.7 million, which is expected to be expensed over a weighted average period of 3.7 years.

NOTE 8 — INCOME TAXES

The Company’s effective tax rate was (2.3)% for the three months ended June 30, 2012, compared to 26.5% for the three months ended June 30, 2011. The Company’s effective tax rate was (3.8)% for the six months ended June 30, 2012, compared to 31.7% for the six months ended June 30, 2011. For the three and six months ended June 30, 2012, the Company’s effective tax rate differed from federal and state statutory rates primarily due to the accrual of a valuation allowance against substantially all of the Company’s net deferred tax assets. For the three and six months ended June 30, 2011, the Company’s effective tax rate differed from federal and state statutory rates primarily due to the tax rate impact of non-deductible equity compensation and certain other items.

Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

For the three-year period ended December 31, 2011, the Company sustained a cumulative book loss, after adjusting for non-recurring items. Therefore, the Company accrued a valuation allowance of $224.5 million at December 31, 2011, since the Company determined that it is more likely than not that substantially all of its net deferred tax assets will not be realized. The Company utilized all available information (including cumulative consolidated three-year loss information) to determine the necessity and amount of its valuation allowance at December 31, 2011. The Company intends to maintain its valuation allowance until sufficient positive evidence exists to support the reversal of all or a portion of its valuation allowance.

The Company increased its valuation allowance by $11.6 million to $236.1 million at June 30, 2012 from $224.5 million at December 31, 2011 to offset corresponding increases in its net deferred tax assets for the six months ended June 30, 2012. The Company increased its valuation allowance by $4.3 million to $236.1 million at June 30, 2012 from $231.8 million at March 31, 2012 to offset corresponding increases in its net deferred tax assets for the three months ended June 30, 2012.

The Company accounts for its tax uncertainties under generally accepted accounting principles. Accordingly, the Company is required to disclose certain information, within its interim financial statements, when material changes occur within five specified disclosure categories.

As of June 30, 2012, it is reasonably possible that unrecognized tax benefits could decrease by $3.0 million within the 12-month rolling period ending June 30, 2013. This decrease primarily relates to the timing uncertainty for when certain deductions should be recognized for tax return purposes, allocation of expenses between affiliates, and state tax uncertainties. Ultimate realization of this decrease is dependent upon the occurrence of certain events (including the completion of audits by tax agencies and expiration of statutes of limitations).

For the three and six months ended June 30, 2012, no other material changes occurred with respect to the Company’s tax uncertainties and the other disclosure categories.

As of June 30, 2012, federal net operating loss (“NOLs”) carryforwards of approximately $377.2 million were available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during the Company’s calendar 2015 through 2032 tax years. A significant portion of these NOLS are subject to an annual utilization limitation as required by Section 382 of the Internal Revenue Code of 1986, as amended.

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

Net income tax payments made (and refunds received) for the six-month period ended June 30, 2012 and 2011 amounted to $0.5 million and $(0.4) million, respectively.

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

Supplier Concentration: Currently, approximately 62.5% of purchases for patient service equipment and supplies are from five vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 — SEGMENTS

The Company has two reportable operating segments: (1) home respiratory therapy and home medical equipment and (2) home infusion therapy. Within these two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including total parenteral nutrition services, and enteral nutrition services. The home respiratory therapy and home medical equipment segment provides services and equipment to assist patients with oxygen systems, sleep apnea, ambulation and general care around the home, as well as to provide respiratory medications and related services. The home infusion therapy segment primarily provides patients with pharmaceuticals and services prescribed in conjunction with the administration of nutrients or medication intravenously or through a gastrointestinal tube.

	Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$301,457	$292,609	$603,361	$568,670
Home Infusion Therapy	306,215	283,739	600,024	544,421

Total	$607,672	$576,348	$1,203,385	$1,113,091

	EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$(3,326)	$(14,550)	$(8,725)	$(32,212)
Home Infusion Therapy	24,691	34,694	44,196	53,104

Total	$21,365	$20,144	$35,471	$20,892

	Depreciation and Amortization
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$24,850	$29,484	$49,842	$57,635
Home Infusion Therapy	4,010	4,141	8,384	8,188

Total	$28,860	$33,625	$58,226	$65,823

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a reconciliation from net loss to EBIT:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(in thousands)	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net loss			$(12,736)			$(9,437)
Interest expense, net (a)			33,809			32,984
Income tax expense (benefit)			292			(3,403)

EBIT	$(3,326)	$24,691	$21,365	$(14,550)	$34,694	$20,144

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(in thousands)	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net loss			$(32,343)			$(30,461)
Interest expense, net (b)			66,624			65,487
Income tax expense (benefit)			1,190			(14,134)

EBIT	$(8,725)	$44,196	$35,471	$(32,212)	$53,104	$20,892

(a)	Reflects $33.9 million of interest expense, net of $0.1 million of interest income for the three months ended June 30, 2012. Reflects $33.0 million of interest expense, net of $0.0 million of interest income for the three months ended June 30, 2011.
(b)	Reflects $67.4 million of interest expense, net of $0.8 million of interest income for the six months ended June 30, 2012. Reflects $65.9 million of interest expense, net of $0.4 million of interest income for the six months ended June 30, 2011.

The Company allocates certain corporate expenses that are not directly attributable to a product line based upon segment headcount. For the three months ended June 30, 2012, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $32.7 million and the corporate costs allocated to the home infusion therapy segment were $16.7 million. For the three months ended June 30, 2011, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $37.7 million and the corporate costs allocated to the home infusion therapy segment were $13.7 million. For the six months ended June 30, 2012, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $66.5 million and the corporate costs allocated to the home infusion therapy segment were $33.1 million. For the six months ended June 30, 2011, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $79.1 million and the corporate costs allocated to the home infusion therapy segment were $29.5 million.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Intelenet Agreement: In May 2009, the Company entered into the Master Service Agreement (“Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company then-affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. In 2010, the Company modified the Intelenet Agreement to limit the services provided by Intelenet. On May 31, 2011, it was announced that an affiliate of the Sponsor, along with other shareholders of Intelenet, agreed to sell Intelenet to Serco Group PLC, an international services company. The transaction closed in July 2011, but the affiliate of the Sponsor may receive additional payments based on Intelenet’s performance through 2013. During the six months ended June 30, 2012, the Company paid approximately $8.4 million to Intelenet.

Equity Healthcare Agreement: Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with our health benefit plans. In consideration for Equity Healthcare’s services, the Company pays Equity Healthcare a fee of $2 per participating employee per month. As of June 30, 2012, the Company had approximately 8,400 employees enrolled in Equity Healthcare health benefit plans.

NOTE 12 — FINANCIAL GUARANTEES

The Company conducts substantially all of its business through its subsidiaries. Substantially all of the Company’s wholly-owned subsidiaries, jointly and severally, unconditionally guarantee the Series A-1 Notes and Series A-2 Notes on a senior secured basis. The Guarantors also guarantee the Company’s ABL Facility. See also Note 5—Long-Term Debt.

The following condensed consolidated financial statements quantify the financial position as of June 30, 2012 and December 31, 2011, the operations for the three and six months ended June 30, 2012 and 2011, and the cash flows for the six months ended June 30, 2012 and 2011. These condensed consolidated financial statements present financial information for the parent issuer, the guarantor subsidiaries, the non-guarantor subsidiaries and consolidating adjustments, consisting of the entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,229	$400	$610	$—	$24,239
Accounts receivable less allowance for doubtful accounts	—	361,852	1,498	—	363,350
Inventories, net	—	69,099	325	—	69,424
Deferred expenses	—	3,551	—	—	3,551
Intercompany	391,104	623,690	—	(1,014,794)	—
Prepaid expenses and other current assets	1,287	13,429	—	—	14,716
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	1,125,620	1,072,021	2,433	(1,724,794)	475,280
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	181,437	5	—	181,442
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	36,361	43,720	213	—	80,294
GOODWILL	—	258,725	—	—	258,725
INTANGIBLE ASSETS, NET	400,000	84,343	—	—	484,343
DEFERRED DEBT ISSUANCE COSTS, NET	37,611	—	—	—	37,611
INVESTMENT IN SUBSIDIARIES	(327,930)	1,089	—	326,841	—
OTHER ASSETS	5,146	7,674	—	—	12,820

TOTAL ASSETS	$1,276,808	$1,649,009	$2,651	$(1,397,953)	$1,530,515

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$1,978	$136,301	$196	$—	$138,475
Accrued payroll and related taxes and benefits	7,959	53,254	177	—	61,390
Deferred income taxes current	2,673	(1,591)	—	—	1,082
Other accrued liabilities	20,063	49,219	80	—	69,362
Deferred revenue	—	28,589	—	—	28,589
Intercompany	106,063	908,731	—	(1,014,794)	—
Current portion of long-term debt	69,000	710,277	—	(710,000)	69,277

TOTAL CURRENT LIABILITIES	207,736	1,884,780	453	(1,724,794)	368,175
LONG-TERM DEBT, net of current portion	1,017,500	106	—	—	1,017,606
DEFERRED INCOME TAXES	148,927	50,324	—	—	199,251
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	8,854	41,729	1,109	—	51,692

TOTAL LIABILITIES	1,383,017	1,976,939	1,562	(1,724,794)	1,636,724
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) EQUITY
Additional paid-in capital	692,353	(272,896)	—	272,896	692,353
(Accumulated deficit) retained earnings	(798,562)	(55,034)	1,089	53,945	(798,562)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(106,209)	(327,930)	1,089	326,841	(106,209)

	$1,276,808	$1,649,009	$2,651	$(1,397,953)	$1,530,515

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,552	$—	$475	$(14,931)	$29,096
Accounts receivable less allowance for doubtful accounts	—	336,396	816	—	337,212
Inventories	—	57,384	299	—	57,683
Deferred income taxes	443	(275)	—	—	168
Deferred expenses	—	3,681	—	—	3,681
Intercompany	340,259	515,672	—	(855,931)	—
Prepaid expenses and other current assets	1,262	22,653	12	—	23,927
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	1,095,516	935,511	1,602	(1,580,862)	451,767
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	166,764	5	—	166,769
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	43,760	39,761	247	—	83,768
GOODWILL	—	258,725	—	—	258,725
INTANGIBLE ASSETS, NET	400,000	85,366	—	—	485,366
DEFERRED DEBT ISSUANCE COSTS, NET	44,636	—	—	—	44,636
INVESTMENT IN SUBSIDIARIES	(198,829)	641	—	198,188	—
OTHER ASSETS	4,116	7,397	—	—	11,513

TOTAL ASSETS	$1,389,199	$1,494,165	$1,854	$(1,382,674)	$1,502,544

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$8,768	$141,491	$244	$(14,931)	$135,572
Accrued payroll and related taxes and benefits	14,614	54,420	183	—	69,217
Other accrued liabilities	20,103	45,805	786	—	66,694
Deferred revenue	—	28,649	—	—	28,649
Intercompany	233,398	622,533	—	(855,931)	—
Current portion of long-term debt	10,000	710,301	—	(710,000)	10,301

TOTAL CURRENT LIABILITIES	286,883	1,603,199	1,213	(1,580,862)	310,433
LONG-TERM DEBT, net of current portion	1,017,500	255	—	—	1,017,755
DEFERRED INCOME TAXES	152,043	48,182	—	—	200,225
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	8,122	41,358	—	—	49,480

TOTAL LIABILITIES	1,464,548	1,692,994	1,213	(1,580,862)	1,577,893
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	—	—	—	—	—
Additional paid-in capital	690,870	514,352	—	(514,352)	690,870
(Accumulated deficit) retained earnings	(766,219)	(713,181)	641	712,540	(766,219)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(75,349)	(198,829)	641	198,188	(75,349)

	$1,389,199	$1,494,165	$1,854	$(1,382,674)	$1,502,544

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$605,555	$2,645	$(705)	$607,495
Income from subsidiaries	41,964	—	—	(41,787)	177

TOTAL NET REVENUES	41,964	605,555	2,645	(42,492)	607,672
TOTAL COST OF NET REVENUES	—	255,459	1,266	(528)	256,197
Provision for doubtful accounts	—	20,738	52	—	20,790
Selling, distribution and administrative	43,668	306,361	772	(41,964)	308,837
Amortization of intangible assets	77	406	—	—	483

TOTAL COSTS AND EXPENSES	43,745	582,964	2,090	(42,492)	586,307
OPERATING INCOME	(1,781)	22,591	555	—	21,365
Interest expense	34,009	(131)	—	—	33,878
Interest income and other	(15,727)	15,387	271	—	(69)

(LOSS) INCOME BEFORE TAXES	(20,063)	7,335	284	—	(12,444)
Income tax (benefit) expense	574	(282)	—	—	292

NET (LOSS) INCOME	(20,637)	7,617	284	—	(12,736)
Equity in income of subsidiaries, net of tax	7,901	284	—	(8,185)	—

NET (LOSS) INCOME	$(12,736)	$7,901	$284	$(8,185)	$(12,736)

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$1,198,963	$5,127	$(705)	$1,203,385
Income from subsidiaries	102,352	—	—	(102,352)	—

TOTAL NET REVENUES	102,352	1,198,963	5,127	(103,057)	1,203,385
TOTAL COST OF NET REVENUES	—	505,943	2,625	(705)	507,863
Provision for doubtful accounts	—	32,538	110	—	32,648
Selling, distribution and administrative	87,948	639,150	1,513	(102,352)	626,259
Amortization of intangible assets	306	838	—	—	1,144

TOTAL COSTS AND EXPENSES	88,254	1,178,469	4,248	(103,057)	1,167,914
OPERATING INCOME	14,098	20,494	879	—	35,471
Interest expense	67,054	341	—	—	67,395
Interest income and other	(31,457)	30,256	430	—	(771)

(LOSS) INCOME BEFORE TAXES	(21,499)	(10,103)	449	—	(31,153)
Income tax (benefit) expense	567	623	—	—	1,190

NET (LOSS) INCOME	(22,066)	(10,726)	449	—	(32,343)
Equity in income of subsidiaries, net of tax	(10,277)	449	—	9,828	—

NET (LOSS) INCOME	$(32,343)	$(10,277)	$449	$9,828	$(32,343)

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(72,894)	$79,304	$135	$14,932	$21,477

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(6,362)	(78,751)	—	—	(85,113)
Proceeds from disposition of assets	15	140	—	—	155
Cash paid for acquisitions	—	(121)	—	—	(121)

NET CASH USED IN INVESTING ACTIVITIES	(6,347)	(78,732)	—	—	(85,079)

FINANCING ACTIVITIES
Proceeds from ABL Facility	209,000	—	—	—	209,000
Payments on ABL Facility	(150,000)	—	—	—	(150,000)
Payments on other long-term debt	—	(173)	—	—	(173)
Cash paid on profit interest	(82)	—	—	—	(82)

NET CASH USED IN FINANCING ACTIVITIES	58,918	(173)	—	—	58,745

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,323)	399	135	14,932	(4,857)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,552	1	475	(14,932)	29,096

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,229	$400	$610	$—	$24,239

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

Overview. We have four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including total parenteral nutrition services, and enteral nutrition services. In these core service lines, we offer a variety of patient care management programs, including clinical and administrative support services, products and supplies, most of which are prescribed by a physician as part of a care plan. We provide these services to patients through approximately 540 locations throughout the United States. We have two reportable operating segments:

•	home respiratory therapy and home medical equipment; and

•	home infusion therapy.

Strategy

Our strategy is to position ourselves in the marketplace as a high-quality provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in the home infusion therapy segment and expanded our platform for further cross-selling opportunities. Our acquisition of Praxair’s homecare business in the United States in March 2011 expanded our geographic footprint and market share in several key markets in the southeastern, south central and western areas of the country. Since January 1, 2010, we have expanded our home respiratory therapy and home medical equipment sales force by 35%, of which 9% relates to the acquisition of Praxair assets. This expansion has allowed us to more efficiently cover each market served by promoting our products and services to physicians, hospital discharge planners and managed care organizations. On an ongoing basis, we continually evaluate the size of our sales force.

•

Continue to participate in the managed care market. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services enables us to sign preferred provider agreements and participating Health Maintenance Organization (“HMO”) agreements with managed care organizations. Managed care represented approximately 71% of our total net revenues for the six months ended June 30, 2012.

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

Recent Developments

Departure of Director. On June 29, 2012, Mr. Patrick J. Bourke III resigned from Apria’s Board of Directors.

Amendment of Employment Agreement. The employment agreement of Daniel E. Greenleaf was amended effective as of August 8, 2012, to reflect his second quarter promotion to Chief Executive Officer of Coram LLC, the principal operating subsidiary of our Home Infusion Therapy Segment.

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

Medicare and Medicaid Revenues. In the three and six months ended June 30, 2012, approximately 23% and 6% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively. No other third-party payor represented more than 9% of our total net revenues for the three and six months ended June 30, 2012. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 8% of total net revenues for the three and six months ended June 30, 2012, respectively.

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

A limited number of infusion therapies, supplies and equipment are covered by Medicare Part B. The MMA, through the Medicare Part D program, provided expanded coverage for certain home infusion therapy drugs, but excluded coverage for the corresponding supplies and clinical services needed to safely and effectively administer these drugs. We have contracted with a limited number of Medicare Part D payors with prescription drug plans.

Due to ongoing Part D and Part B coverage and payment issues associated with home infusion therapy, the industry is continuing to work with CMS, the Center for Medicare and Medicaid Innovation (“CMMI”) and Congress to rectify the Medicare coverage and payment limitations that restrict Medicare beneficiary and referral source access to quality home infusion therapy services. Bills were introduced in the 110th, 111th and 112th Congresses to consolidate home infusion therapy coverage under Part B. The Medicare Home Infusion Therapy Coverage Act would provide for Medicare infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector, including Medicare Advantage plans. Industry representatives continue to present the cost-saving and patient care advantages of home infusion therapy to CMS, members of Congress and the Obama Administration in an effort to, at a minimum, include a formal demonstration project in either CMS’s or the CMMI’s work plan or future legislation. In addition to a June 2010 report issued by the Government Accountability Office (“GAO”), entitled “Home Infusion Therapy: Differences Between Medicare and Private Insurers’ Coverage,” testimony before the Senate Finance Committee in fall 2009 acknowledged the current gap in coverage and potential benefits of home infusion therapy to the Medicare program and beneficiaries. In June 2012, the Medicare Payment Advisory Commission (“MedPAC”), in its annual report to Congress, also acknowledged certain coverage gaps associated with home infusion therapy and concluded that additional research is warranted. At this time, we cannot predict whether legislation will be passed or whether CMS and/or the CMMI will include a demonstration project in a future work plan.

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

Also in October 2008, CMS announced the establishment of Zone Program Integrity Contractors (“ZPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors (“PSCs”). Industry-wide, ZPIC audit activity increased significantly throughout 2010, has accelerated in 2011 and the first half of 2012; it is expected to continue to increase for the foreseeable future as additional ZPICs become operational across the country. The industry trade associations are advocating for more standardized audit procedures, contractor transparency and consistency surrounding all government audit activity directed toward the DMEPOS industry.

Other Issues

•

Medical Necessity & Other Documentation Requirements. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. DME MAC medical directors, CMS staff and government subcontractors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation. This is then translated to individual supplier significant error rates and aggregated into a DMEPOS industry error rate, which is significantly higher than other Medicare provider/supplier types. High error rates lead to further audit activity and regulatory burdens. In fact, DME MACs have continued to conduct extensive pre-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for CPAP claims have ranged from 50% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies as the primary reason for claim denials. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be significantly reduced. We have adjusted certain operational policies to address the current expectations of Medicare and its contractors. We cannot predict the adverse impact, if any, these interpretations of the Medicare documentation requirements or our revised policies might have on our operations, referral source relationships, cash flow and capital resources, but such impact could be material.

•

Inherent Reasonableness. The Balanced Budget Act of 1997 granted authority to HHS to increase or reduce Medicare Part B reimbursement for home medical equipment, including oxygen, by up to 15% each year under an “inherent reasonableness” authority. Pursuant to that authority, CMS published a final rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. Aside from a recent announcement by CMS to use the authority to reduce retail payment rates for diabetic supplies, neither HHS nor CMS has issued any subsequent communication or information for several years and therefore, we cannot predict whether or when HHS would exercise its authority in this area or predict any negative impact of any such change.

The impact of increased government audits and changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through June 30, 2012. We cannot estimate the combined possible impact of all retroactive audit activities, legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the recent significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

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

Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states which, combined with the current economic environment and state deficits, could further strain state budgets and therefore result in additional policy changes or rate reductions. On June 28, 2012, the United States Supreme Court upheld the Reform Package provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations can only lose the new federal Medicaid funding included in the Reform Package but cannot lose their eligibility for existing federal Medicaid matching payments. The President’s most recent budget proposal, would limit the amount state Medicaid programs pay for DMEPOS to be no higher than Medicare payment levels, including those impacted by Medicare competitive bidding. In view of the Supreme Court decision, some states have announced plans to reduce their Medicaid enrollments, which may have a negative impact on our revenues. We cannot currently predict the adverse impact, if any, that any such change to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether states will consider similar or other reimbursement reductions, whether or how healthcare reform provisions pertaining to Medicaid will ultimately be implemented or whether any such changes would have a material adverse effect on our results of operations, cash flow and capital resources.

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

The 2010 mid-term election changed the composition of Congress and affected certain priorities related to healthcare, and the 2012 election outcome could result in additional changes in priorities. Congress is debating the potential to repeal or amend the Reform Package altogether. A number of other parties, including some State governments, challenged the Reform Package. On June 28, 2012, the United States Supreme Court upheld the constitutionality of the requirement in the Reform Package that individuals maintain health insurance or pay a penalty under Congress’s taxing power. The Supreme Court also upheld the Reform Package provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. Also, the government has begun to promulgate the implementing rules and regulations of the Reform Package, including additional requirements related to our business and that of our customers. Until those rules are more clearly understood, and due to uncertainties regarding the ultimate features of additional reform initiatives and their enactment and implementation over the next few years, we cannot predict whether any such reforms will have a material adverse effect on our results of operations, cash flow, capital resources and liquidity.

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

•

Increasing Audit Activity. We, along with others in the industry, experienced a very significant increase in audits in 2011 and the first half of 2012. We believe that such increased audit activity will continue to be the case for the foreseeable future. Such audits are designed to measure industry and provider claim error rates, primarily relating to medical necessity documentation in the treating physician’s records for various DMEPOS items. Such audits are labor-intensive to respond to and are likely to result in refunds to the government. Additionally, commercial insurers have increased their post-payment audit volume in 2012 as well.

Results of Operations

Three Months Ended June 30, 2012 and 2011

Net Revenues. Net revenues in the three months ended June 30, 2012 were $607.7 million, compared to $576.3 million in the three months ended June 30, 2011, an increase of $31.4 million or 5.4%. Revenue for the three months ended June 30, 2012 increased primarily due to increased volume in the home infusion therapy segment and the home respiratory therapy and home medical equipment segment.

We expect pricing and reimbursement pressure to continue from governmental and commercial payors. Public policy changes, reimbursement and pricing reductions may result in our withdrawal from certain products or geographical areas. See “Business—Government Regulation.”

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the three months ended June 30, 2012 was 57.8%, compared to 59.2% for the three months ended June 30, 2011. The decline in gross profit margin percentage is primarily due to a decrease in the home infusion therapy segment margin percentage due to a decline in the gross profit margin associated with specialty and enteral revenue and an increase in specialty revenue as a percentage of infusion segment net revenue. Our specialty revenue has a lower gross profit margin as a percentage of net revenue than our other infusion therapy revenue.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 3.4% and 2.9% in the three months ended June 30, 2012 and June 30, 2011, respectively. The increase in the provision for doubtful accounts in the three months ended June 30, 2012, is the result of expectations for our overall cash collections rates.

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

Selling, distribution and administrative expenses were $308.8 million, or 50.8%, of total net revenues for the three months ended June 30, 2012 compared to $303.1 million, or 52.6%, of total net revenues for the three months ended June 30, 2011.

Selling, distribution and administrative expenses increased by $5.7 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was comprised of an increase in labor costs of $3.7 million and an increase in other operating expenses of $2.0 million. For the three months ended June 30, 2012, the corporate costs included in selling, distribution and administrative expense were $49.4 million. For the three months ended June 30, 2011 the corporate costs included in selling, distribution and administrative expenses were $51.4 million.

The increase in labor costs of $3.7 million was primarily due to an increase in salaries and related benefits resulting from headcount increases associated with our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel and increases in infusion headcount to support growth in our infusion revenue. These increases were partially offset by a decrease in incentive compensation and respiratory therapy and home medical equipment sales commissions as a result of not meeting certain targets in 2012.

The increase in other operating expenses of $2.0 million was primarily a result of an increase in professional fees. The increase in professional fees was related to certain corporate matters, partially offset by a favorable settlement in the three months ended June 30, 2012 related to a prior acquisition and a decrease in professional fees resulting from our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel.

Amortization of Intangible Assets. Amortization of intangible assets was $0.5 million and $1.1 million in the three months ended June 30, 2012 and June 30, 2011, respectively.

Interest Expense. Interest expense increased $0.9 million, or 2.7%, to $33.9 million in the three months ended June 30, 2012 from $33.0 million in the three months ended June 30, 2011.

Interest Income and Other. Interest income and other increased to $0.1 million for the three months ended June 30, 2012 from $0.0 million in the three months ended June 30, 2011.

Income Tax Expense/Benefit. Our overall effective tax rate is the ratio of our tax expense (benefit) over our pre-tax income (loss) for the reporting period. Our tax expense/benefit is comprised of two items: (1) the tax computed using an Estimated Annual Effective Tax Rate (“EAETR”) and (2) certain tax charges and benefits which are recognized in the interim period in which they occur.

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

Our effective tax rate was an expense of (2.3)% for the three months ended June 30, 2012, compared to a benefit of 26.5% for the three months ended June 30, 2011. For the three months ended June 30, 2012, our effective tax rate differed from federal and state statutory rates primarily due to the accrual of a valuation allowance against substantially all of our net deferred tax assets. For the three months ended June 30, 2011, our effective tax rate differed from federal and state statutory rates primarily due to the tax rate impact of non-deductible equity compensation and certain other items.

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

We increased our valuation allowance by $4.3 million to $236.1 million at June 30, 2012 from $231.8 million at March 31, 2012 to offset corresponding increases in our net deferred tax assets for the three months ended June 30, 2012.

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

($ in thousands)	Three Months Ended June 30, 2012	Percentage of Net Revenues	Three Months Ended June 30, 2011	Percentage of Net Revenues
Net revenues:
Home respiratory therapy and home medical equipment	$301,457	49.6%	$292,609	50.8%
Home infusion therapy	306,215	50.4	283,739	49.2

Total net revenues	$607,672	100.0%	$576,348	100.0%

	Three Months Ended June 30, 2012
($ in thousands)	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$(3,326)	(1.1)%	$24,691	8.1%	$21,365

	Three Months Ended June 30, 2011
($ in thousands)	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$(14,550)	(5.0)%	$34,694	12.2%	$20,144

We allocate certain corporate expenses that are not directly attributable to a product line based upon segment headcount. For the three months ended June 30, 2012, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $32.7 million and the corporate costs allocated to the home infusion therapy segment were $16.7 million. For the three months ended June 30, 2011, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $37.7 million and the corporate costs allocated to the home infusion therapy segment were $13.7 million.

See reconciliation of EBIT to net loss included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues increased $8.9 million, or 3.0%, to $301.5 million in the three months ended June 30, 2012 from $292.6 million in the three months ended June 30, 2011. Revenues for the home respiratory therapy and home medical equipment segment decreased to 49.6% of total revenue in the three months ended June 30, 2012 from 50.8% in the three months ended June 30, 2011.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line increased by 0.5% in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in revenue resulted primarily from increases in sleep apnea and respiratory drug revenue as a result of an increase in sleep apnea volume offset by a decrease in oxygen revenue.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 19.5% in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was primarily due to an increase in overall volume.

EBIT for the home respiratory therapy and home medical equipment segment in the three months ended June 30, 2012 was a negative $3.3 million, compared to a negative $14.6 million in the three months ended June 30, 2011. EBIT was a negative 1.1% of segment net revenues in the three months ended June 30, 2012, compared to a negative 5.0% of segment net revenues in the three months ended June 30, 2011. The increase in the EBIT as a percentage of segment net revenues from a negative 5.0% for the three months ended June 30, 2011 to a negative 1.1% in the three months ended June 30, 2012, is primarily due to decreases in the provision for doubtful accounts as a percentage of segment net revenues primarily due to favorable cash collections and in the sales, distribution and administrative costs as a percentage of segment net revenues in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $22.5 million, or 7.9% to $306.2 million for the three months ended June 30, 2012 from $283.7 million in the three months ended June 30, 2011. Revenues for the home infusion therapy segment increased to 50.4% of total revenue in the three months ended June 30, 2012 from 49.2% in the three months ended June 30, 2011.

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

EBIT for the home infusion therapy segment in the three months ended June 30, 2012 was $24.7 million, compared to $34.7 million in the three months ended June 30, 2011. EBIT was 8.1% of segment net revenues in the three months ended

June 30, 2012, compared to 12.2% of segment net revenues in the three months ended June 30, 2011. The decrease in EBIT as a percentage of net segment revenues from 12.2% for the three months ended June 30, 2011 to 8.1% for the three months ended June 30, 2012 is primarily due to a decrease in the gross profit as a percentage of segment net revenues due to an increase in specialty revenues as a percent of infusion therapy segment net revenues and an increase in the provision for doubtful accounts as a percentage of segment net revenues in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

The following table provides a reconciliation from net loss to EBIT:

(in thousands)	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net loss			$(12,736)			$(9,437)
Interest expense, net			33,809			32,984
Income tax expense (benefit)			292			(3,403)

EBIT	$(3,326)	$24,691	$21,365	$(14,550)	$34,694	$20,144

Six Months Ended June 30, 2012 and 2011

Net Revenues. Net revenues in the six months ended June 30, 2012 were $1,203.4 million, compared to $1,113.1 million in the six months ended June 30, 2011, an increase of $90.3 million or 8.1%. Revenue for the six months ended June 30, 2012 increased primarily due to increased volume in the home infusion therapy segment and the home respiratory therapy and home medical equipment segment, as well as the acquisition of Praxair assets in March 2011.

We expect pricing and reimbursement pressure to continue from governmental and commercial payors. Public policy changes, reimbursement and pricing reductions may result in our withdrawal from certain products or geographical areas. See “Business—Government Regulation.”

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the six months ended June 30, 2012 was 57.8%, compared to 59.3% for the six months ended June 30, 2011. The decline in gross profit margin percentage is primarily due to a decrease in the home infusion therapy segment margin percentage due to a decline in the gross profit margin associated with specialty and enteral revenue and an increase in specialty revenue as a percentage of infusion segment net revenue. Our specialty revenue has a lower gross profit margin as a percentage of net revenue than our other infusion therapy revenue.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 2.7% and 3.3% in the six months ended June 30, 2012 and June 30, 2011, respectively. The decrease in the provision for doubtful account in the six months ended June 30, 2012, is the result of expectations for our overall cash collections rates.

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

Selling, distribution and administrative expenses were $626.3 million, or 52.0%, of total net revenues for the six months ended June 30, 2012 compared to $599.7 million, or 53.9%, of total net revenues for the six months ended June 30, 2011.

Selling, distribution and administrative expenses increased by $26.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was comprised of an increase in labor costs of $26.4 million and a $0.2 million increase in other operating expenses. For the six months ended June 30, 2012, the corporate costs included in selling, distribution and administrative expenses were $99.6 million. For the six months ended June 30, 2011, the corporate costs included in selling, distribution and administrative expenses were $108.5 million.

The increase in labor costs of $26.4 million was primarily a result of salaries and related benefits resulting from headcount increases associated with our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel, increases in infusion headcount to support growth in our infusion revenue and labor costs related to the acquisition of Praxair assets in March of 2011.

The increase in other operating expenses of $0.2 million was primarily a result of an increase in professional fees, partially offset by a decrease in costs associated with the acquisition of Praxair assets. The increase in professional fees was related to certain corporate matters, partially offset by a decrease in professional fees resulting from our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel and a favorable settlement in the six months ended June 30, 2012 related to a prior acquisition. The decrease in expenses related to the acquisition of Praxair assets was primarily related to 2011 expenses associated with the closing of certain Praxair facilities and professional fees attributable to the acquisition and the favorable settlement of a dispute related to the Praxair transaction, partially offset by an increase in other operating expenses necessary to support the continuing Praxair related revenue.

Amortization of Intangible Assets. Amortization of intangible assets was $1.1 million and $2.2 million in the six months ended June 30, 2012 and June 30, 2011, respectively.

Interest Expense. Interest expense increased $1.5 million, or 2.3%, to $67.4 million in the six months ended June 30, 2012 from $65.9 million in the six months ended June 30, 2011.

Interest Income and Other. Interest income and other increased to $0.8 million for the six months ended June 30, 2012 from $0.3 million in the six months ended June 30, 2011.

Income Tax Expense/Benefit. Our overall effective tax rate is the ratio of our tax expense (benefit) over our pre-tax income (loss) for the reporting period. Our tax expense/benefit is comprised of two items: (1) the tax computed using an Estimated Annual Effective Tax Rate (“EAETR”) and (2) certain tax charges and benefits which are recognized in the interim period in which they occur.

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

Our effective tax rate was an expense of (3.8)% for the six months ended June 30, 2012, compared to a benefit of 31.7% for the six months ended June 30, 2011. For the six months ended June 30, 2012, our effective tax rate differed from federal and state statutory rates primarily due to the accrual of a valuation allowance against substantially all of our net deferred tax assets. For the six months ended June 30, 2011, our effective tax rate differed from federal and state statutory rates primarily due to the tax rate impact of non-deductible equity compensation and certain other items.

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

We increased our valuation allowance by $ 11.6 million to $236.1 million at June 30, 2012 from $224.5 million at December 31, 2011 to offset corresponding increases in our net deferred tax assets for the six months ended June 30, 2012.

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

($ in thousands)	Six Months Ended June 30, 2012	Percentage of Net Revenues	Six Months Ended June 30, 2011	Percentage of Net Revenues
Net revenues:
Home respiratory therapy and home medical equipment	$603,361	50.1%	$568,670	51.1%
Home infusion therapy	600,024	49.9	544,421	48.9

Total net revenues	$1,203,385	100.0%	$1,113,091	100.0%

	Six Months Ended June 30, 2012
($ in thousands)	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$(8,725)	(1.4)%	$44,196	7.4%	$35,471

	Six Months Ended June 30, 2011
($ in thousands)	Home Respiratory Therapy and Home Medical Equipment	Percentage of Segment Net Revenues	Home Infusion Therapy	Percentage of Segment Net Revenues	Total
EBIT	$(32,212)	(5.7)%	$53,104	9.8%	$20,892

We allocate certain corporate expenses that are not directly attributable to a product line based upon segment headcount. For the six months ended June 30, 2012, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $66.5 million and the corporate costs allocated to the home infusion therapy segment were $33.1 million. For the six months ended June 30, 2011, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $79.1 million and the corporate costs allocated to the home infusion therapy segment were $29.5 million.

See reconciliation of EBIT to net loss included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues increased $34.7 million, or 6.1%, to $603.4 million in the six months ended June 30, 2012 from $568.7 million in the six months ended June 30, 2011. Revenues for the home respiratory therapy and home medical equipment segment decreased to 50.1% of total revenue in the six months ended June 30, 2012 from 51.1% in the six months ended June 30, 2011.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line increased by 4.2% in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in revenue resulted primarily from increases in sleep apnea revenue as a result of an increase in sleep apnea volume and the acquisition of Praxair assets in March 2011.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 18.1% in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily due to an increase in overall volume.

EBIT for the home respiratory therapy and home medical equipment segment in the six months ended June 30, 2012 was a negative $8.7 million, compared to a negative $32.2 million in the six months ended June 30, 2011. EBIT was a negative 1.4% of segment net revenues in the six months ended June 30, 2012, compared to a negative 5.7% of segment net revenues in the six months ended June 30, 2011. The decrease in the EBIT as a percentage of segment net revenues from a negative 5.7% for the six months ended June 30, 2011 to a negative 1.4% in the six months ended June 30, 2012 is primarily due to decreases in the provision for doubtful accounts as a percentage of segment net revenues primarily due to favorable cash collections and in the sales, distribution and administrative costs as a percentage of segment net revenues in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $55.6 million, or 10.2% to $600.0 million for the six months ended June 30, 2012 from $544.4 million in the six months ended June 30, 2011. Revenues for the home infusion therapy segment increased to 49.9% of total revenue in the six months ended June 30, 2012 from 48.9% in the six months ended June 30, 2011.

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

EBIT for the home infusion therapy segment in the six months ended June 30, 2012 was $44.2 million, compared to $53.1 million in the six months ended June 30, 2011. EBIT was 7.4% of segment net revenues in the six months ended June 30, 2012, compared to 9.8% of segment net revenues in the six months ended June 30, 2011. The decrease in EBIT as a percentage of net segment revenues from 9.8% for the six months ended June 30, 2011 to 7.4% for the six months ended June 30, 2012 is primarily due to a decrease in the gross profit as a percentage of segment net revenues due to an increase in specialty revenues as a percent of infusion therapy segment net revenues, an increase in the provision for doubtful accounts as a percentage of segment net revenues and a decrease in the sales, distribution and administrative costs as a percentage of segment net revenues in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

The following table provides a reconciliation from net loss to EBIT:

(in thousands)	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total	Home Respiratory Therapy and Home Medical Equipment	Home Infusion Therapy	Total
Net loss			$(32,343)			$(30,461)
Interest expense, net			66,624			65,487
Income tax expense (benefit)			1,190			(14,134)

EBIT	$(8,725)	$44,196	$35,471	$(32,212)	$53,104	$20,892

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

In the six months ended June 30, 2012, our free cash flow was $(63.6) million. For the six months ended June 30, 2011 our free cash flow was $(57.8) million. See discussion below on changes in the components of free cash flow; net cash provided by operations and purchases of patient service equipment and property, equipment and improvements. Free cash flow is a financial measure which is not calculated in accordance with GAAP. Free cash flow is defined as cash provided by operating activities less purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with GAAP. Further, free cash flow may not be comparable to similarly titled measures used by other companies.

A table reconciling free cash flow to net cash provided by operating activities is presented below:

(in thousands)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Reconciliation — Free Cash Flow:
Net loss	$(32,343)	$(30,461)
Non-cash items	110,549	102,476
Change in operating assets and liabilities	(56,729)	(53,407)

Net cash provided by operating activities	21,477	18,608
Less: Purchases of patient service equipment and property, equipment and improvements	(85,113)	(76,415)

Free cash flow	$(63,636)	$(57,807)

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

(in thousands)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net cash provided by operating activities	$21,477	$18,606
Net cash used in investing activities	(85,079)	(98,800)
Net cash provided by (used in) financing activities	58,745	(1,799)

Net decrease in cash and equivalents	(4,857)	(81,993)
Cash and equivalents at beginning of period	29,096	109,137

Cash and equivalents at end of period	$24,239	$27,144

The Six Months Ended June 30, 2012 Results Compared to the Six Months Ended June 30, 2011

Net cash provided by operating activities in the six months ended June 30, 2012 was $21.5 million compared to $18.6 million in the six months ended June 30, 2011, an increase of $2.9 million. The increase in net cash provided by operating activities resulted from a $8.1 million increase in the provision of cash from non-cash items in 2012, partially offset by a $3.3 million increase in the cash used related to the change in operating assets and liabilities to a $56.7 million use of cash in 2012 from a $53.4 million use of cash in 2011.

The $3.3 million increase in cash used by the change in operating assets and liabilities consisted primarily of the following:

•	$20.1 million increase in cash used by inventories to a $11.7 million use of cash in the six months ended June 30, 2012 from a $8.3 million provision of cash in the six months ended June 30, 2011. The increase was primarily due to timing of inventory purchases and sales.

•	$10.0 million decrease in cash provided by accounts payable to a $8.8 million provision of cash in the six months ended June 30, 2012 from a $19.7 million provision of cash in the six months ended June 30, 2011. The decrease was primarily due to the timing of payments.

•	$6.1 million increase in cash used by accrued payroll to a $7.8 million use of cash in the six months ended June 30, 2012 from a $1.6 million use of cash in the six months ended June 30, 2011. The increase was primarily due to the timing of payments.

Offset by:

•	$24.2 million decrease in cash used by accounts receivable to a $58.8 million use of cash in the six months ended June 30, 2012 from a $83.0 million use of cash in the six months ended June 30, 2011. The decrease was primarily due to our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel, and the implementation of a new billing and admission system for our home infusion therapy segment.

•	$11.0 million increase in cash provided by prepaid expenses and other assets to a $7.9 million provision of cash in the six months ended June 30, 2012 from a $3.1 million use of cash in the six months ended June 30, 2011. The decrease was primarily the result of our decision to reduce certain prepaid vendor balances in 2012.

Net cash used in investing activities in the six months ended June 30, 2012 was $85.1 million, compared to $98.8 million in the six months ended June 30, 2011. The primary use of funds in 2012 was $85.1 million to purchase patient service equipment and property equipment and improvements; $69.6 million related to patient service equipment to support revenue growth; and $15.5 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. The primary use of funds in 2011 was $76.4 million to purchase patient service equipment and property equipment and improvements; $56.5 million related to patient service equipment; and $19.9 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. Additionally, net cash used in investment activities of $22.4 million related primarily to the acquisition of Praxair assets in March 2011.

In 2012, net cash provided by financing activities in the six months ended June 30, 2012 was $58.7 million compared to $1.8 million use of cash in the six months ended June 30, 2011. Cash used in financing activities in 2012 primarily related to net borrowings on our ABL facility. In 2011, net cash used in financing activities primarily reflected cash paid on profit interests and capitalized leases related to pumps.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $417.5 million as of June 30, 2012 from $391.1 million at December 31, 2011. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the rolling average of total net revenues) were 54 days at June 30, 2012, compared to 51 days at December 31, 2011. The increase in accounts receivable and days sales outstanding is primarily due to increased revenue and the previously anticipated delays resulting from the implementation of a new billing and admissions system for our home infusion therapy segment and the implementation of new HIPPA standards for processing electronic billing claims by our payors.

Accounts aged in excess of 180 days expressed as percentages of total receivables for certain major payor categories, and in total, are as follows:

	June 30, 2012	December 31, 2011
Total	19.1%	20.0%
Medicare	17.0%	15.9%
Medicaid	11.9%	20.1%
Patient self pay	24.6%	31.5%
Managed care/other	19.8%	19.9%

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $73.7 million and $63.4 million at June 30, 2012 and December 31, 2011, respectively. The increase in unbilled receivables is primarily due to the delays resulting from the implementation of a new billing and admissions system for our home infusion therapy segment. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability.

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

The branch locations serve as the primary point from which inventories and patient service equipment are delivered to patients. Certain products and services, such as infusion therapy and respiratory medications, bypass the respiratory/home medical equipment branches and are provided directly to patients from pharmacies or other central locations. The branches are supplied with inventory and equipment from central warehouses that service specific areas of the country. Such warehouses are also responsible for repairs and scheduled maintenance of patient service equipment, which adds to the frequent movement of equipment between locations. Further, the majority of our patient service equipment is located in patients’ homes. While utilization varies widely between equipment types, on the average, approximately 88% of equipment is on rent at any given time. Inherent in this asset flow is the fact that losses will occur. Depending on the product type, we perform physical inventories on an annual or quarterly basis. Inventory and patient service equipment balances in the financial records are adjusted to reflect the results of these physical inventories.

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

Substantially all of the Company’s wholly-owned subsidiaries (the “Guarantors”) jointly and severally, unconditionally guarantee the Series A-1 Notes and the Series A-2 Notes on a senior secured basis. The Guarantors also guarantee the Company’s ABL Facility.

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

As of June 30, 2012, there was $69.0 million outstanding under the ABL Facility, outstanding letters of credit totaled $23.6 million and additional availability under the ABL Facility, subject to the borrowing base, was $157.4 million. As of June 30, 2012, the available borrowing base did not constrain our ability to borrow the entire $157.4 million of available borrowing capacity under our ABL Facility. At June 30, 2012, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA:

(in thousands)	Three Months Ended June 30, 2012	Twelve Months Ended June 30, 2012
Net loss (a)	$(12,736)	$(749,206)
Interest expense, net (b)	33,809	133,132
Income tax expense	292	40,008
Depreciation and amortization	28,860	126,011
Non-cash impairment charges (c)	—	657,868
Non-cash items (d)	6,038	24,758
Costs incurred related to initiatives and non-recurring items (e)	4,404	28,645
Other adjustments (f)	1,749	6,996
Projected cost savings and synergies (g)	—	7,248

Adjusted EBITDA	$62,416	$275,460

(a)	Net loss for the twelve months ended June 30, 2012 includes the non-cash impairment charges listed below based on the results of our 2011 annual impairment testing, the tax impact associated with the impairment charges and charges related to deferred tax valuation allowances. Except as noted, all of the impairment charges relate to the home respiratory therapy/home medical equipment reporting unit.

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

The net loss for the twelve months ended June 30, 2012 consists of the following quarterly net loss amounts: $(4,687) for the three months ended September 30, 2011; $(712,176) for the three months ended December 31, 2011; $(19,607) for the three months ended March 31, 2012; and $(6,354) for the three months ended June 30, 2012.

(b)	Reflects $33.9 million of interest expense, net of $0.1 million of interest income for the three months ended June 30, 2012. Reflects $134.0 million of interest expense, net of $0.9 million of interest income for the twelve months ended June 30, 2012.

(c)	In connection with the annual impairment test for fiscal 2011, we recorded the following non-cash impairment charges of $657.9 million, of which $654.3 million relates to our home respiratory therapy/home medical equipment reporting unit:

(i) Goodwill impairment of $509.9 million;

(ii) Trade name impairment of $60.0 ($56.4 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $3.6 million of which relates to the home infusion therapy reporting unit);

(iii) Capitated relationships intangible asset impairment of $30.4 million;

(iv) Patient service equipment impairment of $45.5 million; and

(v) Property, equipment and improvements impairment of $12.1 million.

(d)	Non-cash items are comprised of the following:

(in thousands)	Three Months Ended June 30, 2012	Twelve Months Ended June 30, 2012
Profit interest units compensation expense	$825	$2,990
Loss on patient service equipment, disposition of assets and other (i)	5,213	21,768

Total non-cash items	$6,038	$24,758

(i)	Primarily represents non-cash losses related to the title transfer of equipment to Medicare patients at the end of the 13-month maximum rental period under the DRA and other disposals or write-offs of capital equipment. Equipment classified as 13-month rental equipment would include hospital beds, wheelchairs, nebulizers, patient lifts and CPAP devices.
(e)	Costs incurred related to initiatives and non-recurring items are comprised of the following:

(in thousands)	Three Months Ended June 30, 2012	Twelve Months Ended June 30, 2012
Costs and expenses related to initiatives (i)	$6,449	$26,069
Acquisition of Praxair assets (ii)	90	3,166
Executive severance and retention (iii)	187	1,732
Other (iv)	(2,322)	(2,322)

Total costs incurred related to initiatives and non-recurring items	$4,404	$28,645

(i)	Represents salaries and wages, severance, relocation consulting fees and other expenses for the three and twelve months ended June 30, 2012, primarily related to four projects: (1) the offshoring and subsequent onshoring of certain of our billing and collections functions; (2) a new billing and collections system for our home infusion therapy business; (3) centralization of our admissions process for our home infusion therapy business; (4) a new supply chain management system; and (5) sales force and operations optimization.
(ii)	Represents costs related to the March 4, 2011 acquisition of Praxair assets.
(iii)	Represents executive severance and retention expense as a result of the Merger for the three and twelve months ended June 30, 2012.
(iv)	Represents a settlement related to a prior acquisition.
(f)	Other adjustment items primarily related to the sponsor management fee of $1.7 million and $7.0 million for the three and twelve months ended June 30, 2012.
(g)	Represents projected net cost savings and synergies to be realized in connection with acquisitions and cost saving, restructuring and other similar initiatives, primarily related to procurement savings.

Business Combinations and Asset Purchases. We periodically acquire complementary businesses. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Customer lists, favorable lease arrangements and patient referral sources are being amortized over the period of their expected benefit. During the six months ended June 30, 2012 and June 30, 2011, the Company purchased certain assets of a business for $0.1 million and $22.4 million, respectively.

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

Contractual Cash Obligations. The following table summarizes the long-term cash payment obligations to which we are contractually bound. The years presented below represent a 6-month period ending December 31, 2012 and 12-month periods in subsequent periods.

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Totals
Series A-1 Notes	$—	$700	$—	$—	$700
Series A-2 Notes	—	318	—	—	318
Amended ABL Facility(1)(2)	69	—	—	—	69
Interest Payments on Series A-1 Notes(3)	39	158	—	—	197
Interest Payments on Series A-2 Notes(4)	20	79	—	—	99
Fees on ABL Facility(2)(5)	2	7	—	—	9
Operating Leases	35	109	68	25	237
Capitalized Leases(8)	—	—	—	—	—
Purchase Obligations(6)	26	77	62	50	215
Unrecognized Tax Benefits(7)	—	—	—	—	—

Total Contractual Cash Obligations	$191	$1,448	$130	$75	$1,844

(1)	Borrowings under the Amended ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 1/2 of 1%, plus an applicable margin of 1.00% to 1.50% based on the average excess availability (currently 1.00%) or (b) a LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.00% to 2.50% based on average excess availability (currently 2.00%). The applicable margin for borrowings under our ABL Facility is subject to step ups and step downs based on average excess availability under the ABL Facility.
(2)	The actual amounts of interest and fee payments under the ABL Facility will ultimately depend on the amount of debt and letters of credit outstanding and the interest rates in effect during each period. We are also required to pay customary letter of credit fees equal to the applicable margin on LIBOR loans and certain agency fees.
(3)	Represents aggregate interest payments on $700.0 million of the Series A-1 Notes issued in May 2009 that is paid semi-annually in May and November. Interest payments on the Series A-1 Notes will total approximately $79 million annually until the Series A-1 Notes mature on November 1, 2014. The effective interest rate at June 30, 2012 was 11.25%.
(4)	Represents aggregate interest payments on $317.5 million of the Series A-2 Notes issued in August 2009 that is paid semi-annually in May and November. Interest payments on the Series A-2 Notes will total approximately $39 million annually until the Series A-2 Notes mature on November 1, 2014. The effective interest rate at June 30, 2012 was 12.375%.
(5)	The fees payable on the Amended ABL Facility are based on an assumed fee for undrawn amounts of 0.50%, which represents the fees payable under the Amended ABL Facility assuming no borrowings or drawn letters of credit. We are required to pay a commitment fee on the Amended ABL Facility, in respect of the unutilized commitments there under, ranging from 0.375% to 0.50% per annum, which fee is determined based on the utilization of our Amended ABL Facility (increasing when utilization is low and decreasing when utilization is high). The fees also include an administrative fee which is paid quarterly.

(6)	The purchase obligations primarily relate to approximately $160.1 million we expect to pay under an agreement with Dell Services (formerly Perot Systems) and approximately $47.9 million we expect to pay under an agreement with Intelenet. However, if we terminated the agreements, the required obligation to vendors could be reduced to approximately $13.7 million for Dell Systems and $5.8 million for Intelenet.
(7)	Gross unrecognized tax benefits of $10.2 million are included within “Income Taxes Payable and Other Non-current Liabilities” in the total liabilities section of our June 30, 2012 consolidated balance sheet. The entire $10.2 million amount is not reflected in the contractual cash obligations table above since we cannot make a reliable estimate of the period in which cash payments will occur.
(8)	Less than $1 million.

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

At June 30, 2012, there was $69.0 million outstanding under our ABL Facility. The credit agreement governing the ABL Facility provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the credit agreement governing the ABL Facility. At June 30, 2012, any outstanding borrowings under the ABL Facility would have been tied to the Bank of America prime rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term Debt.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2012, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states, which could further strain state budgets and therefore result in additional policy changes or rate reductions. On June 28, 2012, the United States Supreme Court upheld the Reform Package provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations can only lose the new federal Medicaid funding included in the Reform Package but cannot lose their eligibility for existing federal Medicaid matching payments. In addition, changes to the federal regulations pertaining to prescription drug pricing may also impact the Medicaid reimbursement available to us. The President’s most recent budget proposal would limit the amount state Medicaid programs pay for DMEPOS services and products to be no higher than Medicare’s rates, including those impacted by the competitive bidding program. In view of the Supreme Court decision, some states have announced plans to reduce their Medicaid enrollments, which may have a negative impact on our revenues. We cannot currently predict the adverse impact, if any, that any such changes to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether other states will consider similar or other reimbursement reductions or whether any such changes could have a material adverse effect on our results of operations, cash flow and capital resources.

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

We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us.

As a result of continuing reductions in payor reimbursement, we, like many other healthcare companies, are making substantial efforts to reduce our costs in providing healthcare services and products. Many managed care organizations and insurers also regularly attempt to seek reductions in the prices at which we provide services to them and their patients. Some managed care organizations and insurers also propose to limit coverage for our products and services and implement onerous payment rules, policies, administrative burdens, audits and other requirements that adversely impact our reimbursement and increase our costs of providing services and products. In addition to this increasing pressure to reduce costs, the use by managed care payors of benefit managers and other intermediaries is also increasing and may adversely impact us, including for example by imposing of burdensome reimbursement policies we must comply with and adverse changes in our participation status with managed care organizations and insurers. We have a large number of contractual arrangements with managed care organizations and other parties, which represented approximately 71% and 70% of our total net revenues for the three and six months ended June 30, 2012 and 2011, respectively, and we expect that we will continue to enter into more of these contractual arrangements. Many of these contracts allow, usually after due notice, for payors to alter their payment policies (or newly enforced policies that were previously enacted). We could be materially adversely affected by adverse payment policy practices. Also, the Reform Package significantly reduces the government’s payment rates to Medicare Advantage plans. Other provisions impose minimum medical-loss ratios, state and federal premium review procedures and benefit requirements on insurers. These public policy changes have unpredictable effects on the insurance industry on which we rely. There can be no assurance that we will retain or obtain Medicare Advantage or other such managed care contracts or that such plans will not attempt to further reduce the rates they pay to providers. In addition, if we are unable to successfully reduce our costs, we may be unable to continue to provide services directly to patients of certain payors or through these contractual arrangements. This would have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

Along with other healthcare providers and suppliers, throughout 2011 and the first half of 2012, we have been subject to a significant increase in the number of audits conducted under these new programs. Many of these audits have ascribed error rates to our audited locations that are significantly higher than we, and others in the industry, have experienced in the past. In some cases, these high error rates appear to be based on the auditors’ incomplete or erroneous review of our submitted documentation, our inability to retrieve physician or hospital documentation from their records, the auditors’ enforcement of requirements for documentation for patients begun on service during a time period when lesser levels of documentation were accepted practice, or unclear scoring methodologies used by the auditors, among other factors. In other instances, high error rates have resulted from the auditors’ use of more stringent interpretations of the types of medical necessity documentation required for CMS to pay for the services we provide. We have appealed the results of certain of these audits and made changes to our operating policies and procedures, but cannot predict the ultimate impact that the government’s expanded and more stringent auditing, or our policies, may have on our business, financial conditions or results of operations.

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

Our Business and Financial Performance May Be Adversely Affected By Our Inability to Effectively Execute and Implement Cost Savings Initiatives.

We launched a substantial multi-year cost reduction plan in late 2007 across a number of identified initiatives realizing approximately $187 million in annualized pre-tax savings through June 30, 2012. As of June 30, 2012 we have approximately $7 million of projected costs savings and synergies remaining. Because of the ongoing reimbursement pressures on our industry, we plan to implement additional changes in our operating model to further reduce our costs. Projected cost savings associated with our future initiatives are subject to a variety of risks, including:

•	the contemplated costs to effect these initiatives may exceed estimates;

•	the initiatives we are contemplating may require consultation with various customers, employees or regulators, and such consultations may influence the timing, costs and extent of expected savings;

•	the loss of skilled employees in connection with the initiatives; and

•	the projected savings contemplated under these programs may fall short of targets.

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

We have identified a number of areas throughout our operations where we intend to modify the current processes or systems in order to attain a higher level of productivity or ensure compliance. The ultimate cost savings expected from the successful design and implementation of such initiatives will be necessary to help offset the impact of Medicare and Medicaid reimbursement reductions and continued downward pressure on pricing. Additionally, Medicare and Medicaid often change their documentation requirements. The standards and rules for health care transactions, code sets and unique identifiers also continue to evolve, such as ICD 10 and HIPAA 5010. Moreover, government programs and/or commercial payors may have difficulties administering new standards and rules for health care transactions and this may adversely affect timelines of payment or payment error rates. The DMEPOS competitive bidding program also imposes new reporting requirements on contracted providers. From time to time, our outsourced contractor for certain information systems functions, Perot Systems Corporation (now Dell Services), makes operational, leadership or other changes that could impact our plans and cost-savings goals. Our failure to successfully design and implement system or process modifications could have a significant impact on our operations and financial condition. The implementation of many of the new standards and rules will require us to make substantial investments. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations. If our implementation efforts related to systems development are unsuccessful, we may need to write off amounts that we have capitalized related to systems development projects. Additionally, if systems development implementations do not occur, we may need to incur additional costs to support our existing systems.

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

Our Payor Contracts are Subject to Renegotiation or Termination Which Could Result in a Decrease in Our Revenue and Profits.

From time to time, our payor contracts are amended (sometimes by unilateral action by payors regarding payment policy), renegotiated, subjected to a bidding process with our competitors, or terminated altogether. Sometimes in the renegotiation process, certain lines of business may not be renewed or a payor may enlarge its provider network or otherwise adversely change the way it conducts its business with us. In other cases, a payor may reduce its provider network in exchange for lower payment rates. Our revenue from a payor may also be adversely affected if the payor alters its administrative procedures for payments and audits, changes its order of preference among the providers to which it refers business or imposes a third party administrator, network manager or other intermediary. Any reduction in our projected home respiratory therapy/home medical equipment reporting unit revenues as a result of these or other factors could lead to a further impairment of the value of our intangible assets which would result in a further decrease in these assets on our balance sheet. We cannot assure you that we will not have another such impairment charge or that our payor contracts will not be terminated or altered in ways that are unfavorable to us as a result of renegotiation or such administrative changes. Payors may decide to refer business to their owned provider subsidiaries such as for specialty pharmaceuticals and/or their owned pharmacy benefit managers. Some payors have developed or acquired an ownership interest in our competitors or administrative intermediaries. These activities could materially reduce our revenue from these payors.

Risks Relating to Our Indebtedness

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us From Fulfilling Our Obligations Under our Indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2012, we had approximately $1,086.9 million of total debt outstanding. Subject to the limits contained in the credit agreement governing our ABL Facility, the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

3.2	Amended and Restated Bylaws of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

10.28*	Amendment dated as of August 8, 2012 to Second Amended and Restated Employment Agreement dated as of November 30, 2010, between Apria Healthcare Group Inc. and Daniel E. Greenleaf.

31.1*	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2*	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1*	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2*	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

101*	The following materials from Apria Healthcare Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 13, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC.

Date: August 13, 2012	By:	/S/ CHRIS A. KARKENNY
Chris A. Karkenny
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2012	By:	/S/ PETER A. REYNOLDS
Peter A. Reynolds
Chief Accounting Officer and Controller (Principal Accounting Officer)