Form 10-Q
period 2012-09-30
APRIA HEALTHCARE GROUP INC
filed 2012-11-14
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 9, 2012, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,528	$29,096
Accounts receivable, less allowance for doubtful accounts of $54,106 and $53,934 at September 30, 2012 and December 31, 2011, respectively	362,710	337,212
Inventories	66,154	57,683
Deferred income taxes	—	168
Deferred expenses	3,533	3,681
Prepaid expenses and other current assets	13,799	23,927

TOTAL CURRENT ASSETS	461,724	451,767
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $184,263 and $176,526 at September 30, 2012 and December 31, 2011, respectively	184,935	166,769
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	77,126	83,768
GOODWILL	258,725	258,725
INTANGIBLE ASSETS, NET	204,000	485,366
DEFERRED DEBT ISSUANCE COSTS, NET	33,975	44,636
OTHER ASSETS	13,053	11,513

TOTAL ASSETS	$1,233,538	$1,502,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$142,484	$135,572
Accrued payroll and related taxes and benefits	76,585	69,217
Deferred income taxes	829	—
Other accrued liabilities	100,200	66,694
Deferred revenue	28,511	28,649
Current portion of long-term debt	6,270	10,301

TOTAL CURRENT LIABILITIES	354,879	310,433
LONG-TERM DEBT, net of current portion	1,017,531	1,017,755
DEFERRED INCOME TAXES	93,656	200,225
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	48,512	49,480

TOTAL LIABILITIES	1,514,578	1,577,893
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value: 1,000 shares authorized; 100 shares issued at September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	693,233	690,870
Accumulated deficit	(974,273)	(766,219)

TOTAL STOCKHOLDERS’ DEFICIT	(281,040)	(75,349)

	$1,233,538	$1,502,544

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net revenues:
Fee for service arrangements	$562,867	$542,391	$1,675,930	$1,572,304
Capitation	45,606	42,483	135,928	125,661

TOTAL NET REVENUES	608,473	584,874	1,811,858	1,697,965

Costs and expenses:
Cost of net revenues:
Product and supply costs	215,681	190,241	637,229	558,563
Patient service equipment depreciation	20,301	27,588	61,383	73,470
Home respiratory therapy services	6,650	6,726	20,957	18,829
Nursing services	10,422	10,677	32,354	31,204
Other	4,200	4,322	13,194	10,796

TOTAL COST OF NET REVENUES	257,254	239,554	765,117	692,862
Provision for doubtful accounts	13,495	14,511	46,143	51,353
Selling, distribution and administrative	307,131	307,810	933,390	907,508
Amortization of intangible assets	344	1,172	1,488	3,370
Non-cash impairment of intangible assets	280,000	—	280,000	—

TOTAL COSTS AND EXPENSES	858,224	563,047	2,026,138	1,655,093

OPERATING (LOSS) INCOME	(249,751)	21,827	(214,280)	42,872
Interest expense	33,794	33,228	101,189	99,158
Interest income and other	(311)	176	(1,082)	(114)

LOSS BEFORE TAXES	(283,234)	(11,577)	(314,387)	(56,172)
Income tax benefit	(107,523)	(6,890)	(106,333)	(21,024)

NET LOSS	$(175,711)	$(4,687)	$(208,054)	$(35,148)

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(208,054)	$(35,148)
Items included in net loss not requiring cash:
Provision for doubtful accounts	46,143	51,353
Depreciation	84,935	100,095
Amortization of intangible assets	1,488	3,370
Non-cash impairment of intangible assets	280,000	—
Amortization of deferred debt issuance costs	10,661	9,130
Deferred income taxes	(105,572)	(12,302)
Profit interest compensation	2,465	2,278
Loss on disposition of assets and other	14,949	12,906
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(71,642)	(94,432)
Inventories	(8,471)	1,356
Prepaid expenses and other assets	8,587	(1,929)
Accounts payable	16,325	11,668
Accrued payroll and related taxes and benefits	7,368	18,578
Income taxes payable	(1,677)	(11,290)
Deferred revenue, net of related expenses	10	2,938
Accrued expenses	34,218	33,211

NET CASH PROVIDED BY OPERATING ACTIVITIES	111,733	91,782

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(121,008)	(114,089)
Proceeds from disposition of assets	186	162
Cash paid for acquisitions	(121)	(23,478)

NET CASH USED IN INVESTING ACTIVITIES	(120,943)	(137,405)

FINANCING ACTIVITIES
Proceeds from ABL Facility	317,000	—
Payments on ABL Facility	(321,000)	—
Payments on other long-term debt	(256)	(1,200)
Debt issuance costs	—	(3,387)
Cash paid on profit interest units	(102)	(1,000)

NET CASH USED IN FINANCING ACTIVITIES	(4,358)	(5,587)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,568)	(51,210)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,096	109,137

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,528	$57,927

SUPPLEMENTAL DISCLOSURES — See Note 4 and Note 7 for a discussion of cash paid for interest and income taxes, respectively.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases when paid. Unpaid purchases were $9.7 million and $12.0 million at September 30, 2012 and September 30, 2011, respectively.

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

Company Background: Apria operates in the home healthcare segment of the healthcare industry, providing a variety of high-quality clinical patient care management programs, related products and supplies as prescribed by a physician and/or authorized by a case manager as part of a care plan. Essentially all products and services offered by the Company are provided through the Company’s network of approximately 540 locations, which are located throughout the United States. The Company provides services and products in two operating segments: home respiratory therapy/home medical equipment and home infusion therapy. Each operating segment constitutes a separate reporting unit and within these two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including total parenteral nutrition, and enteral nutrition services. Both segments provide products and services in the home setting to patients and are primarily paid for by a third-party payor, such as Medicare, Medicaid, managed care or other third-party insurer. Sales for both segments are primarily derived from referral sources such as hospital discharge planners, medical groups or independent physicians.

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee for service/product arrangements for equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and under capitation arrangements with third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 7% and 8% of total net revenues for the three and nine months ended September 30, 2012, respectively and 7% of total net revenues for the three and nine months ended September 30, 2011. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to healthcare services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 28% and 29% of total net revenues for the three and nine months ended September 30, 2012, and 30% for both the three and nine months ended September 30, 2011. No other third-party payor group represented more than 9% of the Company’s revenues.

Rental and sale revenues in the fee for service/product arrangement revenue line item were:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2012		2011		2012		2011
Rental	$163.5	29.0%	$166.3	30.7%	$494.0	29.5%	$482.7	30.7%
Sale	399.4	71.0	376.1	69.3	1,181.9	70.5	1,089.6	69.3

Total fee for service	$562.9	100.0%	$542.4	100.0%	$1,675.9	100.0%	$1,572.3	100.0%

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

Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $56.6 million and $63.4 million at September 30, 2012 and December 31, 2011, respectively. The decrease in unbilled receivables is primarily due to the implementation of specific initiatives designed to reduce unbilled receivables, partially offset by delays resulting from the implementation of a new billing and admissions system for our home infusion therapy segment. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Unbilled receivables can also be impacted by the transition of patients during the integration of acquisitions and overall revenue growth. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability.

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

Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit. Capitalized costs

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Additions to capitalized internally developed software totaled $2.2 million and $2.6 million for the three months ended September 30, 2012 and 2011, respectively, and $6.4 million and $7.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Goodwill and long-lived assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization.

Goodwill and indefinite-lived intangible assets are not amortized but instead tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. Management has determined that our two operating segments are reporting units. As such, the Company has two reporting units: home respiratory therapy/home medical equipment and home infusion therapy. The Company performs the annual test for impairment as of the first day of its fourth quarter and determines fair value based on a combination of the income approach and the market approach. The income approach is based on discounted cash flows. The market approach uses a selection of comparable companies in determining market value. The fair values of trade names are also tested for impairment on the first day of its fourth quarter by comparing the carrying value to the fair value. Fair value of a trade name is determined using a relief from royalty method under the income approach, which uses projected revenue allocable to the trade name and an assumed royalty rate.

Long-lived assets, including property and equipment and purchased definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the third quarter of 2012, the Company determined that an indicator of impairment existed related to the Apria trade name. The indicator of impairment relates to a decrease in projected net revenues and operating results. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360–10, long-lived assets held and used, the Apria trade name with a carrying amount of $400.0 million was written down to its fair value of $120.0 million, resulting in an impairment charge of $280.0 million, which was included in earnings in the three month period ended September 30, 2012. Based upon a review of the current operating structure, the Company believes in the future it will likely stop using the Apria trade name for the sale of enteral products, and has therefore, allocated a portion of the impairment amounting to $80.0 million to the Company’s home infusion therapy reporting unit. The fair value of the intangible asset was determined in accordance with the relief of royalty method as of September 30, 2012. This fair value was classified as a non-recurring level 3 fair value measure, in accordance with ASC 820, Fair value measurement. The method utilized various assumptions to determine fair value, including projected revenue growth rates, a discount rate of 11.5% and a royalty rate of 1.0%. The following table reconciles the value of the fair value of the trade name to the reported amounts on the balance sheet as of September 30, 2012.

(in millions)
Trade name reported at fair value (impairment of $280.0 million)	$120.0
Other intangibles	84.0

Intangible assets, net	$204.0

This impairment resulted in a charge of $200.0 million to reduce the value of the Apria trade name in the home respiratory therapy/home medical equipment reporting unit and an $80.0 million charge to the home infusion therapy reporting unit. Any further reduction in the Company’s projections for the home respiratory therapy/home medical equipment reporting unit’s net revenues or operating results could lead to additional impairment of the reporting unit’s intangible assets.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value measurement recorded above was considered non-recurring level 3 measurements under the fair value hierarchy. This is due to the significant unobservable inputs that were utilized to measure fair value.

In connection with these trade name impairments, the Company recorded a tax benefit of $104.0 million in the third quarter of 2012.

Due to the impairment indicator noted above, the Company also reviewed the remaining long-lived assets within the home respiratory therapy/home medical equipment reporting unit and determined there was no impairment of any additional assets as of September 30, 2012. There was no indicator that any impairment of other long-lived assets within the home infusion therapy reporting unit exists as of September 30, 2012.

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

These assets were classified as a non-recurring level 3 fair value measurements, in accordance with ASC 820, Fair Value Measurement. The Company utilized an income and market approach to assess the fair value goodwill and patient services equipment and relief of royalty method to assess fair value of the trade name.

Additionally, the Company recorded a tax benefit relating the goodwill, intangible and long-lived assets impairment of $166.9 million during the fourth quarter of 2011.

Remaining intangible assets on the Company’s consolidated balance sheets consist primarily of trade names, patient backlog, capitated relationships and payor relationships resulting from the Merger. Purchased intangible assets that have definite lives are amortized over the estimated useful lives of the related assets, generally ranging from one to twenty years.

Deferred Debt Issuance Costs: Capitalized debt issuance costs include those associated with the Company’s Series A-1 Notes, Series A-2 Notes and Asset Based Revolving Credit Facility (“ABL Facility”). Such costs are classified as non-current assets. Costs relating to the ABL Facility are being amortized through the maturity date of August 2014. Costs relating to the Series A-1 Notes and Series A-2 Notes are amortized from the issuance date through October 2014. See Note 4 — Long-term Debt.

Fair Value of Financial Instruments: The carrying value of debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair values of cash and cash equivalents, short-term investments and the Series A-1 Notes and Series A-2 Notes are determined based upon “Level 1” inputs, consisting of quoted prices in active markets for identical items. The fair value of the Series A-1 Notes and Series A-2 Notes was $722.9 million and $311.2 million at September 30, 2012, respectively. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value due to their short maturity.

Product and Supply Costs: Product and supply costs presented within cost of total net revenues are comprised primarily of the cost of supplies and equipment provided to patients, infusion drug costs and enteral product costs.

Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of total net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $9.4 million and $10.8 million in the three months ended September 30, 2012 and September 30, 2011, respectively, and $29.4 million and $32.1 million in the nine months ended September 30, 2012 and September 30, 2011, respectively.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $49.5 million and $48.8 million in the three months ended September 30, 2012 and September 30, 2011, respectively, and $148.7 million and $142.9 million in the nine months ended September 30, 2012 and September 30, 2011, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within selling and administrative expenses and may not be comparable to other companies.

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

Amounts accrued as current liabilities within other accrued liabilities are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Workers’ compensation	$6,220	$6,464
Professional and general liability/vehicle	4,602	3,134
Medical insurance	6,871	7,152

Amounts accrued as long-term liabilities within income taxes payable and other non-current liabilities are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Workers’ compensation	$18,850	$18,466
Professional and general liability/vehicle	7,931	7,822

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

Recent Accounting Pronouncements: In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance for testing indefinite-lived intangible assets for impairment. The amendments permit a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more-likely-than-not that the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company concludes it is more-likely-than-not that the fair value of the indefinite-lived intangible asset exceeds its carrying value, then the company is not required to take further action. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. A company will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption to have any impact on its consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, the Company does not anticipate material impacts on its financial statements upon adoption.

NOTE 2 — BUSINESS COMBINATIONS

The Company periodically acquires complementary businesses. The results of operations of the acquired companies are included in the accompanying condensed consolidated statements of operations from the dates of acquisition. On March 4, 2011, the Company completed its asset acquisition of Praxair, Inc.’s (NYSE: PX) and Praxair Healthcare Services, Inc.’s (collectively, “Praxair”) United States homecare business.

During the nine months ended September 30, 2012 and 2011, the Company purchased certain assets and businesses for total consideration of $0.1 million and $23.4 million, respectively. The 2011 total is comprised primarily of the asset acquisition of Praxair’s U.S. homecare business.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill by segment are as follows:

(in thousands)	Home Infusion Therapy	Home Respiratory Therapy and Home Medical Equipment	Total
Balance, December 31, 2011	$258,725	$—	$258,725
Acquisitions	—	—	—

Balance, September 30, 2012	$258,725	$—	$258,725

During the fourth quarter of 2011, the Company recorded an impairment of the entire carrying value of goodwill related to the home respiratory/home medical equipment reporting unit of $509.9 million.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded a non-cash impairment charge of $280.0 million related to intangible assets in the quarter ended September 30, 2012, of which $200.0 million related to the home respiratory therapy/home medical equipment reporting unit and $80.0 million related to the enteral business, which is part of the home infusion therapy reporting unit. See Note 1 — Summary of Significant Accounting Policies — for additional details.

Intangible assets consist of the following:

	September 30, 2012					December 31, 2011
(dollars in thousands)	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Intangible assets subject to amortization:
Capitated relationships	20.0	$4,400	$(1,279)	$—	$3,121	$40,000	$(6,333)	$(30,400)	$3,267
Payor relationships	20.0	11,000	(2,154)	—	8,846	11,000	(1,742)	—	9,258
Net favorable leasehold interest	—	—	—	—	—	3,210	(2,904)	—	306
Customer list	0.9	121	(88)	—	33	1,123	(588)	—	535

Subtotal		15,521	(3,521)	—	12,000	55,333	(11,567)	(30,400)	13,366
Intangible assets not subject to amortization:
Trade names		465,000	—	(280,000)	185,000	525,000	—	(60,000)	465,000
Accreditations with commissions		7,000	—	—	7,000	7,000	—	—	7,000

Subtotal	—	472,000	—	(280,000)	192,000	532,000	—	(60,000)	472,000

Total		$487,521	$(3,521)	$(280,000)	$204,000	$587,333	$(11,567)	$(90,400)	$485,366

Amortization expense amounted to $1.5 million and $3.4 million for the nine months ended September 30, 2012 and 2011, respectively. Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

Year Ending December 31,	(in thousands)
2012	$1,706
2013	744
2014	744
2015	744
2016	744
Thereafter	8,805

NOTE 4 — LONG-TERM DEBT

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

As of September 30, 2012, there was $6.0 million outstanding under the ABL Facility, outstanding letters of credit totaled $23.6 million and additional availability under the ABL Facility, subject to the borrowing base, was $220.4 million. As of September 30, 2012, the available borrowing base did not constrain our ability to borrow the entire $220.4 million available borrowing capacity

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

under our ABL Facility. At September 30, 2012, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility. As of November 12, 2012, there was approximately $59.0 million outstanding under the ABL Facility.

Interest paid on debt totaled $0.7 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $61.1 and $60.4 million for the nine months ended September 30, 2012 and 2011, respectively. Interest expense for the three months ended September 30, 2012 and 2011 was $33.8 million and $33.2 million, respectively, and $101.2 million and $99.2 million for the nine months ended September 30, 2012 and 2011, respectively.

As market conditions warrant, we and our major equity holders, including the Sponsor and its affiliates, may from time to time, depending upon market conditions, seek to refinance or repurchase our debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

NOTE 5 — STOCKHOLDERS’ DEFICIT

For the nine months ended September 30, 2012, changes to stockholders’ deficit were comprised of the following amounts (in thousands):

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2011 — as corrected	$—	$690,870	$(766,219)	$(75,349)
Net loss	—	—	(208,054)	(208,054)
Profit interest compensation	—	2,465	—	2,465
Cash paid on profit interest units	—	(102)	—	(102)

Balance as of September 30, 2012	$—	$693,233	$(974,273)	$(281,040)

In the quarter ended June 30, 2012, subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2011, the Company identified an issue related to workers compensation insurance as of December 31, 2011, 2010 and 2009 as a result of an error that arose in years prior to 2008. Accordingly, the Company recorded a prior period adjustment which resulted in an increase of $2.5 million in other assets and decreases of ($0.4) million in other accrued liabilities, ($1.3) million in other non-current liabilities and $4.3 million in accumulated deficit. These corrections do not impact the Company’s consolidated statements of operations for the year ended December 31, 2011 or 2010.

NOTE 6 — PROFIT INTEREST UNITS

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

The following table summarizes activity for profit interest units for the Chief Executive Officer for the period December 31, 2011 to September 30, 2012:

Class B Units
Balance at December 31, 2011	38,697,318
Granted	—
Forfeited	—
Exercised	—

Balance at September 30, 2012	38,697,318

Vested units at September 30, 2012	29,022,989

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the Chief Financial Officer for the period December 31, 2011 to September 30, 2012:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2011	500,000	6,675,287	2,225,096
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—

Balance at September 30, 2012	500,000	6,675,287	2,225,096

Vested units at September 30, 2012		3,559,797

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

Assumptions used were as follows for the 2012 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	0.83%
Expected Life(3)	5.0 years

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.01%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes activity for profit interest units for certain management employees for the period December 31, 2011 to September 30, 2012:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2011	1,075,000	37,736,224	13,433,309

Granted	—	13,083,441	773,949
Forfeited	—	(4,324,426)	(1,441,476)
Exercised	—	—	—

Balance at September 30, 2012	1,075,000	46,495,239	12,765,782

Vested units at September 30, 2012		13,648,982

There are no stated contractual lives for the A-2, B or C units.

Apria Holdings LLC granted the Company’s newest Board member, Mr. Zafirovski, 5,030,651 Class B units, all of which are subject to vesting terms based on either (i) continued service or (ii) performance/market conditions.

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

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.01%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes activity for profit interest units for Mr. Zafirovski for the period December 31, 2011 to September 30, 2012:

	Class A-2 Units	Class B Units
Balance at December 31, 2011	1,000,000	5,030,651
Granted	—	—
Forfeited	—	—
Exercised	—	—

Balance at September 30, 2012	1,000,000	5,030,651

Vested units at September 30, 2012		—

Pursuant to a reorganization we conducted in March 2010, units of Sky LLC were converted or exchanged into units of Apria Holdings LLC, its parent entity.

Expense recorded related to profit interest units was $0.9 million and $0.7 million in the three months ended September 30, 2012 and 2011, respectively, and $2.5 million and $2.3 million in the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, total unrecognized profit interest compensation cost related to unvested profit interest units was $5.6 million, which is expected to be expensed over a weighted average period of 3.5 years.

NOTE 7 — INCOME TAXES

The Company’s effective tax rate was 38.0% for the three months ended September 30, 2012, compared to 59.5% for the three months ended September 30, 2011. The Company’s effective tax rate was 33.8% for the nine months ended September 30, 2012, compared to 37.4% for the nine months ended September 30, 2011. For the three and nine months ended September 30, 2012, the Company’s effective tax rate differed from federal and state statutory rates primarily due to the change in the valuation allowance against substantially all of the Company’s net deferred tax assets. In computing its Estimated Annual Effective Tax Rate (“EAETR”) for the three and nine months ended September 30, 2012, the Company recognized a deferred tax benefit related to the impairment of the indefinite life trade name. For the three and nine months ended September 30, 2011, the Company’s effective tax rate differed from federal and state statutory rates primarily due to the tax rate impact of non-deductible equity compensation and certain other items.

Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

For the three-year period ended December 31, 2011, the Company sustained a cumulative book loss, after adjusting for non-recurring items. Therefore, the Company accrued a valuation allowance of $224.5 million at December 31, 2011, since the Company determined that it is more likely than not that substantially all of the its net deferred tax assets will not be realized. The Company utilized all available information (including cumulative consolidated three-year loss information) to determine the necessity and amount of its valuation allowance at December 31, 2011. The Company intends to maintain its valuation allowance until sufficient positive evidence exists to support the reversal of all or a portion of its valuation allowance.

The Company increased its valuation allowance by $11.1 million to $235.6 million at September 30, 2012 from $224.5 million at December 31, 2011 to offset corresponding increases in its net deferred tax assets for the nine months ended September 30, 2012. The Company decreased its valuation allowance by $.5 million to $235.6 million at September 30, 2012 from $236.1 million at June 30, 2012 to offset corresponding decreases in its net deferred tax assets for the three months ended September 30, 2012.

The Company accounts for its tax uncertainties under generally accepted accounting principles. Accordingly, the Company is required to disclose certain information, within its interim financial statements, when material changes occur within five specified disclosure categories.

As of September 30, 2012, it is reasonably possible that unrecognized tax benefits could decrease by $1.8 million within the 12-month rolling period ending September 30, 2013. This decrease primarily relates to the timing uncertainty for when certain deductions should be recognized for tax return purposes, allocation of expenses between affiliates, and state tax uncertainties. Ultimate realization of this decrease is dependent upon the occurrence of certain events (including the completion of audits by tax agencies and expiration of statutes of limitations).

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three and nine months ended September 30, 2012, no other material changes occurred with respect to the Company’s tax uncertainties and the other disclosure categories.

As of September 30, 2012, federal net operating loss (“NOLs”) carryforwards of approximately $418.9 million were available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during the Company’s calendar 2015 through 2032 tax years. A significant portion of these NOLS are subject to an annual utilization limitation as required by Section 382 of the Internal Revenue Code of 1986, as amended.

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

Net income tax payments made (and refunds received) for the nine-month period ended September 30, 2012 and 2011 amounted to $1.2 million and $0.2 million, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

Supplier Concentration: Currently, approximately 63.0% of purchases for patient service equipment and supplies are from five vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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

NOTE 9 — SEGMENTS

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

APRIA HEALTHCARE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$298,917	$293,370	$902,278	$862,040
Home Infusion Therapy	309,556	291,504	909,580	835,925

Total	$608,473	$584,874	$1,811,858	$1,697,965

	EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Segment
Home Respiratory Therapy and Home Medical Equipment(a)	$(195,794)	$(11,415)	$(204,518)	$(43,627)
Home Infusion Therapy(b)	(53,957)	33,379	(9,762)	86,483

Total	$(249,751)	$21,964	$(214,280)	$42,856

(a)	EBIT for the three and nine month periods ended September 30, 2012 for the home respiratory therapy/home medical equipment reporting unit includes a non-cash impairment charge of $200.0 million related to impairment of the Apria trade name.
(b)	EBIT for the three and nine month periods ended September 30, 2012 EBIT for the home infusion therapy reporting unit includes a non-cash impairment charge of $80.0 million related to the impairment of the Apria trade name related to the enteral product.

	Depreciation and Amortization
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Segment

Home Respiratory Therapy and Home Medical Equipment	$23,915	$33,183	$73,757	$90,818
Home Infusion Therapy	4,282	4,459	12,666	12,647

Total	$28,197	$37,642	$86,423	$103,465

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

The following table provides a reconciliation from net loss to EBIT:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net loss(a)	$(175,711)	$(4,687)	$(208,054)	$(35,148)
Interest expense, net(b)	33,483	33,541	100,107	99,028
Income tax benefit	(107,523)	(6,890)	(106,333)	(21,024)

EBIT	$(249,751)	$21,964	$(214,280)	$42,856

(a)	Net loss for the three and nine months periods ended September 30, 2012 reflects the following non-cash impairment charge based on the results of the Company’s impairment testing as of September 30, 2012 and the tax impact associated with the impairment charge:

(i)	Trade name impairment of $280.0 million, $200.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million of which relates to the home infusion therapy reporting unit; and

(ii)	Tax benefit of $104.0 million relating to the intangible assets impairment.

All of these items resulted in a $176.0 million increase in the net loss in the three and nine months ended September 30, 2012.

(b)	Reflects $33.8 million of interest expense, net of $0.3 million of interest income for the three months ended September 30, 2012. Reflects $33.2 million of interest expense, net of $(0.3) million of interest income for the three months ended September 30, 2011. Reflects $101.2 million of interest expense, net of $1.1 million of interest income for the nine months ended September 30, 2012. Reflects $99.2 million of interest expense, net of $0.2 million of interest income for the nine months ended September 30, 2011.

The Company allocates certain corporate expenses that are not directly attributable to a product line based upon segment headcount. For the three months ended September 30, 2012, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $30.1 million and the corporate costs allocated to the home infusion therapy segment were $19.8 million. For the three months ended September 30, 2011, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $37.6 million and the corporate costs allocated to the home infusion therapy segment were $15.3 million. For the nine months ended September 30, 2012, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $96.6 million and the corporate costs allocated to the home infusion therapy segment were $52.9 million. For the nine months ended September 30, 2011, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $116.7 million and the corporate costs allocated to the home infusion therapy segment were $44.8 million.

NOTE 10 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

Intelenet Agreement: In May 2009, the Company entered into the Master Service Agreement (“Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company then-affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. In 2010, the Company modified the Intelenet Agreement to limit the services provided by Intelenet. On May 31, 2011, it was announced that an affiliate of the Sponsor, along with other shareholders of Intelenet, agreed to sell Intelenet to Serco Group PLC, an international services company. The transaction closed in July 2011, but the affiliate of the Sponsor may receive additional payments based on Intelenet’s performance through 2013. During the nine months ended September 30, 2012, the Company paid approximately $12.3 million to Intelenet.

Equity Healthcare Agreement: Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with our health benefit plans. In consideration for Equity Healthcare’s services, the Company pays Equity Healthcare a fee of $2 per participating employee per month. As of September 30, 2012, the Company had approximately 8,300 employees enrolled in Equity Healthcare health benefit plans.

NOTE 11 — FINANCIAL GUARANTEES

The Company conducts substantially all of its business through its subsidiaries. Substantially all of the Company’s wholly-owned subsidiaries, jointly and severally, unconditionally guarantee the Series A-1 Notes and Series A-2 Notes on a senior secured basis. The Guarantors also guarantee the Company’s ABL Facility. See also Note 4 — Long-Term Debt.

The following condensed consolidated financial statements quantify the financial position as of September 30, 2012 and December 31, 2011, the operations for the three and nine months ended September 30, 2012 and 2011, and the cash flows for the nine months ended September 30, 2012 and 2011. These condensed consolidated financial statements present financial information for the parent issuer, the guarantor subsidiaries, the non-guarantor subsidiaries and consolidating adjustments, consisting of the entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

The financial information as presented below is based on estimates to bifurcate shared resources, costs and revenues between entities and such information may not be indicative of results, if separate financial statements were prepared for these subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,867	$—	$778	$(4,117)	$15,528
Accounts receivable less allowance for doubtful accounts	—	361,513	1,197	—	362,710
Inventories, net	—	65,890	264	—	66,154
Deferred expenses	—	3,533	—	—	3,533
Intercompany	571,208	505,259	—	(1,076,467)	—
Prepaid expenses and other current assets	501	13,286	12	—	13,799
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	1,300,576	949,481	2,251	(1,790,584)	461,724
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	184,931	4	—	184,935
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	36,076	40,850	200	—	77,126
GOODWILL	—	258,725	—	—	258,725
INTANGIBLE ASSETS, NET	120,000	84,000	—	—	204,000
DEFERRED DEBT ISSUANCE COSTS, NET	33,975	—	—	—	33,975
INVESTMENT IN SUBSIDIARIES	(319,876)	1,038	—	318,838	—
OTHER ASSETS	5,343	7,710	—	—	13,053

TOTAL ASSETS	$1,176,094	$1,526,735	$2,455	$(1,471,746)	$1,233,538

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$1,768	$144,664	$169	$(4,117)	$142,484
Accrued payroll and related taxes and benefits	9,062	67,301	222	—	76,585
Deferred income taxes current	2,883	(2,054)	—	—	829
Other accrued liabilities	49,549	50,676	(25)	—	100,200
Deferred revenue	—	28,511	—	—	28,511
Intercompany	319,706	756,761	—	(1,076,467)	—
Current portion of long-term debt	6,000	710,270	—	(710,000)	6,270

TOTAL CURRENT LIABILITIES	388,968	1,756,129	366	(1,790,584)	354,879
LONG-TERM DEBT, net of current portion	1,017,500	31	—	—	1,017,531
DEFERRED INCOME TAXES	42,597	51,059	—	—	93,656
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	8,069	39,392	1,051	—	48,512

TOTAL LIABILITIES	1,457,134	1,846,611	1,417	(1,790,584)	1,514,578
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) EQUITY
Additional paid-in capital	693,233	(263,038)	—	263,038	693,233
(Accumulated deficit) retained earnings	(974,273)	(56,838)	1,038	55,800	(974,273)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(281,040)	(319,876)	1,038	318,838	(281,040)

	$1,176,094	$1,526,735	$2,455	$(1,471,746)	$1,233,538

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,552	$—	$475	$(14,931)	$29,096
Accounts receivable less allowance for doubtful accounts	—	336,396	816	—	337,212
Inventories	—	57,384	299	—	57,683
Deferred income taxes	443	(275)	—	—	168
Deferred expenses	—	3,681	—	—	3,681
Intercompany	340,259	515,672	—	(855,931)	—
Prepaid expenses and other current assets	1,262	22,653	12	—	23,927
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	1,095,516	935,511	1,602	(1,580,862)	451,767
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	166,764	5	—	166,769
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	43,760	39,761	247	—	83,768
GOODWILL	—	258,725	—	—	258,725
INTANGIBLE ASSETS, NET	400,000	85,366	—	—	485,366
DEFERRED DEBT ISSUANCE COSTS, NET	44,636	—	—	—	44,636
INVESTMENT IN SUBSIDIARIES	(198,829)	641	—	198,188	—
OTHER ASSETS	4,116	7,397	—	—	11,513

TOTAL ASSETS	$1,389,199	$1,494,165	$1,854	$(1,382,674)	$1,502,544

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$8,768	$141,491	$244	$(14,931)	$135,572
Accrued payroll and related taxes and benefits	14,614	54,420	183	—	69,217
Other accrued liabilities	20,103	45,805	786	—	66,694
Deferred revenue	—	28,649	—	—	28,649
Intercompany	233,398	622,533	—	(855,931)	—
Current portion of long-term debt	10,000	710,301	—	(710,000)	10,301

TOTAL CURRENT LIABILITIES	286,883	1,603,199	1,213	(1,580,862)	310,433
LONG-TERM DEBT, net of current portion	1,017,500	255	—	—	1,017,755
DEFERRED INCOME TAXES	152,043	48,182	—	—	200,225
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	8,122	41,358	—	—	49,480

TOTAL LIABILITIES	1,464,548	1,692,994	1,213	(1,580,862)	1,577,893
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	—	—	—	—	—
Additional paid-in capital	690,870	514,352	—	(514,352)	690,870
(Accumulated deficit) retained earnings	(766,219)	(713,181)	641	712,540	(766,219)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(75,349)	(198,829)	641	198,188	(75,349)

	$1,389,199	$1,494,165	$1,854	$(1,382,674)	$1,502,544

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$606,729	$2,262	$(518)	$608,473
Income from subsidiaries	46,342	—	—	(46,342)	—

TOTAL NET REVENUES	46,342	606,729	2,262	(46,860)	608,473
TOTAL COST OF NET REVENUES	—	256,563	1,209	(518)	257,254
Provision for doubtful accounts	—	13,440	55	—	13,495
Selling, distribution and administrative	40,048	312,726	699	(46,342)	307,131
Amortization of intangible assets	—	344	—	—	344
Non-cash impairment of intangible assets	280,000	—	—	—	280,000

TOTAL COSTS AND EXPENSES	320,048	583,073	1,963	(46,860)	858,224
OPERATING (LOSS) INCOME	(273,706)	23,656	299	—	(249,751)
Interest expense	33,562	232	—	—	33,794
Interest income and other	(15,290)	14,832	147	—	(311)

(LOSS) INCOME BEFORE TAXES	(291,978)	8,592	152	—	(283,234)
Income tax (benefit) expense	(106,370)	(1,153)	—	—	(107,523)

NET (LOSS) INCOME	(185,608)	9,745	152	—	(175,711)
Equity in income of subsidiaries, net of tax	9,897	152	—	(10,049)	—

NET (LOSS) INCOME	$(175,711)	$9,897	$152	$(10,049)	$(175,711)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$1,805,692	$7,389	$(1,223)	$1,811,858
Income from subsidiaries	148,694	—	—	(148,694)	—

TOTAL NET REVENUES	148,694	1,805,692	7,389	(149,917)	1,811,858
TOTAL COST OF NET REVENUES	—	762,506	3,834	(1,223)	765,117
Provision for doubtful accounts	—	45,978	165	—	46,143
Selling, distribution and administrative	127,996	951,876	2,212	(148,694)	933,390
Amortization of intangible assets	306	1,182	—	—	1,488
Non-cash impairment of intangible assets	280,000	—	—	—	280,000

TOTAL COSTS AND EXPENSES	408,302	1,761,542	6,211	(149,917)	2,026,138
OPERATING (LOSS) INCOME	(259,608)	44,150	1,178	—	(214,280)
Interest expense	100,616	573	—	—	101,189
Interest income and other	(46,747)	45,088	577	—	(1,082)

(LOSS) INCOME BEFORE TAXES	(313,477)	(1,511)	601	—	(314,387)
Income tax (benefit) expense	(105,803)	(530)	—	—	(106,333)

NET (LOSS) INCOME	(207,674)	(981)	601	—	(208,054)
Equity in income of subsidiaries, net of tax	(380)	601	—	(221)	—

NET (LOSS) INCOME	$(208,054)	$(380)	$601	$(221)	$(208,054)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$582,572	$2,302	$—	$584,874
Income from subsidiaries	54,367	—	—	(54,367)	—

TOTAL NET REVENUES	54,367	582,572	2,302	(54,367)	584,874
TOTAL COST OF NET REVENUES	—	238,296	1,258	—	239,554
Provision for doubtful accounts	—	14,482	29	—	14,511
Selling, distribution and administrative	53,721	307,744	712	(54,367)	307,810
Amortization of intangible assets	229	943	—	—	1,172

TOTAL COSTS AND EXPENSES	53,950	561,465	1,999	(54,367)	563,047
OPERATING INCOME	417	21,107	303	—	21,827
Interest expense	33,643	(415)	—	—	33,228
Interest income and other	(15,856)	15,883	149	—	176

(LOSS) INCOME BEFORE TAXES	(17,370)	5,639	154	—	(11,577)
Income tax (benefit) expense	(7,235)	345	—	—	(6,890)

NET (LOSS) INCOME	(10,135)	5,294	154	—	(4,687)
Equity in income of subsidiaries, net of tax	5,448	154	—	(5,602)	—

NET (LOSS) INCOME	$(4,687)	$5,448	$154	$(5,602)	$(4,687)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$1,690,836	$7,129	$—	$1,697,965
Income from subsidiaries	126,132	—	—	(126,132)	—

TOTAL NET REVENUES	126,132	1,690,836	7,129	(126,132)	1,697,965
TOTAL COST OF NET REVENUES	—	689,133	3,729	—	692,862
Provision for doubtful accounts	—	51,090	263	—	51,353
Selling, distribution and administrative	162,857	868,656	2,127	(126,132)	907,508
Amortization of intangible assets	688	2,682	—	—	3,370

TOTAL COSTS AND EXPENSES	163,545	1,611,561	6,119	(126,132)	1,655,093
OPERATING (LOSS) INCOME	(37,413)	79,275	1,010	—	42,872
Interest expense	99,344	(186)	—	—	99,158
Interest income and other	(47,569)	46,960	495	—	(114)

(LOSS) INCOME BEFORE TAXES	(89,188)	32,501	515	—	(56,172)
Income tax (benefit) expense	(30,733)	9,709	—	—	(21,024)

NET (LOSS) INCOME	(58,455)	22,792	515	—	(35,148)
Equity in income of subsidiaries, net of tax	23,307	515	—	(23,822)	—

NET (LOSS) INCOME	$(35,148)	$23,307	$515	$(23,822)	$(35,148)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(13,717)	$114,328	$307	$10,815	$111,733

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(6,881)	(114,123)	(4)	—	(121,008)
Proceeds from disposition of assets	15	171	—	—	186
Cash paid for acquisitions	—	(121)	—	—	(121)

NET CASH USED IN INVESTING ACTIVITIES	(6,866)	(114,073)	(4)	—	(120,943)

FINANCING ACTIVITIES
Proceeds from ABL Facility	317,000	—	—	—	317,000
Payments on ABL Facility	(321,000)	—	—	—	(321,000)
Payments on other long-term debt	—	(256)	—	—	(256)
Cash paid on profit interest	(102)	—	—	—	(102)

NET CASH USED IN FINANCING ACTIVITIES	(4,102)	(256)	—	—	(4,358)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,685)	(1)	303	10,815	(13,568)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,552	1	475	(14,932)	29,096

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,867	$—	$778	$(4,117)	$15,528

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(28,569)	$121,584	$179	$(1,412)	$91,782

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(16,673)	(97,297)	(119)	—	(114,089)
Proceeds from disposition of assets	—	162	—	—	162
Cash paid for acquisitions	(229)	(23,249)	—	—	(23,478)

NET CASH USED IN INVESTING ACTIVITIES	(16,902)	(120,384)	(119)	—	(137,405)

FINANCING ACTIVITIES
Payments on other long-term debt	—	(1,200)	—	—	(1,200)
Debt issuance costs related to ABL Facility	(3,387)	—	—	—	(3,387)
Cash paid on profit interest units	(1,000)	—	—	—	(1,000)

NET CASH USED IN FINANCING ACTIVITIES	(4,387)	(1,200)	—	—	(5,587)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,858)	—	60	(1,412)	(51,210)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,137	—	407	(16,407)	109,137

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,279	$—	$467	$(17,819)	$57,927

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview. We have four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including total parenteral nutrition services, and enteral nutrition services. In these core service lines, we offer a variety of patient care management programs, including clinical and administrative support services, products and supplies, most of which are prescribed by a physician as part of a care plan. We provide these services to patients through approximately 540 locations throughout the United States. We have two reportable operating segments:

•	home respiratory therapy and home medical equipment; and

•	home infusion therapy, which includes enteral nutrition.

Strategy

Our strategy is to position ourselves in the marketplace as a high-quality provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Our strategic growth plan may involve, the acquisition of other companies such as our 2007 acquisition of Coram and our March 2011 acquisition of the assets of Praxair Healthcare Services’ home healthcare services division in the United States. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in the home infusion therapy segment and expanded our platform for further cross-selling opportunities. Our acquisition of Praxair’s homecare business in the United States in March 2011 expanded our geographic footprint and market share in several key markets in the southeastern, south central and western areas of the country. Since January 1, 2010, we have expanded our home respiratory therapy and home medical equipment sales force by 30%, of which 8% relates to the acquisition of Praxair assets. This expansion has allowed us to more efficiently cover each market served by promoting our products and services to physicians, hospital discharge planners and managed care organizations. On an ongoing basis, we continually evaluate the size of our sales force.

•

Continue to participate in the managed care market. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services enables us to sign preferred provider agreements and participating Health Maintenance Organization (“HMO”) agreements with managed care organizations. Managed care represented approximately 71% of our total net revenues for the nine months ended September 30, 2012.

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

•

Continue to lead the industry in accreditation. The Medicare Improvement for Patients Act of 2008 (“MIPPA”) made accreditation mandatory for Medicare providers of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), effective October 1, 2009, per Centers for Medicare and Medicaid Services (“CMS”) regulation. We were the first durable medical equipment provider to seek and obtain voluntary accreditation from The Joint Commission. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission and the Commission renewed our accreditation for another three years. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 20 years of continuous accreditation by The Joint Commission — longer than any other homecare provider.

We review our business on an ongoing basis in the light of current and anticipated market conditions and other factors and, from time to time, may undertake restructuring efforts and/or engage in dispositions of our existing assets or businesses in order to optimize our overall business, performance or competitive position. From time to time, we may also engage in acquisitions of new assets and/or businesses, some of which may be significant. We also continue to seek opportunities to streamline our organizational structure and operations. For example, we have recently initiated certain steps designed to further separate our two reporting units to enable them to function more autonomously and achieve certain operating efficiencies. We expect these efforts to continue throughout 2013. Any such transactions could result in material reductions of our assets, revenues or profitability or otherwise have a material adverse effect on our results of operations, cash flow and capital resources. In addition, we could incur costs, expenses, impairment and/or restructuring charges associated with such transactions, which could be material.

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

Government Regulation

We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Corporate contract services and legal department personnel review and approve written contracts, our policies, procedures and programs subject to these laws. We also maintain various educational and internal audit programs designed to keep our managers updated and informed regarding developments on these topics and to reinforce to employees our policy of strict compliance in this area. Federal and state laws require that we obtain facility and other regulatory licenses and that we enroll as a supplier with federal and state health programs. Under various federal and state laws, we are required to make filings or submit notices in connection with transactions that might be defined as a change of control of the Company or of organizations we acquire. We are aware of these requirements and routinely make such filings with, and seek such approvals from, the applicable regulatory agencies. Notwithstanding these measures, due to changes in and new interpretations of such laws and regulations, and changes in our business, among other factors, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension or non-renewal; severe fines and penalties; the repayment of amounts previously paid to us and even the termination of our ability to provide services, including those provided under certain government programs such as Medicare and Medicaid. See “Risk Factors — Risks Relating to Our Business — Continued Reductions in Medicare and Medicaid Reimbursement Rates and the Comprehensive Healthcare Reform Law Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition” and “Risk Factors — Risks Relating to Our Business — Our Failure To Maintain Required Licenses Could Impact Our Operations.”

Medicare and Medicaid Revenues. In the three and nine months ended September 30, 2012, approximately 28% and 29% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively. No other third-party payor represented more than 9% of our total net revenues for the three and nine months ended September 30, 2012. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 7% and 8% of total net revenues for the three and nine months ended September 30, 2012, respectively.

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

Budget Control Act of 2011. On August 2, 2011, the Budget Control Act of 2011 was signed into law. The Budget Control Act of 2011 authorized increases in the United State’s debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Select Committee on Deficit Reduction (“Joint Committee”), a bipartisan Congressional committee instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012 — 2021. The Joint Committee was not limited in what it could propose to reduce the federal deficit. If the proposal had been issued by November 23, 2011, it would have been subject to special, expedited procedures in Congress. Because Congress and the President failed to enact legislation reducing the deficit by at least $1.2 trillion over the ten-year period of fiscal years 2012 — 2021 by the January 15, 2012 deadline, automatic spending reductions in fiscal years 2013 — 2021 through sequestration, the required cancellation of budgetary resources, have been triggered. Under sequestration, certain federal programs are protected, including Medicaid. However, payments to Medicare providers and suppliers would be reduced by an amount not to exceed 2% beginning in 2013. Such a reduction would be applicable to both competitively bid and non-competitively bid markets and products. On November 29, 2011, a bill titled To Amend to Exempt the Medicare Program from Fallback Sequestration Under the Budget Control Act of 2011 (H.R. 3519) was introduced in the House of Representatives and referred to the House Committee on the Budget. The bill would exempt payments to Medicare providers and suppliers from the automatic spending reductions beginning in 2013. The bill is currently pending in the House Committee on the Budget. At this time, we cannot predict whether Congress will pass this bill or other legislation averting or limiting the automatic spending reductions in fiscal years 2013 — 2021 or, if Congress does pass such legislation, whether the President will sign the legislation into law. Any reduction in provider and supplier reimbursement rates under federal healthcare programs could have a material adverse effect on our financial condition and results of operations.

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

In April 2012, CMS announced the product categories to be included in the “recompete” of the Round 1 Rebid contracts and an associated schedule. The Round 1 Rebid Recompete will include additional products and CMS has elected to group products in an all-new way, such as a “Respiratory Equipment” category which includes oxygen therapy, sleep therapy and nebulizers, and a “General Home Equipment” category which includes a variety of home medical equipment, accessories and supplies. CMS began bidder education for this phase on August 16, 2012 and expects to conduct bidding in the fourth quarter of 2012. New rates for the Round 1 Rebid Recompete are scheduled to take effect on January 1, 2014.

Notwithstanding the changes MIPPA requires, competitive bidding imposes a significant risk to DMEPOS suppliers under the rules governing the program. If a DMEPOS supplier operating in a CBA is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DMEPOS items supplied in that CBA for the time period covered by the competitive bidding program unless the supplier meets certain exceptions or acquires a winning bidder. Because the applicable statutes mandate financial savings from the competitive bidding program, a winning contract supplier will receive lower Medicare payment rates under competitive bidding than the otherwise applicable DMEPOS fee schedule rates. As competitive bidding is phased in across the country under the revised MIPPA and Reform Package implementation schedule, we will experience a reduction in reimbursement, as will most if not all other DMEPOS suppliers in the impacted areas. In addition, there is an increasing risk that the competitive bidding prices will become a benchmark for reimbursement from other payors, as evidenced by the Administration’s fiscal budget proposal which would cap state Medicaid reimbursement levels for certain durable medical equipment services and products at competitive bid rates using an as-yet-undetermined methodology. Neither MIPPA nor the Reform Package prevents CMS from adjusting prices for DMEPOS items in non-bid areas; however, before using its authority to adjust prices in non-bid areas, MIPPA requires that CMS issue a regulation that specifies the methodology to be used and consider how prices through competitive bidding compare to costs for those items and services in the non-bid areas.

The Reform Package also includes changes to the Medicare DMEPOS competitive bidding program. Significantly, Round 2 of the competitive bidding program was expanded from 70 to 91 of the largest MSAs. Round 2 includes the majority of the same product categories as Round 1, but CMS expanded the program by (i) combining standard power wheelchairs and manual wheelchairs into a single new product category, (ii) including Negative Pressure Wound Therapy as a category in all Round 2 markets and (iii) including the Support Surfaces (Group 2 mattresses and overlays) category in all Round 2 markets rather than a subset. We estimate that approximately $141 million of our net revenues for the fiscal year ending December 31, 2011 is subject to competitive bidding in this round.

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

The Reform Package also gives the Secretary of Health and Human Services additional authority to apply competitive bid pricing to non-bid areas via a rulemaking process and that could occur by 2016. In addition, efforts to repeal the competitive bidding program altogether or mandate significant program changes continue. In March 2011, the Fairness in Medicare Bidding Act of 2011 (“FIMBA”) was introduced into the U.S. House of Representatives and referred to the House Subcommittee on Health. FIMBA would repeal the program without specifying a reduction in the industry’s current reimbursement levels. Other efforts are underway by independent economists who seek to alter certain critical aspects of the program. Specifically, those efforts are designed to change the way in which CMS conducts the auction process itself, establishes the single payment rates, determines supplier capacity needed and related aspects which, if adopted by CMS in their entirety or in part, would change how the program would be administered. In September 2012, a bill titled “Medicare DMEPOS Market Pricing Program Act of 2012” was introduced in Congress and referred to the Committee on Energy and Commerce and the Committee on Ways and Means. The bill would repeal the current DMEPOS Competitive Bidding program as designed and replace it with a modified auction program. We cannot predict whether these or other efforts to repeal or amend the program will be successful, or their potential impact on us.

We believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share under Medicare competitive bidding. However, the bidding rules are complex and it is possible for bidders to be disqualified for technical reasons other than pricing. There is no guarantee that we will be selected as a winning contract supplier in any phase of the program and be awarded competitive bidding contracts by CMS or that we will garner additional market share. The Round 1 Recompete includes products which may require the Company to subcontract certain services or products to be performed on its behalf, and there is no guarantee that CMS will either approve such subcontracting arrangements or that the subcontractor will perform its contractual obligations to us. Certain aspects of the program’s oversight and administration remain unclear in CMS’ written regulations that have been promulgated and therefore individual negotiations may be required between the Company, CMS and/or its contractors and the outcome outcome of such negotiations cannot be predicted or assured. Under the current competitive bidding regulations, if we are not selected as a winning contract supplier for a particular CBA, we will generally not be allowed to supply Medicare beneficiaries in the CBA with products subject to competitive bidding for the contract term of program, unless we elect to continue to service existing patients under the “grandfathering provision” of the program’s final rule for certain products or we acquire a winning supplier. Also, CMS takes the position that it has the authority to determine if an acquired supplier is still needed to serve the CBA, and there is no guarantee that agency staff will approve such an acquisition or do so in a timely manner. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position in a particular CBA even if we are not selected as a contract supplier.

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

Due to ongoing Part D and Part B coverage and payment issues associated with home infusion therapy, the industry is continuing to work with CMS, the Center for Medicare and Medicaid Innovation (“CMMI”) and Congress to rectify the Medicare coverage and payment limitations that restrict Medicare beneficiary and referral source access to quality home infusion therapy services. Bills were introduced in the 110th, 111th and 112th Congresses to consolidate home infusion therapy coverage under Part B. The Medicare Home Infusion Therapy Coverage Act would provide for Medicare infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector, including Medicare Advantage plans. Industry representatives continue to present the cost-saving and patient care advantages of home infusion therapy to CMS, members of Congress and the Obama Administration in an effort to, at a minimum, include a formal demonstration project in either CMS’s or the CMMI’s work plan or future legislation. In addition to a June 2010 report issued by the Government Accountability Office (“GAO”), entitled “Home Infusion Therapy: Differences Between Medicare and Private Insurers’ Coverage,” testimony before the Senate

Finance Committee in fall 2009 acknowledged the current gap in coverage and potential benefits of home infusion therapy to the Medicare program and beneficiaries. In June 2012, the Medicare Payment Advisory Commission (“MedPAC”), in its annual report to Congress, also acknowledged certain coverage gaps associated with home infusion therapy and concluded that additional research is warranted. On June 19, 2012, the House Ways and Means Subcommittee on Health held a hearing that focused on MedPAC’s report. Groups such as the National Home Infusion Association, in comments to the Subcommittee, criticized MedPAC’s report and recommended that there be a demonstration project to examine the benefit for home infusion therapy. At this time, we cannot predict whether legislation will be passed or whether CMS and/or the CMMI will include a demonstration project in a future work plan.

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

Also in October 2008, CMS announced the establishment of Zone Program Integrity Contractors (“ZPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors (“PSCs”). Industry-wide, ZPIC audit activity increased significantly throughout 2010, accelerated in 2011 and in the first half of 2012; it is expected to continue to increase for the foreseeable future as additional ZPICs become operational across the country. The industry trade associations and certain Congressional committees of jurisdiction are advocating for more standardized audit procedures, contractor transparency and consistency surrounding all government audit activity directed toward the DMEPOS industry and other healthcare segments.

Other Issues

•

Medical Necessity & Other Documentation Requirements. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. DME MAC medical directors, CMS staff and government subcontractors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation. This is then translated to individual supplier significant error rates and aggregated into a DMEPOS industry error rate, which is significantly higher than other Medicare provider/supplier types. High error rates lead to further audit activity and regulatory burdens. In fact, DME MACs have continued to conduct extensive pre-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for CPAP claims have ranged from 30% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies or technical deficiencies as the primary reason for claim denials. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, or if non-government payors were to adopt similar positions, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be significantly reduced. We have adjusted certain operational policies to address the current expectations of Medicare, its contractors and certain other payors. We cannot predict the adverse impact, if any, these interpretations of the documentation requirements or our revised policies might have on our operations, referral source relationships, cash flow and capital resources, but such impact could be material.

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

The impact of increased government audits and changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through September 30, 2012. We cannot estimate the combined possible impact of all retroactive audit activities, legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the recent significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

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

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of a number of components pertaining to the privacy and security of certain protected health information (“PHI”), as well as the standard formatting of certain electronic health transactions. Many states have similar, but not identical, restrictions. Existing and any new laws or regulations have a significant effect on the manner in which we handle healthcare related data and communicate with payors. Among other provisions, the HITECH Act of the American Recovery and Reinvestment Act of 2009 (“ARRA”) includes additional requirements related to the privacy and security of PHI, clarifies and increases penalties of HIPAA and provides State Attorneys General with HIPAA enforcement authority. We have adopted a number of policies and procedures to conform to HIPAA requirements, as modified by the HITECH Act of ARRA, throughout our operations, and we have educated our workforce about these requirements. With such a large workforce that relies on mobile technology for daily operations HIPAA privacy or data security is always a concern. We face potential administrative, civil and possible criminal sanctions if we do not comply with the existing or new laws and regulations dealing with the privacy and security of PHI. Imposition of any such sanctions could have a material adverse effect on our operations. Recently a Company-owned laptop containing PHI was stolen from a locked vehicle. The Company is thoroughly investigating the incident and, as applicable and required by law, has notified individuals and government authorities. The Company also has provided the option of complimentary credit monitoring to affected individuals. At this time there have been no claims against the Company related to this incident, although the Company cannot predict whether such claims will occur in the future. The Company is taking additional steps to minimize the chances of a reoccurrence of this type of incident.

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

Facility and Clinician Licensure. Various federal and state authorities and clinical practice boards regulate the licensure of our facilities and clinical specialists working for us, either directly as employees or on a per diem or contractual basis. Regulations and requirements vary from state to state, and in some states, we are required to make filings in connection with transactions that may be defined as a change of control. Moreover, several states are currently contemplating the establishment or expansion of facility licensure related to the home healthcare industry, and such changes may require us to modify our operations, particularly in multi-state service areas. We are committed to complying with all applicable licensing requirements and maintain centralized functions to manage over 4,500 facility licenses and/or permits that are required to operate our business.

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

•

Increasing Audit Activity. We, along with others in the industry, experienced a very significant increase in audits in 2011 and the first three quarters of 2012. We believe that such increased audit activity will continue to be the case for the foreseeable future. Such audits are designed to measure industry and provider claim error rates, primarily relating to medical necessity documentation in the treating physician’s records for various DMEPOS items. Such audits are labor-intensive to respond to and are likely to result in refunds to the government. Additionally, commercial insurers have increased their post-payment audit volume in 2012 as well.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Net Revenues. Net revenues in the three months ended September 30, 2012 were $608.5 million, compared to $584.9 million in the three months ended September 30, 2011, an increase of $23.6 million or 4.0%. Revenue for the three months ended September 30, 2012 increased primarily due to increased volume in the home infusion therapy segment and the home respiratory therapy and home medical equipment segment.

We expect pricing and reimbursement pressure to continue from governmental and commercial payors. Public policy changes, reimbursement and pricing reductions may result in our withdrawal from providing certain products or serving specific geographical areas altogether. See “Business — Government Regulation.”

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the three months ended September 30, 2012 was 57.7%, compared to 59.0% for the three months ended September 30, 2011. The decline in gross profit margin percentage is primarily due to a decrease in the home infusion therapy segment margin percentage due to a decline in the gross profit margin associated with specialty and enteral revenue and an increase in specialty revenue as a percentage of infusion segment net revenue. Our specialty revenue has a lower gross profit margin as a percentage of net revenue than our other infusion therapy revenue.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 2.2% and 2.5% in the three months ended September 30, 2012 and September 30, 2011, respectively. The decrease in the provision for doubtful account in the three months ended September 30, 2012, is the result of expectations for our overall cash collection rates.

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

Selling, distribution and administrative expenses were $307.1 million, or 50.5%, of total net revenues, for the three months ended September 30, 2012, compared to $307.8 million, or 52.6% of total net revenues, for the three months ended September 30, 2011.

Selling, distribution and administrative expenses decreased by $0.7 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease was comprised of a decrease in labor costs of $2.5 million partially offset by an increase in other operating expenses of $1.8 million. For the three months ended September 30, 2012, the corporate costs included in selling, distribution and administrative expense were $49.9 million. For the three months ended September 30, 2011 the corporate costs included in selling, distribution and administrative expenses were $53.1 million.

The decrease in labor costs of $2.5 million was primarily due to a decrease in incentive compensation as a result of not meeting certain targets in 2012.

The increase in other operating expenses of $1.8 million was primarily due to an increase in professional fees related to certain corporate matters and an increase in our infusion general and professional liability self-insurance reserve. These increases were partially offset by a reduction in depreciation expense primarily due to the impairment of property, plant and equipment in the fourth quarter of 2011, a decrease in professional fees related to our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel, and a decrease in travel and entertainment related costs.

Non-Cash Impairment of Intangible Asset. Impairment of intangible assets for the three months ended September 30, 2012 was $280.0 million related to the Apria trade name. This impairment was the result of a decrease in the carrying value of the trade name due to lowered estimates of future net revenues and operating results in our home respiratory therapy/home medical equipment reporting unit and a review of our current operating structure in our home infusion therapy reporting unit, which will likely result in the reporting unit ceasing to use the Apria trade name for the sale of enteral products in the next twelve months. As a result, there was a $200.0 million charge to our home respiratory therapy/home medical equipment reporting unit and $80.0 million charge to our home infusion therapy reporting unit.

Amortization of Intangible Assets. Amortization of intangible assets was $0.3 million and $1.2 million in the three months ended September 30, 2012 and September 30, 2011, respectively.

Interest Expense. Interest expense increased $0.6 million, or 1.7%, to $33.8 million in the three months ended September 30, 2012 from $33.2 million in the three months ended September 30, 2011.

Interest Income and Other. Interest income and other increased to $0.3 million for the three months ended September 30, 2012 from $(0.2) million in the three months ended September 30, 2011.

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

Our effective tax rate was a benefit of 38.0% for the three months ended September 30, 2012, compared to a benefit of 59.5% for the three months ended September 30, 2011. For the three months ended September 30, 2012, our effective tax rate differed from federal and state statutory rates primarily due to the change in the valuation allowance against substantially all of our net deferred tax assets. For the three months ended September 30, 2011, our effective tax rate differed from federal and state statutory rates primarily due to the tax rate impact of non-deductible equity compensation and certain other items.

During the three months ended September 30, 2012, net tax benefits totaling $2.5 million were recognized, on a discrete basis, which resulted in an increase in our effective tax rate above our EAETR. The $2.5 million primarily relates to the release of tax contingency accruals due to the expiration of the statute of limitations for uncertain tax positions (“UTPs”). Included in the EAETR is a deferred tax benefit of $104.0 million recognized for the impairment of the indefinite life trade name.

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

We decreased our valuation allowance by $.5 million to $235.6 million at September 30, 2012 from $236.1 million at June 30, 2012 to offset corresponding decreases in our net deferred tax assets for the three months ended September 30, 2012.

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

	Net Revenues
(in thousands)	Three Months Ended September 30, 2012	Percentage of Net Revenues	Three Months Ended September 30, 2011	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$298,917	49.1%	$293,370	50.2%
Home infusion therapy	309,556	50.9	291,504	49.8

Total	$608,473	100.0%	$584,874	100.0%

	EBIT
	Three Months Ended September 30, 2012	Percentage of Net Revenues	Three Months Ended September 30, 2011	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment(a)	$(195,794)	(65.5)%	$(11,415)	(3.9)%
Home infusion therapy(b)	(53,957)	(17.4)%	33,379	11.5%

Total	$(249,751)		$21,964

(a)	EBIT for the three month period ended September 30, 2012 for the home respiratory therapy/home medical equipment reporting unit includes a non-cash impairment charge of $200.0 million.
(b)	EBIT for the three month period ended September 30, 2012 for the home infusion therapy reporting unit includes a non-cash impairment charge of $80.0 million.

We allocate certain corporate expenses that are not directly attributable to a product line based upon segment headcount. For the three months ended September 30, 2012, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $30.1 million and the corporate costs allocated to the home infusion therapy segment were $19.8 million. For the three months ended September 30, 2011, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $37.6 million and the corporate costs allocated to the home infusion therapy segment were $15.3 million.

See reconciliation of EBIT to net loss included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues increased $5.5 million, or 1.9%, to $298.9 million in the three months ended September 30, 2012 from $293.4 million in the three months ended September 30, 2011. Revenues for the home respiratory therapy and home medical equipment segment decreased to 49.1% of total revenue in the three months ended September 30, 2012 from 50.2% in the three months ended September 30, 2011.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line decreased by 0.1% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease in revenue resulted primarily from decreases in oxygen revenue as a result of a decrease in oxygen volume, partially offset by an increase in sleep apnea revenue as a result of an increase in sleep apnea volume.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 14.1% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase was primarily due to an increase in the volume of negative pressure wound therapy products.

EBIT for the home respiratory therapy and home medical equipment segment in the three months ended September 30, 2012 was a negative $195.8 million (including a non-cash impairment charge of $200.0 million related to our trade name), compared to a negative $11.4 million in the three months ended September 30, 2011. EBIT was a negative 65.5% of segment net revenues in the three months ended September 30, 2012, compared to a negative 3.9% of segment net revenues in the three months ended September 30, 2011. Excluding the total non-cash impairment charge of $200.0 million, the increase in the EBIT as a percentage of segment net revenues from a negative 3.9% for the three months ended September 30, 2011 to 1.4% in the three months ended September 30, 2012 is primarily due to a decrease in sales, distribution and administrative costs as a percentage of net revenues, as well as a decrease in provision for doubtful accounts as a percentage of net revenues in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $18.1 million, or 6.2% to $309.6 million for the three months ended September 30, 2012 from $291.5 million in the three months ended September 30, 2011. Revenues for the home infusion therapy segment increased to 50.9% of total revenue in the three months ended September 30, 2012 from 49.8% in the three months ended September 30, 2011.

The home infusion therapy segment involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. The growth in home infusion therapy revenue resulted primarily from an increase in the overall volume of specialty drugs and core drugs.

EBIT for the home infusion therapy segment in the three months ended September 30, 2012 was negative $54.0 million (including a non-cash impairment charge of $80.0 million related to our trade name), compared to $33.4 million in the three months ended September 30, 2011. EBIT was negative 17.4% of segment net revenues in the three months ended September 30, 2012, compared to 11.5% of segment net revenues in the three months ended September 30, 2011. Excluding the total non-cash impairment charge of $80.0 million, the decrease in the EBIT as a percentage of segment net revenues from 11.5% for the three months ended September 30, 2011 to 8.4% in the three months ended September 30, 2012 is primarily due to a decrease in the gross profit percentage as a percentage of net revenue and an increase in the provision for doubtful accounts as a percentage of revenue, partially offset by a decrease in sales, distribution and administrative costs as a percentage of net revenues, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

The following table provides a reconciliation from net loss to EBIT:

(in thousands)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net loss(a)	$(175,711)	$(4,687)
Interest expense, net	33,483	33,541
Income tax benefit	(107,523)	(6,890)

EBIT(b)	$(249,751)	$21,964

(a)	Net loss for the three month period ended September 30, 2012 reflects the following non-cash impairment charge based on the results of impairment testing as of September 30, 2012 and the tax impact associated with the impairment charge:

(i)	Trade name impairment of $280.0 million, $200.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million of which relates to the home infusion therapy reporting unit; and

(ii)	Tax benefit of $104.0 million relating to the intangible assets impairment.

All of these items resulted in a $176.0 million increase in the net loss in the three and nine months ended September 30, 2012.

(b)	EBIT for the three months ended September 30, 2012 includes a $280.0 million non-cash impairment charge described above.

Nine Months Ended September 30, 2012 and 2011

Net Revenues. Net revenues in the nine months ended September 30, 2012 were $1,811.9 million, compared to $1,698.0 million in the nine months ended September 30, 2011, an increase of $113.9 million or 6.7%. Revenue for the nine months ended September 30, 2012 increased primarily due to increased volume in the home infusion therapy segment and the home respiratory therapy and home medical equipment segment, as well as the acquisition of Praxair assets in March 2011.

We expect pricing and reimbursement pressure to continue from governmental and commercial payors. Public policy changes, reimbursement and pricing reductions may result in our withdrawal from certain products or geographical areas. See “Business — Government Regulation.”

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the nine months ended September 30, 2012 was 57.8%, compared to 59.2% for the nine months ended September 30, 2011. The decline in gross profit margin percentage is primarily due to a decrease in the home infusion therapy segment margin percentage due to a decline in the gross profit margin associated with specialty and enteral revenue and an increase in specialty revenue as a percentage of infusion segment net revenue. Our specialty revenue has a lower gross profit margin as a percentage of net revenue than our other infusion therapy revenue.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 2.5% and 3.0% in the nine months ended September 30, 2012 and September 30, 2011, respectively. The decrease in the provision for doubtful account in the nine months ended September 30, 2012, is the result of expectations for our overall cash collections rates.

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

Selling, distribution and administrative expenses were $933.4 million, or 51.5%, of total net revenues for the nine months ended September 30, 2012 compared to $907.5 million, or 53.4%, of total net revenues for the nine months ended September 30, 2011.

Selling, distribution and administrative expenses increased $25.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was comprised of an increase in labor costs of $23.8 million and an increase in other operating expenses of $2.1 million. For the nine months ended September 30, 2012, the corporate costs included in selling, distribution and administrative expense were $149.5 million. For the nine months ended September 30, 2011 the corporate costs included in selling, distribution and administrative expenses were $161.5 million.

The increase in labor costs of $23.8 million was primarily due to an increase in salaries and related benefits resulting from headcount increases associated with our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel, increases in infusion headcount to support growth in our infusion revenue and labor costs related to the acquisition of Praxair assets in March of 2011. These increases were partially offset by a decrease in incentive compensation as a result of not meeting certain targets in 2012.

The increase in other operating expenses of $2.1 million was primarily a result of an increase in professional fees related to certain corporate matters and an increase in our infusion general and professional liability self insurance reserve. These increases were partially offset by a decrease in costs associated with the acquisition of Praxair assets, the favorable settlement of a dispute related to the Praxair transaction and a decrease in professional fees resulting from our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel. The decrease in expenses related to the acquisition of Praxair assets was primarily related to 2011 expenses associated with the closing of certain Praxair facilities and professional fees attributable to the acquisition.

Non-Cash Impairment of Intangible Asset. Impairment of intangible assets for the nine months ended September 30, 2012 was $280.0 million related to the Apria trade name. This impairment was the result of a decrease in the carrying value of the trade name due to lowered estimates of future net revenues and operating results in our home respiratory therapy/home medical equipment reporting unit and a review of our current operating structure in our home infusion therapy reporting unit, which will likely result in the reporting unit ceasing to use the Apria trade name for the sale of enteral products in the next twelve months. As a result, there was a $200.0 million charge to our home respiratory therapy/home medical equipment reporting unit and $80.0 million charge to our home infusion therapy reporting unit.

Amortization of Intangible Assets. Amortization of intangible assets was $1.5 million and $3.4 million in the nine months ended September 30, 2012 and September 30, 2011, respectively.

Interest Expense. Interest expense increased $2.1 million, or 2.0%, to $101.2 million in the nine months ended September 30, 2012 from $99.1 million in the nine months ended September 30, 2011.

Interest Income and Other. Interest income and other increased to $1.1 million for the nine months ended September 30, 2012 from $0.1 million in the nine months ended September 30, 2011.

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

Our effective tax rate was a benefit of 33.8% for the nine months ended September 30, 2012, compared to a benefit of 37.4% for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the Company’s effective tax rate differed from federal and state statutory rates primarily due to the change in the valuation allowance against substantially all of our net deferred tax assets. For the nine months ended September 30, 2011, our effective tax rate differed from federal and state statutory rates primarily due to the tax rate impact of non-deductible equity compensation and certain other items.

During the nine months ended September 30, 2012, net tax benefits totaling $2.3 million were recognized, on a discrete basis, which resulted in a increase of our effective tax rate above our EAETR. The $2.3 million primarily relates to the release of tax contingency accruals due to the expiration of the statute of limitations for uncertain tax positions (“UTPs”). Included in the EAETR is a deferred tax benefit of $104.0 million recognized for the impairment of the indefinite life trade name.

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

We increased our valuation allowance by $11.1 million to $235.6 million at September 30, 2012 from $224.5 million at December 31, 2011 to offset corresponding increases in our net deferred tax assets for the nine months ended September 30, 2012.

Segment Net Revenues and EBIT

The following table sets forth a summary of results of operations by segment:

	Net Revenues
(in thousands)	Nine Months Ended September 30, 2012	Percentage of Net Revenues	Nine Months Ended September 30, 2011	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$902,278	49.8%	$862,040	50.8%
Home infusion therapy	909,580	50.2	835,925	49.2

Total	$1,811,858	100.0%	$1,697,965	100.0%

	EBIT
(in thousands)	Nine Months Ended September 30, 2012	Percentage of Net Revenues	Nine Months Ended September 30, 2011	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$(204,518)	(22.7)%	$(43,627)	(5.1)%
Home infusion therapy	(9,762)	(1.1)%	86,483	10.3%

Total	$(214,280)		$42,856

(a)	EBIT for the nine month period ended September 30, 2012 for the home respiratory therapy/home medical equipment reporting unit includes a non-cash impairment charge of $200.0 million.
(b)	EBIT for the nine month period ended September 30, 2012 for the home infusion therapy reporting unit includes a non-cash impairment charge of $80.0 million.

We allocate certain corporate expenses that are not directly attributable to a product line based upon segment headcount. For the nine months ended September 30, 2012, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $96.6 million and the corporate costs allocated to the home infusion therapy segment were $52.9 million. For the nine months ended September 30, 2011, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $116.7 million and the corporate costs allocated to the home infusion therapy segment were $44.8 million.

See reconciliation of EBIT to net loss included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues increased $40.3 million, or 4.7%, to $902.3 million in the nine months ended September 30, 2012 from $862.0 million in the nine months ended September 30, 2011. Revenues for the home respiratory therapy and home medical equipment segment decreased to 49.8% of total revenue in the nine months ended September 30, 2012 from 50.8% in the nine months ended September 30, 2011.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line increased by 2.7% in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in revenue resulted primarily from an increase in sleep apnea revenue offset by a decrease in oxygen revenue as a result of an increase in sleep apnea volume and a decrease in oxygen volume and the acquisition of Praxair assets in March 2011.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 16.7% in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily due to an increase in the volume of negative pressure wound therapy products.

EBIT for the home respiratory therapy and home medical equipment segment in the nine months ended September 30, 2012 was a negative $204.5 million (including a non-cash impairment charge of $200.0 million related to our trade name), compared to a negative $43.6 million in the nine months ended September 30, 2011. EBIT was a negative 22.7% of segment net revenues in the nine months ended September 30, 2012, compared to a negative 5.1% of segment net revenues in the nine months ended September 30, 2011. Excluding the total non-cash impairment charge of $200.0 million, the increase in the EBIT as a percentage of segment net revenues from a negative 5.1% for the nine months ended September 30, 2011 to a negative 0.5% in the nine months ended September 30, 2012 is primarily due to a decrease in sales, distribution and administrative costs as a percentage of net revenues, as well as a decrease in provision for doubtful accounts as a percentage of net revenues in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $73.7 million, or 8.8% to $909.6 million for the nine months ended September 30, 2012 from $835.9 million in the nine months ended September 30, 2011. Revenues for the home infusion therapy segment increased to 50.2% of total revenue in the nine months ended September 30, 2012 from 49.2% in the nine months ended September 30, 2011.

The home infusion therapy segment involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. The growth in home infusion therapy revenue resulted primarily from an increase in the overall volume of specialty drugs and core drugs.

EBIT for the home infusion therapy segment in the nine months ended September 30, 2012 was negative $9.8 million (including a non-cash impairment charge of $80.0 million related to our trade name), compared to $86.5 million in the nine months ended September 30, 2011. EBIT was negative 1.1% of segment net revenues in the nine months ended September 30, 2012, compared to 10.3% of segment net revenues in the nine months ended September 30, 2011. Excluding the total non-cash impairment charge of $80.0 million, the decrease in the EBIT as a percentage of segment net revenues from 10.3% for the nine months ended September 30, 2011 to 7.7% in the nine months ended September 30, 2012 is primarily due to a decrease in the gross profit percentage as a percentage of net revenue and an increase in the provision for doubtful accounts as a percentage of revenue, partially offset by a decrease in sales, distribution and administrative costs as a percentage of net revenues, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

The following table provides a reconciliation from net loss to EBIT:

(in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net loss(a)	$(208,054)	$(35,148)
Interest expense, net	100,107	99,028
Income tax benefit	(106,333)	(21,024)

EBIT(b)	$(214,280)	$42,856

(a)	Net loss for the nine month period ended September 30, 2012 reflects the following non-cash impairment charge based on the results of impairment testing as of September 30, 2012 and the tax impact associated with the impairment charge:

(i)	Trade name impairment of $280.0 million, $200.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million of which relates to the home infusion therapy reporting unit; and

(ii)	Tax benefit of $104.0 million relating to the intangible assets impairment.

All of these items resulted in a $176.0 million increase in the net loss in the three and nine months ended September 30, 2012.

(b)	EBIT for the nine months ended September 30, 2012 includes a $280.0 million non-cash impairment charge described above.

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

In the nine months ended September 30, 2012, our free cash flow was $(9.3) million. For the nine months ended September 30, 2011 our free cash flow was $(22.3) million. See discussion below on changes in the components of free cash flow; net cash provided by operations and purchases of patient service equipment and property, equipment and improvements. Free cash flow is a financial measure which is not calculated in accordance with GAAP. Free cash flow is defined as cash provided by operating activities less purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with GAAP. Further, free cash flow may not be comparable to similarly titled measures used by other companies.

A table reconciling free cash flow to net cash provided by operating activities is presented below:

(in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Reconciliation — Free Cash Flow:
Net loss(a)	$(208,054)	$(35,148)
Non-cash items(b)	335,069	166,830
Change in operating assets and liabilities	(15,282)	(39,900)

Net cash provided by operating activities	111,733	91,782
Less: Purchases of patient service equipment and property, equipment and improvements	(121,008)	(114,089)

Free cash flow	$(9,275)	$(22,307)

(a)	Net loss for the nine months period ended September 30, 2012 reflects the following non-cash impairment charge based on the results of the Company’s impairment testing as of September 30, 2012 and the tax impact associated with the impairment charge:

(i) Trade name impairment of $280.0 million, $200.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million of which relates to the home infusion therapy reporting unit; and

(ii) Tax benefit of $104.0 million relating to the intangible assets impairment.

All of these items resulted in a $176.0 million increase in our net loss in the nine months ended September 30, 2012.

(b)	The nine months ended September 30, 2012 includes a $280.0 million non-cash impairment charge described above.

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

(in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net cash provided by operating activities	$111,733	$91,782
Net cash used in investing activities	(120,943)	(137,405)
Net cash used in financing activities	(4,358)	(5,587)

Net decrease in cash and equivalents	(13,568)	(51,210)
Cash and equivalents at beginning of period	29,096	109,137

Cash and equivalents at end of period	$15,528	$57,927

The Nine Months Ended September 30, 2012 Results Compared to the Nine Months Ended September 30, 2011

Net cash provided by operating activities in the nine months ended September 30, 2012 was $111.7 million compared to $91.8 million in the nine months ended September 30, 2011, an increase of $19.9 million. The increase in net cash provided by operating activities resulted from a $24.6 million decrease in the cash used related to the change in operating assets and liabilities to a $15.3 million use of cash in 2012 from a $39.9 million use of cash in 2011, partially offset by a $2.6 million decrease in the provision of cash from non-cash items in 2012.

The $24.6 million decrease in cash used by the change in operating assets and liabilities consisted primarily of the following:

•

$22.8 million decrease in cash used by accounts receivable to a $71.6 million use of cash in the nine months ended September 30, 2012 from a $94.4 million use of cash in the nine months ended September 30, 2011. The decrease was primarily due to our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel, and the implementation of a new billing and admission system for our home infusion therapy segment.

•

$10.5 million increase in cash provided by prepaid expenses and other assets to a $8.6 million provision of cash in the nine months ended September 30, 2012 from a $1.9 million use of cash in the nine months ended September 30, 2011. The increase was primarily the result of our decision to reduce certain prepaid vendor balances in 2012.

•

$9.6 million decrease in cash used by income taxes to a $1.7 million use of cash in the nine months ended September 30, 2012 from a $11.3 million use of cash in the nine months ended September 30, 2011. The decrease was primarily due to a reduction in the release of our tax contingency accruals for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Reductions to our tax contingency accruals resulted from changes in tax law and the expiration of statutes of limitations.

Offset by:

•

$11.2 million decrease in cash provided by accrued payroll and related taxes and benefits to a $7.4 million provision of cash in the nine months ended September 30, 2012 from a $18.6 million provision of cash in the nine months ended September 30, 2011. The decrease was primarily due to a decrease in incentive compensation as a result of not meeting certain targets in 2012 and the timing of payments.

•

$9.8 million decrease in cash provided by inventories to a $8.5 million use of cash in the nine months ended September 30, 2012 from a $1.3 million provision of cash in the nine months ended September 30, 2011. The increase was primarily due to timing of inventory purchases and sales.

Net cash used in investing activities in the nine months ended September 30, 2012 was $120.9 million, compared to $137.4 million in the nine months ended September 30, 2011. The primary use of funds in 2012 was $121.0 million to purchase patient service equipment and property equipment and improvements; $98.8 million related to patient service equipment to support revenue growth; and $22.2 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. The primary use of funds in 2011 was $114.1 million to purchase patient service equipment and property equipment and improvements; $84.8 million related to patient service equipment; and $29.3 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. Additionally, net cash used in investment activities of $23.3 million related primarily to the acquisition of Praxair assets in March 2011.

In 2012, net cash used by financing activities in the nine months ended September 30, 2012 was $4.4 million compared to $5.6 million use of cash in the nine months ended September 30, 2011. Cash used in financing activities in 2012 primarily related to net borrowings on our ABL facility. In 2011, net cash used in financing activities primarily reflected cash paid on profit interests and capitalized leases related to pumps.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $416.8 million as of September 30, 2012 from $391.1 million at December 31, 2011. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the rolling average of total net revenues) were 55 days at September 30, 2012, compared to 51 days at December 31, 2011. The increase in accounts receivable and days sales outstanding is primarily due to increased revenue and delays resulting from the implementation of a new billing and admissions system for our home infusion therapy segment and the implementation of new HIPPA standards for processing electronic billing claims by our payors.

Accounts aged in excess of 180 days expressed as percentages of total receivables for certain major payor categories, and in total, are as follows:

	September 30, 2012	December 31, 2011
Total	22.7%	20.0%
Medicare	20.9%	15.9%
Medicaid	15.8%	20.1%
Patient self pay	35.4%	31.5%
Managed care/other	22.1%	19.9%

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $56.6 million and $63.4 million at September 30, 2012 and December 31, 2011, respectively. The decrease in unbilled receivables is primarily due to the implementation of specific initiatives designed to reduce unbilled receivables, partially offset by delays resulting from the implementation of a new billing and admissions system for our home infusion therapy segment. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability.

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

As of September 30, 2012, there was $6.0 million outstanding under the ABL Facility, outstanding letters of credit totaled $23.6 million and additional availability under the ABL Facility, subject to the borrowing base, was $220.4 million. As of September 30, 2012, the available borrowing base did not constrain our ability to borrow the entire $220.4 million of available borrowing capacity under our ABL Facility. At September 30, 2012, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility. As of November 12, 2012, there was approximately $59.0 million outstanding under the ABL Facility.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA:

(in thousands)	Three Months Ended September 30, 2012	Twelve Months Ended September 30, 2012
Net loss(a)	$(175,711)	$(920,230)
Interest expense, net(b)	33,483	133,074
Income tax benefit	(107,523)	(60,625)
Depreciation and amortization	28,197	116,566
Non-cash impairment charges(c)	280,000	937,868
Non-cash items(d)	5,039	24,399
Costs incurred related to initiatives and non-recurring items(e)	9,195	28,117
Other adjustments (f)	1,749	6,996
Projected cost savings and synergies(g)	368	8,701

Adjusted EBITDA	$74,797	$274,866

(a)	Net loss for the twelve months ended September 30, 2012 reflects the following non-cash impairment charges based on the results of our 2011 annual impairment testing, the tax impact associated with the impairment charges and charges related to deferred tax valuation allowances. Additionally, in the quarter ended September 30, 2012 we incurred an additional non-cash impairment charge. Except as noted, all of the impairment charges relate to the home respiratory therapy/home medical equipment reporting unit. Components by period are as follows:

Non-cash impairment charges, tax impact associated with impairment charges and charges related to deferred tax valuation allowances incurred in the quarter ended December 31, 2011.

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

All of these items resulted in a $711.5 million increase in our net loss in the quarter ended December 31, 2011.

Non-cash impairment charge and tax impact associated with impairment charge incurred in the quarter ended September 30, 2012.

(i)	Trade name impairment of $280.0 million, $200.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million which relates to the home infusion therapy reporting unit; and

(ii)	Tax benefit of $104.0 million relating to the intangible impairment.

All of these items resulted in a $176.0 million increase in our net loss in the quarter ended September 30, 2012.

Net loss for the twelve months ended September 30, 2012 consists of the following quarterly net loss amounts: $(712,176) for the three months ended December 31, 2011; $(19,607) for the three months ended March 31, 2012; $(6,354) for the three months ended June 30, 2012; and $(175,711) for the three months ended September 30, 2012.

(b)	Reflects $33.8 million of interest expense, net of $0.3 million of interest income for the three months ended September 30, 2012. Reflects $134.6 million of interest expense, net of $1.5 million of interest income for the twelve months ended September 30, 2012.

(c)	In connection with the impairment testing in the quarter ended December 31, 2011 and in the quarter ended September 30, 2012, we recorded non-cash impairment charges totaling $937.9 million, of which $657.9 million relates to the quarter ended December 31, 2011 and $280.0 million relates to the quarter ended September 30, 2012.

Components by period are as follows:

Non-cash impairment charges of $657.9 million incurred in the quarter ended December 31, 2011 are as follows:

(i)	Goodwill impairment of $509.9 million;

(ii)	Trade name impairment of $60.0 million ($56.4 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $3.6 million of which relates to the home infusion therapy reporting unit);

(iii)	Capitated relationships intangible asset impairment of $30.4 million;

(iv)	Patient service equipment impairment of $45.5 million; and

(v)	Property, equipment and improvements impairment of $12.1 million.

Non-cash impairment charge and tax impact associated with impairment charge incurred in the quarter ended September 30, 2012 are as follows:

(i)	Trade name impairment of $280.0 million, $200.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million which relates to the home infusion therapy reporting unit.

(d)	Non-cash items are comprised of the following:

(in thousands)	Three Months Ended September 30, 2012	Twelve Months Ended September 30, 2012
Profit interest units compensation expense	$900	$3,195
Loss on patient service equipment, disposition of assets and other(i)	4,139	21,204

Total non-cash items	$5,039	$24,399

(i)	Primarily represents non-cash losses related to the disposals or write-offs of patient service equipment.
(e)	Costs incurred related to initiatives and non-recurring items are comprised of the following:

(in thousands)	Three Months Ended September 30, 2012	Twelve Months Ended September 30, 2012
Costs and expenses related to initiatives(i)	$9,208	$28,245
Acquisition of Praxair assets(ii)	(13)	1,296
Executive severance and retention(iii)	—	898
Other(iv)	—	(2,322)

Total costs incurred related to initiatives and non-recurring items	$9,195	$28,117

(i)	Represents salaries and wages, severance, relocation consulting fees and other expenses for the three and twelve months ended September 30, 2012, primarily related to six projects: (1) the offshoring and subsequent onshoring of certain of our billing and collections functions; (2) a new billing and collections system for our home infusion therapy business; (3) professional fees related to certain corporate matters; (4) centralization of our admissions process for our home infusion therapy business; (5) a new supply chain management system; and (6) sales force and operations optimization.
(ii)	Represents costs related to the March 4, 2011 acquisition of Praxair assets.
(iii)	Represents executive severance and retention expense as a result of the Merger for the three and twelve months ended September 30, 2012.
(iv)	Represents a settlement related to a prior acquisition.
(f)	Other adjustment items primarily related to the sponsor management fee of $1.7 million and $7.0 million for the three and twelve months ended September 30, 2012.
(g)	Represents projected net cost savings and synergies to be realized in connection with acquisitions and cost saving, restructuring and other similar initiatives, primarily related to procurement savings.

Business Combinations and Asset Purchases. We periodically acquire complementary businesses. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Customer lists, favorable lease arrangements and patient referral sources are being amortized over the period of their expected benefit. During the nine months ended September 30, 2012 and September 30, 2011, the Company purchased certain assets of a business for $0.1 million and $23.4 million, respectively.

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

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Totals
Series A-1 Notes	$—	$700	$—	$—	$700
Series A-2 Notes	—	318	—	—	318
Amended ABL Facility(1)(2)	6	—	—	—	6
Interest Payments on Series A-1 Notes(3)	39	158	—	—	197
Interest Payments on Series A-2 Notes(4)	20	79	—	—	99
Fees on ABL Facility(2)(5)	—	3	—	—	3
Operating Leases	15	102	67	39	223
Capitalized Leases(8)	—	—	—	—	—
Purchase Obligations(6)	14	79	64	52	209
Unrecognized Tax Benefits(7)	—	—	—	—	—

Total Contractual Cash Obligations	$94	$1,439	$131	$91	$1,755

(1)	Borrowings under the Amended ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 1/2 of 1%, plus an applicable margin of 1.00% to 1.50% based on the average excess availability (currently 1.00%) or (b) a LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.00% to 2.50% based on average excess availability (currently 2.00%). The applicable margin for borrowings under our ABL Facility is subject to step ups and step downs based on average excess availability under the ABL Facility.
(2)	The actual amounts of interest and fee payments under the ABL Facility will ultimately depend on the amount of debt and letters of credit outstanding and the interest rates in effect during each period. We are also required to pay customary letter of credit fees equal to the applicable margin on LIBOR loans and certain agency fees.
(3)	Represents aggregate interest payments on $700.0 million of the Series A-1 Notes issued in May 2009 that is paid semi-annually in May and November. Interest payments on the Series A-1 Notes will total approximately $79 million annually until the Series A-1 Notes mature on November 1, 2014. The effective interest rate at September 30, 2012 was 11.25%.
(4)	Represents aggregate interest payments on $317.5 million of the Series A-2 Notes issued in August 2009 that is paid semi-annually in May and November. Interest payments on the Series A-2 Notes will total approximately $39 million annually until the Series A-2 Notes mature on November 1, 2014. The effective interest rate at September 30, 2012 was 12.375%.
(5)	The fees payable on the Amended ABL Facility are based on an assumed fee for undrawn amounts of 0.50%, which represents the fees payable under the Amended ABL Facility assuming no borrowings or drawn letters of credit. We are required to pay a commitment fee on the Amended ABL Facility, in respect of the unutilized commitments there under, ranging from 0.375% to 0.50% per annum, which fee is determined based on the utilization of our Amended ABL Facility (increasing when utilization is low and decreasing when utilization is high). The fees also include an administrative fee which is paid quarterly.
(6)	The purchase obligations primarily relate to approximately $158 million we expect to pay under an agreement with Dell Services (formerly Perot Systems) and approximately $46 million we expect to pay under an agreement with Intelenet. However, if we terminated the agreements, the required obligation to vendors could be reduced to approximately $13.4 million for Dell Systems and $5.5 million for Intelenet.
(7)	Gross unrecognized tax benefits of $8.1 million are included within “Income Taxes Payable and Other Non-current Liabilities” in the total liabilities section of our September 30, 2012 consolidated balance sheet. The entire $8.1 million amount is not reflected in the contractual cash obligations table above since we cannot make a reliable estimate of the period in which cash payments will occur.
(8)	Less than $1 million.

Off-Balance Sheet Arrangements

We are not a party to off-balance sheet arrangements as defined by the Securities and Exchange Commission. However, from time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain asset purchase agreements, under which we may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; and (iii) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their relationship with us. In addition, we issued certain letters of credit under our ABL Facility as described under “Liquidity and Capital Resources — Long-Term Debt.”

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

At September 30, 2012, there was $6.0 million outstanding under our ABL Facility. As of November 12, 2012, there was approximately $59.0 million outstanding under the ABL Facility. The credit agreement governing the ABL Facility provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the credit agreement governing the ABL Facility. At September 30, 2012, any outstanding borrowings under the ABL Facility would have been tied to the Bank of America prime rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-term Debt.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2012, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CMS was required to conduct the Round 1 Rebid and mandated certain changes for both the Round 1 Rebid and subsequent rounds of the program. Approximately $22 million of our net revenues for the year ended December 31, 2011 was generated by the products and CBAs included in the Round 1 Rebid. Although we have experienced increases in volume in certain markets as a result of our competitive bidding contracts, we estimate that the initial results of the Round 1 Rebid reduced our net revenues in the fiscal year ending December 31, 2011 by approximately $8 million, assuming the current contracts and no changes in volume. In August 2011, CMS announced that Round 2 would include the majority of the same product categories, but also include (i) a new product category including standard power wheelchairs and manual wheelchairs, (ii) Negative Pressure Wound Therapy, (iii) Support Surfaces (Group 2 mattresses and overlays) in all Round 2 markets and (iv) a national mail order competition for diabetic supplies. We estimate that approximately $141 million of our net revenues for the fiscal year ending December 31, 2011 are subject to Round 2 competitive bidding. The bidding process for Round 2 commenced in late 2011 and we submitted bids by the deadline of March 30, 2012. The new Round 2 rates and guidelines are currently scheduled to take effect in July of 2013.

In April 2012, CMS announced the timeline and product categories for the Round 1 Rebid Recompete. Bidding commenced in fall 2012, with a deadline of December 14, 2012 by which to submit bids. The new rates for this round would take effect on January 1, 2014. We cannot estimate the impact of potential Round 2 or Round 1 Recompete rate reductions or our ability to win competitively bid contracts on our business until more specific information is published by CMS and its contractors and results of the Round 2 and Round 1 Recompete bidding process are announced. However, we will likely experience pricing reductions on any bids we win and loss of revenue for bids we did not win. The Reform Package also made changes to the competitive bidding program and gave the Secretary of Health and Human Services the authority to apply competitive bid pricing to non-bid areas after a rulemaking process, but this could take effect by 2016. At this time, we cannot quantify what negative impact, if any, the revised program will have upon our revenue or operations when the program is reinitiated, but such impact would likely be material.

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

Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states, which could further strain state budgets and therefore result in additional policy changes or rate reductions. On June 28, 2012, the United States Supreme Court upheld the Reform Package provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations can only lose the new federal Medicaid funding included in the Reform Package but cannot lose their eligibility for existing federal Medicaid matching payments. In addition, changes to the federal regulations pertaining to prescription drug pricing may also impact the Medicaid reimbursement available to us. The President’s most recent budget proposal would limit the amount state Medicaid programs pay for certain durable medical equipment services and products to be no higher than Medicare’s rates, including those impacted by the Medicare DMEPOS competitive bidding program. In view of the Supreme Court decision, some states have announced plans to reduce their Medicaid enrollments, which may have a negative impact on our revenues. We cannot currently predict the adverse impact, if any, that any such changes to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether other states will consider similar or other reimbursement reductions or whether any such changes could have a material adverse effect on our results of operations, cash flow and capital resources.

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

For further information, see “Business — Government Regulation.”

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

We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us.

As a result of continuing reductions in payor reimbursement, we, like many other healthcare companies, are making substantial efforts to reduce our costs in providing healthcare services and products. Many managed care organizations and insurers also regularly attempt to seek reductions in the prices at which we provide services to them and their patients. Some managed care organizations and insurers also propose to limit coverage for our products and services and implement onerous payment rules, policies, administrative burdens, audits and other requirements that adversely impact our reimbursement and increase our costs of providing services and products. In addition to this increasing pressure to reduce costs, the use by managed care payors of benefit managers and other intermediaries is also increasing and may adversely impact us, including for example by imposing of burdensome reimbursement or utilization management policies we must comply with and adverse changes in our participation status with managed care organizations and insurers. We have a large number of contractual arrangements with managed care organizations and other parties, which represented approximately 72% and 71% of our total net revenues for the three and nine months ended September 30, 2012, respectively, and 70% of our total net revenues for the three and nine months ended September 30, 2011, and we expect that we will continue to enter into more of these contractual arrangements. Many of these contracts allow, usually after due notice, for payors to alter their payment policies (or newly enforced policies that were previously enacted). We could be materially adversely affected by adverse payment policy practices. Also, the Reform Package significantly reduces the government’s payment rates to Medicare Advantage plans. Other provisions impose minimum medical-loss ratios, state and federal premium review procedures and benefit requirements on insurers. These public policy changes have unpredictable effects on the insurance industry on which we rely. There can be no assurance that we will retain or obtain Medicare Advantage or other such managed care contracts or that such plans will not attempt to further reduce the rates they pay to providers. In addition, if we are unable to successfully reduce our costs, we may be unable to continue to provide services directly to patients of certain payors or through these contractual arrangements. This would have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and payment, substantiation and record-keeping requirements. Examples of such documentation requirements are contained in the DME MAC supplier manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. DME MAC medical directors, CMS staff and government auditors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain such documentation from other healthcare providers. Also, auditors’ interpretations of these policies are inconsistent and subject to individual interpretations leading to high supplier and industry error rates. In fact, DME MACs have continued to conduct significant pre-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for CPAP claims have ranged from 30% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies as the primary reason for claim denials. In addition, certain states have established unique documentation requirements concerning direct patient care activities provided by DME suppliers’ staff. In the absence of such documentation, the state may request a refund or impose sanctions such as fines. If these or other challenging positions continue to be adopted by auditors, DME MACs, states, CMS or its contractors in administering the Medicare program, we have the right to contest these positions as being contrary to law. Such appeal processes may be protracted and costly, even when the initial determinations are overturned. If these interpretations of the documentation requirements are ultimately upheld, it could result in our making significant refunds and other payments to Medicare and/or Medicaid and our future revenues from Medicare and/or Medicaid would likely be reduced. We cannot currently predict the adverse impact, if any, that these new, more onerous interpretations of the Medicare and/or Medicaid documentation requirements, or revised internal operational policies to address them, might have on our relationships with referral sources, operations, cash flow and capital resources, but such impact could be material.

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

The Reform Package also includes certain fraud and abuse prevention measures and expands regulatory authorities concerning the types of conduct that can result in additional fines and penalties for those healthcare providers who do not comply with applicable laws and regulations. The federal government also announced that it has begun to apply real-time monitoring technologies to the Medicare claim management process, similar to technologies used in other industries. Although we cannot quantify at this time what, if any, impact such processes might have on our relationships with referral sources, operations, cash flow and capital resources, such impact could be material.

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

Along with other healthcare providers and suppliers, throughout 2011 and the first three quarters of 2012, we have been subject to a significant increase in the number of audits conducted under these new programs. Many of these audits have ascribed error rates to our audited locations that are significantly higher than we, and others in the industry, have experienced in the past. In some cases, these high error rates appear to be based on the auditors’ incomplete or erroneous review of our submitted documentation, our inability to retrieve physician or hospital documentation from their records, the auditors’ enforcement of requirements for documentation for patients begun on service during a time period when lesser levels of documentation were accepted practice, or unclear scoring methodologies used by the auditors, among other factors. In other instances, high error rates have resulted from the auditors’ use of more stringent interpretations of the types of medical necessity documentation required for CMS to pay for the services we provide. We have appealed the results of certain of these audits and made changes to our operating policies and procedures, but cannot predict the ultimate impact that the government’s expanded and more stringent auditing, or our policies, may have on our business, financial conditions or results of operations.

We have been informed by these auditors that other healthcare providers and all suppliers of certain DMEPOS product categories are expected to experience further increased scrutiny from these audit programs. When a government auditor ascribes a high error rate to one or more of our locations, it generally results in protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from referral sources than has historically been required. It may also result in additional audit activity in other locations of ours in that state or DME MAC jurisdiction. Our error rate, aggregated with other DMEPOS suppliers in the industry, is then reported to Medicare contractors and Congress. According to the CERT contractors utilizing the more stringent interpretations of the medical necessity documentation requirements, the DMEPOS industry error rate in 2009 was 51.9% and was over 70% in 2010 and 61% in 2011. Further, DME MACs have continued to conduct extensive pre-payment reviews across the DME industry and, for example, have found that error rates for CPAP claims have ranged from 30% to 80%. We cannot currently predict the adverse impact, if any, that these new audits, methodologies and interpretations might have on our operations, cash flow and capital resources, but such adverse impact could be material.

See “Risks Relating to Our Business — Non-Compliance with Laws and Regulations Applicable to Our Business and Future Changes in or Interpretations of These Laws and Regulations Could Have a Material Adverse Effect on Us” for additional information.

Our Business and Financial Performance May Be Adversely Affected By Our Inability to Effectively Execute and Implement Cost Savings and Reorganization Initiatives.

We launched a substantial multi-year cost reduction plan in late 2007 across a number of identified initiatives realizing approximately $188.2 million in annualized pre-tax savings through September 30, 2012. As of September 30, 2012 we have approximately $8.7 million of projected costs savings and synergies remaining. Because of the ongoing reimbursement pressures on our industry, we plan to implement additional changes in our operating model to further reduce our costs. Projected cost savings associated with our future initiatives are subject to a variety of risks, including:

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

We continue to seek opportunities to streamline our organizational structure and operations. We have initiated certain steps designed to further separate our two reporting units to enable them to function more autonomously and achieve certain operating efficiencies. We expect these efforts to continue throughout 2013. If we fail to implement our reorganization plans, at the cost or within the time periods expected, we may not be able to achieve the expected results. In addition, we may incur substantial costs in connection with our reorganization plans.

Our Failure to Successfully Design, Modify and Implement Computer and Other Process Changes to Maximize Productivity and Ensure Compliance Could Ultimately Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

We have identified a number of areas throughout our operations where we intend to modify the current processes or systems in order to attain a higher level of productivity or ensure compliance. The ultimate cost savings expected from the successful design and implementation of such initiatives will be necessary to help offset the impact of Medicare and Medicaid reimbursement reductions and continued downward pressure on pricing. Additionally, Medicare and Medicaid often change their documentation requirements. The standards and rules for healthcare transactions, code sets and unique identifiers also continue to evolve, such as ICD 10 and HIPAA 5010 and other data security requirements. Moreover, government programs and/or commercial payors may have difficulties administering new standards and rules for healthcare transactions and this may adversely affect timelines of payment or payment error rates. The DMEPOS competitive bidding program also imposes new reporting requirements on contracted providers. From time to time, our outsourced contractor for certain information systems functions, Perot Systems Corporation (now Dell Services), makes operational, leadership or other changes that could impact our plans and cost-savings goals. Our failure to successfully design and implement system or process modifications could have a significant impact on our operations and financial condition. The implementation of many of the new standards and rules will require us to make substantial investments. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations. If our implementation efforts related to systems development are unsuccessful, we may need to write off amounts that we have capitalized related to systems development projects. Additionally, if systems development implementations do not occur, we may need to incur additional costs to support our existing systems.

Our Failure to Maintain Controls and Processes Over Billing and Collections or to Execute the Outsourcing Effectively, the Deterioration of the Financial Condition of Our Payors or Disputes With Third Parties Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

The collection of accounts receivable is one of our most significant challenges and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. For example, we experienced an increase in accounts receivable attributable, among other things, to transitioning of some of our billing and collection functions to our outsourcing contractor beginning in 2009 and to changes in payment practices by some of our payors and their intermediaries. Despite a 2011 adjustment to our outsourcing initiative in this area and the return of many of those functions to our personnel in the United States, there can be no assurance that we will be able to return to our historic levels or maintain our current levels of collectability and days sales outstanding in future periods. Further, some of our payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. If we are unable to properly bill and collect our accounts receivable, our results will be adversely affected. In addition, from time to time we are involved in disputes with various parties, including our payors and their intermediaries regarding their performance of various contractual or regulatory obligations. These disputes sometimes lead to legal and other proceedings and cause us to incur costs or experience delays in collections, increases in our accounts receivable or loss of revenue. In addition, in the event such disputes are not resolved in our favor or cause us to terminate our relationships such parties, there may be an adverse impact on our results of operations or financial condition.

Our Outsourcing, Offshoring and Onshoring Activities Subject Us to Risks That Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

Beginning in 2009, we outsourced certain billing, collections and other administrative and clerical services to Intelenet and certain information systems functions to Perot Systems Corporation (now Dell Services), both of which perform many of these services outside of the United States. Operations in other parts of the world involve certain regional geopolitical risks that are different than operating in the United States, including the possibility of civil unrest, terrorism and substantial regulation by the individual governments. In addition, federal and state regulators have expressed concerns regarding the impact of offshoring on American business in general, including, for example, job loss, security and privacy concerns. During 2010, we experienced negative reactions from federal and state regulators, payors, patients and referral sources as a result of the actual or perceived concerns caused by the outsourcing of portions of our business operations related to certain billing, collections and other administrative and clerical services and we experienced increases in accounts receivable, reserves, write-offs of accounts receivable and loss of revenues. Accordingly, we determined to return certain of these outsourced functions to our personnel in the United States. This transition has resulted in various one-time costs and operational inefficiencies. For example, despite a training program for new personnel, there will likely be a further delay before our new work force will handle these functions as efficiently as they were handled before the outsourcing. There are no assurances that we will be successful in effectively completing the transition of these functions back to our personnel in the United States. In addition, we are outsourcing our collection of past due receivables from patients to a newly selected collection agency which may or may not improve collections. Among other things, risks associated with the onshoring transition process and our patient pay collections outsourcing may result in our inability to bill for our services, cause further increases in our accounts receivable, impact our ability to collect current or future accounts receivables or cause us to further increase accounts receivable reserves, all of which may have an adverse impact on our results of operations or financial condition.

Our Failure to Maintain Required Licenses Could Impact Our Operations.

We are required to maintain a significant number of state and/or federal licenses for our operations and facilities. Certain employees — primarily those with clinical expertise in pharmacy, nursing, respiratory therapy and nutrition — are required to maintain licenses in the states in which they practice. We manage the facility licensing function centrally. In addition, individual clinical employees are responsible for obtaining, maintaining and renewing their professional licenses and we also have processes in place designed to notify branch or pharmacy managers of renewal dates for the clinical employees under their supervision. State and federal licensing requirements are complex and often open to subjective interpretation by various regulatory agencies. Accurate licensure is also a critical threshold issue for the Medicare competitive bidding program. From time to time, we may also become subject to new or different licensing requirements due to legislative or regulatory requirements developments or changes in our business, and such developments may cause us to make further changes in our business, the results of which may be material. Although we believe we have appropriate systems in place to monitor licensure, violations of licensing requirements may occur and our failure to acquire or maintain appropriate licensure for our operations, facilities and clinicians could result in interruptions in our operations, refunds to state and/or federal payors, sanctions or fines or the inability to serve Medicare beneficiaries in competitive bidding markets which could have an adverse material impact on our business, financial condition, results of operation, cash flow, capital resources and liquidity.

Our Failure to Maintain Accreditation Could Impact Our Operations.

Accreditation is required by most of our managed care payors and became a mandatory requirement for all Medicare DMEPOS providers effective October 1, 2009. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission, and the Commission renewed our accreditation for another three years. More recently, The Joint Commission extended that accreditation to the former Praxair Healthcare Services locations we acquired in March 2011. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 20 years of continuous accreditation by The Joint Commission — longer than any other homecare provider. If we or any of our branches lose accreditation, or if any of our new branches are unable to become accredited, our failure to maintain accreditation or become accredited could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

The Budget Control Act of 2011 authorized increases in the United State’s debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Committee, a bipartisan committee consisting of twelve Members of Congress instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012 — 2021. The Joint Committee was not limited in what it could propose to reduce the federal deficit. If the proposal had been issued by November 23, 2011, it would have been subject to special, expedited procedures in Congress. Because Congress and the President failed to enact legislation reducing the deficit by at least $1.2 trillion over the ten-year period of fiscal years 2012 — 2021 by the January 15, 2012 deadline, automatic spending reductions in fiscal years 2013 – 2021 through sequestration, the required cancellation of budgetary resources, have been triggered. Under sequestration, certain federal programs are protected, including Medicaid. However, payments to Medicare providers and suppliers would be reduced by an amount not to exceed 2%, beginning in 2013. On November 29, 2011, a bill titled To Amend to Exempt the Medicare Program from Fallback Sequestration Under the Budget Control Act of 2011 (H.R. 3519) was introduced in the House of Representatives and referred to the House Committee on the Budget. The bill would exempt payments to Medicare providers and suppliers from the automatic spending reductions beginning in 2013. The bill is currently pending in the House Committee on the Budget. At this time, we cannot predict whether Congress will pass this bill or other legislation averting or limiting the automatic spending reductions in fiscal years 2013 — 2021 or, if Congress does pass such legislation, whether the President will sign the legislation into law. Any reduction in provider and supplier reimbursement rates under federal healthcare programs could have a material adverse effect on our financial condition and results of operations.

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

Hurricane Sandy May Impact Our Business.

In October 2012, Hurricane Sandy impacted the Mid-Atlantic and Northeast coasts of the United States, with tropical storm force or greater winds at landfall. In addition, Hurricane Sandy generated significant storm surge, which contributed substantially to loss of life, widespread power outages, significant disruptions to transportation and devastating flooding throughout a number of states, including New York, New Jersey and Connecticut. We have been actively monitoring the impact of Hurricane Sandy on our operations and assets located in the affected areas. We do not expect to have any material uninsured loss of assets, but the storm had a significant effect on our patient population in the affected areas and on our ability to locate and provide service to displaced patients, some of whom may be in temporary shelters or without electricity. Given the severe magnitude and recent occurrence of this event, the ongoing dislocation of patients, disruptions in communications, power outages and general confusion within the affected region, we have yet to develop a complete understanding concerning the status of some of our patients, resulting in uncertainty with respect to the potential impact on us from this event.

Our Strategic Growth Plan, Which May Involve the Acquisition of Other Companies, May Not Succeed.

Our strategic growth plan may involve, the acquisition of other companies such as our 2007 acquisition of Coram and our March 2011 acquisition of the assets of Praxair Healthcare Services’ home healthcare services division in the United States. Such growth involves a number of risks, including:

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

In addition, any estimated cost savings are only estimates and may not actually be achieved in the timeframe anticipated or at all. If we fail to realize anticipated cost savings, synergies or revenue enhancements, our financial results will be adversely affected, and we may not generate the cash flow from operations that we anticipated, or that is sufficient to repay our indebtedness.

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

The home respiratory/home medical equipment and home infusion therapy markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. We believe that the primary competitive factors are quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of our competitors may now or in the future have greater financial or marketing resources than we do. In addition, in certain markets, competitors may have more effective sales and marketing activities. Our largest national home respiratory/home medical equipment provider competitors are American HomePatient, Inc., Lincare Holdings, Inc. and Rotech Healthcare Inc. Our largest competitors in the home infusion therapy service market are Walgreens Home Care, Medco, Express Scripts and Bioscript. The rest of the homecare market in the United States consists of several medium-size competitors, as well as numerous small (under $3.5 million in annual revenues) local operations. There are relatively few barriers to entry in local home healthcare markets. Hospitals and health systems are routinely looking to provide coverage and better control of post acute healthcare services, including homecare services of the types we provide. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value based purchasing and other payment systems. For example, the Reform Package introduced various new payment and delivery system models, including Accountable Care Organizations (“ACOs”). ACOs can share in savings, assuming certain quality metrics are met or exceeded. The shared savings feature in ACOs cause them to reduce the amount of services they refer to us. ACOs may be formed by a variety of providers and/or suppliers, including hospitals and health systems, as well as home respiratory, home medical equipment and home infusion therapy service providers. Although participation in an ACO is voluntary, participation by our competitors in an ACO in certain markets may force us to participate as well or face a loss of business from ACO participants who are unwilling to refer to non-ACO participants. Even when we do participate, we may lose business if we do not meet the quality metrics that ACOs must earn to share in any savings they achieve. Moreover, commensurate with the formation of an ACO physicians and/or hospitals may decide to provide home healthcare services through a new developed capacity owned and/or controlled by themselves. Similar programs may be adopted by other governmental, state and commercial payors, and we cannot predict the impact, if any, of such new models on our business. In addition, some managed care payors are developing their own pharmacy benefit managers (“PBMs”) or are expanding their contractual relationships with PBMs, and those PBMs then expand their scope of services into new areas such as specialty infusion and compete with us. We cannot assure you that these and other industry changes and the competitive nature of the homecare environment will not adversely affect our revenues and our business.

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

We currently rely on a relatively small number of suppliers to provide us with the majority of our patient service equipment, pharmaceuticals and supplies. Many pharmaceuticals we procure have supply limitations and are subject to supply disruptions. Our inability to procure certain pharmaceuticals including maintaining and renewing certain agreements and access arrangements could have a materially adverse effect on our results of operations. We often use pharmaceuticals and other suppliers selectively for quality and cost reasons. If we select against a certain pharmaceutical manufacturer or supplier we may still be dependent on them for some products. However we face a risk that they would terminate or raise prices where we are dependent on them. Significant price increases, or disruptions in the ability to obtain such equipment, pharmaceuticals and supplies from existing suppliers, may force us to use alternative suppliers. Additionally, the Reform Package calls for significant new excise taxes to be imposed on manufacturers of certain medical equipment and pharmaceuticals — taxes which they could attempt to pass on to customers such as us. Such manufacturers may be forced to make other changes to their products or manufacturing processes that are unacceptable to us, resulting in our desire to change suppliers. Any change in suppliers we use could cause delays in the delivery of such products and possible losses in revenue, which could adversely affect our results of operations. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If we cannot obtain the patient service equipment, pharmaceuticals and supplies we currently use, or alternatives at similar or favorable prices, our ability to provide such products may be severely impacted, which could have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

In connection with the impairment testing in the quarter ended December 31, 2011 and in the quarter ended September 30, 2012, we recorded non-cash impairment charges totaling $937.9 million, of which $657.9 million relates to the quarter ended December 31, 2011 and $280.0 million relates to the quarter ended September 30, 2012.

Components by period are as follows:

Non-cash impairment charges of $657.9 million incurred in the quarter ended December 31, 2011 are as follows:

(i)	Goodwill impairment of $509.9 million;

(ii)	Trade name impairment of $60.0 million ($56.4 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $3.6 million of which relates to the home infusion therapy reporting unit);

(iii)	Capitated relationships intangible asset impairment of $30.4 million;

(iv)	Patient service equipment impairment of $45.5 million; and

(v)	Property, equipment and improvements impairment of $12.1 million.

Non-cash impairment charge associated with impairment charge incurred in the quarter ended September 30, 2012 are as follows:

(i)	Trade name impairment of $280.0 million, $200.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million which relates to the home infusion therapy reporting unit.

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

Our Payor Contracts are Subject to Renegotiation or Termination Which Could Result in a Decrease in Our Revenue and Profits.

From time to time, our payor contracts are amended (sometimes by unilateral action by payors regarding payment policy), renegotiated, subjected to a bidding process with our competitors, or terminated altogether. Sometimes in the renegotiation process, certain lines of business may not be renewed or a payor may enlarge its provider network or otherwise adversely change the way it conducts its business with us. In other cases, a payor may reduce its provider network in exchange for lower payment rates. Our revenue from a payor may also be adversely affected if the payor alters its utilization management expectations and/or administrative procedures for payments and audits, changes its order of preference among the providers to which it refers business or imposes a third party administrator, network manager or other intermediary. Any reduction in our projected home respiratory therapy/home medical equipment reporting unit revenues as a result of these or other factors could lead to a further impairment of the value of our intangible assets which would result in a further decrease in these assets on our balance sheet. We cannot assure you that we will not have another such impairment charge or that our payor contracts will not be terminated or altered in ways that are unfavorable to us as a result of renegotiation or such administrative changes. Payors may decide to refer business to their owned provider subsidiaries such as for specialty pharmaceuticals and/or their owned pharmacy benefit managers or specialty benefit management companies. Some payors have developed or acquired an ownership interest in our competitors or administrative intermediaries. These activities could materially reduce our revenue from these payors.

Risks Relating to Our Indebtedness

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us From Fulfilling Our Obligations Under our Indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2012, we had approximately $1,023.8 million of total debt outstanding. Subject to the limits contained in the credit agreement governing our ABL Facility, the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS [BOB TO UPDATE]

(a) Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

3.2	Amended and Restated Bylaws of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

31.1*	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2*	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1*	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2*	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

101*	The following materials from Apria Healthcare Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIA HEALTHCARE GROUP INC.

Date: November 14, 2012	By:	/S/ CHRIS A. KARKENNY
Chris A. Karkenny
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2012	By:	/S/ PETER A. REYNOLDS
Peter A. Reynolds
Chief Accounting Officer and Controller (Principal Accounting Officer)