Form 10-K
period 2012-12-31
APRIA HEALTHCARE GROUP INC
filed 2013-03-11
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was zero.

As of March 1, 2013, there were 100 shares of the registrant’s common stock par value $0.01 per share, issued and outstanding.

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

EXPLANATORY NOTE

As described below, in this Annual Report on Form 10-K, we are restating our (1) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011 and 2010, (2) Consolidated Statement of Cash Flows information for the quarterly periods in each of the years ended December 31, 2011 and 2010, and the first three quarters for the year ended December 31, 2012 (3) Consolidated Balance Sheet as of December 31, 2011 and (4) Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years ended December 31, 2011.

This Annual Report on Form 10-K also reflects the restatement of certain financial information included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and also includes financial information in respect of the fiscal years ended December 31, 2011 and 2010 that has been restated as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, which include the financial information that has been restated in this Annual Report on Form 10-K, have not been amended. Financial information included in these reports should not be relied upon and is superseded by this Annual Report on Form 10-K.

Background of Restatement

Historically, the Company accounted for cash receipts from the sale of patient service equipment in operating activities in its consolidated statements of cash flows. Subsequent to the issuance of the 2011 financial statements, the Company concluded that the cash receipts from the sale of patient service equipment should be recorded in investing activities on the Company’s consolidated statements of cash flows. Accordingly, the Company has restated its consolidated statements of cash flows for the years ended December 31, 2011 and 2010. The impact of the restatement decreased net cash provided by operating activities in the Company’s consolidated statements of cash flows by $41.5 million and $39.2 million, or 40.7% and 46.4% in the years ended December 31, 2011 and December 31, 2010, respectively. Additionally, net cash used in investing activities in the Company’s consolidated statements of cash flows decreased by $41.5 million and $39.2 million, or 22.2% and 41.2% in the years ended December 31, 2011 and December 31, 2010, respectively. There is no change to the total cash flows in the years ended December 31, 2011 and 2010.

Additionally, subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2011, the Company identified an error related to workers compensation insurance as of December 31, 2011, 2010 and 2009. Accordingly, the Company restated the consolidated balance sheet as of December 31, 2011 and the consolidated statements of stockholders’ equity (deficit) for each of the three years ended December 31, 2011 to record a prior period adjustment, which resulted in an increase of $2.5 million in other assets and decreases of ($0.4) million in other accrued liabilities, ($1.3) million in other non-current liabilities and $4.3 million in accumulated deficit.

The restatements described above did not impact the Company’s consolidated statements of operations or total cash flows for the years ended December 31, 2011 or 2010.

On March 11, 2013 we filed a Current Report on Form 8-K under Item 4.02(a) disclosing the restatements and indicating the impact thereof.

See Note 2—Restatement of Consolidated Financial Statements contained in the Notes to Financial Statements in Item 8—Financial Statements and Supplementary Data, for more information regarding the restatements and additional changes to previously issued financial statements.

The following Items include restated financial information as a result of the restatement:

•	Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II—Item 8—Financial Statement and Supplementary Data

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements. You should understand that various important factors, in addition to those discussed elsewhere in this annual report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements. Examples of such factors include the following:

•	trends and developments affecting the collectability of accounts receivable;

•	government legislative and budget developments that could continue to affect reimbursement levels;

•	potential reductions in reimbursement rates by government and third-party payors;

•	the effectiveness of our operating systems and controls, systems implementation risks;

•	healthcare reform and the effect of federal and state healthcare regulations;

•	economic and political events, international conflicts and natural disasters;

•	risks associated with our reorganization plans;

•	acquisition-related risks; and

•	the items discussed under “Risk Factors” in this annual report on Form 10-K.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

We are a quality, cost-efficient provider of home healthcare products and services in the United States, offering a broad range of home respiratory therapy, home medical equipment, home infusion therapy (including total parenteral nutrition (“TPN”) services and enteral nutrition services) to over two million patients annually in all 50 states through approximately 530 locations. We hold market-leading positions across all of our major service lines—making us a leader in the homecare market. By targeting the managed care segment of the population, we are better positioned than many of our competitors to minimize risks associated with changes in Medicare/Medicaid reimbursement rates. We are focused on being the industry’s highest-quality provider of homecare services, while maintaining our commitment to being a low-cost operator. Our integrated product and service offerings, combined with our national scale and strong reputation, provide us with a strategic advantage in attracting clients, which include almost all of the national and regional managed care and government payors in the United States, and in retaining our referral base of physicians, discharge planners, hospitals and third-party payors. For the years ended December 31, 2012, 2011 and 2010 our net revenues were $2.44 billion, $2.30 billion and $2.08 billion, respectively.

We have two operating segments, (1) home respiratory therapy and home medical equipment and (2) home infusion therapy. Within the two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including TPN services, and enteral nutrition services. Through these service lines we provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. We provide substantial benefits to both patients and payors by allowing patients to receive necessary care and services in the comfort of their own home while reducing the cost of treatment. Our services include:

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

Home Respiratory Therapy and Home Medical Equipment ($1,214.6 million, $1,173.9 million and $1,086.1 million, or 49.9%, 51.0% and 52.2%, of our net revenues for the years ended December 31, 2012, 2011 and 2010, respectively)

Home Respiratory Therapy

We are the largest provider of home respiratory therapies in the United States to the managed care market and among the largest providers to the Medicare market. For the managed care market alone, we serve approximately 1.2 million respiratory patients annually through our nationwide distribution platform that includes approximately 440 home respiratory/home medical equipment locations. We offer a full range of home respiratory therapy products and services, from the simplest nebulizer to oxygen-generating portable equipment. Our services offer a compelling relative cost advantage to our patients and payors. For example, in-home oxygen treatment costs for a Medicare patient are on average less than $7 per day as compared to the significantly higher cost of institutional care. Patients utilize our products to treat a variety of conditions, including:

•	chronic obstructive pulmonary diseases (“COPD”), such as emphysema and chronic bronchitis (the fourth leading cause of death in the U.S.);

•	respiratory conditions associated with nervous system disorders or injuries, such as Lou Gehrig’s disease and quadriplegia;

•	congestive heart failure; and

•	lung cancer.

By focusing our efforts primarily on the managed care population, we limit our exposure to the highly-regulated Medicare respiratory business, which is subject to changes in coverage, payment policies and pricing guidelines. As an example, Medicare oxygen accounted for less than 7% and 9% of our total net revenues for each of the years ended December 31, 2012 and 2011, respectively.

We employ a nationwide clinical staff of more than 800 respiratory care professionals, including home respiratory therapists who provide direct patient care, monitoring and 24-hour support services under physician-directed treatment plans and in accordance with our proprietary acuity program. We derive revenues from the provision of oxygen systems, ventilators, respiratory assist devices, and Continuous Positive Airway Pressure (“CPAP”) and bi-level devices, as well as from the provision of nebulizers, home-delivered respiratory medications and related services.

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

Another example of our ability to serve patients nationally who have varying clinical needs is our negative pressure wound therapy program (“NPWT”). NPWT is a topical treatment intended to promote healing in acute and chronic wounds affected by conditions including diabetes, arterial insufficiency and venous insufficiency. This service integrates well with our home infusion therapy and home medical equipment service segments.

Home Infusion Therapy ($1,221.6 million, 1,127.4 million and $994.6 million, or 50.1%, 49.0% and 47.8%, of our net revenues for the years ended December 31, 2012, 2011 and 2010, respectively)

We are the leading provider of home infusion therapy services in the United States—serving approximately 165,000 patients annually through 75 infusion pharmacy locations nationwide. We provide patients with intravenous and injectable medications and clinical services at home or in one of our 69 ambulatory infusion suites nationwide. We employ nursing clinicians who assess patients before their discharge from the hospital whenever possible, and then develop, in conjunction with the physician, a plan of care. Our home infusion products and services offer a compelling relative cost advantage to our patients and payors. For example, we believe that a home intravenous antibiotic course of treatment costs significantly less than the cost to provide that service in a hospital setting.

Home infusion therapy is used to administer drugs and other therapeutic agents directly into the body through various types of catheters or tubing. Our services are frequently used to treat patients with infectious diseases, cancer, gastrointestinal diseases, chronic or acute pain syndromes, immune deficiencies, cardiovascular disease or chronic genetic diseases, and those who require therapies associated with bone marrow or solid organ transplantation. We employ licensed pharmacists and registered nurses who specialize in the delivery of home infusion therapy. They are able to respond to emergencies and questions regarding therapy 24 hours a day, seven days a week and provide initial and ongoing training and education to the patient and caregiver. Other support services include supply replenishment, pump management, preventive maintenance, assistance with insurance questions and outcome reporting. We also provide TPN services for patients; TPN is provided intravenously to patients whose gastrointestinal system is unable to absorb nutrients.

We believe we are also a leading provider of enteral nutrition services in the United States. Enteral nutrition, or “tube feeding,” is prescribed to patients whose gastrointestinal system is malfunctioning or who suffer from neurological conditions, swallowing disorders or malnutrition attributable to stroke, cancer or other conditions. We employ licensed dieticians who specialize in the provision of TPN and enteral nutrition service. Some patients’ care requires both TPN and enteral depending on the stage of their illness or their changing nutritional needs. In recent years, advances in enteral nutrition have enabled more adults and children to have their nutritional and caloric needs met by tube feeding, as opposed to more invasive and expensive therapies. Our ability to offer both to referral sources who prescribe both therapies represents, in our view, a competitive advantage.

Recent Developments

As previously disclosed, we recently undertook certain management changes as part of our ongoing efforts to reduce corporate overhead and to better align management with our two business segments: (1) home respiratory therapy/ home medical equipment and (2) home infusion therapy. These changes included the following:

•

Effective November 29, 2012, Mr. Figueroa was appointed Chief Executive Officer and Chairman of our Board of Directors, succeeding Dr. Payson. In addition, effective November 29, 2012, Mr. Figueroa also assumed the role of Chief Executive Officer of our home infusion therapy segment, succeeding Mr. Greenleaf, who left the Company to pursue other business opportunities.

•

On November 29, 2012, Dr. Payson retired from his positions as Chief Executive Officer and Chairman of our Board of Directors and, effective November 29, 2012, he entered into a services agreement with us pursuant to which he has agreed to act as a senior advisor to us and certain of our affiliates and has agreed to continue to serve as a member of our Board of Directors.

•

Mr. Karkenny, our former Executive Vice President and Chief Financial Officer, left on December 31, 2012 to pursue other business opportunities, and Peter A. Reynolds, our Chief Accounting Officer and Controller, assumed the role of Principal Financial Officer of the Company on January 1, 2013, in addition to his role as Chief Accounting Officer and Controller.

For further discussion of these and other management changes, see Item 11 of this annual report on Form 10-K.

Industry Overview

The home healthcare market, which is estimated to have generated revenues of approximately $70 billion in the United States in 2012, comprises a broad range of products and services—including respiratory therapy, infusion therapy, home medical equipment, home healthcare nursing, orthotics and prosthetics and general medical supplies—and is expected to grow at a compounded annual growth rate of 5.1% from 2012 through 2017 according to October 2012 IBISWorld Industry Report, despite slowing growth in the Medicare sector due to various cost control programs. Our industry is highly-fragmented and no company in the industry accounts for more than 3.5% of industry revenue.

We benefit from the following trends within the home healthcare market:

•

Favorable industry dynamics. Favorable demographic trends and the continued shift to in-home healthcare have resulted in patient volume growth in the U.S. and are expected to continue to drive growth. The CMS Office of the Actuary projects that the number of Medicare beneficiaries will, on average for the years 2011-2013, grow by 3.2% annually. As the baby boomer population ages and life expectancy increases, the elderly—who comprise the majority of our patients—will represent a higher percentage of the overall population. According to a 2010 U.S. Census Bureau projection, the U.S. population aged 65 and over is expected to grow substantially from 13% of the population in 2010 to 19% of the population by 2030. An aging population, the continued prevalence of smoking, increasing obesity rates and higher diagnosis rates for many health conditions have collectively driven growth in the industry, despite certain per-unit payment reductions.

•

Compelling in-home economics. Between 2010 and 2020, the nation’s healthcare spending is projected to increase to $4.6 trillion, growing at an average annual rate of 5.8%, according to CMS. In January 2013, CMS published national healthcare expenditure data which showed that durable medical equipment (“DME”) spending grew 5.4% for all payors from 2010-2011 alone. Despite multiple initiatives designed to reduce DME spending in Medicare which translated to a lower growth rate than the national average for all payors, the rising cost of healthcare has caused many managed care customers to look for ways to contain costs and home healthcare is increasingly sought out as an attractive, cost-effective, clinically appropriate alternative to expensive facility-based care.

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

Our Competitive Strengths

Leading Market Positions with a Compelling Value Proposition

With approximately 13,700 employees and a national distribution footprint of approximately 530 locations that serve patients in all 50 states, we are the largest provider of home healthcare services in the United States. We are the market leader in infusion and nutrition therapies and sleep apnea treatments, the leading respiratory provider to the managed care market and the leading provider of home medical equipment. We believe that our national platform, comprehensive product line and reputation provide us with a greater opportunity than our competitors to attract more customers as our industry continues to grow. Our national presence and scale enables us to frequently obtain preferred provider status from managed care payors, negotiate better terms with vendors and leverage our fixed overhead costs. For example, we are a preferred provider for a comprehensive list of home respiratory and medical equipment products and services to many managed care organizations and, in some instances, we are the exclusive provider. We believe we are better suited to service large managed care accounts due to our extensive branch network, state of the art logistics systems, respiratory and infusion clinical expertise, national coverage of payors’ members, competitive pricing, accreditation from The Joint Commission (the “Commission”), and our ability to connect electronically with payors’ systems. We have leveraged this competitive advantage to gain share in the managed care market.

The significant number of new infusion drugs in the pipeline and an increasing use of specialty infusion treatments will contribute to increased growth in the specialty infusion market over the next few years. We are well-positioned in the specialty infusion services market, and have established relationships with pharmaceutical and biotech companies to obtain early access to drugs in various stages of clinical trials. Our footprint and extensive experience also position us well to be offered exclusive or semi-exclusive distribution rights to such new drugs as manufacturers obtain approval from the Food and Drug Administration (FDA) and subsequently introduce the new drugs to the market. We believe there are other cross-selling opportunities and synergies to be achieved by offering a diverse mix of services and broad-based managed care contracting expertise. We also believe that an integrated approach allows us to offer patients, hospital and physician referral sources and managed care organizations a highly-valued single source for respiratory therapy, specialty home infusion and home enteral nutrition.

Diversified Product and Customer Mix

We have one of the most comprehensive product lines and diversified customer mixes among our peers. Our broad product offering has affirmed our status as a leading provider in each market and has made us a more attractive partner to referral sources and payors.

We contract with a substantial majority of the national managed care organizations—including Aetna Health Management, Anthem, Humana Health Plans, Kaiser Foundation Health Plan and United HealthCare Services, as well as a large number of regional and local payors. Combined, the managed care organizations with whom we contract serve over 208 million people.

Our acquisition of Coram, Inc. in December 2007 enabled us to simultaneously expand our product offering in specialty infused drugs and rebalance our payor mix by reducing our reliance on government payors such as Medicare and Medicaid while expanding relationships with managed care organizations. Managed care payors contributed approximately 71% and 70% of our net revenues for each of the years ended December 31, 2012 and 2011, with no single payor contract accounting for more than 9% of net revenues during the same periods.

Scalable and Diversified Platform for Home Healthcare Delivery

We currently provide service to more than two million patients through a national infrastructure that enables us to deliver services to patients in their homes. Through approximately 530 locations, we are able to deliver a wide variety of cost-effective products and services to various patient groups. We have successfully leveraged this distribution platform across a number of product and service offerings including CPAP/bi-level, enteral nutrition and NPWT devices, and we are using our nursing capacity to provide infusion services through our growing network of ambulatory infusion suites.

Patients who rely on CPAP and bi-level devices periodically require replacement accessories to ensure that they remain compliant with therapy prescribed by their physician. These accessories include masks, tubing and supplies. Now in operation for over seven years, a centralized customer care center for CPAP and bi-level patients provides support and information to patients so that they know what their payors cover in terms of replacement accessories and understand the health value of remaining compliant to their therapy over the long-term. As Medicare and other payors modify their coverage and payment policies concerning such supplies, we adjust our policies and procedures accordingly. Accessory net revenues were $188.1 million and $168.0 million and represented 49% of our total CPAP/bi-level net revenues for each of the years ended December 31, 2012 and 2011, respectively.

Our NPWT program is another example of our ability to leverage our infrastructure and expertise. Coordination of care is provided using the same service and systems platform as is used for the CPAP/bi-level service program. The program has expanded geographically since its inception, primarily based on strong interest from managed care customers who would like to add our NPWT service to existing contracts we have with them. In addition, in February 2012, Apria was offered a significant number of contracts to provide Negative Pressure Wound Therapy products and services to Medicare beneficiaries who reside in Medicare Competitive Bidding Round 2 markets.

Experienced Management Team

We have a strong and experienced senior management team with over 190 years of combined experience spanning nearly every segment of the healthcare industry, including managed care, group purchasing organizations, manufacturing, supply chain, procurement, home healthcare, acute care, skilled nursing and long-term care pharmacy. With an average tenure of 18 years within the healthcare industry, this team possesses in-depth knowledge of our industry and the regulatory environment in which we operate, as well as our portfolio of home healthcare services.

Strategy

Our strategy is to position ourselves in the marketplace as a high-quality, cost-efficient provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in the home infusion therapy segment and expanded our platform for further cross-selling opportunities. Our acquisition of Praxair’s homecare business in the United States in March 2011 expanded our geographic footprint and market share in several key markets in the southeastern, south central and western areas of the country. Since January 1, 2010, we have expanded our home respiratory therapy and home medical equipment sales force by 28%, of which 8% relates to the acquisition of Praxair assets. During the same time period, the specialty infusion sales force has grown by 26% and become further stratified with dedicated sales resources allocated to fast-growing therapeutic service lines. This expansion in both business units has allowed us to more efficiently cover each market served by promoting our products and services to physicians, clinical specialists, hospital discharge planners and managed care organizations. On an ongoing basis, we continually evaluate the size of our sales force and the products/services we offer to the market within the context of changing market conditions, the competitive landscape, pricing, opportunities and threats. Additionally, this may include exiting certain products, markets, payors and hospital agreements or reorganizing certain operations of our company.

•

Continue to participate in the managed care market and pursue opportunities created by health reform. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services enable us to sign preferred provider agreements and participating Health Maintenance Organization (“HMO”) agreements with managed care organizations. Managed care represented approximately 71% of our total net revenues for the year ended December 31, 2012. Health reform may create new models of care, such as Accountable Care Organizations and state insurance exchanges. Our size and scope of services may give us a competitive advantage in serving these new markets.

•

Leverage our national distribution infrastructure. With approximately 530 locations and a robust platform supporting shared national services, we believe that we can efficiently add new products, services and patients to our systems to grow our revenues and leverage our cost structure. For example, we have successfully leveraged this distribution platform across a number of product and service offerings, including a CPAP/ bi-level supply replenishment program, enteral nutrition and NPWT services, and we are using our nursing capacity to provide infusion services through our growing network of ambulatory infusion suites. We seek to achieve margin improvements through operational initiatives focused on the continual reduction of costs and delivery of incremental efficiencies. At the same time, we believe that it is essential to consistently deliver superior customer service in order to increase referrals and retain existing patients. Performance improvement initiatives are underway in all aspects of our operations including customer service, patient and referral satisfaction, logistics, supply chain, clinical services and billing/collections. We believe that by being responsive to the needs of our patients and payors we can provide ourselves with opportunities to take market share from our competitors.

•

Continue to lead the industry in accreditation. The Medicare Improvement for Patients Act of 2008 (“MIPPA”) made accreditation mandatory for Medicare providers of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), effective October 1, 2009, per CMS regulation. We were the first durable medical equipment provider to seek and obtain voluntary accreditation from The Joint Commission. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission and the Commission renewed our accreditation for another three years. The Company will undergo the next triennial survey cycle in 2013. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 21 years of continuous accreditation by The Joint Commission—longer than any other DMEPOS provider.

Service Lines

We have two operating segments, (1) home respiratory therapy and home medical equipment and (2) home infusion therapy. Within the two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy (including TPN services), and enteral nutrition services. Through these service lines we provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. We provide substantial benefits to both patients and payors by allowing patients to receive necessary care and services in the comfort of their own home while reducing the cost of treatment. Our services include:

•	providing in-home clinical respiratory care, infusion nursing and pharmaceutical management services;

•	educating patients and caregivers about health conditions or illnesses and providing written instructions about home safety, self-care and the proper use of equipment;

•	monitoring patients’ individualized treatment plans;

•	reporting patient progress and status to the physician and/or managed care organization;

•	providing in-home delivery, set-up and maintenance of equipment and/or supplies; and

•	processing claims to third-party payors and billing/collecting patient co-pays and deductibles.

The following table sets forth a summary of total net revenues by segment, expressed as percentages of total net revenues:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Home respiratory therapy	42%	44%	45%
Home medical equipment	8	7	7

Total home respiratory and home medical equipment segment	50	51	52
Home infusion therapy segment	50	49	48

Total net revenues	100%	100%	100%

Organization and Operations

Organization. Our approximately 530 locations deliver home healthcare products and services to patients in their homes and to other care sites through our delivery fleet and our qualified delivery professionals and clinical employees. Our home respiratory therapy, home medical equipment and home infusion therapy service lines are organized into geographic divisions that provide management oversight.

Corporate Compliance. As a leader in the home healthcare industry, we have implemented a compliance program to further our commitment to providing quality home healthcare services and products while maintaining high standards of ethical and legal conduct. Our enterprise-wide corporate compliance program applies to all operating divisions and is grounded in existing laws, rules and regulations and guidelines for healthcare organizations issued by the Office of Inspector General (“OIG”). We believe that it is essential to operate our business with integrity and in full compliance with applicable regulations. Our Corporate Compliance Program includes a written Code of Ethical Business Conduct that employees receive as part of their initial orientation process and which management reviews with employees under their supervision through a periodic review and attestation process. The program is designed to accomplish the goals described above through employee education, a confidential disclosure program, written policy guidelines, excluded parties checks, periodic reviews, frequent reinforcement, compliance audits, a formal disciplinary component and other programs. Compliance oversight is provided by the Corporate Compliance Committee, which meets quarterly and consists of senior and mid-level management personnel from various functional disciplines. In addition to updates provided to the Board of Directors during its regular meetings, a written Compliance Program Report is submitted annually to the Board for review and discussion.

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

Operating Systems and Controls. Our business is dependent, to a substantial degree, upon the quality of our operating and field information policies and procedures for proper contract administration, accurate order entry and pricing, billing and collections, and inventory and patient service equipment management. These policies and procedures also provide reporting that enables us to monitor and evaluate contract profitability. Our information services department works closely with all of the operating areas of our business to ensure that our information technology policies, procedures and functions are compliant with government regulations and payor requirements and to support their business improvement initiatives with technological solutions. See “Risk Factors—Risks Relating to Our Business—Our Failure to Successfully Design, Modify, and Implement Computer and Other Process Changes to Maximize Productivity and Ensure Compliance Could Ultimately Have a Significant Negative Impact on Our Results of Operations and Financial Condition.”

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

Payors. We derive substantially all our revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. For the year ended December 31, 2012, approximately 23% of our total net revenues were derived from Medicare and 6% from Medicaid. Generally, each third-party payor has specific requirements which must be met before claim submission will result in payment. During 2012, a limited number of administrative functions continued to be administered by Intelenet Global Services Private Limited (“Intelenet”). We have policies and procedures in place to facilitate the effective communication and transfer of information among relevant parties. Notwithstanding these measures, violations of these requirements may still occur and could result in the termination of a contract with a payor, the repayment of amounts previously received or other potentially significant liability. When the third party payor is a governmental entity, violations of these requirements could subject us to civil, administrative and criminal enforcement actions. From time to time, we engage in renegotiation, sometimes precipitated by a written or verbal termination notice or a merger between two payors with whom we are contracted to provide our various products and services. See “Risk Factors—Risks Relating to Our Business—Continued Reductions in Medicare and Medicaid Reimbursement Rates and the Comprehensive Healthcare Reform Law Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition,” “Risk Factors—Risks Relating to Our Business—Non-Compliance With Laws and Regulations Applicable to Our Business and Future Changes in Those Laws and Regulations Could Have a Material Adverse Effect on Us,” “Risk Factors—Risks Relating to Our Business—Our Outsourcing, Offshoring and Onshoring Activities Subject Us to Risks That Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition,” “Risk Factors—Risks Relating to Our Business—Our Payor Contracts are Subject to Renegotiation or Termination Which Could Result in a Decrease in Our Revenue and Profits” and “Certain Relationships and Related Party Transactions—Intelenet Agreement.”

Receivables Management. We operate in an environment with complex requirements governing billing and reimbursement for our products and services. We have ongoing initiatives focused specifically on accounts receivables management such as system enhancements, process refinements and organizational changes.

We are expanding our use of technology in areas such as electronic claims submission and electronic funds transfer with managed care organizations to more efficiently process business transactions. This use of technology can expedite claims processing and reduce the administrative cost associated with this activity for both us and our customers/payors. We now submit approximately 96% of our home respiratory and home medical equipment claims and approximately 77% of our home infusion therapy claims electronically. We are also focusing our resources on developing internal expertise with the unique reimbursement requirements of certain large third-party payors, which may help to reduce subsequent denials and shorten related collection periods. Our policy is to collect co-payments from the patient or applicable secondary payor. In the absence of a secondary payor, we generally require the co-payment at the time the patient is initially established with the product/service. Subsequent months’ co-payments are billed to the patient. We are also seeking to streamline related processes in order to improve the co-payment collection and initial claim denial rates. Certain accounts receivable administrative functions continue to be administered by Intelenet, while others have been incorporated into our existing customer care centers. We have established policies and procedures for all contracted service providers to perform effectively on our behalf. See “Risk Factors—Risks Relating to Our Business—Our Outsourcing, Offshoring and Onshoring Activities Subject Us to Risks That Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition,” “Risk Factors—Risks Relating to Our Business—Our Failure to Maintain Controls and Processes Over Billing and Collections or the Deterioration of the Financial Condition of Our Payors Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition” and “Certain Relationships and Related Party Transactions—Intelenet Agreement.”

Marketing

Through our field sales force, we market our services primarily to physicians, managed care organizations, hospitals, medical groups, home health agencies and case managers. We have developed and put into practice several marketing initiatives, including but not limited to:

Comprehensive, Patient-Centric Clinical and Therapy Management Programs. We offer a number of clinical management programs designed to help physicians and managed care customers better manage patients through the use of homecare services and ambulatory infusion suites to achieve substantial healthcare savings through the careful and appropriate oversight and management of medical equipment services and biotherapies. Our COPD Care Management, Sleep Management, RespiratoryAssist™, SatAssist™ and Nourish™ programs provide feedback to physicians regarding changes in patients’ clinical status, thus preventing unnecessary hospital or emergency admissions. Our proprietary EyeOn® infusion therapy management programs for Hemophilia and IVIG support hundreds of patients each year. Our extensive experience and clinical expertise have enabled our development of proprietary, proven therapy management programs designed specifically for these high cost and highly complex biotherapies. The EyeOn® program creates cost savings through careful risk assessment, management, and appropriate utilization management techniques. The Nourish program offers clinical expertise across the nutrition support continuum, thus positioning Apria Healthcare, Inc. and Coram LLC as the leading resource in home-based parenteral and enteral nutrition support.

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

Nationwide Accreditation. All of our branch locations are accredited by The Joint Commission. The Joint Commission is a nationally recognized, independent organization that develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home healthcare industry has grown and accreditation has become a mandatory requirement for Medicare DMEPOS providers, the need for objective quality measurements has increased. Accreditation by the Commission entails a lengthy voluntary review process that is conducted every three years. Accreditation is also widely considered a prerequisite for entering into contracts with managed care organizations at every level and is required for Medicare competitive bidding. Because accreditation is expensive and time consuming, not all providers choose to undergo the process.

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

Apria Great Escapes® Travel Program. Our more than 530 location network facilitates travel for patients who require oxygen, alternate site infusion or other products, services and therapies. We coordinate equipment and service needs for thousands of traveling patients annually, which enhances their mobility and quality of life.

Sales

As of December 31, 2012, we employed approximately 1,200 sales professionals whose primary responsibility is to generate new referrals and to maintain existing relationships for all of our service lines. Key customers include physicians and their staffs, hospital-based healthcare professionals and managed care organizations, among others. We provide our sales professionals with the necessary clinical and technical training to represent our major service offerings.

An integral component of our overall sales strategy is to increase volume through managed care referral sources and traditional physician referral channels. Specific growth initiatives designed to increase customer awareness of our clinical and operational programs are in place with the goal of securing a greater share of the market. The ultimate decision makers for healthcare services vary greatly, from closed model managed care organizations to preferred provider networks, which are controlled by more traditional means. Our selling structure and strategies are designed to adapt to changing market factors and will continue to adjust as further changes in the industry occur. Managed care organizations continue to represent a significant portion of our business in several of our primary metropolitan markets. No third-party managed care payor group, however, represented more than 9% of our total net revenues for the year ended December 31, 2012. Among our more significant managed care customers are Aetna Health Management, Anthem, Humana Health Plans, Kaiser Foundation Health Plans and United HealthCare Services. We also offer various fee-for-service arrangements to hospitals or hospital systems whose patients have home healthcare needs. See “Risk Factors—Risks Relating to Our Business—We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In each of our service lines there are a number of national providers and numerous regional and local providers with which we directly compete. Among these national providers are American HomePatient, Inc., Express Scripts/Critical Care Systems, Lincare Holdings, Inc., Walgreen’s Option Care and Rotech Healthcare Inc. Other types of healthcare providers, including individual hospitals and hospital systems, physicians and physician groups, home health agencies, health maintenance organizations, managed services intermediaries and pharmacy benefit managers (PBMs), have entered and may continue to enter the market to compete with our various service lines. Depending on their business strategies and financial position, it is possible that our competitors may have access to significantly greater financial and marketing resources than we do. This may increase pricing pressure and limit our ability to maintain or increase our market share. See “Risk Factors—Risks Relating to Our Business—We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us” and “Risk Factors—Risks Relating to Our Business—We Experience Competition From Numerous Other Home Respiratory Therapy/Home Medical Equipment and Home Infusion Therapy Service Providers, and This Competition Could Adversely Affect Our Revenues and Our Business.”

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

Outsourced Activities

We have an outsourcing strategy with respect to certain billing, collections, administrative and information systems functions and have engaged two business process outsourcing firms to perform select services.

Intelenet Agreement

In May 2009, we entered into the Master Services Agreement (“the Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company formerly affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. In July, 2011, an affiliate of the Sponsor, along with other shareholders of Intelenet, sold Intelenet to Serco Group PLC, an international services company. During the year ended December 31, 2012, we paid approximately $16.1 million to Intelenet. We continue to rely on Intelenet to perform certain administrative functions, but other administrative functions included in the original Intelenet Agreement are now incorporated into our internal Company-run customer care centers and branch operations staffed with our personnel.

Dell Services Agreement

In April 2009, we entered into an Information Technology Services Agreement (the “Perot Agreement”) with Perot Systems Corporation (“Perot Systems”) to outsource certain information technology functions to Perot Systems. Dell Inc. acquired Perot Systems in November 2009 and created a new business unit called Dell Services, which provides the services covered by the Perot Agreement. We expect to pay approximately $248.0 million to Dell Services over the ten-year term of the Perot Agreement. During the year ended December 31, 2012, we paid approximately $27.5 million under the Perot Agreement. In addition to amounts under the ten-year term of the agreement, we expect to pay approximately $15.0 million over the first 60 months of the contract for services rendered primarily in support of the cost savings initiatives described earlier relating to operations and revenue management functions. Through December 31, 2012 we have paid $11.3 million of the expected $15.0 million.

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

Medicare and Medicaid Revenues. In the years ended December 31, 2012 and 2011, approximately 29% and 30% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively. No other third-party payor represented more than 9% of our total net revenues for the year ended December 31, 2012. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 7% of total net revenues for the years ended December 31, 2012 and 2011.

Medicare Reimbursement. There are a number of legislative and regulatory initiatives in Congress and at CMS that affect or may affect Medicare reimbursement policies for products and services we provide. Specifically, a number of important legislative changes that affect our business were included in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”); the Deficit Reduction Act of 2005 (“DRA”); MIPPA, which became law in 2008, the comprehensive healthcare reform law signed in March 2010 (“the Reform Package”) and the American Taxpayer Relief Act of 2012. These Acts and their implementing regulations and guidelines contain numerous provisions that are significant to us and continue to have an impact on our operations today.

Budget Control Act of 2011. On August 2, 2011, the Budget Control Act of 2011 was signed into law. The Budget Control Act of 2011 authorized increases in the United States’ debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Select Committee on Deficit Reduction (“Joint Committee”), a bipartisan Congressional committee instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012 – 2021. The Joint Committee was not limited in what it could propose to reduce the federal deficit. If the proposal had been issued by November 23, 2011, it would have been subject to special, expedited procedures in Congress. Because Congress and the President failed to enact legislation reducing the deficit by at least $1.2 trillion over the ten-year period of fiscal years 2012 – 2021 by the January 15, 2012 deadline, automatic spending reductions in fiscal years 2013 – 2021 through sequestration, the required cancellation of budgetary resources, would have been triggered. Under sequestration, certain federal programs are protected, including Medicaid. However, sequestration would cause payments to Medicare providers and suppliers to be reduced by an amount not to exceed 2%. Such a reduction would be applicable to both competitively bid and non-competitively bid markets and products. Under the Budget Control Act of 2011, the reduction in payments to Medicare providers and suppliers was to begin on January 2, 2013. However, on January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012, which the President signed into law on January 2, 2013. Among other provisions, this law delayed implementation of the sequestration reduction in payments to Medicare providers and suppliers until March 1, 2013. The 2% Medicare reductions will take effect on April 1, 2013 and it is unclear how long these reductions will be in effect. Any further reductions in provider and supplier reimbursement rates under federal healthcare programs could have a material adverse effect on our financial condition and results of operations.

DMEPOS Competitive Bidding. The MMA required implementation of a competitive bidding program for certain DMEPOS items. By statute, CMS was originally required to implement the DMEPOS competitive bidding program over time, with Round 1 of competition occurring in portions of 10 of the largest Metropolitan Statistical Areas (“MSAs”) in 2007, launch of the program in 2008 and in 70 additional markets in 2009, and then in additional markets after 2009.

Although CMS administered a bid process in 2007 and launched the original Round 1 program in mid-2008, shortly thereafter, MIPPA was enacted. This delayed the DMEPOS competitive bidding program by requiring that Round 1 competition commence in 2009 and required a number of program reforms prior to CMS re-launching the program. Changes mandated by MIPPA include requirements for the government to administer the program more transparently, exemption of certain DMEPOS products from the program and a new implementation schedule.

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

We received contract offers for a substantial majority of the Round 1 Rebid bids we submitted. The rates took effect on January 1, 2011 for the Round 1 Rebid markets and remain in place through the end of the three-year contract period, December 31, 2013. CMS reports that the average price reduction for all products in all Round 1 Rebid CBAs was 32%. After the price reduction and volume growth/reduction experienced in the Round 1 Rebid markets is accounted for, an estimated $16.6 million of net revenue was subject to bidding in the calendar year ending December 31, 2012. We estimate that once the additional products which are included in the Round 1 Recompete program phase (which takes effect in January 2014) are accounted for, the estimated annual total net revenues associated with items subject to competitive bidding in the Round 1 markets is approximately $20.1 million for same 2012 calendar year, or 0.8% of our annual total net revenues.

In April 2012, CMS announced the product categories to be included in the “recompete” of the Round 1 Rebid contracts and an associated schedule. The Round 1 Rebid Recompete includes additional products and CMS has elected to group products in an all-new way, such as a “Respiratory Equipment” category which includes oxygen therapy, sleep therapy and nebulizers, and a “General Home Equipment” category which includes a variety of home medical equipment, accessories and supplies. CMS concluded the bid submission process in the fourth quarter of 2012. New rates for the Round 1 Rebid Recompete are scheduled to be announced in Spring 2013 and take effect on January 1, 2014.

Notwithstanding the changes MIPPA requires, competitive bidding imposes a significant risk to DMEPOS suppliers under the rules governing the program. If a DMEPOS supplier operating in a CBA is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DMEPOS items supplied in that CBA for the time period covered by the competitive bidding program unless the supplier meets certain exceptions or acquires a winning bidder. Because the applicable statutes mandate financial savings from the competitive bidding program, a winning contract supplier will receive lower Medicare payment rates under competitive bidding than the otherwise applicable DMEPOS fee schedule rates. As competitive bidding is phased in across the country under the revised MIPPA and Reform Package implementation schedule, we will experience a reduction in reimbursement, as will most if not all other DMEPOS suppliers in the impacted areas. In addition, there is an increasing risk that the competitive bidding prices will become a benchmark for reimbursement from other payors, as evidenced by the Administration’s 2013 fiscal budget proposal which would limit state Medicaid reimbursement levels for certain durable medical equipment services and products to Medicare reimbursement rates for the same products and services in the same state. Neither MIPPA nor the Reform Package prevents CMS from adjusting prices for DMEPOS items in non-bid areas; however, before using its authority to adjust prices in non-bid areas, MIPPA requires that CMS issue a regulation that specifies the methodology to be used and consider how prices through competitive bidding compare to costs for those items and services in the non-bid areas.

The Reform Package also includes changes to the Medicare DMEPOS competitive bidding program. Significantly, Round 2 of the competitive bidding program was expanded from 70 to 91 of the largest MSAs. Round 2 includes the majority of the same product categories as Round 1, but CMS expanded the program by (i) combining standard power wheelchairs and manual wheelchairs into a single new product category, (ii) including Negative Pressure Wound Therapy as a category in all Round 2 markets and (iii) including the Support Surfaces (Group 2 mattresses and overlays) category in all Round 2 markets rather than a subset. The bid process for Round 2 ended on March 30, 2012, and CMS announced the Single Payment Amounts (“SPAs”) on January 30, 2013, at which time the agency began the contract offer process. CMS expects the contracting process to continue through March 2013. The new Round 2 rates and guidelines are currently scheduled to take effect on July 1, 2013. We estimate that approximately $122 million of our net revenues for the fiscal year ending December 31, 2012 is subject to competitive bidding in this round. CMS reported that the average payment reduction for Round 2 will be 45%. After applying the actual SPAs for each impacted CBA to Apria’s actual 2012 revenue for the product categories included in the bidding program, the Company estimates that the Round 2 revenue reduction is $57 million before any changes in volume are accounted for as a result of the contract offers received and accepted.

The Reform Package also gives the Secretary of Health and Human Services additional authority to apply competitive bid pricing to non-bid areas via a rulemaking process and that could occur by 2016. In addition, efforts to repeal the competitive bidding program altogether or mandate significant program changes continue. In March 2011, the Fairness in Medicare Bidding Act of 2011 (“FIMBA”) was introduced into the U.S. House of Representatives and referred to the House Subcommittee on Health. FIMBA would have repealed the program without specifying a reduction in the industry’s current reimbursement levels. Other efforts are underway by independent economists who seek to alter certain critical aspects of the program. Specifically, those efforts are designed to change the way in which CMS conducts the auction process itself, establishes the single payment rates, determines supplier capacity needed and related aspects which, if adopted by CMS in their entirety or in part, would change how the program would be administered. In September 2012, a bill titled “Medicare DMEPOS Market Pricing Program Act of 2012” was introduced in Congress and referred to the Committee on Energy and Commerce and the Committee on Ways and Means. The bill would repeal the current DMEPOS competitive bidding program as designed and replace it with a modified auction program. In January 2013, a bill titled “Small Supplier Fairness in Bidding Competition Act of 2013” was introduced to repeal the program. We cannot predict whether these or other efforts to repeal or amend the program will be successful, or their potential impact on us.

We believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share under Medicare competitive bidding. In February 2013 we were offered Round 2 competitive bidding contracts for a substantial majority of the CBAs and products for which we submitted bids. However, there is no guarantee that we will garner additional market share as a result of these contracts. Both the Round 1 Rebid Recompete and Round 2 of the DMEPOS competitive bidding program include products which may require the Company to subcontract certain services or products to be performed on its behalf, and there is no guarantee that CMS will either approve such subcontracting arrangements or that the subcontractor will perform its contractual obligations to us. Certain aspects of the program’s oversight and administration remain unclear in CMS’ written regulations that have been promulgated and therefore individual negotiations may be required between the Company, CMS and/or its contractors and the outcome of such negotiations cannot be predicted or assured. Under the current competitive bidding regulations, in the CBAs, and for the products, for which we do not have competitive bidding contracts, we will generally not be allowed to supply Medicare beneficiaries in the CBA with products subject to competitive bidding for the contract term of the program, unless we elect to continue to service existing patients under the “grandfathering provision” of the program’s final rule for certain products. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position in a particular CBA even if we are not a contract supplier for certain products.

Medicare Fee Schedule for DMEPOS and Consumer Price Index-Urban (“CPI-U”) Adjustments. In addition to the adoption of the DMEPOS competitive bidding program, the MMA implemented a five-year freeze on annual Consumer Price Index (“CPI”) payment increases for most durable medical equipment from 2004 to 2008. In MIPPA, in order to offset the cost of delaying the implementation of the DMEPOS competitive bidding program, Congress approved a nationwide average payment reduction of 9.5% in the DMEPOS fee schedule payments for those product categories included in Round 1, effective January 1, 2009. Product categories subject to competitive bidding but furnished in non-competitive bid areas were eligible to receive mandatory annual CPI-U updates beginning in 2010. Competitively bid items and services in metropolitan areas with contracts in place are not eligible to receive a CPI-U payment update during a contract period, which, except for the mail order diabetes contract, is currently a three-year period.

The DMEPOS items and services that were not in a product category subject to competitive bidding in Round 1 received a 5.0% CPI-U payment update in 2009. For 2010, the CPI-U was -1.4%. However, annual DMEPOS payment updates were not permitted to be negative according to statute. Therefore, the CPI update in 2010 was 0%. The Reform Package makes changes to Medicare DMEPOS fee schedule payments for 2011 and subsequent years. The CPI-U payment update will now be adjusted annually by a new “multi-factor productivity adjustment” measurement which may result in negative DMEPOS payment updates. While CPI-U for 2011 was +1.1%, the “multi-factor productivity adjustment” was -1.2%, so the net result was a 0.1% decrease in DMEPOS fee schedule payments in 2011 for items and services not included in an area subject to competitive bidding. The CPI-U for 2012 was +3.6%, but the “multi-factor productivity adjustment” remained -1.2%, so the net result was a 2.4% increase in DMEPOS fee schedule payments in 2012 for items and services not included in an area subject to competitive bidding. For 2013, the CPI-U is +1.7%, but the adjustment is -0.9%, so the net result is a 0.8% increase in DMEPOS fee schedule payments in 2013 for the same items and services as described above.

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

In recent years, there have been several legislative and executive branch efforts to further reduce the maximum rental period for oxygen therapy, equipment and related services. Former President Bush’s 2007, 2008 and 2009 healthcare budget proposals sought to reduce the maximum rental period for oxygen equipment from the DRA-mandated 36 months to 13 months, which was recommended by the U.S. Department of Health and Human Services’ (“HHS”) Office of Inspector General (“OIG”) in a limited study of the oxygen benefit published in 2006 entitled “Medicare Home Oxygen: Equipment Cost and Servicing.” Neither President Obama’s 2012 or 2013 budget proposals nor the Reform Package included a reduction in the oxygen rental period. However, President Obama’s 2013 fiscal budget proposal would limit the state Medicaid reimbursement levels for certain durable medical equipment services and products, including oxygen therapy, to Medicare reimbursement rates for the same products and services in the same state, including those impacted by the Medicare DMEPOS competitive bidding program. It is premature to know whether this or future budgets or proposals will contain such a provision or any other provisions based on these or future studies released by one or more government agencies.

Over the course of 2008, CMS and the durable medical equipment Medicare administrative contractors (“DME MACs”) issued coverage determinations for positive airway pressure (“PAP”) devices, including CPAP and bi-level devices. Among other changes, the Medicare DME MAC local coverage determinations (“LCDs”) require additional documentation of clinical benefit of the PAP devices for continued coverage of the device beyond the first three months of therapy. Specifically, for PAP devices with initial dates of service on or after November 1, 2008, documentation of clinical benefit must be demonstrated by: (1) a face-to-face clinical re-evaluation by the treating physician (between the 31st and 90th day) with documentation that symptoms of obstructive sleep apnea are improved; and (2) objective evidence of adherence to use of the PAP device, reviewed by the treating physician. The LCDs define adherence to therapy as the use of the PAP device greater than or equal to four (4) hours per night on 70% of nights during a consecutive 30-day period anytime during the first three months of initial usage. If the clinical benefit requirements are not met, then continued coverage of the PAP device and related accessories are denied by Medicare as not medically necessary. We believe these requirements effectively require suppliers to supply PAP devices that monitor patient compliance and record hours of use, which adds to our expense structure without a corresponding increase in payments from Medicare. We adjusted our operational model, patient care and payment policies to comply with these Medicare requirements. These requirements apply to Medicare Part B fee-for-service patients, not to those patients enrolled in Medicare Advantage or commercial health plans, and Medicare Part B fee-for-service represents a smaller portion of the overall PAP patient market. However, some commercial and Medicare Advantage payors are now implementing the same, similar or, at times, more arduous rules as those adopted by Medicare. Despite our intensive efforts to educate patients about the importance of complying with their physician-prescribed therapy, some of our patients do not meet the threshold for compliance. We continue to educate patients and referral sources concerning the importance of compliance with the patient’s prescribed therapy and the government’s need for documentation pertaining to initial and ongoing medical necessity. However, these and similar LCDs and trends are likely to continue to significantly impact the PAP industry.

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

Late in the last decade, there were other changes to the reimbursement methodology for certain inhalation drugs. In 2007, CMS reduced its reimbursement to providers of Xopenex and albuterol, when CMS changed its reimbursement methodology for calculating the ASP. We implemented strategies intended to partially mitigate these negative impacts in our operations, including the discontinuation of the inhalation drug Xopenex from our inhalation pharmacies’ drug formulary and other formulary changes.

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

Due to ongoing Part D and Part B coverage and payment issues associated with home infusion therapy, the industry is continuing to work with CMS, the Center for Medicare and Medicaid Innovation (“CMMI”) and Congress to rectify the Medicare coverage and payment limitations that restrict Medicare beneficiary and referral source access to quality home infusion therapy services. Bills were introduced in the 110th, 111th and 112th Congresses to consolidate home infusion therapy coverage under Part B. The Medicare Home Infusion Therapy Coverage Act would provide for Medicare infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector, including Medicare Advantage plans. Industry representatives continue to present the cost-saving and patient care advantages of home infusion therapy to CMS, members of Congress and the Obama Administration in an effort to, at a minimum, include a formal demonstration project in either CMS’s or the CMMI’s work plan or future legislation. In addition to a June 2010 report issued by the Government Accountability Office (“GAO”), entitled “Home Infusion Therapy: Differences Between Medicare and Private Insurers’ Coverage,” testimony before the Senate Finance Committee in fall 2009 acknowledged the current gap in coverage and potential benefits of home infusion therapy to the Medicare program and beneficiaries. In June 2012, the Medicare Payment Advisory Commission (“MedPAC”), in its annual report to Congress, also acknowledged certain coverage gaps associated with home infusion therapy and concluded that additional research is warranted. On June 19, 2012, the House Ways and Means Subcommittee on Health held a hearing that focused on MedPAC’s report. Groups such as the National Home Infusion Association, in comments to the Subcommittee, criticized MedPAC’s report and recommended that there be a demonstration project to examine the benefit for home infusion therapy. The industry is continuing to collect cost-benefit data that will provide an objective basis for Congress, CMS and or the CMMI to make a decision to fund a demonstration project. At this time, we cannot predict whether legislation will be passed or whether CMS and/or the CMMI will include a demonstration project in a future work plan.

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

In February 2011, CMS released a final rule implementing certain provisions of the Reform Package intended to prevent fraud, waste and abuse. This final rule includes new requirements regarding enrollment screening, enrollment application fees, payment suspension, temporary moratoria on enrollment and supplier termination. Significantly, as part of the final rule, CMS classified providers and suppliers as limited, moderate and high risk according to their risk of fraud, waste and abuse. Currently enrolled DMEPOS suppliers are classified in the moderate risk category while newly enrolled DMEPOS suppliers are classified in the high risk category. As such, DMEPOS suppliers will be under greater scrutiny relative to many other healthcare providers and suppliers. In October 2011, Senators Orrin Hatch and Charles Grassley sent a letter to U.S. Secretary of Health and Human Services Kathleen Sebelius, asking for an explanation as to why CMS had yet to impose temporary moratoria on the enrollment of new providers and suppliers where there is a high risk for fraud. Additionally, CMS implemented a provider and supplier enrollment screening system that will automate its pre-enrollment risk assessment and screening processes. We work cooperatively with CMS and its contractors in response to these initiatives to prevent fraud, waste and abuse but cannot predict whether CMS’s various program integrity efforts will negatively impact our operations.

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

Following the implementation of a three-year demonstration program using Recovery Audit Contractors (“RACs”) to detect and correct improper payments in the Medicare fee-for-service program, the Tax Relief and Health Care Act of 2006 required HHS to establish the RAC initiative as a permanent, nationwide program by January 1, 2010. CMS selected the four RAC contractors for the permanent RAC program, and it is currently underway. Prior to initiating any audits, RACs are required to obtain CMS’s pre-approval of the issue that will be subject to audit, and then post the approved audit issue on their websites. All RACs have now posted CMS-approved audit issues on their websites. The currently posted approved audit issues include those which apply to durable medical equipment suppliers. States have also implemented similar state Medicaid audit programs, often known as Medicaid Integrity Contractors (“MICs”). The Reform Package expands the RAC program to include Medicare Parts C and D in the program. In addition, the Reform Package requires states to establish contracts with RACs to identify underpayments and overpayments and to recoup overpayments made for services provided under state Medicaid programs. Absent an exception, states were required to implement their RAC programs by January 1, 2012. In addition, in March of 2010, President Obama issued a presidential memorandum announcing a government-wide program expanding the use of “payment recapture audits” in order to reclaim improper payments. We cannot at this time quantify any negative impact that the expansion of the RAC program or other similar programs may have on us.

Another group of auditors is the Zone Program Integrity Contractors (“ZPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors (“PSCs”). Industry-wide, ZPIC audit activity increased significantly throughout 2010, accelerated in 2011 and again in 2012; it is expected to continue to increase for the foreseeable future as additional ZPICs become operational across the country. The industry trade associations and certain Congressional committees of jurisdiction are advocating for more standardized audit procedures, contractor transparency and consistency surrounding all government audit activity directed toward the DMEPOS industry and other healthcare segments.

Most recently, the American Taxpayer Relief Act of 2012 extended the recoupment period for overpayments from three years to five years. This further expands the scope of audit activity, which is already paper-intensive, administratively burdensome and redundant. Appeals are protracted over many months. We cannot predict the impact of all governmental auditing activities and ever-changing rules issued by the same on our business, but it may be material.

Other Issues

•

Medical Necessity & Other Documentation Requirements. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. DME MAC medical directors, CMS staff and government subcontractors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation. This is then translated to individual supplier significant error rates and aggregated into a DMEPOS industry error rate, which is significantly higher than other Medicare provider/supplier types. High error rates lead to further audit activity and regulatory burdens. In 2012, DME MACs continued to conduct extensive pre-payment reviews across the DME industry and have determined a wide range of error rates with only marginal improvement over time. For example, error rates for CPAP claims have ranged from 30% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies or technical deficiencies as the primary reason for claim denials. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, or if non-government payors were to adopt similar positions, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be significantly reduced. We have adjusted certain operational policies to address the current expectations of Medicare, its contractors and certain other payors.

•

Face-to-Face Requirements. In November 2012, CMS issued a Final Rule pertaining to additional face-to-face documentation requirements associated with a variety of DMEPOS products and services. The rule was promulgated as part of the Reform Package. In it, CMS outlined the general requirements to be included in patients’ medical records as maintained by their physicians or healthcare practitioners in order to justify the medical necessity for DMEPOS. The requirements take effect on July 1, 2013. CMS expects to launch supplier and referral source education in the spring of 2013, and we will adjust both our policies/procedures and IT systems accordingly to comply with the new regulations. We cannot predict the adverse impact, if any, of the documentation requirements or our revised policies might have on our operations, referral source relationships, cash flow and capital resources, but such impact could be material.

•

Inherent Reasonableness. The Balanced Budget Act of 1997 granted authority to HHS to increase or reduce Medicare Part B reimbursement for home medical equipment, including oxygen, by up to 15% each year under an “inherent reasonableness” authority. Pursuant to that authority, CMS published a final rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. Aside from a 2012 announcement by CMS to use the authority to reduce retail payment rates for diabetic supplies – a plan made moot by recent legislation – neither HHS nor CMS has issued any subsequent communication or information for several years and therefore, we cannot predict whether or when HHS would exercise its authority in this area or predict any negative impact of any such change.

The impact of increased government audits and changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through December 31, 2012. We cannot estimate the combined possible impact of all retroactive audit activities, legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the recent significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

Medicaid Reimbursement. State Medicaid programs implement reimbursement policies for the items and services we provide that may or may not be similar to those of the Medicare program. Budget pressures on these state programs often result in pricing and coverage changes and delayed payment practices that may have a detrimental impact on our operations and/or financial performance. States sometimes have interposed intermediaries to administer their Medicaid programs, or have adopted alternative pricing methodologies for certain drugs, biologicals, and home medical equipment under their Medicaid programs that reduce the level of reimbursement received by us without a corresponding offset or increase to compensate for the service costs incurred. We periodically evaluate the possibility of stopping or reducing our Medicaid business in a number of states with reimbursement or administrative policies that make it difficult for us to safely care for patients or conduct operations profitably.

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

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of a number of components pertaining to the privacy and security of certain protected health information (“PHI”), as well as the standard formatting of certain electronic health transactions. Many states have similar, but not identical, restrictions. Existing and any new laws or regulations have a significant effect on the manner in which we handle healthcare related data and communicate with payors. Among other provisions, the Health Information Technology for Economic and Clinical Health (“HITECH”) Act of the American Recovery and Reinvestment Act of 2009 (“ARRA”) includes additional requirements related to the privacy and security of PHI, clarifies and increases penalties of HIPAA and provides State Attorneys General with HIPAA enforcement authority. In January 2013, the U.S. Department of Health and Human Services released the HIPAA regulations (the “Omnibus Rule”) implementing the statutory amendments under the HITECH Act. The effective date of the Omnibus Rule is March 26, 2013, with a compliance date of September 23, 2013 for most provisions. Among the numerous changes the Omnibus Rule makes to the HIPAA privacy and security regulations, several specific provisions in the Omnibus Rule are likely to have significant impact. By way of example, the Omnibus Rule:

•

replaces the current “significant risk of harm” standard with a “low probability of compromise” standard for determining whether a security incident is reportable, which may result in more breach notifications being made.

•	expands the definition of “marketing” and, in turn, extends the range of marketing activities requiring prior written authorization.

•

removes an exception in the HIPAA Privacy Rule that has protected Covered Entities from liabilities associated with acts of Business Associates, even where the Covered Entity has complied with its contractual obligations and had no knowledge of the wrongdoing.

•	makes clear the direct liability that flows to Business Associates as a result of the modifications to the HITECH Act.

We have adopted a number of policies and procedures to conform to HIPAA requirements, as modified by the HITECH Act of ARRA, throughout our operations, and we continually educate our workforce about these requirements. With such a large workforce that increasingly relies on mobile technology for daily operations, HIPAA privacy or data security is always a concern. We face potential administrative, civil and criminal sanctions if we do not comply with the existing or new laws and regulations dealing with the privacy and security of PHI. Imposition of any such sanctions could have a material adverse effect on our operations. HHS has entered into settlement agreements with entities who violate HIPAA, including those organizations that have experienced a breach of PHI. HHS announced the first settlement agreement related to a breach involving less than 500 individuals. HHS also has entered into settlement agreements with entities that have experienced a breach involving more than 500 individuals. In 2012, a Company-owned laptop containing PHI was stolen from a locked vehicle. The Company thoroughly investigated the incident and, as applicable and required by law, notified individuals and government authorities. The Company also provided the option of complimentary credit monitoring to affected individuals. At this time there have been no claims against the Company related to this incident, although the Company cannot predict whether such claims will occur in the future. The Company is taking additional steps to minimize the chances of a reoccurrence of this type of incident.

Enforcement of Healthcare Fraud and Abuse Laws. In recent years, the federal government has made a policy decision to significantly increase and accelerate the financial resources allocated to enforcing the healthcare fraud and abuse laws. Moreover, Congress adopted a number of additional provisions in the Reform Package that are designed to reduce healthcare fraud and abuse. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims through pre- and post-payment audit activities in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area. From time to time, we may be the subject of investigations or a party to additional litigation which alleges violations of law. If any of those matters were successfully asserted against us, there could be a material adverse effect on our business, financial position, results of operations or prospects.

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

Some states have enacted statutes and regulations similar to the federal anti-kickback statute, but which apply not only to the federal healthcare programs, but also to any payor source of the patient. These state laws may contain exceptions and safe harbors that are different from those of the federal law and that may vary from state to state. A number of states in which we operate have laws that prohibit fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Additionally, several states have passed laws further regulating interactions between healthcare providers and physician referral sources. For example, the state of New York requires certain healthcare providers to file a formal annual statement in which they attest that they have adopted a formal corporate compliance program which meets the state’s specific requirements; we comply with that annual requirement. Possible sanctions for violations of these restrictions include exclusion from state-funded healthcare programs, loss of licensure, and civil and criminal penalties. Such statutes vary from state to state, are often vague and often have been subject to only limited court or regulatory agency interpretation.

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

On June 28, 2012, the United States Supreme Court upheld the constitutionality of the requirement in the Reform Package that individuals maintain health insurance or pay a penalty under Congress’s taxing power. The Supreme Court also upheld the Reform Package provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. Also, the government is in the process of promulgating the implementing rules and regulations of the Reform Package, including additional requirements related to our business and that of our customers. Until those rules are more clearly understood, and due to uncertainties regarding the ultimate features of additional reform initiatives and their enactment and implementation over the next few years, we cannot predict whether any such reforms will have a material adverse effect on our results of operations, cash flow, capital resources and liquidity.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2012. In addition, we sought confirmation from companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, are not presently aware of any such reportable transactions or dealings by such companies.

The Blackstone Group L.P. (“Blackstone”), our Sponsor, filed with the SEC its Annual Report on Form 10-K on March 1, 2013. Blackstone included within Exhibit 99.1 to its Form 10-K statements regarding certain activities of two companies that may be considered its affiliates: TRW Automotive Holdings Corp. (“TRW”) and Travelport Limited (“Travelport”). We have no involvement in or control over the activities of TRW or Travelport, any of their predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of the disclosures regarding activities of TRW (the “TRW Disclosure”) or Travelport (the “Travelport Disclosure”). Those disclosures are as follows:

TRW Disclosure:

“Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we note that in 2012 certain of our non-U.S. subsidiaries sold products to customers that could be affiliated with, or deemed to be acting on behalf of, the Industrial Development and Renovation Organization, which has been designated as an agency of the Government of Iran. Gross revenue attributable to such sales was approximately $8,326,000, and net profit from such sales was approximately $377,000. Although these activities were not prohibited by U.S. law at the time they were conducted, our subsidiaries have discontinued their dealings with such customers, other than limited wind-down activities (which are permissible), and we do not otherwise intend to continue or enter into any Iran-related activity.”

Travelport Disclosure:

“As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.”

Employees

As of December 31, 2012, we had approximately 13,700 employees, of which 12,400 were full-time and 1,300 were part-time and per diem. As of December 31, 2012, none of our employees were represented by a labor union or other labor organization.

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

CMS was required to conduct the Round 1 Rebid and mandated certain changes for both the Round 1 Rebid and subsequent rounds of the program. Approximately $16.6 million of our net revenues for the year ended December 31, 2012 was generated by the products and CBAs included in the Round 1 Rebid, net of both the average price reduction of 32% as reported by CMS and volume fluctuations in the markets over the first two years of the three-year contract. When the additional products to be included in the more recent Round 1 Recompete process are accounted for, the same markets generated approximately $20.1 million in the year ended December 31, 2012. The Round 1 Recompete phase of the program takes effect in January 2014. Round 2 will include the majority of the same product categories as the Round 1 Rebid, but also include (i) a new product category including standard power wheelchairs and manual wheelchairs, (ii) Negative Pressure Wound Therapy, (iii) Support Surfaces (Group 2 mattresses and overlays) in all Round 2 markets and (iv) a national mail order competition for diabetic supplies. The bid process for Round 2 ended on March 30, 2012, and CMS announced the Single Payment Amounts (“SPAs”) on January 30, 2013, at which time the agency began the contract offer process. CMS expects the contracting process to continue through March 2013. We estimate that approximately $122 million of our net revenues for the fiscal year ending December 31, 2012 are subject to Round 2 competitive bidding. CMS reported that the average payment reduction for Round 2 will be 45%. After applying the actual SPAs for each impacted CBA to Apria’s actual 2012 revenue for the product categories included in the bidding program, the Company estimates that the Round 2 revenue reduction is $57 million before any changes in volume are accounted for as a result of the contract offers received and accepted. The extent of the industry-wide competitive bidding reductions will likely have a profound effect on our competitors as well as ourselves.

In April 2012, CMS announced the timeline and product categories for the Round 1 Rebid Recompete. Bidding commenced in Fall 2012, with a deadline of December 14, 2012 by which to submit bids. The new rates for this round are scheduled to take effect on January 1, 2014. We cannot estimate the impact of Round 1 Recompete’s new rates on our business until the government publishes the results of that bidding round later this year. The Reform Package also made changes to the competitive bidding program and gave the Secretary of Health and Human Services the authority to apply competitive bid pricing to non-bid areas after a rulemaking process, effective in 2016. At this time, we cannot quantify what negative impact, if any, the revised program will have upon our revenue or operations when the program is reinitiated, but such impact would likely be material.

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

Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states, which could further strain state budgets and therefore result in additional policy changes or rate reductions. On June 28, 2012, the United States Supreme Court upheld the Reform Package provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations can only lose the new federal Medicaid funding included in the Reform Package but cannot lose their eligibility for existing federal Medicaid matching payments. In addition, changes to the federal regulations pertaining to prescription drug pricing may also impact the Medicare and Medicaid reimbursement available to us. The President’s 2013 fiscal budget proposal would limit the state Medicaid reimbursement levels for certain durable medical equipment services and products to Medicare reimbursement rates for the same products and services in the same state, including those impacted by the Medicare DMEPOS competitive bidding program. In view of the Supreme Court decision, some states have announced plans to reduce their Medicaid enrollments, which may have a negative impact on our revenues. We cannot currently predict the adverse impact, if any, that any such changes to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether other states will consider similar or other reimbursement reductions or whether any such changes could have a material adverse effect on our results of operations, cash flow and capital resources.

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

We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us.

As a result of continuing reductions in payor reimbursement, we, like many other healthcare companies, are making substantial efforts to reduce our costs in providing healthcare services and products. Many managed care organizations and insurers also regularly attempt to seek reductions in the prices at which we provide services to them and their patients. Some managed care organizations and insurers also propose to limit coverage for our products and services and implement onerous payment rules, policies, administrative burdens, audits and other requirements that adversely impact our reimbursement and increase our costs of providing services and products. In addition to this increasing pressure to reduce costs, the use by managed care payors of benefit managers and other intermediaries is also increasing and may adversely impact us, including for example by imposing of burdensome reimbursement or utilization management policies we must comply with and adverse changes in our participation status with managed care organizations and insurers. We have a large number of contractual arrangements with managed care organizations and other parties, which represented approximately 71% and 70% of our total net revenues for the years ended December 31, 2012 and 2011, respectively, and we expect that we will continue to enter into more of these contractual arrangements. Many of these contracts allow, usually after due notice, for payors to alter their payment policies (or newly enforced policies that were previously enacted). We could be materially adversely affected by adverse payment policy practices. Also, the Reform Package significantly reduces the government’s payment rates to Medicare Advantage plans. Other provisions impose minimum medical-loss ratios, state and federal premium review procedures and benefit requirements on insurers. Mandatory sequestration and its associated price reductions will accelerate the risk of further pricing pressure on managed care payors and on us. These public policy changes have unpredictable effects on the insurance industry on which we rely. There can be no assurance that we will retain or obtain Medicare Advantage or other such managed care contracts or that such plans will not attempt to further reduce the rates they pay to providers. In addition, if we are unable to successfully reduce our costs, we may be unable to continue to provide services directly to patients of certain payors or through these contractual arrangements. This would have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and payment, substantiation and record-keeping requirements. Examples of such documentation requirements are contained in the DME MAC supplier manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. DME MAC medical directors, CMS staff and government auditors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain such documentation from other healthcare providers. Also, auditors’ interpretations of these policies are inconsistent and subject to individual interpretations leading to high supplier and industry error rates. In 2012, DME MACs continued to conduct significant pre-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for CPAP claims have ranged from 30% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies as the primary reason for claim denials. In addition, certain states have established unique documentation requirements concerning direct patient care activities provided by DME suppliers’ staff. In the absence of such documentation, the state may request a refund or impose sanctions such as fines. If these or other challenging positions continue to be adopted by auditors, DME MACs, states, CMS or its contractors in administering the Medicare program, we have the right to contest these positions as being contrary to law. Such appeal processes may be protracted and costly, even when the initial determinations are overturned. If these interpretations of the documentation requirements are ultimately upheld, it could result in our making significant refunds and other payments to Medicare and/or Medicaid and our future revenues from Medicare and/or Medicaid would likely be reduced. We cannot currently predict the adverse impact, if any, that these new, more onerous interpretations of the Medicare and/or Medicaid documentation requirements, or revised internal operational policies to address them, might have on our relationships with referral sources, operations, cash flow and capital resources, but such impact could be material.

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

The Reform Package also includes certain fraud and abuse prevention measures and expands regulatory authorities concerning the types of conduct that can result in additional fines and penalties for those healthcare providers who do not comply with applicable laws and regulations. In July 2012, CMS opened its Program Integrity Command Center which is designed to build and improve sophisticated predictive analytics that identify and combat fraud. Although we cannot quantify at this time what, if any, impact such processes might have on our relationships with referral sources, operations, cash flow and capital resources, such impact could be material.

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

Along with other healthcare providers and suppliers, throughout 2011 and 2012, we have been subject to a significant increase in the number of audits conducted under these new programs. Many of these audits have ascribed error rates to our audited locations that are significantly higher than we, and others in the industry, have experienced in the past. In some cases, these high error rates appear to be based on the auditors’ incomplete or erroneous review of our submitted documentation, our inability to retrieve physician or hospital documentation from their records, the auditors’ enforcement of requirements for documentation for patients begun on service during a time period when lesser levels of documentation were accepted practice, or unclear scoring methodologies used by the auditors, among other factors. In other instances, high error rates have resulted from the auditors’ use of more stringent interpretations of the types of medical necessity documentation required for CMS to pay for the services we provide. We have appealed the results of certain of these audits and made changes to our operating policies and procedures, but cannot predict the ultimate impact that the government’s expanded and more stringent auditing, or our policies, may have on our business, financial conditions or results of operations.

We have been informed by these auditors that other healthcare providers and all suppliers of certain DMEPOS product categories are expected to experience further increased scrutiny from these audit programs. When a government auditor ascribes a high error rate to one or more of our locations, it generally results in a protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from referral sources than has historically been required. It may also result in additional audit activity in other locations of ours in that state or DME MAC jurisdiction. Our error rate, aggregated with other DMEPOS suppliers in the industry, is then reported to Medicare contractors and Congress. According to the CERT contractors utilizing the more stringent interpretations of the medical necessity documentation requirements, the DMEPOS industry error rate in 2009 was 51.9%, was over 70% in 2010, was 61% in 2011, and was 66% in 2012. Further, DME MACs have continued to conduct extensive pre-payment reviews across the DME industry and, for example, have found that error rates for CPAP claims have ranged from 30% to 80%. We cannot currently predict the adverse impact, if any, that these new audits, methodologies and interpretations might have on our operations, cash flow and capital resources, but such adverse impact could be material.

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

We launched a substantial multi-year cost reduction plan in late 2007 across a number of identified initiatives realizing approximately $195.2 million in annualized pre-tax savings through December 31, 2012. As of December 31, 2012 we have approximately $8.0 million of projected costs savings and synergies remaining. Because of the ongoing reimbursement pressures on our industry, we plan to implement additional changes in our operating model to further reduce our costs. Projected cost savings associated with our future initiatives are subject to a variety of risks, including:

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

We have identified a number of areas throughout our operations where we intend to modify the current processes or systems in order to attain a higher level of productivity or ensure compliance. The ultimate cost savings expected from the successful design and implementation of such initiatives will be necessary to help offset the impact of Medicare and Medicaid reimbursement reductions and continued downward pressure on pricing. Additionally, Medicare and Medicaid often change their documentation requirements. The standards and rules for healthcare transactions, code sets and unique identifiers also continue to evolve, such as ICD 10 and HIPAA 5010 and other data security requirements. Moreover, government programs and/or commercial payors may have difficulties administering new standards and rules for healthcare transactions and this may adversely affect timelines of payment or payment error rates. The DMEPOS competitive bidding program also imposes new reporting requirements on contracted providers. From time to time, our outsourced contractor for certain information systems functions, Dell Services, makes operational, leadership or other changes that could impact our plans and cost-savings goals. Our failure to successfully design and implement system or process modifications could have a significant impact on our operations and financial condition. The implementation of many of the new standards and rules will require us to make substantial investments. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations. If our implementation efforts related to systems development are unsuccessful, we may need to write off amounts that we have capitalized related to systems development projects. Additionally, if systems development implementations do not occur, we may need to incur additional costs to support our existing systems.

Our Failure to Maintain Controls and Processes Over Billing and Collections or the Deterioration of the Financial Condition of Our Payors or Disputes With Third Parties Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

The collection of accounts receivable is one of our most significant challenges and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. There can be no assurance that we will be able to improve upon or maintain our current levels of collectability and days sales outstanding in future periods. Further, some of our payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. If we are unable to properly bill and collect our accounts receivable, our results will be adversely affected. In addition, from time to time we are involved in disputes with various parties, including our payors and their intermediaries regarding their performance of various contractual or regulatory obligations. These disputes sometimes lead to legal and other proceedings and cause us to incur costs or experience delays in collections, increases in our accounts receivable or loss of revenue. In addition, in the event such disputes are not resolved in our favor or cause us to terminate our relationships such parties, there may be an adverse impact on our results of operations or financial condition.

Our Outsourcing, Offshoring and Onshoring Activities Subject Us to Risks That Could Have a Significant Negative Impact on Our Results of Operations and Financial Condition.

Beginning in 2009, we outsourced certain billing, collections and other administrative and clerical services to Intelenet and certain information systems functions to Perot Systems Corporation (now Dell Services), both of which perform many of these services outside of the United States. Operations in other parts of the world involve certain regional geopolitical risks that are different than operating in the United States, including the possibility of civil unrest, terrorism and substantial regulation by the individual governments. In addition, federal and state regulators have expressed concerns regarding the impact of offshoring on American business in general, including, for example, job loss, security and privacy concerns. During 2010, we experienced negative reactions from federal and state regulators, payors, patients and referral sources as a result of the actual or perceived concerns caused by the outsourcing of portions of our business operations related to certain billing, collections and other administrative and clerical services and we experienced increases in accounts receivable, reserves, write-offs of accounts receivable and loss of revenues. Accordingly, we determined to return certain of these outsourced functions to our personnel in the United States. This transition resulted in various one-time costs and operational inefficiencies that impacted our results in 2011 and 2012.

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

Our Failure to Maintain Accreditation Could Impact Our Operations.

Accreditation is required by most of our managed care payors and became a mandatory requirement for all Medicare DMEPOS providers effective October 1, 2009. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission, and the Commission renewed our accreditation for another three years. The Company will undergo the next triennial survey cycle in 2013. More recently, The Joint Commission extended that accreditation to the former Praxair Healthcare Services locations we acquired in March 2011. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 20 years of continuous accreditation by The Joint Commission—longer than any other homecare provider. If we or any of our branches lose accreditation, or if any of our new branches are unable to become accredited, our failure to maintain accreditation or become accredited could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

Our business can be affected by a number of factors that are beyond our control such as general geopolitical, economic and business conditions, conditions in the financial services markets, and general political and economic developments. For example, federal deficit spending levels, the costs of military and security activities, government expenditures to support financial institutions or the U.S. credit markets in light of historical significant declines and volatility in the financial markets, or prolonged relief efforts in response to a natural disaster could increase pressure to reduce government expenditures for other purposes, including government-funded programs such as Medicare and Medicaid. Reductions in reimbursement from Medicare and Medicaid programs could result if there is a significant change in government spending priorities as a result. Any such reimbursement reductions could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

The Budget Control Act of 2011 authorized increases in the United State’s debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Committee, a bipartisan committee consisting of twelve Members of Congress instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012—2021. The Joint Committee was not limited in what it could propose to reduce the federal deficit. If the proposal had been issued by November 23, 2011, it would have been subject to special, expedited procedures in Congress. Because Congress and the President failed to enact legislation reducing the deficit by at least $1.2 trillion over the ten-year period of fiscal years 2012 – 2021 by the January 15, 2012 deadline, automatic spending reductions in fiscal years 2013 – 2021 through sequestration, the required cancellation of budgetary resources, have been triggered. Under sequestration, certain federal programs are protected, including Medicaid. However, sequestration would cause payments to Medicare providers and suppliers to be reduced by an amount not to exceed 2%. Under the Budget Control Act of 2011, the reduction in payments to Medicare providers and suppliers was to begin on January 2, 2013. However, on January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012, which the President signed into law on January 2, 2013. Among other provisions, this law delayed implementation of the sequestration reduction in payments to Medicare providers and suppliers until March 1, 2013. Because Congress and the Administration did not reach agreement on how to stave off the sequestration, it was effected on March 1. The law calls for the Medicare cuts to take effect on April 1, 2013. It is unclear how long the sequestration reductions will be in effect. Any further reductions in provider and supplier reimbursement rates under federal healthcare programs could have a material adverse effect on our financial condition and results of operations.

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

Our Strategic Growth Plan, Which May Involve Acquisition of Other Companies, May Not Succeed.

Our strategic growth plan may involve acquisition of other companies, such as our 2007 acquisition of Coram and our March 2011 acquisition of the assets of Praxair Healthcare Services’ home healthcare services division in the United States. Such acquisitions involve a number of risks, including:

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

The home respiratory/home medical equipment and home infusion therapy markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. We believe that the primary competitive factors are quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of our competitors may now or in the future have greater financial or marketing resources than we do. In addition, in certain markets, competitors may have more effective sales and marketing activities. Our largest national home respiratory/home medical equipment provider competitors are American HomePatient, Inc., Lincare Holdings, Inc. and Rotech Healthcare Inc. Our largest competitors in the home infusion therapy service market are Walgreens Home Care, Medco/Express Scripts and Bioscript. The rest of the homecare market in the United States consists of several medium-size competitors, as well as numerous small (under $3.5 million in annual revenues) local operations. There are relatively few barriers to entry in local home healthcare markets. Hospitals and health systems are routinely looking to provide coverage and better control of post acute healthcare services, including homecare services of the types we provide. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value based purchasing and other payment systems. For example, the Reform Package introduced various new payment and delivery system models, including Accountable Care Organizations (“ACOs”). ACOs can share in savings, assuming certain quality metrics are met or exceeded. The shared savings feature in ACOs causes them to reduce the amount of services they refer to us. ACOs may be formed by a variety of providers and/or suppliers, including hospitals and health systems, as well as home respiratory, home medical equipment and home infusion therapy service providers. Although participation in an ACO is voluntary, participation by our competitors in an ACO in certain markets may force us to participate as well or face a loss of business from ACO participants who are unwilling to refer to non-ACO participants. Even when we do participate, we may lose business if we do not meet the quality metrics that ACOs must earn to share in any savings they achieve. Moreover, commensurate with the formation of an ACO, physicians and/or hospitals may decide to provide home healthcare services through a newly developed capacity owned and/or controlled by themselves in a vertically integrated model. Similar programs may be adopted by other governmental, state and commercial payors, and we cannot predict the impact, if any, of such new models on our business. In addition, some managed care payors are developing their own pharmacy benefit managers (“PBMs”) or are expanding their contractual relationships with PBMs, and those PBMs then expand their scope of services into new areas such as specialty infusion and compete with us. We cannot assure you that these and other industry changes and the competitive nature of the homecare environment will not adversely affect our revenues and our business.

Our Business Operations are Labor Intensive. Difficulty Hiring Enough Additional Management and Other Employees, Increasing Costs of Compensation or Employee Benefits, and the Potential Impact of Unionization and Organizing Activities Could Have an Adverse Effect on Our Costs and Results of Operations.

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other employees. One of our largest costs is in the payment of salaries and benefits to our approximately 13,700 employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates among certain employee groups. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely be adversely affected. The Reform Package may materially increase our cost of providing health benefits to our employees and their dependents. In addition, union organizing activities have occurred in the past and may occur in the future, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

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

We have Identified a Material Weakness in Our Internal Controls Over Financial Reporting. If We Do Not Maintain Effective Internal Controls Over Financial Reporting, We Could Fail to Accurately Report Our Financial Results.

We have identified a material weakness in our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency or a combination of deficiencies in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. We did not effectively design and perform control activities to prevent or detect material misstatements that might exist in our presentation of cash receipts from the sale of patient service equipment on the consolidated statement of cash flows. In light of this material weakness in internal control over financial reporting, we also concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Subsequent to December 31, 2012, we have taken steps to remediate the material weakness described above. While we believe these steps have improved the effectiveness of our internal control over financial reporting and have remediated the material weakness, if our remediation efforts are insufficient to address the material weakness, or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions.

We have completed a number of acquisitions in the past several years, and may continue to pursue growth through strategic acquisitions. Among the risks associated with acquisitions are the risks of control deficiencies that result from the integration of the acquired business.

It is possible that other control deficiencies could be identified by our management or by our independent auditing firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny, cause investors to lose confidence in our reported financial condition, lead to a default under our indebtedness, materially affect the market price and trading liquidity of the Notes, and otherwise materially adversely affect our business and financial condition.

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

In connection with the impairment testing in the year ended December 31, 2011 and in the year ended December 31, 2012, we recorded non-cash impairment charges totaling $1,007.9 million, of which $657.9 million related to the year ended December 31, 2011 and $350.0 million related to the year ended December 31, 2012.

Non-cash impairment charge incurred in the year ended December 31, 2012 consisted of the following components:

(i)	Trade name impairment of $350.0 million, $270.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million is allocated to the home infusion therapy reporting unit.

Non-cash impairment charges of $657.9 million incurred in the year ended December 31, 2011 are as follows:

(i)	Goodwill impairment of $509.9 million;

(ii)	Trade name impairment of $60.0 million ($56.4 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $3.6 million of which relates to the home infusion therapy reporting unit);

(iii)	Capitated relationships intangible asset impairment of $30.4 million;

(iv)	Patient service equipment impairment of $45.5 million; and

(v)	Property, equipment and improvements impairment of $12.1 million.

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

Risks Relating to Our Indebtedness

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us From Fulfilling Our Obligations Under our Indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2012, we had approximately $1,042.7 million of total debt outstanding. Subject to the limits contained in the credit agreement governing our ABL Facility, the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

We have approximately 540 locations (including 530 branches) that serve patients in all 50 states, including branches, billing centers, pharmacies and warehouse locations. The regional facilities usually house a branch and various regional support functions such as repair, billing and distribution. The regional facilities are typically located in light industrial areas and generally range from 16,000 to 172,000 square feet. The typical branch facility is a combination warehouse and office and can range from 300 to 40,000 square feet. We lease substantially all of our facilities with lease terms of ten years or less.

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

We are a wholly owned subsidiary of Sky Acquisition LLC, which in turn is wholly owned through intermediate holding companies by the Investor Group. Accordingly, presently there is no public trading market for our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. We derived the selected financial data for the years ended December 31, 2012, 2011 and 2010, and as of December 31, 2012 and 2011 from our Consolidated Financial Statements and notes thereto appearing in this Annual Report. The selected financial data for the year ended December 31, 2009 and for the periods October 29, 2008 to December 31, 2008, January 1, 2008 to October 28, 2008, and as of December 31, 2010, 2009 and the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008 are derived from our consolidated financial statements, which are not included herein.

	Year Ended December 31,				Period October 29, 2008 to December 31, 2008(4)	Period January 1, 2008 to October 28, 2008(4)
(in thousands)	2012(1)	2011(2)	2010	2009(3)
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Statements of Operations Data:
Net revenues	$2,436,236	$2,301,379	$2,080,718	$2,094,561	$356,665	$1,773,289
Net (loss) income	(260,416)	(747,324)	(17,432)	(3,820)	(1,894)	56,453
Balance Sheet Data (As of December 31):
Total assets	$1,172,708	$1,502,544	$2,190,540	$2,309,047	$2,210,813
Long-term obligations, including current maturities	1,042,710	1,028,056	1,019,421	1,021,146	1,022,233
Stockholders’ (deficit) equity	(331,424)	(75,349)	665,312	678,731	672,820

(1)	Net loss for the year ended December 31, 2012 reflects the following non-cash impairment charge based on the results of the Company’s impairment testing as of December 31, 2012 and the tax impact associated with the impairment charge:

(i) Trade name impairment of $350.0 million, $270.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million is allocated to the home infusion therapy reporting unit; and

(ii) Tax benefit of $131.6 million relating to the intangible assets impairment.

All of these items resulted in a $218.4 million increase in the net loss in the year ended December 31, 2012.

(2)	Net loss for the year ended December 31, 2011 includes the non-cash impairment charges listed below based on the results of our 2011 annual impairment testing, the tax impact associated with the impairment charges and charges related to deferred tax valuation allowances. Except as noted, all of the impairment charges relate to the home respiratory therapy/home medical equipment reporting unit.

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

(vi) Tax benefit relating to the goodwill, intangible and long-lived assets impairment of $166.9 million; and

(vii) Valuation allowance against our net deferred tax assets of $220.5 million.

All of these items resulted in a $711.5 million increase in our net loss in the year ended December 31, 2011.

(3)	Net revenues for 2009 reflect $108.7 million in Medicare reimbursement reductions related to Medicare reimbursement reductions for oxygen, respiratory drugs, enteral and home medical equipment.

(4)	We were acquired by Sky Acquisition LLC, a company controlled by private investment funds affiliated with the Sponsor, on October 28, 2008. This acquisition affects the comparability of our 2008 financial statements to prior periods. Net revenues for the periods October 29, 2008 to December 31, 2008 and January 1, 2008 to October 28, 2008 were reduced by $4.1 million and $18.6 million, respectively, in Medicare reimbursement reductions on respiratory medications and related to reductions in equipment rental periods.

We did not pay any cash dividends on our common stock during any of the periods set forth in the table above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview. We have four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including total parenteral nutrition (“TPN”) services and enteral nutrition services. In these core service lines, we offer a variety of patient care management programs, including clinical and administrative support services, products and supplies, most of which are prescribed by a physician as part of a care plan. We provide these services to patients through approximately 530 locations throughout the United States. We have two reportable operating segments:

•	home respiratory therapy and home medical equipment; and

•	home infusion therapy.

Strategy

Our strategy is to position ourselves in the marketplace as a high-quality, cost-efficient provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in the home infusion therapy segment and expanded our platform for further cross-selling opportunities. Our acquisition of Praxair’s homecare business in the United States in March 2011 expanded our geographic footprint and market share in several key markets in the southeastern, south central and western areas of the country. Since January 1, 2010, we have expanded our home respiratory therapy and home medical equipment sales force by 28%, of which 8% relates to the acquisition of Praxair assets. During the same time period, the specialty infusion sales force has grown by 26% and become further stratified with dedicated sales resources allocated to fast-growing therapeutic service lines. This expansion in both business units has allowed us to more efficiently cover each market served by promoting our products and services to physicians, clinical specialists, hospital discharge planners and managed care organizations. On an ongoing basis, we continually evaluate the size of our sales force and the products/services we offer to the market within the context of changing market conditions, the competitive landscape, pricing, opportunities and threats. Additionally, this may include exiting certain products, markets, payors, and hospital agreements or reorganizing certain operations of our company.

•

Continue to participate in the managed care market and pursue opportunities created by health reform. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services enable us to sign preferred provider agreements and participating Health Maintenance Organization (“HMO”) agreements with managed care organizations. Managed care represented approximately 71% of our total net revenues for the year ended December 31, 2012. Health reform may create new models of care, such as Accountable Care Organizations and state insurance exchanges. Our size and scope of services may give us a competitive advantage in serving these new markets.

•

Leverage our national distribution infrastructure. With approximately 530 locations and a robust platform supporting shared national services, we believe that we can efficiently add products, services and patients to our systems to grow our revenues and leverage our cost structure. For example, we have successfully leveraged this distribution platform across a number of product and service offerings, including a continuous positive airway pressure (“CPAP”)/ bi-level supply replenishment program, enteral nutrition and negative pressure wound therapy (“NPWT”) services, and we are using our nursing capacity to provide infusion services through our growing network of ambulatory infusion suites. We seek to achieve margin improvements through operational initiatives focused on the continual reduction of costs and delivery of incremental efficiencies. At the same time, we believe that it is essential to consistently deliver superior customer service in order to increase referrals and retain existing patients. Performance improvement initiatives are underway in all aspects of our operations including customer service, patient and referral satisfaction, logistics, supply chain, clinical services and billing/collections. We believe that by being responsive to the needs of our patients and payors we can provide ourselves with opportunities to take market share from our competitors.

•

Continue to lead the industry in accreditation. The Medicare Improvement for Patients Act of 2008 (“MIPPA”) made accreditation mandatory for Medicare providers of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), effective October 1, 2009, per Centers for Medicare and Medicaid Services (“CMS”) regulation. We were the first durable medical equipment provider to seek and obtain voluntary accreditation from The Joint Commission. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission and the Commission renewed our accreditation for another three years. The Company will undergo the next triennial survey cycle in 2013.The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 21 years of continuous accreditation by The Joint Commission—longer than any other homecare provider.

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

Recent Developments

As previously disclosed, we recently undertook certain management changes as part of our ongoing efforts to reduce corporate overhead and to better align management with the Company’s two business segments: (1) home respiratory therapy/ home medical equipment and (2) home infusion therapy. These changes included the following:

•

Effective November 29, 2012, Mr. Figueroa was appointed Chief Executive Officer of the Company and Chairman of our Board of Directors, succeeding Dr. Payson. In addition, effective November 29, 2012, Mr. Figueroa also assumed the role of Chief Executive Officer of our home infusion therapy segment.

•

On November 29, 2012, Dr. Payson retired from his positions as Chief Executive Officer and Chairman of our Board of Directors and, effective November 29, 2012, he entered into a services agreement with us pursuant to which he has agreed to act as a senior advisor to the Company and certain of its affiliates and has agreed to continue to serve as a member of our Board of Directors.

•

Mr. Karkenny, our former Executive Vice President and Chief Financial Officer, left the Company on December 31, 2012 to pursue other business opportunities, and Peter A. Reynolds, our Chief Accounting Officer and Controller, assumed the role of Principal Financial Officer of the Company on January 1, 2013, in addition to his role as Chief Accounting Officer and Controller.

For further discussion of these and other management changes, see Item 11 of this annual report on Form 10-K.

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

Revenue and Accounts Receivable. Revenues are recognized under fee for service/product arrangements for equipment we rent to patients, sales of equipment, supplies, pharmaceuticals and other items we sell to patients and under capitation arrangements with third party payors for services and equipment we provide to the patients of these payors. Revenue generated from equipment that we rent to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 7%, 7% and 8% of total net revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid.

We provide various services and products to patients. These arrangements involve the sale of equipment, pharmaceuticals and medical supplies. Revenues from the sale of equipment, pharmaceuticals and medical supplies are recognized upon confirmation of delivery of the products. Additionally, we provide clinical nursing services to patients. Nursing services are recognized as revenue when the service is rendered.

Included in accounts receivable are earned but unbilled receivables of $56.8 million and $63.4 million at December 31, 2012 and 2011, respectively. The decrease in unbilled receivables is primarily due to the implementation of specific initiatives designed to reduce unbilled receivables, partially offset by delays resulting from the implementation of a new billing and admissions systems for our home infusion therapy segment. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Unbilled receivables can also be impacted by the transition of patients during the integration of acquisitions and overall revenue growth. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectibility.

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

The annual indefinite-lived intangible assets impairment test in 2012 resulted in an impairment of the trade name in the home respiratory/home medical equipment reporting unit as the fair value of the trade name asset was less than the carrying amount of the trade name. The fair value of the home respiratory/home medical equipment trade name was determined using a relief from royalty method under the income approach, which uses projected revenue allocable to the trade name and an assumed royalty rate. This impairment resulted in a charge of $270.0 million to reduce the value of the trade name included in the home respiratory therapy/home medical equipment reporting unit due to the lowered expectations for this reporting unit. Any further reduction in our projected home respiratory therapy/home medical equipment reporting unit net revenues could lead to additional impairment of the value of the reporting unit’s intangible assets. The 2012 annual impairment test related to indefinite-lived intangible assets in the home infusion therapy reporting unit, using the same method as described for the home respiratory/home medical equipment reporting unit, resulted in an impairment charge of $80.0 million as the fair value of the asset was less than the carrying amount related to the enteral business, which is part of the infusion therapy reporting unit.

Additionally, we recorded a tax benefit relating the intangible impairment of $131.6 million.

Step one of the goodwill impairment test was completed for the home infusion therapy reporting unit and it was determined that there was no impairment of goodwill since the fair value of the reporting unit substantially exceeded the carrying amount.

In the year ended December 31, 2011, we fully wrote off all goodwill related to the home respiratory/home medical equipment reporting unit.

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

For the three-year periods ended December 31, 2012 and December 31, 2011, we sustained cumulative book losses, after adjusting for non-recurring items. Therefore, we determined that it is more likely than not that substantially all of our net deferred tax assets (excluding deferred tax liabilities with an indefinite life) will not be realized and accrued valuation allowances of $238.5 million and $224.5 million at December 31, 2012 and December 31, 2011, respectively.

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

Recent Accounting Pronouncements. In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance for testing indefinite-lived intangible assets for impairment. The amendments permit a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more-likely-than-not that the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company concludes it is more-likely-than-not that the fair value of the indefinite-lived intangible asset exceeds its carrying value, then the company is not required to take further action. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. A company will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted the provisions of this guidance and the adoption did not have any impact on our consolidated financial statements.

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

Results of Operations

Year Ended December 31, 2012 Results Compared to the Year Ended December 31, 2011 Results

Net Revenues. Net revenues in the year ended December 31, 2012 were $2.44 billion compared to $2.30 billion in the year ended December 31, 2011. Revenue for the year ended December 31, 2012 increased primarily due to increased volume in the home infusion therapy segment and the home respiratory therapy and home medical equipment segment, as well as the acquisition of Praxair assets in March 2011.

We expect to continue to face pricing pressures from Medicare and Medicaid, such as Medicare competitive bidding or government sequestrations, as well as from our managed care customers as these payers seek to lower costs by obtaining more favorable pricing from providers such as us. In addition to the pricing reductions, such changes could cause us to provide reduced levels of certain products and services in the future, resulting in a corresponding reduction in revenue. See “Business—Government Regulation.”

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the year ended December 31, 2012 was 57.6%, compared to 57.4% for the year ended December 31, 2011. Excluding the $45.5 million impairment charge identified in our fiscal 2011 impairment testing related to patient service equipment in our home respiratory therapy/home medical equipment reporting unit, the gross profit margin for the year ended December 31, 2011 was 59.4%. The decline in gross profit margin percentage, excluding the 2011 impairment, was primarily due to a decrease in the home infusion therapy segment margin percentage due to a decline in the gross profit margin associated with specialty and enteral revenue and an increase in specialty revenue as a percentage of infusion segment net revenue. Our specialty revenue has a lower gross profit margin as a percentage of net revenue than our other infusion therapy revenue.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 2.7% and 3.0% in the years ended December 31, 2012 and December 31, 2011, respectively. The decrease in the provision for doubtful account in the year ended December 31, 2012, is the result of improved expectations for our overall cash collection rates.

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

Selling, distribution and administrative expenses were $1,244.4 million, or 51.1%, of total net revenues for the year ended December 31, 2012 compared to $1,225.4 million, or 53.2%, of total net revenues for the year ended December 31, 2011.

Selling, distribution and administrative expenses increased by $19.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was comprised of an increase in labor costs of $22.5 million, partially offset by a $3.5 million decrease in other operating expenses. For the years ended December 31, 2012 and 2011, the corporate costs included in selling, distribution and administrative expense were $203.9 million and $213.0 million, respectively.

The increase in labor costs of $22.5 million was primarily due to an increase of salaries and related benefits resulting from headcount increases during 2011 associated with our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel, growth in infusion headcount to support growth in our infusion revenue and increases in severance including executive severance incurred in the fourth quarter of 2012. These increases were partially offset by a decrease in incentive compensation as a result of not meeting certain targets in 2012.

The decrease in other operating expenses was $3.5 million as a result of a decrease in costs associated with the acquisition of Praxair assets, the favorable settlement of a dispute related to the Praxair transaction and a decrease in professional fees resulting from our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel. The decrease in expenses related to the acquisition of Praxair assets was primarily related to 2011 expenses associated with the closing of certain Praxair facilities and professional fees attributable to the acquisition. These decreases were partially offset by an increase in professional fees related to certain corporate matters and an increase in our infusion general and professional liability self insurance reserve.

Amortization of Intangible Assets. Amortization of intangible assets was $1.7 million and $4.5 million in the years ended December 31, 2012 and December 31, 2011, respectively. The decrease primarily resulted from the write-down of certain intangible assets in the fourth quarter of 2011.

Non-Cash Impairment of Property, Equipment and Improvements— Home Respiratory Therapy/Home Medical Equipment Reporting Unit. Impairment of property, equipment and improvements for the year ended December 31, 2011 was $12.1 million. There was no corresponding amount in the year ended December 31, 2012. The impairment charge in 2011 relates to our home respiratory therapy/home medical equipment reporting unit. The decrease in the carrying value in the home respiratory therapy/home medical equipment reporting unit is primarily due to lowered estimates of future cash flows as a result of lowered expectations of future net revenues and increased estimates of future selling, general and administrative costs. The circumstances leading to the impairment include an expectation that increased costs related to operating our intake, billing and collections functions will continue at levels higher than originally anticipated and at levels higher than experienced prior to offshoring. A portion of these higher costs relates to the changing and increasing documentation requirements of our payors. In addition, we expect pricing pressures from our payors in the near future to negatively impact our net revenues, gross margins and operating costs as a percentage of net revenues.

Non-Cash Impairment of Goodwill and Intangible Assets. Impairment of intangible assets for the year ended December 31, 2012 was $350.0 million related to the Apria trade name. This impairment was the result of a decrease in the carrying value of the trade name due to lowered estimates of future net revenues and operating results in our home respiratory therapy/home medical equipment reporting unit and a review of our current operating structure in our home infusion therapy reporting unit, which will likely result in the reporting unit ceasing to use the Apria trade name for the sale of enteral products in the next twelve months. As a result, there was a $270.0 million charge to our home respiratory therapy/home medical equipment reporting unit and $80.0 million charge to our home infusion therapy reporting unit. Impairment of goodwill and intangible assets for the year ended December 31, 2011 was $600.3 million.

In the year ended December 31, 2011, we recorded a $509.9 million goodwill impairment charge, a $60.0 million intangible asset impairment charge related to our trade name and a $30.4 million intangible asset impairment charge related to our capitated relationships. Of the $600.3 million of non-cash goodwill and intangible assets impairment charges, $596.7 million relates to our home respiratory therapy/home medical equipment reporting unit. The decrease in the carrying value in the home respiratory therapy/home medical equipment reporting unit is primarily due to lowered estimates of future cash flows as a result of lowered expectations of future net revenues and increased estimates of future selling, general and administrative costs. The circumstances leading to the impairment include an expectation that increased costs related to operating our intake, billing and collections functions will continue at levels higher than originally anticipated and at levels higher than experienced prior to offshoring. A portion of these higher costs relates to the changing and increasing documentation requirements of our payors. In addition, we expect pricing pressures from our payors in the near future to negatively impact our net revenues gross margins and operating costs as a percentage of net revenues.

Interest Expense. Interest expense increased $2.5 million, or 1.8%, to $135.0 million in the year ended December 31, 2012 from $132.5 million in the year ended December 31, 2011.

Interest Income and Other. Interest income and other increased to $1.4 million for the year ended December 31, 2012 from $0.7 million in the year ended December 31, 2011.

Income Tax Expense/(Benefit). Our effective tax rate for the year ended December 31, 2012 was 33.5% compared with (3.4)% for the year ended December 31, 2011. Our income tax benefit increased $(155.6) million to $(130.9) million in the year ended December 31, 2012 from a $24.7 million income tax expense in the year ended December 31, 2011 due to the following changes:

(in thousands )	Year Ended December 31, 2012	Year Ended December 31, 2011	Change
Income tax expense at statutory rate	$(136,962)	$(252,924)	$115,962
Non-deductible goodwill impairment	—	78,589	(78,589)
Non-deductible expenses	684	816	(132)
State taxes, net of federal benefit and state loss carryforwards	(8,326)	(19,096)	10,770
Share-based compensation	1,232	1,053	179
Change in federal and state valuation allowance	13,981	220,534	(206,553)
Change in liability for unrecognized tax benefits	(2,075)	(4,348)	2,273
Other	561	60	501

	$(130,905)	$24,684	$(155,589)

For the year ended December 31, 2011, we recognized an income tax expense of $24.7 million on a pre-tax book loss of $722.6 million primarily due to our determination that substantially all of our net deferred tax assets (excluding deferred tax liabilities with an indefinite life) will not be realized. Accordingly, we increased our federal and state valuation allowance by $220.5 million from $4.0 million at December 31, 2010 to $224.5 million at December 31, 2011. Additionally, our calendar 2011 income tax expense was increased by $78.6 million which resulted from the non-deductible portion of our goodwill impairment charge for the year ended December 31, 2011.

We recognized an income tax benefit of $130.9 million for the year ended December 31, 2012 on a pre-tax book loss of $391.3 million. Our tax benefit for 2012 was less than the statutory rate primarily due to a $14.0 million increase in the federal and state valuation allowance.

Our state tax benefit, before considering the change in valuation allowance, decreased $10.8 million to $8.3 million in the year ended December 31, 2012 from $19.1 in the year ended December 31, 2011 primarily due to the decrease in the pre-tax book loss sustained in the year ended December 31, 2012 compared to the year ended December 31, 2011.

For the year ended December 31, 2012, we increased our federal and state valuation allowance by $14.0 million from $224.5 million at December 31, 2011 to $238.5 million at December 31, 2012 to off-set corresponding increases in our net deferred tax assets for the year ended December 31, 2012. The valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of our valuation allowance.

Segment Net Revenues and EBIT

Segment financial results are based on directly assignable net revenues, cost of goods sold, bad debt expenses and selling, distribution and administrative costs, where available. Costs that are not directly assignable, such as corporate costs and certain selling, distribution and administrative expenses, are allocated based on various metrics including billed census, headcount and branch locations by segment, among others.

During the fourth quarter of 2012, we revised our allocation to reporting segments. This allocation is based on how we currently manage and discuss our operations. Our segment reporting for 2011 also reflects this change in the allocations.

The following table sets forth a summary of results of operations by segment:

	Net Revenues
(in thousands)	Year Ended December 31, 2012	Percentage of Net Revenues	Year Ended December 31, 2011	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$1,214,651	49.9%	$1,173,934	51.0%
Home infusion therapy	1,221,585	50.1	1,127,445	49.0

Total	$2,436,236	100.0%	$2,301,379	100.0%

	EBIT
(in thousands)	Year Ended December 31, 2012	Percentage of Net Revenues	Year Ended December 31, 2011	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment(a)	$(297,830)	(24.5)%	$(728,801)	(62.1)%
Home infusion therapy(b)	40,028	3.3%	138,156	12.3%

Total	$(257,802)		$(590,645)

(a)	The 2012 EBIT for the home respiratory therapy/home medical equipment reporting unit includes a non-cash impairment charge of $270.0 million related to impairment of our trade name.

The 2011 EBIT for the home respiratory therapy/home medical equipment reporting unit includes the following non-cash impairment charges totaling $654.3 million:

(i) Goodwill impairment of $509.9 million;

(ii) Intangible asset impairment of $86.8 million ($56.4 million related to trade name and $30.4 million related to capitated relationships);

(iii) Patient Service Equipment impairment of $45.5 million; and

(iv) Property, equipment and improvements impairment of $12.1 million.

(b)	The 2012 EBIT for the home infusion therapy reporting unit includes a non-cash impairment charge of $80.0 million related to the impairment of our trade name related to the enteral product. The 2011 EBIT for the home infusion therapy reporting unit includes $3.6 million of non-cash impairment charges related to our trade name intangible asset.

We allocate certain expenses that are not directly attributable to a product line based upon segment headcount.

See definition and reconciliation of EBIT to net loss included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues increased $40.7 million, or 3.5%, to $1,214.6 million in the year ended December 31, 2012 from $1,173.9 million in the year ended December 31, 2011. Revenues for the home respiratory therapy and home medical equipment segment decreased to 49.9% of total revenue in the year ended December 31, 2012 from 51.0% in the year ended December 31, 2011.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line increased by 1.6% in the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in revenue resulted primarily from an increase in sleep apnea revenue offset by a decrease in oxygen revenue as a result of an increase in sleep apnea volume and a decrease in oxygen volume and the acquisition of Praxair assets in March 2011.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 15.2% in the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was primarily due to an increase in the volume of negative pressure wound therapy products.

EBIT for the home respiratory therapy and home medical equipment segment in the year ended December 31, 2012 was a negative $297.8 million (including non-cash impairment charges of $270.0 million related to our trade name) compared to a negative $728.8 million (including non-cash impairment charges of $509.9 million related to goodwill, $56.4 million related to our trade name, $30.4 million related to capitated relationships, $45.5 million related to patient service equipment and $12.1 million related to property, equipment and improvements) in the year ended December 31, 2011. The negative EBIT was 24.5% of segment net revenues in the year ended December 31, 2012 compared to negative 62.1% of segment net revenues in the year ended December 31, 2011. Excluding the total non-cash impairment charges of $654.3 million in 2011 and the non-cash impairment charge of $270.0 million in 2012, the increase in the EBIT as a percentage of segment net revenues for the year ended December 31, 2011 to the year ended December 31, 2012 is 4.0% and is primarily due to a decrease in the provision for bad debts as a percentage of net revenue and a decrease in sales, distribution and administrative costs as a percentage of net revenues, partially offset by a slight decrease in gross margin in the year ended December 31, 2012 compared to the year ended December 31, 2011.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $94.2 million, or 8.3% to $1,221.6 million for the year ended December 31, 2012 from $1,127.4 million in the year ended December 31, 2011. Revenues for the home infusion therapy segment increased to 50.1% of total revenue in the year ended December 31, 2012 from 49.0% in the year ended December 31, 2011.

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

EBIT for the home infusion therapy segment in the year ended December 31, 2012 was $40.0 million (including non-cash impairment charges of $80.0 million related to our trade name) compared to $138.2 million (including non-cash impairment charges of $3.6 million related to our trade name) in the year ended December 31, 2011. EBIT was 3.3% of segment net revenues in the year ended December 31, 2012 compared to 12.3% of segment net revenues in the year ended December 31, 2011. Excluding the non-cash impairment charges of $3.6 million in 2011 and the non-cash impairment charge of $80.0 million in 2012, the decrease in EBIT as a percentage of net segment revenues for the year ended December 31, 2011 to the year ended December 31, 2012 is 2.8% and is primarily due to a decrease in the gross profit as a percentage of segment net revenues due to an increase in specialty revenues as a percent of infusion therapy segment net revenues, partially offset by a decrease in sales, distribution and administrative costs as a percentage of net revenues. Additionally there was an increase in the provision for doubtful accounts as a percentage of net revenues in the year ended December 31, 2012 compared to the year ended December 31, 2011.

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

The following table provides a reconciliation from net loss to EBIT:

(in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011
Net loss(a)	$(260,416)	$(747,324)
Interest expense, net	133,519	131,995
Income tax expense (benefit)	(130,905)	24,684

EBIT(b)	$(257,802)	$(590,645)

(a)	Net loss for the year ended December 31, 2012 reflects the following non-cash impairment charge based on the results of our impairment testing as of December 31, 2012 and the tax impact associated with the impairment charge:

(i) Trade name impairment of $350.0 million, $270.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million is allocated to the home infusion therapy reporting unit; and

(ii) Tax benefit of $131.6 million relating to the intangible assets impairment.

All of these items resulted in a $218.4 million increase in the net loss in the year ended December 31, 2012.

Net loss for the year ended December 31, 2011 includes the non-cash impairment charges listed below based on the results of our 2011 annual impairment testing, the tax impact associated with the impairment charges and charges related to deferred tax valuation allowances. Except as noted, all of the impairment charges relate to the home respiratory therapy/home medical equipment reporting unit.

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

(vi) Tax benefit relating to the goodwill, intangible and long-lived assets impairment of $166.9 million; and

(vii) Valuation allowance against net deferred tax assets of $220.5 million.

All of these items resulted in a $711.5 million increase in the net loss in the year ended December 31, 2011.

(b)	EBIT for 2012 includes a $350.0 million intangible impairment charge, $270.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million is allocated to the home infusion therapy reporting unit.

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

Non-Cash Impairment of Property, Equipment and Improvements— Home Respiratory Therapy/Home Medical Equipment Reporting Unit. Impairment of property, equipment and improvements for the year ended December 31, 2011 was $12.1 million. The impairment charge relates to our home respiratory therapy/home medical equipment reporting unit. The decrease in the carrying value in the home respiratory therapy/home medical equipment reporting unit is primarily due to lowered estimates of future cash flows as a result of lowered expectations of future net revenues and increased estimates of future selling, general and administrative costs. The circumstances leading to the impairment include an expectation that increased costs related to operating our intake, billing and collections functions will continue at levels higher than originally anticipated and at levels higher than experienced prior to offshoring. A portion of these higher costs relates to the changing and increasing documentation requirements of our payors. In addition, we expect pricing pressures from our payors in the near future to negatively impact our net revenues, gross margins and operating costs as a percentage of net revenues.

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

Segment Net Revenues and EBIT

Segment financial results are based on directly assignable net revenues, cost of goods sold, bad debt expenses and selling, distribution and administrative costs, where available. Costs that are not directly assignable, such as corporate costs and certain selling, distribution and administrative expenses, are allocated based on various metrics including billed census, headcount and branch locations by segment, among others.

During the fourth quarter of 2012, we revised our allocation to reporting segments. This allocation is based on how we currently manage and discuss our operations. Our segment reporting for 2011 and 2010 also reflects this change in the allocations.

The following table sets forth a summary of results of operations by segment:

	Net Revenues
(in thousands)	Year Ended December 31, 2011	Percentage of Net Revenues	Year Ended December 31, 2010	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$1,173,934	51.0%	$1,086,122	52.2%
Home infusion therapy	1,127,445	49.0	994,596	47.8

Total	$2,301,379	100.0%	$2,080,718	100.0%

	EBIT
(in thousands)	Year Ended December 31, 2011	Percentage of Net Revenues	Year Ended December 31, 2010	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment(a)	$(728,801)	(62.1)%	$(26,404)	(2.4)%
Home infusion therapy(b)	138,156	12.3%	130,896	13.2

Total	$(590,645)		$104,492

(a)	The 2011 EBIT for the home respiratory therapy/home medical equipment reporting unit includes the following non-cash impairment charges totaling $654.3 million:

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

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues increased $87.8 million, or 8.1%, to $1,173.9 million in the year ended December 31, 2011 from $1,086.1 million in the year ended December 31, 2010. Revenues for the home respiratory therapy and home medical equipment segment decreased to 51.0% of total revenue in the year ended December 31, 2011 from 52.2% in the year ended December 31, 2010.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line increased by 7.8% in the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in revenue resulted primarily from increases in sleep apnea and oxygen. Revenue in this service line was positively impacted by the acquisition of Praxair assets and negatively impacted by the termination of or changes to certain payor contracts. In addition, we experienced an increase in sleep apnea volume.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 9.6% in the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was primarily due to an increase in overall volume. The increase in overall volume was partially offset by a decrease in revenue due to the termination of, or changes to, certain payor contracts.

EBIT for the home respiratory therapy and home medical equipment segment in the year ended December 31, 2011 was a negative $728.8 million (including non-cash impairment charges of $509.9 million related to goodwill, $56.4 million related to our trade name, $30.4 million related to capitated relationships, $45.5 million related to patient service equipment and $12.1 million related to property, equipment and improvements) compared to a negative $26.4 million in the year ended December 31, 2010. The negative EBIT was 62.1% of segment net revenues in the year ended December 31, 2011 compared to negative 2.4% of segment net revenues in the year ended December 31, 2010. Excluding the total non-cash impairment charges of $654.3 million, the increase in the EBIT as a percentage of segment net revenues from a negative 2.4% for the year ended December 31, 2010 to a negative 6.3% in the year ended December 31, 2011 is primarily due to an increase in sales, distribution and administrative costs as a percentage of net revenues, partially offset by a decrease in provision for bad debts as a percentage of net revenues in the year ended December 31, 2011 compared to the year ended December 31, 2010.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $132.8 million, or 13.4% to $1,127.4 million for the year ended December 31, 2011 from $994.6 million in the year ended December 31, 2010. Revenues for the home infusion therapy segment increased to 49.0% of total revenue in the year ended December 31, 2011 from 47.8% in the year ended December 31, 2010.

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

EBIT for the home infusion therapy segment in the year ended December 31, 2011 was $138.2 million (including non-cash impairment charges of $3.6 million related to our trade name) compared to $130.9 million in the year ended December 31, 2010. EBIT was 12.3% of segment net revenues in the year ended December 31, 2011 compared to 13.2% of segment net revenues in the year ended December 31, 2010. Excluding the non-cash impairment charges of $3.6 million, the decrease in EBIT as a percentage of net segment revenues from 13.2% for the year ended December 31, 2010 to 12.6% for the year ended December 31, 2011 is primarily due to a decrease in the gross profit as a percentage of segment net revenues due to an increase in specialty revenues as a percent of infusion therapy segment net revenues and an increase in the provision for doubtful accounts as a percentage of net revenues in the year ended December 31, 2011 compared to the year ended December 31, 2010.

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

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

(in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net cash provided by operating activities	$85,603	$60,344	$45,353
Net cash used in investing activities	(103,096)	(144,924)	(55,907)
Net cash provided by (used in) financing activities	15,477	4,539	(38,472)

Net decrease in cash and equivalents	(2,016)	(80,041)	(49,026)
Cash and equivalents at beginning of period	29,096	109,137	158,163

Cash and equivalents at end of period	$27,080	$29,096	$109,137

In the year ended December 31, 2012, our free cash flow was $(17.4) million. For the year ended December 31, 2011 our free cash flow was $(61.1) million. See discussion below on changes in the components of free cash flow; net cash provided by operations and purchases of patient service equipment and property, equipment and improvements. Free cash flow is a financial measure which is not calculated in accordance with GAAP. Free cash flow is defined as cash provided by operating activities less purchases of patient service equipment and property, equipment and improvements, net of proceeds from the sale of patient service equipment and other exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with GAAP. Further, free cash flow may not be comparable to similarly titled measures used by other companies.

A table reconciling free cash flow to net cash provided by operating activities is presented below.

(in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Reconciliation—Free Cash Flow:
Net loss(a)	$(260,416)	$(747,324)	$(17,432)
Non-cash items(b)	390,418	889,589	185,441
Change in operating assets and liabilities	(44,399)	(81,921)	(122,656)

Net cash provided by operating activities	85,603	60,344	45,353
Less: Purchases of patient service equipment, property, equipment, improvements, net of proceeds from sale of patient service equipment and other	(102,975)	(121,466)	(77,180)

Free cash flow	$(17,372)	$(61,102)	$(31,827)

(a)	Net loss for the year ended December 31, 2012 reflects the following non-cash impairment charge based on the results of our impairment testing as of December 31, 2012 and the tax impact associated with the impairment charge:

(i) Trade name impairment of $350.0 million, $270.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million is allocated to the home infusion therapy reporting unit; and

(ii) Tax benefit of $131.6 million relating to the intangible assets impairment.

All of these items resulted in a $218.4 million increase in the net loss in the year ended December 31, 2012.

Net loss for the year ended December 31, 2011 includes the non-cash impairment charges listed below based on the results of our 2011 annual impairment testing, the tax impact associated with the impairment charges and charges related to deferred tax valuation allowances. Except as noted, all of the impairment charges relate to the home respiratory therapy/home medical equipment reporting unit.

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

(vi) Tax benefit relating to the goodwill, intangible and long-lived assets impairment of $166.9 million; and

(vii) Valuation allowance against our net deferred tax assets of $220.5 million.

All of these items resulted in a $711.5 million increase in our net loss in the year ended December 31, 2011.

(b)	2012 includes a $350.0 million intangible impairment charge, $270.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million is allocated to the home infusion therapy reporting unit.

2011 includes $657.9 million related to goodwill, intangible and long-lived asset non-cash impairment charges of which $654.3 million relates to our home respiratory therapy/home medical equipment reporting unit.

The Year Ended December 31, 2012 Results Compared to the Year Ended December 31, 2011

Net cash provided by operating activities in the year ended December 31, 2012 was $85.6 million compared to $60.3 million in the year ended December 31, 2011, an increase of $25.3 million. The increase in net cash provided by operating activities resulted primarily from a $37.5 million decrease in the cash used related to the change in operating assets and liabilities to a $44.4 million use of cash in 2012 from a $81.9 million use of cash in 2011, offset by a $12.3 million decrease when combining our net loss less our non-cash items.

The $37.5 million decrease in cash used by the change in operating assets and liabilities consisted primarily of the following:

•

$51.0 million decrease in cash used by accounts receivable to a $73.0 million use of cash in the year ended December 31, 2012 from a $124.0 million use of cash in the year ended December 31, 2011. The decrease was primarily due to our decision to return certain outsourced functions relating to documentation, billing and collections back to Apria personnel, and the implementation of a new billing and admission system for our home infusion therapy segment.

•

$13.8 million increase in cash provided by accrued expenses to a $22.3 million provision of cash in the year ended December 31, 2012 from a $8.5 million provision of cash in the year ended December 31, 2011. The increase was primarily due to an increase in certain accruals during 2012.

•

$9.2 million decrease in cash used by income taxes to a $2.8 million use of cash in the twelve months ended December 31, 2012 from a $12.0 million use of cash in the twelve months ended December 31, 2011. The decrease was primarily due to a reduction in the release of our tax contingency accruals for the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011. Reductions to our tax contingency accruals resulted from changes in tax law and the expiration of statutes of limitations.

Offset by:

•

$14.9 million increase in cash used by inventories to a $10.4 million use of cash in the twelve months ended December 31, 2012 from a $4.5 million provision of cash in the twelve months ended December 31, 2011. The increase was primarily due to timing of inventory purchases and sales.

•

$8.6 million decrease in cash provided by accrued payroll to a $1.3 million provision of cash in the twelve months ended December 31, 2012 from a $9.9 million provision of cash in the twelve months ended December 31, 2011. The decrease was primarily due to a decrease in incentive compensation as a result of not meeting certain targets in 2012 and the timing of payments.

•

$7.5 million decrease in cash provided by accounts payable to a $27.0 million provision of cash in the twelve months ended December 31, 2012 from a $34.5 million provision of cash in the twelve months ended December 31, 2011. The increase was primarily due to the timing of payments on invoices.

Net cash used in investing activities in the year ended December 31, 2012 was $103.1 million, compared to $144.9 million in the year ended December 31, 2011. The primary use of funds in 2012 was $149.6 million to purchase patient service equipment and property, equipment and improvements; $123.9 million related to patient service equipment to support revenue growth and $25.7 million related to property, equipment and improvements, primarily due to additions to our information systems and leasehold improvements. This was partially offset by proceeds from the sale of patient service equipment and other of $46.7 million. The primary use of funds in 2011 was $163.1 million to purchase patient service equipment and property, equipment and improvements; $123.8 million related to patient service equipment and $39.3 million related to property, equipment and improvements, primarily due to additions to our information systems and leasehold improvements. This was partially offset by proceeds from the sale of patient service equipment and other of $41.6 million.

Net cash provided by financing activities in the year ended December 31, 2012 was $15.5 million compared to a $4.5 million provision of cash in the year ended December 31, 2011. Net cash provided by financing activities in the year ended December 31, 2012 primarily reflected the borrowing of a net $15.0 million from our ABL Facility. In 2011, net cash provided by financing activities primarily reflected the borrowing of $10.0 million from our ABL Facility offset by a use of cash of $3.5 million related to debt issuance costs of the ABL Facility.

The Year Ended December 31, 2011 Results Compared to the Year Ended December 31, 2010

Net cash provided by operating activities in the year ended December 31, 2011 was $60.3 million compared to $45.4 million in the year ended December 31, 2010, an increase of $14.9 million. The increase in net cash provided by operating activities resulted primarily from a $40.7 million decrease in the cash used related to the change in operating assets and liabilities to a $81.9 million use of cash in 2011 from a $122.7 million use of cash in 2010, offset by a $25.7 million increase when combining our net loss less our non-cash items.

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

Net cash used in investing activities in the year ended December 31, 2011 was $144.9 million, compared to $55.9 million in the year ended December 31, 2010. The primary use of funds in 2011 was $163.1 million to purchase patient service equipment and property, equipment and improvements; $123.8 million related to patient service equipment to support revenue growth and $39.3 million related to property, equipment and improvements, primarily due to additions to our information systems and leasehold improvements. This was partially offset by proceeds from the sale of patient service equipment and other of $41.6 million. The primary use of funds in 2010 was $117.0 million to purchase patient service equipment and property, equipment and improvements; $85.2 million related to patient service equipment and $31.8 million related to property, equipment and improvements, primarily due to additions to our information systems. Additionally, there were $8.1 million related to purchases of short-term investments. This was partially offset by proceeds from the sale of patient service equipment and other of $39.8 million and by maturities of $31.8 million of short-term investments during this same period.

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

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Totals
Series A-1 Notes	$—	$700	$—	$—	$700
Series A-2 Notes	—	318	—	—	318
Amended ABL Facility(1)(2)	25	—	—	—	25
Interest Payments on Series A-1 Notes(3)	79	79	—	—	158
Interest Payments on Series A-2 Notes(4)	39	39	—	—	78
Fees on ABL Facility(2)(5)	2	1	—	—	3
Operating Leases	55	85	46	13	199
Capitalized Leases(6)	—	—	—	—	—
Purchase Obligations(7)	38	70	50	29	187
Unrecognized Tax Benefits(8)	—	—	—	—	—

Total Contractual Cash Obligations	$238	$1,292	$96	$42	$1,668

(1)	Borrowings under the Amended ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 1/2 of 1%, plus an applicable margin of 1.00% to 1.50% based on the average excess availability (currently 1.00%) or (b) a LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.00% to 2.50% based on average excess availability (currently 2.00%). The applicable margin for borrowings under our ABL Facility is subject to step ups and step downs based on average excess availability under the ABL Facility.
(2)	The actual amounts of interest and fee payments under the ABL Facility will ultimately depend on the amount of debt and letters of credit outstanding and the interest rates in effect during each period. We are also required to pay customary letter of credit fees equal to the applicable margin on LIBOR loans and certain agency fees.
(3)	Represents aggregate interest payments on $700.0 million of the Series A-1 Notes issued in May 2009 that is paid semi-annually in May and November. Interest payments on the Series A-1 Notes will total approximately $79 million annually until the Series A-1 Notes mature on November 1, 2014. The effective interest rate at December 31, 2012 was 11.25%.

(4)	Represents aggregate interest payments on $317.5 million of the Series A-2 Notes issued in August 2009 that is paid semi-annually in May and November. Interest payments on the Series A-2 Notes will total approximately $39 million annually until the Series A-2 Notes mature on November 1, 2014. The effective interest rate at December 31, 2012 was 12.375%.
(5)	The fees payable on the Amended ABL Facility are based on an assumed fee for undrawn amounts of 0.50%, which represents the fees payable under the Amended ABL Facility assuming no borrowings or drawn letters of credit. We are required to pay a commitment fee on the Amended ABL Facility, in respect of the unutilized commitments there under, ranging from 0.375% to 0.50% per annum, which fee is determined based on the utilization of our Amended ABL Facility (increasing when utilization is low and decreasing when utilization is high). The fees also include an administrative fee which is paid quarterly.
(6)	Less than $1 million.
(7)	The purchase obligations primarily relate to approximately $149.1 million we expect to pay under an agreement with Dell Services (formerly Perot Systems) and approximately $36.0 million we expect to pay under an agreement with Intelenet. However, if we terminated the agreements, the required obligation to vendors could be reduced to approximately $13.4 million for Dell Systems and $6.7 million for Intelenet.
(8)	Gross unrecognized tax benefits of $7.0 million are included within “Income Taxes Payable and Other Non-current Liabilities” in the total liabilities section of our December 31, 2012 consolidated balance sheet. The entire 7.0 million amount is not reflected in the contractual cash obligations table above since we cannot make a reliable estimate of the period in which cash payments will occur.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $397.4 million as of December 31, 2012 from $391.1 million at December 31, 2011. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the rolling average of total net revenues) were 51 days at December 31, 2012, compared to 51 days at December 31, 2011. The increase in accounts receivable is primarily the result of the overall increase in revenue during 2012.

Accounts aged in excess of 180 days expressed as percentages of total receivables for certain major payor categories, and in total, are as follows:

	December 31, 2012	December 31, 2011
Total	21.8%	20.0%
Medicare	17.2%	15.9%
Medicaid	15.7%	20.1%
Patient Self pay	31.5%	31.5%
Managed care/other	22.5%	19.9%

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $56.8 million and $63.4 million at December 31, 2012 and 2011, respectively. The decrease in unbilled receivables is primarily due to the implementation of specific initiatives designed to reduce unbilled receivables. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

Inventories and Patient Service Equipment. Inventories consist primarily of pharmaceuticals and disposable products used in conjunction with patient service equipment. Patient service equipment consists of respiratory and home medical equipment that is provided to in-home patients for the course of their care plan, normally on a rental basis, and subsequently returned to us for redistribution after cleaning and maintenance is performed. The Company maintains inventory and patient service equipment at levels we believe will provide for the needs of our patients.

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

Substantially all of Apria’s 100% – owned subsidiaries (the “Guarantors”) jointly and severally, unconditionally guarantee the Series A-1 Notes and the Series A-2 Notes on a senior secured basis. The Guarantors also guarantee Apria’s ABL Facility.

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

As of December 31, 2012, there were $25.0 million in borrowings under the ABL Facility, outstanding letters of credit totaled $23.6 million and additional availability under the ABL Facility, subject to the borrowing base, was $201.4 million. As of December 31, 2012, the available borrowing base did not constrain our ability to borrow the entire $201.4 million of available borrowing capacity under our ABL Facility. At December 31, 2012, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA:

(in thousands)	Year Ended December 31, 2012
Net loss(a)	$(260,416)
Interest expense, net(b)	133,519
Income tax expense	(130,905)
Depreciation and amortization	113,954
Non-cash impairment charges (c)	350,000
Non-cash items(d)	22,895
Costs incurred related to initiatives(e)	33,391
Other adjustments(f)	6,996
Projected cost savings and synergies(g)	7,975

Adjusted EBITDA	$277,409

(a)	Net loss for the year ended December 31, 2012 reflects the following non-cash impairment charge based on the results of our impairment testing as of December 31, 2012 and the tax impact associated with the impairment charge:

(i) Trade name impairment of $350.0 million, $270.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million is allocated to the home infusion therapy reporting unit; and

(ii) Tax benefit of $131.6 million relating to the intangible assets impairment.

All of these items resulted in a $218.4 million increase in the net loss in the year ended December 31, 2012.

See “—Critical Accounting Policies—Goodwill and Long-Lived Assets” and “Results of Operations” for a discussion of impairment changes for our home respiratory therapy/home medical equipment reporting unit.

(b)	Reflects $135.0 million of interest expense, net of $1.5 million of interest income for the year ended December 31, 2012.
(c)	Reflects the $350.0 million non-cash impairment charge described in (a) above.
(d)	Non-cash items are comprised of the following:

(in thousands)	Year Ended December 31, 2012
Profit interest units compensation expense	$3,519
Loss on patient service equipment, disposition of assets and other(i)	19,376

Total non-cash items	$22,895

(i)	Primarily represents the net book value of our patient service equipment upon sale, disposal or write-off, which is a non-cash expense included within cost of net revenues in our consolidated statements of operations.

(e)	Costs incurred related to initiatives, executive severance and other are comprised of the following:

(in thousands)	Year Ended December 31, 2012
Costs and expenses related to initiatives(i)	$29,615
Acquisition of Praxair assets(ii)	297
Executive severance and retention(iii)	5,801
Other (iv)	(2,322)

Total costs incurred related to initiatives	$33,391

(i)	Represents salaries and wages, severance, relocation consulting fees and other expenses for the year ended December 31, 2012, primarily related to five projects: (1) professional fees related to certain corporate matters; (2) the offshoring and subsequent onshoring of certain of our billing and collections functions; (3) a new billing and collections system for our home infusion therapy business; (4) centralization of our admissions process for our home infusion therapy business; and (5) sales force and operations optimization.
(ii)	Represents costs related to the March 4, 2011 acquisition of Praxair assets.
(iii)	Represents executive severance and retention expense as a result of the Merger for the year ended December 31, 2012.
(iv)	Represents a settlement relates to a prior acquisition.
(f)	Other adjustment items primarily relates to the Sponsor management fee of $7.0 million for the year ended December 31, 2012.
(g)	Represents projected net cost saving and synergies to be realized in connection with acquisitions and cost saving, restructuring and other similar initiatives.

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

During 2012, 2011 and 2010 we purchased certain assets and businesses for total consideration of $0.1 million, $23.4 million and $2.4 million, respectively.

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

At December 31, 2012, there were $25 million in borrowings under our ABL Facility. The credit agreement governing the ABL Facility provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the bank credit agreement. At December 31, 2011, all of our outstanding asset-based debt was tied to the Bank of America prime rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term Debt.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Apria Healthcare Group Inc.

Lake Forest, CA

We have audited the accompanying consolidated balance sheets of Apria Healthcare Group Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apria Healthcare Group Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2011 and 2010 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, CA

March 11, 2013

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2012	2011
		(As Restated- See Note 2)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,080	$29,096
Accounts receivable, less allowance for doubtful accounts of $53,017 and $53,934 at December 31, 2012 and 2011, respectively	344,421	337,212
Inventories	68,075	57,683
Deferred income taxes	—	168
Deferred expenses	3,798	3,681
Prepaid expenses and other current assets	16,890	23,927

TOTAL CURRENT ASSETS	460,264	451,767
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $185,774 and $176,526 at December 31, 2012 and 2011, respectively	186,460	166,769
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	76,823	83,768
GOODWILL	258,725	258,725
INTANGIBLE ASSETS, NET	133,781	485,366
DEFERRED DEBT ISSUANCE COSTS, NET	30,207	44,636
OTHER ASSETS	26,448	11,513

	$1,172,708	$1,502,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$157,530	$135,572
Accrued payroll and related taxes and benefits	70,547	69,217
Deferred income taxes current	986	—
Other accrued liabilities	74,464	66,694
Deferred revenue	27,785	28,649
Current portion of long-term debt	25,195	10,301

TOTAL CURRENT LIABILITIES	356,507	310,433
LONG-TERM DEBT, net of current portion	1,017,515	1,017,755
DEFERRED INCOME TAXES	68,907	200,225
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	61,203	49,480

TOTAL LIABILITIES	1,504,132	1,577,893
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value: 1,000 shares authorized; 100 shares issued at December 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	695,211	690,870
Accumulated deficit	(1,026,635)	(766,219)

TOTAL STOCKHOLDERS’ DEFICIT	(331,424)	(75,349)

	$1,172,708	$1,502,544

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net revenues:
Fee for service arrangements	$2,254,467	$2,133,487	$1,921,281
Capitation	181,769	167,892	159,437

TOTAL NET REVENUES	2,436,236	2,301,379	2,080,718

Costs and expenses:
Cost of net revenues
Product and supply costs	863,140	757,850	661,145
Patient service equipment depreciation	81,481	94,386	94,453
Non-cash impairment of patient service equipment – home respiratory therapy/home medical equipment reporting unit	—	45,500	—
Home respiratory therapy services	27,271	25,380	27,286
Nursing services	42,833	42,095	37,407
Other	17,410	15,122	13,212

TOTAL COST OF NET REVENUES	1,032,135	980,333	833,503
Provision for doubtful accounts	65,786	69,551	70,859
Selling, distribution and administrative	1,244,411	1,225,400	1,066,953
Amortization of intangible assets	1,706	4,478	4,812
Non-cash impairment of property, equipment and improvements – home respiratory therapy/home medical equipment reporting unit	—	12,100	—
Non-cash impairment of goodwill and intangible assets	350,000	600,268	—

TOTAL COSTS AND EXPENSES	2,694,038	2,892,130	1,976,127

OPERATING (LOSS) INCOME	(257,802)	(590,751)	104,591
Interest expense	134,962	132,579	130,849
Interest income and other	(1,443)	(690)	(914)

LOSS BEFORE TAXES	(391,321)	(722,640)	(25,344)
Income tax (benefit) expense	(130,905)	24,684	(7,912)

NET LOSS	$(260,416)	$(747,324)	$(17,432)

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

(in thousands)	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Total Stockholders Equity (Deficit)
	Shares	Par Value		Shares	Cost
Balance at December 31, 2009	—	$—	$684,445	—	$—	$(5,714)	$678,731
Prior period adjustment – See Note 2						4,251	4,251

Balance at December 31, 2009 – As Restated	—	$—	$684,445	—	$—	$(1,463)	$682,892
Cash paid on profit interest units			(92)				(92)
Profit interest			4,105				4,105
Net loss						(17,432)	(17,432)

Balance at December 31, 2010 – As Restated	—	$—	$688,458	—	$—	$(18,895)	$669,563

Cash paid on profit interest units			(1,597)				(1,597)
Profit interest			3,009				3,009
Equity contribution			1,000				1,000
Net loss						(747,324)	(747,324)

Balance at December 31, 2011 – As Restated	—	$—	$690,870	—	$—	$(766,219)	$(75,349)
Cash paid on profit interest units			(178)				(178)
Profit interest			3,519				3,519
Equity contribution			1,000				1,000
Net loss						(260,416)	(260,416)

Balance at December 31, 2012	—	$—	$695,211	—	$—	$(1,026,635)	$(331,424)

See notes to consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
		(As Restated-See Note 2)	(As Restated-See Note 2)
OPERATING ACTIVITIES
Net loss	$(260,416)	$(747,324)	$(17,432)
Items included in net loss not requiring cash:
Provision for doubtful accounts	65,786	69,551	70,859
Depreciation	112,248	129,130	123,850
Amortization of intangible assets	1,706	4,478	4,812
Non-cash impairment of goodwill, intangible and long-lived assets	350,000	657,868	—
Amortization of deferred debt issuance costs	14,429	12,521	10,784
Deferred income taxes	(130,164)	35,343	(7,299)
Expense on profit interest units	3,519	3,009	4,105
Gain on sale of patient service equipment and other	(27,106)	(22,311)	(21,670)
Changes in operating assets and liabilities, exclusive of effects of acquisitions:
Accounts receivable	(72,995)	(123,965)	(101,524)
Inventories	(10,392)	4,551	(5,627)
Prepaid expenses and other assets	(7,898)	(4,967)	4,481
Accounts payable, exclusive of book cash overdraft	27,045	34,520	(711)
Accrued payroll and related taxes and benefits	1,330	9,953	(7,769)
Income taxes payable	(2,774)	(11,993)	(1,794)
Deferred revenue, net of deferred expenses	(981)	1,525	(761)
Accrued expenses	22,266	8,455	(8,951)

NET CASH PROVIDED BY OPERATING ACTIVITIES	85,603	60,344	45,353

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(149,645)	(163,083)	(117,022)
Purchases of short-term investments	—	—	(8,087)
Maturities of short-term investments	—	—	31,761
Proceeds from sale of patient service equipment and other	46,670	41,637	39,842
Cash paid for acquisitions	(121)	(23,478)	(2,401)

NET CASH USED IN INVESTING ACTIVITIES	(103,096)	(144,924)	(55,907)

FINANCING ACTIVITIES
Proceeds from ABL Facility	465,000	10,000	—
Payments on ABL Facility	(450,000)	—	—
Payments on other long-term debt	(345)	(1,365)	(1,725)
Change in book cash overdraft included in accounts payable	—	—	(32,533)
Debt issuance costs	—	(3,499)	(4,122)
Equity contribution	1,000	1,000	—
Cash paid on profit interest units	(178)	(1,597)	(92)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,477	4,539	(38,472)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,016)	(80,041)	(49,026)
Cash and cash equivalents at beginning of period	29,096	109,137	158,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,080	$29,096	$109,137

SUPPLEMENTAL DISCLOSURES—See Note 8—Long-term Debt and Note 10—Income Taxes for cash paid for interest and income taxes, respectively.

NON-CASH TRANSACTIONS—See Statements of Stockholders’ Equity, Note 6—Business Combinations and Note 11—Leases for tax benefit from liabilities assumed in acquisitions and purchase of property and equipment under capital leases, respectively.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective year. Such amounts are then included in the following year’s purchases. Unpaid purchases were $14.0 million, $19.3 million and $7.6 million at December 31, 2012, 2011 and 2010, respectively.

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

On October 28, 2008, the Company completed a merger (the “Merger”) with Sky Merger Sub Corporation (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of Sky Acquisition LLC, a Delaware limited liability company (“Buyer” or “Sky LLC”). Buyer is controlled by private investment funds affiliated with The Blackstone Group (“Sponsor”).

Company Background: The Company operates in the home healthcare segment of the healthcare industry, providing a variety of high-quality clinical patient care management programs, related products and supplies as prescribed by a physician and/or authorized by a case manager as part of a care plan. Essentially all products and services offered by the Company are provided through the Company’s network of approximately 530 locations, which are located throughout the United States. The Company provides services and products in two operating segments: home respiratory therapy/home medical equipment and home infusion therapy. Each operating segment constitutes a separate reporting unit and within these two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including TPN, and enteral nutrition services. Both segments provide products and services in the home setting to patients and are primarily paid for by a third-party payor, such as Medicare, Medicaid, managed care or other third-party insurer. Sales for both segments are primarily derived from referral sources such as hospital discharge planners, medical groups or independent physicians.

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee for service/product arrangements for equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and under capitation arrangements with third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 7%, 7% and 8% of total net revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to health care services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 29%, 30% and 30% of total net revenues for the years ended December 31, 2012, 2011 and 2010, respectively. In the years ended December 31, 2012, 2011 and 2010, no other third-party payor group represented more than 9% of the Company’s revenues.

Rental and sale revenues in the fee for service/product arrangement revenue line item were:

	Years Ended December 31,
(dollars in millions)	2012		2011		2010
Rental	$662.5	29.4%	$660.2	30.9%	$610.3	31.8%
Sale	1,592.0	70.6	1,473.3	69.1	1,311.0	68.2

Total fee for service	$2,254.5	100.0%	$2,133.5	100.0%	$1,921.3	100.0%

The Company provides various services and products to patients. These arrangements involve the sale of equipment, pharmaceuticals and medical supplies. Revenues from the sale of equipment, pharmaceuticals and medical supplies are recognized upon confirmation of delivery of the products. Additionally, the Company provides clinical nursing services to patients. Nursing services are recognized as revenue when the service is rendered.

Cash and Cash Equivalents: Cash is maintained with various financial institutions. These financial institutions are located throughout the United States and the Company’s cash management practices limit exposure to any one institution. Management considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $56.8 million and $63.4 million at December 31, 2012 and December 31, 2011, respectively. The decrease in unbilled receivables is primarily due to the implementation of specific initiatives designed to reduce unbilled receivables. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Unbilled receivables can also be impacted by the transition of patients during the integration of acquisitions and overall revenue growth. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability.

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

Patient Service Equipment: Patient service equipment is stated at cost less depreciation and consists of medical equipment rented to patients on a month-to-month basis. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from one to ten years. During the fourth quarter of 2011 the Company recorded a $45.5 million impairment of patient service equipment within the home respiratory/home medical equipment reporting unit.

Property, Equipment and Improvements: Property, equipment and improvements are stated at cost less depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from one to fifteen years or for leasehold improvements the shorter of the useful life of the asset or the remaining life of the related lease. During the fourth quarter of 2011, the Company recorded a $12.1 million impairment of property, equipment and improvements within the home respiratory/home medical equipment reporting unit.

Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Additions to capitalized internally developed software totaled $8.0 million and $9.8 million for the years ended December 31, 2012 and 2011, respectively.

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

During the year ended December 31, 2012, the Company determined that an indicator of impairment existed related to the Apria trade name intangible asset. The indicator of impairment relates to a decrease in projected net revenues and operating results. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Codification Subtopic 360–10, long-lived assets held and used, the Apria trade name with a carrying amount of $400.0 million was written down to its fair value of $50.0 million, resulting in an impairment charge of $350.0 million, which was included in earnings in the year ended December 31, 2012. Based upon a review of the current operating structure, the Company believes in the future it will likely stop using the Apria trade name for the sale of enteral products, and has therefore, allocated a portion of the impairment amounting to $80.0 million to the Company’s home infusion therapy reporting unit. The fair value of the intangible asset was determined in accordance with the relief of royalty method as of December 31, 2012. This fair value was classified as a non-recurring level 3 fair value measure, in accordance with ASC 820, Fair value measurement. The method utilized various assumptions to determine fair value, including projected revenue growth rates, a discount rate of 11.5% and a royalty rate of 0.5%. The following table reconciles the value of the fair value of the trade name to the reported amounts on the balance sheet as of December 31, 2012.

(in millions)
Trade name reported at fair value (impairment of $350.0 million)	$50.0
Other intangibles	83.8

Intangible assets, net	$133.8

This impairment resulted in a charge of $270.0 million to reduce the value of the Apria trade name in the home respiratory therapy/home medical equipment reporting unit and an $80.0 million charge to the home infusion therapy reporting unit. Any further reduction in the Company’s projections for the home respiratory therapy/home medical equipment reporting unit’s net revenues or operating results could lead to additional impairment of the reporting unit’s intangible assets.

The fair value measurement recorded above was considered non-recurring level 3 measurements under the fair value hierarchy. This is due to the significant unobservable inputs that were utilized to measure fair value.

In connection with these trade name impairments, the Company recorded a tax benefit of $131.6 million in the year ended December 31, 2012.

Due to the impairment indicator noted above, the Company also reviewed the remaining long-lived assets within the home respiratory therapy/home medical equipment reporting unit and determined there was no impairment of any additional assets as of December 31, 2012. There was no indicator that any impairment of other long-lived assets within the home infusion therapy reporting unit exists as of December 31, 2012.

Step one of the goodwill impairment test was completed for the home infusion therapy reporting unit and it was determined that there was no impairment of goodwill since the fair value of the reporting unit substantially exceeded the carrying amount.

In the year ended December 31, 2011, the Company fully wrote off all goodwill related to the home respiratory/home medical equipment reporting unit.

During the year ended December 31, 2011, the Company recorded the following impairments of its goodwill and long-lived assets:

(in millions)	Home Infusion Therapy Reporting Unit	Home Respiratory Therapy and Home Medical Equipment Reporting Unit	Total
Goodwill	$—	$509.9	$509.9
Trade Name	3.6	56.4	60.0
Patient Service Equipment	—	45.5	45.5
Capitated Relationships	—	30.4	30.4
Property, Equipment and Improvements	—	12.1	12.1

	$3.6	$654.3	$657.9

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

Deferred Debt Issuance Costs: Capitalized debt issuance costs include those associated with the Company’s Series A-1 Notes, Series A-2 Notes and Asset Based Revolving Credit Facility (“ABL Facility”). Such costs are classified as non-current assets. Costs relating to the ABL Facility are being amortized through the maturity date of August 2014. Costs relating to the Series A-1 Notes and Series A-2 Notes are amortized from the issuance date through October 2014. See Note 8—Long-term Debt.

Fair Value of Financial Instruments: The carrying value of debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair values of cash and cash equivalents, short-term investments and the Series A-1 Notes and Series A-2 Notes are determined based upon “Level 1” inputs, consisting of quoted prices in active markets for identical items. The fair value of the Series A-1 Notes and Series A-2 Notes was $725.5 million and $314.9 million at December 31, 2012, respectively. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value due to their short maturity.

Product and Supply Costs: Product and supply costs presented within cost of total net revenues are comprised primarily of the cost of supplies and equipment provided to patients, infusion drug costs and enteral product costs.

Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of total net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $38.8 million, $42.9 million, and $32.5 million in the years ended December 31, 2012, 2011 and 2010 respectively.

Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $198.5 million, $193.5 million and $161.3 million in the years ended December 31, 2012, 2011 and 2010, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within selling and administrative expenses and may not be comparable to other companies.

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

Amounts accrued as current liabilities within other accrued liabilities are as follows:

(in thousands)	December 31, 2012	December 31, 2011
Workers’ compensation	$10,927	$6,044
Professional and general liability/vehicle	3,773	3,134
Medical insurance	6,608	7,152

Amounts accrued as long-term liabilities within income taxes and other accrued liabilities are as follows:

(in thousands)	December 31, 2012	December 31, 2011
Workers’ compensation	$33,130	$17,151
Professional and general liability/vehicle	8,565	7,822

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

NOTE 2—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Historically, the Company accounted for cash receipts from the sale of patient service equipment in operating activities in its consolidated statements of cash flows. Subsequent to the issuance of the 2011 financial statements, the Company concluded that the cash receipts from the sale of patient service equipment should be recorded in investing activities on the Company’s consolidated statements of cash flows. Accordingly, the Company has restated its consolidated statements of cash flows for the years ended December 31, 2011 and 2010. The impact of the restatement decreased net cash provided by operating activities in the Company’s consolidated statements of cash flows by $41.5 million and $39.2 million, or 40.7% and 46.4% in the years ended December 31, 2011 and December 31, 2010, respectively. Additionally, net cash used in investing activities in the Company’s consolidated statements of cash flows decreased by $41.5 million and $39.2 million, or 22.2% and 41.2% in the years ended December 31, 2011 and December 31, 2010, respectively. There is no change to the total cash flows in the years ended December 31, 2011 and 2010.

The following tables show the impact of the restatement.

CONSOLIDATED STATEMENT OF CASH FLOWS ITEMS

	Year Ended December 31, 2011
(in thousands)	(As Previously Reported)	(Adjustments)	(As Restated)
Loss (Gain) on sale of patient service equipment and other	$19,160	$(41,471)	$(22,311)
Net cash provided by operating activities	101,815	(41,471)	60,344
Proceeds from sale of patient service equipment and other	166	41,471	41,637
Net cash used in investing activities	$(186,395)	$41,471	$(144,924)

CONSOLIDATED STATEMENT OF CASH FLOWS ITEMS

	Year Ended December 31, 2010
(in thousands)	(As Previously Reported)	(Adjustments)	(As Restated)
Loss (Gain) on sale of patient service equipment and other	$17,534	$(39,204)	$(21,670)
Net cash provided by operating activities	84,557	(39,204)	45,353
Proceeds from sale of patient service equipment and other	638	39,204	39,842
Net cash used in investing activities	$(95,111)	$39,204	$(55,907)

Additionally, subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2011, the Company identified an error related to workers compensation insurance as of December 31, 2011, 2010 and 2009. Accordingly, the Company restated the consolidated balance sheet as of December 31, 2011 and the consolidated statements of stockholders’ equity (deficit) for each of the three years ended December 31, 2011 to record a prior period adjustment, which resulted in an increase of $2.5 million in other assets and decreases of ($0.4) million in other accrued liabilities, ($1.3) million in other non-current liabilities and $4.3 million in accumulated deficit.

The restatements described above did not impact the Company’s consolidated statements of operations or total cash flows for the years ended December 31, 2011 or 2010.

NOTE 3—RECENT DEVELOPMENTS

As previously disclosed, the Company recently undertook certain management changes as part of our ongoing efforts to reduce corporate overhead and to better align management with the Company’s two business segments: (1) home respiratory therapy/ home medical equipment and (2) home infusion therapy. These changes included the following:

•

Effective November 29, 2012, Mr. Figueroa was appointed Chief Executive Officer of the Company and Chairman of the Board of Directors, succeeding Dr. Payson. In addition, effective November 29, 2012, Mr. Figueroa also assumed the role of Chief Executive Officer of the home infusion therapy segment, succeeding Mr. Greenleaf, who left the Company to pursue other business opportunities.

•

On November 29, 2012, Dr. Payson retired from his positions as Chief Executive Officer and Chairman of the Board of Directors and, effective November 29, 2012, he entered into a services agreement with the Company pursuant to which he has agreed to act as a senior advisor to the Company and certain of its affiliates and has agreed to continue to serve as a member of our Board of Directors.

•

Mr. Karkenny, our former Executive Vice President and Chief Financial Officer, left the Company on December 31, 2012 to pursue other business opportunities, and Peter A. Reynolds, the Chief Accounting Officer and Controller, assumed the role of Principal Financial Officer of the Company on January 1, 2013, in addition to his role as Chief Accounting Officer and Controller.

NOTE 4—RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements: In July 2012, the FASB issued amended accounting guidance for testing indefinite-lived intangible assets for impairment. The amendments permit a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more-likely-than-not that the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company concludes it is more-likely-than-not that the fair value of the indefinite-lived intangible asset exceeds its carrying value, then the company is not required to take further action. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. A company will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted the provisions of this guidance and the adoption did not have any impact on its consolidated financial statements.

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

NOTE 5—PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following:

(in thousands)	December 31,
	2012	2011
Leasehold improvements	$56,363	$51,086
Equipment and furnishings	29,645	25,964
Information systems—hardware	44,604	37,737
Information systems—software	70,125	57,857

	200,737	172,644
Less accumulated depreciation	(123,914)	(88,876)

	$76,823	$83,768

Depreciation expense for property, equipment and improvements was $30.7 million, $34.7 million, and $29.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 6—BUSINESS COMBINATIONS AND ASSET PURCHASES

The Company periodically acquires complementary businesses. The results of operations of the acquired companies are included in the accompanying consolidated statements of operations from the dates of acquisition. On March 4, 2011, the Company completed its previously announced asset acquisition of Praxair, Inc.’s (NYSE: PX) and Praxair Healthcare Services, Inc.’s (collectively, “Praxair”) United States homecare business.

During the years ended December 31, 2012 and 2011, the Company purchased certain assets and businesses for total consideration of $0.1 million and $23.4 million, respectively. The 2011 total is comprised primarily of the asset acquisition of Praxair, Inc.’s U.S. homecare business.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill by segment are as follows:

(in thousands)	Home Infusion Therapy	Home Respiratory Therapy and Home Medical Equipment	Total
Balance, December 31, 2010	$257,823	$502,265	$760,088

Acquisitions	902	7,603	8,505
Impairment charge	—	(509,868)	(509,868)

Balance, December 31, 2011	258,725	—	258,725
Acquisitions	—	—	—
Impairment charge	—	—	—

Balance, December 31, 2012	$258,725	$—	$258,725

During the fourth quarter of 2011, the Company recorded an impairment of the entire carrying value of goodwill related to the home respiratory/home medical equipment reporting unit of $509.9 million.

Intangible assets consist of the following:

	December 31, 2012					December 31, 2011
(dollars in thousands)	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Intangible assets subject to amortization:
Capitated relationships	20.0	$4,400	$(1,327)	$—	$3,073	$40,000	$(6,333)	$(30,400)	$3,267
Payor relationships	20.0	11,000	(2,292)	—	8,708	11,000	(1,742)	—	9,258
Net favorable leasehold interest	0.0	—	—	—	—	3,210	(2,904)	—	306
Customer list	0.9	121	(121)	—	—	1,123	(588)	—	535

Subtotal		15,521	(3,740)	—	11,781	55,333	(11,567)	(30,400)	13,366
Intangible assets not subject to amortization:
Trade names	—	465,000	—	(350,000)	115,000	525,000	—	(60,000)	465,000
Accreditations with commissions	—	7,000	—	—	7,000	7,000	—	—	7,000

Subtotal	—	472,000	—	—	122,000	532,000	—	(60,000)	472,000

Total		$487,521	$(3,740)	$(350,000)	$133,781	$587,333	$(11,567)	$(90,400)	$485,366

The Company recorded a non-cash impairment charge of $350.0 million related to intangible assets in the year ended December 31, 2012, of which $270.0 million related to the home respiratory therapy/home medical equipment reporting unit and $80.0 million related to the enteral business, which is part of the home infusion therapy reporting unit. The Company recorded impairment charges related to goodwill and intangible assets in 2011 of the $600.3 million, of which $596.7 million relates to the home respiratory therapy/home medical equipment reporting unit. See Note 1—Summary of Significant Accounting Policies—for additional details.

Amortization expense was $1.7 million, $4.5 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Estimated amortization expense for each of the fiscal years ending December 31, is presented below:

Year Ending December 31,	(in thousands)
2013	$744
2014	744
2015	744
2016	744
2017	744
Thereafter	8,061

NOTE 8 — LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	December 31,
	2012	2011
Series A-1 Notes	$700,000	$700,000
Series A-2 Notes	317,500	317,500
Amended ABL Facility	25,000	10,000
Capital lease obligations (see Note 11)	210	556

	1,042,710	1,028,056
Less: current maturities	(25,195)	(10,301)

	$1,017,515	$1,017,755

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

Substantially all of Apria’s 100% – owned subsidiaries (the “Guarantors”) jointly and severally, unconditionally guarantee the Series A-1 Notes and the Series A-2 Notes on a senior secured basis. The Guarantors also guarantee Apria’s ABL Facility.

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

As of December 31, 2012, there were $25.0 million in outstanding borrowings under the ABL Facility, outstanding letters of credit totaled $23.6 million and additional availability under the ABL Facility, subject to the borrowing base, was $201.4 million. As of December 31, 2012, the available borrowing base did not constrain our ability to borrow the entire $201.4 million available borrowing capacity under the ABL Facility. At December 31, 2012, the Company was in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility.

The Company and its major equity holders, including the Sponsor and its affiliates, may from time to time, depending upon market conditions, seek to repurchase the Company’s debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

Maturities of long-term debt and the ABL Facility are as follows:

Year Ending December 31,	(in thousands)
2013	$25,195
2014	1,017,515
2015	—
2016	—
2017	—
Thereafter	—

$1,042,710

Total cash paid for interest in the years ended December 31, 2012, 2011 and 2010 amounted to $120.7 million, $119.7 million and $119.6 million, respectively. Amounts accrued for interest totaled $19.9 million and $20.1 million at December 31, 2012 and 2011, respectively. All such amounts are classified in other accrued liabilities.

NOTE 9 — PROFIT INTEREST UNITS AND EQUITY COMPENSATION

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

In November 2008, BP Holdings granted Norman C. Payson, M.D., who was then the Company’s Chief Executive Officer, 38,697,318 Class B units, all of which were subject to vesting terms based on either (i) continued service to BP Holdings or its subsidiaries and/or (ii) performance/market conditions.

•

Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 80% of the total Class B units. These units vest over four years starting on October 28, 2008 based on continued service, but will become fully vested on an accelerated basis either (x) upon a change in control while the Company’s Chief Executive Officer continues to provide services to BP Holdings or its subsidiaries or (y) if affiliates of the Sponsor receive cash proceeds in respect to 50% of their units in BP Holdings equal to at least 200% of their aggregate capital contributions in respect of such units while the Company’s Chief Executive Officer continues to provide services to BP Holdings or its subsidiaries. In addition, if the Company’s Chief Executive Officer’s services are terminated (a) by the Company without “cause” or (b) by the Chief Executive Officer as a result of “constructive termination,” an additional number of these time-vesting Class B units will vest equal to the number that would have vested over the 24-month period following the applicable termination date. Any of these time-vesting Class B units that are unvested on termination of the executive’s services will be forfeited. These units were fully vested as of December 31, 2012.

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

On November 29, 2012, Norman C. Payson, M.D. announced his retirement from his position as Chief Executive Officer and Chairman of the Board of Directors. Dr. Payson will remain on the Company’s Board of Directors and serve as a senior advisor to the Company. In connection with Dr. Payson’s retirement, the Board of Directors determined that in order to retain Dr. Payson’s continued services it was appropriate to amend the terms of his existing performance-vesting Class B Units to, among other things, provide that (1) his performance-vesting Class B Units will become time-vesting units and will vest in equal monthly installments over a two-year period commencing on November 29, 2012 (or an earlier termination of his services) regardless of whether the existing performance-vesting conditions are met during such time and (2) his performance-vesting Class B units will become fully vested on an accelerated basis upon (x) a change in control while he continues to serve as an advisor or director or (y) if his advisory or board services are terminated without “cause” or by he resigns as a result of a “constructive termination” on or prior to November 29, 2014. In addition, Dr. Payson was granted an additional 3,830,365 time-vesting Class B Units which will generally vest in equal installments every three months over a period of four years from the grant date.

The following table summarizes activity for profit interest units for the period December 31, 2010 to December 31, 2012:

Class B Units
Balance at December 31, 2010	38,697,318
Granted	—
Exercised	—
Forfeited	—

Balance at December 31, 2011	38,697,318

Granted	3,830,365
Exercised	—
Forfeited	—

Balance at December 31, 2012	42,527,683

Vested units at December 31, 2012	31,280,332

There is no stated contractual life for the B units.

In December 2008, Sky LLC granted to Chris A. Karkenny, who was then the Company’s Chief Financial Officer, 500,000 Class A-2 units, 6,675,287 Class B units and 2,225,096 Class C units, all of which were subject to vesting terms based on either (i) continued service to Sky LLC or its subsidiaries or (ii) performance/market conditions.

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

On December 28, 2012, it was announced that announced that Chris A. Karkenny, the Company’s Executive Vice President and Chief Financial Officer, would leave the Company effective as of December 31, 2012 to pursue other business opportunities. In connection with Mr. Karkenny’s termination of employment, the Board of Directors determined to amend his management unit subscription agreement to (1) provide that his performance-vesting Class B and Class C Units would not be forfeited as a result of his termination of employment and instead will remain eligible to vest if the performance conditions are satisfied prior to March 31, 2014 and (2) provide that his vested units can only be purchased by the Company during the period from March 31, 2014 to June 1, 2014. Mr. Karkenny forfeited 667,529 units, which were unvested time-vesting units on the date of his departure.

The following table summarizes activity for profit interest units for the period December 31, 2010 to December 31, 2012:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2010	500,000	6,675,287	2,225,096
Exercised	—	—	—
Forfeited	—	—	—

Balance at December 31, 2011	500,000	6,675,287	2,225,096

Exercised	—	—	—
Forfeited	—	667,529	—

Balance at December 31, 2012	500,000	6,007,758	2,225,096

Vested units at December 31, 2012		3,782,284

There are no stated contractual lives for the A-2, B or C units.

Sky LLC (and following the Company’s reorganization in March 2010, Apria Holdings LLC) granted certain management employees 64,702,929 Class B units and 18,416,092 Class C units, all of which are subject to vesting terms based on either (i) continued service to Sky LLC or its subsidiaries or (ii) performance/market conditions.

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

Assumptions used were as follows for the 2010 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.39%
Expected Life(3)	5.0 years

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.01%
Expected Life(3)	5.0 years

Assumptions used were as follows for the 2012 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	0.83%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2010 to December 31, 2012:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2010	2,075,000	35,341,831	12,635,175

Granted	—	7,676,577	2,558,862
Forfeited	(1,000,000)	(5,282,184)	(1,760,728)

Balance at December 31, 2011	1,075,000	37,736,224	13,433,309

Granted	—	13,432,318	1,064,680
Forfeited	—	(8,315,978)	(3,419,876)

Balance at December 31, 2012	1,075,000	42,852,564	11,078,113

Vested units at December 31, 2012		12,722,286

There are no stated contractual lives for the A-2, B or C units.

Pursuant to a reorganization the Company conducted in March 2010, units of Sky LLC were converted or exchanged into units of Apria Holdings LLC, its parent entity.

Apria Holdings LLC granted the new Board member, Mr. Zafirovski, 5,030,651 Class B units in October 2011, all of which are subject to vesting terms based on either (i) continued service or (ii) performance/market conditions.

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

The Class B units acquired by Mr. Zafirovski are similar to the other Class B units, except that the Class B units acquired by Mr. Zafirovski contain the following different economic terms than Holdings’ normal Class B Units: Mr. Zafirovski’s Class B Units will not entitle him to receive any value per unit unless and until the value attributable to a regular Class B unit in Holdings exceeds $0.63 per unit, at which point Mr. Zafirovski’s Class B Units will become entitled to receive $0.63 per unit and thereafter, will become entitled to receive the same amount as regular Class B Units.

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.01%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2010 to December 31, 2012:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2010	—	—	—

Granted	1,000,000	5,030,651	—

Balance at December 31, 2011	1,000,000	5,030,651	—
Granted	—	—	—

Balance at December 31, 2012	1,000,000	5,030,651	—

Vested units at December 31, 2012		558,956	—

In December 2012, BP Holdings and the new Chief Executive Officer and Chairman of the Board of Directors, Mr. Figueroa, entered into a management unit subscription agreement pursuant to which Mr. Figueroa purchased 1,000,000 Class A-2 Units of Holdings at the price of $1.00 per unit. He also has the right, but not the obligation, to purchase up to an additional 9,814,533 Class A-2 Units for a period of six months following December 5, 2012, the date of his initial purchase. The Class A-2 Units purchased by Mr. Figueroa were fully vested when purchased and contain different economic terms than Holdings’ normal Class A-2 Units which will not entitle him to receive any value above $1.00 per Class A-2 Unit unless and until the cumulative value attributable to each of his Class A-2 Units exceeds $1.10, at which point the special Class A-2 Units will become entitled to receive $0.10 per unit and thereafter will become entitled to receive the same amount as other Class A-2 Units.

BP Holdings granted Mr. Figueroa 12,257,169 Class B Units, all of which are subject to vesting terms based on continued service to BP Holdings or its subsidiaries. The Class B Units granted to Mr. Figueroa contain a special term that requires the value of Holdings’ Class A Units to exceed $1.10 in order for him to receive any value from such units, such that no payment will be made in respect of his Class B Units if the value a Class A Unit fails to exceed $1.10.

•

Time Vesting Units. All of Mr. Figueroa’s Class B Units are time-vesting, with 20% of the Class B Units vesting on December 5, 2013 and an additional 5% of the Class B Units vesting every three months for a period of four years thereafter. The Class B Units will become fully vested if a change in control of Holdings occurs while Mr. Figueroa is still employed with the Company. Any Class B Units that are unvested upon termination of Mr. Figueroa’s employment will be forfeited.

Assumptions used were as follows:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	0.83%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2011 to December 31, 2012:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2011	—	—	—
Granted	1,000,000	12,257,169	—
Forfeited	—	—	—

Balance at December 31, 2012	1,000,000	12,257,169	—

Vested units at December 31, 2012		—

Expense recorded related to all profit interest units was $3.5 million, $3.0 million and $4.1 million in the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, total unrecognized profit interest compensation cost related to unvested profit interest units was $12.5 million, which is expected to be expensed over a weighted average period of 3.8 years. The total fair market value of shares vested was $5.3 million, $7.0 million and $5.7 million in the years ended December 31, 2012, 2011 and 2010 respectively.

The following table summaries activity for all profit interest units for the period December 31, 2010 to December 31, 2012:

	Class A-2 Shares	Weighted- Average Grant Date Fair Value	Class B Units	Weighted- Average Grant Date Fair Value	Class C Units	Weighted- Average Grant Date Fair Value
Balance at December 31, 2010	2,575,000	$0.62	80,714,436	$0.33	14,860,271	$0.17
Granted	1,000,000	1.14	12,707,228	0.55	2,558,862	0.41
Forfeited	(1,000,000)	0.59	(5,282,184)	0.30	(1,760,728)	0.15

Balance at December 31, 2011	2,575,000	0.83	88,139,480	0.37	15,658,405	0.21
Granted	1,000,000	0.74	29,519,852	0.36	1,064,680	0.19
Forfeited	—	—	(8,983,507)	0.34	(3,419,876)	0.18

Balance at December 31, 2012	3,575,000	0.81	108,675,825	0.37	13,303,209	0.21

NOTE 10 — INCOME TAXES

Income tax (benefit) expense consists of the following:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
(in thousands)
Current
Federal	$(2,090)	$(4,369)	$158
State	1,952	1,355	1,209

	(138)	(3,014)	1,367

Deferred
Federal	(122,491)	14,123	(8,133)
State	(8,276)	13,575	(1,146)

	(130,767)	27,698	(9,279)

	$(130,905)	$24,684	$(7,912)

The current income tax expense/(benefit) for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 includes a net tax benefit of $2.1 million, a net tax benefit of $4.4 million and a net tax expense of $0.5 million, respectively, relating to changes in the Company’s accruals for uncertain tax positions.

A reconciliation of the differences between income tax expense and an amount calculated utilizing the federal statutory rate is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
(in thousands)
Income tax expense at statutory rate	$(136,962)	$(252,924)	$(8,870)
Non-deductible goodwill impairment	—	78,589	—
Non-deductible expenses	684	816	712
State taxes, net of federal benefit and state loss carryforwards	(8,326)	(19,096)	(7)
Share-based compensation	1,232	1,053	1,437
Change in federal and state valuation allowance	13,981	220,534	(396)
Change in liability for unrecognized tax benefits	(2,075)	(4,348)	495
Other	561	60	(1,283)

	$(130,905)	$24,684	$(7,912)

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$23,727	$24,413
Overpayment reserve	5,169	4,287
Accruals	23,720	22,372
Accrued vacation	8,763	8,743
Asset valuation reserves	190	128
Net operating loss carryforward and tax credits	100,196	68,168
Book over tax depreciation	15,874	28,475
Tax deductible goodwill	60,221	72,017
Intangible assets	5,634	6,401
Tax benefits related to unrecognized state tax benefits and interest accrued	1,911	2,223
Other, net	10,125	8,002

	255,530	245,229
Less: valuation allowance	(238,492)	(224,511)

Total deferred tax assets, net	17,038	20,718
Deferred tax liabilities:
Subsidiary basis difference	(14,982)	(14,522)
Tax over book goodwill amortization	(9,152)	(8,349)
Trade names and other indefinite-lived intangibles	(46,952)	(178,993)
Deferred expenses	(1,603)	(1,567)
Debt issuance costs and related amounts	(7,050)	(9,838)
Definite-lived intangibles	(4,337)	(4,753)
Other, net	(2,855)	(2,753)

Total deferred tax liabilities	(86,931)	(220,775)

Net deferred tax liabilities	$(69,893)	$(200,057)

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

For the three-year periods ended December 31, 2012 and December 31, 2011, the Company sustained cumulative book losses (after adjusting for non-recurring items) and determined that it is more likely than not that substantially all of its net deferred tax assets (excluding deferred tax liabilities with an indefinite life) will not be realized. Accordingly, the Company accrued a valuation allowance of $224.5 at December 31, 2011. The Company increased its valuation allowance by $14.0 million from $224.5 million at December 31, 2011 to $238.5 million at December 31, 2012 to off-set corresponding increases in its net deferred tax assets for the year ended December 31, 2012.

The valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the Company’s valuation allowance.

As of December 31, 2012, federal net operating losses (NOLs) of approximately $418.9 million are available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during calendar 2015 through 2032 tax years. A significant portion of these NOLs are subject to an annual utilization limitation as required by Section 382 of the Internal Revenue Code of 1986, as amended.

The Company’s current deferred tax liabilities increased $1.2 million to $1.0 million at December 31, 2012 from a $0.2 million deferred tax asset at December 31, 2011. The Company’s non-current deferred tax liabilities decreased $131.3 million to $68.9 million at December 31, 2012 from $200.2 million at December 31, 2011.

The $131.3 million decrease to non-current deferred tax liabilities was primarily due to the reversal of deferred tax liabilities associated with trade name impairment charges recognized by the Company during the year ended December 31, 2012.

A reconciliation of the beginning and ending balances of the gross liability for unrecognized tax benefits at December 31, 2012, 2011 and 2010 is as follows:

(in thousands)	2012	2011	2010
Balance included in Income Taxes Payable and Other Non-Current Liabilities at January 1	$7,550	$18,260	$20,255
Balance included in Deferred Income Taxes at January 1	79,681	80,784	80,167

Total gross unrecognized tax benefits at January 1	87,231	99,044	100,422
Additions for tax positions related to the current year	488	401	583
Additions for tax positions related to prior years	1,008	794	4,066
Reductions for tax positions related to prior years	(640)	(3,715)	(4,747)
Settlements	(103)	(28)	(65)
Reductions due to lapse in statute of limitations	(2,708)	(9,265)	(1,215)

Total gross unrecognized tax benefits at December 31	$85,276	$87,231	$99,044

Total gross unrecognized tax benefits of $85.3 million is reflected on the Company’s December 31, 2012 balance sheet as follows: (a) $5.4 million included in Income Taxes Payable and Other Non-Current Liabilities and (b) $79.9 million included in Deferred Income Taxes, primarily netted against net operating losses.

The amount of unrecognized tax benefits which, if ultimately recognized, could affect the effective tax rate in a future period are $80.7 million, $83.0 million, and $87.4 million as of December 31, 2012, December 31, 2011, and December 31, 2010, respectively. These amounts are net of applicable tax benefits and are inclusive of penalties and net interest of $1.2 million, $1.6 million, and $2.4 million as of December 31, 2012, December 31, 2011, and December 31, 2010, respectively.

As of December 31, 2012, the Company does not expect any material increases or decreases to its unrecognized tax benefits for the rolling 12-month period ending December 31, 2013.

Interest expense and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes. Gross interest and penalties of $1.7 million, $2.3 million, and $3.5 million are provided for within the liability for unrecognized tax benefits as December 31, 2012, December 31, 2011, and December 31, 2010, respectively.

The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations expiration dates. The Company’s calendar 2009 through 2012 tax years generally remain subject to examination by tax authorities. The Internal Revenue Service (“IRS”) has recently completed its audit of the Company’s calendar 2009 Federal income tax return. The IRS’s changes were immaterial and the impact of such changes are reflected in the Company’s financial statements for the year ended December 31, 2012. Certain state tax agencies are currently examining the tax years 2006 and forward.

Net income taxes payments/(refunds) made/(received) in 2012 and 2011 was $1.6 million and $(0.2) million, respectively.

NOTE 11 — LEASES

The Company leases all of its facilities. Lease terms are generally ten years or less with renewal options for additional periods. The occasionally unused facility space is subleased when a lease buyout is not a viable option. Sublease income is recognized monthly and is offset against facility lease expense. Sublease income in the years ended December 31, 2012, 2011 and 2010 was $0.0 million, $0.3 million and $0.6 million, respectively. In addition, delivery vehicles and office equipment are leased under operating leases. Many leases provide that taxes, maintenance, insurance and other expenses are the responsibility of the Company. Rentals are generally increased annually by the Consumer Price Index, subject to certain maximum amounts defined within individual agreements. Net rent expense in the years ended December 31, 2012, 2011 and 2010 was $72.9 million, $77.9 million and $78.8 million, respectively.

For the years ended December 31, 2012, 2011 and 2010, no infusion pumps were acquired under a capital lease arrangement. Related amortization amounted to $0.3 million, $1.5 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following amounts for assets under capital lease obligations are included in property, equipment and improvements:

	December 31,
(in thousands)	2012	2011
Infusion pumps	$5,849	$5,851
Vehicles	371	245
Less accumulated depreciation	(6,013)	(5,585)

	$207	$511

Future minimum payments, by year and in the aggregate, required under capital lease obligations and noncancelable operating leases consist of the following at December 31, 2012:

(in thousands)	Capital Leases	Operating Leases
2013	$200	$55,155
2014	15	46,681
2015	—	38,589
2016	—	33,459
2017	—	12,711
Thereafter	—	12,826

	215	$199,421

Less interest included in minimum lease payments	(5)

Present value of minimum lease payments	210
Less current portion	(195)

	$15

NOTE 12 — EMPLOYEE BENEFIT PLANS

401(k) Savings Plan: The Company has a 401(k) defined contribution plan, whereby eligible employees may contribute up to 35% of their annual base earnings. The Company matches 25% of the first 8% of employee contributions. Total expenses related to the defined contribution plan were $4.1 million, $3.4 million and $3.4 million in the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Compensation Plan: A non-qualified deferred compensation plan is available for approximately 140 employees. The plan provides participants with the advantages of pre-tax contributions and tax deferred compounding of interest. Plan assets, which represent the fair market value of the investments, were $5.4 million and $4.1 million, and plan liabilities were $4.7 million and $3.8 million at December 31, 2012 and 2011, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

Supplier Concentration: Currently, approximately 68.5% of purchases for patient service equipment and supplies are from five vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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

NOTE 14 — SEGMENTS

The Company has two reportable operating segments: (1) home respiratory therapy and home medical equipment and (2) home infusion therapy. Within these two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including TPN services, and enteral nutrition services. The home respiratory therapy and home medical equipment segment provides services and equipment to assist patients with oxygen systems, sleep apnea, ambulation and general care around the home, as well as to provide respiratory medications and related services. The home infusion therapy segment primarily provides patients with pharmaceuticals and services prescribed in conjunction with the administration of nutrients or medication intravenously or through a gastrointestinal tube.

Segment financial results are based on directly assignable net revenues, cost of goods sold, bad debt expenses and selling, distribution and administrative costs, where available. Costs that are not directly assignable, such as corporate costs and certain selling, distribution and administrative expenses, are allocated based on various metrics including billed census, headcount and branch locations by segment, among others.

During the fourth quarter of 2012, the Company revised its allocation to its reporting segments. This allocation is based on how the Company currently manages and discusses its operations. The Company’s segment reporting for 2011 and 2010 also reflects this change in the allocations.

(in thousands)	Net Revenues
Operating Segment	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Home Respiratory Therapy and Home Medical Equipment	$1,214,651	$1,173,934	$1,086,122
Home Infusion Therapy	1,221,585	1,127,445	994,596

Total	$2,436,236	$2,301,379	$2,080,718

	EBIT
Operating Segment	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Home Respiratory Therapy and Home Medical Equipment (a)	$(297,830)	$(728,801)	$(26,406)
Home Infusion Therapy (b)	40,028	138,156	130,896

Total	$(257,802)	$(590,645)	$104,492

(a)	The 2012 EBIT for the home respiratory therapy/home medical equipment reporting unit includes a non-cash impairment charge of $270.0 million related to impairment of the Apria trade name.

The 2011 EBIT for the home respiratory therapy/home medical equipment reporting unit includes the following non-cash impairment charges totaling $654.3 million:

(i) Goodwill impairment of $509.9 million;

(ii) Intangible asset impairment of $86.8 million ($56.4 million related to trade name and $30.4 million related to capitated relationships);

(iii) Patient Service Equipment impairment of $45.5 million; and

(iv) Property, equipment and improvements impairment of $12.1 million.

(b)	The 2012 EBIT for the home infusion therapy reporting unit includes a non-cash impairment charge of $80.0 million related to the impairment of the Apria trade name related to the enteral product. The 2011 EBIT for the home infusion therapy reporting unit includes $3.6 million of non-cash impairment charges related to the Apria trade name intangible asset.

(in thousands)	Depreciation and Amortization
Operating Segment	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Home Respiratory Therapy and Home Medical Equipment	$97,136	$115,279	$111,916
Home Infusion Therapy	16,818	18,329	16,746

Total	$113,954	$133,608	$128,662

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

The following table provides a reconciliation from net (loss) income to EBIT:

(in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net loss (a)	$(260,416)	$(747,324)	$(17,432)
Interest expense, net (b)	133,519	131,995	129,836
Income tax expense (benefit)	(130,905)	24,684	(7,912)

EBIT	$(257,802)	$(590,645)	$104,492

(a)	Net loss for the year ended December 31, 2012 reflects the following non-cash impairment charge based on the results of the Company’s impairment testing as of December 31, 2012 and the tax impact associated with the impairment charge:

(i) Trade name impairment of $350.0 million, $270.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million is allocated to the home infusion therapy reporting unit; and

(ii) Tax benefit of $131.6 million relating to the intangible assets impairment.

All of these items resulted in a $218.4 million increase in the net loss in the year ended December 31, 2012.

Net loss for the year ended December 31, 2011 includes the non-cash impairment charges listed below based on the results of the Company’s 2011 annual impairment testing, the tax impact associated with the impairment charges and charges related to deferred tax valuation allowances. Except as noted, all of the impairment charges relate to the home respiratory therapy/home medical equipment reporting unit.

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

(vi) Tax benefit relating to the goodwill, intangible and long-lived assets impairment of $166.9 million; and

(vii) Valuation allowance against net deferred tax assets of $220.5 million.

All of these items resulted in a $711.5 million increase in the net loss in the year ended December 31, 2011.

(b)	Reflects $135.0 million of interest expense, net of $1.5 million interest income for 2012. Reflects $132.6 million of interest expense, net of $0.6 million interest income for 2011. Reflects $130.8 million of interest expense, net of $1.0 million of interest income for 2010.

The Company allocates certain corporate expenses that are not directly attributable to a product line based upon company metrics. For 2012, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $145.7 million and the corporate costs allocated to the home infusion therapy segment were $58.2 million. For 2011, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $166.7 million and the corporate costs allocated to the home infusion therapy segment were $47.5 million. For 2010, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $165.0 million and the corporate costs allocated to the home infusion therapy segment were $46.5 million.

NOTE 15 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

Intelenet Agreement: In May 2009, we entered into the Master Services Agreement (“the Intelenet Agreement”) with Intelenet, an Indian company formerly affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. In July, 2011, an affiliate of the Sponsor, along with other shareholders of Intelenet, sold Intelenet to Serco Group PLC, an international services company. During the year ended December 31, 2012, we paid approximately $16.1 million to Intelenet. We continue to rely on Intelenet to perform certain administrative functions, but other administrative functions included in the original Intelenet Agreement are now incorporated into our internal Company-run customer care centers and branch operations staffed with our personnel.

Equity Healthcare Agreement: Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with the Company’s health benefit plans. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for Equity Healthcare’s services, the Company will pay Equity Healthcare a fee of $2 per participating employee per month (the “PEPM” Fee”). The Company entered into an amended agreement with Equity Healthcare on December 22, 2011, and in consideration for Equity Healthcare’s services, the Company will pay Equity Healthcare a PEPM fee of $2.25 or $2.50 in 2012, and $2.35 or $2.60 in 2013, depending upon whether the Company’s employees are enrolled in a grandfathered or custom health benefit plan. As of December 31, 2012, the Company had approximately 8,200 employees enrolled in Equity Healthcare health benefit plans.

Payment to Director: We reimbursed Dr. Payson for his private airplane operating expenses relating to business travel in the amount of $0.8 million during 2012. In addition, pursuant to the terms of the services agreement entered into with Dr. Payson in connection with his retirement, we agreed to, among other things, retroactively reimburse Dr. Payson for the use of his private plane for Company business travel since October 2008.

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(in thousands)	First	Second	Third(a)	Fourth(b)
2012
Net Revenues	$595,713	$607,672	$608,473	$624,378
Gross Profit	344,047	351,475	351,219	357,360
Operating Income (Loss)	14,106	21,365	(249,751)	(43,522)
Net Loss (a)	$(19,607)	$(12,736)	$(175,711)	$(52,362)

(in thousands)	First	Second	Third	Fourth(c)
2011
Net Revenues	$536,743	$576,348	$584,874	$603,414
Gross Profit	318,867	340,916	345,320	315,943
Operating Income	898	20,147	21,827	(633,623)
Net Loss	$(21,024)	$(9,437)	$(4,687)	$(712,176)

(a)	Net loss for the quarter ended September 30, 2012 reflects the following non-cash impairment charge based on the results of the Company’s impairment testing as of September 30, 2012 and the tax impact associated with the impairment charge:

(i) Trade name impairment of $280.0 million, $200.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million of which relates to the home infusion therapy reporting unit; and

(ii) Tax benefit of $104.0 million relating to the intangible assets impairment.

All of these items resulted in a $176.0 million increase in the net loss in the quarter ended September 30, 2012.

(b)	Net loss for the quarter ended December 31, 2012 reflects the following non-cash impairment charge based on the results of the Company’s impairment testing as of December 31, 2012 and the tax impact associated with the impairment charge:

(i) Trade name impairment of $70.0 million, all of which relates to the home respiratory therapy/home medical equipment reporting unit; and

(ii) Tax benefit of $27.6 million relating to the intangible assets impairment.

All of these items resulted in a $42.4 million increase in the net loss in the quarter ended December 31, 2012.

(c)	Net loss for the quarter ended December 31, 2011 includes the non-cash impairment charges listed below based on the results of the Company’s 2011 annual impairment testing, the tax impact associated with the impairment charges and charges related to deferred tax valuation allowances. Except as noted, all of the impairment charges relate to the home respiratory therapy/home medical equipment reporting unit.

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

All of these items resulted in a $711.5 million increase in the net loss in the quarter ended December 31, 2011.

The following tables show the impact of the restatement discussed in Note 2, on the previously filed quarterly cash flows filed on Form 10-Q.

	Three Months Ended March 31, 2012
(in thousands)	(As Previously Reported)	(Adjustments)	(As Restated)
Loss (Gain) on sale of patient service equipment and other	$5,597	$(11,512)	$(5,915)
Net cash provided by operating activities	29,368	(11,512)	17,856
Proceeds from sale of patient service equipment and other	13	11,512	11,525
Net cash used in investing activities	$(44,864)	$11,512	$(33,352)

	Six Months Ended June 30, 2012
(in thousands)	(As Previously Reported)	(Adjustments)	(As Restated)
Loss (Gain) on sale of patient service equipment and other	$10,810	$(22,956)	$(12,146)
Net cash provided by (used in) operating activities	21,477	(22,956)	(1,479)
Proceeds from sale of patient service equipment and other	155	22,956	23,111
Net cash used in investing activities	$(85,079)	$22,956	$(62,123)

	Nine Months Ended September 30, 2012
(in thousands)	(As Previously Reported)	(Adjustments)	(As Restated)
Loss (Gain) on sale of patient service equipment and other	$14,949	$(34,358)	$(19,409)
Net cash provided by operating activities	111,733	(34,358)	77,375
Proceeds from sale of patient service equipment and other	186	34,358	34,544
Net cash used in investing activities	$(120,943)	$34,358	$(86,585)

	Three Months Ended March 31, 2011
(in thousands)	(As Previously Reported)	(Adjustments)	(As Restated)
Loss (Gain) on sale of patient service equipment and other	$3,624	$(9,663)	$(6,039)
Net cash provided by operating activities	34,167	(9,663)	24,504
Proceeds from sale of patient service equipment and other	7	9,663	9,670
Net cash used in investing activities	$(56,521)	$9,663	$(46,858)

	Six Months Ended June 30, 2011
(in thousands)	(As Previously Reported)	(Adjustments)	(As Restated)
Loss (Gain) on sale of patient service equipment and other	$8,202	$(20,359)	$(12,157)
Net cash provided by (used in) operating activities	18,606	(20,359)	(1,753)
Proceeds from sale of patient service equipment and other	153	20,359	20,512
Net cash used in investing activities	$(98,800)	$20,359	$(78,441)

	Nine Months Ended September 30, 2011
(in thousands)	(As Previously Reported)	(Adjustments)	(As Restated)
Loss (Gain) on sale of patient service equipment and other	$12,906	$(30,809)	$(17,903)
Net cash provided by operating activities	91,782	(30,809)	60,973
Proceeds from sale of patient service equipment and other	162	30,809	30,971
Net cash used in investing activities	$(137,405)	$30,809	$(106,596)

	Three Months Ended March 31, 2010
(in thousands)	(As Previously Reported)	(Adjustments)	(As Restated)
Loss (Gain) on sale of patient service equipment and other	$4,619	$(9,723)	$(5,104)
Net cash provided by operating activities	15,105	(9,723)	5,382
Proceeds from sale of patient service equipment and other	15	9,723	9,738
Net cash used in investing activities	$(24,013)	$9,723	$(14,290)

	Six Months Ended June 30, 2010
(in thousands)	(As Previously Reported)	(Adjustments)	(As Restated)
Loss (Gain) on sale of patient service equipment and other	$9,099	$(19,324)	$(10,225)
Net cash provided by operating activities	34,718	(19,324)	15,394
Proceeds from sale of patient service equipment and other	101	19,324	19,425
Net cash used in investing activities	$(40,044)	$19,324	$(20,720)

	Nine Months Ended September 30, 2010
(in thousands)	(As Previously Reported)	(Adjustments)	(As Restated)
Loss (Gain) on sale of patient service equipment and other	$12,472	$(29,158)	$(16,686)
Net cash provided by operating activities	94,038	(29,158)	64,880
Proceeds from sale of patient service equipment and other	634	29,158	29,792
Net cash used in investing activities	$(62,888)	$29,158	$(33,730)

NOTE 17 — FINANCIAL GUARANTEES

The Company conducts substantially all of its business through its subsidiaries. Substantially all of the Company’s 100% – owned subsidiaries jointly and severally, unconditionally guarantee the Series A-1 Notes and Series A-2 Notes on a senior secured basis. The Guarantors also guarantee the Company’s ABL Facility. See also Note 8—Long-Term Debt.

The following condensed consolidating financial statements quantify the financial position as of December 31, 2012 and December 31, 2011, the operations for the years ended December 31, 2012, 2011 and 2010, and the cash flows for the years ended December 31, 2012, 2011 and 2010. These condensed consolidating financial statements present financial information for the parent issuer, the guarantor subsidiaries, the non-guarantor subsidiaries and consolidating adjustments, consisting of the entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

The financial information as presented below is based on estimates to bifurcate shared resources, costs and revenues between entities and such information may not be indicative of results, if separate financial statements were prepared for these subsidiaries. The Company has reclassified the negative investment in subsidiaries from assets to liabilities on the condensed consolidating balance sheet as of December 31, 2011.

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,457	$3,354	$269	$—	$27,080
Accounts receivable less allowance for doubtful accounts	—	343,100	1,321	—	344,421
Inventories	—	67,857	218	—	68,075
Deferred expenses	—	3,798	—	—	3,798
Intercompany	667,745	475,973	—	(1,143,718)	—
Prepaid expenses and other current assets	835	16,043	12	—	16,890
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	1,402,037	910,125	1,820	(1,853,718)	460,264
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	186,457	3	—	186,460
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	37,210	39,430	183	—	76,823
GOODWILL	—	258,725	—	—	258,725
INTANGIBLE ASSETS, NET	50,000	83,781	—	—	133,781
DEFERRED DEBT ISSUANCE COSTS, NET	30,207	—	—	—	30,207
INVESTMENT IN SUBSIDIARIES	—	774	—	(774)	—
OTHER ASSETS	5,390	21,058	—	—	26,448

TOTAL ASSETS	$1,524,844	$1,500,350	$2,006	$(1,854,492)	$1,172,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,751	$152,593	$186	$—	$157,530
Accrued payroll and related taxes and benefits	8,774	61,562	211	—	70,547
Deferred income taxes	3,578	(2,592)	—	—	986
Other accrued liabilities	19,883	54,536	45	—	74,464
Deferred revenue	—	27,785	—	—	27,785
Intercompany	402,475	741,243	—	(1,143,718)	—
Current portion of long-term debt	25,000	710,195	—	(710,000)	25,195

TOTAL CURRENT LIABILITIES	464,461	1,745,322	442	(1,853,718)	356,507
LONG-TERM DEBT, net of current portion	1,017,500	15	—	—	1,017,515
DEFERRED INCOME TAXES	15,222	53,685	—	—	68,907
INVESTMENT IN SUBSIDIARIES	351,927	—	—	(351,927)	—
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	7,158	53,255	790	—	61,203

TOTAL LIABILITIES	1,856,268	1,852,277	1,232	(2,205,645)	1,504,132
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	695,211	(247,215)	—	247,215	695,211
(Accumulated deficit) retained earnings	(1,026,635)	(104,712)	774	103,938	(1,026,635)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(331,424)	(351,927)	774	351,153	(331,424)

	$1,524,844	$1,500,350	$2,006	$(1,854,492)	$1,172,708

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2011

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,552	$—	$475	$(14,931)	$29,096
Accounts receivable less allowance for doubtful accounts	—	336,396	816	—	337,212
Inventories	—	57,384	299	—	57,683
Deferred income taxes	443	(275)	—	—	168
Deferred expenses	—	3,681	—	—	3,681
Intercompany	340,259	515,672	—	(855,931)	—
Prepaid expenses and other current assets	1,262	22,653	12	—	23,927
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	1,095,516	935,511	1,602	(1,580,862)	451,767
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	166,764	5	—	166,769
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	43,760	39,761	247	—	83,768
GOODWILL	—	258,725	—	—	258,725
INTANGIBLE ASSETS, NET	400,000	85,366	—	—	485,366
DEFERRED DEBT ISSUANCE COSTS, NET	44,636	—	—	—	44,636
INVESTMENT IN SUBSIDIARIES	—	641	—	(641)	—
OTHER ASSETS	4,116	7,397	—	—	11,513

TOTAL ASSETS	$1,588,028	$1,494,165	$1,854	$(1,581,503)	$1,502,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,768	$141,491	$244	$(14,931)	$135,572
Accrued payroll and related taxes and benefits	14,614	54,420	183	—	69,217
Other accrued liabilities	20,103	45,805	786	—	66,694
Deferred revenue	—	28,649	—	—	28,649
Intercompany	233,398	622,533	—	(855,931)	—
Current portion of long-term debt	10,000	710,301	—	(710,000)	10,301

TOTAL CURRENT LIABILITIES	286,883	1,603,199	1,213	(1,580,862)	310,433
LONG-TERM DEBT, net of current portion	1,017,500	255	—	—	1,017,755
DEFERRED INCOME TAXES	152,043	48,182	—	—	200,225
INVESTMENT IN SUBSIDIARIES	198,829	—	—	(198,829)	—
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	8,122	41,358	—	—	49,480

TOTAL LIABILITIES	1,663,377	1,692,994	1,213	(1,779,691)	1,577,893
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	690,870	514,352	—	(514,352)	690,870
(Accumulated deficit) retained earnings	(766,219)	(713,181)	641	712,540	(766,219)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(75,349)	(198,829)	641	198,188	(75,349)

	$1,588,028	$1,494,165	$1,854	$(1,581,503)	$1,502,544

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$2,427,995	$9,978	$(1,737)	$2,436,236
Income from subsidiaries	199,466	—	—	(199,466)	—

TOTAL NET REVENUES	199,466	2,427,995	9,978	(201,203)	2,436,236
TOTAL COST OF NET REVENUES	—	1,028,766	5,106	(1,737)	1,032,135
Provision for doubtful accounts	—	65,422	364	—	65,786
Selling, distribution and administrative	178,972	1,261,958	2,947	(199,466)	1,244,411
Amortization of intangible assets	306	1,400	—	—	1,706
Non-cash impairment of goodwill and intangible assets	350,000	—	—	—	350,000

TOTAL COSTS AND EXPENSES	529,278	2,357,546	8,417	(201,203)	2,694,038
OPERATING INCOME	(329,812)	70,449	1,561	—	(257,802)
Interest expense	134,288	674	—	—	134,962
Interest income and other	(62,393)	60,185	765	—	(1,443)

INCOME (LOSS) BEFORE TAXES	(401,707)	9,590	796	—	(391,321)
Income tax expense (benefit)	(143,895)	12,990	—	—	(130,905)

NET INCOME (LOSS)	(257,812)	(3,400)	796	—	(260,416)
Equity in loss of subsidiaries, net of tax	(2,604)	796	—	1,808	—

NET (LOSS) INCOME ATTRIBUTABLE TO PARENT ISSUER	$(260,416)	$(2,604)	$796	$1,808	$(260,416)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2011

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$2,292,094	$9,285	$—	$2,301,379
Income from subsidiaries	191,619	—	—	(191,619)	—

TOTAL NET REVENUES	191,619	2,292,094	9,285	(191,619)	2,301,379
TOTAL COST OF NET REVENUES	—	975,391	4,942	—	980,333
Provision for doubtful accounts	—	69,228	323	—	69,551
Selling, distribution and administrative	216,093	1,198,137	2,789	(191,619)	1,225,400
Amortization of intangible assets	917	3,561	—	—	4,478
Non-cash impairment of property, equipment and improvements – home respiratory therapy/home medical equipment reporting unit	—	12,100	—	—	12,100
Non-cash impairment of goodwill and intangible assets ($596,668 related to the home respiratory therapy/home medical equipment reporting unit)	60,000	540,268	—	—	600,268

TOTAL COSTS AND EXPENSES	277,010	2,798,685	8,054	(191,619)	2,892,130
OPERATING INCOME	(85,391)	(506,591)	1,231	—	(590,751)
Interest expense	132,435	144	—	—	132,579
Interest income and other	(63,425)	62,132	603	—	(690)

INCOME (LOSS) BEFORE TAXES	(154,401)	(568,867)	628	—	(722,640)
Income tax expense (benefit)	(39,296)	63,980	—	—	24,684

NET INCOME (LOSS)	(115,105)	(632,847)	628	—	(747,324)
Equity in loss of subsidiaries, net of tax	(632,219)	628	—	631,591	—

NET (LOSS) INCOME ATTRIBUTABLE TO PARENT ISSUER	$(747,324)	$(632,219)	$628	$631,591	$(747,324)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2010

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$2,072,401	$8,317	$—	$2,080,718
Income from subsidiaries	250,208	—	—	(250,208)	—

TOTAL NET REVENUES	250,208	2,072,401	8,317	(250,208)	2,080,718
TOTAL COST OF NET REVENUES	—	829,223	4,280	—	833,503
Provision for doubtful accounts	—	70,539	320	—	70,859
Selling, distribution and administrative	216,565	1,098,037	2,559	(250,208)	1,066,953
Amortization of intangible assets	917	3,895	—	—	4,812

TOTAL COSTS AND EXPENSES	217,482	2,001,694	7,159	(250,208)	1,976,127
OPERATING INCOME	32,726	70,707	1,158	—	104,591
Interest expense	130,228	621	—	—	130,849
Interest income and other	(66,208)	64,733	561	—	(914)

(LOSS) INCOME BEFORE TAXES	(31,294)	5,353	597	—	(25,344)
Income tax (benefit) expense	(10,291)	2,379	—	—	(7,912)

NET (LOSS) INCOME	(21,003)	2,974	597	—	(17,432)
Equity in income of subsidiaries, net of tax	3,571	597	—	(4,168)	—

NET (LOSS) INCOME ATTRIBUTABLE TO PARENT ISSUER	$(17,432)	$3,571	$597	$(4,168)	$(17,432)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(27,570)	$98,444	$(202)	$14,931	$85,603

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(8,362)	(141,279)	(4)	—	(149,645)
Proceeds from disposition of assets	15	46,655	—	—	46,670
Cash paid for acquisitions	—	(121)	—	—	(121)

NET CASH USED IN INVESTING ACTIVITIES	(8,347)	(94,745)	(4)	—	(103,096)

FINANCING ACTIVITIES
Proceeds from ABL Facility	465,000	—	—	—	465,000
Payments on ABL Facility	(450,000)	—	—	—	(450,000)
Payments on other long-term debt	—	(345)	—	—	(345)
Equity contribution	1,000	—	—	—	1,000
Cash paid on profit interest units	(178)	—	—	—	(178)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,822	(345)	—	—	15,477

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,095)	3,354	(206)	14,931	(2,016)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,552	—	475	(14,931)	29,096

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,457	$3,354	$269	$—	$27,080

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2011

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(70,940)	$129,611	$197	$1,476	$60,344

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(16,320)	(146,634)	(129)	—	(163,083)
Proceeds from disposition of assets	—	41,637	—	—	41,637
Cash paid for acquisitions	(229)	(23,249)	—	—	(23,478)

NET CASH USED IN INVESTING ACTIVITIES	(16,549)	(128,246)	(129)	—	(144,924)

FINANCING ACTIVITIES
Proceeds from ABL Facility	10,000	—	—	—	10,000
Payments on other long-term debt	—	(1,365)	—	—	(1,365)
Debt issuance costs	(3,499)	—	—	—	(3,499)
Equity contribution	1,000	—	—	—	1,000
Cash paid on profit interest units	(1,597)	—	—	—	(1,597)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,904	(1,365)	—	—	4,539

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,585)	—	68	1,476	(80,041)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,137	—	407	(16,407)	109,137

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,552	$—	$475	$(14,931)	$29,096

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2010

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(24,895)	$86,659	$(4)	$(16,407)	$45,353

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(19,819)	(97,023)	(180)	—	(117,022)
Purchases of short term investments	(8,087)	—	—	—	(8,087)
Maturities of short term investments	31,761	—	—	—	31,761
Proceeds from disposition of assets	27	39,815	—	—	39,842
Cash paid for acquisitions	—	(2,401)	—	—	(2,401)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,882	(59,609)	(180)	—	(55,907)

FINANCING ACTIVITIES
Payments on other long-term debt	—	(1,725)	—	—	(1,725)
Change in book-cash overdraft included in accounts payable	—	(32,533)	—	—	(32,533)
Debt issuance costs	(4,122)	—	—	—	(4,122)
Cash paid on profit interest units	(92)	—	—	—	(92)

NET CASH USED IN FINANCING ACTIVITIES	(4,214)	(34,258)	—	—	(38,472)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,227)	(7,208)	(184)	(16,407)	(49,026)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,364	7,208	591	—	158,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,137	$—	$407	$(16,407)	$109,137

NOTE 18 — SUBSEQUENT EVENTS

The Company evaluated all subsequent events that occurred after the balance sheet date through the date and time the financial statements were issued.

APRIA HEALTHCARE GROUP INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$53,934	$65,786	$66,703	$53,017
Year ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$56,559	$69,551	$72,176	$53,934
Year ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$39,927	$70,859	$54,227	$56,559

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as described below.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with accounting principles generally accepted in the United States; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Our internal controls systems include the controls themselves, actions taken to correct deficiencies as identified, an organizational structure providing for division of responsibilities, careful selection and training of qualified financial personnel and a program of internal audits. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the following deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2012:

•

In our process of assessing the appropriate accounting treatment for the reporting of cash receipts related to the sale of patient service equipment in our consolidated statements of cash flows, we did not effectively design and perform control activities to prevent or detect material misstatements that might exist in our presentation of cash receipts from the sale of patient service equipment on the consolidated statement of cash flows.

The material weakness described above resulted in misstatements of the aforementioned accounts and disclosures that resulted in material misstatements in our annual consolidated financial statements as described in Note 2. Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REMEDIATION OF MATERIAL WEAKNESS

Subsequent to December 31, 2012, we have taken steps to expand the awareness of the relevant GAAP requirements by members of our personnel involved in the preparation and review of our financial statements. We believe these steps have improved the effectiveness of our internal control over financial reporting and have remediated the material weakness described above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the individuals who are the members of our Board of Directors as well as information relating to the executive officers of Apria (ages are as of March 1, 2013).

Name	Age	Position
John G. Figueroa	50	Chairman of the Board of Directors and Chief Executive Officer; Chief Executive Officer, Home Infusion Therapy Segment
Daniel J. Starck	46	Chief Executive Officer, Home Respiratory Therapy/Home Medical Equipment Segment
Peter A. Reynolds	54	Principal Financial Officer and Chief Accounting Officer
Norman C. Payson, M.D.	64	Director
Neil P. Simpkins	46	Director
Michael Dal Bello	41	Director
Mike S. Zafirovski	59	Director

John G. Figueroa joined us on November 29, 2012 to become Chairman of our Board of Directors and to serve in the dual roles as Chief Executive Officer of the Company and of our home infusion therapy segment. Prior to his appointment to these roles Mr. Figueroa served as Chief Executive Officer and Board Member of Cincinnati, Ohio-based Omnicare, Inc., a Fortune 500 healthcare services company that provides pharmaceuticals and related services to long-term care facilities and specialized drugs for complex disease states. Before that, Mr. Figueroa served as President of McKesson Corporation’s U.S. Pharmaceutical Group from 2006 to 2010, after holding progressively more responsible operations and sales positions in the company’s Supply Solutions, Pharmaceutical and Health Systems groups from 1997 through early 2006. He spent the initial years of his career in various sales and operations roles for Baxter Healthcare Corporation’s Hospitex and Medical Surgical divisions. Mr. Figueroa currently serves as a director and a member of the Compensation and the Nominating and Governance Committees of Reliance Steel & Aluminum Co.

Daniel J. Starck joined us in April 2012 as the Chief Executive Officer of our home respiratory therapy and home medical equipment segment. For the preceding five years, Mr. Starck served as Chief Executive Officer of CorVel Corporation, an Orange County, California-based national provider of industry-leading workers’ compensation solutions for employers, third party administrators, insurance companies and government agencies seeking to control costs and promote positive outcomes. Mr. Starck joined CorVel in 2006 as President and Chief Operating Officer after serving Apria and a predecessor company in a series of progressively more responsible operations roles from 1992 to 2006.

Peter A. Reynolds joined us as Chief Accounting Officer and Controller in August 2007. Effective January 1, 2013, he also became our Principal Financial Officer. Prior to joining us, he served as Senior Vice President and Chief Accounting Officer for Skilled Healthcare Group, a public company, and prior to that he served as Senior Vice President of Finance and Corporate Controller at PacifiCare Health Systems. He is a Certified Public Accountant who spent more than 11 years in public accounting with Deloitte & Touche and Ernst & Young.

Norman C. Payson, M.D. first became a member of our Board in 2006 and served as our Executive Chairman of the Board of Directors and Chief Executive Officer from October 2008 until November 29, 2012 when he retired as Executive Chairman and as Chief Executive Officer and became a Senior Advisor to Apria, Holdings and BP Healthcare, while remaining a member of our Board of Directors. He was Chief Executive Officer of Oxford Health Plans from 1998 through 2002. Dr. Payson co-founded Healthsource, Inc., a large health plan operating in 15 states, in 1985 and served as its Chief Executive Officer from 1985 through 1997. He currently serves as Vice Chairman of the Board of Directors of City of Hope, a not-for-profit tertiary cancer hospital and research center, and as Chairman of the City of Hope Foundation.

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

Neil P. Simpkins became one of our directors immediately after the completion of the Merger in October 2008. Mr. Simpkins has served as a Senior Managing Director in the Private Equity Group of Blackstone since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and the Asia Pacific region. He currently serves as Lead Director of TRW Automotive Inc. and Vanguard Health Systems, Inc., and as a director of Team Health, Inc., Summit Materials, LLC and Emdeon, Inc.

Michael Dal Bello became one of our directors immediately after the completion of the Merger in October 2008. Mr. Dal Bello has been a Managing Director in the Private Equity Group of The Blackstone Group since December 2008 and was a Principal in this group from 2005 until 2008, and an Associate from 2002 until 2005. Prior to joining Blackstone, Mr. Dal Bello received an M.B.A. from Harvard Business School in 2002. Mr. Dal Bello serves on the Board of Directors of Biomet, Inc., Catalent Pharma Solutions, Inc., Emdeon, Inc. and Vanguard Health Systems, Inc.

Mike S. Zafirovski became one of our directors in October 2011. Mr. Zafirovski also serves as an Executive Advisor to The Blackstone Group. Previously, Mr. Zafirovski served on the Board of Directors and was President and Chief Executive Officer of Nortel Networks Corporation from November 2005 to August 2009 and held several positions, including director, President and Chief Operating Officer at Motorola, Inc. from June 2000 to May 2005. Prior to joining Motorola, Mr. Zafirovski spent nearly 25 years with General Electric Company, where he served in various management positions, including President and Chief Executive Officer of five General Electric businesses in the consumer, industrial, and financial services areas. Mr. Zafirovski currently serves as a director of Stericycle, Inc. and The Boeing Company and as a director and Non-Executive Chairman of DJO Global, Inc and Polymer Group, Inc.

There are no family relationships among any of our executive officers and directors.

Corporate Governance Matters

Background and Experience of Directors. When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, our Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above. In particular, the members of our Board of Directors considered the following important characteristics: (i) Messrs. Simpkins and Dal Bello have significant financial and investment experience from their involvement in Blackstone’s investments in numerous portfolio companies, particularly those in the healthcare industry, and have played active roles in overseeing those and other businesses and (ii) Dr. Payson, Mr. Figueroa and Mr. Zafirovski have extensive experience in executive management and the operations of various businesses, particularly in the healthcare industry.

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

Audit Committee. Our Audit Committee consists of Mr. Dal Bello and Mr. Figueroa. Mr. Dal Bello is the Chairman of the Audit Committee. The Audit Committee is responsible for assisting our Board of Directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm. While our Board of Directors has not designated any of its members as an audit committee financial expert, we believe that each of the current Audit Committee members is fully qualified to address any accounting, financial reporting or audit issues that may come before it.

Compensation Committee Interlocks and Insider Participation. Presently, our Board of Directors does not have a compensation committee. Since the Merger, all decisions about our executive compensation have been made by our Board of Directors. Until November 29, 2012, Dr. Payson, who was the Executive Chairman of our Board of Directors and our Chief Executive Officer, generally participated in discussions and deliberations of our Board of Directors regarding executive compensation. These compensation discussions are now held with Mr. Figueroa. Except for Dr. Payson and Mr. Figueroa, no other member of our Board of Directors was at any time during fiscal 2012, or at any other time, one of our officers or employees. We are parties to certain transactions with The Blackstone Group described in the “Certain Relationships and Related Transactions” section below. None of our executive officers has served as a director or member of a compensation committee, or other committee serving an equivalent function, of any entity, whose executive officers served as a director of our company.

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

Compensation Committee Report

Our entire Board of Directors performs equivalent functions of a compensation committee since we do not have a compensation committee. The Board of Directors has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Board of Directors approved the inclusion of the following Compensation Discussion and Analysis in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Submitted by the Board of Directors:

John G. Figueroa, Chairman of the Board of Directors and Chief Executive Officer

Norman C. Payson, M.D, Director

Neil P. Simpkins, Director

Michael Dal Bello, Director

Mike S. Zafirovski, Director

Compensation Discussion and Analysis

Introduction

Our executive compensation plan is designed to attract and retain individuals qualified to manage and lead our company and to also motivate them to contribute to achievement of our financial goals and ultimately create and grow our equity value.

Our named executive officers for 2012 were:

•	John G. Figueroa, our Chief Executive Officer and Chairman of the Board of Directors and Chief Executive Officer of our home infusion therapy segment, as of November 29, 2012;

•	Norman C. Payson, M.D., our Chairman of the Board of Directors and Chief Executive Officer until November 29, 2012 and a senior advisor to and director of the Company as of November 29, 2012;

•	Chris A. Karkenny, our Executive Vice President and Chief Financial Officer until December 31, 2012;

•	Daniel J. Starck, Chief Executive Officer of our home respiratory therapy/home medical equipment segment, since April 2, 2012;

•	Daniel E. Greenleaf, Chief Executive Officer and President of our home infusion therapy segment, until November 29, 2012; and

•	Harriet B. Albery, our Executive Vice President, Sales until June 1, 2012 and currently Chief Commercial Officer of our home infusion therapy segment.

As previously disclosed, during the last fiscal year we undertook certain management changes as part of our ongoing efforts to reduce corporate overhead and to better align management with the Company’s two business segments: (1) home respiratory therapy/ home medical equipment and (2) home infusion therapy. These changes were as follows:

•

Effective June 1, 2012, Ms. Albery ceased serving as our Executive Vice President, Sales and as an executive officer of the Company and was appointed to the position of Executive Vice President, Sales of our home infusion therapy segment. Effective August 6, 2012, Ms. Albery was promoted to the position of Chief Commercial Officer of our home infusion therapy segment;

•	Effective April 2, 2012, Mr. Starck became Chief Executive Officer of our home respiratory therapy/home medical equipment segment;

•

On November 29, 2012, Dr. Payson retired from his positions as Chief Executive Officer and Chairman of our Board of Directors and, effective November 29, 2012, he entered into a services agreement with us pursuant to which he has agreed to act as a senior advisor to the Company and its affiliates and has agreed to continue to serve as a member of our Board of Directors;

•

Effective November 29, 2012, Mr. Figueroa was appointed Chief Executive Officer of the Company and Chairman of our Board of Directors, succeeding Dr. Payson. In addition, effective November 29, 2012, Mr. Figueroa also assumed the role of Chief Executive Officer of our home infusion therapy segment;

•	Mr. Greenleaf, the former Chief Executive Officer and President of our home infusion therapy segment, left the Company on November 29, 2012 to pursue other business opportunities;

•	Mr. Karkenny, our former Executive Vice President and Chief Financial Officer, left the Company on December 31, 2012 to pursue other business opportunities; and

•

Peter A. Reynolds, our Chief Accounting Officer and Controller, assumed the role of Principal Financial Officer of the Company on January 1, 2013, in addition to his role as Chief Accounting Officer and Controller.

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

Compensation Determination Process

Presently, our Board of Directors does not have a compensation committee. Since the Merger, all decisions about our executive compensation have been made by our Board of Directors. In making initial compensation determinations with respect to our named executive officers following the Merger, our Board of Directors considered a number of variables, consistent with our executive compensation objectives, including individual circumstances related to each executive’s recruitment or retention. For example, compensation for each of the named executive officers other than Ms. Albery was determined as part of the negotiation of each executive’s employment agreement. In 2008, our Board of Directors decided to grant to Dr. Payson substantially greater equity incentive awards with vesting terms that differ from the terms applicable to our other senior executives in light of his role as our Executive Chairman of the Board of Directors and Chief Executive Officer and his substantially greater equity investment in our ultimate parent, BP Healthcare. In addition, in connection with the negotiation of Mr. Karkenny’s employment agreement, our Board of Directors considered the fact that he would be entitled to severance if he terminated his employment following the Merger pursuant to the terms of his then existing employment agreement and provided him with an overall compensation package, which included an increase in base salary and a grant of restricted equity units, intended to induce him to stay with us.

Since the Merger, our Board of Directors has not used any compensation consultants in making its compensation determinations.

With the departures of Dr. Payson and Mr. Karkenny, Mr. Figueroa and Mr. Starck now participate in discussions and deliberations with our Board of Directors regarding the determinations of annual cash incentive awards for our executives other than for themselves. Specifically, they make recommendations to our Board of Directors regarding the performance targets to be used under our annual Executive Bonus Plan and the amounts of annual cash incentive awards and any discretionary bonus amounts to be made to our senior executives. Mr. Figueroa and Mr. Starck are also expected to make recommendations to our Board of Directors regarding base salary adjustments for other executives based on their annual review of each executive’s performance. Our Board of Directors considers these recommendations and may exercise discretion in modifying them.

2012 Actions

In fiscal 2012, we undertook certain management changes as part of our ongoing efforts to reduce corporate overhead and to better align management with the Company’s two business segments: (1) home respiratory therapy/ home medical equipment and (2) home infusion therapy. These changes resulted in the hiring of Mr. Starck as the Chief Executive Officer of our home respiratory therapy/home medical equipment segment, the retirement of Dr. Payson as our Chief Executive Officer and Chairman of the Board of the Directors, the hiring of Mr. Figueroa as our new Chief Executive Officer and Chief Executive Officer of our home infusion therapy segment, and the departures of Mr. Karkenny and Mr. Greenleaf.

Appointments of Mr. Figueroa and Mr. Starck. We entered into new employment agreements with Mr. Figueroa and Mr. Starck in connection with their respective appointments. In connection with the negotiation of Mr. Figueroa’s and Mr. Starck’s employment agreements, our Board of Directors considered our primary executive compensation objectives as well as individual circumstances related to their recruitment or retention. In addition, Mr. Figueroa agreed to purchase Class A-2 Units of Holdings and each of Mr. Figueroa and Mr. Starck were granted Class B Units in Holdings pursuant to separate management unit subscription agreements entered into with Holdings.

The purchase of Class A-2 Units is intended to align Mr. Figueroa’s interests with those of our Sponsor and the Class B Units granted to each of Mr. Figueroa and Mr. Starck are designed to motivate them to focus on efforts that will increase the value of our equity while enhancing their retention. The specific sizes and vesting terms of the equity grants made to Mr. Figueroa and Mr. Starck were determined in light of the Sponsor’s practices with respect to management equity programs at other private companies in its portfolio and the executive officer’s position and level of responsibilities with us.

Services Agreement with Dr. Payson. In order to ensure a smooth transition of Dr. Payson’s responsibilities to Mr. Figueroa and to retain access to Dr. Payson’s in-depth knowledge of the business and operations of the Company and our industry, the Board of Directors determined it was in the best interests of the Company to enter into a services agreement with Dr. Payson in connection with his retirement. Pursuant to the services agreement, Dr. Payson has agreed to act as a senior adviser to the Company and its affiliates and to continue to serve as a member of the Board of Directors for an initial four-year term, which may be extended by mutual agreement of the parties. In addition, in recognition of Dr. Payson’s significant contributions to the Company over his tenure as Chief Executive Officer and Chairman and in recognition of the fact that Dr. Payson was being paid a reimbursement rate that was less than his actual cost for the use of his private plane for Company business travel, the Board of Directors determined that it was appropriate to retroactively reimburse Dr. Payson for airplane operating expenses since October 2008 using an agreed upon higher hourly rate. The Board of Directors also determined that in order to retain Dr. Payson’s continued services after his retirement it was appropriate to, among other things, amend the terms of his existing performance-vesting Class B Units to provide that (1) his performance-vesting Class B Units will now also vest in equal monthly installments over a two-year period (or an earlier termination of his services) regardless of whether the existing performance-vesting conditions are met during such time and (2) his performance-vesting Class B units will become fully vested on an accelerated basis upon (x) a change in control while he continues to serve as an advisor or director or (y) if his advisory or board services are terminated without “cause” or if he resigns as a result of a “constructive termination” on or prior to November 29, 2014. Furthermore, Dr. Payson was granted an additional 3,830,365 time-vesting Class B Units, which will generally vest in equal installments every three months over a period of four years from the grant date.

Departures of Mr. Karkenny and Mr. Greenleaf. In order to recognize Messrs. Karkenny and Greenleaf for their significant contributions and to procure a general release of claims against the Company the Board of Directors determined that it was appropriate to amend certain terms of Mr. Karkenny’s employment agreement, to amend the terms of Mr. Karkenny’s and Mr. Greenleaf’s existing management unit subscription agreements and to grant Mr. Greenleaf additional Class B and Class C Units in Holdings. In addition, in connection with his general release of claims, we agreed to pay Mr. Greenleaf 100% of the annual bonus in respect of 2012 that he would have received if he had been employed for the full 2012 calendar year, payable at such time as such bonus would have been paid had Mr. Greenleaf remained employed with us.

With respect to Mr. Karkenny, his employment agreement was amended to accelerate the timing of the severance payments that he is entitled to receive under his employment agreement, such that he received $500,000 on December 31, 2012 and will receive the remaining portion in equal installments over twenty-four months, subject to his continued compliance with the non-competition, non-solicitation, non-disparagement and confidentiality covenants contained in his employment agreement. In addition, his management unit subscription agreement was amended to (1) provide that his performance-vesting Class B and Class C Units would not be forfeited as a result of his termination of employment and instead will remain eligible to vest if the performance conditions are satisfied prior to March 31, 2014 and (2) provide that his vested units can only be purchased by the Company during the period from March 31, 2014 to June 1, 2014.

With respect to Mr. Greenleaf, his existing management unit subscription agreement was amended to provide, among other things, that (1) his existing Class B Units would be reset at a threshold value equal to $1.10, which was the most recently available fair market value for a Class A Unit and (2) his unvested performance-vesting Class B and Class C Units would not be forfeited as result of his termination of employment and instead will remain eligible to vest if the performance conditions are satisfied prior to December 31, 2014. In addition, Mr. Greenleaf entered into a new management unit subscription agreement pursuant to which he was granted an additional 348,877 Class B Units in Holdings (of which 58,146 were fully vested on the grant date and the remainder of which are performance-vesting) and 290,731 Class C Units in Holdings (all of which are performance-vesting).

The specific terms of these agreements entered into with our named executive officers are discussed below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012 Table—Employment Agreements” and “Potential Payments Upon Termination or Change-in-Control—Severance Arrangements.”

Compensation Elements

The following is a discussion and analysis of each component of our executive compensation program.

Base Salary

Base salary compensates executives for performing requirements of their positions and provides executives with a level of cash income predictability and stability with respect to a portion of their total compensation. Our Board of Directors believes that the level of an executive officer’s base salary should reflect that executive officer’s performance, experience and breadth of responsibilities, salaries for similar positions within the community and in our industry generally and any other factors relevant to that particular job. In determining applicable base salaries with respect to those named executive officers that were hired in 2012 namely, Mr. Starck and Mr. Figueroa, our Board of Directors also considered their compensation with prior employers and consulted with outside recruiters to ensure that we could recruit the candidate of our choice by offering a competitive base salary.

Base salaries may be adjusted annually and, in certain circumstances, adjusted mid-year to deal with competitive pressures or changes in job responsibilities, in the sole discretion of our Board of Directors. Our Board of Directors did not make any adjustments to any of our named executive officers’ base salaries in 2012.

Bonuses

Annual Cash Incentive Compensation. Annual cash incentive awards are available to our named executive officers under our annual Executive Bonus Plan in order to motivate our executive officers to achieve short-term performance goals and tie a portion of their cash compensation to performance.

Under our Executive Bonus Plan for 2012 (the “2012 Bonus Plan”), each named executive officer that participated in the 2012 Bonus Plan was eligible to earn a cash incentive award based on achievement of performance targets for 2012. Dr. Payson was not eligible for a 2012 bonus due to his retirement on November 29, 2012. Mr. Figueroa was not eligible for a 2012 bonus due to his employment date of November 29, 2012. These performance targets were determined by our Board of Directors early in the year, after taking into consideration Dr. Payson and Mr. Karkenny’s recommendations and our budget for the year. The potential amount of the cash incentive award was based on a percentage of the executive officer’s base salary during 2012. The following table illustrates the 2012 potential cash incentive awards expressed as a percentage of their base salaries for our named executive officers that were eligible to receive a 2012 bonus under the 2012 Bonus Plan:

	Threshold Bonus Opportunity	Target Bonus Opportunity (2)	Maximum Bonus Opportunity
Chris A. Karkenny	50%	100%	200%
Daniel J. Starck (1)	50%	100%	200%
Daniel E. Greenleaf	50%	100%	200%
Harriet B. Albery	50%	100%	150%

(1)	In connection with Mr. Starck’s employment as the Chief Executive Officer of our home respiratory therapy/home medical equipment segment, our Board of Directors guaranteed that Mr. Starck’s award under the 2012 Bonus Plan would be no less than $350,000.
(2)	The target bonus opportunity of 100% of base salary will be earned and payable only if performance significantly exceeds the budgeted targets for EBITDA and Free Cash Flow performance that were approved by our Board of Directors. If performance equals such budgeted targets, a bonus opportunity of 85% of base salary will be earned and payable.

In 2012, the cash incentive award opportunities were based on a Company-wide Adjusted EBITDA target, an Adjusted EBITDA target of the particular business for which the executive has primary responsibilities, a Free Cash Flow target or a combination of one or more of these targets. The following table lists the performance metrics and relative weightings given thereto with respect to each of our named executive officers under the 2012 Bonus Plan. Mr. Figueroa was not granted an annual cash incentive award opportunity for 2012 due to his employment date of November 29, 2012.

	Company-wide Adjusted EBITDA	Home Infusion Therapy Segment Adjusted EBITDA (1)	Free Cash Flow	Home Respiratory Therapy/Home Medical Equipment Segment Adjusted EBITDA (1)
Norman C. Payson, M.D. (2)	70%	—	30%	—
Chris A. Karkenny	70%	—	30%	—
Daniel J. Starck	14%	—	30%	35%/21%
Daniel E. Greenleaf (3)	70%/14%	0%/56%	30%	—
Harriet B. Albery (4)	70%/14%	0%/56%	30%	—

(1)	Represents the EBITDA of the particular business for which the executive has primary responsibilities. For Mr. Greenleaf and Ms. Albery, represents the EBITDA of our home infusion therapy segment exclusive of the results of our Enteral business. For Mr. Greenleaf, this component applied to the last nine months of the year after his promotion to Chief Executive Officer and President of our home infusion therapy Segment. For Ms. Albery, this component applied to the last seven months of the year in connection with her transfer to the position of Executive Vice President, Sales and then Chief Commercial Officer of our home infusion therapy segment. For Mr. Starck, 35% of his EBITDA represents the EBITDA of our home respiratory therapy/home medical equipment segment including the results of our Enteral business, less Patient Service Equipment (PSE) capital expenditures, and 21% of his EBITDA represents the EBITDA of our home respiratory therapy/home medical equipment segment including the results of our Enteral business.
(2)	Dr. Payson was not eligible for a 2012 bonus due to his retirement on November 29, 2012.
(3)	On April 1, 2012, in connection with his promotion to the position of Chief Executive Officer and President of our home infusion therapy segment, the relative weightings for Mr. Greenleaf’s performance metrics for the remaining nine months of the year were changed from 70% to 14% for the Company-wide Adjusted EBITDA performance metric and from 0% to 56% for the home infusion therapy segment EBITDA performance metric.
(4)	On June 1, 2012, in connection with her transfer to the home infusion therapy segment, the weighting for Ms. Albery’s incentive for the remaining seven months of the year was changed from 70% to 14% for the Company-wide Adjusted EBITDA performance metric and from 0% to 56% for the home infusion therapy segment EBITDA performance metric.

Company-wide Adjusted EBITDA, as used under the 2012 Bonus Plan, is calculated as Adjusted EBITDA (as calculated under the indenture governing the Notes), further adjusted for certain items approved by our Board of Directors, such as loss on disposition of assets and other, employee severance costs, employee relocation costs and other income including joint ventures. Free Cash Flow, as used under the 2012 Bonus Plan, is calculated as Free Cash Flow (as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). The Adjusted EBITDA of our home infusion therapy segment exclusive of the results of our Enteral business is calculated as earnings before interest, taxes, depreciation and amortization of our home infusion therapy segment exclusive of the results of our Enteral business. The Adjusted EBITDA performance metric of our home respiratory therapy/home medical equipment segment that accounted for 21% of Mr. Starck’s cash incentive award opportunity is calculated as earnings before interest, taxes, depreciation and amortization of our home respiratory therapy/home medical equipment segment inclusive of the results of our Enteral business. The Adjusted EBITDA performance metric of our home respiratory therapy/home medical equipment segment that accounted for 35% of Mr. Starck’s cash incentive award opportunity is calculated as earnings before interest, taxes, depreciation and amortization of our home respiratory therapy/home medical equipment segment inclusive of the results of our Enteral business, less Patient Service Equipment (PSE) capital expenditures.

Under our 2012 Bonus Plan, no cash incentive award was to be made with respect to any performance metric unless our actual Company-wide Adjusted EBITDA for 2012 was at least $250 million, or 91.04% of the target Company-wide Adjusted EBITDA of $274.6 million. Payouts for the Company-wide Adjusted EBITDA metric increase in linear progression from 50% to 85% of base salary for metric achievement between $250 million and $274.6 million and from 85% to 100% of base salary for metric achievement between $274.6 million and $300 million. No cash incentive award was to be made with respect to any performance metric unless actual achievement of that metric equaled at least the threshold target that corresponds to Company-wide Adjusted EBITDA achievement of $250 million in the table below. As set forth in the table below, 50% of the target cash incentive award amount with respect to each performance metric was to be paid if actual achievement of that metric equaled the target that corresponds to Company-wide Adjusted EBITDA achievement of $250 million; 85% of the target cash incentive award amount with respect to each performance metric was to be paid if actual achievement of that metric equaled the target that corresponds to budgeted Company-wide Adjusted EBITDA achievement of $274.6 million; and 100% of the target cash incentive award amount with respect to each performance metric was to be paid if actual achievement of that metric equaled the target corresponding to Company-wide Adjusted EBITDA achievement of $300 million. The maximum cash incentive award amount with respect to each performance metric was to be paid if actual achievement of that metric was 120% or above of the target corresponding to a 100% payout. Straight-line interpolation determines the cash payout for performance which falls between the threshold and target or between target and maximum, except the Free Cash Flow performance metric and payout is linked to the Adjusted EBITDA achieved and can never exceed the Adjusted EBITDA payout percentage.

	Company-wide Adjusted EBITDA	Home Infusion Therapy Segment Adjusted EBITDA	Free Cash Flow		Home Respiratory Therapy/Home Medical Equipment Segment Adjusted EBITDA less PSE Capital Expenditures	Home Respiratory Therapy/Home Medical Equipment Segment Adjusted EBITDA
Threshold target for 50% payout	$250 million	$117.9 million	$(45.3 million	)	$161.6 million	$277.6 million
Budgeted target for 85% payout	$274.6 million	$127.5 million	$(26.8 million	)	$172.7 million	$300.1 million
Target for 100% payout	$300 million	$138.9 million	$(7.9 million	)	$187.8 million	$327 million
Target for maximum payout (200%)	$360 million	$166.9 million		(1)	$225.4 million	$392.4 million

(1)	Our Board of Directors did not set a maximum Free Cash Flow target corresponding to Company-wide Adjusted EBITDA achievement of $360 million.

Not withstanding the establishment of the performance goals and the formula for determining the cash incentive award payment amounts as illustrated in the tables above, our Board of Directors may award lesser amounts under our annual Executive Bonus Plan to one or more named executive officers, if, in the exercise of its business judgment, our Board of Directors determines that they are warranted under the circumstances and in our best interest. In addition, our Board of Directors may award a discretionary bonus in addition to the amount the executive would be eligible to receive under our annual Executive Bonus Plan.

For 2012, our actual Company-wide Adjusted EBITDA performance was $247.7 million, our actual Adjusted EBITDA performance for our home infusion therapy segment exclusive of the results of our Enteral business was $102.6 million, our actual Adjusted EBITDA for our home respiratory therapy/home medical equipment segment inclusive of the results of our Enteral business less Patient Service Equipment (PSE) was $ 169.8 million, our actual Adjusted EBITDA for our home respiratory therapy/home medical equipment segment inclusive of the results of our Enteral business was $290.9 million and our actual Free Cash Flow performance was $(17.4) million. The Company-wide Adjusted EBITDA actual performance achievement of $247.7 million was 90.2% of our budgeted target EBITDA of $274.6 million, which was less than the minimum required threshold of $250.0 million to qualify for a payout based on the pre-established scale. The home infusion therapy Adjusted EBITDA of $102.6 million was 80.5% of the budgeted target Adjusted EBITDA of $127.5 million, which was less than the minimum required threshold of $117.9 million to qualify for a payout based on the pre-established scale. The home respiratory therapy/home medical equipment Adjusted EBITDA less Patient Service Equipment (PSE) capital expenditures of $169.8 million was 98.4% of the budgeted target Adjusted EBITDA less PSE capital expenditures of $172.7 million, which, had the Company-wide EBITDA threshold been met, would have resulted in a payout percentage of 76.2% based on the pre-established scale. The home respiratory therapy/home medical equipment Adjusted EBITDA of $290.9 million was 96.9% of the budgeted target Adjusted EBITDA of $300.1 million, which, had the Company-wide EBITDA threshold been met, would have resulted in a payout percentage of 70.7% based on the pre-established scale. The actual Free Cash Flow performance of $(17.4) million was 152% of the budgeted target Free Cash Flow of ($26.8) million, which, had the company-wide EBITDA threshold been met, would have resulted in a payout percentage of at least 50% based on the pre-established scale.

        Based on these results, our named executive officers did not earn awards under the 2012 Bonus Plan. Nonetheless, as permitted under the terms of the 2012 Bonus Plan, our Board of Directors decided to award discretionary bonuses. Mr. Starck will receive his guaranteed bonus of $350,000. Pursuant to the terms of Mr. Karkenny’s Employment Agreement, he was entitled to a pro rata portion of his 2012 bonus in connection with his termination of employment with us. Since no awards were payable under the 2012 Bonus Plan based on 2012 results, our Board of Directors determined that it was appropriate to pay Mr. Karkenny a discretionary bonus for 2012 consistent with the discretionary bonuses awarded to our other named executive officers. Accordingly, Mr. Karkenny will receive a discretionary bonus of $237,500, which represents a 50% payout of his target. Pursuant to the terms of Mr. Greenleaf’s general release of claims, the Company agreed to pay Mr. Greenleaf 100% of the annual bonus in respect of 2012 that he would have received if he had been employed for the full 2012 calendar year, including any exercise of discretion to decrease or increase the bonus amount otherwise earned. Accordingly, Mr. Greenleaf will receive a discretionary bonus of $116,000, which represents a 20% payout of his target. Ms. Albery will receive a discretionary bonus of $143,500, which represents a 41% payout of her target. These bonus payments are expected to be made to the named executive officers on March 8, 2013.

In making the determination to pay discretionary bonuses to Messrs Karkenny and Greenleaf and Ms. Albery (and to other incentive-eligible employees other than the named executive officers), the Board of Directors took into account that the Company-wide Adjusted EBITDA minimum threshold was only missed by less than 1% and the home respiratory therapy/home medical equipment segment achieved 98.4% and 96.9% of its budgeted Adjusted EBITDA targets. The Board of Directors also considered the fact that the Company undertook a number of major initiatives in 2012 and that employees have maintained their commitment and dedication to the Company and worked hard to implement those initiatives throughout 2012. Therefore, after taking into account all of these factors, the Board of Directors determined that in order to motivate and retain the Company’s valued employees and to encourage them to maintain the determination and sense of urgency needed to meet immediate corporate objectives, a discretionary bonus payout under the 2012 Bonus Plan was advisable.

The performance metrics, target levels and formula for determining payout amounts under the 2013 Executive Bonus Plan have not yet been established.

Other Cash Bonuses. In order to attract Mr. Starck to the position of Chief Executive Officer, home respiratory therapy/home medical equipment segment, the Board of Directors determined to pay him a sign-on bonus of $170,000 in connection with the commencement of his employment with the Company on April 2, 2012. Mr. Starck must repay a pro rata portion of the sign-on bonus to the Company if he voluntarily terminates his employment before completing 12 months of employment.

Long-Term Incentive Compensation

Following the Merger, our Board of Directors determined to grant to our management employees, including our named executive officers, long-term incentive awards that are designed to promote our interests by providing our management employees with the opportunity to acquire equity interests as an incentive for the person to remain in our service. Our Board of Directors granted these long-term incentive awards to our former Chief Executive Officer, Dr. Payson, in the form of Class B Units of BP Healthcare, our ultimate parent, and to our other named executive officers in the form of Class B Units and Class C Units of Sky Acquisition LLC, our direct parent, and, in the case of Mr. Karkenny, Class A-2 Units of Sky Acquisition LLC as well, as further described below. Pursuant to a reorganization we implemented in March 2010, the Class A-2 Units, Class B Units and Class C Units of Sky Acquisition LLC were converted or exchanged into Class A-2 Units, Class B Units and Class C Units of Holdings. For purposes of the discussion of equity award grants under this “—Long-Term Incentive Compensation” section, our Board of Directors means our Board of Directors acting in its capacity as the board of directors of the applicable parent entity, unless the context indicates otherwise.

Class A-2 Units of Holdings are equity interests in Holdings and have economic characteristics that are similar to those of shares of common stock in a corporation. Certain of our executives have made equity investments in Holdings by purchasing Class A-2 Units of Holdings. In 2008, our Board of Directors granted to Mr. Karkenny Class A-2 Units of Holdings, subject to vesting terms, similar to restricted common stock in a corporation. Mr. Karkenny’s Class A-2 Units vest if an initial public offering or change of control occurs and the valuation of Class A-1 Units of Holdings implied by the transaction exceeds 110% of the aggregate capital contributions of affiliates of the Sponsor for the Class A-1 Units. Mr. Karkenny does not need to be employed at the time of the initial public offering or change in control to vest in his Class A-2 Units.

In addition, in order to recruit and retain Mr. Figueroa as our new Chief Executive Officer, Mr. Figueroa was given the opportunity to purchase Class A-2 Units at a price of $1.00 per unit. In connection with his appointment as Chief Executive Officer, he agreed to purchase 1,000,000 Class A-2 Units of Holdings for $1,000,000 and he also has the right, but not the obligation, to purchase up to an additional 9,814,533 Class A-2 Units of Holdings for a period of six months following December 5, 2012. The Class A-2 Units purchased by Mr. Figueroa were fully vested when purchased and contain different economic terms than Holdings’ normal Class A-2 Units. Mr. Figueroa’s Class A-2 Units will not entitle him to receive any value above $1.00 per Class A-2 Unit unless and until the cumulative value attributable to each of his Class A-2 Units exceeds $1.10, at which point the special Class A-2 Units will become entitled to receive $0.10 per unit and thereafter will become entitled to receive the same amount as other Class A-2 Units.

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

Generally, the Class B Units of Holdings are divided into a time-vesting portion (2/3 of the Class B Units granted) and a performance-vesting portion (1/3 of the Class B Units granted). All Class C Units are performance-vesting. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012 Table—Terms of Equity Awards” below for a discussion of the vesting and other terms of these equity units.

Our Board of Directors granted to Dr. Payson 38,697,318 Class B units of BP Healthcare in November 2008 with a grant date fair value of $13.9 million. These Class B Units are economically equivalent to the Class B Units of Holdings. The Class B Units of BP Healthcare granted to Dr. Payson were designed to incentivize him to remain in our service and motivate him to focus on efforts that will increase the value of our equity over the long term. These Class B Units were originally 80% time-vesting and 20% performance-vesting. However, in connection with Dr. Payson’s retirement, the Board of Directors determined that in order to retain Dr. Payson’s continued services it was appropriate to amend the terms of his existing performance-vesting Class B Units to, among other things, provide that (1) his performance-vesting Class B Units will now also vest in equal monthly installments over a two-year period (or an earlier termination of his services) regardless of whether the existing performance-vesting conditions are met during such time and (2) his performance-vesting Class B units will become fully vested on an accelerated basis upon (x) a change in control while he continues to serve as an advisor or director or (y) if his advisory or board services are terminated without “cause” or by he resigns as a result of a “constructive termination” on or prior to November 29, 2014. In addition, Dr. Payson was granted an additional 3,830,365 time-vesting Class B Units which will generally vest in equal installments every three months over a period of four years from the grant date. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012 Table—Terms of Equity Awards.”

Our Board of Directors granted to Mr. Karkenny 500,000 Class A-2 Units, 6,675,287 Class B Units and 2,225,096 Class C Units of Sky Acquisition LLC in December 2008 with an aggregate grant date fair value of $3 million. These units were converted or exchanged into Class A-2 Units, Class B Units and Class C Units of Holdings in connection with the March 2010 reorganization. The Class A-2 Units granted to Mr. Karkenny are designed to motivate him to focus on efforts that will deliver our financial success and also enable him to participate in our long-term growth. Our Board of Directors granted members of senior management, including Mr. Greenleaf and Ms. Albery a combination of Class B Units and Class C Units of Sky Acquisition LLC in March 2009. These units were converted or exchanged into Class B and Class C Units of Holdings in connection with the March 2010 reorganization. The Class B Units and Class C Units granted to our named executive officers are designed to motivate them to focus on efforts that will increase the value of our equity while enhancing their retention. The specific sizes of the equity grants made to our named executive officers were determined in light of the Sponsor’s practices with respect to management equity programs at other private companies in its portfolio and the executive officer’s position and level of responsibilities with us. In addition, in the case of Dr. Payson, consideration was also given to his substantial equity investment in BP Healthcare, and in the case of Mr. Karkenny, consideration was also given to enhancing his retention following the Merger. In addition, in connection with Mr. Karkenny’s termination of employment, the Board of Directors determined to amend his management unit subscription agreement to (1) provide that his performance-vesting Class B and Class C Units would not be forfeited as a result of his termination of employment and instead will remain eligible to vest if the performance conditions are satisfied prior to March 31, 2014 and (2) provide that his vested units can only be purchased by the Company during the period from March 31, 2014 to June 1, 2014. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012 Table—Terms of Equity Awards”.

Our Board of Directors has made additional grants of equity awards to our named executive officer as follows: grants on September 10, 2010, December 15, 2010 and December 27, 2012 to Mr. Greenleaf, on June 15, 2012 to Mr. Starck, on December 5, 2012 to Mr. Figueroa, and on September 10, 2010 and May 31, 2011 to Ms. Albery. The September 10, 2010 grants consisted of 290,230 Class B Units with a grant date fair value of $0.1 million and 96,743 Class C Units with a grant date fair value of $0.03 million for Mr. Greenleaf and 145,115 Class B Units with a grant date fair value of $0.1 million and 48,372 Class C Units with a grant date fair value of $0.02 million for Ms. Albery, and were made to recognize Mr. Greenleaf, Ms. Albery and other home infusion therapy top management for exceeding year-to-date financial expectations for the home infusion therapy segment and to serve as an additional long-term retention incentive for these executives. The December 15, 2010 grants to Mr. Greenleaf consisted of 872,193 Class B Units with a grant date fair value of $0.4 million and 290,731 Class C Units with a grant date fair value of $0.1 million and were made in connection with Mr. Greenleaf’s promotion to the additional position of Chief Operating Officer. The May 31, 2011 grants to Ms. Albery consisted of 1,015,805 Class B Units with a grant date fair value of $0.6 million and 338,602 Class C Units with a grant date fair value of $0.1 million and were made in connection with Ms. Albery’s promotion to Executive Vice President, Sales. The December 27, 2012 grants to Mr. Greenleaf consisted of 348,877 Class B units with a grant date fair value of $0.125 million (of which 58,146 were fully vested on the grant date and the remainder of which are performance-vesting) and 290,731 Class C Units with a grant date fair value of $0.055 million (all of which are performance-vesting) and were granted in connection with Mr. Greenleaf’s termination of employment. In addition, the Board of Directors determined to amend Mr. Greenleaf’s existing management unit subscription agreement to provide, among other things, that (1) his existing Class B Units would be reset at a threshold value equal to $1.10, which was the most recently available fair market value for a Class A Unit and (2) his unvested performance-vesting Class B and Class C Units would not be forfeited as result of his termination of employment and instead will remain eligible to vest if the performance conditions are satisfied prior to December 31, 2014. The June 15, 2012 grants to Mr. Starck consisted of 7,859,012 Class B Units with a grant date fair value of $2.86 million. 50% of Mr. Starck’s units are time-vesting and 50% are performance-vesting. 20% of Mr. Starck’s time-vesting Class B units will vest on June 15, 2013 and an additional 5% of the time-vesting Class B units vesting every three months for a period of four years thereafter. The December 5, 2012 grants to Mr. Figueroa were granted in connection with his appointment as our new Chief Executive Officer and consisted of 12,257,169 Class B Units with a grant date fair value of $4.41 million. All of Mr. Figueroa’s units are time-vesting, with 20% of the Class B Units vesting on December 5, 2013 and an additional 5% of the Class B Units vesting every three months for a period of four years thereafter. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012 Table—Terms of Equity Awards” below for a discussion of the vesting and other terms of these equity units.

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

Under our 401(k) savings plan, we match a portion of the funds set aside by the employee. At no cost to the employee, starting in 2011, we provided $50,000 in basic life and accident insurance coverage and $100,000 in business travel accident insurance to certain members of management, including the named executive officers. Other employees receive $10,000 in basic life and accident insurance coverage and $100,000 in business travel accident insurance. The employee may also select supplemental life and accident insurance, for a premium to be paid by the employee.

Supplemental Executive Benefits and Perquisites

We provide a nonqualified deferred compensation plan and modest perquisites which are also intended to attract and retain executives. The deferred compensation plan is intended to promote retention by providing to participants a long-term savings opportunity on a tax-efficient basis and is accomplished with only a modest administrative cost to us, as the employees’ deferrals are not matched by us. Under the deferred compensation plan, participants may defer certain portions of their salary, annual bonus and annual 401(k) savings plan refund offset amount, as more fully explained in the narrative following the Nonqualified Deferred Compensation for 2012 Table below.

Our named executive officers also receive modest perquisites provided or reimbursed by us. These perquisites include supplemental long-term disability coverage, executive medical and dental benefits and transportation-related benefits. Effective January 1, 2013, we will no longer offer executive medical and dental benefits to any members of management, including the named executive officers. In addition, we provided Mr. Greenleaf with a furnished corporate house in California in lieu of reimbursing for hotel expenses when he attended meetings at our primary office in Lake Forest. We will also provide Mr. Figueroa reimbursement (on a tax grossed-up basis) of reasonable costs associated with his relocation in connection with his appointment as Chief Executive Officer. We provide these perquisites because they are cost-effective and promote retention and recruitment. These perquisites are reflected in the All Other Compensation column of the Summary Compensation Table and the accompanying footnote.

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

Mr. Figueroa, Mr. Starck and Ms. Albery each have a severance arrangement with us either as part of their employment agreement or as a separate severance agreement. Under the terms of these severance arrangements, each of these named executive officers is entitled to severance benefits if he or she is terminated by us without cause or by him or her as a result of constructive termination or for good reason, as applicable.

In addition, Dr. Payson, Mr. Karkenny and Mr. Greenleaf each had a severance arrangement with us as part of their respective employment agreements and, as discussed above, we also entered into additional agreements with them in connection with their terminations of employment. The severance payments under these agreements are contingent upon the affected executive’s compliance with the post-termination restrictive covenants contained therein. See “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control—Severance Arrangements” for descriptions of these agreements.

Summary Compensation Table

The following table provides summary information concerning compensation to or on behalf of our named executive officers for services rendered to us during 2010, 2011 and 2012.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
John G. Figueroa Chief Executive Officer; Chief Executive Officer, Home Infusion Therapy Segment	2012	67,995	—	4,412,581	—	—	4,480,576

Norman C. Payson, M.D. Former Executive Chairman of the Board of Directors and Chief Executive Officer	2012 2011 2010	688,187 752,060 752,060	— — 375,001	1,378,931 — —	— 441,883 —	2,732,902 12,628 12,623	4,800,020 1,206,571 1,139,684

Chris A. Karkenny Former Executive Vice President and Chief Financial Officer	2012 2011 2010	477,610 476,305 476,305	237,500 — 237,501	— — —	— 279,859 —	516,978 13,711 12,918	1,232,088 769,875 726,724

Daniel J. Starck Chief Executive Officer, Home Respiratory Therapy/Home Medical Equipment Segment	2012	436,593	520,000	2,829,244	—	—	3,785,837

Daniel E. Greenleaf Former Chief Executive Officer and President, Home Infusion Therapy Segment	2012 2011 2010	532,198 581,593 490,597	116,000 — 667,000	180,835 — 639,333	— 341,722 —	165,937 132,891 18,609	994,970 1,056,206 1,815,539

Harriet B. Albery Former Executive Vice President, Sales	2012 2011	351,923 309,429	143,500 30,000	— 697,520	— 210,862	2,409 2,409	497,832 1,250,220

(1)	Mr. Figueroa commenced employment with the Company effective November 29, 2012 and the amount included in this column for Mr. Figueroa reflects the portion of his annual base salary earned in fiscal 2012 from such date. Dr. Payson and Mr. Greenleaf terminated employment with Company effective November 29, 2012 and the amounts included in this column for Dr. Payson and Mr. Greenleaf reflects the portion of their respective annual base salaries earned in fiscal 2012 until such date.
(2)	Amounts included in this column for 2012 reflect the sign-on bonus of $170,000 paid to Mr. Starck in connection with his commencement of employment with us on April 2, 2012. The sign-on cash bonus is subject to repayment to the Company if Mr. Starck voluntarily terminates his employment before completing 12 months of employment. Amounts in this column also include the minimum guaranteed 2012 bonus of $350,000 paid to Mr. Starck in accordance with the terms of his employment agreement and discretionary bonus payments under the 2012 Bonus Plan paid to Messrs. Karkenny and Greenleaf and Ms. Albery.
(3)	Amounts included in this column for Messrs. Figueroa, Starck and Greenleaf reflect the aggregate grant date fair value of Class B and Class C Units of Holdings, as applicable, granted during 2012, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”), utilizing the assumptions discussed in Note 9 to our financial statements for the year ended December 31, 2012. Amounts included in this column for Dr. Payson reflect the aggregate grant date fair value of Class B Units of BP Healthcare granted during 2012, calculated in accordance in with FASB ASC Topic 718, utilizing the assumptions discussed in Note 9 to our financial statements for the year ended December 31, 2012. With respect to the performance-vesting Class B Units granted to Mr. Starck and the performance-vesting Class B and Class C Units granted to Mr. Greenleaf, the estimate of the grant date fair value determined in accordance with FASB ASC Topic 718 assumes the vesting of 100% of the units awarded. The values of the performance-vesting Class B and Class C Units at the grant date assuming achievement of the highest performance conditions are not determinable because there are no maximum performance conditions under the terms of the Class B Units. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012 Table —Terms of Equity Awards.”

(4)	Amounts reported in this column for each of the named executive officers include the premiums paid by us on behalf of the executive officer for executive long-term disability. In addition, they include:

•

For Dr. Payson – premiums paid by us on behalf of Dr. Payson for the executive medical insurance coverage, and the following amounts earned or paid in connection with the services agreement he entered into with the Company on November 29, 2012: (1) $30,685 which reflects the portion of his annual advisory fee earned in 2012 for his services as senior advisor and director and (2) $2,693,989 paid as retroactive reimbursement for the use of his private plane since October 2008 for Company business travel, calculated by determining the reimbursement amount at a higher hourly rate of $9,022 and subtracting the amounts previously reimbursed (such retroactive reimbursement not to exceed $1,550,000 annually);

•

For Mr. Karkenny – premiums paid by us on behalf of Mr. Karkenny for the executive medical insurance and executive dental insurance coverage and gas card/toll road fees paid by us and the related amount of tax gross-up. Amount reported in this column for Mr. Karkenny also includes the accelerated severance payment of $500,000 paid to Mr. Karkenny on December 31, 2012 pursuant to the terms of the amendment to his employment agreement entered into in connection with his termination of employment;

•

For Mr. Greenleaf – actual expenditures of the Company for rental home expenses in the amount of $68,161, premiums paid by us on behalf of Mr. Greenleaf for the executive medical insurance and executive dental insurance coverage, gas card fees paid by us and the related amount of tax gross-up. Amount reported in this column for Mr. Greenleaf also includes $46,846, representing thirty days’ worth of his annual salary, in lieu of providing the thirty-day termination notice required under his employment agreement.

Grants of Plan-Based Awards in 2012

The following table provides supplemental information relating to grants of plan-based awards made to our named executive officers during 2012.

Name	Grant Date	Approval Date	Type of Award	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value of Stock and Option Awards (4) ($)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (2) (#)	Maximum (#)
John G. Figueroa	12/5/12	11/29/12	Class B							12,257,169	4,412,581
Norman C. Payson, M.D.				375,000	750,000	1,500,000
	11/30/12	11/29/12	Class B							3,830,365	1,378,931
Chris A. Karkenny				237,500	475,000	950,000
Daniel J. Starck				211,923	423,846	847,692
	6/15/12	5/9/12	Class B					3,929,506		3,929,506	2,829,244
Daniel E. Greenleaf				290,000	580,000	1,160,000
	12/27/12	12/27/12	Class B							58,146	20,933
	12/27/12	12/27/12	Class B					290,731			104,663
	12/27/12	12/27/12	Class C					290,731			55,239
Harriet B. Albery				175,000	350,000	525,000

(1)	Reflects possible payouts under our 2012 Bonus Plan. See “Compensation Discussion and Analysis—Compensation Elements—Bonuses—Annual Cash Incentive Compensation” for a discussion of threshold, target and maximum cash incentive compensation payouts. In connection with Mr. Starck’s employment as the Chief Executive Officer, home respiratory therapy/home medical equipment segment, our Board of Directors guaranteed that Mr. Starck’s award under the 2012 Bonus Plan would be no less than $350,000. Since Mr. Starck’s bonus payout under our 2012 Bonus Plan was less than $350,000, Mr. Starck received his guaranteed minimum bonus of $350,000. This amount is reported in the Summary Compensation Table in the Bonus column. Dr. Payson was not eligible for a 2012 bonus due to his retirement on November 29, 2012.
(2)	Reflects the number of performance-vesting Class B Units and Class C Units of Holdings granted during 2012.
(3)	Reflects the number of time-vesting Class B Units of Holdings granted during 2012.
(4)	Represents the aggregate grant date fair value of Class B Units calculated in accordance with FASB ASC Topic 718, utilizing the assumptions discussed in Note 9 to our financial statements for the year ended December 31, 2012. With respect to the performance-vesting Class B Units which are reflected under “Estimated Future Payouts Under Equity Incentive Plan Awards,” the estimate of the grant date fair value determined in accordance with FASB ASC Topic 718 assumes the vesting of 100% of the units awarded.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012

Employment Agreements

John G. Figueroa

In connection with Mr. Figueroa’s appointment as Chief Executive Officer of the Company and Holdings, the Company entered into an employment agreement with Mr. Figueroa, effective November 29, 2012. Mr. Figueroa’s employment agreement has a five-year initial term. The initial term will be automatically extended for successive one-year terms thereafter unless one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term.

Compensation Arrangements

Mr. Figueroa’s employment agreement also includes the terms summarized below:

•	base salary at an annual rate of $750,000, subject to increases as determined by our Board of Directors;

•

target annual bonus award of not less than 100% of base salary (and a maximum bonus award of not less than 200% of base salary), based upon certain performance goals established by the Company’s Board of Directors;

•	reimbursement (on a tax grossed-up basis) of reasonable costs associated with his relocation;

•	participation in the Company’s employee benefit plans; and

•	reimbursement of reasonable and customary business expenses.

Termination and Other Provisions

Generally, either party may terminate Mr. Figueroa’s employment agreement at any time, but Mr. Figueroa must provide 60 days’ advance written notice to the Company of his resignation. See “Potential Payments Upon Termination or Change-in-Control—Severance Arrangements” for a description of the severance provisions related to Mr. Figueroa’s termination of employment.

Norman C. Payson 2008 Employment Agreement.

Apria and its indirect parent entity, BP Healthcare, entered into an employment agreement, effective October 28, 2008, with Dr. Payson pursuant to which Dr. Payson served as our Chief Executive Officer and Executive Chairman of our Board of Directors. This employment agreement terminated in connection with his retirement and has been superseded by the services agreement described below under “Norman C. Payson 2012 Services Agreement”. His employment agreement had a four-year term with automatic annual renewals and also contained the terms summarized below:

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

Norman C. Payson 2012 Services Agreement

In connection with Dr. Payson’s retirement, Dr. Payson entered into a services agreement, effective November 29, 2012, with the Company and its affiliates pursuant to which Dr. Payson has agreed to act as a senior advisor to the Company and its affiliates and has agreed to continue to serve as a member of the Board of Directors of the Company. See “Potential Payments upon Termination or Change-in-Control—Severance Arrangements” for a description of the payments and benefits that Dr. Payson is entitled to under his services agreement.

Chris A. Karkenny 2008 Employment Agreement

Apria entered into an employment agreement, effective October 28, 2008, with Mr. Karkenny pursuant to which Mr. Karkenny served as our Chief Financial Officer. His employment agreement had a five-year term with automatic annual renewals and also contained the terms summarized below:

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

Chris A. Karkenny 2012 Release of Claims

Mr. Karkenny left the Company effective as of December 31, 2012 to pursue other opportunities. For purposes of Mr. Karkenny’s employment agreement, Mr. Karkenny’s departure from the Company constituted a termination without “cause.” On December 23, 2012, we entered into a release of claims with Mr. Karkenny pursuant to which we agreed to amend certain terms of his employment agreement and his management unit subscription agreement. See “Potential Payments Upon Termination or Change-in-Control—Severance Arrangements” for a description of the payments and benefits that Mr. Karkenny is entitled to in connection with his termination of employment.

Daniel J. Starck 2012 Employment Agreement

Apria entered into an employment agreement, dated March 14, 2012, with Mr. Starck pursuant to which Mr. Starck serves as the Chief Executive Officer of our home respiratory therapy/home medical equipment segment. Mr. Starck’s employment with Apria is on an “at-will” basis. Mr. Stark’s employment agreement contains the terms summarized below:

Compensation Arrangements

•	base salary at the annual rate of $580,000, subject to merit based wage adjustments consistent with other senior executives under our wage administration policy;

•	target annual bonus award of 100% of base salary (and a maximum bonus award of 200% of base salary), with a guaranteed minimum bonus of $350,000 for the plan year 2012;

•	a sign-on bonus of $170,000, a portion of which is required to be refunded to Apria on a ratable basis if he voluntarily terminates his employment before completing 12 months of employment;

•	eligibility for equity award grants;

•	participation in our employee benefit plans; and

•	reimbursement of reasonable and customary business expenses.

Termination Provisions

Generally, either party may terminate Mr. Starck’s employment agreement at any time, but Mr. Starck must provide 45 days advance written notice to Apria of his resignation. See “Potential Payments Upon Termination or Change-in-Control—Severance Arrangements” for a description of the payments and benefits Mr. Starck is entitled to in connection with a termination of his employment.

Daniel E. Greenleaf 2010 Amended and Restated Employment Agreement

In connection with his promotion to the additional position of Chief Operating Officer, Mr. Greenleaf’s employment agreement was amended and restated effective as of November 30, 2010. Mr. Greenleaf’s employment with Apria was on an “at-will” basis. His employment agreement contained the terms summarized below.

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

•

housing allowance of $5,000 per month for a six-month period. However, in lieu of this housing allowance we agreed to provide Mr. Greenleaf with a furnished home in California for a minimum period of approximately eighteen months pending the possible relocation of his principal residence to be closer to our headquarters in Lake Forest, California and, prior to such relocation, reimbursement of reasonable costs for Mr. Greenleaf’s spouse and children to travel periodically between Denver, Colorado and California.

Daniel E. Greenleaf 2012 Letter Agreement

Mr. Greenleaf left the Company effective November 29, 2012 to pursue other business opportunities. For purposes of Mr. Greenleaf’s employment agreement and his existing management unit subscription agreement, Mr. Greenleaf’s departure for the Company constituted a termination without “cause.” On December 27, 2012, we entered into a letter agreement with Mr. Greenleaf pursuant to which we agreed to amend certain terms of his employment agreement and his management unit subscription agreement in connection with his termination of employment on November 29, 2012. In addition, on December 27, 2012, Mr. Greenleaf entered into a new management unit subscription agreement pursuant to which he was granted additional Class B Units and Class C Units in Holdings. See “Potential Payments Upon Termination or Change-in-Control—Severance Arrangements” for a description of the payments and benefits that Mr. Greenleaf is entitled to in connection with his termination of employment.

Terms of Equity Awards

Equity Units of BP Healthcare Granted to Dr. Payson in 2008 and 2012 Modifications

Vesting Terms

The Class B Units of BP Healthcare granted to Dr. Payson in 2008 are 80% time-vesting and 20% performance-vesting. The time-vesting units vested over the four year period ending on October 28, 2012 in quarterly tranches.

One-half of the performance-vesting Class B Units granted to our Chief Executive Officer originally vested only if affiliates of the Sponsor receive cash proceeds equal to at least 200% of their aggregate capital contributions in respect of all of their units in BP Healthcare and the other half vest only if they receive cash proceeds equal to at least 300% of their aggregate capital contributions in respect of all of their units in BP Healthcare. Any of these performance-vesting units that were unvested upon a termination of his services (x) by us without “cause,” (y) by him as a result of “constructive termination” or (z) by him for any reason on or following October 28, 2012 would remain outstanding until the second anniversary of the applicable termination date (unless they vest prior to that date). If the performance-vesting units did not vest by such anniversary, then they would be immediately forfeited. However, in connection with Dr. Payson’s retirement, the Board of Directors determined that in order to retain Dr. Payson’s continued services it was appropriate to amend the terms of his existing performance-vesting Class B Units as follows:

•

the vesting terms were modified to provide that his original performance-vesting Class B Units will now also vest in equal monthly installments over a two-year period (or an earlier termination of his services) regardless of whether the existing performance-vesting conditions are met during such time;

•

his original performance-vesting Class B Units will now become fully vested on an accelerated basis upon (x) a change in control while he continues to serve as an advisor or director or (y) if his advisory or board services are terminated without “cause” or if he resigns as a result of a “constructive termination” on or prior to November 29, 2014; and

•	any of his original performance-vesting Class B Units that are unvested as of the second anniversary of the date on which Dr. Payson’s advisory or board services are terminated will be forfeited.

Put and Call Rights

If Dr. Payson’s services are terminated due to death or disability prior to an initial public offering, he has the right, subject to certain limitations, for a specified period following the termination date, to cause us to purchase on one occasion all, but not less than all, of his vested Class B Units at the fair market value of such units. Dr. Payson also has the right to require us to repurchase the Class A-2 units of BP Healthcare that he purchased if his employment is terminated due to death prior to an initial public offering.

In connection with Dr. Payson’s retirement, the Board of Directors agreed to waive our call rights associated with Dr. Payson’s vested performance vesting Class B Units. Since Dr. Payson retired after October 28, 2012, our call rights associated with Dr. Payson’s vested time vesting Class B Units had expired. In addition, if Dr. Payson’s services are terminated by us for cause, then we have the right to purchase all of his Class A-2 Units at the lesser of fair market value thereof and cost. If his services are terminated due to death, then we have the right to purchase all of his Class A-2 Units at the fair market value thereof.

Restrictive Covenants

As a condition of receiving the Class B Units in 2008, Dr. Payson agreed to certain restrictive covenants, including confidentiality of information, noncompetition and non-solicitation covenants. The confidentiality covenant has an indefinite term, and the non-competition and non-solicitation covenants each have a term effective both during the term of Dr. Payson’s services and for twelve and twenty-four months, respectively, following a termination of his services

Equity Units of BP Healthcare Granted to Dr. Payson in 2012

Vesting Terms

In connection with Dr. Payson’s retirement and entry into his services agreement, on November 29, 2012, Dr. Payson and BP Healthcare entered into a new management unit subscription agreement pursuant to which Dr. Payson was granted 3,830,365 Class B Units of BP Healthcare. The Class B Units granted to Dr. Payson contain a special term that would require the value of BP Healthcare’s Class A Units to exceed $1.10 for him to receive any value, such that no payment would be made in respect of a Class B Unit if the value of a Class A Unit fails to exceed $1.10.

These new Class B Units generally vest in equal installments every three months over a period of four years from the grant date, subject to Dr. Payson’s continued advisory or director services for the Company. In addition, these units will vest in full if a change in control of Holdings occurs while Dr. Payson still serves as an advisor or director.

Upon termination of Dr. Payson’s services for any reason, all of Dr. Payson’s new Class B Units that are unvested will be forfeited. In addition, if Dr. Payson is terminated by the Company or its affiliates for cause (or by Dr. Payson when grounds exist for a termination by BP Healthcare or any of its subsidiaries for cause), then all of Dr. Payson’s vested new Class B Units will also be forfeited.

The new Class B Units contain no put and call rights.

Restrictive Covenants

As a condition of receiving the new Class B Units, Dr. Payson has agreed to certain restrictive covenants, including confidentiality of information, noncompetition and non-solicitation covenants that are substantially similar to the covenants he agreed to in connection with his 2008 unit grant.

Equity Units of Holdings Granted to Mr. Figueroa

Class A-2 Units

In connection with his employment, on November 29, 2012, Mr. Figueroa and Holdings entered into a management unit subscription agreement pursuant to which Mr. Figueroa purchased 1,000,000 Class A-2 Units of Holdings at a price of $1.00 per unit. He also has the right, but not the obligation, to purchase up to an additional 9,814,533 Class A-2 Units for a period of six months following December 5, 2012. The Class A-2 Units purchased by Mr. Figueroa were fully vested when purchased and contain different economic terms than Holdings’ normal Class A-2 Units and will not entitle him to receive any value above $1.00 per Class A-2 Unit unless and until the cumulative value attributable to each of his Class A-2 Units exceeds $1.10, at which point the special Class A-2 Units will become entitled to receive $0.10 per unit and thereafter will become entitled to receive the same amount as other Class A-2 Units.

Class B Units

In connection with his employment, Mr. Figueroa was also granted 12,257,169 Class B Units in Holdings. The Class B Units granted to Mr. Figueroa contain a special term that requires the value of Holdings’ Class A Units to exceed $1.10 in order for him to receive any value from such units, such that no payment would be made in respect of his Class B Units if the value a Class A Unit fails to exceed $1.10.

All of Mr. Figueroa’s Class B Units are time-vesting, with 20% of the Class B Units vesting on December 5, 2013 and an additional 5% of the Class B Units vesting every three months for a period of four years thereafter. The Class B Units will become fully vested if a change in control of Holdings occurs while Mr. Figueroa is still employed with the Company. Any Class B Units that are unvested upon termination of Mr. Figueroa’s employment will be forfeited.

Put and Call Rights

If Mr. Figueroa’s employment is terminated due to death or disability prior to an initial public offering of Holdings or any of its subsidiaries, he has the right, subject to certain limitations, for a specified period following the termination date, to cause Holdings to purchase on one occasion all, but not less than all, of his Class A-2 and vested Class B Units at the fair market value of such units.

If Mr. Figueroa’s employment is terminated by us for cause or Mr. Figueroa engages in any conduct that would be a violation of a restrictive covenant set forth in his management unit subscription agreement but for the fact that the conduct occurred outside the relevant periods, then we have the right to purchase all of his Class A-2 Units at the fair market value thereof. If Mr. Figueroa’s voluntarily resigns where grounds for cause exist or Mr. Figueroa breaches any of the restrictive covenants set forth in the management unit subscription agreement, then we have the right to purchase all of his Class A-2 Units at the lesser of fair market value thereof and cost.

If Mr. Figueroa’s employment is terminated due to (1) death or disability, (2) by us without cause, (3) voluntarily as a result of constructive termination or (4) voluntarily (other than as a result of a constructive termination) after November 30, 2014 where grounds for cause do not exist, or Mr. Figueroa engages in any conduct that would be a violation of a restrictive covenant set forth in his management unit subscription agreement but for the fact that the conduct occurred outside the relevant periods, then we have the right to purchase all of his vested Class B Units at the fair market value thereof.

If Mr. Figueroa’s employment is terminated (1) by us for cause, (2) voluntarily where cause exists or (3) voluntarily (other than as a result of a constructive termination) on or before November 30, 2014 where grounds for cause do not exist, or Mr. Figueroa breaches any of the restrictive covenants set forth in the management unit subscription agreement, then we have the right to purchase all of his vested Class B at the lesser of fair market value thereof and cost, which means that such vested Class B Units will be effectively forfeited.

Clawback

In certain circumstances the Company has the right to “clawback” and recover any gains Mr. Figueroa may have realized with respect to his Class B Units if he is terminated for cause or he voluntarily resigns where grounds for cause exist and the Company notifies him of such fact within 30 days of his resignation.

Preemptive Rights

Prior to an initial public offering of Holdings or any of its subsidiaries or his termination of employment with the Company, Mr. Figueroa will have preemptive rights that give him the right to maintain his then pro rata share of Holdings’ issued and outstanding common membership units by purchasing additional common membership units (or other equity securities or securities convertible into or exchangeable for any such units or equity securities) each time Holdings proposes to issue or sell such units or securities to any person, subject to certain exceptions set forth in the management unit subscription agreement.

Restrictive Covenants

As a condition to receiving the units, Mr. Figueroa has agreed to certain restrictive covenants, including confidentiality of information, noncompetition, non-solicitation and non-disparagement covenants in his management unit subscription agreement. Similar to his employment agreement, the confidentiality covenant has an indefinite term, and the non-competition, non-solicitation and non-disparagement covenants each have a term effective both during employment and for twenty-four months following a termination of his employment.

Equity Units of Holdings Granted to Our Other Named Executive Officers

Class A-2 Units of Mr. Karkenny

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

Class B Units

The Class B Units of Holdings granted to Mr. Greenleaf and Ms. Albery, other than the Class B Units granted to Mr. Greenleaf in connection with his termination of employment described below, are divided into a time-vesting portion (2/3 of the Class B Units granted) and a performance-vesting portion (1/3 of the Class B Units granted). The Class B Units of Holdings granted to Mr. Starck are 50% time-vesting and 50% performance-vesting. The time-vesting portion of these Class B Units vest over 5 years, with 20% vesting on the 12-month anniversary of the later of (x) October 28, 2008, (y) the date of the executive’s commencement of employment with us, or (z) for those executives hired after the initial grant in March of

2009, the closing date of the grant and the remainder in quarterly tranches thereafter, except that in the case of Mr. Karkenny, they vested over 57 months, with 25% vesting on October 28, 2009 and the remainder in quarterly tranches thereafter, in each case subject to the executive officer’s continued employment through each vesting date. Notwithstanding the foregoing, the time-vesting Class B units of Holdings will become fully vested on an accelerated basis upon a change in control while the executive continues to provide services to us.

The performance-vesting portion of these Class B Units vest only if affiliates of the Sponsor receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of 25% of its units equal to 200% of its aggregate capital contributions for such units.

Class C Units

All Class C Units of Holdings are performance-vesting and have the same vesting terms as the performance-vesting Class B Units.

Except with respect to the modifications agreed to by the Board of Directors in connection with the departures of Mr. Karkenny and Mr. Greenleaf described below, all Class B Units or Class C Units that are unvested on termination of the executive’s services will be forfeited.

Put and Call Rights

Prior to an initial public offering, if the executive’s employment is terminated due to death or disability, he has the right, subject to certain limitations, for a specified period following the termination date, to cause us to purchase on one occasion all, but not less than all, of his vested Class A-2, Class B or Class C Units at the fair market value thereof.

Except with respect to the modifications agreed to by the Board of Directors in connection with the departures of Mr. Karkenny and Mr. Greenleaf described below, if the executive’s employment is terminated due to (1) death or disability, (2) by us without cause, (3) voluntarily as a result of constructive termination or (4) voluntarily (other than as a result of a constructive termination) after the later of (x) October 28, 2010, (y) the date of the executive’s commencement of employment with us, or (z) for those executives hired after the initial grant in March of 2009, the second anniversary of the closing date of the grant or, in the case of Mr. Karkenny, after January 28, 2010, or the executive engages in any conduct that would be a violation of a restrictive covenant set forth in the management unit subscription agreement but for the fact that the conduct occurred outside the relevant periods, then we have the right to purchase all of the executive’s vested Class B or Class C Units at the fair market value thereof.

If the executive’s employment is terminated (1) by us for “cause” or (2) voluntarily (other than as a result of a constructive termination) on or before the later of (x) October 28, 2010, (y) the date of the executive’s commencement of employment with us, or (z) for those executives hired after the initial grant in March of 2009, the second anniversary of the closing date of the grant or, in the case of Mr. Karkenny, on or before January 28, 2010, or the executive breaches any of the restrictive covenants set forth in the management unit subscription agreement, then we have the right to purchase all of the executive’s vested Class B or Class C Units at the lesser of fair market value thereof and cost, which means that such vested Class B or Class C Units will be effectively forfeited.

Clawback

In certain circumstances the Company has the right to “clawback” and recover any gains the named executive officer may have realized with respect to his Class B Units or Class C Units if he is terminated for cause or he voluntarily resigns where grounds for cause exist and the Company notifies him of such fact within 30 days of his resignation.

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

2012 Modifications

Mr. Karkenny

The terms of Mr. Karkenny’s management unit subscription agreement were amended as follows:

•	the period of time that the Company has to purchase all of Mr. Karkenny’s vested units was amended and will now apply during the period from March 31, 2014 to June 1, 2014; and

•

Mr. Karkenny’s unvested performance-vesting Class B and Class C Units were not forfeited as a result of his termination of employment and instead will remain eligible to vest if the performance conditions are satisfied prior to March 31, 2014.

Mr. Greenleaf

The terms of Mr. Greenleaf’s existing management unit subscription agreement were amended as follows:

•

Mr. Greenleaf’s existing Class B Units that had a threshold value greater than $0 have been reset at Holdings’ most recent available fair market value and now require that the value of Holdings’ Class A Units must exceed $1.10 in order for Mr. Greenleaf to receive any value from his existing Class B Units, such that no payment would be made in respect of his existing Class B Units if the value of a Class A Unit fails to exceed $1.10;

•

the Company’s right to purchase all of Mr. Greenleaf’s existing vested Class B and Class C Units at fair market value has been extended to apply for a period from December 1, 2012 to July 15, 2015; and

•

Mr. Greenleaf’s unvested performance-vesting Class B and Class C Units were not deemed forfeited on Mr. Greenleaf’s November 29, 2012 termination date pursuant to the original terms of his existing management unit subscription agreement and instead will remain eligible to vest if the performance conditions applicable to such units are satisfied prior to December 31, 2014.

Equity Units of Holdings Granted to Mr. Greenleaf in 2012

On December 27, 2012, in connection with his termination of employment, Mr. Greenleaf was granted an additional 348,877 Class B Units and 290,731 Class C Units. Except as described below, the terms of the new Class B Units and Class C Units are generally the same as the terms described above under “Equity Units of Holdings Granted to Our Other Named Executive Officers.”

•

the new Class B Units granted to Mr. Greenleaf were granted at current fair market value and will require the value of Holdings’ Class A Units to exceed $1.10 in order for him to receive any value from such units, such that no payment would be made in respect of his new Class B Units if the value of a Class A Unit fails to exceed $1.10;

•

58,146 of the new Class B Units are fully vested and the remaining new Class B and Class C Units are performance-vesting and will vest only if affiliates of the Sponsor receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of 25% of their units in Holdings equal to 200% of their aggregate capital contributions for such units prior to December 31, 2014; and

•

the new Class B and Class C Units contain no put rights in favor of Mr. Greenleaf and the call rights of Holdings provide that (1) until July 15, 2015 and (2) if Mr. Greenleaf materially violates any of the restrictive covenants described set forth in the new management unit subscription agreement or engages in any conduct that would be a violation of a restrictive covenant set forth in the new management unit subscription agreement but for the fact that the conduct occurred outside the relevant periods, then Holdings has the right for a specified period to purchase from Mr. Greenleaf all new Class B and Class C Units, held by him at the fair market value thereof or, in the event he materially violates any of the restrictive covenants described set forth in the new management unit subscription agreement, at the lesser of fair market value thereof and cost, which means that such units will be effectively forfeited.

Outstanding Equity Awards at 2012 Fiscal-Year End

The following table provides information regarding outstanding equity awards made to our named executive officers as of December 31, 2012. The equity awards held by Dr. Payson are Class B Units of BP Healthcare, and the equity awards held by the other named executive officers are Class B and Class C Units of Holdings.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (2) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John G. Figueroa	12/5/2012	12,257,169	(5)	—	(5)
Norman C. Payson, M.D.	11/24/2008	7,416,728	(5)	—	(5)
	11/30/2012	3,830,365	(5)	—	(5)
Chris A. Karkenny	12/19/2008	—	(5)	4,950,189	(5)
Daniel J. Starck	6/15/2012	3,929,506	(5)	3,929,506	(5)
Daniel A. Greenleaf	(3)	—	(5)	3,581,005	(5)
Harriet B. Albery	(4)	638,506	(5)	1,354,407	(5)

(1)	Reflects time-vesting Class B Units that have not vested. The following provides information with respect to the vesting schedule of the time-vesting Class B Units that have not vested as of December 31, 2012:

•	Mr. Figueroa – 2,451,434 units will vest on December 5, 2013 and 612,858 units will vest every three months starting on March 5, 2014 until all of them vest on December 5, 2017.

•

Dr. Payson – For the units granted on November 24, 2008, in connection with the amendments to the terms of his existing performance-vesting Class B Units, 7,739,464 of his performance-vesting Class B Units will now also vest in equal monthly installments of 322,736 units over a two-year period (or an earlier termination of his services), starting December 29, 2012. The performance-vesting terms of these Class B Units are described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012 Table—Terms of Equity Awards.” For the units granted on November 30, 2012, 239,398 will vest every three months starting on February 28, 2013.

•	Mr. Karkenny – All of Karkenny’s unvested time-vesting Class B units were forfeited on December 31, 2012 in connection with the termination of his employment.

•	Mr. Starck – 785,901 units will vest on June 15, 2013 and 196,475 units will vest every three months starting on September 15, 2013 until all of them vest on June 15, 2017.

•	Mr. Greenleaf – All of Mr. Greenleaf’s unvested time-vesting Class B units were forfeited on November 29, 2012 in connection with the termination of his employment.

•

Ms. Albery – For the units granted on March 11, 2009, 29,023 units vest every three months starting on January 28, 2012 until all of them vest on October 28, 2013. For the units granted on September 10, 2010, 4,837 units vest every three months starting on March 10, 2012 until all of them vest on September 10, 2015. For the units granted on May 31, 2011, 135,441 units vested on May 31, 2012 and 33,860 units will vest every three months starting on August 31, 2012 until all of them vest on May 31, 2016.

Vesting will be accelerated under specified events while the executive continues to provide services to us, as described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012 Table—Terms of Equity Awards.”

(2)	Reflects performance-vesting Class B Units and Class C Units and, with respect to Mr. Karkenny, Class A-2 Units. The vesting terms of these performance-vesting units are described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012 Table—Terms of Equity Awards.”
(3)	Mr. Greenleaf received grants of equity awards on March 11, 2009, September 10, 2010, December 15, 2010 and December 27, 2012.
(4)	Ms. Albery received grants of equity awards on March 11, 2009, September 10, 2010 and May 31, 2011.
(5)	Because there was no public market for Class B Units of Holdings and BP Healthcare or the Class C Units of Holdings as of December 31, 2012, the market values of such units are not determinable. For purposes of FASB ASC Topic 718, the grant date fair value of Dr. Payson’s Class B Units was $0.36 per unit for both his 2008 and 2012 units, the grant date fair value of Mr. Karkenny’s Class A-2, Class B and Class C Units were $0.75 per unit, $0.35 per unit and $0.15 per unit, respectively, and the grant date fair value for Mr. Greenleaf’s and Ms. Albery’s 2009 Class B and Class C units were $0.28 per unit and $0.13 per unit. Mr. Greenleaf’s and Ms. Albery’s 2010 Class B and Class C units had a grant date fair value of $0.44 per unit and $0.33 per unit. Ms. Albery’s 2011 Class B and Class C Units had a grant date fair value of $0.55 per unit and $0.41 per unit. Mr. Greenleaf’s 2012 Class B and Class C units had a grant date fair value of $0.36 per unit and $0.19 per unit. Messrs. Starck and Figueroa’s 2012 Class B units had a grant date fair value of $0.36 per unit.

Option Exercises and Stock Vested in 2012

The following table provides information regarding the number of equity units that vested for our named executive officers during 2012. The equity units are Class B Units of BP Healthcare for Dr. Payson and Class B Units of Holdings for the other named executive officers.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John G. Figueroa	—	(1)
Norman C. Payson, M.D.	8,062,199	(1)
Chris A. Karkenny	890,039	(1)
Daniel J. Starck	—	(1)
Daniel A. Greenleaf	716,201	(1)
Harriet B. Albery	338,602	(1)

(1)	Because there was no public market for the Class B Units of Holdings and BP Healthcare as of the vesting dates, the market values of such units are not determinable. For purposes of FASB ASC Topic 718, the grant date fair value of Dr. Payson’s Class B Units was $0.36 per unit, the grant date fair value of Mr. Karkenny’s Class B Units was $0.35 per unit and the grant date fair value for Mr. Greenleaf’s and Ms. Albery’s 2009 Class B units was $0.28 per unit. Mr. Greenleaf’s and Ms. Albery’s 2010 Class B units had a grant date fair value of $0.44 per unit. Ms. Albery’s 2011 Class B Units had a grant date of $0.55 per unit. Messrs. Greenleaf, Starck and Figueroa’s 2012 Class B units had a grant date fair value of $0.36 per unit.

Pension Benefits for 2012

We do not offer pension benefits to our named executive officers.

Nonqualified Deferred Compensation for 2012

The following table provides information regarding activity in our nonqualified deferred compensation plan for the named executive officers during 2012.

Name	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (2) ($)
John G. Figueroa		—	—	—	—
Norman C. Payson, M.D.	—	—	—	—	—
Chris A. Karkenny	—	—	—	—	—
Daniel J. Starck		—	—	—	—
Daniel A. Greenleaf	117,369	—	30,835	344,317	0
Harriet B. Albery

(1)	The amount in the Executive Contributions in Last FY column was reported in the Summary Compensation Table in the Salary column. The amount in the Aggregate Earnings in Last FY column has not been included in the Summary Compensation Table since it does not reflect above-market or preferential earnings.
(2)	Mr. Greenleaf received a lump sum distribution of his aggregate account balance on December 28, 2012 in connection with his termination of employment.

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

Potential Payments Upon Termination or Change-in-Control

The following table describes the potential payments and benefits that would have been payable to Mr. Figueroa, Mr. Starck and Ms. Albery under existing plans and contractual arrangements assuming (1) a termination of employment and (2) a change of control occurred on December 31, 2012. We have also separately described the payments and benefits that Dr. Payson, Mr. Karkenny and Mr. Greenleaf are entitled to in connection with their respective terminations of employment with us.

The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the named executive officers. These include accrued salary, distributions of plan balances under our 401(k) savings plan and distributions of plan balances under the non-qualified deferred compensation plan. Furthermore, the amounts shown in the table do not include amounts that may be payable to a named executive officer upon the sale or purchase of his vested equity units pursuant to the exercise of the put or call rights described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012 Table—Terms of Equity Awards.”

Name	Pro Rata Annual Bonus ($)(1)	Cash Severance Payment ($) (2)	Total Termination Benefits (Excluding Accelerated Vesting of Equity Awards) ($) (3)
John G. Figueroa Without Cause or as a result of a Constructive Termination	—	3,019,925	3,019,925
Daniel J. Starck Without Cause or with Good Reason	—	2,351,505	2,351,505
Harriet B. Albery Without Cause or with Good Reason	—	557,458	557,458

(1)	Pursuant to the terms of Mr. Figueroa’s employment agreement, he is entitled to a pro rata portion of his annual bonus in respect of the year of termination if his employment is terminated without cause by the Company or by him as a result of a constructive termination. However, Mr. Figueroa was not granted an annual cash incentive award opportunity for 2012 due to his employment date of November 29, 2012.
(2)	Cash severance payment includes the following:

•

Mr. Figueroa — two times the sum of (1) his annual base salary rate of $750,000, (2) his target annual bonus of $750,000 and (3) an amount equal to the annual cost of providing him with a continuation of medical, dental and vision insurance under COBRA, ($19,925); and

•

Mr. Starck — two times the sum of (1) his annual base salary rate of $580,000, (2) 100% of his annual base salary rate of $580,000 since he has not been employed for two full annual bonus cycles and (3) an amount equal to the annual cost of providing him with a continuation of medical, dental and vision insurance under COBRA, ($31,505); and

•

Ms. Albery — the sum of (1) her annual base salary rate of $350,000, (2) the average of her actual bonus for 2010 and 2011 ($ 202,271) and (3) an amount equal to the annual cost of providing her with a continuation of medical, dental and vision insurance under COBRA ($5,187).

(3)	In addition, upon a change of control, each of the named executive officers’ unvested time-vesting Class B Units of Holdings would become immediately vested. As of December 31, 2012, the number of Class B Units that were subject to acceleration of vesting upon a change of control was as follows: Mr. Figueroa — 12,257,169, Mr. Starck — 3,929,506 and Ms. Albery — 638,506. Because there was no public market for the Class B Units of Holdings as of December 31, 2012, the market value as of that date is not determinable. For purposes of FASB ASC Topic 718, the grant date fair value for the Class B Units of Holdings granted to Messrs. Figueroa and Starck in fiscal 2012 was $0.36 per unit. For Ms. Albery, the grant date fair value for her Class B Units of Holdings was $0.28 per unit for her 2009 grants, $0.44 per unit for her 2010 grants and $0.55 per unit for her 2011 grants.

Severance Arrangements

John G. Figueroa

Pursuant to the terms of Mr. Figueroa’s employment agreement, if Mr. Figueroa’s employment is terminated in the event of death or disability, in addition to certain accrued amounts, Mr. Figueroa will be entitled to receive a pro rata portion of his annual bonus in respect of the year of termination. Following termination in the event of death or disability, except as described above, Mr. Figueroa will have no further rights to any compensation or any other benefits under his employment agreement.

Pursuant to the terms of Mr. Figueroa’s employment agreement, if Mr. Figueroa’s employment is terminated without cause by the Company or by him as a result of a constructive termination, Mr. Figueroa will be entitled to receive, in addition to certain accrued amounts, the following severance benefits:

•	a pro rata portion of his annual bonus in respect of the year of termination;

•

subject to his compliance with the restrictive covenants described below, an amount, payable over 24 months, equal to two times the sum of (x) his annual base salary and (y) an amount equal to his target annual bonus if the termination occurs on or prior to December 31, 2014, or if the termination occurs after December 31, 2014, the average of his annual bonuses payable for the immediately preceding two fiscal years; and

•	a lump sum payment equal to 24 times the monthly cost of COBRA continuation coverage under the Company’s group health plans.

The amounts payable to Mr. Figueroa upon a termination of employment described above are subject to Mr. Figueroa providing a release of all claims to the Company. Furthermore, the severance payments are contingent upon Mr. Figueroa’s continued compliance with the non-competition, non-solicitation, non-disparagement and confidentiality covenants contained in his employment agreement. The confidentiality covenant has an indefinite term, and the non-competition, non-solicitation and non-disparagement covenants each have a term effective both during employment and for twenty-four months following a termination of his employment. In addition, Mr. Figueroa’s employment agreement includes certain customary indemnification and other provisions, including a provision that, in the event of any action by either party to the agreement against the other party by reason of a breach of the agreement, the prevailing party would be entitled to recover costs and expenses of that action, including reasonable attorney’s fees, accounting or other professional fees resulting therefrom.

For purposes of Mr. Figueroa’s employment agreement, “cause” generally means that we have determined that Mr. Figueroa has (1) engaged in or committed willful misconduct; (2) engaged in or committed theft, fraud or other conduct constituting a felony (other than traffic related offenses or as a result of vicarious liability); (3) willfully failed to substantially perform his duties for a 30-day period after written notice from Apria; (4) refused or demonstrated an unwillingness to reasonably cooperate in good faith with any company or government investigations; (5) willfully committed substantial and material insubordination in response to clear instructions from the Board (6) engaged in or committed any willful act that is injurious to our reputation or business; (7) willfully violated his fiduciary duty or his duty of loyalty to us or our Code of Ethical Business Conduct in any material respect; (8) used alcohol or drugs (other than prescribed drugs for their intended purpose) in a manner which materially and repeatedly interferes with the performance of his duties; or (9) engaged in or committed a material breach of his employment agreement.

Under his employment agreement, “constructive termination” generally means (1) the failure to pay or provide Mr. Figueroa’s base salary or annual bonus when due or any reduction in base salary or target annual bonus; (2) the addition of greater than 50 miles to Mr. Figueroa’s one-way commute; (3) a reduction in Mr. Figueroa’s title or a material reduction in the scope of his duties; (4) failure to promptly appoint Mr. Figueroa to the Board following his employment or involuntarily removing Mr. Figueroa from the Board during the term of his employment; (5) our failure to require our successor to expressly assume and perform Mr. Figueroa’s employment agreement; (6) failure to extend Mr. Figueroa’s employment term; or (7) failure to remain as Chief Executive Officer of our home infusion therapy segment following the occurrence of a Change of Control. However, a

“constructive termination” event will cease to exist under Mr. Figueroa’s employment agreement if Mr. Figueroa agrees to any of the above events in writing, fails to terminate his employment within 90 days after the occurrence of such events, or if we remedy such events within 30 days after receipt of written notice by Mr. Figueroa, or if Mr. Figueroa remains as Chief Executive Officer of the home infusion segment after an acquisition, combination, joint venture, divestiture of separation of one or more of our business lines or assets.

Daniel J. Starck

Pursuant to the terms of Mr. Starck’s employment agreement, either party may terminate Mr. Starck’s employment at any time. If Mr. Starck’s employment is terminated without cause by Apria or with good reason by Mr. Starck, then Mr. Starck must give Apria at least 45 days advance written notice.

If Mr. Starck’s employment is terminated without cause by us or terminated with good reason by Mr. Starck, he will be entitled to receive a severance payment equal in the aggregate to two times the sum of:

•	his annual base salary at the rate in effect at the time of termination;

•

the average of his two most recent annual bonuses, if any, received prior to termination (provided that if he has not been employed for two full annual bonus cycles, his annual bonus amount, for purposes of this calculation, for any year in which he did not participate in the full annual bonus shall be 100% of his then current base salary); and

•	an amount equal to the annual cost of providing him with a continuation of medical, dental and vision insurance under COBRA.

The amounts payable to Mr. Starck upon a termination of employment described above shall be paid in periodic installments over a period of 24 months provided that Mr. Starck executes a release of all claims to us. Such payments are also contingent upon Mr. Starck’s continued compliance with certain non-solicitation and confidentiality covenants contained in his employment agreement. The confidentiality covenant has an indefinite term, whereas the non-solicitation covenant has a term of 24 months. If we believe that Mr. Starck is in violation of the non-solicitation covenant after his termination, we may suspend all of the payments described above until he establishes that he is not in violation of such covenant. However, we also have the right to waive a breach of any covenant by Mr. Starck.

For purposes of Mr. Starck’s employment agreement, “cause” generally means that we have determined that Mr. Starck has (1) engaged in or committed willful misconduct; (2) engaged in or committed theft, fraud or other conduct constituting a felony (other than traffic related offenses or as a result of vicarious liability); (3) refused or demonstrated an unwillingness to substantially perform his duties for a 30-day period after written notice from Apria; (4) refused or demonstrated an unwillingness to reasonably cooperate in good faith with any company or government investigations; (5) engaged in or committed any willful act that is injurious to our reputation or business; (6) willfully violated his fiduciary duty or his duty of loyalty to us or our Code of Ethical Business Conduct in any material respect; (7) used alcohol or drugs (other than prescribed drugs for their intended purpose) in a manner which materially and repeatedly interferes with the performance of his duties; or (8) engaged in or committed a material breach of his employment agreement.

Under his employment agreement, “good reason” generally means (1) the reduction of Mr. Starck’s annual base salary and target level bonus percentage (except in the case of certain reductions affecting all executive officers equally); (2) the addition of greater than 30 miles to Mr. Starck’s one-way commute; or (3) Mr. Starck is not permitted to continue as the Chief Executive Officer of our home respiratory therapy and home medical equipment segment. However, “good reason” will cease to exist under Mr. Starck’s severance agreement if Mr. Starck agrees to any of the above conditions in writing, fails to terminate his employment within 60 days after the occurrence of such conditions, or if we remedy such conditions within 10 days after receipt of written notice (within 60 days of the initial existence of the condition from Mr. Starck).

Harriet B. Albery

Pursuant to the terms of Ms. Albery’s executive severance agreement, either party may terminate Ms. Albery’s employment at any time. If Ms. Albery’s employment is terminated without cause by Apria or with good reason by Ms. Albery’s, then the terminating party must give the other party at least 30 days advance written notice.

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

For purposes of Ms. Albery’s executive severance agreement, “cause” generally means that we have determined that Ms. Albery has (1) engaged in or committed willful misconduct; (2) engaged in or committed theft, fraud or other illegal conduct; (3) refused or demonstrated an unwillingness to substantially perform her duties after written notice from Apria; (4) refused or demonstrated an unwillingness to reasonably cooperate in good faith with any company or government investigations; (5) engaged in or committed insubordination; (6) engaged in or committed any willful act that is injurious to our reputation or business; (7) violated her fiduciary duty or her duty of loyalty to us or our Code of Ethical Business Conduct; (8) used alcohol or drugs (other than prescribed drugs for their intended purpose) in a manner which materially and repeatedly interferes with the performance of her duties; or (9) engaged in or committed a material breach of her severance agreement.

Under her executive severance agreement, “good reason” generally means (1) the material reduction of Ms. Albery’s annual base salary (except in the case of certain reductions affecting all executive officers equally); (2) the addition of greater than 30 miles to Ms. Albery’s one-way commute; or (3) our failure to require our successor to expressly assume and perform Ms. Albery’s executive severance agreement. However, “good reason” will cease to exist under Ms. Albery’s executive severance agreement if Ms. Albery agrees to any of the above conditions in writing, fails to terminate her employment within 120 days after the occurrence of such conditions, or if we remedy such conditions within 30 days after receipt of written notice (within 60 days of the initial existence of the condition from Ms. Albery).

Norman C. Payson

In connection with his retirement, Dr. Payson entered into a services agreement, effective November 29, 2012, with the Company and its affiliates pursuant to which Dr. Payson has agreed to act as a senior advisor to the Company and certain of its affiliates and has agreed to continue to serve as a member of the Board of Directors of the Company. Dr. Payson’s services agreement has a four-year term ending November 29, 2016, which term may be extended by mutual agreement of the parties. Dr. Payson’s services agreement also includes the terms summarized below:

•	advisory fee at an annual rate of $350,000;

•

retroactive reimbursement for the use of Dr. Payson’s private plane for Company business travel since October 2008 in the amount of $2,693,989, calculated by determining the reimbursement amount at a higher hourly rate of $9,022 and subtracting the amounts previously reimbursed; and

•

reimbursement of reasonable and customary business expenses, including continued reimbursement for the use of Dr. Payson’s private plane for Apria business travel at an hourly rate of $9,022 (not to exceed $750,000 annually).

In addition, in connection with Dr. Payson’s retirement we amended certain terms of Dr. Payson’s existing performance-vesting Class B Units and granted him an additional 3,830,365 Class B Units of BP Healthcare. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012 Table—Terms of Equity Awards” above for a discussion of the amendments and the new grant.

Chris A. Karkenny

Mr. Karkenny terminated employment with us effective December 31, 2012. For purposes of Mr. Karkenny’s employment agreement and his management unit subscription agreement, Mr. Karkenny’s departure from the Company constituted a termination without “cause” entitling him to the following payments and benefits:

•

a pro rata portion of his annual bonus. However, since no bonus awards were payable under the 2012 Bonus Plan based on 2012 results, the Board of Directors determined to pay discretionary bonuses and awarded Mr. Karkenny a discretionary bonus of $237,500, which represented a 50% payout of his target;

•	severance pay in the amount of $1,900,000 (two times the sum of (x) his annual base salary of $450,000 and (y) his target annual bonus of $450,000); and

•

continued coverage under our group health plans until the earlier of (x) 24 months from the date of his termination and (y) the date he is or becomes eligible for comparable coverage under health plans of another employer. Assuming Mr. Karkenny’s receives continued coverage for the full 24 months the amount of this benefit is estimated be $26,060 based on the current annual cost of obtaining medical, dental and vision insurance under COBRA.

In addition to the above, in the release of claims that Mr. Karkenny entered into with the Company on December 23, 2012, the Company agreed to amend his employment agreement and management unit subscription agreement as follows:

•

the timing of Mr. Karkenny’s severance pay was modified such that he received $500,000 on December 31, 2012 and will receive the remaining portion ($1,426,060) in equal installments over twenty-four months after December 31, 2012; and

•

with respect to his management unit subscription agreement, (1) the period of time that the Company has to purchase all of Mr. Karkenny’s vested units was amended and will now apply for a period from March 31, 2014 to June 1, 2014 and (2) Mr. Karkenny’s unvested performance-vesting Class B and Class C Units were not forfeited as a result of his termination of employment and instead will remain eligible to vest if the performance conditions are satisfied prior to March 31, 2014.

Mr. Karkenny’s severance pay is contingent upon his continued compliance with certain non-competition, non-solicitation and confidentiality covenants contained in his employment agreement. The confidentiality covenant has an indefinite term, whereas the non-competition and non-solicitation covenants each have a term of 18 months. The term of a particular covenant will be extended by the length of any period that Mr. Karkenny is in breach of such covenant.

Daniel E. Greenleaf

Mr. Greenleaf terminated employment with us effective November 29, 2012. For purposes of Mr. Greenleaf’s employment agreement and his existing management unit subscription agreement, Mr. Greenleaf’s departure from the Company constituted a termination without “cause” entitling him to severance pay in the amount of $2,377,096 (two times the sum of (x) his annual base salary of $580,000 a (y) his target annual bonus of $580,000 and (z) $28,548, the annual cost of providing him with continuation of medical, dental and vision under COBRA). This amount will be paid in equal installments over twenty-four months after December 31, 2012. In addition, we paid Mr. Greenleaf $46,846, representing thirty days’ worth of his annual salary, in lieu of providing the thirty-day termination notice required under his employment agreement.

In addition, in connection with his general release of claims, we agreed to pay Mr. Greenleaf 100% of the annual bonus in respect of 2012 that he would have received if he had been employed for the full 2012 calendar year, payable at such time as such bonus would have been paid had Mr. Greenleaf remained employed with us. However, since no bonus awards were payable under the 2012 Bonus Plan based on 2012 results, the Board of Directors determined to pay discretionary bonuses and awarded Mr. Greenleaf a discretionary bonus of $116,000, which represented a 20% payout of his target.

Mr. Greenleaf’s severance payments are contingent upon Mr. Greenleaf’s continued compliance with certain non-competition, non-solicitation and confidentiality covenants contained in his severance agreement. The confidentiality covenant has an indefinite term, the non-competition covenant has a term of 12 months and the non-solicitation covenant has a term of 24 months. If we believe that Mr. Greenleaf is in violation of the non-competition or non-solicitation covenant after his termination, we may suspend all of the payments described above until he establishes that he is not in violation of such covenants. However, we also have the right to waive a breach of any covenant by Mr. Greenleaf.

In addition to the above, in connection with Mr. Greenleaf’s departure we amended certain terms of his existing Class B Units and Class C Units and granted him an additional 348,877 Class B Units and 290,731 Class C Units in Holdings. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012 Table—Terms of Equity Awards” above for a discussion of the amendments and the new grant.

On December 28, 2012, Mr. Greenleaf also received a lump sum distribution of $344,317 from his individual account in our nonqualified deferred compensation.

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

Director Compensation for 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Mike S. Zafirovski	100,000						100,000

(1)	As of December 31, 2012, Mr. Zafirovski held 1,117,923 unvested time-vesting Class B Units in Holdings and 3,353,767 unvested target-based Class B Units in Holdings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings owns 100% of the issued and outstanding common stock of Apria Finance Holdings Inc., which owns 100% of the limited liability company interests of Sky Acquisition LLC, which owns 100% of issued and outstanding common stock of the Issuer. The limited liability company interests of Holdings consist of Class A-1 Units, Class A-2 Units, Class B Units and Class C Units. Class A-1 and Class A-2 Units are equity interests in Holdings and have economic characteristics that are similar to those of shares of common stock in a corporation. The Class A-2 Units generally have the same voting and economic rights as Class A-1 Units, subject to certain restrictions and put and call rights applicable to units held by employees. Class B and Class C units are limited liability company profits interests having economic characteristics similar to stock appreciation rights and representing the right to share in any increase in the equity value of Holdings that exceeds specified thresholds. Class B Units and Class C Units are subject to different vesting schedules and other conditions including certain transfer restrictions and put and call rights applicable only to employees. For additional information, see “Executive Compensation—Compensation Discussion and Analysis—Compensation Elements—Long-Term Incentive Compensation”, “Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012 Table—Terms of Equity Awards” and “Certain Relationships and Related Party Transactions.”

The following table sets forth information with respect to the beneficial ownership of the Class A-1 Units and Class A-2 Units of Holdings taken together as a single class, the Class B Units of Holdings, the Class C Units of Holdings, and the aggregate Class A-1 Units, Class A-2 Units, Class B Units and Class C Units taken together as a single class, in each case, as of February 28, 2013 for (i) each individual or entity known by us to own beneficially more than 5% of the aggregate Units, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group.

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

	Class A Units			Class B Units			Class C Units			Aggregate
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent	Amount and Nature of Beneficial Ownership		Percent	Amount and Nature of Beneficial Ownership		Percent	Amount and Nature of Beneficial Ownership		Percent
Blackstone Funds	673,333,333	(1)	99.47%	42,527,683	(1)	39.34%	—	(1)	—	715,861,016	(2)	89.71%
Norman C. Payson, M.D.	(3)		(3)	(3)		(3)	(3)		(3)	(3)		(3)
John G. Figueroa	1,000,000	(4)	*	12,257,619		11.34%	—		—	13,257,619		1.66%
Chris A. Karkenny	500,000	(4)	*	6,007,758		5.56%	2,225,096		17.15%	8,732,854		1.09%
Daniel J. Starck	—		—	7,859,012		7.27%	—		—	7,859,012		0.98%
Daniel E. Greenleaf	—		—	4,325,929		4.00%	1,935,868		14.92%	6,261,797		*
Harriet B. Albery	—		—	2,031,610		1.88%	677,204		5.22%	2,708,814		*
Neil P. Simpkins(5)	—		—	—		—	—		—	—		—
Michael Dal Bello(6)	—		—	—		—	—		—	—		—
Mike S. Zafirovski(7)	1,000,000	(4)	*	5,030,651		4.65%	—		—	6,030,651		*
All Directors and Executive Officers as a Group (9 persons)	2,500,000	(4)	*	37,512,579		34.70%	4,838,168		37.29%	44,850,747		5.61%

*	Less than 1%.

(1)	Units of Holdings shown as beneficially owned by the Blackstone Funds (as hereinafter defined) are held directly by BP Healthcare Holdings LLC (“BP Holdings”). Through BP Holdings, the Blackstone Funds beneficially own all of the Class A-1 Units of Holdings, including (i) 388,296,685 Class A-1 Units in which Blackstone Capital Partners V L.P. (“BCP V”) has an economic interest, representing 57.36% of the Class A Units of Holdings, (ii) 101,814,701 Class A-1 Units in which Blackstone Capital Partners V-AC L.P. (“BCP V-AC”) has an economic interest, representing 15.04% of the Class A Units of Holdings, (iii) 2,051,801 Class A-1 Units in which Blackstone Family Investment Partnership V L.P (“Family”) has an economic interest, representing 0.30% of the Class A Units of Holdings, (iv) 895,435 Class A-1 Units in which Blackstone Participation Partnership V L.P. (“Participation”) has an economic interest, representing 0.13% of the Class A Units of Holdings, (v) 96,388,572 Class A-1 Units in which BCP V-S L.P. (“BCP V-S”) has an economic interest, representing 14.24% of the Class A Units of Holdings, (vi) 73,886,139 Class A-1 Units held by BCP V Co-Investors L.P. (“BCP V Co-Investors, and collectively, the “Blackstone Funds”), representing 10.92% of the Class A Units of Holdings. Dr. Payson owns 10,000,000 Class A-2 Units and 42,527,683 Class B Units of BP Holdings. By virtue of the limited liability company agreement of BP Holdings, which provides that BCP V has the sole authority to appoint members of the board of directors of BP Holdings, BCP V may also be deemed to beneficially own 10,000,000 Class A-2 Units of Holdings, representing 1.48% of the Class A Units of Holdings, and 42,527,683 Class B Units of Holdings, representing 39.34% of the Class B Units of Holdings, held by BP Holdings in which Dr. Payson has an economic interest. Upon any redemption, cancellation or forfeiture of Class B Units or Class C Units of Holdings not held by BP Healthcare, in certain circumstances the number of Class B Units or Class C Units of Holdings, as applicable, held by BP Healthcare increases on a one-for-one basis. Upon the grant of any Class B Units or Class C Units of Holdings to a recipient other than BP Healthcare, the number of Class B Units or Class C Units, as applicable, held by BP Healthcare, if any, decreases on a one-for-one basis. The general partner of BCP V, BCP V-AC, BCP V-S and BCP V Co-Investors is Blackstone Management Associates V L.L.C. BMA V L.L.C. is the sole member of Blackstone Management Associates V L.L.C. The general partner of Family and Participation is BCP V Side-By-Side GP L.L.C. Blackstone Holdings III L.P. is the managing member and majority in interest owner of BMA V L.L.C. and the sole member of BCP V Side-By-Side GP L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the securities beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such securities. The address of each of the entities listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(2)	The securityholders agreement of Holdings provides (i) that each unit of Holdings owned by an employee will vote in the same proportion as the units held by BP Holdings LLC, (ii) that BP Holdings has the right to require each unit owned by an employee to participate in any transaction constituting a change of control or any other transaction involving a transfer of units owned by BP Holding to a third-party and (iii) generally restricts the transfer of each unit owned by an employee until the earliest of (x) six months following an initial public offering, (y) a change of control or (z) October 28, 2015. As a result, BP Holdings and BCP V may be deemed to beneficially own 100% of outstanding Units of Holdings. The units of Holdings held by employees that may be so deemed beneficially owned by BP Holdings and BCP V are not reported in the table above. For additional information, see “Management—Executive Compensation—Compensation Discussion and Analysis—Compensation Elements—Long-Term Incentive Compensation” and “Certain Relationships and Related Party Transactions.”
(3)	Dr. Payson owns 10,000,000 Class A-2 Units and 42,527,683 Class B Units of BP Holdings. For additional information, see Note 9, Profit Interest Units and Equity Compensation.
(4)	Represents Class A-2 Units.
(5)	Mr. Simpkins is a Senior Managing Director of The Blackstone Group. Mr. Simpkins disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds. Mr. Simpkins’ address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10017.
(6)	Mr. Dal Bello is a Managing Director of The Blackstone Group. Mr. Dal Bello disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds. Mr. Dal Bello’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10017.
(7)	Mr. Zafirovski owns 1,000,000 Class A-2 Units of Holdings and 5,030,651 Class B Units of Holdings. The vesting terms of Mr. Zafirovski’s Class B Units of Holdings are described above under “Director Compensation.” Mr. Zafirovski is a Senior Advisor to The Blackstone Group. Mr. Zafirovski disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds. Mr. Zafirovski’s address is c/o The Zaf Group LLC, 272 E. Deerpath, Suite 232, Lake Forest, IL 60045.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In connection with their subscription for equity units of BP Holdings, certain funds affiliated with the Sponsor and Dr. Payson entered into securityholders and subscription agreements with BP Holdings. In addition, BP Holdings, Mr. Zafirovski, Mr. Karkenny and other members of our management entered into securityholders and subscription agreements with Sky Acquisition in connection with their subscription for equity units of Sky Acquisition. In connection with Mr. Figueroa’s subscription for equity units of Holdings, he also entered into a subscription agreement with Holdings and the securityholders agreement of Holdings. The securityholders and subscription agreements contain certain rights and obligations of the parties thereto with respect to voting, transfer restrictions and rights, including tag-along rights, drag-along rights, registration rights and rights of first refusal, and certain other matters.

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

Intelenet Agreement

In May 2009, the Company entered into the Master Services Agreement (“the Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company formerly affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. In July, 2011, an affiliate of the Sponsor, along with other shareholders of Intelenet, sold Intelenet to Serco Group PLC, an international services company. During the year ended December 31, 2012, we paid approximately $16.1 million to Intelenet. We continue to rely on Intelenet to perform certain administrative functions, but other administrative functions included in the original Intelenet Agreement are now incorporated into our internal Company-run customer care centers and branch operations staffed with our personnel.

Equity Healthcare Agreement

Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with the Company’s health benefit plans. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for Equity Healthcare’s services, the Company will pay Equity Healthcare a fee of $2 per participating employee per month (the “PEPM” Fee”). The Company entered into an amended agreement with Equity Healthcare on December 22, 2011, and in consideration for Equity Healthcare’s services, the Company will pay Equity Healthcare a PEPM fee of $2.25 or $2.50 in 2012, and $2.35 or $2.60 in 2013, depending upon whether the Company’s employees are enrolled in a grandfathered or custom health benefit plan. As of December 31, 2012, the Company had approximately 8,200 employees enrolled in Equity Healthcare health benefit plans.

Expense Reimbursement

We reimbursed Dr. Payson for his private airplane operating expenses relating to business travel in the amount of $0.8 million during 2012. See “Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants or Plan-Based Awards—Employment Agreements—Norman C. Payson, 2008 Employment Agreement.” In addition, pursuant to the terms of the services agreement entered into with Dr. Payson in connection with his retirement, we agreed to, among other things, retroactively reimburse Dr. Payson for the use of his private plane for Company business travel since October 2008. This retroactive reimbursement has been reported as compensation for 2012 in the All Other Compensation column of the Summary Compensation Table.

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

Disclosure of Fees Paid to Independent Registered Public Accounting Firm

Aggregate fees billed to the Company for the fiscal year ended December 31, 2012 and 2011 represent fees billed by the Company’s principal independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, which includes Deloitte Consulting (collectively, Deloitte & Touche”).

	Year Ended
Fee Category	2012	2011
Audit Fees(a)	$1,281,725	$1,065,675
Audit-Related Fees(b)	4,950,231	578,203
Total Audit and Audit Related Fees	6,231,956	1,643,878
Tax Fees(c)	411,279	897,186
All Other Fees	—	—

Total	$6,643,235	$2,541,064

(a)	Audit Fees primarily consisted of audit work performed for the preparation of the Company’s annual consolidated financial statements and reviews of interim consolidated financial information and in connection with regulatory filings.
(b)	Audit-Related Fees consisted primarily of fees paid for accounting consultation services related to various projects.
(c)	Tax Fees include tax compliance, planning and support services.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description

2.1*	Agreement and Plan of Merger, dated as of June 18, 2008, by and among Apria Healthcare Group Inc., Sky Acquisition LLC and Sky Merger Sub Corporation

3.1**	Second Amended and Restated Certificate of Incorporation of Apria Healthcare Group Inc.

3.2**	Amended and Restated Bylaws of Apria Healthcare Group Inc.

4.1**	Indenture, dated as of May 27, 2009 (the “Indenture”), among Apria Healthcare Group Inc., the guarantors thereto and U.S. Bank National Association, as trustee

4.2**	First Supplemental Indenture, dated as of August 13, 2009, among Apria Healthcare Group Inc., the guarantors thereto and U.S. Bank National Association, as trustee

4.3**	Second Supplemental Indenture, dated as of July 13, 2010, among Apria Healthcare Group Inc., the guarantors thereto and U.S. Bank National Association

4.4*****	Third Supplemental Indenture, dated as of August 8, 2011, among Apria Healthcare Group Inc., the guarantors thereto and U.S. Bank National Association, as trustee

4.5**	Form of Note (attached as exhibit to Exhibit 4.1)

10.1**	Transaction and Management Fee Agreement, dated as of October 28, 2008, among Apria Healthcare Group Inc. (as successor to Sky Merger Sub Corporation) and Blackstone Management Partners V L.L.C.

10.2**+	Master Service Agreement (the “Master Service Agreement”), dated as of May 14, 2009, between Apria Healthcare Group Inc. and Intelenet Global Services Private Limited, and amendments thereto

10.3**+	Amendment No. 1 to the Master Service Agreement, dated as of September 18, 2009

10.4**#	Employment Agreement, dated November 21, 2008, among Norman C. Payson, Apria Healthcare Group Inc. and BP Healthcare Holdings LLC

10.5**#	Employment Agreement, dated December 19, 2008, between Chris A. Karkenny and Apria Healthcare Group Inc.

10.6***#	Amended and Restated Employment Agreement, dated as of November 30, 2010 between Daniel E. Greenleaf and Apria Healthcare Group Inc.

10.7**#	Amended and Restated Noncompetition Agreement, dated as of March 7, 2007, between Apria Healthcare Group Inc. and Chris A. Karkenny

10.8**#	Amended and Restated Noncompetition and Nonsolicitation Agreement, dated as of October 24, 2008, between Apria Healthcare Group Inc. and Daniel E. Greenleaf

Exhibit No.	Description

10.9#******	Amendment dated as of August 8, 2012 to Second Amended and Restated Employment Agreement dated as of November 30, 2010, between Apria Healthcare Group Inc. and Daniel E. Greenleaf

10.10#*****	Second Amended and Restated Executive Severance Agreement dated as of May 16, 2011, between Apria Healthcare Group Inc. and Harriet B. Albery

10.11**#	Management Unit Subscription Agreement (Class B Units), dated as of November 21, 2008, between Norman C. Payson and BP Healthcare Holdings LLC

10.12**#	Management Unit Subscription Agreement (Class A-2 Units, Class B Units and Class C Units), dated as of December 19, 2008, between and Chris A. Karkenny and Sky Acquisition LLC

10.13**#	Form of Management Unit Subscription Agreement for Class B Units and Class C Units of Apria Holdings LLC

10.14**	Assignment and Assumption Agreement, dated as of March 25, 2010, between Sky Acquisition LLC and Apria Holdings LLC

10.15**#	Form of Annual Executive Bonus Plan of Apria Healthcare Group Inc.

10.16****	Amended and Restated Credit Agreement, dated as of August 8, 2011 (the “ABL Credit Agreement”), among Apria Healthcare Group Inc., Sky Acquisition LLC, the other borrowers party thereto, Bank of America, N.A. as administrative agent and collateral agent thereunder (the “ABL Collateral Agent”), and the other agents and lenders parties thereto

10.17**	Guaranty, dated as of October 28, 2008 (the “ABL Guaranty”), among Sky Acquisition LLC, certain subsidiaries of Sky Acquisition LLC from time to time party hereto and the ABL Collateral Agent

10.18**	Supplement No. 1 to the ABL Guaranty, dated as of July 13, 2010

10.19**	Security Agreement, dated as of October 28, 2008 (the “ABL Security Agreement”), among Sky Acquisition LLC, Sky Merger Sub Corporation, Apria Healthcare Group Inc., the other grantors party thereto and the ABL Collateral Agent

10.20**	Supplement No. 1 to the ABL Security Agreement, dated as of July 13, 2010

10.21****	Affirmation of Guaranties, Collateral Documents and Intercreditor Agreement and Consent to Amendment and Restatement, dated as of August 8, 2011, among Apria Healthcare Group Inc., Sky Acquisition LLC, the other borrowers party thereto and the ABL Collateral Agent

10.22**	Security Agreement, dated as of October 28, 2008 (the “Notes Security Agreement”), among Sky Acquisition LLC, Sky Merger Sub Corporation, Apria Healthcare Group Inc., the other grantors party thereto and Bank of America, N.A. as Collateral Agent

10.23**	Supplement No. 1 to the Notes Security Agreement, dated as of July 13, 2010, among U.S. Bank National Association, as collateral agent, and the grantors party thereto

10.24*****	Supplement No. 2 to the Notes Security Agreement, dated as of August 8, 2011, among U.S. Bank National Association, as collateral agent, and the grantors party thereto

10.25**	Lien Subordination and Intercreditor Agreement, dated as of October 28, 2008, among the ABL Collateral Agent, the Term Debt Collateral Agent, Sky Acquisition LLC, Sky Merger Sub Corporation, Apria Healthcare Group Inc., and the Guarantors party thereto

10.26*****	Intercreditor and Collateral Agency Agreement, dated as of May 27, 2009, among Apria Healthcare Group Inc., Bank of America, N.A. as Collateral Agent and U.S. Bank National Association as Trustee++

10.27#	Services Agreement, dated November 29, 2012, between Norman C. Payson, M.D. with Apria Healthcare Group Inc., BP Healthcare Holdings LLC and Apria Holdings LLC

10.28#	Management Unit Subscription Agreement (Class B Units), dated November 29, 2012, between Norman C. Payson, M.D. and BP Healthcare Holdings LLC

10.29#	Employment Agreement, dated November 29, 2012, between John G. Figueroa and Apria Holdings LLC

10.30#	Management Unit Subscription Agreement, dated November 29, 2012, between John G. Figueroa and Apria Holdings LLC

10.31#	Executive Employment Agreement, dated as of March 14, 2012, between Daniel J. Starck and Apria Healthcare Group Inc.

10.32#	Management Unit Subscription Agreement, dated May 31, 2012, between Daniel J. Starck and Apria Holdings LLC

Exhibit No.	Description

10.33#	General Release, dated December 27, 2012, by and between Daniel E. Greenleaf and Apria Healthcare Group Inc.

10.34#	Management Unit Subscription Agreement, dated December 27, 2012, by and between Apria Holdings LLC and Daniel Greenleaf

10.35#	Letter Agreement dated December 27, 2012 between Apria Holdings LLC, Apria Healthcare Group Inc. and Daniel E. Greenleaf

10.36#	Release of Claims dated December 23, 2012 between Chris A. Karkenny, Apria Healthcare Group Inc. and Apria Holdings LLC

10.37#	Management Unit Subscription Agreement (Class B Units) dated October 3, 2011 between Mike S. Zafirovski and Apria Holdings LLC

10.38#	Amended and Restated Executive Severance Agreement, dated as of September 26, 2008, between Peter A. Reynolds and Apria Healthcare Group Inc.

10.39#	Amendment dated as of December 5, 2012 to Amended and Restated Executive Severance Agreement, dated as of September 26, 2008, between Peter A. Reynolds and Apria Healthcare Group Inc.

10.40#	Revised Compensation Agreement, dated as of February 19, 2013, between Peter A. Reynolds and Apria Healthcare Group Inc.

10.41#	Management Unit Subscription Agreement (Class A-2 Units), dated as of November 21, 2008 between Norman C. Payson and BP Healthcare Holdings LLC

10.42#	Management Unit Subscription Agreement (Class A-2 Units), dated October 3, 2011 between Mike S. Zafirovski and Apria Holdings LLC

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Apria Healthcare Group Inc.

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a) by Chief Executive Officer

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a) by Chief Financial Officer

32.1	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer

32.2	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer

101	The following material from Apria Healthcare Group Inc’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2012, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012 and (v) Notes to the Consolidated Financial Statements.

*	Incorporated by reference to Current Report on Form 8-K, dated June 18, 2008, filed on June 20, 2008.
**	Incorporated by reference to Registration Statement on Form S-4 (File No. 333-168159), filed on July 16, 2010.
***	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2010.
****	Incorporated by reference to Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011.
*****	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2011.
******	Incorporated by reference to Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2012.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
++	On August 13, 2009, U.S. Bank National Association succeeded Bank of America, N.A. as the Notes collateral agent.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRIA HEALTHCARE GROUP INC.

By:	/S/ JOHN G. FIGUEROA
	Name:	John G. Figueroa
	Title:	Chairman of the Board of Directors and Chief Executive Officer
	Date:	March 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN G. FIGUEROA John G. Figueroa	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 11, 2013

/S/ PETER A. REYNOLDS Peter A. Reynolds	Principal Financial Officer and Chief Accounting Officer	March 11, 2013

/S/ NEIL P. SIMPKINS Neil P. Simpkins	Director	March 11, 2013

/S/ MICHAEL DAL BELLO Michael Dal Bello	Director	March 11, 2013

/S/ NORMAN C. PAYSON, M.D. Norman C. Payson, M.D.	Director	March 11, 2013

/S/ MIKE S. ZAFIROVSKI	Director	March 11, 2013
Mike S. Zafirovski