Form 10-Q
period 2013-03-31
APRIA HEALTHCARE GROUP INC
filed 2013-05-01
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

As used in this report, unless otherwise noted or the context otherwise requires, references to “Company,” “we,” “us,” and “our” are to Apria Healthcare Group Inc., a Delaware corporation, and its subsidiaries; references to “Apria” and the “Issuer” are to Apria Healthcare Group Inc., exclusive of its subsidiaries; references to “Merger Sub” are to Sky Merger Sub Corporation, a Delaware corporation; references to “Holdings” are to Apria Holdings LLC, a Delaware limited liability company, exclusive of its subsidiaries; references to “Sky LLC” or “Buyer” are to “Sky Acquisition LLC”, a Delaware limited liability company, exclusive of its subsidiaries; references to “Blackstone” and the “Sponsor” are to Blackstone Capital Partners V L.P.; references to the “Investor Group” are, collectively, to Blackstone and certain funds affiliated with Blackstone, Dr. Norman C. Payson and certain other members of our management; and references to “home medical equipment,” “durable medical equipment” and “DME” are used synonymously. On October 28, 2008, the Company was acquired by private investment funds affiliated with the Sponsor via a merger of the Merger Sub with and into Apria (the “Merger”), with Apria being the surviving corporation following the Merger. As a result of the Merger, the Investment Group beneficially owns all of Apria’s issued and outstanding common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,523	$27,080
Accounts receivable, less allowance for doubtful accounts of $60,447 and $53,017 at March 31, 2013 and December 31, 2012, respectively	349,877	344,421
Inventories	71,200	68,075
Deferred expenses	3,701	3,798
Prepaid expenses and other current assets	23,190	16,890

TOTAL CURRENT ASSETS	463,491	460,264
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $186,885 and $185,774 at March 31, 2013 and December 31, 2012, respectively	190,482	186,460
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	74,498	76,823
GOODWILL	258,725	258,725
INTANGIBLE ASSETS, NET	133,595	133,781
DEFERRED DEBT ISSUANCE COSTS, NET	26,373	30,207
OTHER ASSETS	28,172	26,448

TOTAL ASSETS	$1,175,336	$1,172,708

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$147,239	$157,530
Accrued payroll and related taxes and benefits	70,811	70,547
Deferred income taxes	2,730	986
Other accrued liabilities	101,089	74,464
Deferred revenue	27,246	27,785
Current portion of long-term debt	12,136	25,195

TOTAL CURRENT LIABILITIES	361,251	356,507
LONG-TERM DEBT, net of current portion	1,017,500	1,017,515
DEFERRED INCOME TAXES	67,539	68,907
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	61,042	61,203

TOTAL LIABILITIES	1,507,332	1,504,132
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value: 1,000 shares authorized; 100 shares issued at March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	696,532	695,211
Accumulated deficit	(1,028,528)	(1,026,635)

TOTAL STOCKHOLDERS’ DEFICIT	(331,996)	(331,424)

	$1,175,336	$1,172,708

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net revenues:
Fee-for-service arrangements	$569,520	$551,616
Capitation	45,235	44,097

TOTAL NET REVENUES	614,755	595,713

Costs and expenses:
Cost of net revenues:
Product and supply costs	220,754	207,412
Patient service equipment depreciation	19,458	20,696
Home respiratory therapy services	5,649	7,289
Nursing services	9,953	11,223
Other	4,408	5,046

TOTAL COST OF NET REVENUES	260,222	251,666
Provision for doubtful accounts	23,135	11,858
Selling, distribution and administrative	299,149	317,422
Amortization of intangible assets	186	661

TOTAL COSTS AND EXPENSES	582,692	581,607

OPERATING INCOME	32,063	14,106
Interest expense	34,212	33,517
Interest income and other	(510)	(702)

LOSS BEFORE TAXES	(1,639)	(18,709)
Income tax benefit	254	898

NET LOSS	$(1,893)	$(19,607)

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
		(As Restated – See Note 2)
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(1,893)	$(19,607)
Items included in net loss not requiring cash:
Provision for doubtful accounts	23,135	11,858
Depreciation	26,361	28,705
Amortization of intangible assets	186	661
Amortization of deferred debt issuance costs	3,834	3,451
Deferred income taxes	375	137
Profit interest compensation	1,321	739
Gain on sale of patient service equipment and other	(6,086)	(5,915)
Changes in operating assets and liabilities, exclusive of effects of acquisitions
Accounts receivable	(28,592)	(37,125)
Inventories	(3,125)	(6,344)
Prepaid expenses and other assets	(8,026)	(2,575)
Accounts payable	(6,360)	15,062
Accrued payroll and related taxes and benefits	265	2,462
Income taxes payable	99	260
Deferred revenue, net of related expenses	(442)	(1,062)
Accrued expenses	26,367	27,149

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,419	17,856

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(36,909)	(44,783)
Proceeds from sale of patient service equipment and other	11,007	11,525
Cash paid for acquisitions	—	(94)

NET CASH USED IN INVESTING ACTIVITIES	(25,902)	(33,352)

FINANCING ACTIVITIES
Proceeds from ABL Facility	146,000	67,000
Payments on ABL Facility	(159,000)	(57,000)
Payments on other long-term debt	(74)	(86)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(13,074)	9,914

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,557)	(5,582)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,080	29,096

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,523	$23,514

SUPPLEMENTAL DISCLOSURES — See Note 5 and Note 8 for a discussion of cash paid for interest and income taxes, respectively.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases when paid. Unpaid purchases were $10.3 million and $15.0 million at March 31, 2013 and March 31, 2012, respectively.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012.

On October 28, 2008, the Company completed the Merger with Merger Sub, a Delaware corporation and wholly-owned subsidiary of Sky LLC. Buyer is controlled by private investment funds affiliated with the Sponsor.

Company Background: The Company operates in the home healthcare segment of the healthcare industry, providing a variety of high-quality clinical patient care management programs, related products and supplies as prescribed by a physician and/or authorized by a case manager as part of a care plan. Essentially all products and services offered by the Company are provided through the Company’s network of approximately 520 locations, which are located throughout the United States. The Company provides services and products in two operating segments: home respiratory therapy/home medical equipment and home infusion therapy. Each operating segment constitutes a separate reporting unit and within these two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including total parenteral nutrition (“TPN”), and enteral nutrition services. Both segments provide products and services in the home setting to patients and are primarily paid for by a third-party payor, such as Medicare, Medicaid, managed care or other third-party insurer. Sales for both segments are primarily derived from referral sources such as hospital discharge planners, medical groups or independent physicians.

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee-for-service/product arrangements for equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and under capitation arrangements with third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 7% of total net revenues for the three months ended March 31, 2013 and 2012. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to healthcare services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 29% of total net revenues for the three months ended March 31, 2013 and 30% for the three months ended March 31, 2012. No other third-party payor group represented more than 9% of the Company’s revenues.

Rental and sale revenues in the fee-for-service / product arrangement revenue line item were:

	Three Months Ended March 31,
(dollars in millions)	2013		2012
Rental	$168.7	29.6%	$166.6	30.2%
Sale	400.8	70.4	385.0	69.8

Total fee-for-service	$569.5	100.0%	$551.6	100.0%

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

Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $56.8 million at March 31, 2013 and December 31, 2012. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Unbilled receivables can also be impacted by the transition of patients during the integration of acquisitions and overall revenue growth. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability.

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

Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Additions to capitalized internally developed software totaled $2.0 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively.

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

Deferred Debt Issuance Costs: Capitalized debt issuance costs include those associated with the Company’s Series A-1 Notes, Series A-2 Notes and Asset Based Revolving Credit Facility (“ABL Facility”). Such costs are classified as non-current assets. Costs relating to the ABL Facility are being amortized through the maturity date of August 2014. Costs relating to the Series A-1 Notes and Series A-2 Notes are amortized from the issuance date through October 2014. See Note 5 — Long-term Debt and Note 13 — Subsequent Events.

Fair Value of Financial Instruments: The carrying value of debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair values of cash and cash equivalents, short-term investments and the Series A-1 Notes and Series A-2 Notes are determined based upon “Level 1” inputs, consisting of quoted prices in active markets for identical items. The fair value of the Series A-1 Notes and Series A-2 Notes was $724.5 million and $327.0 million at March 31, 2013, respectively. The carrying amounts of cash and cash equivalents, accounts receivable, trade payables and accrued expenses approximate fair value due to their short maturity.

Product and Supply Costs: Product and supply costs presented within cost of total net revenues are comprised primarily of the cost of supplies and equipment provided to patients, infusion drug costs and enteral product costs.

Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of total net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $8.5 million and $10.0 million in the three months ended March 31, 2013 and March 31, 2012, respectively.

Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $48.9 million and $49.9 million in the three months ended March 31, 2013 and March 31, 2012, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within selling and administrative expenses and may not be comparable to other companies.

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

Amounts accrued as current liabilities within other accrued liabilities are as follows:

(in thousands)	March 31, 2013	December 31, 2012
Workers’ compensation	$10,861	$10,927
Professional and general liability/vehicle	3,528	3,773
Medical insurance	4,604	6,608

Amounts accrued as long-term liabilities within income taxes payable and other non-current liabilities are as follows:

(in thousands)	March 31, 2013	December 31, 2012
Workers’ compensation	$33,129	$33,130
Professional and general liability/vehicle	7,906	8,565

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

NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Historically, the Company accounted for cash receipts from the sale of patient service equipment in operating activities in its consolidated statements of cash flows. Subsequent to the issuance of the 2011 financial statements, the Company concluded that the cash receipts from the sale of patient service equipment should be recorded in investing activities on the Company’s consolidated statements of cash flows. Accordingly, the Company has restated its consolidated statements of cash flows for the three months ended March 31, 2012. The impact of the restatement decreased net cash provided by operating activities in the Company’s consolidated statements of cash flows by $11.5 million or 39.2% the three months ended March 31, 2012. Additionally, net cash used in investing activities in the Company’s consolidated statements of cash flows decreased by $11.5 million or 25.7% in the three months ended March 31, 2012. There is no change to the total cash flows in the three months ended March 31, 2012.

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

The restatement described above did not impact the Company’s consolidated statements of operations or total cash flows for three months ended March 31, 2012.

NOTE 3 — BUSINESS COMBINATIONS

The Company periodically acquires complementary businesses. The results of operations of the acquired companies are included in the accompanying condensed consolidated statements of operations from the dates of acquisition.

During the three months ended March 31, 2013 there were no acquisitions. During the three months ended March 31, 2012, the Company purchased certain assets and businesses for total consideration $0.1 million.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill by segment are as follows:

(in thousands)	Home Infusion Therapy	Home Respiratory Therapy and Home Medical Equipment	Total
Balance, December 31, 2012	$258,725	$—	$258,725
Acquisitions	—	—	—

Balance, March 31, 2013	$258,725	$—	$258,725

The Company recorded a non-cash impairment charge of $350.0 million related to intangible assets in the year ended December 31, 2012, of which $270.0 million related to the home respiratory therapy/home medical equipment reporting unit and $80.0 million related to the enteral business, which is part of the home infusion therapy reporting unit.

Intangible assets consist of the following:

	March 31, 2013				December 31, 2012
(dollars in thousands)	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Intangible assets subject to amortization:
Capitated relationships	20.0	$4,400	$(1,376)	$3,024	$4,400	$(1,327)	—	$3,073
Payor relationships	20.0	11,000	(2,429)	8,571	11,000	(2,292)	—	8,708
Net favorable leasehold interest	—	—	—	—	—	—	—	—
Customer list	0.9	—	—	—	121	(121)	—	—

Subtotal		15,400	(3,805)	11,595	15,521	(3,740)	—	11,781
Intangible assets not subject to amortization:
Trade names		115,000	—	115,000	465,000	—	(350,000)	115,000
Accreditations with commissions		7,000	—	7,000	7,000	—	—	7,000

Subtotal		122,000	—	122,000	472,000	—	—	122,000

Total		$137,400	$(3,805)	$133,595	$487,521	$(3,740)	$(350,000)	$133,781

Amortization expense amounted to $0.2 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

Year Ending December 31,	(in thousands)
2013	$744
2014	744
2015	744
2016	744
2017	744
Thereafter	8,060

NOTE 5 — LONG-TERM DEBT

Series A-1 Notes and Series A-2 Notes. Series A-1 Notes and Series A-2 Notes were issued by Apria in May 2009 and August 2009, respectively. On April 5, 2013, all Series A-1 Notes and $160.0 million of Series A-2 Notes were refinanced. See Note 13 — Subsequent Events. The Series A-1 Notes and the Series A-2 Notes bear interest at a rate equal to 11.25% per annum and 12.375% per annum, respectively. The indenture governing the Series A-1 Notes and the Series A-2 Notes, among other restrictions, limits Apria’s ability and the ability of its restricted subsidiaries to:

•	incur additional debt;

•	pay dividends and make other distributions;

•	make certain investments;

•	repurchase the Company stock;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of the Company’s subsidiaries to make dividends or other payments to us; and

•	transfer or sell assets.

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

Substantially all of Apria’s 100% owned subsidiaries (the “Guarantors”) jointly and severally, unconditionally guarantee the $700 million Series A-1 Notes and the $317.5 million Series A-2 Notes on a senior secured basis. The Guarantors also guarantee Apria’s ABL Facility.

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

As of March 31, 2013, there was $12.0 million outstanding under the ABL Facility, outstanding letters of credit totaled $23.6 million and additional availability under the ABL Facility, subject to the borrowing base, was $214.4 million. As of March 31, 2013, the available borrowing base did not constrain our ability to borrow the entire $214.4 million available borrowing capacity under our ABL Facility. At March 31, 2013, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility. As of April 26, 2013, there was approximately $55.0 million outstanding under the ABL Facility.

Interest paid on debt totaled $0.7 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. Interest expense for the three months ended March 31, 2013 and 2012 was $34.2 million and $33.5 million, respectively. Accrued interest was $49.6 million and $19.9 million as of March 31, 2013 and December 31, 2012, respectively recorded in accrued liabilities.

The Company and its major equity holders, including the Sponsor and its affiliates, may from time to time, depending upon market conditions, seek to refinance or repurchase our debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

NOTE 6 — STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2013, changes to stockholders’ deficit were comprised of the following amounts (in thousands):

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2012	$—	$695,211	$(1,026,635)	$(331,424)
Net loss	—	—	(1,893)	(1,893)
Profit interest compensation	—	1,321	—	1,321

Balance as of March 31, 2013	$—	$696,532	$(1,028,528)	$(331,996)

NOTE 7 — PROFIT INTEREST UNITS

Profit Interest Units: In November and December of 2008, BP Healthcare Holdings LLC (“BP Holdings”) and Sky LLC, parent entities of the Company affiliated with the Sponsor, granted equity units to the Company’s former Chief Executive Officer and the Company’s former Chief Financial Officer for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. In addition, in 2009, 2010 and 2011, Sky LLC (and following the Company’s reorganization in March 2010, Apria Holdings LLC) granted equity units to certain management employees for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. Profit interest units are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the employee’s requisite service period. These equity awards were issued in exchange for services to be performed.

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

The following table summarizes activity for profit interest units for the period December 31, 2012 to March 31, 2013:

Class B Units
Balance at December 31, 2012	42,527,683
Granted	—
Exercised	—
Forfeited	—

Balance at March 31, 2013	42,527,683

Vested units at March 31, 2013	32,487,163

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

The following table summarizes activity for profit interest units for the period December 31, 2012 to March 31, 2013:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2012	500,000	6,007,758	2,225,096
Exercised	—	—	—
Forfeited	—	—	—

Balance at March 31, 2013	500,000	6,007,758	2,225,096

Vested units at March 31, 2013		3,782,284

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

Assumptions used were as follows for the 2010 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.39%
Expected Life(3)	5.0 years

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.01%
Expected Life(3)	5.0 years

Assumptions used were as follows for the 2012 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	0.83%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2012 to March 31, 2013:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2012	1,075,000	42,852,564	11,078,113
Granted	—	—	—
Forfeited	—	(986,782)	(328,927)

Balance at March 31, 2013	1,075,000	41,865,782	10,749,186

Vested units at March 31, 2013		13,671,984

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

The Class B units acquired by Mr. Zafirovski are similar to the other Class B units, except that the Class B units granted to Mr. Zafirovski contain a special term that would require the value of Holdings’ Class A-2 Units to exceed $1.63 for him to receive any value, such that no payment would be made in respect of a Class B Unit if the value of a Class A-2 Unit fails to exceed $1.63.

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.01%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2012 to March 31, 2013:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2012	1,000,000	5,030,651	—
Granted	—	—	—

Balance at March 31, 2013	1,000,000	5,030,651	—

Vested units at March 31, 2013		558,956

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

Assumptions used were as follows:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	0.83%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2012 to March 31, 2013:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2012	1,000,000	12,257,169	—
Granted	—	—	—
Forfeited	—	—	—

Balance at March 31, 2013	1,000,000	12,257,169	—

Vested units at March 31, 2013		—

Expense recorded related to all profit interest units was $1.3 million and $0.7 million in the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, total unrecognized profit interest compensation cost related to unvested profit interest units was $10.1 million, which is expected to be expensed over a weighted average period of 3.7 years. The total fair market value of shares vested was $0.9 million and $1.1 million in the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes activity for all profit interest units for the period December 31, 2012 to March 31, 2013:

	Class A-2 Shares	Weighted- Average Grant Date Fair Value	Class B Units	Weighted- Average Grant Date Fair Value	Class C Units	Weighted- Average Grant Date Fair Value
Balance at December 31, 2012	3,575,000	0.81	108,675,825	0.37	13,303,209	0.21
Granted	—	—	—	—	—	—
Forfeited	—	—	(986,782)	0.35	(328,927)	0.20

Balance at March 31, 2013	3,575,000	0.81	107,689,043	0.37	12,974,282	0.21

NOTE 8 — INCOME TAXES

The Company’s effective tax rate was (15.5)% for the three months ended March 31, 2013, compared to (4.8)% for the three months ended March 31, 2012. For the three months ended March 31, 2013 and 2012, the Company’s effective tax rate differed from federal and state statutory rates primarily due to the accrual of a valuation allowance against substantially all of the Company’s net deferred tax assets.

Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Beginning with the year ended December 31, 2011, the Company accrued a valuation allowance against substantially all of its net deferred tax assets since the Company determined that it is more likely than not that substantially all of the its net deferred tax assets will not be realized. The Company intends to maintain its valuation allowance until sufficient positive evidence exists to support the reversal of all or a portion of its valuation allowance.

The Company increased its valuation allowance by $0.3 million to $238.8 million at March 31, 2013 from $238.5 million at December 31, 2012 to offset corresponding increases in its net deferred tax assets for the three months ended March 31, 2013.

The Company accounts for its tax uncertainties under generally accepted accounting principles. Accordingly, the Company is required to disclose certain information, within its interim financial statements, when material changes occur regarding its tax uncertainties. For the three months ended March 31, 2013, no material changes occurred with respect to the Company’s tax uncertainties which would require disclosure.

As of March 31, 2013, federal net operating loss (“NOLs”) carryforwards of approximately $434.2 million were available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during the Company’s calendar 2015 through 2033 tax years. A significant portion of these NOLS are subject to an annual utilization limitation as required by Section 382 of the Internal Revenue Code of 1986, as amended.

The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations expiration dates. The Company’s calendar 2009 through 2012 tax years generally remain subject to examination by tax authorities. The Internal Revenue Service (“IRS”) has recently completed its audit of the Company’s calendar 2009 Federal income tax return and made immaterial changes to the Company’s NOL carryforwards. Certain state tax agencies are currently examining the tax years 2006 and forward.

Net income tax payments made (and refunds received) for the three-month period ended March 31, 2013 and 2012 amounted to $0.3 million and $0.3 million, respectively.

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

Supplier Concentration: Currently, approximately 71.3% of purchases for patient service equipment and supplies are from five vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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

	Net Revenue
	Three Months Ended March 31,
(in thousands)	2013	2012
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$298,525	$300,898
Home Infusion Therapy	316,230	294,815

Total	$614,755	$595,713

	EBIT
	Three Months Ended March 31,
(in thousands)	2013	2012
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$584	$(16,000)
Home Infusion Therapy	31,479	30,106

Total	$32,063	$14,106

	Depreciation and Amortization
	Three Months Ended March 31,
(in thousands)	2013	2012
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$22,596	$24,965
Home Infusion Therapy	3,951	4,401

Total	$26,547	$29,366

The Company’s Chief Operating Decision Maker (“CODM”) does not review assets assigned to segments. Therefore, such items are not reflected in the table above.

Earnings before interest and taxes (“EBIT”). EBIT is the measure used by the Company’s management to measure operating performance. EBIT is defined as net income (loss) plus interest expense and income taxes. EBIT is not a recognized term under Generally Accepted Accounting Principles (“GAAP”) and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The following table provides a reconciliation from net loss to EBIT:

	Three Months Ended March 31,
(in thousands)	2013	2012
Net loss	$(1,893)	$(19,607)
Interest expense, net (a)	33,702	32,815
Income tax benefit	254	898

EBIT	$32,063	$14,106

(a)	Reflects $34.2 million of interest expense, net of $0.5 million of interest income for the three months ended March 31, 2013. Reflects $33.5 million of interest expense, net of $0.7 million of interest income for the three months ended March 31, 2012.

The Company allocates certain corporate expenses that are not directly attributable to a product line based upon Company metrics. For the three months ended March 31, 2013, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $30.2 million and the corporate costs allocated to the home infusion therapy segment were $14.3 million. For the three months ended March 31, 2012, the corporate costs allocated to the home respiratory therapy/home medical equipment segment were $37.6 million and the corporate costs allocated to the home infusion therapy segment were $12.6 million.

NOTE 11 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Management Fee Agreement: In connection with the Merger, Merger Sub entered into a management fee agreement with Blackstone Management Partners V L.L.C. (“BMP”). The Company succeeded to and assumed the rights and obligations of Merger Sub pursuant to the transaction and management fee agreement upon the closing of the Merger. Under the management fee agreement, BMP (including through its affiliates) agreed to provide services, including without limitation, (a) advice regarding the structure, distribution and timing of debt and equity offerings and advice regarding relationships with the Company’s lenders and bankers, (b) advice regarding the business and strategy of the Company, including compensation arrangements, (c) advice regarding dispositions and/or acquisitions and (d) such advice directly related or ancillary to the above financial advisory services as may be reasonably requested by the Company. In consideration for the services, the Company pays BMP at the beginning of each fiscal year a management fee equal to the greater of $7.0 million or 2.0% of the Company’s consolidated EBITDA, as defined in the agreement, for the immediately preceding fiscal year. BMP shall have no obligation to provide any other services to the Company absent express agreement. In addition, in the absence of an express agreement to provide investment banking or other financial advisory services to the Company, and without regard to whether such services were provided, BMP is entitled to receive a fee equal to 1.0% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring, refinancing, recapitalization, issuance of private or public debt of equity securities (including an initial public offering of equity securities), financing or similar transaction by the Company.

At any time in connection with or in anticipation of a change of control of the Company, a sale of all or substantially all of the Company’s assets or an initial public offering of common equity of the Company or its successor, BMP may elect to receive, in consideration of BMP’s role in facilitating such transaction and in settlement of the termination of the services, a single lump sum cash payment equal to the then-present value of all then-current and future annual management fees payable under the transaction and management fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The transaction and management fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as the Company and BMP may mutually determine. The Company has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and management fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and management fee agreement. In accordance with the management agreement, the Company expensed $1.8 million for both the quarter ended March 31, 2013 and 2012.

Intelenet Agreement: In May 2009, the Company entered into the Master Services Agreement (“the Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company then-affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. In July 2011 an affiliate of the Sponsor, along with other shareholders of Intelenet, sold Intelenet to Serco Group PLC, an international services company. During the three months ended March 31, 2013 and March 31, 2012, the Company paid approximately $3.9 million and $4.1 million, respectively, to Intelenet. The Company continues to rely on Intelenet to perform certain administrative functions, but other administrative functions included in the original Intelenet Agreement are now incorporated into our internal Company-run customer care centers and branch operations staffed with our personnel.

Equity Healthcare Agreement: Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with our health benefit plans. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for Equity Healthcare’s services, the Company will pay Equity Healthcare a fee of $2 per participating employee per month (the “PEPM” Fee”). The Company entered into an amended agreement with Equity Healthcare on December 22, 2011, and in consideration for Equity Healthcare’s services, the Company will pay Equity Healthcare a PEPM fee of $2.25 or $2.50 in 2012, and $2.35 or $2.60 in 2013, depending upon whether the Company’s employees are enrolled in a grandfathered or custom health benefit plan. As of March 31, 2013, the Company had approximately 7,400 employees enrolled in Equity Healthcare health benefit plans.

NOTE 12 — FINANCIAL GUARANTEES

The Company conducts substantially all of its business through its subsidiaries. Substantially all of the Company’s 100%-owned subsidiaries, jointly and severally, unconditionally guarantee the Series A-2 Notes on a senior secured basis. The Guarantors also guarantee the Company’s ABL Facility. See also Note 5 — Long-Term Debt.

The following condensed consolidating financial statements quantify the financial position as of March 31, 2013 and December 31, 2012, the operations for the three months ended March 31, 2013 and 2012, and the cash flows for the three months ended March 31, 2013 and 2012. These condensed consolidating financial statements present financial information for the parent issuer, the guarantor subsidiaries, the non-guarantor subsidiaries and consolidating adjustments, consisting of the entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

The financial information as presented below is based on estimates to bifurcate shared resources, costs and revenues between entities and such information may not be indicative of results, if separate financial statements were prepared for these subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2013

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,287	$—	$384	$(2,148)	$15,523
Accounts receivable less allowance for doubtful accounts	—	348,451	1,426	—	349,877
Inventories, net	—	70,914	286	—	71,200
Deferred expenses	—	3,701	—	—	3,701
Intercompany	308,405	905,125	—	(1,213,530)	—
Prepaid expenses and other current assets	1,326	21,852	12	—	23,190
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	1,037,018	1,350,043	2,108	(1,925,678)	463,491
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	190,479	3	—	190,482
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	36,720	37,612	166	—	74,498
GOODWILL	—	258,725	—	—	258,725
INTANGIBLE ASSETS, NET	50,000	83,595	—	—	133,595
DEFERRED DEBT ISSUANCE COSTS, NET	26,373	—	—	—	26,373
INVESTMENT IN SUBSIDIARIES	—	925	—	(925)	—
OTHER ASSETS	6,281	21,891	—	—	28,172

TOTAL ASSETS	$1,156,392	$1,943,270	$2,277	$(1,926,603)	$1,175,336

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$1,768	$147,431	$188	$(2,148)	$147,239
Accrued payroll and related taxes and benefits	5,931	64,703	177	—	70,811
Deferred income taxes current	4,534	(1,804)	—	—	2,730
Other accrued liabilities	49,582	51,447	60	—	101,089
Deferred revenue	—	27,246	—	—	27,246
Intercompany	54,937	1,158,593	—	(1,213,530)	—
Current portion of long-term debt	12,000	710,136	—	(710,000)	12,136

TOTAL CURRENT LIABILITIES	128,752	2,157,752	425	(1,925,678)	361,251
LONG-TERM DEBT, net of current portion	1,017,500	—	—	—	1,017,500
DEFERRED INCOME TAXES	14,266	53,273	—	—	67,539
INVESTMENT IN SUBSIDIARIES	320,450	—	—	(320,450)	—
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	7,420	52,695	927	—	61,042

TOTAL LIABILITIES	1,488,388	2,263,720	1,352	(2,246,128)	1,507,332
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) EQUITY
Additional paid-in capital	696,532	(217,570)	—	217,570	696,532
(Accumulated deficit) retained earnings	(1,028,528)	(102,880)	925	101,955	(1,028,528)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(331,996)	(320,450)	925	319,525	(331,996)

	$1,156,392	$1,943,270	$2,277	$(1,926,603)	$1,175,336

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,457	$3,354	$269	$—	$27,080
Accounts receivable less allowance for doubtful accounts	—	343,100	1,321	—	344,421
Inventories	—	67,857	218	—	68,075
Deferred expenses	—	3,798	—	—	3,798
Intercompany	667,745	475,973	—	(1,143,718)	—
Prepaid expenses and other current assets	835	16,043	12	—	16,890
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	1,402,037	910,125	1,820	(1,853,718)	460,264
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	186,457	3	—	186,460
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	37,210	39,430	183	—	76,823
GOODWILL	—	258,725	—	—	258,725
INTANGIBLE ASSETS, NET	50,000	83,781	—	—	133,781
DEFERRED DEBT ISSUANCE COSTS, NET	30,207	—	—	—	30,207
INVESTMENT IN SUBSIDIARIES	—	774	—	(774)	—
OTHER ASSETS	5,390	21,058	—	—	26,448

TOTAL ASSETS	$1,524,844	$1,500,350	$2,006	$(1,854,492)	$1,172,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,751	$152,593	$186	$—	$157,530
Accrued payroll and related taxes and benefits	8,774	61,562	211	—	70,547
Deferred income taxes	3,578	(2,592)	—	—	986
Other accrued liabilities	19,883	54,536	45	—	74,464
Deferred revenue	—	27,785	—	—	27,785
Intercompany	402,475	741,243	—	(1,143,718)	—
Current portion of long-term debt	25,000	710,195	—	(710,000)	25,195

TOTAL CURRENT LIABILITIES	464,461	1,745,322	442	(1,853,718)	356,507
LONG-TERM DEBT, net of current portion	1,017,500	15	—	—	1,017,515
DEFERRED INCOME TAXES	15,222	53,685	—	—	68,907
INVESTMENT IN SUBSIDIARIES	351,927	—	—	(351,927)	—
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	7,158	53,255	790	—	61,203

TOTAL LIABILITIES	1,856,268	1,852,277	1,232	(2,205,645)	1,504,132
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	695,211	(247,215)	—	247,215	695,211
(Accumulated deficit) retained earnings	(1,026,635)	(104,712)	774	103,938	(1,026,635)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(331,424)	(351,927)	774	351,153	(331,424)

	$1,524,844	$1,500,350	$2,006	$(1,854,492)	$1,172,708

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2013

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$613,114	$2,152	$(511)	$614,755
Income from subsidiaries	53,899	—	—	(53,899)	—

TOTAL NET REVENUES	53,899	613,114	2,152	(54,410)	614,755
TOTAL COST OF NET REVENUES	—	259,466	1,267	(511)	260,222
Provision for doubtful accounts	—	23,241	(106)	—	23,135
Selling, distribution and administrative	37,270	315,083	695	(53,899)	299,149
Amortization of intangible assets	—	186	—	—	186

TOTAL COSTS AND EXPENSES	37,270	597,976	1,856	(54,410)	582,692
OPERATING INCOME	16,629	15,138	296	—	32,063
Interest expense	34,202	10	—	—	34,212
Interest income and other	(15,376)	14,721	145	—	(510)

(LOSS) INCOME BEFORE TAXES	(2,197)	407	151	—	(1,639)
Income tax (benefit) expense	280	(26)	—	—	254

NET (LOSS) INCOME	(2,477)	433	151	—	(1,893)
Equity in income of subsidiaries, net of tax	584	151	—	(735)	—

NET (LOSS) INCOME	$(1,893)	$584	$151	$(735)	$(1,893)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$593,408	$2,482	$—	$595,890
Income from subsidiaries	60,388	—	—	(60,565)	(177)

TOTAL NET REVENUES	60,388	593,408	2,482	(60,565)	595,713
TOTAL COST OF NET REVENUES	—	250,484	1,359	(177)	251,666
Provision for doubtful accounts	—	11,800	58	—	11,858
Selling, distribution and administrative	44,280	332,789	741	(60,388)	317,422
Amortization of intangible assets	229	432	—	—	661

TOTAL COSTS AND EXPENSES	44,509	595,505	2,158	(60,565)	581,607
OPERATING INCOME (LOSS)	15,879	(2,097)	324	—	14,106
Interest expense	33,045	472	—	—	33,517
Interest income and other	(15,730)	14,869	159	—	(702)

(LOSS) INCOME BEFORE TAXES	(1,436)	(17,438)	165	—	(18,709)
Income tax (benefit) expense	(7)	905	—	—	898

NET (LOSS) INCOME	(1,429)	(18,343)	165	—	(19,607)
Equity in income of subsidiaries, net of tax	(18,178)	165	—	18,013	—

NET (LOSS) INCOME	$(19,607)	$(18,178)	$165	$18,013	$(19,607)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$12,391	$17,061	$115	$(2,148)	$27,419

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(5,577)	(31,332)	—	—	(36,909)
Proceeds from sale of patient service equipment and other	16	10,991	—	—	11,007

NET CASH USED IN INVESTING ACTIVITIES	(5,561)	(20,341)	—	—	(25,902)

FINANCING ACTIVITIES
Proceeds from ABL Facility	146,000	—	—	—	146,000
Payments on ABL Facility	(159,000)	—	—	—	(159,000)
Payments on other long-term debt	—	(74)	—	—	(74)

NET CASH USED IN FINANCING ACTIVITIES	(13,000)	(74)	—	—	(13,074)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,170)	(3,354)	115	(2,148)	(11,557)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,457	3,354	269	—	27,080

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,287	$—	$384	$(2,148)	$15,523

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(16,771)	$29,485	$(71)	$5,213	$17,856

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(3,953)	(40,830)	—	—	(44,783)
Proceeds from sale of patient service equipment and other	—	11,525	—	—	11,525
Cash paid for acquisitions	—	(94)	—	—	(94)

NET CASH USED IN INVESTING ACTIVITIES	(3,953)	(29,399)	—	—	(33,352)

FINANCING ACTIVITIES
Proceeds from ABL Facility	67,000	—	—	—	67,000
Payments on ABL Facility	(57,000)	—	—	—	(57,000)
Payments on other long-term debt	—	(86)	—	—	(86)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,000	(86)	—	—	9,914

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,724)	—	(71)	5,213	(5,582)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,552	—	475	(14,931)	29,096

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,828	$—	$404	$(9,718)	$23,514

NOTE 13 — SUBSEQUENT EVENTS

Refinancing of Debt. On April 5, 2013, the Company entered into a senior secured credit agreement (the “Credit Agreement”), among Apria, as borrower, Sky Acquisition LLC, as parent, the other guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, U.S. Bank National Association as collateral agent, certain other agents party thereto and a syndicate of financial institutions and institutional lenders. Bank of America, N.A., Goldman Sachs Bank USA, Barclays Bank PLC, Wells Fargo Securities LLC and Macquarie Capital (USA) Inc. acted as joint lead arrangers and joint bookrunners.

On April 5, 2013, the Company borrowed $900.0 million in aggregate principal amount of term loans under the Credit Agreement. At the Company’s option the Company may borrow additional term loans under the Credit Agreement, subject to certain customary conditions, including consent of the lenders providing such additional term loans, in an amount not to exceed $175.0 million, plus the aggregate principal amount of voluntary prepayments of term loans on or prior to such time, plus additional amounts subject to compliance on a pro forma basis with certain financial ratio tests.

Borrowings under the Credit Agreement bear interest at a fluctuating rate per annum equal to, at the Company’s option (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (c) the one month LIBOR Rate plus 1.00% (provided that in no event shall such base rate with respect to the initial Term Loans be less than 2.25% per annum), in each case plus an applicable margin of 4.50% or (ii) a LIBOR Rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the initial Term Loans be less than 1.25% per annum) plus an applicable margin of 5.50%.

The Credit Agreement will mature on April 5, 2020 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of term loans, with the balance payable on the final maturity date; provided that the Credit Agreement provides the right for individual lenders to agree to extend the maturity date of their outstanding term loans upon the Company’s request and without the consent of any other lender, subject to customary terms and conditions.

All the Company’s obligations under the Credit Agreement (i) are unconditionally guaranteed by the Company’s parent and substantially all of its existing and future, direct and indirect, wholly-owned domestic restricted subsidiaries and (ii) are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors.

The Credit Agreement includes a financial maintenance covenant that prohibits the Company’s consolidated first priority net leverage ratio as of the last day of any test period of four consecutive fiscal quarters (commencing with the test period ending September 30, 2013) to exceed 5.50 to 1.00.

The Credit Agreement also includes customary negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of the Company’s parent and subsidiaries to, among other things: incur liens; make investments or loans; incur, assume or permit to exist additional indebtedness or guarantees; and pay dividends, make payments or redeem or repurchase capital stock. Under the terms of the Credit Agreement, outstanding loans under the Credit Agreement may be accelerated if more than $75.0 million of the Series A-2 Notes remain outstanding on or after September 2, 2014.

The Company used the proceeds from the borrowings under the Credit Agreement to: (i) deposit the redemption price for all of the Company’s outstanding 11.25% Senior Secured Notes due 2014 (Series A-1) (the “Series A-1 Notes”) with the trustee under the indenture governing the Notes (as defined below); (ii) deposit the redemption price for an aggregate principal amount of $160.0 million of the Company’s outstanding 12.375% Senior Secured Notes due 2014 (Series A-2) (the “Series A-2 Notes” and, together with the Series A-1 Notes, the “Notes”) with the trustee under the indenture governing the Series A-1 Notes and Series A-2 Notes and (iii) pay fees and expenses associated with the entering into the Credit Agreement and the redemption of the Notes.

On April 5, 2013, the Company provided a notice of redemption for all of its outstanding Series A-1 Notes and an aggregate principal amount of $160.0 million of its outstanding Series A-2 Notes. Each of the Series A-1 Notes and Series A-2 Notes will be redeemed on May 6, 2013 (the “Redemption Date”). The Series A-1 Notes will be redeemed at a redemption price of 102.813% of the aggregate principal amount thereof and the Series A-2 Notes will be redeemed at a redemption price of 103.094% of the aggregate principal amount being redeemed, in each case, plus accrued and unpaid interest to, but not including the Redemption Date. In addition, the Company effected a satisfaction and discharge of the Company’s obligations with respect to the Series A-1 Notes under the indenture governing the Notes.

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

Overview. We have four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including total parenteral nutrition (“TPN”) services, and enteral nutrition services. In these core service lines, we offer a variety of patient care management programs, including clinical and administrative support services, products and supplies, most of which are prescribed by a physician as part of a care plan. We provide these services to patients through approximately 520 locations throughout the United States. We have two reportable operating segments:

•	home respiratory therapy and home medical equipment; and

•	home infusion therapy.

Recent Events

Refinancing of Debt. On April 5, 2013, we entered into a senior secured credit agreement (the “Credit Agreement”), among Apria, as borrower, Sky Acquisition LLC, as parent, the other guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, U.S. Bank National Association as collateral agent, certain other agents party thereto and a syndicate of financial institutions and institutional lenders. Bank of America, N.A., Goldman Sachs Bank USA, Barclays Bank PLC, Wells Fargo Securities LLC and Macquarie Capital (USA) Inc. acted as joint lead arrangers and joint bookrunners.

On April 5, 2013, we borrowed $900.0 million in aggregate principal amount of term loans under the Credit Agreement. At our option we may borrow additional term loans under the Credit Agreement, subject to certain customary conditions, including consent of the lenders providing such additional term loans, in an amount not to exceed $175.0 million, plus the aggregate principal amount of voluntary prepayments of term loans on or prior to such time, plus additional amounts subject to compliance on a pro forma basis with certain financial ratio tests.

Borrowings under the Credit Agreement bear interest at a fluctuating rate per annum equal to, at our option (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (c) the one month LIBOR Rate plus 1.00% (provided that in no event shall such base rate with respect to the initial Term Loans be less than 2.25% per annum), in each case plus an applicable margin of 4.50% or (ii) a LIBOR Rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the initial Term Loans be less than 1.25% per annum) plus an applicable margin of 5.50%.

The Credit Agreement will mature on April 5, 2020 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of term loans, with the balance payable on the final maturity date; provided that the Credit Agreement provides the right for individual lenders to agree to extend the maturity date of their outstanding term loans upon our request and without the consent of any other lender, subject to customary terms and conditions.

All our obligations under the Credit Agreement (i) are unconditionally guaranteed by our parent and substantially all of our existing and future, direct and indirect, wholly-owned domestic restricted subsidiaries and (ii) are secured, subject to certain exceptions, by substantially all of our assets and the assets of the guarantors.

The Credit Agreement includes a financial maintenance covenant that prohibits our consolidated first priority net leverage ratio as of the last day of any test period of four consecutive fiscal quarters (commencing with the test period ending September 30, 2013) to exceed 5.50 to 1.00.

The Credit Agreement also includes customary negative covenants that, subject to significant exceptions, limit our ability and the ability of our parent and subsidiaries to, among other things: incur liens; make investments or loans; incur, assume or permit to exist additional indebtedness or guarantees; and pay dividends, make payments or redeem or repurchase capital stock.

We used the proceeds from the borrowings under the Credit Agreement to: (i) deposit the redemption price for all of our outstanding 11.25% Senior Secured Notes due 2014 (Series A-1) (the “Series A-1 Notes”) with the trustee under the indenture governing the Notes (as defined below); (ii) deposit the redemption price for an aggregate principal amount of $160.0 million of our outstanding 12.375% Senior Secured Notes due 2014 (Series A-2) (the “Series A-2 Notes” and, together with the Series A-1 Notes, the “Notes”) with the trustee under the indenture governing the Series A-1 Notes and Series A-2 Notes and (iii) pay fees and expenses associated with the entering into the Credit Agreement and the redemption of the Notes.

On April 5, 2013, we provided a notice of redemption for all of its outstanding Series A-1 Notes and an aggregate principal amount of $160.0 million of its outstanding Series A-2 Notes. Each of the Series A-1 Notes and Series A-2 Notes will be redeemed on May 6, 2013 (the “Redemption Date”). The Series A-1 Notes will be redeemed at a redemption price of 102.813% of the aggregate principal amount thereof and the Series A-2 Notes will be redeemed at a redemption price of 103.094% of the aggregate principal amount being redeemed, in each case, plus accrued and unpaid interest to, but not including the Redemption Date. In addition, we effected a satisfaction and discharge of our obligations with respect to the Series A-1 Notes under the indenture governing the Notes.

Strategy

Our strategy is to position ourselves in the marketplace as a high-quality, cost-efficient provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in the home infusion therapy segment and expanded our platform for further cross-selling opportunities. Our acquisition of Praxair’s homecare business in the United States in March 2011 expanded our geographic footprint and market share in several key markets of the country. Since early 2010, we have expanded our home respiratory therapy and home medical equipment sales force by 20%, of which 7% relates to the acquisition of Praxair assets. During the same time period, the specialty infusion sales force has grown by 33% and become further stratified with dedicated sales resources allocated to fast-growing therapeutic service lines. This expansion in both business units has allowed us to more efficiently cover each market served by promoting our products and services to physicians, clinical specialists, hospital discharge planners and managed care organizations. On an ongoing basis, we continually evaluate the size of our sales force and the products/services we offer to the market within the context of changing market conditions, the competitive landscape, pricing, opportunities and threats. Additionally, this may include exiting certain products, markets, payors, and hospital agreements or reorganizing certain operations of our company.

•

Continue to participate in the managed care market and pursue opportunities created by healthcare reform. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services enable us to sign preferred provider agreements and participating Health Maintenance Organization (“HMO”) agreements with managed care organizations. Managed care represented approximately 71% of our total net revenues for the three months ended March 31, 2013. Healthcare reform may create new models of care, such as Accountable Care Organizations and state insurance exchanges. Our size and scope of services may give us a competitive advantage in serving these new markets.

•

Leverage our national distribution infrastructure. With approximately 520 locations and a robust platform supporting shared national services, we believe that we can efficiently add products, services and patients to our systems to grow our revenues and leverage our cost structure. For example, we have successfully leveraged this distribution platform across a number of product and service offerings, including a continuous positive airway pressure (“CPAP”)/ bi-level supply replenishment program, enteral nutrition and negative pressure wound therapy (“NPWT”) services, and we are using our nursing capacity to provide infusion services through our growing network of ambulatory infusion suites. We seek to achieve margin improvements through operational initiatives focused on the continual reduction of costs and delivery of incremental efficiencies. At the same time, we believe that it is essential to consistently deliver superior customer service in order to increase referrals and retain existing patients. Performance improvement initiatives are underway in all aspects of our operations including customer service, patient and referral satisfaction, logistics, supply chain, clinical services and billing/collections. We believe that by being responsive to the needs of our patients and payors we can provide ourselves with opportunities to take market share from our competitors.

•

Continue to lead the industry in accreditation. The Medicare Improvement for Patients Act of 2008 (“MIPPA”) made accreditation mandatory for Medicare providers of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), effective October 1, 2009, per Centers for Medicare and Medicaid Services (“CMS”) regulation. We were the first durable medical equipment provider to seek and obtain voluntary accreditation from The Joint Commission (the “Commission”). In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission and the Commission renewed our accreditation for another three years. The Company is currently undergoing another triennial survey cycle and expects to renew its accreditation for another three years by the Summer of 2013.The Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 24 years of continuous accreditation by the Commission—longer than any other homecare provider.

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

Critical Accounting Policies. We consider the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to our consolidated financial statements. These policies require the most complex and subjective judgments of management. Additionally, the accounting policies related to goodwill, long-lived assets, share-based compensation and income taxes require significant judgment. These policies are presented in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report for the year ended December 31, 2012.

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

Medicare and Medicaid Revenues. In the three months ended March 31, 2013, approximately 29% of our net revenues were reimbursed by the Medicare and state Medicaid programs. No other third-party payor represented more than 9% of our total net revenues for the three months ended March 31, 2013. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 7% of total net revenues for the three months ended March 31, 2013, respectively.

Medicare Reimbursement. There are a number of legislative and regulatory initiatives in Congress and at CMS that affect or may affect Medicare reimbursement policies for products and services we provide. Specifically, a number of important legislative changes that affect our business were included in the Medicare Prescription Drug, Improvement and Modernization Act of 2003

(“MMA”); the Deficit Reduction Act of 2005 (“DRA”); MIPPA, which became law in 2008, the comprehensive healthcare reform law signed in March 2010 (“the Reform Package”), the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012. These Acts and their implementing regulations and guidelines contain numerous provisions that are significant to us and continue to have an impact on our operations today.

Budget Control Act of 2011. In August 2011, the Budget Control Act of 2011 was signed into law. The Budget Control Act of 2011 authorized increases in the United States’ debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Select Committee on Deficit Reduction (“Joint Committee”), a bipartisan Congressional committee instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012 – 2021. Because Congress and the President failed to enact legislation reducing the deficit by at least $1.2 trillion over the ten-year period of fiscal years 2012 – 2021 by the January 15, 2012 deadline, automatic spending reductions in fiscal years 2013 – 2021 through sequestration (the required cancellation of budgetary resources), has been triggered. Under sequestration, certain federal programs are protected, including Medicaid. However, effective April 1, 2013, sequestration has caused payments to Medicare providers and suppliers to be reduced by 2%. This reduction applies to both competitively bid and non-competitively bid markets and products. It is unclear how long these reductions will be in effect. These reductions, along with any further reductions in provider and supplier reimbursement rates under federal healthcare programs, could have a material adverse effect on our financial condition and results of operations.

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

Although CMS administered a bid process in 2007 and launched the original Round 1 program in mid-2008, shortly thereafter, MIPPA was enacted. This delayed the DMEPOS competitive bidding program by requiring that Round 1 competition commence in 2009 and required a number of program reforms prior to CMS re-launching the program. Changes mandated by MIPPA included requirements for the government to administer the program more transparently, exemption of certain DMEPOS products from the program and a new implementation schedule.

Under MIPPA, the initial CBAs and product categories subject to rebidding in the Round 1 Rebid were very similar to those of Round 1. However, MIPPA excluded Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories as a competitive bidding product category in Round 1 and permanently excluded Group 3 Complex Rehabilitative Power Wheelchairs and Related Accessories as a competitive bidding product category.

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

In April 2012, CMS announced the product categories to be included in the “recompete” of the Round 1 Rebid contracts and an associated schedule. The Round 1 Rebid Recompete includes additional products and CMS has elected to group products in an all-new way, such as a “Respiratory Equipment” category which includes oxygen therapy, sleep therapy and nebulizers, and a “General Home Equipment” category which includes a variety of home medical equipment, accessories and supplies. CMS concluded the bid submission process in the fourth quarter of 2012. New rates for the Round 1 Rebid Recompete are scheduled to be announced in Spring 2013 and take effect on January 1, 2014. We estimate that once the additional products which are included in the Round 1 Recompete program phase (which takes effect in January 2014) are accounted for, the estimated annual total net revenues associated with items subject to competitive bidding in the Round 1 markets will be approximately $20.1 million for the 2012 calendar year, or 0.8% of our annual total net revenues.

Notwithstanding the changes implemented by MIPPA, competitive bidding imposes a significant risk to DMEPOS suppliers under the rules governing the program. If a DMEPOS supplier operating in a CBA is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DMEPOS items supplied in that CBA for the time period covered by the competitive bidding program unless the supplier meets certain exceptions or acquires a winning bidder. Because the applicable statutes mandate financial savings from the competitive bidding program, a winning contract supplier will receive lower Medicare payment rates under competitive bidding than the otherwise applicable DMEPOS fee schedule rates. As competitive bidding is phased in across the country under the revised MIPPA and Reform Package implementation schedule, we will experience a reduction in reimbursement, as will most if not all other DMEPOS suppliers participating in the impacted areas. In addition, there is an increasing risk that the competitive bidding prices will become a benchmark for reimbursement from other payors, as evidenced by the Administration’s 2013 and 2014 fiscal budget proposals which would limit state Medicaid reimbursement levels for certain durable medical equipment services and products to Medicare reimbursement rates for the same products and services in the same state. Neither MIPPA nor the Reform Package prevents CMS from adjusting prices for DMEPOS items in non-bid areas in 2016; however, before using its authority to adjust prices in non-bid areas, MIPPA requires that CMS issue a regulation that specifies the methodology to be used and consider how prices through competitive bidding compare to costs for those items and services in the non-bid areas.

The Reform Package also included changes to the Medicare DMEPOS competitive bidding program. Significantly, Round 2 of the competitive bidding program was expanded from 70 to 91 of the largest MSAs. Round 2 includes the majority of the same product categories as Round 1, but CMS expanded the program by (i) combining standard power wheelchairs and manual wheelchairs into a single new product category, (ii) including Negative Pressure Wound Therapy as a category in all Round 2 markets and (iii) including the Support Surfaces (Group 2 mattresses and overlays) category in all Round 2 markets. The bid process for Round 2 ended on March 30, 2012. CMS announced the Single Payment Amounts (“SPAs”) on January 30, 2013, at which time the agency began the contract offer process. The contracting process ran through March 2013 and on April 9, 2013 CMS announced the Round 2 contract suppliers and issued formal three-year contracts to the same. The new Round 2 rates and guidelines currently are scheduled to take effect on July 1, 2013. We estimate that approximately $122 million of our net revenues for the fiscal year ending December 31, 2012 is subject to competitive bidding in this round. CMS reported that the average payment reduction for Round 2 will be 45%. After applying the actual SPAs for each impacted CBA to Apria’s actual 2012 revenue for the product categories included in the bidding program, the Company estimates that the Round 2 revenue reduction is $57 million before any changes in volume are accounted for as a result of the contract offers received and accepted.

The Reform Package also gives the Secretary of Health and Human Services additional authority to apply competitive bid pricing to non-bid areas via a rulemaking process and that could occur by 2016. In addition, efforts to repeal the competitive bidding program altogether or mandate significant program changes continue. In March 2011, the Fairness in Medicare Bidding Act of 2011 (“FIMBA”) was introduced into the U.S. House of Representatives and referred to the House Subcommittee on Health. FIMBA would have repealed the program without specifying a reduction in the industry’s current reimbursement levels. Other efforts are underway by independent economists who seek to alter certain critical aspects of the program. Specifically, those efforts are designed to change the way in which CMS conducts the auction process itself, establishes the single payment rates, determines supplier capacity needed and related aspects which, if adopted by CMS in their entirety or in part, would change how the program would be administered. In September 2012, a bill titled “Medicare DMEPOS Market Pricing Program Act of 2012” was introduced in Congress and referred to the Committee on Energy and Commerce and the Committee on Ways and Means. The bill would repeal the current DMEPOS competitive bidding program as designed and replace it with a modified auction program. In January 2013, a bill titled “Small Supplier Fairness in Bidding Competition Act of 2013” was introduced to repeal the program and was referred to the House Committee on Small Business. We cannot predict whether these or other efforts to repeal or amend the program will be successful, or their potential impact on us.

We believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share under Medicare competitive bidding. In February 2013 we were offered Round 2 competitive bidding contracts for a substantial majority of the CBAs and products for which we submitted bids. However, there is no guarantee that we will garner additional market share as a result of these contracts. Both the Round 1 Rebid Recompete and Round 2 of the DMEPOS competitive bidding program include products which may require the Company to subcontract certain services or products to be performed on its behalf, and there is no guarantee that CMS will either approve such subcontracting arrangements or that the subcontractor will perform its contractual obligations to us. Certain aspects of the program’s oversight and administration remain unclear in CMS’ written regulations that have been promulgated and therefore individual negotiations may be required between the Company, CMS and/or its contractors. The outcome of such negotiations cannot be predicted or assured. Under the current competitive bidding regulations, in the CBAs, and for the products, for which we do not have competitive bidding contracts, we will generally not be allowed to supply Medicare beneficiaries in the CBA with products subject to competitive bidding for the contract term of the program, unless we elect to continue to service existing patients under the “grandfathering provision” of the program’s final rule for certain products. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position in a particular CBA even if we are not a contract supplier for certain products.

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

The DMEPOS items and services that were not in a product category subject to competitive bidding in Round 1 received a 5% CPI-U payment update in 2009. For 2010, the CPI-U was -1.4%. However, annual DMEPOS payment updates were not permitted to be negative according to statute. Therefore, the CPI update in 2010 was 0%. The Reform Package makes changes to Medicare DMEPOS fee schedule payments for 2011 and subsequent years. The CPI-U payment update is now adjusted annually by a new “multi-factor productivity adjustment” measurement which may result in negative DMEPOS payment updates. While CPI-U for 2011 was +1.1%, the “multi-factor productivity adjustment” was -1.2%, so the net result was a 0.1% decrease in DMEPOS fee schedule payments in 2011 for items and services not included in an area subject to competitive bidding. The CPI-U for 2012 was +3.6%, but the “multi-factor productivity adjustment” remained -1.2%, so the net result was a 2.4% increase in DMEPOS fee schedule payments in 2012 for items and services not included in an area subject to competitive bidding. For 2013, the CPI-U is +1.7%, but the adjustment is -0.9%, so the net result is a 0.8% increase in DMEPOS fee schedule payments in 2013 for the same items and services as described above.

The Administration’s 2014 fiscal budget proposal would change the way the government calculates the annual cost-of-living adjustments for government benefit programs, among other things. As compared to the current CPI method, the switch in the inflation formula would cut spending on government benefit programs by $130 billion over 10 years. At this time, it is unclear how this change, if implemented, would impact annual DMEPOS payment updates. It is possible that such a change, if implemented, could have an adverse impact on our business, financial condition, results of operation, cash flow, capital resources and liquidity.

Capped Rentals, Oxygen Equipment and PAP Patient Compliance. Under the DRA, ownership of certain durable medical equipment categorized by CMS in the “capped rental” category (e.g., hospital beds, wheelchairs, nebulizers, patient lifts and PAP devices) automatically transfers to the Medicare beneficiary at the end of a maximum rental period. As of January 1, 2006, the maximum rental period for this category became 13 months. DRA regulations published subsequently established new payment classes for oxygen equipment, including transfilling and portable equipment, new monthly rental reimbursement rates, and new reimbursement rates for the delivery of oxygen contents.

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

In recent years, there have been legislative and executive branch efforts to further reduce the maximum rental period for oxygen therapy, equipment and related services. However, President Obama’s 2012, 2013 and 2014 budget proposals did not include a reduction in the oxygen rental period; neither did the Reform Package. Nonetheless, President Obama’s 2013 and 2014 fiscal budget proposals would limit the state Medicaid reimbursement levels for certain durable medical equipment services and products, including oxygen therapy, to Medicare reimbursement rates for the same products and services in the same state, including those impacted by the Medicare DMEPOS competitive bidding program. It is premature to know whether this or future budgets or proposals will contain such a provision or any other provisions based on these or future studies released by one or more government agencies.

CMS and the durable medical equipment Medicare administrative contractors (“DME MACs”) also have issued coverage determinations for positive airway pressure (“PAP”) devices, including CPAP and bi-level devices. Among other changes, the Medicare DME MAC local coverage determinations (“LCDs”) require additional documentation of clinical benefit of the PAP devices for continued coverage of the device beyond the first three months of therapy. Specifically, for PAP, documentation of clinical benefit must be demonstrated by: (1) a face-to-face clinical re-evaluation by the treating physician (between the 31st and 90th day) with documentation that symptoms of obstructive sleep apnea are improved; and (2) objective evidence of adherence to use of the PAP device, reviewed by the treating physician. The LCDs define adherence to therapy as the use of the PAP device greater than or equal to four (4) hours per night on 70% of nights during a consecutive 30-day period anytime during the first three months of initial usage. If the clinical benefit requirements are not met, then continued coverage of the PAP device and related accessories are denied by Medicare as not medically necessary. We believe these requirements effectively require suppliers to supply PAP devices that monitor patient compliance and record hours of use, which adds to our expense structure without a corresponding increase in payments from Medicare. We adjusted our operational model, patient care and payment policies to comply with these Medicare coverage requirements when they were implemented. These requirements apply to Medicare Part B fee-for-service (FFS) patients, not to those patients enrolled in Medicare Advantage or commercial health plans, and Medicare Part B FFS represents a smaller portion of the overall PAP patient market. However, some commercial and Medicare Advantage payors have implemented the same, similar or, at times, more arduous rules as those adopted by Medicare. Despite our continuous and intensive efforts to educate patients about the importance of complying with their physician-prescribed therapy, some of our patients do not meet the threshold for compliance. We continue to educate patients and referral sources concerning the importance of compliance with the patient’s prescribed therapy and the government’s need for documentation pertaining to initial and ongoing medical necessity. However, these and similar LCDs and trends are likely to continue to significantly impact the PAP industry.

Reimbursement for Inhalation and Infusion Therapy Drugs. As a result of the MMA, Medicare Part B reimbursement for most drugs, including inhalation drugs, is based upon the manufacturer-reported average sales price (“ASP”) (subject to adjustment each quarter), plus 6%. In 2011, CMS published regulations adopting a price substitution policy whereby reimbursement would be limited to 103% of the Average Manufacturer Price (“AMP”) under certain circumstances, including when ASP exceeds AMP by 5% for either two consecutive quarters or three of the previous four quarters. However, according to a December 2012 OIG report, CMS has yet to implement this policy. CMS publishes the ASP plus 6% payment levels in the month that precedes the first day of each quarter, and we have no way of knowing if the quarterly ASPs will increase or decrease since manufacturers report applicable ASP information directly to CMS. Since 2006, dispensing fees have remained at $57.00 for a 30-day supply for a new patient, $33.00 for each 30-day supply thereafter, and $66.00 for each 90-day supply.

The Medicare reimbursement methodology for non-compounded, infused drugs administered through durable medical equipment, such as infusion pumps, was not affected by this MMA change. It remains based upon either 95% of the October 1, 2003 Average Wholesale Price (“AWP”) or, for those drugs whose AWPs were not published in the applicable 2003 compendia, at 95% of the first published AWP. However, in a first quarter 2013 written response to an OIG report concerning Part B infusion drug reimbursement, CMS expressed an interest in including these drugs / therapies in future phases of the DMEPOS competitive bidding program. Such inclusion could occur no earlier than the Recompete of Round 2, which does not take effect until July 2016. Since CMS has not announced any definitive plans, at this time we cannot predict whether the Medicare reimbursement methodology for these drugs will in fact change, nor can we predict when these changes would occur.

Late in the last decade, there were other changes to the reimbursement methodology for certain inhalation drugs. When CMS changed its reimbursement methodology for calculating the ASP, CMS reduced its reimbursement to providers of Xopenex and albuterol. We implemented strategies intended to partially mitigate these negative impacts in our operations, including the discontinuation of the inhalation drug Xopenex from our inhalation pharmacies’ drug formulary and other formulary changes.

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

Due to ongoing Part D and Part B coverage and payment issues associated with home infusion therapy, the industry is continuing to work with CMS, the Center for Medicare and Medicaid Innovation (“CMMI”) and Congress to rectify the Medicare coverage and payment limitations that restrict Medicare beneficiary and referral source access to quality home infusion therapy services. Bills were introduced in the 110th, 111th and 112th Congresses to consolidate home infusion therapy coverage under Part B. The Medicare Home Infusion Therapy Coverage Act would provide for Medicare infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector, including Medicare Advantage plans. Industry representatives continue to present the cost-saving and patient care advantages of home infusion therapy to CMS, members of Congress and the Obama Administration in an effort to, at a minimum, include a formal demonstration project in either CMS’s or the CMMI’s work plan or future legislation. In addition to a June 2010 report issued by the GAO, entitled “Home Infusion Therapy: Differences Between Medicare and Private Insurers’ Coverage,” testimony before the Senate Finance Committee in fall 2009 acknowledged the current gap in coverage and potential benefits of home infusion therapy to the Medicare program and beneficiaries. In June 2012, the Medicare Payment Advisory Commission (“MedPAC”), in its annual report to Congress, also acknowledged certain coverage gaps associated with home infusion therapy and concluded that additional research is warranted. During the same month, the House Ways and Means Subcommittee on Health held a hearing that focused on MedPAC’s report. Groups such as the National Home Infusion Association, in comments to the Subcommittee, criticized MedPAC’s report and recommended that there be a demonstration project to examine the benefit for home infusion therapy. Recently, Congress passed and President Obama signed into law legislation requiring a demonstration project providing Medicare coverage for items and services related to the in-home administration of intravenous immune globulin (“IVIG”). The industry is continuing to collect cost-benefit data that will provide an objective basis for Congress, CMS and/or the CMMI to make a decision to fund other such demonstration projects. At this time, we cannot predict whether additional legislation will be passed or whether CMS and/or the CMMI will include other demonstration projects in a future work plan.

In February 2013, the U.S. Department of Health and Human Services’ (“HHS”) Office of Inspector General (“OIG”) released a report entitled, “Part B Payments for Drugs Infused Through Durable Medical Equipment”. The report compared the ASP of each DME infused drug to its AWP-based Medicare payment amount for every year between 2005 and 2011. The report found that, overall, Medicare payment amounts for DME infusion drugs exceeded ASPs by 54 to 122 percent annually. The report also found that Medicare spending on DME infusion drugs would have been reduced by 44% ($344 million) between 2005 and 2011, had payment been based on ASPs. However, the report found that for as many as one third of DME infusion drugs in each year, the payment amounts were below their ASPs, meaning that Medicare may be underpaying suppliers for those drugs. In the report, the OIG offered the following recommendations to CMS: (1) seek a legislative change requiring DME infusion drugs to be paid using the ASP methodology or (2) include DME infusion drugs in the next round of the DMEPOS competitive bidding program. CMS stated in its response to the OIG report that it is interested in including DME infusion drugs in a future round of the competitive bidding program but has not publicly commented on when this might occur. In addition, in order to preserve beneficiary access, and in the absence of wholesale reform of the Medicare home infusion therapy benefit, the government’s adoption of the ASP methodology for infusion drugs would require an offset by establishing a reasonable dispensing fee to cover the extensive non-drug cost of serving beneficiaries, not unlike what CMS implemented for Part B inhalation therapies in 2003. Due to the complexities of the issue and the current competitive bidding timelines, at this time we cannot predict whether the Medicare reimbursement methodology for DME infusion drugs will change or, if so, when it will change.

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

In March 2013, the HHS OIG released a report entitled, “Surety Bonds Remain an Underutilized Tool to Protect Medicare from Supplier Overpayments”. In the report, the OIG found that CMS did not have accurate surety bond information for all suppliers. Additionally, the OIG found that CMS has yet to recover millions of dollars in supplier debt resulting from overpayments. In its response to the OIG report, CMS stated that it will make appropriate updates and improvements in conjunction with the OIG’s recommendations. The Company believes its surety bonds are complete and accurate, but despite its best efforts, the Company cannot predict what follow-up activities CMS may undertake or new requirements it may implement in the future, or their impact on the Company.

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

In February 2011, CMS released a final rule implementing certain provisions of the Reform Package intended to prevent fraud, waste and abuse. This final rule includes new requirements regarding enrollment screening, enrollment application fees, payment suspension, temporary moratoria on enrollment and supplier termination. Significantly, as part of the final rule, CMS classified providers and suppliers as limited, moderate and high risk according to their risk of fraud, waste and abuse. Currently enrolled DMEPOS suppliers are classified in the moderate risk category while newly enrolled DMEPOS suppliers are classified in the high risk category. As such, DMEPOS suppliers will be under greater scrutiny relative to many other healthcare providers and suppliers. In October 2011 and more recently in March 2013, Senate representatives of key committees with jurisdiction over Medicare/Medicaid sent letters to U.S. Secretary of Health and Human Services Kathleen Sebelius, asking for an explanation as to why CMS has not yet imposed temporary moratoria on the enrollment of new providers and suppliers where there is a high risk for fraud. Additionally, CMS is implementing a provider and supplier enrollment screening system that automates its pre-enrollment risk assessment and screening processes. Recently, CMS announced that if Medicare claims are submitted with dates of service on or after May 1, 2013, if a referring physician/supplier is not registered in this system, submitted claims will be denied. According to CMS about 1% of physicians nationwide are not registered. We have undertaken extensive efforts to ensure that our referral sources are registered with the system, but a small percentage remain unregistered. We work cooperatively with CMS and its contractors in response to these initiatives to prevent fraud, waste and abuse but cannot predict whether CMS’s various program integrity efforts will negatively impact our operations.

In August 2010, CMS released a final rule imposing more stringent standards for DMEPOS suppliers, which introduced several new enrollment standards and expanded some existing standards and participation requirements, all of which DMEPOS suppliers must meet to establish and maintain billing privileges in the Medicare program. These standards became effective in September 2010. In March 2012, CMS issued a final rule revising four of the 30 Medicare supplier standards that apply to our business. The final rule clarified regulations concerning direct solicitation of Medicare beneficiaries, addressed the use of licensed subcontractors to perform certain services on a supplier’s behalf and modified certain state licensure exceptions. The Company’s policies and procedures comply with the revised standards.

Following the implementation of a three-year demonstration program using Recovery Audit Contractors (“RACs”) to detect and correct improper payments in the Medicare FFS program, Congress required HHS to establish the RAC initiative as a permanent, nationwide program. Prior to initiating any audits, RACs are required to obtain CMS’s pre-approval of the issue that will be subject to audit, and then post the approved audit issue on their websites. All RACs have now posted CMS-approved audit issues on their websites. The currently posted approved audit issues include those which apply to durable medical equipment suppliers. States have also implemented similar state Medicaid audit programs, often known as Medicaid Integrity Contractors (“MICs”). In addition, the Reform Package requires states to establish contracts with RACs to identify underpayments and overpayments and to recoup overpayments made for services provided under state Medicaid programs. Absent an exception, states were required to implement their RAC programs by January 1, 2012. We cannot at this time quantify any negative impact that the expansion of the RAC program or other similar programs may have on us.

Another group of auditors is the Zone Program Integrity Contractors (“ZPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors (“PSCs”). Industry-wide, ZPIC audit activity has increased significantly since 2010 and is expected to continue to increase for the foreseeable future due to increased federal funding. The industry trade associations and certain Congressional committees of jurisdiction continue to advocate for more standardized and rational audit procedures, contractor transparency and consistency surrounding all government audit activity directed toward the DMEPOS industry and other healthcare segments.

CMS also has implemented the Comprehensive Error Rate Testing (“CERT”) program to measure the rate of improper payments in the Medicare FFS program. During each annual reporting period, CERT contractors randomly select a sample of claims, stratified by claim type, submitted to Carriers, MACs, DME MACs and Fiscal Intermediaries. CERT contractors then request documentation from the provider or supplier that submitted each of the claims. Based on the claims review conducted by the CERT contractors and on an annual basis, the CERT contractors calculate an improper payment rate that is considered to be reflective of all paid claims in the Medicare FFS program during the year. The 2011 Medicare FFS improper payment rate was 8.6%, representing nearly $29 billion in allegedly improper payments. The projected improper payment amount for DMEPOS during the 2011 period was approximately 68%, with approximately 91% representing not fraud but technical errors due to insufficient documentation to meet the new and changing auditing standards.

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

Other Issues

•

Medical Necessity & Other Documentation Requirements. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. DME MAC medical directors, CMS staff and government subcontractors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation. This is then translated to individual supplier significant error rates and aggregated into a DMEPOS industry error rate, which is significantly higher than other Medicare provider/supplier types. High error rates lead to further audit activity and regulatory burdens. In 2012 and the first quarter of 2013, DME MACs continued to conduct extensive pre-payment reviews across the DME industry and have determined a wide range of error rates with only marginal improvement over time. For example, error rates for CPAP claims have ranged from 30% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies or technical deficiencies as the primary reason for claim denials. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, or if non-government payors were to adopt similar positions, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be significantly reduced. We have adjusted certain operational policies to address the current expectations of Medicare, its contractors and certain other payors.

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

•

Inherent Reasonableness. The Balanced Budget Act of 1997 granted authority to HHS to increase or reduce Medicare Part B reimbursement for home medical equipment, including oxygen, by up to 15% each year under an “inherent reasonableness” authority. Pursuant to that authority, CMS published a final rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. Aside from a 2012 announcement by CMS to use the authority to reduce retail payment rates for diabetic supplies, a plan made moot by recent legislation, neither HHS nor CMS has issued any subsequent communication or information for several years and therefore, we cannot predict whether or when HHS would exercise its authority in this area or predict any negative impact of any such change.

The impact of increased government audits and changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through March 31, 2013. We cannot estimate the combined possible impact of all retroactive audit activities, legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the ongoing, significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

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

Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states which, combined with the current economic environment and state deficits, could further strain state budgets and therefore result in additional policy changes or rate reductions. In June 2012, the United States Supreme Court upheld the Reform Package provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations can only lose the new federal Medicaid funding included in the Reform Package but cannot lose their eligibility for existing federal Medicaid matching payments. In view of the Supreme Court decision, some states have announced plans to reduce their Medicaid enrollments, which may have a negative impact on our revenues. We cannot currently predict the adverse impact, if any, that any such change to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether states will consider similar or other reimbursement reductions, whether or how healthcare reform provisions pertaining to Medicaid will ultimately be implemented or whether any such changes would have a material adverse effect on our results of operations, cash flow and capital resources.

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of a number of components pertaining to the privacy and security of certain protected health information (“PHI”), as well as the standard formatting of certain electronic health transactions. Many states have similar, but not identical, restrictions. Existing and any new laws or regulations have a significant effect on the manner in which we handle healthcare related data and communicate with payors. Among other provisions, the Health Information Technology for Economic and Clinical Health (“HITECH”) Act of the American Recovery and Reinvestment Act of 2009 (“ARRA”) includes additional requirements related to the privacy and security of PHI, clarifies and increases penalties of HIPAA and provides State Attorneys General with HIPAA enforcement authority. In January 2013, the U.S. Department of Health and Human Services released the HIPAA regulations (the “Omnibus Rule”) implementing the statutory amendments under the HITECH Act. The effective date of the Omnibus Rule was March 26, 2013, with a compliance date of September 23, 2013 for most provisions. Among the numerous changes the Omnibus Rule makes to the HIPAA privacy and security regulations, several specific provisions in the Omnibus Rule are likely to have significant impact. By way of example, the Omnibus Rule:

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

In May 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009 (“FERA”). Among other things, FERA modifies the federal False Claims Act by expanding liability to contractors and subcontractors who do not directly present claims to the federal government. FERA also expanded the False Claims Act liability for what is referred to as a “reverse false claim” by explicitly making it unlawful to knowingly conceal or knowingly and improperly avoid or decrease an obligation owed to the federal government.

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

In June 2012, the United States Supreme Court upheld the constitutionality of the requirement in the Reform Package that individuals maintain health insurance or pay a penalty under Congress’s taxing power. The Supreme Court also upheld the Reform Package provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. Also, the government is in the process of promulgating the implementing rules and regulations of the Reform Package, including additional requirements related to our business, our role as an employer and our customers’ business. Until those rules are more clearly understood, and due to uncertainties regarding the ultimate features of additional reform initiatives and their enactment and implementation over the next few years, we cannot predict whether any such reforms will have a material adverse effect on our results of operations, cash flow, capital resources and liquidity.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHR”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended March 31, 2013. In addition, we sought confirmation from companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, are not presently aware of any such reportable transactions or dealings by such companies.

After we filed our Annual Report on Form 10-K, The Blackstone Group L.P., an affiliate of our Sponsor, informed us that its affiliate included information in its respective Annual Report on Form 10-K regarding activities that require disclosure under the ITRSHR. This disclosure is reproduced in Exhibit 99.1 of this report and is incorporated herein by reference.

Results of Operations

Three Months Ended March 31, 2013 and 2012

Net Revenues. Net revenues in the three months ended March 31, 2013 were $614.7 million compared to $595.7 million in the three months ended March 31, 2012. Revenue for the three months ended March 31, 2013 increased primarily due to increased volume in the home infusion therapy segment partially offset by decreased volume in the home respiratory and home medical equipment segment.

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

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the three months ended March 31, 2013 was 57.7%, compared to 57.8% for the three months ended March 31, 2012. The gross profit margin percentage improved in both the home respiratory and home medical equipment segment and the home infusion therapy segment. However, this improvement was offset by an increase in the revenue of the home infusion segment as a percentage of total net revenue which has a lower gross profit margin as a percentage of net revenue than the home respiratory and home medical equipment segment.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 3.8% and 2.0% in the three months ended March 31, 2013 and March 31, 2012, respectively. Overall cash collections on gross revenue have improved during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. However, the distribution of our actual write-offs has shifted to be more heavily weighted towards bad debts. This shift has resulted in an increase in our allowance for doubtful accounts and bad debt expense.

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

Selling, distribution and administrative expenses were $299.1 million, or 48.7%, of total net revenues for the three months ended March 31, 2013 compared to $317.4 million, or 53.3%, of total net revenues for the three months ended March 31, 2012.

Selling, distribution and administrative expenses decreased by $18.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was comprised of a decrease in labor costs of $14.5 million and a $3.8 million decrease in other operating expenses. For the three months ended March 31, 2013 and 2012, the corporate costs included in selling, distribution and administrative expense were $44.5 million and $50.2 million, respectively.

The decrease in labor costs of $14.5 million was primarily due to a decrease in salaries and related benefits resulting from headcount decreases associated with strategic reductions in workforce in our home respiratory therapy/home medical equipment business segment.

The decrease in other operating expenses of $3.8 million was primarily due to a decrease in employee travel and business expenses and lower professional fees due to certain 2012 corporate initiatives and corporate matters not recurring in 2013.

Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million and $0.7 million in the three months ended March 31, 2013 and March 31, 2012, respectively. The decrease primarily resulted from assets becoming fully amortized during 2012.

Interest Expense. Interest expense increased $0.7 million, or 2.1%, to $34.2 million in the three months ended March 31, 2013 from $33.5 million in the three months ended March 31, 2012. In April 2013, we refinanced a substantial portion of our long-term debt. The interest rate on our new debt is variable and is expected to reduce our interest expense for the remainder of 2013 based upon current market conditions.

Interest Income and Other. Interest income and other decreased to $0.5 million for the year ended March 31, 2013 from $0.7 million in the three months ended March 31, 2012.

Income Tax Expense/(Benefit). Income Tax Expense/Benefit. Our overall effective tax rate is the ratio of our tax expense (benefit) over our pre-tax income (loss) for the reporting period. Our tax expense/benefit is comprised of two items: (1) the tax computed using an Estimated Annual Effective Tax Rate (“EAETR”) and (2) certain tax charges and benefits which are recognized on a discrete basis in the interim period in which they occur.

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

Our effective tax rate was (15.5)% for the three months ended March 31, 2013, compared to (4.8)% for the three months ended March 31, 2012. For the three months ended March 31, 2013 and 2012, our effective tax rate differed from federal and state statutory rates primarily due to the accrual of a valuation allowance against substantially all of our net deferred tax assets.

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

Beginning with the year ended December 31, 2011, we accrued a valuation allowance against substantially all of our net deferred tax assets since we determined that it is more likely than not that substantially all of the our net deferred tax assets will not be realized. We intend to maintain our valuation allowance until sufficient positive evidence exists to support the reversal of all or a portion of its valuation allowance.

We increased our valuation allowance by $0.3 million to $238.8 million at March 31, 2013 from $238.5 million at December 31, 2012 to offset corresponding increases in our net deferred tax assets for the three months ended March 31, 2013.

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

The following table sets forth a summary of results of operations by segment:

	Net Revenues
(in thousands)	Three Months Ended March 31, 2013	Percentage of Net Revenues	Three Months Ended March 31, 2012	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$298,525	48.6%	$300,898	50.5%
Home infusion therapy	316,230	51.4	294,815	49.5

Total	$614,755	100.0%	$595,713	100.0%

	EBIT
(in thousands)	Three Months Ended March 31, 2013	Percentage of Net Revenues	Three Months Ended March 31, 2012	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$584	0.2%	$(16,000)	(5.3)%
Home infusion therapy	31,479	10.0%	30,106	10.2%

Total	$32,063		$14,106

See definition and reconciliation of EBIT to net loss included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues decreased $2.4 million, or 0.8%, to $298.5 million in the three months ended March 31, 2013 from $300.9 million in the three months ended March 31, 2012. Revenues for the home respiratory therapy and home medical equipment segment decreased to 48.6% of total revenue in the three months ended March 31, 2013 from 50.5% in the three months ended March 31, 2012.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line decreased by 1.5% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease in revenue resulted primarily from a decrease in other respiratory therapy revenue due to a decrease in nebulizer and ventilator volume.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues increased by 3.2% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily due to an increase in the volume of negative pressure wound therapy products partially offset by a decrease in the volume of other home medical equipment products.

EBIT for the home respiratory therapy and home medical equipment segment in the three months ended March 31, 2013 was $0.6 million compared to a negative $16.0 million in the three months ended March 31, 2012. EBIT was 0.2% of segment net revenues in the three months ended March 31, 2013 compared to negative 5.3% of segment net revenues in the three months ended March 31, 2012. The increase in the EBIT as a percentage of segment net revenues for the three months ended March 31, 2012 to the three months ended March 31, 2013 is primarily due to a decrease in sales, distribution and administrative costs as a percentage of net revenue partially offset by an increase in the provision for doubtful accounts as a percentage of net revenues in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $21.4 million, or 7.3% to $316.2 million for the three months ended March 31, 2013 from $294.8 million in the three months ended March 31, 2012. Revenues for the home infusion therapy segment increased to 51.4% of total revenue in the three months ended March 31, 2013 from 49.5% in the three months ended March 31, 2012.

The home infusion therapy segment involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. The growth in home infusion therapy revenue resulted primarily from an increase in the overall volume of specialty drugs.

EBIT for the home infusion therapy segment in the three months ended March 31, 2013 was $31.5 million compared to $30.1 million in the three months ended March 31, 2012. EBIT was 10.0% of segment net revenues in the three months ended March 31, 2013 compared to 10.2% of segment net revenues in the three months ended March 31, 2012. The decrease in EBIT as a percentage of net segment revenues for the three months ended March 31, 2012 to the three months ended March 31, 2013 is 0.7% and is primarily due to an increase in the provision for doubtful accounts as a percentage of segment net revenues in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, partially offset by an increase in the gross profit margin as a percentage of segment net revenues and a decrease in sales, distribution and administrative costs as a percentage of net revenues in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

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

The following table provides a reconciliation from net loss to EBIT:

(in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net loss	$(1,893)	$(19,607)
Interest expense, net	33,702	32,815
Income tax expense (benefit)	254	898

EBIT	$32,063	$14,106

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

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

(in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net cash provided by operating activities	$27,419	$17,856
Net cash used in investing activities	(25,902)	(33,352)
Net cash (used in) provided by financing activities	(13,074)	9,914

Net decrease in cash and equivalents	(11,557)	(5,582)
Cash and equivalents at beginning of period	27,080	29,096

Cash and equivalents at end of period	$15,523	$23,514

In the three months ended March 31, 2013, our free cash flow was $1.5 million. For the three months ended March 31, 2012 our free cash flow was $(15.4) million. See discussion below on changes in the components of free cash flow; net cash provided by operations and purchases of patient service equipment and property, equipment and improvements. Free cash flow is a financial measure which is not calculated in accordance with GAAP. Free cash flow is defined as cash provided by operating activities less purchases of patient service equipment and property, equipment and improvements, net of proceeds from the sale of patient service equipment and other exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with GAAP. Further, free cash flow may not be comparable to similarly titled measures used by other companies.

A table reconciling free cash flow to net cash provided by operating activities is presented below:

(in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Reconciliation — Free Cash Flow:
Net loss	$(1,893)	$(19,607)
Non-cash items	49,126	39,636
Change in operating assets and liabilities	(19,814)	(2,173)

Net cash provided by operating activities	27,419	17,856
Less: Purchases of patient service equipment, property, equipment and improvements net of proceeds from sale of patient service equipment and other	(25,902)	(33,258)

Free cash flow	$1,517	$(15,402)

The Three Months Ended March 31, 2013 Results Compared to the Three Months Ended March 31, 2012

Net cash provided by operating activities in the three months ended March 31, 2013 was $27.4 million compared to $17.9 million in the three months ended March 31, 2012, an increase of $9.6 million. The increase in net cash provided by operating activities resulted from a $27.2 million increase in the provision of cash from net income and non-cash items to a $47.2 million provision in 2013 from a $20.0 provision in 2012, partially offset by a $17.6 million increase in cash used related to the change in operating assets and liabilities to a $19.8 million use of cash in 2013 from a $2.2 million use of cash in 2012.

The $17.6 million increase in cash used by the change in operating assets and liabilities consisted primarily of the following:

•

$21.4 million increase in cash used by accounts payable to a $6.4 million use of cash in the three months ended March 31, 2013 from a $15.1 million provision of cash in the three months ended March 31, 2012. The increase was primarily due to the timing of payments on invoices.

•

$5.5 million increase in cash used by prepaid expenses and other assets to a $8.0 million use of cash in the three months ended March 31, 2013 from a $2.6 million use of cash in the three months ended March 31, 2012. The increase was primarily due to the prepayment of our sponsor management fee.

Offset by:

•

$8.5 million decrease in cash used by accounts receivable to a $28.6 million use of cash in the three months ended March 31, 2013 from a $37.1 million use of cash in the three months ended March 31, 2012. The decrease was primarily due to our continuing focus on improvement of our billing and collections function.

Net cash used in investing activities in the three months ended March 31, 2013 was $25.9 million, compared to $33.4 million in the three months ended March 31, 2012. The primary use of funds in 2013 was $36.9 million to purchase patient service equipment and property equipment and improvements; $29.5 million related to patient service equipment to support revenue growth; and $7.4 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. This was partially offset by proceeds from the sale of patient service equipment and other of $11.0 million. The primary use of funds in 2012 was $44.8 million to purchase patient service equipment and property equipment and improvements; $36.0 million related to patient service equipment; and $8.8 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. This was partially offset by proceeds from the sale of patient service equipment and other of $11.5 million.

In 2013, net cash used by financing activities in the three months ended March 31, 2013 was $13.1 million compared to $9.9 million provision of cash in the three months ended March 31, 2012. Cash used in financing activities in 2013 and 2012 primarily related to net borrowings on our ABL facility.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $410.3 million as of March 31, 2013 from $397.4 million at December 31, 2012. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the rolling average of total net revenues) were 51 days at March 31, 2013 and at December 31, 2012. The increase in accounts receivable is primarily due to an increase in patient pay accounts receivable due to the normal seasonality of patient deductibles and copays.

Accounts aged in excess of 180 days expressed as percentages of total receivables for certain major payor categories, and in total, are as follows:

	March 31, 2013	December 31, 2012
Total	20.6%	21.8%
Medicare	12.4%	17.2%
Medicaid	14.0%	15.7%
Patient self pay	28.2%	31.5%
Managed care/other	22.5%	22.5%

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $56.8 million at March 31, 2013 and December 31, 2012. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability.

Inventories and Patient Service Equipment. Inventories consist primarily of pharmaceuticals and disposable products used in conjunction with patient service equipment. Patient service equipment consists of respiratory and home medical equipment that is provided to in-home patients for the course of their care plan, normally on a rental basis, and subsequently returned to us for redistribution after cleaning and maintenance is performed. We maintain inventory and patient service equipment at levels we believe will provide for the needs of our patients.

Long-term Debt.

Series A-1 Notes and Series A-2 Notes. We issued the Series A-1 Notes and Series A-2 Notes in May 2009 and August 2009, respectively. On April 5, 2013, all Series A-1 Notes and $160.0 million of Series A-2 Notes were refinanced. See “Recent Developments.”

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

Substantially all of the Company’s 100%-owned subsidiaries (the “Guarantors”) jointly and severally, unconditionally guarantee the Series A-1 Notes and the Series A-2 Notes on a senior secured basis. The Guarantors also guarantee the Company’s ABL Facility.

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

The ABL Facility provides for revolving credit financing of up to $250.0 million, subject to borrowing base availability, with a maturity of the earlier of (a) five years and (b) 90 days prior to the earliest maturity of our outstanding Series A-1 Notes and Series A-

2 Notes, and includes both a letter of credit and swingline loan sub-facility. The borrowing base at any time is equal to the sum (subject to certain reserves and other adjustments) of (i) 85% of eligible receivables, (ii) the least of (a) 85% of eligible self-pay accounts, (b) 10% of the borrowing base, (c) $25,000,000 and (d) the aggregate amount of self-pay accounts collected within the previous 90 days, (iii) the lesser of (a) 85% of eligible accounts invoiced but unpaid for more than 180 days but less than 360 days and (b) 10% of eligible accounts invoiced but unpaid for 180 days or less and (iv) the lesser of (a) 85% of the net orderly liquidation value of eligible inventory and (b) $35.0 million.

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

As of March 31, 2013, there was $12.0 million outstanding under the ABL Facility, outstanding letters of credit totaled $23.6 million and additional availability under the ABL Facility, subject to the borrowing base, was $214.4 million. As of March 31, 2013, the available borrowing base did not constrain our ability to borrow the entire $214.4 million of available borrowing capacity under our ABL Facility. At March 31, 2013, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility. As of April 26, 2013, there was approximately $55.0 million outstanding under the ABL Facility. Under the terms of our ABL Facility, loans outstanding under the ABL Facility may be accelerated if any Series A-2 Notes remain outstanding on or after August 1, 2014.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA:

(in thousands)	Three Months Ended March 31, 2013	Twelve Months Ended March 31, 2013
Net loss(a)	$(1,893)	$(242,702)
Interest expense, net(b)	33,702	134,406
Income tax benefit	254	(131,549)
Depreciation and amortization	26,547	111,135
Non-cash impairment charges(c)	—	350,000
Non-cash items(d)	6,242	22,801
Costs incurred related to initiatives and non-recurring items(e)	4,493	30,735
Other adjustments (f)	1,749	6,996
Projected cost savings and synergies(g)	1,086	5,328

Adjusted EBITDA	$72,180	$287,150

(a)	Net loss for the twelve months ended March 31, 2013 reflects the following non-cash impairment charges based on the results of our 2012 annual impairment testing and the tax impact associated with the impairment charge:
(i)	Trade name impairment of $350.0 million, $270.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million which relates to the home infusion therapy reporting unit; and
(ii)	Tax benefit of $131.6 million relating to the intangible impairment.

All of these items resulted in a $218.4 million increase in our net loss in the twelve months ended March 31, 2013.

Net loss for the twelve months ended March 31, 2013 consists of the following quarterly net loss amounts: $(12,736) for the three months ended June 30, 2012; $(175,711) for the three months ended September 30, 2012; $(52,362) for the three months ended December 31, 2012; and $(1,893) for the three months ended March 31, 2013.

(b)	Reflects $34.2 million of interest expense, net of $0.5 million of interest income for the three months ended March 31, 2013. Reflects $135.7 million of interest expense, net of $1.3 million of interest income for the twelve months ended March 31, 2013.
(c)	Reflects the $350.0 million non-cash impairment described in (a) above.
(d)	Non-cash items are comprised of the following:

(in thousands)	Three Months Ended March 31, 2013	Twelve Months Ended March 31, 2013
Profit interest units compensation expense	$1,321	$4,100
Loss on patient service equipment, disposition of assets and other(i)	4,921	18,701

Total non-cash items	$6,242	$22,801

(i)	Primarily represents the net book value of our patient service equipment upon sale, disposal or write-off, which is a non-cash expense included within cost of net revenues in our consolidated statements of operations.

(e)	Costs incurred related to initiatives and non-recurring items are comprised of the following:

(in thousands)	Three Months Ended March 31, 2013	Twelve Months Ended March 31, 2013
Costs and expenses related to initiatives(i)	$4,493	$27,329
Acquisition of Praxair assets(ii)	—	215
Executive severance and retention(iii)	—	5,513
Other(iv)	—	(2,322)

Total costs incurred related to initiatives and non-recurring items	$4,493	$30,735

(i)

Represents salaries and wages, severance, relocation consulting fees and other expenses for the three and twelve months ended March 31, 2013, primarily related to six projects: (1) professional fees related to certain corporate matters; (2) a new billing and collections system for our home infusion therapy business; (3) sales force and operations optimization; (4) the offshoring and subsequent onshoring of certain of our billing and collections functions; and (5) centralization of our admissions process for our home infusion therapy business.
(ii)	Represents costs related to the March 4, 2011 acquisition of Praxair assets.
(iii)	Represents executive severance and retention expense as a result of the Merger for the three and twelve months ended March 31, 2013.
(iv)	Represents a settlement related to a prior acquisition.

(f)	Other adjustment items primarily related to the sponsor management fee of $1.8 million and $7.0 million for the three and twelve months ended March 31, 2013.
(g)	Represents projected net cost savings and synergies to be realized in connection with acquisitions and cost saving, restructuring and other similar initiatives, primarily related to procurement savings.

Business Combinations and Asset Purchases. We periodically acquire complementary businesses. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Customer lists, favorable lease arrangements and patient referral sources are being amortized over the period of their expected benefit. During the three months ended March 31, 2013 and March 31, 2012, the Company purchased certain assets of a business for $0.0 million and $0.1 million, respectively.

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

Contractual Cash Obligations. The following table summarizes the long-term cash payment obligations to which we are contractually bound. The years presented below represent a 9-month period ending December 31, 2013 and 12-month periods in subsequent periods.

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Totals
Series A-1 Notes(5)	$—	$700	$—	$—	$700
Series A-2 Notes(5)	—	318	—	—	318
Amended ABL Facility(1)(2)	12	—	—	—	12
Interest Payments on Series A-1 Notes(3)(5)	79	79	—	—	158
Interest Payments on Series A-2 Notes(4)(5)	39	39	—	—	78
Fees on ABL Facility(2)(6)	2	1	—	—	3
Operating Leases	42	90	51	14	197
Capitalized Leases(9)	—	—	—	—	—
Purchase Obligations(7)	30	68	50	29	177
Unrecognized Tax Benefits(8)	—	—	—	—	—

Total Contractual Cash Obligations	$204	$1,295	$101	$43	$1,643

(1)	Borrowings under the Amended ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 1/2 of 1%, plus an applicable margin of 1.00% to 1.50% based on the average excess availability (currently 1.00%) or (b) a LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.00% to 2.50% based on average excess availability (currently 2.00%). The applicable margin for borrowings under our ABL Facility is subject to step ups and step downs based on average excess availability under the ABL Facility.
(2)	The actual amounts of interest and fee payments under the ABL Facility will ultimately depend on the amount of debt and letters of credit outstanding and the interest rates in effect during each period. We are also required to pay customary letter of credit fees equal to the applicable margin on LIBOR loans and certain agency fees.
(3)	Represents aggregate interest payments on $700.0 million of the Series A-1 Notes issued in May 2009 that is paid semi-annually in May and November. Interest payments on the Series A-1 Notes will total approximately $79 million annually until the Series A-1 Notes mature on November 1, 2014. The effective interest rate at September 30, 2012 was 11.25%.

(4)	Represents aggregate interest payments on $317.5 million of the Series A-2 Notes issued in August 2009 that is paid semi-annually in May and November. Interest payments on the Series A-2 Notes will total approximately $39 million annually until the Series A-2 Notes mature on November 1, 2014. The effective interest rate at September 30, 2012 was 12.375%.
(5)	On April 5, 2013, we entered into a senior secured credit agreement (“Credit Agreement”) and borrowed $900.0 million in aggregate principal amount of term loans from the lenders under this credit agreement. On April 5, 2013, we provided a notice of redemption for all of our outstanding Series A-1 Notes and an aggregate principal amount of $160.0 million of the outstanding Series A-2 Notes. Such redemptions are expected to occur on May 6, 2013. The impact of these financing transactions has not been reflected in the table above.
(6)	The fees payable on the Amended ABL Facility are based on an assumed fee for undrawn amounts of 0.50%, which represents the fees payable under the Amended ABL Facility assuming no borrowings or drawn letters of credit. We are required to pay a commitment fee on the Amended ABL Facility, in respect of the unutilized commitments there under, ranging from 0.375% to 0.50% per annum, which fee is determined based on the utilization of our Amended ABL Facility (increasing when utilization is low and decreasing when utilization is high). The fees also include an administrative fee which is paid quarterly.
(7)	The purchase obligations primarily relate to approximately $142 million we expect to pay under an agreement with Dell Services (formerly Perot Systems) and approximately $33 million we expect to pay under an agreement with Intelenet. However, if we terminated the agreements, the required obligation to vendors could be reduced to approximately $13.2 million for Dell Systems and $6.7 million for Intelenet.
(8)	Gross unrecognized tax benefits of $7.1 million are included within “Income Taxes Payable and Other Non-current Liabilities” in the total liabilities section of our March 31, 2013 consolidated balance sheet. The entire $7.1 million amount is not reflected in the contractual cash obligations table above since we cannot make a reliable estimate of the period in which cash payments will occur.
(9)	Less than $1 million.

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

At March 31, 2013, there was $12.0 million outstanding under our ABL Facility. As of April 26, 2013, there was approximately $55.0 million outstanding under the ABL Facility. The credit agreement governing the ABL Facility provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the credit agreement governing the ABL Facility. At March 31, 2013, any outstanding borrowings under the ABL Facility would have been tied to the Bank of America prime rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-term Debt.” In addition, on April 5, 2013, we borrowed $900.0 million in aggregate principal amount of term loans under the new senior secured credit agreement. Borrowings under the Credit Agreement bear interest at a fluctuating rate per annum equal to, at the Company’s option (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (c) the one month LIBOR Rate plus 1.00% (provided that in no event shall such base rate with respect to the initial Term Loans be less than 2.25% per annum), in each case plus an applicable margin of 4.50% or (ii) a LIBOR Rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the initial Term Loans be less than 1.25% per annum) plus an applicable margin of 5.50%.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as described below, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, management concluded that the following deficiency constituted a material weakness in our internal control over financial reporting as of December 31, 2012:

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

Subsequent to December 31, 2012, we have taken steps to expand the awareness of the relevant GAAP requirements by members of our personnel involved in the preparation and review of our financial statements. We believe these steps have improved the effectiveness of our internal control over financial reporting and have remediated the previously identified material weakness.

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

There are ongoing legislative and regulatory efforts to reduce or otherwise adversely affect Medicare and Medicaid reimbursement rates for products and services we provide. For example, the regulations implementing the mandates under the MMA, the DRA, MIPPA, the Reform Package and the Budget Control Act reduced the reimbursement for a number of products and services we provide and established or expanded a competitive bidding program for certain durable medical equipment under Medicare Part B. The Medicare DMEPOS competitive bidding program is intended to further reduce reimbursement for certain products and to decrease the number of companies permitted to serve Medicare beneficiaries. As an example, in July 2008, MIPPA was passed and included a delay to the competitive bidding program. In order to ensure that the delay would achieve the same level of savings projected for the DMEPOS competitive bidding program, Congress adopted a nationwide average payment reduction of 9.5% in the DMEPOS fee schedule for those product categories included in Round 1, effective January 1, 2009.

CMS was required to conduct the Round 1 Rebid and mandated certain changes for both the Round 1 Rebid and subsequent rounds of the program. Approximately $16.6 million of our net revenues for the year ended December 31, 2012 was generated by the products and CBAs included in the Round 1 Rebid, net of both the average price reduction of 32% as reported by CMS and volume fluctuations in the markets over the first two years of the three-year contract. When the additional products to be included in the more recent Round 1 Recompete process are accounted for, the same markets generated approximately $20.1 million in the year ended December 31, 2012. The Round 1 Recompete phase of the program takes effect in January 2014. Round 2 will include the majority of the same product categories as the Round 1 Rebid, but also include (i) a new product category including standard power wheelchairs and manual wheelchairs, (ii) Negative Pressure Wound Therapy, (iii) Support Surfaces (Group 2 mattresses and overlays) in all Round 2 markets and (iv) a national mail order competition for diabetic supplies. CMS announced the Single Payment Amounts (“SPAs”) for Round 2 on January 30, 2013, and began the contract offer process. On April 9, 2013 CMS announced the Round 2 contract suppliers. We were offered a significant number of contracts in Round 2 and estimate that approximately $122 million of our net revenues for the fiscal year ending December 31, 2012 are subject to Round 2 competitive bidding. CMS reported that the average payment reduction for Round 2 will be 45%. After applying the actual SPAs for each impacted CBA to Apria’s actual 2012 revenue for the product categories included in the bidding program, the Company estimates that the Round 2 revenue reduction is $57 million before any changes in volume are accounted for. The extent of the industry-wide competitive bidding reductions will likely have a profound effect on our competitors as well as ourselves.

In April 2012, CMS announced the timeline and product categories for the Round 1 Rebid Recompete. Bidding for this round included a deadline of December 14, 2012 by which to submit bids and CMS is targeting the Spring of 2013 to announce the SPAs for this round. The new rates for this round are scheduled to take effect on January 1, 2014. We cannot estimate the impact of Round 1 Recompete’s new rates on our business until the government publishes the results of that bidding round. The Reform Package also made changes to the competitive bidding program and gave the Secretary of Health and Human Services the authority to apply competitive bid pricing to non-bid areas after a rulemaking process, effective in 2016. At this time, we cannot quantify what negative impact, if any, future program revisions will have upon our revenue or operations, but such impact would likely be material.

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

Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states, which could further strain state budgets and therefore result in additional policy changes or rate reductions. In June 2012, the United States Supreme Court upheld the Reform Package provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations can only lose the new federal Medicaid funding included in the Reform Package but cannot lose their eligibility for existing federal Medicaid matching payments. In addition, changes to the federal regulations pertaining to prescription drug pricing may also impact the Medicare and Medicaid reimbursement available to us. The President’s 2013 and 2014 fiscal budget proposals would limit the state Medicaid reimbursement levels for certain durable medical equipment services and products to Medicare reimbursement rates for the same products and services in the same state, including those impacted by the Medicare DMEPOS competitive bidding program. In view of the Supreme Court decision, some states have announced plans to reduce their Medicaid enrollments, which may have a negative impact on our revenues. We cannot currently predict the adverse impact, if any, that any such changes to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether other states will consider similar or other reimbursement reductions or whether any such changes could have a material adverse effect on our results of operations, cash flow and capital resources.

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

There are various provisions in the Reform Package that impact our business. For example, the Reform Package requires certain pharmaceutical and medical device manufacturers to pay an excise tax to the government, which may, in turn, increase our costs for these products. However, new legislation aimed at repealing the medical device excise tax, the “Protect Medical Innovation Act of 2013”, was introduced in the House in February 2013 and has been referred to the House Ways and Means Committee. The Reform Package also provides for cuts in some Medicare payments made to certain providers and substantial cuts to Medicare Advantage plans, through which we contract to provide services to Medicare beneficiaries. Also included in the Reform Package are (i) an expansion of the Recovery Audit Contractor Program, (ii) certain fraud and abuse prevention measures and (iii) expanded regulatory authority concerning the types of conduct that can result in additional fines and penalties for those healthcare providers who do not comply with applicable laws and regulations. Furthermore, the Reform Package grants the Secretary of Health and Human Services authority to set a date by which certain providers and suppliers will be required to establish a compliance program.

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

Also, the number of the uninsured in the United States has had an impact on certain healthcare services and products that may be more discretionary in nature. This has resulted in a slowing down of certain growth rates due to the patients’ more limited ability to pay the associated out-of-pocket fees. This could continue as the number of uninsured persons remains high even after the Reform Package becomes more fully implemented.

We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us.

As a result of continuing reductions in payor reimbursement, we, like many other healthcare companies, are making substantial efforts to reduce our costs in providing healthcare services and products. Many managed care organizations and insurers also regularly attempt to seek reductions in the prices at which we provide services to them and their patients. Some managed care organizations and insurers also propose to limit coverage for our products and services and implement onerous payment rules, policies, administrative burdens, audits and other requirements that adversely impact our reimbursement and increase our costs of providing services and products. In addition to this increasing pressure to reduce costs, the use by managed care payors of benefit managers and other intermediaries is also increasing and may adversely impact us, including for example by imposing of burdensome reimbursement or utilization management policies we must comply with and adverse changes in our participation status with managed care organizations and insurers. We have a large number of contractual arrangements with managed care organizations and other parties, which represented approximately 71% and 70% of our total net revenues for the three months ended March 31, 2013 and 2012, respectively, and we expect that we will continue to enter into more of these contractual arrangements. Many of these contracts allow, usually after due notice, for payors to alter their payment policies (or newly enforced policies that were previously enacted). We could be materially adversely affected by adverse payment policy practices. Also, the Reform Package significantly reduces the government’s payment rates to Medicare Advantage plans. Other provisions impose minimum medical-loss ratios, state and federal premium review procedures and benefit requirements on insurers. Mandatory sequestration and its associated price reductions will accelerate the risk of further pricing pressure on managed care payors and on us. These public policy changes have unpredictable effects on the insurance industry on which we rely. There can be no assurance that we will retain or obtain Medicare Advantage or other such managed care contracts or that such plans will not attempt to further reduce the rates they pay to providers. In addition, if we are unable to successfully reduce our costs, we may be unable to continue to provide services directly to patients of certain payors or through these contractual arrangements. This would have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

The segment of the healthcare market in which we operate is highly competitive. In each of our service lines, there are a number of national providers and numerous regional and local providers. Other types of healthcare providers, including individual hospitals and hospital systems, home health agencies, health maintenance organizations and certain retailers, have entered and may continue to enter the market to compete with our various service lines. With access to significantly greater financial and market resources than what is available to us, some of these competitors may be better positioned to compete in the market. This may increase pricing pressure and limit our ability to maintain or increase our market share and may have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Non-Compliance With Laws and Regulations Applicable to Our Business and Future Changes in or Interpretations of Those Laws and Regulations Could Have a Material Adverse Effect on Us.

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and payment, substantiation and record-keeping requirements. Examples of such documentation requirements are contained in the DME MAC supplier manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. DME MAC medical directors, CMS staff and government auditors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain such documentation from other healthcare providers. Also, auditors’ interpretations of these policies are inconsistent and subject to individual interpretations leading to high supplier and industry error rates. In 2012 and early 2013, DME MACs continued to conduct significant pre-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for CPAP claims have ranged from 30% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies as the primary reason for claim denials. In addition, certain states have established unique documentation requirements concerning direct patient care activities provided by DME suppliers’ staff. In the absence of such documentation, the state may request a refund or impose sanctions such as fines. If these or other challenging positions continue to be adopted by auditors, DME MACs, states, CMS or its contractors in administering the Medicare program, we have the right to contest these positions as being contrary to law. Such appeal processes may be protracted and costly, even when the initial determinations are overturned. If these interpretations of the documentation requirements are ultimately upheld, it could result in our making significant refunds and other payments to Medicare and/or Medicaid and our future revenues from Medicare and/or Medicaid would likely be reduced. We cannot currently predict the adverse impact, if any, that these new, more onerous interpretations of the Medicare and/or Medicaid documentation requirements, or revised internal operational policies to address them, might have on our relationships with referral sources, operations, cash flow and capital resources, but such impact could be material.

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

Current law, including the recent Reform Package and an executive order signed by the President, provides for a significant expansion of the government’s auditing and oversight of suppliers who care for patients covered by various government healthcare programs. Examples of this expansion include audit programs being implemented by the DME MACs, the Zone Program Integrity Contractors (“ZPICs”), the Recovery Audit Contractors (“RACs”) and the Comprehensive Error Rate Testing contractors (“CERTs”) operating under the direction of CMS. We work cooperatively with these auditors and have long maintained a process for centrally tracking and managing our responses to their audit requests. However, unlike other government programs that are subject to a formal rulemaking process, there are only limited publicly-available guidelines and methodologies for determining errors or for providing clear and timely communications to DMEPOS suppliers in connection with these types of audits. As a result, there is significant lack of clarity regarding the authority of the auditors, their expectations for document production requested during audits and the methodology for determining errors and calculating error rates.

Along with other healthcare providers and suppliers, we have been subject to a significant increase in the number of audits conducted under these new programs. Many of these audits have ascribed error rates to our audited locations that are significantly higher than we, and others in the industry, have experienced in the past. In some cases, these high error rates appear to be based on the auditors’ incomplete or erroneous review of our submitted documentation, our inability to retrieve physician or hospital documentation from their records, the auditors’ enforcement of requirements for documentation for patients begun on service during a time period when lesser levels of documentation were accepted practice, or unclear scoring methodologies used by the auditors, among other factors. In other instances, high error rates have resulted from the auditors’ use of more stringent or brand-new interpretations of the types of medical necessity documentation required for CMS to pay for the services we provide. We have appealed the results of certain of these audits and made changes to our operating policies and procedures, but cannot predict the ultimate impact that the government’s expanded and more stringent auditing, or our policies, may have on our business, financial conditions or results of operations.

We have been informed by these auditors that other healthcare providers and all suppliers of certain DMEPOS product categories are expected to experience further increased scrutiny from these audit programs. When a government auditor ascribes a high error rate to one or more of our locations, it generally results in a protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from referral sources than has historically been required. It may also result in additional audit activity in other locations of ours in that state or DME MAC jurisdiction. Our error rate, aggregated with other DMEPOS suppliers in the industry, is then reported to Medicare contractors and Congress. According to the CERT contractors utilizing the more stringent interpretations of the medical necessity documentation requirements, the DMEPOS industry error rate increased in recent years, from 51.9% in 2009 to 66% in 2012. Further, DME MACs have continued to conduct extensive pre-payment reviews across the DME industry and, for example, have found that error rates for CPAP claims have ranged from 30% to 80%. We cannot currently predict the adverse impact, if any, these new audits, methodologies and interpretations might have on our operations, cash flow and capital resources, but such adverse impact could be material.

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

We launched a substantial multi-year cost reduction plan in late 2007 across a number of identified initiatives realizing approximately $202.8 million in annualized pre-tax savings through March 31, 2013. As of March 31, 2013 we have approximately $5.3 million of projected costs savings and synergies remaining. Because of the ongoing reimbursement pressures on our industry, we plan to implement additional changes in our operating model to further reduce our costs. Projected cost savings associated with our future initiatives are subject to a variety of risks, including:

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

Our Failure to Maintain Accreditation Could Impact Our Operations.

Accreditation is required by most of our managed care payors and became a mandatory requirement for all Medicare DMEPOS providers effective October 1, 2009. In June 2010, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission, and the Commission renewed our accreditation for another three years. The Company is currently undergoing the next triennial survey cycle and expects to complete the cycle by June 1, 2013 resulting in a renewal for another three years. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. We have more than 24 years of continuous accreditation by The Joint Commission—longer than any other homecare provider. If we or any of our branches lose accreditation, or if any of our new branches are unable to become accredited, our failure to maintain accreditation or become accredited could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Political and Economic Conditions and the Financial Turmoil in the United States and Global Capital and Credit Markets As Well As Significant Global or Regional Developments Such As Economic and Political Events, International Conflicts, Natural Disasters That are Out of Our Control and the Ongoing Number of the Uninsured Could Adversely Affect Our Revenue and Results of Operations and Overall Financial Growth and Could Have a Material Adverse Effect on Us.

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

The Budget Control Act of 2011 authorized increases in the United State’s debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Committee, a bipartisan committee consisting of twelve Members of Congress instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012—2021. Because Congress and the President failed to enact legislation reducing the deficit by at least $1.2 trillion over the ten-year period of fiscal years 2012 – 2021 by the January 15, 2012 deadline, automatic spending reductions in fiscal years 2013 – 2021 through sequestration, the required cancellation of budgetary resources, has been triggered. Under sequestration, certain federal programs are protected, including Medicaid. However, effective

April 1, 2013, sequestration has caused payments to Medicare providers and suppliers to be reduced by 2%. It is unclear how long these reductions will be in effect. These reductions, along with any further reductions in provider and supplier reimbursement rates under federal healthcare programs, could have a material adverse effect on our financial condition and results of operations.

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

The home respiratory/home medical equipment and home infusion therapy markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. We believe that the primary competitive factors are quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of our competitors may now or in the future have greater financial or marketing resources than we do. In addition, in certain markets, competitors may have more effective sales and marketing activities. Our largest national home respiratory/home medical equipment provider competitors are American HomePatient, Inc., Lincare Holdings, Inc. and Rotech Healthcare Inc. Our largest competitors in the home infusion therapy service market are Walgreens Home Care, Medco/Express Scripts and Bioscript. The rest of the homecare market in the United States consists of several medium-size competitors, as well as numerous small (under $3.5 million in annual revenues) local operations. There are relatively few barriers to entry in local home healthcare markets. Hospitals and health systems are routinely seeking to provide coverage and better control of post acute healthcare services, including homecare services of the types we provide. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value based purchasing and other payment systems. For example, the Reform Package introduced various new payment and delivery system models, including Accountable Care Organizations (“ACOs”). ACOs can share in savings, assuming certain quality metrics are met or exceeded. The shared savings feature in ACOs causes them to reduce the amount of services they refer to us. ACOs may be formed by a variety of providers and/or suppliers, including hospitals and health systems, as well as home respiratory, home medical equipment and home infusion therapy service providers. Although participation in an ACO is voluntary, participation by our competitors in an ACO in certain markets may force us to participate as well or face a loss of business from ACO participants who are unwilling to refer to non-ACO participants. Even when we do participate, we may lose business if we do not meet the quality metrics that ACOs must earn to share in any savings they achieve. Moreover, commensurate with the formation of an ACO, physicians and/or hospitals may decide to provide home healthcare services through a newly developed capacity owned and/or controlled by themselves in a vertically integrated model. Similar programs may be adopted by other governmental, state and commercial payors, and we cannot predict the impact, if any, of such new models on our business. In addition, some managed care payors are developing their own pharmacy benefit managers (“PBMs”) or are expanding their contractual relationships with PBMs, and those PBMs then expand their scope of services into new areas such as specialty infusion and compete with us. We cannot assure you that these and other industry changes and the competitive nature of the homecare environment will not adversely affect our revenues and our business.

Our Business Operations are Labor Intensive. Difficulty Hiring Enough Additional Management and Other Employees, Increasing Costs of Compensation or Employee Benefits, and the Potential Impact of Unionization and Organizing Activities Could Have an Adverse Effect on Our Costs and Results of Operations.

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other employees. One of our largest costs is in the payment of salaries and benefits to our approximately 13,200 employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates among certain employee groups. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely be adversely affected. The Reform Package may materially increase our cost of providing health benefits to our employees and their dependents. In addition, union organizing activities have occurred in the past and may occur in the future, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

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

We currently rely on a relatively small number of suppliers to provide us with the majority of our patient service equipment, pharmaceuticals and supplies. Many pharmaceuticals we procure have supply limitations and are subject to supply disruptions. Our inability to procure certain pharmaceuticals including maintaining and renewing certain agreements and access arrangements could have a materially adverse effect on our results of operations. We often use pharmaceutical and other suppliers selectively for quality and cost reasons. If we select against a certain pharmaceutical manufacturer or supplier we may still be dependent on them for some products. However we face a risk that they would terminate or raise prices where we are dependent on them. Significant price increases, or disruptions in the ability to obtain such equipment, pharmaceuticals and supplies from existing suppliers, may force us to use alternative suppliers. Additionally, the Reform Package calls for significant new excise taxes to be imposed on manufacturers of certain medical equipment and pharmaceuticals — taxes which they could attempt to pass on to customers such as us. However, new legislation aimed at repealing the medical device excise tax, the “Protect Medical Innovation Act of 2013”, was introduced in the House in February 2013 and has been referred to the House Ways and Means Committee. Such manufacturers may be forced to make other changes to their products or manufacturing processes that are unacceptable to us, resulting in our desire to change suppliers. Any change in suppliers we use could cause delays in the delivery of such products and possible losses in revenue, which could adversely affect our results of operations. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If we cannot obtain the patient service equipment, pharmaceuticals and supplies we currently use, or alternatives at similar or favorable prices, our ability to provide such products may be severely impacted, which could have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

We Previously Identified a Material Weakness in Our Internal Controls Over Financial Reporting. If We Do Not Maintain Effective Internal Controls Over Financial Reporting, We Could Fail to Accurately Report Our Financial Results.

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we disclosed that management had identified a material weakness in our internal control over financial reporting as of December 31, 2012. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency or a combination of deficiencies in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. We did not effectively design and perform control activities to prevent or detect material misstatements that might exist in our presentation of cash receipts from the sale of patient service equipment on the consolidated statement of cash flows. In light of this material weakness in internal control over financial reporting, we also concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

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

Risks Relating to Our Indebtedness

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us From Fulfilling Our Obligations Under our Indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of March 31, 2013, we had approximately $1,029.6 million of total debt outstanding. Subject to the limits contained in the credit agreement governing our ABL Facility, the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Our Variable Rate Indebtedness Subjects Us to Interest Rate Risk, Which Could Cause Our Indebtedness Service Obligations to Increase Significantly.

Borrowings under our ABL Facility and our new senior secured credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

Under the terms of our ABL Facility, loans outstanding under the ABL Facility may be accelerated if any Series A-2 Notes remain outstanding on or after August 1, 2014. In addition, under the terms of our new senior secured credit agreement, outstanding loans thereunder may be similarly accelerated if more than $75.0 million of the Series A-2 Notes remain outstanding on or after September 2, 2014. If we are unable to repay or refinance the necessary amount of outstanding Series A-2 Notes prior to such dates, it may result in an acceleration of outstanding indebtedness under our ABL Facility and/or our new senior secured credit agreement, which may have a material adverse effect on our business, liquidity or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Apria Healthcare Group Inc., incorporated by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

3.2	Amended and Restated Bylaws of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

10.1	Revised Compensation Agreement, dated as of February 19, 2013, between Peter A. Reynolds and Apria Healthcare Group Inc., incorporated by reference from Exhibit 10.40 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 11, 2013.

31.1*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) by Chief Executive Officer.

31.2*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) by Principal Financial Officer.

32.1**	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2**	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Principal Financial Officer.

99.1*	Section 13(r) Disclosure

101*	The following materials from Apria Healthcare Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRIA HEALTHCARE GROUP INC.

Date: May 1, 2013	By:	/S/ JOHN G. FIGUEROA
John G. Figueroa
Chairman of the Board of Directors and Chief Executive Officer

Date: May 1, 2013	By:	/S/ PETER A. REYNOLDS
Peter A. Reynolds
Principal Financial Officer and Chief Accounting Officer