Form 10-Q
period 2013-06-30
APRIA HEALTHCARE GROUP INC
filed 2013-08-09
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 5, 2013, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements. You should understand that various important factors, in addition to those discussed elsewhere in this quarterly report on Form 10-Q, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements. Examples of such factors include the following:

•	trends and developments affecting the collectability of accounts receivable;

•	government legislative and budget developments that could continue to affect reimbursement levels;

•	potential reductions in reimbursement rates by government and third-party payors;

•	the effectiveness of our operating systems and controls, systems implementation risks;

•	healthcare reform and the effect of federal and state healthcare regulations;

•	economic and political events, international conflicts and natural disasters;

•	risks associated with our indebtedness;

•	risks associated with our reorganization plans;

•	acquisition-related risks; and

•	the items discussed under “Risk Factors” in this quarterly report on Form 10-Q.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this report, unless otherwise noted or the context otherwise requires, references to “Company,” “we,” “us,” and “our” are to Apria Healthcare Group Inc., a Delaware corporation, and its subsidiaries; references to “Apria” and the “Issuer” are to Apria Healthcare Group Inc., exclusive of its subsidiaries; references to “Merger Sub” are to Sky Merger Sub Corporation, a Delaware corporation; references to “Holdings” are to Apria Holdings LLC, a Delaware limited liability company, exclusive of its subsidiaries; references to “Sky LLC” or “Buyer” are to “Sky Acquisition LLC”, a Delaware limited liability company, exclusive of its subsidiaries; references to “Blackstone” and the “Sponsor” are to Blackstone Capital Partners V L.P.; references to the “Investor Group” are, collectively, to Blackstone and certain funds affiliated with Blackstone, Dr. Norman C. Payson and certain members of our management; and references to “home medical equipment,” “durable medical equipment” and “DME” are used synonymously. On October 28, 2008, the Company was acquired by private investment funds affiliated with the Sponsor via a merger of the Merger Sub with and into Apria (the “Merger”), with Apria being the surviving corporation following the Merger. As a result of the Merger, the Investment Group beneficially owns all of Apria’s issued and outstanding common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,853	$27,080
Accounts receivable, less allowance for doubtful accounts of $58,539 and $53,017 at June 30, 2013 and December 31, 2012, respectively	333,997	344,421
Inventories	73,019	68,075
Deferred expenses	3,409	3,798
Prepaid expenses and other current assets	21,455	16,890

TOTAL CURRENT ASSETS	447,733	460,264
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $191,107 and $185,774 at June 30, 2013 and December 31, 2012, respectively	191,596	186,460
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	73,631	76,823
GOODWILL	258,725	258,725
INTANGIBLE ASSETS, NET	133,409	133,781
DEFERRED DEBT ISSUANCE COSTS, NET	15,187	30,207
OTHER ASSETS	29,253	26,448

TOTAL ASSETS	$1,149,534	$1,172,708

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$146,270	$157,530
Accrued payroll and related taxes and benefits	62,091	70,547
Deferred income taxes	1,310	986
Other accrued liabilities	69,666	74,464
Deferred revenue	27,153	27,785
Current portion of long-term debt	39,086	25,195

TOTAL CURRENT LIABILITIES	345,576	356,507
LONG-TERM DEBT, net of current portion	1,039,752	1,017,515
DEFERRED INCOME TAXES	68,997	68,907
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	61,880	61,203

TOTAL LIABILITIES	1,516,205	1,504,132
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value: 1,000 shares authorized; 100 shares issued at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	697,955	695,211
Accumulated deficit	(1,064,626)	(1,026,635)

TOTAL STOCKHOLDERS’ DEFICIT	(366,671)	(331,424)

	$1,149,534	$1,172,708

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net revenues:
Fee-for-service arrangements	$575,299	$561,447	$1,144,819	$1,113,063
Capitation	45,324	46,225	90,559	90,322

TOTAL NET REVENUES	620,623	607,672	1,235,378	1,203,385

Costs and expenses:
Cost of net revenues:
Product and supply costs	230,149	214,136	450,903	421,548
Patient service equipment depreciation	22,690	20,386	42,148	41,082
Home respiratory therapy services	5,739	7,018	11,388	14,307
Nursing services	10,306	10,709	20,259	21,932
Other	4,436	3,948	8,844	8,994

TOTAL COST OF NET REVENUES	273,320	256,197	533,542	507,863
Provision for doubtful accounts	13,092	20,790	36,227	32,648
Selling, distribution and administrative	293,455	308,837	592,604	626,259
Amortization of intangible assets	186	483	372	1,144

TOTAL COSTS AND EXPENSES	580,053	586,307	1,162,745	1,167,914

OPERATING INCOME	40,570	21,365	72,633	35,471
Interest expense	32,177	33,878	66,389	67,395
Loss on early retirement of debt	44,221	—	44,221	—
Interest income and other	(643)	(69)	(1,153)	(771)

LOSS BEFORE TAXES	(35,185)	(12,444)	(36,824)	(31,153)
Income tax expense	913	292	1,167	1,190

NET LOSS	$(36,098)	$(12,736)	$(37,991)	$(32,343)

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
		(As Restated – See Note 2)
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(37,991)	$(32,343)
Items included in net loss not requiring cash:
Provision for doubtful accounts	36,227	32,648
Depreciation	56,078	57,082
Amortization of intangible assets	372	1,144
Amortization of deferred debt issuance costs	6,328	7,025
Deferred income taxes	413	275
Profit interest compensation	2,744	1,565
Gain on sale of patient service equipment and other	(10,184)	(12,146)
Loss on early retirement of debt	44,221	—
Changes in operating assets and liabilities, exclusive of effects of acquisitions
Accounts receivable	(25,804)	(58,787)
Inventories	(4,943)	(11,740)
Prepaid expenses and other assets	(7,371)	7,903
Accounts payable	(9,982)	8,772
Accrued payroll and related taxes and benefits	(8,456)	(7,826)
Income taxes payable	245	429
Deferred revenue, net of related expenses	(243)	70
Accrued expenses	(4,365)	4,450

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	37,289	(1,479)

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(70,450)	(85,113)
Proceeds from sale of patient service equipment and other	21,328	23,111
Cash paid for acquisitions	—	(121)

NET CASH USED IN INVESTING ACTIVITIES	(49,122)	(62,123)

FINANCING ACTIVITIES
Proceeds from ABL Facility	346,000	209,000
Payments on ABL Facility	(341,000)	(150,000)
Payments on Series A-1 Notes	(700,000)	—
Payments on Series A-2 Notes	(160,000)	—
Proceeds from Senior Secured Term Loan	900,000	—
Premium paid on early retirement of Series A-1 and A-2 Notes	(24,641)	—
Debt issuance costs on Senior Secured Term Loan	(10,628)	—
Payment of original issue discount associated with Senior Secured Term Loan	(9,000)	—
Payments on other long-term debt	(125)	(173)
Cash paid on profit interest units	—	(82)

NET CASH PROVIDED BY FINANCING ACTIVITIES	606	58,745

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,227)	(4,857)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,080	29,096

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,853	$24,239

SUPPLEMENTAL DISCLOSURES—See Note 5 for a discussion of cash paid for interest and loss on early retirement of debt. See Note 8 for a discussion of cash paid on income taxes.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases when paid. Unpaid purchases were $12.8 million and $13.3 million at June 30, 2013 and June 30, 2012, respectively.

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

Company Background: The Company operates in the home healthcare segment of the healthcare industry, providing a variety of high-quality clinical patient care management programs, related products and supplies as prescribed by a physician and/or authorized by a case manager as part of a care plan. Essentially all products and services offered by the Company are provided through the Company’s network of approximately 510 locations, which are located throughout the United States. The Company provides services and products in two operating segments: home respiratory therapy/home medical equipment and home infusion therapy. Each operating segment constitutes a separate reporting unit and within these two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including total parenteral nutrition (“TPN”), and enteral nutrition services. Both segments provide products and services in the home setting to patients and are primarily paid for by a third-party payor, such as Medicare, Medicaid, managed care or other third-party insurer. Sales for both segments are primarily derived from referral sources such as hospital discharge planners, medical groups or independent physicians.

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee-for-service/product arrangements for equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and under capitation arrangements with third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 7% of total net revenues for the three and six months ended June 30, 2013 and approximately 8% of total net revenues for the three and six months ended June 30, 2012. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to healthcare services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 23% and 6% of total net revenues for the three and six months ended June 30, 2013, and 23% and 6% for the three and six months ended June 30, 2012. No other third-party payor group represented more than 9% of the Company’s revenues.

Rental and sale revenues in the fee-for-service / product arrangement revenue line item were:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2013		2012		2013		2012
Rental	$165.4	28.8%	$163.9	29.2%	$334.1	29.2%	$330.6	29.7%
Sale	409.9	71.2	397.5	70.8	810.7	70.8	782.5	70.3

Total fee for service	$575.3	100.0%	$561.4	100.0%	$1,144.8	100.0%	$1,113.1	100.0%

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

Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $52.1 million at June 30, 2013 and $56.8 million at December 31, 2012. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Unbilled receivables can also be impacted by the transition of patients during the integration of acquisitions and overall revenue growth. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability.

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

Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Additions to capitalized internally developed software totaled $2.4 million and $2.1 million for the three months ended June 30, 2013 and 2012, respectively, and $4.4 million and $4.3 million for the six months ended June 30, 2013 and 2012, respectively.

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

Deferred Debt Issuance Costs: Capitalized debt issuance costs include those associated with the Company’s Senior Secured Term Loan, Series A-1 Notes, Series A-2 Notes and Asset Based Revolving Credit Facility (“ABL Facility”). Such costs are classified as non-current assets. Costs relating to the ABL Facility are being amortized through the maturity date of August 2014. Costs relating to the Series A-1 Notes and Series A-2 Notes are amortized from the issuance date through October 2014. Costs related to the Senior Secured Term Loan are amortized from the issuance date through the maturity date of March 2020. See Note 5—Long-term Debt.

Fair Value of Financial Instruments: The carrying value of debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair values of cash and cash equivalents, short-term investments, Senior Secured Term Loan and the Series A-2 Notes and are determined based upon “Level 1” inputs, consisting of quoted prices in active markets for identical items. The fair value of the Senior Secured Term Loan and Series A-2 Notes was $899.7 million and $159.8 million at June 30, 2013, respectively. The carrying amounts of cash and cash equivalents, accounts receivable, ABL Facility, trade payables and accrued expenses approximate fair value due to their short maturity.

Product and Supply Costs: Product and supply costs presented within cost of total net revenues are comprised primarily of the cost of supplies and equipment provided to patients, infusion drug costs and enteral product costs.

Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of total net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $7.2 million and $9.9 million in the three months ended June 30, 2013 and June 30, 2012, respectively, and $15.7 million and $19.9 million in the six months ended June 30, 2013 and June 30, 2012, respectively.

Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $44.6 million and $49.3 million in the three months ended June 30, 2013 and June 30, 2012, respectively, and $93.5 million and $99.3 million in the six months ended June 30, 2013 and June 30, 2012, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within selling and administrative expenses and may not be comparable to other companies.

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

Amounts accrued as current liabilities within other accrued liabilities are as follows:

(in thousands)	June 30, 2013	December 31, 2012
Workers’ compensation	$11,502	$10,927
Professional and general liability/vehicle	4,170	3,773
Medical insurance	4,975	6,608

Amounts accrued as long-term liabilities within income taxes payable and other non-current liabilities are as follows:

(in thousands)	June 30, 2013	December 31, 2012
Workers’ compensation	$33,997	$33,130
Professional and general liability/vehicle	7,838	8,565

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

Recent Accounting Pronouncements: In July 2013, the FASB issued a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently accessing the impacts of this new standard.

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

NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Historically, the Company accounted for cash receipts from the sale of patient service equipment in operating activities in its consolidated statements of cash flows. Subsequent to the issuance of the 2011 financial statements, the Company concluded that the cash receipts from the sale of patient service equipment should be recorded in investing activities on the Company’s consolidated statements of cash flows. Accordingly, the Company has restated its consolidated statements of cash flows for the six months ended June 30, 2012. The impact of the restatement decreased net cash provided by operating activities in the Company’s consolidated statements of cash flows by $23.0 million or 106.9% for the six months ended June 30, 2012. Additionally, net cash used in investing activities in the Company’s consolidated statements of cash flows decreased by $23.0 million or 27.0% in the six months ended June 30, 2012. There is no change to the total cash flows in the six months ended June 30, 2012.

The following tables show the impact of the restatement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS ITEMS

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

The restatement described above did not impact the Company’s consolidated statements of operations or total cash flows for six months ended June 30, 2012.

NOTE 3 — BUSINESS COMBINATIONS

The Company periodically acquires complementary businesses. The results of operations of the acquired companies are included in the accompanying condensed consolidated statements of operations from the dates of acquisition.

During the six months ended June 30, 2013 there were no acquisitions. During the six months ended June 30, 2012, the Company purchased certain assets and businesses for total consideration of $0.1 million.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill by segment are as follows:

(in thousands)	Home Infusion Therapy	Home Respiratory Therapy and Home Medical Equipment	Total
Balance, December 31, 2012	$258,725	$—	$258,725
Acquisitions	—	—	—

Balance, June 30, 2013	$258,725	$—	$258,725

The Company recorded a non-cash impairment charge of $350.0 million related to intangible assets in the year ended December 31, 2012, of which $270.0 million related to the home respiratory therapy/home medical equipment reporting unit and $80.0 million related to the enteral business, which is part of the home infusion therapy reporting unit.

Intangible assets consist of the following:

	June 30, 2013				December 31, 2012
(dollars in thousands)	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Intangible assets subject to amortization:
Capitated relationships	20.0	$4,400	$(1,424)	$2,976	$4,400	$(1,327)	—	$3,073
Payor relationships	20.0	11,000	(2,567)	8,433	11,000	(2,292)	—	8,708
Customer list	0.9	—	—	—	121	(121)	—	—

Subtotal		15,400	(3,991)	11,409	15,521	(3,740)	—	11,781
Intangible assets not subject to amortization:
Trade names		115,000	—	115,000	465,000	—	(350,000)	115,000
Accreditations with commissions		7,000	—	7,000	7,000	—	—	7,000

Subtotal		122,000	—	122,000	472,000	—	(350,000)	122,000

Total		$137,400	$(3,991)	$133,409	$487,521	$(3,740)	$(350,000)	$133,781

Amortization expense amounted to $0.4 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively. Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

Year Ending December 31,	(in thousands)
2013	$744
2014	744
2015	744
2016	744
2017	744
Thereafter	8,060

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	June 30, 2013	December 31, 2012
Series A-1 Notes	$—	$700,000
Series A-2 Notes	157,500	317,500
Senior Secured Term Loan	900,000	—
Unamortized original issue discount associated with Senior Secured Term Loan	(8,748)	—
Amended ABL Facility	30,000	25,000
Capital lease obligations	86	210

	1,078,838	1,042,710
Less: current maturities	(39,086)	(25,195)

	$1,039,752	$1,017,515

Senior Secured Term Loan. On April 5, 2013, the Company entered into a senior secured credit agreement (the “Senior Secured Term Loan”), among Apria, as borrower, Sky Acquisition LLC, as parent, the other guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, U.S. Bank National Association as collateral agent, certain other agents party thereto and a syndicate of financial institutions and institutional lenders.

On April 5, 2013, the Company borrowed $900.0 million in aggregate principal amount of term loans under the Senior Secured Term Loan. At the Company’s option, the Company may borrow additional term loans under the Senior Secured Term Loan, subject to certain customary conditions, including consent of the lenders providing such additional term loans, in an amount not to exceed $175.0 million, plus the aggregate principal amount of voluntary prepayments of term loans on or prior to such time, plus additional amounts subject to compliance on a pro forma basis with certain financial ratio tests.

Borrowings under the Senior Secured Term Loan bear interest at a fluctuating rate per annum equal to, at the Company’s option (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (c) the one month LIBOR Rate plus 1.00% (provided that in no event shall such base rate with respect to the initial Term Loans be less than 2.25% per annum), in each case plus an applicable margin of 4.50% or (ii) a LIBOR Rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the initial Term Loans be less than 1.25% per annum) plus an applicable margin of 5.50%.

The Senior Secured Term Loan will mature on April 5, 2020 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of term loans, with the balance payable on the final maturity date; provided that the Senior Secured Term Loan provides the right for individual lenders to agree to extend the maturity date of their outstanding term loans upon the Company’s request and without the consent of any other lender, subject to customary terms and conditions.

All the Company’s obligations under the Senior Secured Term Loan (i) are unconditionally guaranteed by the Company’s parent and substantially all of its existing and future, direct and indirect, wholly-owned domestic restricted subsidiaries and (ii) are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors.

The Senior Secured Term Loan is entitled to a priority of payment over the Series A-2 Notes in certain circumstances, including upon any acceleration of the obligations in respect of the Senior Secured Term Loan, the Series A-2 Notes or any bankruptcy or insolvency event or default with respect to Apria or any guarantor of the Senior Secured Term Loan and the Series A-2 Notes.

The Senior Secured Term Loan includes a financial maintenance covenant that prohibits the Company’s consolidated first priority net leverage ratio as of the last day of any test period of four consecutive fiscal quarters (commencing with the test period ending September 30, 2013) to exceed 5.50 to 1.00.

The Senior Secured Term Loan also includes customary negative covenants that, subject to certain exceptions, limit the Company’s ability and the ability of the Company’s parent and subsidiaries to, among other things: incur liens; make investments or loans; incur, assume or permit to exist additional indebtedness or guarantees; and pay dividends, make payments or redeem or repurchase capital stock.

Under the terms of the Senior Secured Term Loan, outstanding loans under the Senior Secured Term Loan may be accelerated if more than $75.0 million of the Series A-2 Notes remain outstanding on or after September 2, 2014.

The Company used proceeds from the borrowings under the Senior Secured Term Loan to: (i) redeem all of the Company’s outstanding 11.25% Senior Secured Notes due 2014 (Series A-1) (the “Series A-1 Notes”); (ii) redeem an aggregate principal amount of $160.0 million of the Company’s outstanding 12.375% Senior Secured Notes due 2014 (Series A-2) (the “Series A-2 Notes” and, together with the Series A-1 Notes, the “Notes”) and (iii) pay fees and expenses associated with the entering into the Senior Secured Term Loan and the redemption of the Notes.

In connection with the redemption of the Series A-1 Notes and a portion of the Series A-2 Notes, the Company paid $24.6 million of premiums to the holders of such Series A-1 Notes and Series A-2 Notes. In addition, the Company wrote-off $19.6 million of unamortized debt issuance costs related to the Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed. Such amounts are included in Loss on Early Retirement of Debt on the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2013.

Borrowings under the Senior Secured Term Loan were incurred with an original issue discount of $9.0 million. The Company incurred $10.6 million of debt issuance costs in connection with the Senior Secured Term Loan.

Series A-1 Notes and Series A-2 Notes. Series A-1 Notes and Series A-2 Notes were issued by us in May 2009 and August 2009, respectively. On April 5, 2013, all Series A-1 Notes and $160.0 million of Series A-2 Notes were refinanced using the proceeds of the Senior Secured Term Loan as described above. The Series A-1 Notes and the Series A-2 Notes bear interest at a rate equal to 11.25% per annum and 12.375% per annum, respectively. The indenture governing the Series A-1 Notes and the Series A-2 Notes, among other restrictions, limits our ability and the ability of its restricted subsidiaries to:

•	incur additional debt;

•	pay dividends and make other distributions;

•	make certain investments;

•	repurchase the Company stock;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of the Company’s subsidiaries to make dividends or other payments to us; and

•	transfer or sell assets.

Subject to certain exceptions, the indenture governing the Series A-2 Notes permits us and our restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness.

The remaining balance of the Series A-2 Notes will mature on November 1, 2014. On and after November 1, 2011, we may redeem the Series A-2 Notes, in whole or in part, at the redemption prices described below:

Series A-2 Notes	Percentage
November 1, 2012	103.094%
November 1, 2013 and thereafter	100.000%

Substantially all of the Company’s 100% owned subsidiaries (the “Guarantors”) jointly and severally, unconditionally guarantee the $900 million Senior Secured Term Loan and the $157.50 million Series A-2 Notes on a senior secured basis. The Guarantors also guarantee Apria’s ABL Facility.

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

The ABL Facility provides for revolving credit financing of up to $250.0 million, subject to borrowing base availability, with a maturity of the earlier of (a) five years and (b) 90 days prior to the earliest maturity of our outstanding Senior Secured Term Loan and Series A-2 Notes, and includes both a letter of credit and swingline loan sub-facility. The borrowing base at any time is equal to the sum (subject to certain reserves and other adjustments) of (i) 85% of eligible receivables, (ii) the least of (a) 85% of eligible self-pay accounts, (b) 10% of the borrowing base, (c) $25,000,000 and (d) the aggregate amount of self-pay accounts collected within the previous 90 days, (iii) the lesser of (a) 85% of eligible accounts invoiced but unpaid for more than 180 days but less than 360 days and (b) 10% of eligible accounts invoiced but unpaid for 180 days or less and (iv) the lesser of (a) 85% of the net orderly liquidation value of eligible inventory and (b) $35.0 million.

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

As of June 30, 2013, there was $30.0 million outstanding under the ABL Facility, outstanding letters of credit totaled $23.5 million and additional availability under the ABL Facility, subject to the borrowing base, was $196.5 million. As of June 30, 2013, the available borrowing base did not constrain our ability to borrow the entire $196.5 million available borrowing capacity under our ABL Facility. At June 30, 2013, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility. As of August 5, 2013, there was approximately $42.0 million outstanding under the ABL Facility.

Interest Paid. Interest paid on debt totaled $61.1 million and $59.8 million for the three months ended June 30, 2013 and 2012, respectively, and $61.8 and $60.4 million for the six months ended June 30, 2013 and 2012, respectively. In addition, the Company paid $24.6 million of premiums to the holders of such Series A-1 Notes and Series A-2 Notes in connection with the redemption of the Series A-1 Notes and a portion of the Series A-2 Notes for the three months ended June 30, 2013.

Loss on Early Retirement of Debt. The Company paid $24.6 million of premiums to the holders of the Series A-1 Notes and Series A-2 Notes in connection with the redemption of the Series A-1 Notes and a portion of the Series A-2 Notes for the three and six months ended June 30, 2013. In addition, the Company wrote-off $19.6 million of unamortized debt issuance costs related to the Series A-1 Notes and the portion of the Series A-2 Notes that were repaid for the three and six months ended June 30, 2013.

Maturities of long-term debt and the ABL Facility are as follows:

Year Ending December 31,	(in thousands)
2013	$34,586
2014	166,500
2015	9,000
2016	9,000
2017	9,000
Thereafter	859,500

$1,087,586

The Company and its major equity holders, including the Sponsor and its affiliates, may from time to time, depending upon market conditions, seek to refinance or repurchase our debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

NOTE 6 — STOCKHOLDERS’ DEFICIT

For the six months ended June 30, 2013, changes to stockholders’ deficit were comprised of the following amounts (in thousands):

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2012	$—	$695,211	$(1,026,635)	$(331,424)
Net loss	—	—	(37,991)	(37,991)
Profit interest compensation	—	2,744	—	2,744

Balance as of June 30, 2013	$—	$697,955	$(1,064,626)	$(366,671)

NOTE 7 — PROFIT INTEREST UNITS

Profit Interest Units. In November and December of 2008, BP Healthcare Holdings LLC (“BP Holdings”) and Sky LLC, parent entities of the Company affiliated with the Sponsor, granted equity units to the Company’s former Chief Executive Officer and the Company’s former Chief Financial Officer for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. In addition, in 2009, 2010 and 2011, Sky LLC (and following the Company’s reorganization in March 2010, Apria Holdings LLC) granted equity units to certain management employees for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. Profit interest units are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the employee’s requisite service period. These equity awards were issued in exchange for services to be performed.

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

The following table summarizes activity for profit interest units for the period December 31, 2012 to June 30, 2013:

Class B Units
Balance at December 31, 2012	42,527,683
Granted	—
Exercised	—
Forfeited	—

Balance at June 30, 2013	42,527,683

Vested units at June 30, 2013	33,693,994

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

On December 28, 2012, it was announced that Chris A. Karkenny, the Company’s Executive Vice President and Chief Financial Officer, would leave the Company effective as of December 31, 2012 to pursue other business opportunities. In connection with Mr. Karkenny’s termination of employment, the Board of Directors determined to amend his management unit subscription agreement to (1) provide that his performance-vesting Class B and Class C Units would not be forfeited as a result of his termination of employment and instead will remain eligible to vest if the performance conditions are satisfied prior to March 31, 2014 and (2) provide that his vested units can only be purchased by the Company during the period from March 31, 2014 to June 1, 2014. Mr. Karkenny forfeited 667,529 units, which were unvested time-vesting units on the date of his departure.

The following table summarizes activity for profit interest units for the period December 31, 2012 to June 30, 2013:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2012	500,000	6,007,758	2,225,096
Exercised	—	—	—
Forfeited	—	—	—

Balance at June 30, 2013	500,000	6,007,758	2,225,096

Vested units at June 30, 2013		3,782,284

There are no stated contractual lives for the A-2, B or C units.

Sky LLC (and following the Company’s reorganization in March 2010, Apria Holdings LLC) granted certain management employees 72,394,024 Class B units and 20,592,816 Class C units, all of which are subject to vesting terms based on either (i) continued service to Sky LLC or its subsidiaries or (ii) performance/market conditions.

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

Assumptions used were as follows:

	2010	2011	2012	2013
Expected Asset Volatility(1)	25.0%	25.0%	25.0%	30.0%
Risk Free Interest Rate(2)	2.39%	2.01%	0.83%	0.72%
Expected Life(3)	5.0 years	5.0 years	5.0 years	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2012 to June 30, 2013:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2012	1,075,000	42,852,564	11,078,113
Granted	—	6,530,175	2,176,724
Forfeited	—	(3,743,966)	(1,247,989)

Balance at June 30, 2013	1,075,000	45,638,773	12,006,848

Vested units at June 30, 2013		15,373,727

There are no stated contractual lives for the A-2, B or C units.

Pursuant to a reorganization the Company conducted in March 2010, units of Sky LLC were converted or exchanged into units of Apria Holdings LLC, its parent entity.

In October 2011, Apria Holdings LLC granted to Mike S. Zafirovski, a Board member, 5,030,651 Class B units, all of which are subject to vesting terms based on either (i) continued service or (ii) performance/market conditions.

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

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.01%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2012 to June 30, 2013:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2012	1,000,000	5,030,651	—
Granted	—	—	—

Balance at June 30, 2013	1,000,000	5,030,651	—

Vested units at June 30, 2013		558,956

In December 2012, BP Holdings and the new Chief Executive Officer and Chairman of the Board of Directors, John G. Figueroa, entered into a management unit subscription agreement pursuant to which Mr. Figueroa purchased 1,000,000 Class A-2 Units of Holdings at the price of $1.00 per unit. The Class A-2 Units purchased by Mr. Figueroa were fully vested when purchased and contain different economic terms than Holdings’ normal Class A-2 Units which will not entitle him to receive any value above $1.00 per Class A-2 Unit unless and until the cumulative value attributable to each of his Class A-2 Units exceeds $1.10, at which point the special Class A-2 Units will become entitled to receive $0.10 per unit and thereafter will become entitled to receive the same amount as other Class A-2 Units.

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

Assumptions used were as follows:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	0.83%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2012 to June 30, 2013:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2012	1,000,000	12,257,169	—
Granted	—	—	—
Forfeited	—	—	—

Balance at June 30, 2013	1,000,000	12,257,169	—

Vested units at June 30, 2013		—

In May 2013, Apria Holdings LLC granted a subsidiary’s board member 1,160,920 Class B units, all of which are subject to time vesting terms based on continued service. The Class B units vest based on continued service, with 10% vesting immediately, an additional 23 1/3% of the Class B units vesting on September 4, 2013, an additional 34 1/3% of the Class B units vesting on September 4, 2014 and an additional 32 1/3% of the Class B units vesting on September 4, 2015. These units will become fully vested on an accelerated basis upon a change in control while the director continues to provide services to the subsidiary. Any of these Class B units that are unvested on termination of the director’s services will be forfeited.

Assumptions used were as follows for the 2013 grants:

Expected Asset Volatility(1)	30.0%
Risk Free Interest Rate(2)	0.72%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units for the period December 31, 2012 to June 30, 2013:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2012	—	—	—
Granted	—	1,160,920	—

Balance at June 30, 2013	—	1,160,920	—

Vested units at June 30, 2013		116,092

Expense recorded related to profit interest units was $1.4 million and $0.7 million in each of the three months ended June 30, 2013 and 2012, respectively, and $2.7 million and $1.6 million in each of the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, total unrecognized profit interest compensation cost related to unvested profit interest units was $10.3 million, which is expected to be expensed over a weighted average period of 3.6 years. The total fair market value of shares vested was $1.3 million and $1.3 million in the three months ended June 30, 2013 and 2012, respectively, and $2.2 million and $2.4 million in the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes activity for all profit interest units for the period December 31, 2012 to June 30, 2013:

	Class A-2 Shares	Weighted- Average Grant Date Fair Value	Class B Units	Weighted- Average Grant Date Fair Value	Class C Units	Weighted- Average Grant Date Fair Value
Balance at December 31, 2012	3,575,000	0.81	108,675,825	0.37	13,303,209	0.21
Granted	—	—	7,691,095	0.38	2,176,724	0.21
Forfeited	—	—	(3,743,966)	0.38	(1,247,989)	0.23

Balance at June 30, 2013	3,575,000	0.81	112,622,954	0.37	14,231,944	0.21

NOTE 8 — INCOME TAXES

The Company’s effective tax rate was (2.6)% for the three months ended June 30, 2013, compared to (2.3)% for the three months ended June 30, 2012. The Company’s effective tax rate was (3.2)% for the six months ended June 30, 2013, compared to (3.8)% for the six months ended June 30, 2012. For the three and six months ended June 30, 2013 and 2012, the Company’s effective tax rate differed from federal and state statutory rates primarily due to the accrual of a valuation allowance against substantially all of the Company’s net deferred tax assets.

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

The Company increased its valuation allowance by $13.4 million to $251.9 million at June 30, 2013 from $238.5 million at December 31, 2012 to offset corresponding increases in its net deferred tax assets for the six months ended June 30, 2013. The Company increased its valuation allowance by $13.1 million to $251.9 million at June 30, 2013 from $238.8 million at March 31, 2013 to offset corresponding increases in its net deferred tax assets for the three months ended June 30, 2013.

The Company accounts for its tax uncertainties under generally accepted accounting principles. Accordingly, the Company is required to disclose certain information, within its interim financial statements, when material changes occur regarding its tax uncertainties. For the six months ended June 30, 2013, no material changes occurred with respect to the Company’s tax uncertainties which would require disclosure.

As of June 30, 2013, federal net operating loss (“NOLs”) carryforwards of approximately $467.9 million were available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during the Company’s calendar 2015 through 2033 tax years. A significant portion of these NOLs are subject to an annual utilization limitation as required by Section 382 of the Internal Revenue Code of 1986, as amended.

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

Net income tax payments made (and refunds received) for the six-month period ended June 30, 2013 and 2012 amounted to $0.7 million and $0.5 million, respectively.

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

Supplier Concentration: Currently, on a year to date basis, approximately 73.0% of purchases for patient service equipment and supplies are from five vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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

	Net Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$290,665	$303,428	$589,190	$604,326
Home Infusion Therapy	329,958	304,244	646,188	599,059

Total	$620,623	$607,672	$1,235,378	$1,203,385

	EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$44	$(10,733)	$628	$(26,733)
Home Infusion Therapy	40,526	32,098	72,005	62,204

Total	$40,570	$21,365	$72,633	$35,471

	Depreciation and Amortization
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$25,994	$24,617	$48,590	$49,582
Home Infusion Therapy	3,909	4,243	7,860	8,644

Total	$29,903	$28,860	$56,450	$58,226

The Company’s Chief Operating Decision Maker (“CODM”) does not review assets assigned to segments. Therefore, such items are not reflected in the table above.

Earnings before interest and taxes (“EBIT”). EBIT is the measure used by the Company’s management to measure operating performance. EBIT is defined as net income (loss) plus interest expense, loss on early retirement of debt and income taxes. EBIT is not a recognized term under Generally Accepted Accounting Principles (“GAAP”) and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The following table provides a reconciliation from net loss to EBIT:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Net loss	$(36,098)	$(12,736)	$(37,991)	$(32,343)
Interest expense, net (a)	31,534	33,809	65,236	66,624
Loss on early retirement of debt (b)	44,221	—	44,221	—
Income tax expense	913	292	1,167	1,190

EBIT	$40,570	$21,365	$72,633	$35,471

(a)	Reflects $32.2 million of interest expense, net of $0.6 million of interest income for the three months ended June 30, 2013. Reflects $33.9 million of interest expense, net of $0.1 million of interest income for the three months ended June 30, 2012. Reflects $66.4 million of interest expense, net of $1.2 million of interest income for the six months ended June 30, 2013. Reflects $67.4 million of interest expense, net of $0.8 million of interest income for the six months ended June 30, 2012
(b)	Reflects $24.6 million of premiums paid to the holders of the redeemed Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed for the three and six months ended June 30, 2013. Reflects $19.6 million of unamortized debt issuance costs related to the Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed in the three and six months ended June 30, 2013.

The Company allocates certain corporate expenses that are not directly attributable to a product line based upon Company metrics. The following table shows corporate costs allocated to each segment for the three and six months ended June 30, 2013 and June 30, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$33.6	$36.6	$63.8	$74.2
Home Infusion Therapy	$16.9	$12.8	$31.2	$25.4

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

At any time in connection with or in anticipation of a change of control of the Company, a sale of all or substantially all of the Company’s assets or an initial public offering of common equity of the Company or its successor, BMP may elect to receive, in consideration of BMP’s role in facilitating such transaction and in settlement of the termination of the services, a single lump sum cash payment equal to the then-present value of all then-current and future annual management fees payable under the transaction and management fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The transaction and management fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as the Company and BMP may mutually determine. The Company has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and management fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and management fee agreement. In accordance with the management agreement, the Company expensed $1.8 million for both the quarters ended June 30, 2013 and 2012.

Intelenet Agreement: In May 2009, the Company entered into a Master Services Agreement (“the Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company then-affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. In July 2011 an affiliate of the Sponsor, along with other shareholders of Intelenet, sold Intelenet to Serco Group PLC, an international services company. In April 2013, Intelenet was merged with and into an affiliate of Serco Group PLC, Serco BPO Private Limited (“Serco”). During the six months ended June 30, 2013 and June 30, 2012, the Company paid approximately $7.7 million and $8.4 million, respectively, to Intelenet and Serco. The Company continues to rely on Serco to perform certain administrative functions, but other administrative functions included in the original Intelenet Agreement are now incorporated into our internal Company-run customer care centers and branch operations staffed with our personnel.

Equity Healthcare Agreement: Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with our health benefit plans. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for Equity Healthcare’s services, the Company paid Equity Healthcare a fee of $2 per participating employee per month (the “PEPM” Fee”) until the parties entered into an amended agreement on December 22, 2011. Under the amendment, in consideration for Equity Healthcare’s services, the Company paid Equity Healthcare a PEPM fee of $2.25 or $2.50 in 2012, and will pay $2.35 or $2.60 in 2013, depending upon whether the Company’s employees are enrolled in a grandfathered or custom health benefit plan. As of June 30, 2013, the Company had approximately 6,900 employees enrolled in Equity Healthcare health benefit plans.

NOTE 12 — FINANCIAL GUARANTEES

The Company conducts substantially all of its business through its subsidiaries. Substantially all of the Company’s 100%-owned subsidiaries, jointly and severally, unconditionally guarantee the Senior Secured Term Loan and the Series A-2 Notes on a senior secured basis. The Guarantors also guarantee the Company’s ABL Facility. See also Note 5—Long-Term Debt.

The following condensed consolidating financial statements quantify the financial position as of June 30, 2013 and December 31, 2012, the operations for the three and six months ended June 30, 2013 and 2012, and the cash flows for the three months ended June 30, 2013 and 2012. These condensed consolidating financial statements present financial information for the parent issuer, the guarantor subsidiaries, the non-guarantor subsidiaries and consolidating adjustments, consisting of the entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

The financial information as presented below is based on estimates to bifurcate shared resources, costs and revenues between entities and such information may not be indicative of results, if separate financial statements were prepared for these subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2013

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,893	$(6,310)	$270	$—	$15,853
Accounts receivable less allowance for doubtful accounts	—	332,384	1,613	—	333,997
Inventories, net	—	72,544	475	—	73,019
Deferred expenses	—	3,409	—	—	3,409
Intercompany	243,728	1,026,981	—	(1,270,709)	—
Prepaid expenses and other current assets	1,069	20,374	12	—	21,455
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	976,690	1,449,382	2,370	(1,980,709)	447,733
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	191,593	3	—	191,596
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	37,058	36,418	155	—	73,631
GOODWILL	—	258,725	—	—	258,725
INTANGIBLE ASSETS, NET	50,000	83,409	—	—	133,409
DEFERRED DEBT ISSUANCE COSTS, NET	15,187	—	—	—	15,187
INVESTMENT IN SUBSIDIARIES	(251,215)	445,425	—	(194,210)	—
OTHER ASSETS	5,733	23,520	—	—	29,253

TOTAL ASSETS	$833,453	$2,488,472	$2,528	$(2,174,919)	$1,149,534

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$1,768	$144,253	$249	$—	$146,270
Accrued payroll and related taxes and benefits	7,583	54,359	149	—	62,091
Deferred income taxes current	6,685	(5,375)	—	—	1,310
Other accrued liabilities	18,131	51,329	206	—	69,666
Deferred revenue	—	27,153	—	—	27,153
Intercompany	93,457	1,177,252	—	(1,270,709)	—
Current portion of long-term debt	39,000	710,086	—	(710,000)	39,086

TOTAL CURRENT LIABILITIES	166,624	2,159,057	604	(1,980,709)	345,576
LONG-TERM DEBT, net of current portion	1,039,752	—	—	—	1,039,752
DEFERRED INCOME TAXES	12,115	56,882	—	—	68,997
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	7,195	53,727	958	—	61,880

TOTAL LIABILITIES	1,225,686	2,269,666	1,562	(1,980,709)	1,516,205
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) EQUITY
Additional paid-in capital	697,954	194,211	—	(194,210)	697,955
(Accumulated deficit) retained earnings	(1,090,187)	24,595	966	—	(1,064,626)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(392,233)	218,806	966	(194,210)	(366,671)

	$833,453	$2,488,472	$2,528	$(2,174,919)	$1,149,534

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,457	$3,354	$269	$—	$27,080
Accounts receivable less allowance for doubtful accounts	—	343,100	1,321	—	344,421
Inventories	—	67,857	218	—	68,075
Deferred expenses	—	3,798	—	—	3,798
Intercompany	667,745	475,973	—	(1,143,718)	—
Prepaid expenses and other current assets	835	16,043	12	—	16,890
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	1,402,037	910,125	1,820	(1,853,718)	460,264
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	186,457	3	—	186,460
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	37,210	39,430	183	—	76,823
GOODWILL	—	258,725	—	—	258,725
INTANGIBLE ASSETS, NET	50,000	83,781	—	—	133,781
DEFERRED DEBT ISSUANCE COSTS, NET	30,207	—	—	—	30,207
INVESTMENT IN SUBSIDIARIES	—	774	—	(774)	—
OTHER ASSETS	5,390	21,058	—	—	26,448

TOTAL ASSETS	$1,524,844	$1,500,350	$2,006	$(1,854,492)	$1,172,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,751	$152,593	$186	$—	$157,530
Accrued payroll and related taxes and benefits	8,774	61,562	211	—	70,547
Deferred income taxes	3,578	(2,592)	—	—	986
Other accrued liabilities	19,883	54,536	45	—	74,464
Deferred revenue	—	27,785	—	—	27,785
Intercompany	402,475	741,243	—	(1,143,718)	—
Current portion of long-term debt	25,000	710,195	—	(710,000)	25,195

TOTAL CURRENT LIABILITIES	464,461	1,745,322	442	(1,853,718)	356,507
LONG-TERM DEBT, net of current portion	1,017,500	15	—	—	1,017,515
DEFERRED INCOME TAXES	15,222	53,685	—	—	68,907
INVESTMENT IN SUBSIDIARIES	351,927	—	—	(351,927)	—
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	7,158	53,255	790	—	61,203

TOTAL LIABILITIES	1,856,268	1,852,277	1,232	(2,205,645)	1,504,132
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	695,211	(247,215)	—	247,215	695,211
(Accumulated deficit) retained earnings	(1,026,635)	(104,712)	774	103,938	(1,026,635)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(331,424)	(351,927)	774	351,153	(331,424)

	$1,524,844	$1,500,350	$2,006	$(1,854,492)	$1,172,708

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2013

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$618,250	$2,884	$(511)	$620,623
Income from subsidiaries	45,546	—	—	(45,546)	—

TOTAL NET REVENUES	45,546	618,250	2,884	(46,057)	620,623
TOTAL COST OF NET REVENUES	—	272,181	1,650	(511)	273,320
Provision for doubtful accounts	—	12,956	136	—	13,092
Selling, distribution and administrative	41,643	296,641	717	(45,546)	293,455
Amortization of intangible assets	—	186	—	—	186

TOTAL COSTS AND EXPENSES	41,643	581,964	2,503	(46,057)	580,053
OPERATING INCOME	3,903	36,286	381	—	40,570
Interest expense	32,168	9	—	—	32,177
Loss on early retirement of debt	44,221	—	—	—	44,221
Interest income and other	(11,991)	11,161	187	—	(643)

(LOSS) INCOME BEFORE TAXES	(60,495)	25,116	194	—	(35,185)
Income tax (benefit) expense	(3,087)	4,000	—	—	913

NET (LOSS) INCOME	(57,408)	21,116	194	—	(36,098)
Equity in income of subsidiaries, net of tax	21,310	194	—	(21,504)	—

NET (LOSS) INCOME	$(36,098)	$21,310	$194	$(21,504)	$(36,098)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2013

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$1,231,364	$5,036	$(1,022)	$1,235,378
Income from subsidiaries	99,445	—	—	(99,445)	—

TOTAL NET REVENUES	99,445	1,231,364	5,036	(100,467)	1,235,378
TOTAL COST OF NET REVENUES	—	531,647	2,917	(1,022)	533,542
Provision for doubtful accounts	—	36,197	30	—	36,227
Selling, distribution and administrative	78,913	611,724	1,412	(99,445)	592,604
Amortization of intangible assets	—	372	—	—	372

TOTAL COSTS AND EXPENSES	78,913	1,179,940	4,359	(100,467)	1,162,745
OPERATING INCOME	20,532	51,424	677	—	72,633
Interest expense	66,370	19	—	—	66,389
Loss on early retirement of debt	44,221	—	—	—	44,221
Interest income and other	(27,367)	25,882	332	—	(1,153)

(LOSS) INCOME BEFORE TAXES	(62,692)	25,523	345	—	(36,824)
Income tax (benefit) expense	(2,807)	3,974	—	—	1,167

NET (LOSS) INCOME	(59,885)	21,549	345	—	(37,991)
Equity in income of subsidiaries, net of tax	21,894	345	—	(22,239)	—

NET (LOSS) INCOME	$(37,991)	$21,894	$345	$(22,239)	$(37,991)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$605,555	$2,645	$(705)	$607,495
Income from subsidiaries	41,964	—	—	(41,787)	177

TOTAL NET REVENUES	41,964	605,555	2,645	(42,492)	607,672
TOTAL COST OF NET REVENUES	—	255,459	1,266	(528)	256,197
Provision for doubtful accounts	—	20,738	52	—	20,790
Selling, distribution and administrative	43,668	306,361	772	(41,964)	308,837
Amortization of intangible assets	77	406	—	—	483

TOTAL COSTS AND EXPENSES	43,745	582,964	2,090	(42,492)	586,307
OPERATING (LOSS) INCOME	(1,781)	22,591	555	—	21,365
Interest expense	34,009	(131)	—	—	33,878
Interest income and other	(15,727)	15,387	271	—	(69)

(LOSS) INCOME BEFORE TAXES	(20,063)	7,335	284	—	(12,444)
Income tax expense (benefit)	574	(282)	—	—	292

NET (LOSS) INCOME	(20,637)	7,617	284	—	(12,736)
Equity in income of subsidiaries, net of tax	7,901	284	—	(8,185)	—

NET (LOSS) INCOME	$(12,736)	$7,901	$284	$(8,185)	$(12,736)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$1,198,963	$5,127	$(705)	$1,203,385
Income from subsidiaries	102,352	—	—	(102,352)	—

TOTAL NET REVENUES	102,352	1,198,963	5,127	(103,057)	1,203,385
TOTAL COST OF NET REVENUES	—	505,943	2,625	(705)	507,863
Provision for doubtful accounts	—	32,538	110	—	32,648
Selling, distribution and administrative	87,948	639,150	1,513	(102,352)	626,259
Amortization of intangible assets	306	838	—	—	1,144

TOTAL COSTS AND EXPENSES	88,254	1,178,469	4,248	(103,057)	1,167,914
OPERATING INCOME	14,098	20,494	879	—	35,471
Interest expense	67,054	341	—	—	67,395
Interest income and other	(31,457)	30,256	430	—	(771)

(LOSS) INCOME BEFORE TAXES	(21,499)	(10,103)	449	—	(31,153)
Income tax expense	567	623	—	—	1,190

NET (LOSS) INCOME	(22,066)	(10,726)	449	—	(32,343)
Equity in income of subsidiaries, net of tax	(10,277)	449	—	9,828	—

NET (LOSS) INCOME	$(32,343)	$(10,277)	$449	$9,828	$(32,343)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$7,806	$35,786	$7	$(6,310)	$37,289

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(10,142)	(60,302)	(6)	—	(70,450)
Proceeds from sale of patient service equipment and other	41	21,287	—	—	21,328

NET CASH USED IN INVESTING ACTIVITIES	(10,101)	(39,015)	(6)	—	(49,122)

FINANCING ACTIVITIES
Proceeds from ABL Facility	346,000	—	—	—	346,000
Payments on ABL Facility	(341,000)	—	—	—	(341,000)
Payments on Series A-1 Notes	(700,000)	—	—	—	(700,000)
Payments on Series A-2 Notes	(160,000)	—	—	—	(160,000)
Proceeds from Senior Secured Term Loan	900,000	—	—	—	900,000
Premium paid on early retirement of Series A-1 and A-2 Notes	(24,641)	—	—	—	(24,641)
Debt issuance costs on Senior Secured Term Loan	(10,628)	—	—	—	(10,628)
Payment of original issue discount associated with Senior Secured Term Loan	(9,000)	—	—	—	(9,000)
Payments on other long-term debt	—	(125)	—	—	(125)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	731	(125)	—	—	606

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,564)	(3,354)	1	(6,310)	(11,227)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,457	3,354	269	—	27,080

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,893	$—	$270	$(6,310)	$15,853

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(72,894)	$56,348	$135	$14,932	$(1,479)

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(6,362)	(78,751)	—	—	(85,113)
Proceeds from disposition of assets	15	23,096	—	—	23,111
Cash paid for acquisitions	—	(121)	—	—	(121)

NET CASH USED IN INVESTING ACTIVITIES	(6,347)	(55,776)	—	—	(62,123)

FINANCING ACTIVITIES
Proceeds from ABL Facility	209,000	—	—	—	209,000
Payments on ABL Facility	(150,000)	—	—	—	(150,000)
Payments on other long-term debt	—	(173)	—	—	(173)
Cash paid on profit interest	(82)	—	—	—	(82)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	58,918	(173)	—	—	58,745

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,323)	399	135	14,932	(4,857)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,552	1	475	(14,932)	29,096

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,229	$400	$610	$—	$24,239

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview. We have four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including total parenteral nutrition (“TPN”) services, and enteral nutrition services. In these core service lines, we offer a variety of patient care management programs, including clinical and administrative support services, products and supplies, most of which are prescribed by a physician as part of a care plan. We provide these services to patients through approximately 510 locations throughout the United States. We have two reportable operating segments:

•	home respiratory therapy and home medical equipment; and

•	home infusion therapy.

Recent Events

Refinancing of Debt. On April 5, 2013, we entered into a senior secured credit agreement (the “Senior Secured Term Loan”), among Apria, as borrower, Sky Acquisition LLC, as parent, the other guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, U.S. Bank National Association as collateral agent, certain other agents party thereto and a syndicate of financial institutions and institutional lenders.

On April 5, 2013, we borrowed $900.0 million in aggregate principal amount of term loans under the Senior Secured Term Loan. At our option we may borrow additional term loans under the Senior Secured Term Loan, subject to certain customary conditions, including consent of the lenders providing such additional term loans, in an amount not to exceed $175.0 million, plus the aggregate principal amount of voluntary prepayments of term loans on or prior to such time, plus additional amounts subject to compliance on a pro forma basis with certain financial ratio tests.

Borrowings under the Senior Secured Term Loan bear interest at a fluctuating rate per annum equal to, at our option (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (c) the one month LIBOR Rate plus 1.00% (provided that in no event shall such base rate with respect to the initial Term Loans be less than 2.25% per annum), in each case plus an applicable margin of 4.50% or (ii) a LIBOR Rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the initial Term Loans be less than 1.25% per annum) plus an applicable margin of 5.50%.

The Senior Secured Term Loan will mature on April 5, 2020 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of term loans, with the balance payable on the final maturity date; provided that the Senior Secured Term Loan provides the right for individual lenders to agree to extend the maturity date of their outstanding term loans upon our request and without the consent of any other lender, subject to customary terms and conditions.

All our obligations under the Senior Secured Term Loan (i) are unconditionally guaranteed by our parent and substantially all of its existing and future, direct and indirect, wholly-owned domestic restricted subsidiaries and (ii) are secured, subject to certain exceptions, by substantially all of our assets and the assets of the guarantors.

The Senior Secured Term Loan is entitled to a priority of payment over the Series A-2 Notes in certain circumstances, including upon any acceleration of the obligations in respect of the Senior Secured Term Loan, the Series A-2 Notes or any bankruptcy or insolvency event or default with respect to Apria or any guarantor of the Senior Secured Term Loan and the Series A-2 Notes.

The Senior Secured Term Loan includes a financial maintenance covenant that prohibits our consolidated first priority net leverage ratio as of the last day of any test period of four consecutive fiscal quarters (commencing with the test period ending September 30, 2013) from exceeding 5.50 to 1.00.

The Senior Secured Term Loan also includes customary negative covenants that, subject to significant exceptions, limit our ability and the ability of our parent and subsidiaries to, among other things: incur liens; make investments or loans; incur, assume or permit to exist additional indebtedness or guarantees; and pay dividends, make payments or redeem or repurchase capital stock.

Under the terms of the Senior Secured Term Loan, outstanding loans under the Senior Secured Term Loan may be accelerated if more than $75.0 million of the Series A-2 Notes remain outstanding on or after September 2, 2014.

We used proceeds from the borrowings under the Senior Secured Term Loan to: (i) redeem all of our outstanding 11.25% Senior Secured Notes due 2014 (Series A-1) (the “Series A-1 Notes”); (ii) redeem an aggregate principal amount of $160.0 million of our outstanding 12.375% Senior Secured Notes due 2014 (Series A-2) (the “Series A-2 Notes” and, together with the Series A-1 Notes, the “Notes”); and (iii) pay fees and expenses associated with the entering into the Senior Secured Term Loan and the redemption of the Notes.

In connection with the redemption of the Series A-1 Notes and a portion of the Series A-2 Notes, we paid $24.6 million of premiums to the holders of such Series A-1 Notes and Series A-2 Notes. In addition, we wrote-off $19.6 million of unamortized debt issuance costs related to the Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed. Such amounts are included in Loss on Early Retirement of Debt on our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2013.

Borrowings under the Senior Secured Term Loan, were incurred with an original issue discount of $9.0 million. We incurred $10.6 million of debt issuance costs in connection with the Senior Secured Term Loan.

Internal Restructuring. On July 1, 2013, we separated and transferred the assets and operations of our enteral nutrition business to certain of our wholly-owned subsidiaries to enable it to function more autonomously and achieve certain operating efficiencies. This separation and transfer was part of an ongoing effort to streamline our organizational structure and operations. In connection with the separation and transfer, certain of our subsidiaries entered into transition services agreements in order to facilitate the transition process.

Strategy

Our strategy is to position ourselves in the marketplace as a high-quality, cost-efficient provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•

Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in the home infusion therapy segment and expanded our platform for further cross-selling opportunities. Our acquisition of Praxair’s homecare business in the United States in March 2011 expanded our geographic footprint and market share in several key markets of the country. Since early 2010, we have expanded our home respiratory therapy and home medical equipment sales force by 20%, of which 8% relates to the acquisition of Praxair assets. During the same time period, the home infusion therapy sales force has grown by 35% and become further stratified with dedicated sales resources allocated to fast-growing therapeutic service lines. This expansion in both business units has allowed us to more efficiently cover each market served by promoting our products and services to physicians, clinical specialists, hospital discharge planners and managed care organizations. On an ongoing basis, we continually evaluate the size of our sales force and the products/services we offer to the market within the context of changing market conditions, the competitive landscape, pricing, opportunities and threats. Additionally, this may include exiting certain products, markets, payors, and hospital agreements or reorganizing certain operations of our company.

•

Continue to participate in the managed care market and pursue opportunities created by healthcare reform. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services enable us to sign preferred provider agreements and participating Health Maintenance Organization (“HMO”) agreements with managed care organizations. Managed care represented approximately 71% of our total net revenues for the six months ended June 30, 2013. Healthcare reform may create new models of care, such as Accountable Care Organizations and state insurance exchanges. Our size and scope of services may give us a competitive advantage in serving these new markets.

•

Leverage our national distribution infrastructure. With approximately 510 locations and a robust platform supporting shared national services, we believe that we can efficiently add products, services and patients to our systems to grow our revenues and leverage our cost structure. For example, we have successfully leveraged this distribution platform across a number of product and service offerings, including a continuous positive airway pressure (“CPAP”)/ bi-level supply replenishment program, enteral nutrition and negative pressure wound therapy (“NPWT”) services, and we are using our nursing capacity to provide infusion services through our growing network of ambulatory infusion suites. We seek to achieve margin improvements through operational initiatives focused on the continual reduction of costs and delivery of incremental efficiencies. At the same time, we believe that it is essential to consistently deliver superior customer service in order to increase referrals and retain existing patients. Performance improvement initiatives are underway in all aspects of our operations including customer service, patient and referral satisfaction, logistics, supply chain, clinical services and billing/collections. We believe that by being responsive to the needs of our patients and payors we can provide ourselves with opportunities to take market share from our competitors.

•

Continue to lead the industry in accreditation. The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) made accreditation mandatory for Medicare providers of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), effective October 1, 2009, per Centers for Medicare and Medicaid Services (“CMS”) regulation. We were the first durable medical equipment provider to seek and obtain voluntary accreditation from The Joint Commission (the “Commission”). In June 2013, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission and the Commission renewed our accreditation for another three years. The Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. In June 2013, we celebrated our 25th anniversary of our initial accreditation by the Commission—more years than any other homecare provider.

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

Critical Accounting Policies. We consider the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to our consolidated financial statements. These policies require the most complex and subjective judgments of management. Additionally, the accounting policies related to goodwill, long-lived assets, share-based compensation and income taxes require significant judgment. These policies are presented in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2012.

Government Regulation

We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Corporate contract services and legal department personnel review and approve written contracts, our policies, procedures and programs subject to these laws. We also maintain various educational and internal audit programs designed to keep our managers updated and informed regarding developments on these topics and to reinforce to employees our policy of strict compliance in this area. Federal and state laws require that we obtain facility and other regulatory licenses and that we enroll as a supplier with federal and state health programs. Under various federal and state laws, we are required to make filings or submit notices in connection with transactions that might be defined as a change of control of us or of organizations we acquire. We are aware of these requirements and routinely make such filings with, and seek such approvals from, the applicable regulatory agencies. Notwithstanding these measures, due to changes in and new interpretations of such laws and regulations, and changes in our business, among other factors, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension or non-renewal; severe fines and penalties; the repayment of amounts previously paid to us and even the termination of our ability to provide services, including those provided under certain government programs such as Medicare and Medicaid. See “Risk Factors—Risks Relating to Our Business—Continued Reductions in Medicare and Medicaid Reimbursement Rates and the Comprehensive Healthcare Reform Law Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition” and “Risk Factors—Risks Relating to Our Business—Our Failure To Maintain Required Licenses Could Impact Our Operations.”

Medicare and Medicaid Revenues. In the three and six months ended June 30, 2013, approximately 23% and 6% of our net revenues were reimbursed by the Medicare and state Medicaid programs. No other third-party payor represented more than 9% of our total net revenues for the three and six months ended June 30, 2013. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 7% of total net revenues for the three and six months ended June 30, 2013, respectively.

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

Budget Control Act of 2011. In August 2011, the Budget Control Act of 2011 was signed into law. The Budget Control Act of 2011 authorized increases in the United States’ debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Select Committee on Deficit Reduction (“Joint Committee”), a bipartisan Congressional committee instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012 – 2021. Because Congress and the President failed to enact legislation reducing the deficit by at least $1.2 trillion over the ten-year period of fiscal years 2012 – 2021 by the January 15, 2012 deadline, automatic spending reductions in fiscal years 2013 – 2021 through sequestration (the required cancellation of budgetary resources) were triggered. Under sequestration, certain federal programs are protected, including Medicaid. However, effective April 1, 2013, sequestration caused payments to Medicare providers and suppliers to be reduced by 2%. This reduction applies to both competitively bid and non-competitively bid markets and products. Unless Congress takes action to change the law, federal spending will be subject to sequestration until fiscal year 2022. These reductions, along with any further reductions in provider and supplier reimbursement rates under federal healthcare programs, could have a material adverse effect on our financial condition and results of operations.

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

Under MIPPA, the initial CBAs (“Competitive Bidding Area”) and product categories subject to rebidding in the Round 1 Rebid were very similar to those of Round 1. However, MIPPA excluded Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories as a competitive bidding product category in Round 1 and permanently excluded Group 3 Complex Rehabilitative Power Wheelchairs and Related Accessories as a competitive bidding product category.

We received contract offers for a substantial majority of the Round 1 Rebid bids we submitted. The rates took effect on January 1, 2011 for the Round 1 Rebid markets and will remain in place through the end of the three-year contract period, December 31, 2013. CMS reported that the average price reduction for all products in all Round 1 Rebid CBAs was 32%. After the price reduction and volume growth/reduction experienced in the Round 1 Rebid markets is accounted for, an estimated $16.6 million of net revenue was subject to competitive bidding in the calendar year ending December 31, 2012.

In April 2012, CMS announced the product categories to be included in the “recompete” of the Round 1 Rebid contracts and an associated schedule. The Round 1 Recompete includes additional products and CMS elected to group products in an all-new way, such as a “Respiratory Equipment” category which includes oxygen therapy, sleep therapy and nebulizers, and a “General Home Equipment” category which includes a variety of home medical equipment, accessories and supplies. CMS concluded the bid submission process in the fourth quarter of 2012. New rates for the Round 1 Recompete have not yet been announced, but are scheduled to take effect on January 1, 2014. We estimate that once the additional products which are included in the Round 1 Recompete program are accounted for, the estimated annual total net revenues associated with items subject to competitive bidding in the Round 1 markets will be approximately $20.1 million for the 2012 calendar year, or 0.8% of our annual total net revenues.

Notwithstanding the changes implemented by MIPPA, competitive bidding imposes a significant risk to DMEPOS suppliers under the rules governing the program. If a DMEPOS supplier operating in a CBA is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DMEPOS items supplied in that CBA for the time period covered by the competitive bidding program unless the supplier meets certain exceptions or acquires a winning bidder. Because the applicable statutes mandate financial savings from the competitive bidding program, a winning contract supplier will receive lower Medicare payment rates under competitive bidding than the otherwise applicable DMEPOS fee schedule rates. As competitive bidding has been phased in across the country, we have experienced a reduction in reimbursement, as have all other DMEPOS contract suppliers participating in the bidding program in impacted areas. In addition, there is an increasing risk that the competitive bidding prices will become a benchmark for reimbursement from other payors, as evidenced by the Administration’s 2013 and 2014 fiscal budget proposals which would limit state Medicaid reimbursement levels for certain durable medical equipment services and products to Medicare reimbursement rates for the same products and services in the same state. Neither MIPPA nor the Reform Package prevents CMS from adjusting prices for DMEPOS items in non-bid areas. Additionally, the Reform Package requires that all areas of the country are subject either to DMEPOS competitive bidding or payment rate adjustments using competitive bid pricing in a yet- to-be-determined method by 2016. Before using its authority to adjust prices in non-bid areas, MIPPA requires that CMS issue a regulation that specifies the methodology to be used and consider how prices through competitive bidding compare to costs for those items and services in the non-bid areas.

The Reform Package also included changes to the Medicare DMEPOS competitive bidding program. Significantly, Round 2 of the competitive bidding program was expanded from 70 to 91 of the largest MSAs. Round 2 includes the majority of the same product categories as Round 1, but CMS expanded the program by (i) combining standard power wheelchairs and manual wheelchairs into a single new product category, (ii) including Negative Pressure Wound Therapy as a category in all Round 2 markets and (iii) including the Support Surfaces (Group 2 mattresses and overlays) category in all Round 2 markets. The bid process for Round 2 ended on March 30, 2012. CMS announced the Single Payment Amounts (“SPAs”) on January 30, 2013, at which time the agency began the contract offer process. In early April 2013 CMS announced the Round 2 contract suppliers and issued formal three-year contracts to the same. The new Round 2 rates and guidelines took effect on July 1, 2013. We estimate that approximately $122 million, or approximately 5% of our net revenues for the fiscal year ending December 31, 2012 is subject to Round 2 of the competitive bidding program. CMS reported that the average payment reduction for Round 2 will be 45%. After applying the actual SPAs for each impacted CBA to our actual 2012 revenue for the product categories included in the bidding program, we estimate that the annual Round 2 revenue reduction will be $57 million before any changes in volume are accounted for as a result of the contract offers received and accepted.

In addition, efforts to repeal the competitive bidding program altogether or mandate significant program changes continue. In March 2011, the Fairness in Medicare Bidding Act of 2011 (“FIMBA”) was introduced into the U.S. House of Representatives and referred to the House Subcommittee on Health. FIMBA would have repealed the program without specifying a reduction in the industry’s current reimbursement levels. Other efforts are underway by independent economists who seek to alter certain critical aspects of the program. Specifically, those efforts are designed to change the way in which CMS conducts the auction process itself, establishes the single payment rates, determines supplier capacity needed and related aspects which, if adopted by CMS in their entirety or in part, would change how the program would be administered. In September 2012, a bill titled “Medicare DMEPOS Market Pricing Program Act of 2012” was introduced in Congress and referred to the Committee on Energy and Commerce and the Committee on Ways and Means. This bill was introduced again in April 2013 as the “Medicare DMEPOS Market Pricing Program Act of 2013” and was referred to the same committees as well as to the House Appropriations Committee. The bill would repeal the current DMEPOS competitive bidding program as designed and replace it with a modified auction program. In January 2013, a bill titled “Small Supplier Fairness in Bidding Competition Act of 2013” was introduced to repeal the program and was referred to the House Committee on Small Business. Finally, a bill titled “Transparency and Accountability in Medicare Bidding Act of 2013” was introduced in the House in June 2013 and referred to the House Committee on Energy and Commerce and the Committee on Ways and Means. This legislation would delay by at least six months the implementation of the Round 1 Recompete and of Round 2 of the DMEPOS competitive bidding program, as well as the national mail order program for diabetic testing supplies, in order to give Congress an opportunity to reform the program and also obtain an evaluation of the program by auction experts.

We believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share under Medicare competitive bidding. In February 2013 we were offered Round 2 competitive bidding contracts for a substantial majority of the CBAs and products for which we submitted bids. However, there is no guarantee that we will garner additional market share as a result of these contracts. Both the Round 1 Recompete and Round 2 of the DMEPOS competitive bidding program include products which may require us to subcontract certain services or products to be performed on its behalf, and there is no guarantee that CMS will either approve such subcontracting arrangements or that the subcontractor will perform its contractual obligations to us. Certain aspects of the program’s oversight and administration remain unclear in CMS’ written regulations that have been promulgated and therefore individual negotiations may be required between us, CMS and/or its contractors. The outcome of such negotiations cannot be predicted or assured. Under the current competitive bidding regulations, in the CBAs, and for the products, for which we do not have competitive bidding contracts, we will generally not be allowed to supply Medicare beneficiaries in the CBA with products subject to competitive bidding for the contract term of the program, unless we elect to continue to service existing patients under the “grandfathering provision” of the program’s final rule for certain products. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position in a particular CBA even if we are not a contract supplier for certain products.

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

The Administration’s 2014 fiscal budget proposal would change the way the government calculates measures of inflation for government programs, among other things. As compared to the current CPI method, the switch in the inflation formula would cut spending on government programs by $130 billion over 10 years. At this time, it is unclear how this change, if implemented, would impact annual DMEPOS payment updates. It is possible that such a change, if implemented, could have an adverse impact on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

With respect to oxygen equipment, Medicare reimbursement for oxygen equipment is limited to a maximum of 36 months, after which time the equipment continues to be owned by the home oxygen provider for as long as the patient’s medical need exists. The provider that billed Medicare for the 36th month continues to be responsible for the patient’s care, even in a Competitive Bidding Area or in the event of a patient’s relocation. Limited reimbursement is available to providers from months 37 through 60, depending on the oxygen modality and patient’s needs. CMS does not reimburse suppliers for oxygen tubing, cannulas and supplies patients may need between the 37th and 60th months of oxygen therapy and requires that the initial supplier of oxygen therapy make arrangements with another supplier if a patient relocates temporarily or permanently outside of the initial supplier’s service area. In addition, CMS did not establish any reimbursement rates for non-routine services patients may require after the 36-month rental period. In fact, implementing regulations impose other repair and replacement obligations on suppliers with respect to equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years. The existing implementing regulations to the DRA and MIPPA provisions limit supplier replacement of oxygen equipment during the rental period, and require suppliers to replace equipment that does not last the useful lifetime of the equipment. After the five year useful life is reached, the patient may request replacement equipment and, if he/she can be requalified for the Medicare benefit, a new maximum 36-month rental period would begin. The supplier may not arbitrarily issue new equipment.

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

Reimbursement for Inhalation and Infusion Therapy Drugs. As a result of the MMA, Medicare Part B reimbursement for most drugs, including inhalation drugs, is based upon the manufacturer-reported average sales price (“ASP”) (subject to adjustment each quarter), plus 6%. For inhalation drugs specifically, an additional dispensing fee applies. In November 2011, CMS published regulations adopting a price substitution policy also set forth in the MMA whereby reimbursement would be limited to 103% of the Average Manufacturer Price (“AMP”) when ASP exceeds AMP by 5% for either the two previous consecutive quarters or three of the previous four quarters. However, CMS did not apply that price substitution policy during 2012. Instead, CMS amended the regulations in November 2012 to exempt drugs that the FDA reports are in short supply. According to the CMS website, the quarterly ASP price file now includes a column in which CMS will identify those drugs for which an AMP-based payment amount has been substituted, and the amount of that payment. CMS publishes the ASP plus 6% payment levels in the month that precedes the first day of each quarter, and we have no way of knowing whether they will increase or decrease, because manufacturers report applicable ASP information directly to CMS. Since 2006, dispensing fees have remained at $57.00 for a 30-day supply for a new patient, $33.00 for each 30-day supply thereafter, and $66.00 for each 90-day supply.

The Medicare reimbursement methodology for non-compounded, infused drugs administered through durable medical equipment, such as infusion pumps, was not affected by this MMA change. Nor are such infused drugs included in the Medicare DMEPOS competitive bidding program in any phase of bidding that is currently underway. Reimbursement for such drugs remains based upon either 95% of the October 1, 2003 Average Wholesale Price (“AWP”) or, for those drugs whose AWPs were not published in the applicable 2003 compendia, at 95% of the first published AWP. However, in a first quarter 2013 written response to an OIG report concerning Part B infusion drug reimbursement, CMS expressed an interest in including these drugs / therapies in future phases of the DMEPOS competitive bidding program. Such inclusion could occur no earlier than the Recompete of Round 2, which does not take effect until July 2016. Since CMS has not announced any definitive plans, at this time we cannot predict whether the Medicare reimbursement methodology for these drugs will in fact change, nor can we predict when these changes would occur or their potential impact on us.

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

Due to ongoing Part D and Part B coverage and payment issues associated with home infusion therapy, the industry is continuing to work with CMS, the Center for Medicare and Medicaid Innovation (“CMMI”) and Congress to rectify the Medicare coverage and payment limitations that restrict Medicare beneficiary and referral source access to quality home infusion therapy services. Bills were introduced in the 110th, 111th and 112th Congresses to consolidate home infusion therapy coverage under Part B. The Medicare Home Infusion Therapy Coverage Act would provide for Medicare infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector, including Medicare Advantage plans. Industry representatives continue to present the cost-saving and patient care advantages of home infusion therapy to CMS, members of Congress and the Obama Administration in an effort to, at a minimum, include a formal demonstration project in either CMS’s or the CMMI’s work plan or future legislation. In addition to a June 2010 report issued by the GAO, entitled “Home Infusion Therapy: Differences Between Medicare and Private Insurers’ Coverage,” testimony before the Senate Finance Committee in fall 2009 acknowledged the current gap in coverage and potential benefits of home infusion therapy to the Medicare program and beneficiaries. In June 2012, the Medicare Payment Advisory Commission (“MedPAC”), in its annual report to Congress, also acknowledged certain coverage gaps associated with home infusion therapy and concluded that additional research is warranted. During the same month, the House Ways and Means Subcommittee on Health held a hearing that focused on MedPAC’s report. Groups such as the National Home Infusion Association, in comments to the Subcommittee, criticized MedPAC’s report and recommended that there be a demonstration project to examine the benefit for home infusion therapy. In early 2013, President Obama signed into law legislation requiring a demonstration project providing Medicare coverage for items and services related to the in-home administration of intravenous immune globulin (“IVIG”). The broader industry continues to collect cost-benefit data that will provide an objective basis for Congress, CMS and/or the CMMI to make a decision to fund other such demonstration projects. At this time, we cannot predict whether additional legislation will be passed or whether CMS and/or the CMMI will include other demonstration projects in a future work plan.

In February 2013, the OIG released a report entitled, “Part B Payments for Drugs Infused Through Durable Medical Equipment”. The report compared the ASP of each DME infused drug to its AWP-based Medicare payment amount for every year between 2005 and 2011. The report found that, overall, Medicare payment amounts for DME infusion drugs exceeded ASPs by 54 to 122 percent annually. The report also found that Medicare spending on DME infusion drugs would have been reduced by 44% ($344 million) between 2005 and 2011, had payment been based on ASPs. However, the report found that for as many as one third of DME infusion drugs in each year, the payment amounts were below their ASPs, meaning that Medicare may be underpaying suppliers for those drugs. In the report, the OIG offered the following recommendations to CMS: (1) seek a legislative change requiring DME infusion drugs to be paid using the ASP methodology or (2) include DME infusion drugs in the next round of the DMEPOS competitive bidding program. CMS stated in its response to the OIG report that it is interested in including DME infusion drugs in a future round of the competitive bidding program but has not publicly commented on when this might occur. In addition, in order to preserve beneficiary access, and in the absence of wholesale reform of the Medicare home infusion therapy benefit, the government’s adoption of the ASP methodology for infusion drugs would require an offset by establishing a reasonable dispensing fee to cover the extensive non-drug cost of serving beneficiaries, not unlike what CMS implemented for Part B inhalation therapies in 2003. Due to the complexities of the issue and the current competitive bidding timelines, at this time we cannot predict whether the Medicare reimbursement methodology for DME infusion drugs will change or, if so, when it will change.

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

CMS also requires that all durable medical equipment providers who bill the Medicare program maintain a surety bond of $50,000 per National Provider Identifier (“NPI”) number which Medicare has approved for billing privileges. We obtained the required surety bonds for all of our applicable locations before the October 2009 deadline and continue to do so for any new locations. In addition, the National Supplier Clearinghouse prescribes an elevated bond amount of $50,000 per occurrence of an adverse legal action within the 10 years preceding enrollment, reenrollment or revalidation. The rule is designed to ensure that Medicare can recover any erroneous payment amounts or civil money penalties up to $50,000 that result from fraudulent or abusive supplier billing practices.

In March 2013, the OIG released a report entitled, “Surety Bonds Remain an Underutilized Tool to Protect Medicare from Supplier Overpayments”. In the report, the OIG found that CMS did not have accurate surety bond information for all suppliers. Additionally, the OIG found that CMS has yet to recover millions of dollars in supplier debt resulting from overpayments. In its response to the OIG report, CMS stated that it will make appropriate updates and improvements in conjunction with the OIG’s recommendations. We believe our surety bonds are complete and accurate, but despite our best efforts, we cannot predict what follow-up activities CMS may undertake or new requirements it may implement in the future, or their impact on us.

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

In February 2011, CMS released a final rule implementing certain provisions of the Reform Package intended to prevent fraud, waste and abuse. This final rule includes new requirements regarding enrollment screening, enrollment application fees, payment suspension, temporary moratoria on enrollment and supplier termination. Significantly, as part of the final rule, CMS classified providers and suppliers as limited, moderate and high risk according to their risk of fraud, waste and abuse. Currently enrolled DMEPOS suppliers are classified in the moderate risk category while newly enrolled DMEPOS suppliers are classified in the high risk category. As such, DMEPOS suppliers will be under greater scrutiny relative to many other healthcare providers and suppliers. In October 2011 and more recently in March 2013, Senate representatives of key committees with jurisdiction over Medicare/Medicaid sent letters to U.S. Secretary of Health and Human Services Kathleen Sebelius, asking for an explanation as to why CMS has not yet imposed temporary moratoria on the enrollment of new providers and suppliers where there is a high risk for fraud. Additionally, CMS is implementing a provider and supplier enrollment screening system that automates its pre-enrollment risk assessment and screening processes. In March 2013, CMS announced that if Medicare claims are submitted with dates of service on or after May 1, 2013, if a referring physician/supplier were not registered in this system, submitted claims would be denied. According to CMS about

1% of physicians nationwide are not registered. However, on April 25, 2013, CMS announced a temporary delay in implementing ordering and referring denial edits. We have undertaken extensive efforts to ensure that our referral sources are registered with the system, but a small percentage remain unregistered. We work cooperatively with CMS and its contractors in response to these initiatives to prevent fraud, waste and abuse but cannot predict whether CMS’s various program integrity efforts will negatively impact our operations.

In August 2010, CMS released a final rule imposing more stringent standards for DMEPOS suppliers, which introduced several new enrollment standards and expanded some existing standards and participation requirements, all of which DMEPOS suppliers must meet to establish and maintain billing privileges in the Medicare program. These standards became effective in late 2010. In early 2012, CMS issued a final rule revising four of the 30 Medicare supplier standards that apply to our business. The final rule clarified regulations concerning direct solicitation of Medicare beneficiaries, addressed the use of licensed subcontractors to perform certain services on a supplier’s behalf and modified certain state licensure exceptions. Our policies and procedures comply with the revised standards.

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

Other Issues

•

Medical Necessity & Other Documentation Requirements. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. DME MAC medical directors, CMS staff and government subcontractors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation. This is then translated to individual supplier significant error rates and aggregated into a DMEPOS industry error rate, which is significantly higher than other Medicare provider/supplier types. High error rates lead to further audit activity and regulatory burdens. In 2012 and the first half of 2013, DME MACs continued to conduct extensive pre-payment reviews across the DME industry and have determined a wide range of error rates with only marginal improvement over time. For example, error rates for CPAP claims have ranged from 30% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies or technical deficiencies as the primary reason for claim denials. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, or if non-government payors were to adopt similar positions, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be significantly reduced. We have adjusted certain operational policies to address the current expectations of Medicare, its contractors and certain other payors.

•

Face-to-Face Requirements. In November 2012, CMS issued a Final Rule pertaining to additional face-to-face documentation requirements and certain DMEPOS that would be subject to an incremental requirement for suppliers to obtain a Written Order Prior to Delivery (WOPD). The rule was promulgated as part of the Reform Package. In the Final Rule, CMS outlined the general requirements to be included in patients’ medical records as maintained by their physicians or healthcare practitioners in order to justify the medical necessity for DMEPOS. However, in the absence of additional supplier and referral source education issued by CMS, and due to an ongoing lack of clarity surrounding the new requirements, in late June, CMS announced that the new requirements will not be enforced until October 1, 2013. CMS expects to launch additional supplier and referral source education in the Summer of 2013, and we will adjust both our policies/procedures and IT systems accordingly to comply with the new regulations. We cannot predict the adverse impact, if any, of the documentation requirements or our revised policies might have on our operations, referral source relationships, cash flow and capital resources, but such impact could be material.

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

The impact of increased government audits and changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through June 30, 2013. We cannot estimate the combined possible impact of all retroactive audit activities, legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the ongoing, significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

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

We have adopted a number of policies and procedures to conform to HIPAA requirements, as modified by the HITECH Act of ARRA, throughout our operations, and we continually educate our workforce about these requirements. With such a large workforce that increasingly relies on mobile technology for daily operations, HIPAA privacy or data security is always a concern. We face potential administrative, civil and criminal sanctions if we do not comply with the existing or new laws and regulations dealing with the privacy and security of PHI. Imposition of any such sanctions could have a material adverse effect on our operations. In 2012, one of our owned laptops containing PHI was stolen from a locked vehicle. We thoroughly investigated the incident and, as applicable and required by law, notified individuals, the media and government authorities. We also provided the option of complimentary credit monitoring to affected individuals. In May 2013, subsequent to providing the required notice, we received a letter from the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”) initiating a compliance review. We are cooperating with OCR by providing information and materials requested in the letter to evidence compliance. OCR has the authority to enter into resolution agreements and to impose civil monetary penalties for failure to comply. Civil monetary penalties can range from $100 to $50,000 for each violation with a maximum penalty of $1,500,000 for identical violations in a calendar year. At this point in time, it is too early to predict when OCR will complete its compliance review or what actions OCR may take. At this time there have been no other claims against us related to this incident, although we cannot predict whether such claims will occur in the future. We are taking additional steps to minimize the chances of a reoccurrence of this type of incident.

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

In June 2012, the United States Supreme Court upheld the constitutionality of the requirement in the Reform Package that individuals maintain health insurance or pay a penalty under Congress’s taxing power. The Supreme Court also upheld the Reform Package provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. Also, the government is in the process of promulgating the implementing rules and regulations of the Reform Package, including additional requirements related to our business, our role as an employer and our customers’ business. Recently, for example, the Internal Revenue Service (“IRS) announced a one-year delay in the employer mandate and the reporting requirements associated with it. Until the rules are more clearly understood, and due to uncertainties regarding the ultimate features of additional reform initiatives and their enactment and implementation over the next few years, we cannot predict whether any such reforms will have a material adverse effect on our results of operations, cash flow, capital resources and liquidity.

Results of Operations

Three Months Ended June 30, 2013 and 2012

Net Revenues. Net revenues in the three months ended June 30, 2013 were $620.6 million compared to $607.7 million in the three months ended June 30, 2012. Revenue for the three months ended June 30, 2013 increased primarily due to increased volume in the home infusion therapy segment partially offset by decreased volume in the home respiratory and home medical equipment segment.

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

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the three months ended June 30, 2013 was 56.0%, compared to 57.8% for the three months ended June 30, 2012. The decline in gross profit margin percentage is primarily due to an increase in the revenue of the home infusion therapy segment as a percent of total net revenue and a decrease in the home infusion therapy segment margin percentage due to an increase in specialty revenue as a percent of infusion therapy segment net revenue. Our specialty revenue has a lower gross profit margin as a percentage of net revenue than our other infusion therapy revenue. Our home infusion therapy segment has a lower gross profit margin as a percentage of net revenue than the home respiratory and home medical equipment segment. Additionally, the gross profit margin in our home respiratory therapy/home medical equipment segment declined slightly.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 2.1% and 3.4% in the three months ended June 30, 2013 and June 30, 2012, respectively. The decrease in the provision for doubtful accounts in the quarter ended June 30, 2013, is the result of improved expectations for our overall cash collections rates.

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

Selling, distribution and administrative expenses were $293.5 million, or 47.3%, of total net revenues for the three months ended June 30, 2013 compared to $308.8 million, or 50.8%, of total net revenues for the three months ended June 30, 2012.

Selling, distribution and administrative expenses decreased by $15.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease was comprised of a decrease in labor costs of $8.2 million and a $7.1 million decrease in other operating expenses. For the three months ended June 30, 2013 and 2012, the corporate costs included in selling, distribution and administrative expense were $50.5 million and $49.4 million, respectively.

The decrease in labor costs of $8.2 million was primarily due to a net decrease in salaries and related benefits resulting from headcount decreases associated with strategic reductions in workforce in our home respiratory therapy/home medical equipment business segment, offset partially by increases in our home infusion therapy segment due to growth.

The decrease in other operating expenses of $7.1 million was primarily due to lower legal fee expense, banking costs, employee travel, advertising, outside answering services, and depreciation on plant, property, and equipment. These decreases were partially offset by a favorable settlement of a prior acquisition in the three months ended June 30, 2012 not recurring in 2013.

Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million and $0.5 million in the three months ended June 30, 2013 and June 30, 2012, respectively. The decrease primarily resulted from assets becoming fully amortized during 2012.

Interest Expense. Interest expense decreased $1.7 million, or 5%, to $32.2 million in the three months ended June 30, 2013 from $33.9 million in the three months ended June 30, 2012.

Loss on Early Retirement of Debt. In connection with the redemption of the Series A-1 Notes and a portion of the Series A-2 Notes, we paid $24.6 million of premiums to the holders of such Series A-1 Notes and Series A-2 Notes. In addition, we wrote-off $19.6 million of unamortized debt issuance costs related to the Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed in the three months ended June 30, 2013.

Interest Income and Other. Interest income and other increased to $0.6 million for the three months ended June 30, 2013 from $0.1 million in the three months ended June 30, 2012.

Income Tax Expense/(Benefit). Our overall effective tax rate is the ratio of our tax expense (benefit) over our pre-tax income (loss) for the reporting period. Our tax expense/(benefit) is comprised of two items: (1) the tax computed using an Estimated Annual Effective Tax Rate (“EAETR”) and (2) certain tax charges and benefits which are recognized on a discrete basis in the interim period in which they occur.

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

Our effective tax rate was (2.6)% for the three months ended June 30, 2013, compared to (2.3)% for the three months ended June 30, 2012. For the three months ended June 30, 2013 and 2012, our effective tax rate differed from federal and state statutory rates primarily due to the accrual of a valuation allowance against substantially all of our net deferred tax assets.

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

We increased our valuation allowance by $13.1 million to $251.9 million at June 30, 2013 from $238.8 million at March 31, 2013 to offset corresponding increases in our net deferred tax assets for the three months ended June 30, 2013.

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

The following table sets forth a summary of results of operations by segment:

	Net Revenues
(in thousands)	Three Months Ended June 30, 2013	Percentage of Net Revenues	Three Months Ended June 30, 2012	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$290,665	46.8%	$303,428	49.9%
Home infusion therapy	329,958	53.2	304,244	50.1

Total	$620,623	100.0%	$607,672	100.0%

	EBIT
(in thousands)	Three Months Ended June 30, 2013	Percentage of Net Revenues	Three Months Ended June 30, 2012	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$44	—%	$(10,733)	(3.5)%
Home infusion therapy	40,526	12.3%	32,098	10.6%

Total	$40,570		$21,365

See definition and reconciliation of EBIT to net loss included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues decreased $12.7 million, or 4.2%, to $290.7 million in the three months ended June 30, 2013 from $303.4 million in the three months ended June 30, 2012. Revenues for the home respiratory therapy and home medical equipment segment decreased to 46.8% of total revenue in the three months ended June 30, 2013 from 49.9% in the three months ended June 30, 2012.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line decreased by 3.1% in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease in revenue resulted primarily from a decrease in other respiratory therapy (primarily nebulizers and ventilators) revenue due to a planned decrease in volume and a decrease in sleep apnea revenue due to a decrease in volume.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues decreased by 10.4% in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease was primarily due to a planned decrease in the volume of home medical equipment products partially offset by an increase in the volume of negative pressure wound therapy products.

EBIT for the home respiratory therapy and home medical equipment segment in the three months ended June 30, 2013 was $0.0 million compared to a negative $10.7 million in the three months ended June 30, 2012. EBIT was 0.0% of segment net revenues in the three months ended June 30, 2013 compared to a negative 3.5% of segment net revenues in the three months ended June 30, 2012. The increase in the EBIT as a percentage of segment net revenues for the three months ended June 30, 2012 to the three months ended June 30, 2013 is primarily due to a decrease in sales, distribution and administrative costs as a percentage of net revenue partially offset by an increase in the provision for doubtful accounts as a percentage of net revenues and a decrease in the gross margin as a percentage of net revenues in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $25.7 million, or 8.5% to $329.9 million for the three months ended June 30, 2013 from $304.2 million in the three months ended June 30, 2012. Revenues for the home infusion therapy segment increased to 53.2% of total revenue in the three months ended June 30, 2013 from 50.1% in the three months ended June 30, 2012.

The home infusion therapy segment involves the administration of drugs or nutrients directly into the body intravenously through a needle or catheter. Infusion therapy services also include administering enteral nutrients directly into the gastrointestinal tract through a feeding tube. The growth in home infusion therapy revenue resulted primarily from an increase in the overall volume of specialty drugs. When classifying a pharmaceutical product or service as “specialty,” we consider the following factors: the product or service’s cost; its ability to treat complex and chronic diseases; its special handling, storage and delivery requirements; its categorization as one of our biological drugs; and, in some cases, a product’s limited distribution channels. Our use of the term “specialty” to define a portion of our business may not be comparable to that used by other industry participants, including our competitors.

EBIT for the home infusion therapy segment in the three months ended June 30, 2013 was $40.5 million compared to $32.1 million in the three months ended June 30, 2012. EBIT was 12.3% of segment net revenues in the three months ended June 30, 2013 compared to 10.6% of segment net revenues in the three months ended June 30, 2012. The increase in EBIT as a percentage of net segment revenues for the three months ended June 30, 2012 to the three months ended June 30, 2013 is primarily due to a decrease in the provision for doubtful accounts as a percentage of segment net revenues in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This was offset by a decrease in the gross profit margin in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

EBIT is a measure used by our management to measure operating performance. EBIT is defined as net income (loss) plus interest expense, loss on early retirement of debt and income taxes. EBIT is not a recognized term under Generally Accepted Accounting Principles (“GAAP”) and does not purport to be an alternative net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The following table provides a reconciliation from net loss to EBIT:

(in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net loss	$(36,098)	$(12.736)
Interest expense, net	31,534	33,809
Loss on early retirement of debt	44,221	—
Income tax expense	913	292

EBIT	$40,570	$21,365

Six Months Ended June 30, 2013 and 2012

Net Revenues. Net revenues in the six months ended June 30, 2013 were $1,235.4 million compared to $1,203.4 million in the six months ended June 30, 2012. Revenue for the six months ended June 30, 2013 increased primarily due to increased volume in the home infusion therapy segment partially offset by decreased volume in the home respiratory and home medical equipment segment.

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

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the six months ended June 30, 2013 was 56.8%, compared to 57.8% for the six months ended June 30, 2012. The decline in gross profit margin percentage is primarily due to an increase in the revenue of the home infusion therapy segment as a percent of total net revenue which has a lower gross profit margin as a percentage of net revenue than the home respiratory and home medical equipment segment.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 2.9% and 2.7% in the six months ended June 30, 2013 and June 30, 2012, respectively. Overall cash collections on gross revenue have improved during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. However, the distribution of our actual write-offs has shifted to be more weighted towards bad debts. This shift has resulted in an increase in our allowance for doubtful accounts and bad debt expense

Selling, Distribution and Administrative Expenses. Selling, distribution and administrative expenses are comprised of expenses incurred in direct support of operations and those associated with administrative functions. Expenses incurred by the operating locations include salaries and other expenses in the following functional areas: selling, distribution, clinical services, warehousing and repair. Many of these operating costs are directly variable with revenue growth patterns. Some are also very sensitive to market-driven price fluctuations such as facility lease and fuel costs. The administrative expenses include overhead costs incurred by the operating locations and regional and corporate support functions. These expenses are generally less sensitive to fluctuations in revenue growth than operating costs.

Selling, distribution and administrative expenses were $592.6 million, or 48.0%, of total net revenues for the six months ended June 30, 2013 compared to $626.3 million, or 52.0%, of total net revenues for the six months ended June 30, 2012.

Selling, distribution and administrative expenses decreased by $33.7 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease was comprised of a decrease in labor costs of $22.7 million and a $11.0 million decrease in other operating expenses. For the six months ended June 30, 2013 and 2012, the corporate costs included in selling, distribution and administrative expenses were $95.0 million and $99.6 million, respectively.

The decrease in labor costs of $22.7 million was primarily due to a net decrease in salaries and related benefits resulting from headcount decreases associated with strategic reductions in workforce in our home respiratory therapy/home medical equipment business segment, offset partially by increases in our home infusion therapy segment due to growth.

The decrease in other operating expenses of $11.0 million was primarily due to lower legal fee expense, banking costs, employee travel, advertising, outside answering services, and depreciation on plant, property, and equipment. In addition there were lower professional fees due to certain 2012 corporate initiatives and corporate matters not recurring in 2013. These decreases were partially offset by a favorable settlement of a prior acquisition in the six months ended June 30, 2012 not recurring in 2013.

Amortization of Intangible Assets. Amortization of intangible assets was $0.4 million and $1.1 million in the six months ended June 30, 2013 and June 30, 2012, respectively. The decrease primarily resulted from assets becoming fully amortized during 2012.

Interest Expense. Interest expense decreased $1.0 million, or 1%, to $66.4 million in the six months ended June 30, 2013 from $67.4 million in the six months ended June 30, 2012.

Loss on Early Retirement of Debt. In connection with the redemption of the Series A-1 Notes and a portion of the Series A-2 Notes, we paid $24.6 million of premiums to the holders of such Series A-1 Notes and Series A-2 Notes. In addition, we wrote-off $19.6 million of unamortized debt issuance costs related to the Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed in the six months ended June 30, 2013.

Interest Income and Other. Interest income and other increased to $1.2 million for the six months ended June 30, 2013 from $0.8 million in the six months ended June 30, 2012.

Income Tax Expense/(Benefit). Our overall effective tax rate is the ratio of our tax expense (benefit) over our pre-tax income (loss) for the reporting period. Our tax expense/(benefit) is comprised of two items: (1) the tax computed using an Estimated Annual Effective Tax Rate (“EAETR”) and (2) certain tax charges and benefits which are recognized on a discrete basis in the interim period in which they occur.

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

Our effective tax rate was (3.2)% for the six months ended June 30, 2013, compared to (3.8)% for the six months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, our effective tax rate differed from federal and state statutory rates primarily due to the accrual of a valuation allowance against substantially all of our net deferred tax assets.

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

We increased our valuation allowance by $13.4 million to $251.9 million at June 30, 2013 from $238.5 million at December 31, 2012 to offset corresponding increases in our net deferred tax assets for the six months ended June 30, 2013.

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

The following table sets forth a summary of results of operations by segment:

	Net Revenues
(in thousands)	Six Months Ended June 30, 2013	Percentage of Net Revenues	Six Months Ended June 30, 2012	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$589,190	47.7%	$604,326	50.2%
Home infusion therapy	646,188	52.3	599,059	49.8

Total	$1,235,378	100.0%	$1,203,385	100.0%

	EBIT
(in thousands)	Six Months Ended June 30, 2013	Percentage of Net Revenues	Six Months Ended June 30, 2012	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$628	0.1%	$(26,733)	(4.4)%
Home infusion therapy	72,005	11.2%	62,204	10.4%

Total	$72,633		$35,471

See definition and reconciliation of EBIT to net loss included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues decreased $15.1 million, or 2.5%, to $589.2 million in the six months ended June 30, 2013 from $604.3 million in the six months ended June 30, 2012. Revenues for the home respiratory therapy and home medical equipment segment decreased to 47.7% of total revenue in the six months ended June 30, 2013 from 50.2% in the six months ended June 30, 2012.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line decreased by 2.3% in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease in revenue resulted primarily from a decrease in other respiratory therapy (primarily nebulizers and ventilators) revenue due to a planned decrease in volume and a decrease in sleep apnea revenue due to a decrease in volume.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues decreased by 3.8% in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease was primarily due to a planned decrease in the volume of home medical equipment products partially offset by an increase in the volume of negative pressure wound therapy products.

EBIT for the home respiratory therapy and home medical equipment segment in the six months ended June 30, 2013 was $0.6 million compared to a negative $26.7 million in the six months ended June 30, 2012. EBIT was 0.1% of segment net revenues in the six months ended June 30, 2013 compared to negative 4.4% of segment net revenues in the six months ended June 30, 2012. The increase in the EBIT as a percentage of segment net revenues for the six months ended June 30, 2012 to the three months ended June 30, 2013 is primarily due to a decrease in sales, distribution and administrative costs as a percentage of net revenue partially offset by an increase in the provision for doubtful accounts as a percentage of net revenues in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $47.1 million, or 7.9% to $646.2 million for the six months ended June 30, 2013 from $599.1 million in the six months ended June 30, 2012. Revenues for the home infusion therapy segment increased to 52.3% of total revenue in the six months ended June 30, 2013 from 49.8% in the six months ended June 30, 2012.

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

EBIT for the home infusion therapy segment in the six months ended June 30, 2013 was $72.0 million compared to $62.2 million in the six months ended June 30, 2012. EBIT was 11.2% of segment net revenues in the six months ended June 30, 2013 compared to 10.4% of segment net revenues in the six months ended June 30, 2012. The increase in EBIT as a percentage of net segment revenues for the six months ended June 30, 2012 to the six months ended June 30, 2013 is primarily due to a decrease in the provision for doubtful accounts as a percentage of segment net revenues in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Additionally there was a decrease in the sales, distribution and administrative costs as a percentage of net revenues for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

EBIT is a measure used by our management to measure operating performance. EBIT is defined as net income (loss) plus interest expense, loss on early retirement of debt and income taxes. EBIT is not a recognized term under Generally Accepted Accounting Principles (“GAAP”) and does not purport to be an alternative net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

The following table provides a reconciliation from net loss to EBIT:

(in thousands)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net loss	$(37,991)	$(32,343)
Interest expense, net	65,236	66,624
Loss on early retirement of debt	44,221	—
Income tax expense	1,167	1,190

EBIT	$72,633	$35,471

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

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

(in thousands)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net cash provided by (used in) operating activities	$37,289	$(1,479)
Net cash used in investing activities	(49,122)	(62,123)
Net cash provided by financing activities	606	58,745

Net decrease in cash and equivalents	(11,227)	(4,857)
Cash and equivalents at beginning of period	27,080	29,096

Cash and equivalents at end of period	$15,853	$24,239

In the six months ended June 30, 2013, our free cash flow was $(11.8) million. For the six months ended June 30, 2012 our free cash flow was $(63.5) million. See discussion below on changes in the components of free cash flow; net cash provided by operations and purchases of patient service equipment and property, equipment and improvements. Free cash flow is a financial measure which is not calculated in accordance with GAAP. Free cash flow is defined as cash provided by operating activities less purchases of patient service equipment and property, equipment and improvements, net of proceeds from the sale of patient service equipment and other exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with GAAP. Further, free cash flow may not be comparable to similarly titled measures used by other companies.

A table reconciling free cash flow to net cash provided by operating activities is presented below:

(in thousands)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Reconciliation — Free Cash Flow:
Net loss	$(37,991)	$(32,343)
Non-cash items	136,199	87,593
Change in operating assets and liabilities	(60,919)	(56,729)

Net cash provided by (used in) operating activities	37,289	(1,479)
Less: Purchases of patient service equipment, property, equipment and improvements net of proceeds from sale of patient service equipment and other	(49,122)	(62,002)

Free cash flow	$(11,833)	$(63,481)

The Six Months Ended June 30, 2013 Results Compared to the Six Months Ended June 30, 2012

Net cash provided by operating activities in the six months ended June 30, 2013 was $37.3 million compared to $1.5 million used in the six months ended June 30, 2012, an increase of $38.8 million. The increase in net cash provided by operating activities resulted from a $43.0 million increase in the provision of cash from net income and non-cash items to a $98.2 million provision in 2013 from a $55.2 provision in 2012, partially offset by a $4.2 million increase in cash used related to the change in operating assets and liabilities to a $60.9 million use of cash in 2013 from a $56.7 million use of cash in 2012.

The $4.2 million increase in cash used by the change in operating assets and liabilities consisted primarily of the following:

•

$18.8 million increase in cash used by accounts payable to a $10.0 million use of cash in the six months ended June 30, 2013 from a $8.8 million provision of cash in the six months ended June 30, 2012. The increase was primarily due to the timing of payments on invoices.

•

$15.3 million increase in cash used by prepaid expenses and other assets to a $7.4 million use of cash in the six months ended June 30, 2013 from a $7.9 million provision of cash in the six months ended June 30, 2012. The increase was primarily due to the reduction of certain prepaid balances in the prior year.

•

$8.8 million increase in cash used by accrued expenses to a $4.4 million use of cash in the six months ended June 30, 2013 from a $4.4 million provision of cash in the six months ended June 30, 2012. The increase was primarily due to the timing of payments on invoices.

Offset by:

•

$33.0 million decrease in cash used by accounts receivable to a $25.8 million use of cash in the six months ended June 30, 2013 from a $58.8 million use of cash in the six months ended June 30, 2012. The decrease was primarily due to our continuing focus on improvement of our billing and collections function.

•

$6.8 million decrease in cash used by inventories to a $4.9 million use of cash in the six months ended June 30, 2013 from a $11.7 million use of cash in the six months ended June 30, 2012. The decrease was primarily due to planned reduction of retail inventories.

Net cash used in investing activities in the six months ended June 30, 2013 was $49.1 million, compared to $62.1 million in the six months ended June 30, 2012. The primary use of funds in 2013 was $70.5 million to purchase patient service equipment and property equipment and improvements; $56.2 million related to patient service equipment to support revenue growth; and $14.3 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. This was partially offset by proceeds from the sale of patient service equipment and other of $21.3 million. The primary use of funds in 2012 was $85.1 million to purchase patient service equipment and property equipment and improvements; $69.6 million related to patient service equipment; and $15.5 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. This was partially offset by proceeds from the sale of patient service equipment and other of $23.1 million.

In 2013, net cash provided by financing activities in the six months ended June 30, 2013 was $0.6 million compared to $58.7 million provision of cash in the six months ended June 30, 2012. Cash provided in financing activities in 2013 was primarily related to proceeds from the Senior Secured Term Loan and net borrowings on our ABL facility, partially offset by payments on the Series A-1 and A-2 Notes, debt issuance costs related to the Senior Secured Term Loan premium on early retirement of the Series A-1 and A-2 Notes, and original issue discount associated with the Senior Secured Term Loan. Cash provided in 2012 was primarily related to the net borrowings on our ABL facility.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts decreased to $392.5 million as of June 30, 2013 from $397.4 million at December 31, 2012. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the rolling average of total net revenues) were 49 days at June 30, 2013 and 51 days at December 31, 2012. The decrease in accounts receivable and days sales outstanding are primarily due to favorable overall cash collections partially offset by an increase in patient pay accounts receivable due to the normal seasonality of patient deductibles and copays.

Accounts aged in excess of 180 days expressed as percentages of total receivables for certain major payor categories, and in total, are as follows:

	June 30, 2013	December 31, 2012
Total	20.6%	21.8%
Medicare	12.8%	17.2%
Medicaid	4.5%	15.7%
Patient self pay	29.2%	31.5%
Managed care/other	22.7%	22.5%

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $52.1 million at June 30, 2013 and $56.8 million at December 31, 2012. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability.

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

Long-term Debt.

Senior Secured Term Loan. On April 5, 2013, we entered into a senior secured credit agreement (the “Senior Secured Term Loan”), among Apria, as borrower, Sky Acquisition LLC, as parent, the other guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, U.S. Bank National Association as collateral agent, certain other agents party thereto and a syndicate of financial institutions and institutional lenders.

On April 5, 2013, we borrowed $900.0 million in aggregate principal amount of term loans under the Senior Secured Term Loan. At our option we may borrow additional term loans under the Senior Secured Term Loan, subject to certain customary conditions, including consent of the lenders providing such additional term loans, in an amount not to exceed $175.0 million, plus the aggregate principal amount of voluntary prepayments of term loans on or prior to such time, plus additional amounts subject to compliance on a pro forma basis with certain financial ratio tests.

Borrowings under the Senior Secured Term Loan bear interest at a fluctuating rate per annum equal to, at our option (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (c) the one month LIBOR Rate plus 1.00% (provided that in no event shall such base rate with respect to the initial Term Loans be less than 2.25% per annum), in each case plus an applicable margin of 4.50% or (ii) a LIBOR Rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the initial Term Loans be less than 1.25% per annum) plus an applicable margin of 5.50%.

The Senior Secured Term Loan will mature on April 5, 2020 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of term loans, with the balance payable on the final maturity date; provided that the Senior Secured Term Loan provides the right for individual lenders to agree to extend the maturity date of their outstanding term loans upon our request and without the consent of any other lender, subject to customary terms and conditions.

All of our obligations under the Senior Secured Term Loan (i) are unconditionally guaranteed by our parent and substantially all of its existing and future, direct and indirect, wholly-owned domestic restricted subsidiaries and (ii) are secured, subject to certain exceptions, by substantially all of our assets and the assets of the guarantors.

The Senior Secured Term Loan is entitled to a priority of payment over the Series A-2 Notes in certain circumstances, including upon any acceleration of the obligations in respect of the Senior Secured Term Loan, the Series A-2 Notes or any bankruptcy or insolvency event or default with respect to Apria or any guarantor of the Senior Secured Term Loan and the Series A-2 Notes.

The Senior Secured Term Loan includes a financial maintenance covenant that prohibits our consolidated first priority net leverage ratio as of the last day of any test period of four consecutive fiscal quarters (commencing with the test period ending September 30, 2013) to exceed 5.50 to 1.00.

The Senior Secured Term Loan also include customary negative covenants that, subject to significant exceptions, limit our ability and the ability of our parent and subsidiaries to, among other things: incur liens; make investments or loans; incur, assume or permit to exist additional indebtedness or guarantees; and pay dividends, make payments or redeem or repurchase capital stock.

Under the terms of the Senior Secured Term Loan, outstanding loans under the Senior Secured Term Loan may be accelerated if more than $75.0 million of the Series A-2 Notes remain outstanding on or after September 2, 2014.

We used proceeds from the borrowings under the Senior Secured Term Loan to: (i) redeem all of our outstanding 11.25% Senior Secured Notes due 2014 (Series A-1) (the “Series A-1 Notes”); (ii) redeem an aggregate principal amount of $160.0 million of our outstanding 12.375% Senior Secured Notes due 2014 (Series A-2) (the “Series A-2 Notes” and, together with the Series A-1 Notes, the “Notes”); and (iii) pay fees and expenses associated with the entering into the Senior Secured Term Loan and the redemption of the Notes.

In connection with the redemption of the Series A-1 Notes and a portion of the Series A-2 Notes, we paid $24.6 million of premiums to the holders of such Series A-1 Notes and Series A-2 Notes. In addition, we wrote-off $19.6 million of unamortized debt issuance costs related to the Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed. Such amounts are included in Interest Expense on our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2013.

Borrowings under the Senior Secured Term Loan were incurred with an original issue discount of $9.0 million. We incurred $10.6 million of debt issuance costs in connection with the Senior Secured Term Loan.

Series A-1 Notes and Series A-2 Notes. Series A-1 Notes and Series A-2 Notes were issued by us in May 2009 and August 2009, respectively. On April 5, 2013, all Series A-1 Notes and $160.0 million of Series A-2 Notes were refinanced using the proceeds of the Senior Secured Term Loan as described above. As of June 30, 2013, we had $157.5 million of aggregate principal amount of the Series A-2 Notes outstanding. The Series A-1 Notes and the Series A-2 Notes bear interest at a rate equal to 11.25% per annum and 12.375% per annum, respectively. The indenture governing the Series A-1 Notes and the Series A-2 Notes, among other restrictions, limits our ability and the ability of its restricted subsidiaries to:

•	incur additional debt;

•	pay dividends and make other distributions;

•	make certain investments;

•	repurchase our stock;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of our subsidiaries to make dividends or other payments to us; and

•	transfer or sell assets.

Subject to certain exceptions, the indenture governing the Series A-2 Notes permits us and our restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness.

Substantially all of our 100%-owned subsidiaries (the “Guarantors”) jointly and severally, unconditionally guarantee the Series A-2 Notes on a senior secured basis. The Guarantors also guarantee our ABL Facility.

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

The ABL Facility provides for revolving credit financing of up to $250.0 million, subject to borrowing base availability, with a maturity of the earlier of (a) five years and (b) 90 days prior to the earliest maturity of our outstanding Senior Secured Term Loan and Series A-2 Notes, and includes both a letter of credit and swingline loan sub-facility. The borrowing base at any time is equal to the sum (subject to certain reserves and other adjustments) of (i) 85% of eligible receivables, (ii) the least of (a) 85% of eligible self-pay accounts, (b) 10% of the borrowing base, (c) $25,000,000 and (d) the aggregate amount of self-pay accounts collected within the previous 90 days, (iii) the lesser of (a) 85% of eligible accounts invoiced but unpaid for more than 180 days but less than 360 days and (b) 10% of eligible accounts invoiced but unpaid for 180 days or less and (iv) the lesser of (a) 85% of the net orderly liquidation value of eligible inventory and (b) $35.0 million.

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

As of June 30, 2013, there was $30.0 million outstanding under the ABL Facility, outstanding letters of credit totaled $23.5 million and additional availability under the ABL Facility, subject to the borrowing base, was $196.5 million. As of June 30, 2013, the available borrowing base did not constrain our ability to borrow the entire $196.5 million of available borrowing capacity under our ABL Facility. At June 30, 2013, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility. Under the terms of our ABL Facility, loans outstanding under the ABL Facility may be accelerated if any Series A-2 Notes remain outstanding on or after August 1, 2014.

As market conditions warrant, we and our major equity holders, including the Sponsor and its affiliates, may from time to time, depending upon market conditions, seek to refinance or repurchase our debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

Covenant Compliance. Under the indenture governing our Series A-2 Notes and under the credit agreements governing our ABL Facility and the Senior Secured Term Loan, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

“Adjusted EBITDA” is defined as net income (loss), plus interest expense, net, loss on early retirement of debt, provision (benefit) for income taxes and depreciation and amortization, further adjusted for certain other non-cash items, costs incurred related to initiatives, cost reduction and other adjustment items that are permitted by the covenants included in the indenture governing the Series A-2 Notes and the credit agreements governing our ABL Facility and the Senior Secured Term Loan.

We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in the indenture governing our Series A-2 Notes and in the credit agreements governing our ABL Facility and the Senior Secured Term Loan. Adjusted EBITDA is a material component of these covenants. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner.

Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

The following table provides a reconciliation from our net loss to Adjusted EBITDA:

(in thousands)	Three Months Ended June 30, 2013	Twelve Months Ended June 30, 2013
Net loss(a)	$(36,098)	$(266,064)
Interest expense, net(b)	31,534	132,131
Loss on early retirement of debt(c)	44,221	44,221
Income tax expense (benefit)	913	(130,928)
Depreciation and amortization	29,903	112,179
Non-cash impairment charges(d)	—	350,000
Non-cash items(e)	7,647	24,410
Costs incurred related to initiatives and non-recurring items(f)	9,979	36,311
Other adjustments(g)	1,749	6,996
Projected cost savings and synergies(h)	934	1,991

Adjusted EBITDA	$90,782	$311,247

(a)	Net loss for the twelve months ended June 30, 2013 reflects the following non-cash impairment charges based on the results of our 2012 annual impairment testing and the tax impact associated with the impairment charge:

(i)	Trade name impairment of $350.0 million, $270.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million which relates to the home infusion therapy reporting unit; and

(ii)	Tax benefit of $130.9 million relating to the intangible impairment.

All of these items resulted in a $219.1 million increase in our net loss in the twelve months ended June 30, 2013.

Net loss for the twelve months ended June 30, 2013 consists of the following quarterly net loss amounts: $(175,711) for the three months ended September 30, 2012; $(52,362) for the three months ended December 31, 2012; $(1,893) for the three months ended March 31, 2013; and $(36,098) for the three months ended June 30, 2013.

(b)	Reflects $32.2 million of interest expense, net of $0.6 million of interest income for the three months ended June 30, 2013. Reflects $134.0 million of interest expense, net of $1.8 million of interest income for the twelve months ended June 30, 2013.
(c)	Reflects $24.6 million of premiums paid to the holder of the redeemed Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed for the three and twelve months ended June 30, 2013. Reflects $19.6 million of unamortized debt issuance costs related to the Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed in the three and twelve months ended June 30, 2013.
(d)	Reflects the $350.0 million non-cash impairment described in (a) above.
(e)	Non-cash items are comprised of the following:

(in thousands)	Three Months Ended June 30, 2013	Twelve Months Ended June 30, 2013
Profit interest units compensation expense	$1,424	$4,699
Loss on patient service equipment, disposition of assets and other(i)	6,223	19,711

Total non-cash items	$7,647	$24,410

(i)	Primarily represents the net book value of our patient service equipment upon sale, disposal or write-off, which is a non-cash expense included within cost of net revenues in our consolidated statements of operations.

(f)	Costs incurred related to initiatives and non-recurring items are comprised of the following:

(in thousands)	Three Months Ended June 30, 2013	Twelve Months Ended June 30, 2013
Costs and expenses related to initiatives(i)	$9,671	$30,677
Executive severance and retention(ii)	308	5,634

Total costs incurred related to initiatives and non-recurring items	$9,979	$36,311

(i)	Primarily represents salaries and wages, severance, relocation consulting fees and other expenses for the three and twelve months ended June 30, 2013, primarily related to five projects: (1) professional fees related to certain corporate matters; (2) strategic reductions in workforce in our home respiratory therapy and home medical equipment business; (3) transition of our enteral business to the infusion division; (4) a new billing and collections system for our home infusion therapy business; and (5) centralization of our admissions process for our home infusion therapy business.

(ii)	Represents executive severance and retention expense for the three and twelve months ended June 30, 2013.

(g)	Other adjustment items primarily related to the sponsor management fee of $1.8 million and $7.0 million for the three and twelve months ended June 30, 2013.
(h)	Represents projected net cost savings and synergies to be realized in connection with acquisitions and cost saving, restructuring and other similar initiatives, primarily related to procurement savings.

Business Combinations and Asset Purchases. We periodically acquire complementary businesses. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Customer lists, favorable lease arrangements and patient referral sources are being amortized over the period of their expected benefit. During the six months ended June 30, 2013 and June 30, 2012, we purchased certain assets of a business for $0.0 million and $0.1 million, respectively.

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

Contractual Cash Obligations. The following table summarizes the long-term cash payment obligations to which we are contractually bound. The years presented below represent a 6-month period ending December 31, 2013 and 12-month periods in subsequent periods.

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Totals
Senior Secured Term Loan(1)	$5	$18	$18	$859	$900
Interest Payments on Senior Secured Term Loan(1)	30	120	117	143	410
Operating Leases	29	94	50	15	188
Purchase Obligations(2)	19	68	50	29	166
Series A-2 Notes(3)	—	158	—	—	158
Interest Payments on Series A-2 Notes(3)	10	19	—	—	29
Amended ABL Facility(4)(5)	30	—	—	—	30
Fees on ABL Facility(4)(5)	1	1	—	—	2
Capitalized Leases(6)	—	—	—	—	—
Unrecognized Tax Benefits(7)	—	—	—	—	—

Total Contractual Cash Obligations	$124	$478	$235	$1,046	$1,883

(1)	On April 5, 2013, we entered into a senior secured credit agreement and borrowed $900.0 million in aggregate principal amount of term loans (“Senior Secured Term Loan”) from the lenders under this credit agreement. Interest payments on the Senior Secured Term Loan will total approximately $61 million annually until the term note matures on April 1, 2020. The effective interest rate at April 5, 2013 was 6.75%. Additionally, there is a 1% paydown feature on the original principal of the loan due quarterly.
(2)	The purchase obligations primarily relate to approximately $136 million we expect to pay under an agreement with Dell Services (formerly Perot Systems) and approximately $30 million we expect to pay under an agreement with Serco (formerly Intelenet). However, if we terminated the agreements, the required obligation to vendors could be reduced to approximately $14.6 million for Dell Systems and $6.7 million for Serco.
(3)	Represents aggregate interest payments on $157.5 million of the Series A-2 Notes issued in August 2009 that is paid semi-annually in May and November. Interest payments on the Series A-2 Notes will total approximately $19 million annually until the Series A-2 Notes mature on November 1, 2014. The interest rate on the Series A-2 Note is 12.375%. During the three months ended June 30, 2013, we redeemed all of our outstanding Series A-1 Notes and an aggregate principal amount of $160.0 million of the outstanding Series A-2 Notes.

(4)	Borrowings under the Amended ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 1/2 of 1%, plus an applicable margin of 1.00% to 1.50% based on the average excess availability (currently 1.00%) or (b) a LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.00% to 2.50% based on average excess availability (currently 2.00%). The applicable margin for borrowings under our ABL Facility is subject to step ups and step downs based on average excess availability under the ABL Facility. The fees payable on the Amended ABL Facility are based on an assumed fee for undrawn amounts of 0.50%, which represents the fees payable under the Amended ABL Facility assuming no borrowings or drawn letters of credit. We are required to pay a commitment fee on the Amended ABL Facility, in respect of the unutilized commitments there under, ranging from 0.375% to 0.50% per annum, which fee is determined based on the utilization of our Amended ABL Facility (increasing when utilization is low and decreasing when utilization is high). The fees also include an administrative fee which is paid quarterly.
(5)	The actual amounts of interest and fee payments under the ABL Facility will ultimately depend on the amount of debt and letters of credit outstanding and the interest rates in effect during each period. We are also required to pay customary letter of credit fees equal to the applicable margin on LIBOR loans and certain agency fees.
(6)	Less than $1 million.
(7)	Gross unrecognized tax benefits of $7.3 million are included within “Income Taxes Payable and Other Non-current Liabilities” in the total liabilities section of our June 30, 2013 consolidated balance sheet. The entire $7.3 million amount is not reflected in the contractual cash obligations table above since we cannot make a reliable estimate of the period in which cash payments will occur.

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

At June 30, 2013, there was $30.0 million outstanding under our ABL Facility. As of August 5, 2013, there was approximately $42.0 million outstanding under the ABL Facility. The credit agreement governing the ABL Facility provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the credit agreement governing the ABL Facility. At June 30, 2013, any outstanding borrowings under the ABL Facility would have been tied to the Bank of America prime rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term Debt.” In addition, on April 5, 2013, we borrowed $900.0 million in aggregate principal amount of term loans under the new senior secured credit agreement. Borrowings under the Credit Agreement bear interest at a fluctuating rate per annum equal to, at the Company’s option (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (c) the one month LIBOR Rate plus 1.00% (provided that in no event shall such base rate with respect to the initial Term Loans be less than 2.25% per annum), in each case plus an applicable margin of 4.50% or (ii) a LIBOR Rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the initial Term Loans be less than 1.25% per annum) plus an applicable margin of 5.50%.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Round 2 of the DMEPOS competitive bidding program includes the majority of the same product categories as the Round 1 Rebid, but also includes: (i) a new product category including standard power wheelchairs and manual wheelchairs, (ii) Negative Pressure Wound Therapy, (iii) Support Surfaces (Group 2 mattresses and overlays) in all Round 2 markets and (iv) a national mail order competition for diabetic supplies. CMS announced the Single Payment Amounts (“SPAs”) for Round 2 on January 30, 2013, at which time the agency began the contract offer process. In early April 2013, CMS announced the Round 2 contract suppliers and issued them formal three-year contracts. The new Round 2 rates and guidelines took effect on July 1, 2013. We were offered a significant number of contracts in Round 2 and estimate that approximately $122 million of our net revenues for the fiscal year ending December 31, 2012 are subject to Round 2 competitive bidding. CMS reported that the average payment reduction for Round 2 will be 45%. After applying the actual SPAs for each impacted CBA to our actual 2012 revenue for the product categories included in the bidding program, the Company estimates that the annual Round 2 revenue reduction will be $57 million before any changes in volume are accounted for. The extent of the industry-wide competitive bidding reductions will likely have a profound effect on our competitors as well as on us.

In April 2012, CMS announced the timeline and product categories for the “recompete” of the Round 1 Rebid contracts and an associated schedule. CMS concluded the bid submission process in the fourth quarter of 2012. New rates for the Round 1 Recompete have not yet been announced but are scheduled to take effect on January 1, 2014. We cannot estimate the impact of the Round 1 Recompete’s new rates on our business until the government publishes the results of that bidding round. The Reform Package also made changes to the competitive bidding program and requires that all areas of the country are subject either to DMEPOS competitive bidding or payment rate adjustments using competitive bid pricing by 2016. However, the Secretary of Health and Human Services is also required to publish a proposed rule outlining the methodology to be used for such a program expansion. At this time, we cannot quantify what negative impact, if any, future program revisions will have upon our revenue or operations, but such impact would likely be material.

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

The Reform Package makes a number of changes to how certain of our products will be reimbursed by Medicare. As discussed above, the Reform Package made changes to the Medicare durable medical equipment CPI adjustment for 2011 and each subsequent year based upon the CPI-U reduced by a new multi-factor productivity adjustment which may result in negative updates. The Obama Administration’s 2014 fiscal budget proposal would change the way the government calculates measures of inflation for government programs, among other things. As compared to the current CPI method, the switch in the inflation formula would cut spending on government programs by $130 billion over 10 years. At this time, it is unclear how this change, if implemented, would impact annual DMEPOS payment updates. It is possible that such a change, if implemented, could have an adverse impact on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

In an effort to further strengthen the integrity of the Medicare program, the Reform Package includes additional requirements concerning physician enrollment and certain mandatory face-to-face patient/physician visits in conjunction with the ordering of durable medical equipment not currently subject to such requirements. These provisions have been and will continue to be the subject of rulemaking and are a high priority for the American Association for Homecare and other industry representative organizations. We expect the Administration to continue to enhance its oversight efforts and we strive to incorporate any necessary changes into its overall policies, procedures, corporate compliance and internal audit programs on a regular basis.

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

Also, the number of the uninsured in the United States and the advent of additional high deductible health plans offered by employers has had an impact on certain healthcare services and products that may be more discretionary in nature. This has resulted in a slowing down of certain growth rates due to the patients’ more limited ability to pay the associated out-of-pocket fees. This could continue as the number of uninsured persons remains high even after the Reform Package becomes more fully implemented.

We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us.

As a result of continuing reductions in payor reimbursement, we, like many other healthcare companies, are making substantial efforts to reduce our costs in providing healthcare services and products. Many managed care organizations and insurers also regularly attempt to seek reductions in the prices at which we provide services to them and their patients. Some managed care organizations and insurers also propose to limit coverage for our products and services and implement onerous payment rules, policies, administrative burdens, audits and other requirements that adversely impact our reimbursement and increase our costs of providing services and products. In addition to this increasing pressure to reduce costs, the use by managed care payors of benefit managers and other intermediaries is also increasing and may adversely impact us, including for example by imposing of burdensome reimbursement or utilization management policies we must comply with and adverse changes in our participation status with managed care organizations and insurers. We have a large number of contractual arrangements with managed care organizations and other parties, which represented approximately 71% of our total net revenues for the six months ended June 30, 2013 and 2012, and we expect that we will continue to enter into more of these contractual arrangements. Many of these contracts allow, usually after due notice, for payors to alter their payment policies (or newly enforced policies that were previously enacted). We could be materially adversely affected by adverse payment policy practices. Also, the Reform Package significantly reduces the government’s payment rates to Medicare Advantage plans. Other provisions impose minimum medical-loss ratios, state and federal premium review procedures and benefit requirements on insurers. Mandatory sequestration and its associated price reductions will accelerate the risk of further pricing pressure on managed care payors and on us. These public policy changes have unpredictable effects on the insurance industry on which we rely. There can be no assurance that we will retain or obtain Medicare Advantage or other such managed care contracts or that such plans will not attempt to further reduce the rates they pay to providers. In addition, if we are unable to successfully reduce our costs, we may be unable to continue to provide services directly to patients of certain payors or through these contractual arrangements. This would have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

We launched a substantial multi-year cost reduction plan in late 2007 across a number of identified initiatives realizing approximately $197.7 million in annualized pre-tax savings through June 30, 2013. As of June 30, 2013 we have approximately $2.0 million of projected costs savings and synergies remaining. Because of the ongoing reimbursement pressures on our industry, we plan to implement additional changes in our operating model to further reduce our costs. Projected cost savings associated with our future initiatives are subject to a variety of risks, including:

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

We continue to seek opportunities to streamline our organizational structure and operations. We have taken certain steps designed to further separate our two reporting units to enable them to function more autonomously and achieve certain operating efficiencies. For example, July 1, 2013, we separated and transferred the assets and operations of our enteral nutrition business to certain of our wholly-owned subsidiaries. We expect these efforts to continue throughout 2013. If we fail to implement our reorganization plans, at the cost or within the time periods expected, we may not be able to achieve the expected results. In addition, we expect to incur substantial costs in connection with our reorganization plans.

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

Beginning in 2009, we outsourced certain billing, collections and other administrative and clerical services to Intelenet (now Serco) and certain information systems functions to Perot Systems Corporation (now Dell Services), both of which perform many of these services outside of the United States. Operations in other parts of the world involve certain regional geopolitical risks that are different than operating in the United States, including the possibility of civil unrest, terrorism and substantial regulation by the individual governments. In addition, federal and state regulators have expressed concerns regarding the impact of offshoring on American business in general, including, for example, job loss, security and privacy concerns. During 2010, we experienced negative reactions from federal and state regulators, payors, patients and referral sources as a result of the actual or perceived concerns caused by the outsourcing of portions of our business operations related to certain billing, collections and other administrative and clerical services and we experienced increases in accounts receivable, reserves, write-offs of accounts receivable and loss of revenues. Accordingly, we determined to return certain of these outsourced functions to our personnel in the United States. This transition resulted in various one-time costs and operational inefficiencies that impacted our results in 2011 and 2012.

Our Failure to Maintain Required Licenses Could Impact Our Operations.

We are required to maintain a significant number of state and/or federal licenses for our operations and facilities. Certain employees—primarily those with clinical expertise in pharmacy, nursing, respiratory therapy and nutrition—are required to maintain licenses in the states in which they practice. We manage the facility licensing function centrally. In addition, individual clinical employees are responsible for obtaining, maintaining and renewing their professional licenses and we also have processes in place designed to notify branch or pharmacy managers of renewal dates for the clinical employees under their supervision. State and federal licensing requirements are complex and often open to subjective interpretation by various regulatory agencies. Accurate licensure is also a critical threshold issue for the Medicare competitive bidding program. In fact, in late June, CMS voided almost a third of the contracts issued to unlicensed competitive bidding contract suppliers in the state of Tennessee; we were not among them as our licenses were in order. From time to time, we may also become subject to new or different licensing requirements due to legislative or regulatory requirements developments or changes in our business, and such developments may cause us to make further changes in our business, the results of which may be material. Although we believe we have appropriate systems in place to monitor licensure, violations of licensing requirements may occur and our failure to acquire or maintain appropriate licensure for our operations, facilities and clinicians could result in interruptions in our operations, refunds to state and/or federal payors, sanctions or fines or the inability to serve Medicare beneficiaries in competitive bidding markets which could have an adverse material impact on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Our Failure to Maintain Accreditation Could Impact Our Operations.

Accreditation is required by most of our managed care payors and became a mandatory requirement for all Medicare DMEPOS providers effective October 1, 2009. In June 2013, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission, and the Commission renewed our accreditation for another three years. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. In late June 2013, we celebrated our 25th anniversary of continuous accreditation by The Joint Commission—more years than any other homecare provider. If we or any of our branches lose accreditation, or if any of our new branches are unable to become accredited, our failure to maintain accreditation or become accredited could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Political and Economic Conditions As Well As Significant Global or Regional Developments Such As Economic and Political Events, International Conflicts, Natural Disasters That are Out of Our Control and the Ongoing Number of the Uninsured Could Adversely Affect Our Revenue and Results of Operations and Overall Financial Growth and Could Have a Material Adverse Effect on Us.

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

The Budget Control Act of 2011 authorized increases in the United States’ debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Committee, a bipartisan committee consisting of twelve Members of Congress instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012—2021. Because Congress and the President failed to enact legislation reducing the deficit by at least $1.2 trillion over the ten-year period of fiscal years 2012 – 2021 by the January 15, 2012 deadline, automatic spending reductions in fiscal years 2013 – 2021 through sequestration, the required cancellation of budgetary resources, were triggered. Under sequestration, certain federal programs are protected, including Medicaid. However, effective April 1, 2013, sequestration caused payments to Medicare providers and suppliers to be reduced by 2%. Unless Congress takes action to change the law, federal spending will be subject to sequestration until fiscal year 2022. These reductions, along with any further reductions in provider and supplier reimbursement rates under federal healthcare programs, could have a material adverse effect on our financial condition and results of operations.

The unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies. During that period, many economies around the world, including the U.S. economy, experienced significant declines in employment, household wealth and lending. While the adverse effects of that period have abated to a degree, global financial markets continued to experience significant volatility. There continue to be lingering signs of economic weakness in the U.S., Europe and other global markets, such as relatively high levels of unemployment. There can be no assurance that the conditions in the financial markets will not impair our ability to obtain financing in the future, including, but not limited to, our ability to draw on funds under our ABL Facility and our ability to incur additional indebtedness. If conditions in the global economy, U.S. economy or other key markets remain uncertain, we could experience material adverse impacts on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

We Experience Competition From Numerous Other Home Respiratory/Home Medical Equipment and Home Infusion Therapy Service Providers, Other Providers and Retailers, and This Competition Could Adversely Affect Our Revenues and Our Business.

The home respiratory/home medical equipment and home infusion therapy markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. We believe that the primary competitive factors are quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of our competitors may now or in the future have greater financial or marketing resources than we do. In addition, in certain markets, competitors may have more effective sales and marketing activities. Our largest national home respiratory/home medical equipment provider competitors are American HomePatient, Inc., Lincare Holdings, Inc. and Rotech Healthcare Inc. Our largest competitors in the home infusion therapy service market are Walgreens Home Care, Medco/Express Scripts and Bioscript. The rest of the homecare market in the United States consists of several medium-size competitors, as well as numerous small (under $3.5 million in annual revenues) local operations. The Medicare DMEPOS Competitive Bidding program also facilitated the entrance of new competitors into the marketplace, including retailers and small companies with alternative business models. There are relatively few barriers to entry in local home healthcare markets. Hospitals and health systems are routinely seeking to provide coverage and better control of post acute healthcare services, including homecare services of the types we provide. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value based purchasing and other payment systems. For example, the Reform Package introduced various new payment and delivery system models, including Accountable Care Organizations (“ACOs”). ACOs can share in savings, assuming certain quality metrics are met or exceeded. The shared savings feature in ACOs causes them to reduce the amount of services they refer to us. ACOs may be formed by a variety of providers and/or suppliers, including hospitals and health systems, as well as home respiratory, home medical equipment and home infusion therapy service providers. Although participation in an ACO is voluntary, participation by our competitors in an ACO in certain markets may force us to participate as well or face a loss of business from ACO participants who are unwilling to refer to non-ACO participants. Even when we do participate, we may lose business if we do not meet the quality metrics that ACOs must earn to share in any savings they achieve. Moreover, commensurate with the formation of an ACO, physicians and/or hospitals may decide to provide home healthcare services through a newly developed capacity owned and/or controlled by themselves in a vertically integrated model. Similar programs may be adopted by other governmental, state and commercial payors, and we cannot predict the impact, if any, of such new models on our business. In addition, some managed care payors are developing their own pharmacy benefit managers (“PBMs”) or are expanding their contractual relationships with PBMs, and those PBMs then expand their scope of services into new areas such as specialty infusion and compete with us. We cannot assure you that these and other industry changes and the competitive nature of the homecare environment will not adversely affect our revenues and our business.

Our Business Operations are Labor Intensive. Difficulty Hiring Enough Additional Management and Other Employees, Increasing Costs of Compensation or Employee Benefits, and the Potential Impact of Unionization and Organizing Activities Could Have an Adverse Effect on Our Costs and Results of Operations.

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other employees. One of our largest costs is in the payment of salaries and benefits to our approximately 13,100 employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates among certain employee groups. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely be adversely affected. Despite the IRS’s recently-announced one-year delay of the employer mandate and its associated reporting requirements, the Reform Package may materially increase our cost of providing health benefits to our employees and their dependents. In addition, union organizing activities have occurred in the past and may occur in the future, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

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

We May Be Required to Take Significant Write Downs in Connection with Impairment of our Goodwill, Intangible or Other Long-lived Assets.

Goodwill, intangible and other long-lived assets comprise a significant portion of our total assets. Intangible assets include trade names, capitated relationships, payor relationships, leasehold interest, customer lists and accreditations with commissions. An impairment review of goodwill and indefinite-lived intangible assets is conducted as of the first day of the fourth quarter of each year and more frequently if events or changes in circumstances indicate that their carrying value may not be recoverable. Intangible assets with a finite life and other long-lived assets are tested for recoverability whenever changes in circumstances indicate that their carrying value may not be fully recoverable.

In connection with the impairment testing for the year ended December 31, 2011 and for the year ended December 31, 2012, we recorded non-cash impairment charges totaling $1,007.9 million, of which $657.9 million related to the year ended December 31, 2011 and $350.0 million related to the year ended December 31, 2012.

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

Investment funds affiliated with the Sponsor collectively own a substantial majority of our capital stock, and the Sponsor designees hold a majority of the seats on our board of directors. As a result, affiliates of the Sponsor have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of our Notes believe that any such transactions are in their own best interests. For example, affiliates of the Sponsor could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with the Sponsor continue to indirectly own a significant amount of the outstanding shares of our common stock, affiliates of the Sponsor will continue to be able to strongly influence or effectively control our decisions. The indenture governing the Notes and the credit agreements governing our ABL Facility and the Senior Secured Term Loan permit us to pay advisory and other fees, dividends and make other restricted payments to the Sponsor under certain circumstances and the Sponsor or its affiliates may have an interest in our doing so. In addition, the Sponsor has no obligation to provide us with any additional debt or equity financing.

Additionally, the Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. For example, until mid-2011 affiliates of the Sponsor controlled Intelenet, an Indian company with which we contracted in 2009 to assist us with the outsourcing of certain revenue management functions. In July 2011, an affiliate of the Sponsor, along with other shareholders of Intelenet, sold Intelenet to Serco Group PLC, an international services company, which merged Intelenet into one of its affiliates in April 2013. The affiliate of the Sponsor may receive additional payments based on the performance of Intelenet/Serco through 2013. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The holders of the Notes should consider that the interests of the Sponsor and other members of the Investor Group may differ from their interests in material respects.

It is Becoming more Difficult to Retain Certain Hospital-Based Referral Revenue.

For over a decade, we implemented a contractual business model with a number of hospitals which facilitates continuity of care and quality for patients who are being discharged from those hospitals to the homecare setting. We discontinued most of these arrangements in 2009. In these cases, we attempt to continue working closely with the hospitals to accept discharges for their patients who require our services. However, the dissolution of a contractual relationship may result in the decision by hospitals to refer patients to our competitors in lieu of or in addition to us. In addition, some hospitals are expanding the scope and geographic coverage of their existing home infusion and durable medical equipment businesses, or establishing new such affiliates, with the result that they refer their discharged patients to these affiliated home healthcare businesses and reduce their referrals to other providers like us. Also, hospitals’ strategies include the acquisition of physician practices, making it easier to control the referral process when ancillary patient services are needed. We are not able to predict whether the discontinuance of any additional hospital arrangements or the increasing competition from hospitals will have a material impact on our overall operational and financial results.

Our Payor Contracts are Subject to Renegotiation or Termination Which Could Result in a Decrease in Our Revenue and Profits.

From time to time, our payor contracts are amended (sometimes by unilateral action by payors regarding payment policy), renegotiated, subjected to a bidding process with our competitors, or terminated altogether. Sometimes in the renegotiation process, certain lines of business may not be renewed or a payor may enlarge its provider network or otherwise adversely change the way it conducts its business with us. In other cases, a payor may reduce its provider network in exchange for lower payment rates. Our revenue from a payor may also be adversely affected if the payor alters its utilization management expectations and/or administrative procedures for payments and audits, changes its order of preference among the providers to which it refers business or imposes a third party administrator, network manager or other intermediary. Other payors have attempted to adopt policies or payment rates associated with government payors such as Medicare. Any reduction in our projected home respiratory therapy/home medical equipment reporting unit revenues as a result of these or other factors could lead to a further impairment of the value of our intangible assets which would result in a further decrease in these assets on our balance sheet. We cannot assure you that we will not have another such impairment charge or that our payor contracts will not be terminated or altered in ways that are unfavorable to us as a result of renegotiation or such administrative changes. Payors may decide to refer business to their owned provider subsidiaries such as for specialty pharmaceuticals and/or their owned pharmacy benefit managers or specialty benefit management companies. Some payors have developed or acquired an ownership interest in our competitors or administrative intermediaries. These activities could materially reduce our revenue from these payors.

Risks Relating to Our Indebtedness

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us From Fulfilling Our Obligations Under our Indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2013, we had approximately $1,078.8 million of total debt outstanding. Subject to the limits contained in the credit agreements governing our ABL Facility and the Senior Secured Term Loan, the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Our Variable Rate Indebtedness Subjects Us to Interest Rate Risk, Which Could Cause Our Indebtedness Service Obligations to Increase Significantly.

Borrowings under our ABL Facility and our new Senior Secured Term Loan are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

We May Be Unable to Service Our Indebtedness.

The Indenture Governing the Notes and the Credit Agreement Governing Our ABL Facility Impose Significant Operating and Financial Restrictions on Our Company and Our Subsidiaries, Which May Prevent Us From Capitalizing on Business Opportunities.

The indenture governing the Series A-2 Notes and the credit agreements governing our Senior Secured Term Loan and ABL Facility impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

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

Our ABL Facility and the Senior Secured Term Loan also include financial covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control.

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

Under the terms of our ABL Facility, loans outstanding under the ABL Facility may be accelerated if any Series A-2 Notes remain outstanding on or after August 1, 2014. In addition, under the terms of our Senior Secured Term Loan, outstanding loans thereunder may be similarly accelerated if more than $75.0 million of the Series A-2 Notes remain outstanding on or after September 2, 2014. If we are unable to repay or refinance the necessary amount of outstanding Series A-2 Notes prior to such dates, it may result in an acceleration of outstanding indebtedness under our ABL Facility and/or our Senior Secured Term Loan, which may have a material adverse effect on our business, liquidity or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of our Sponsor, by Hilton Worldwide, Inc. and Travelport Limited, which may be considered the Company’s affiliates.

ITEM 6.	EXHIBITS

Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Apria Healthcare Group Inc., incorporated by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

3.2	Amended and Restated Bylaws of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

10.1	Credit Agreement dated as of April 5, 2013 among Apria Healthcare Group Inc., as Borrower, Sky Acquisition LLC, as Parent, the Guarantors party thereto from time to time, Bank of America, N.A., as Administrative Agent, U.S. Bank National Association, as Collateral Agent, and each lender from time to time party thereto, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2013.

10.2*	Lien Subordination and Intercreditor Agreement Joinder Agreement dated April 5, 2013, among Bank of America, N.A., as New Term Agreement Administrative and Revolving Facility Collateral Agent, U.S. Bank National Association, as New Term Agreement Collateral Agent, Notes Collateral Agent, Term Debt Collateral Agent, and Trustee, Apria Healthcare Group Inc. and the other Loan Parties signatory thereto.

10.3*	Intercreditor and Collateral Agency Agreement Joinder Agreement dated April 5, 2013, among Bank of America, N.A., as Term Credit Agreement Administrative Agent, U.S. Bank National Association, as Term Credit Agreement Collateral Agent, Notes Collateral Agent and Trustee, Apria Healthcare Group Inc. and the other Loan Parties signatory thereto.

10.4*	Amended and Restated Security Agreement dated April 5, 2013, among Apria Healthcare Group Inc., as Borrower, Sky Acquisition LLC, as Parent, the Guarantors party thereto and U.S. Bank National Association, as Collateral Agent.

31.1*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) by Chief Executive Officer.

31.2*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) by Principal Financial Officer.

32.1**	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2**	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Principal Financial Officer.

99.1*	Section 13(r) Disclosure

101*	The following materials from Apria Healthcare Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 9, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRIA HEALTHCARE GROUP INC.

Date: August 9, 2013	By:	/S/ JOHN G. FIGUEROA
John G. Figueroa
Chairman of the Board of Directors and Chief Executive Officer

Date: August 9, 2013	By:	/S/ PETER A. REYNOLDS
Peter A. Reynolds
Principal Financial Officer and Chief Accounting Officer