Form 10-Q
period 2013-09-30
APRIA HEALTHCARE GROUP INC
filed 2013-11-13
CIK 882289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 6, 2013, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

As used in this report, unless otherwise noted or the context otherwise requires, references to “Company,” “we,” “us,” and “our” are to Apria Healthcare Group Inc., a Delaware corporation, and its subsidiaries; references to “Apria” and the “Issuer” are to Apria Healthcare Group Inc., exclusive of its subsidiaries; references to “Merger Sub” are to Sky Merger Sub Corporation, a Delaware corporation; references to “Holdings” are to Apria Holdings LLC, a Delaware limited liability company, exclusive of its subsidiaries; references to “Sky LLC” or “Buyer” are to Sky Acquisition LLC, a Delaware limited liability company, exclusive of its subsidiaries; references to “Blackstone” and the “Sponsor” are to Blackstone Capital Partners V L.P.; references to the “Investor Group” are, collectively, to Blackstone and certain funds affiliated with Blackstone, Dr. Norman C. Payson and certain members of our management; and references to “home medical equipment,” “durable medical equipment” and “DME” are used synonymously. On October 28, 2008, the Company was acquired by private investment funds affiliated with the Sponsor via a merger of the Merger Sub with and into Apria (the “Merger”), with Apria being the surviving corporation following the Merger. As a result of the Merger, the Investor Group beneficially owns all of Apria’s issued and outstanding common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,543	$27,080
Accounts receivable, less allowance for doubtful accounts of $64,909 and $53,017 at September 30, 2013 and December 31, 2012, respectively	333,495	344,421
Inventories	83,930	68,075
Deferred expenses	3,476	3,798
Prepaid expenses and other current assets	22,933	16,890

TOTAL CURRENT ASSETS	462,377	460,264
PATIENT SERVICE EQUIPMENT, less accumulated depreciation of $198,502 and $185,774 at September 30, 2013 and December 31, 2012, respectively	198,314	186,460
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	71,433	76,823
GOODWILL	258,725	258,725
INTANGIBLE ASSETS, NET	133,223	133,781
DEFERRED DEBT ISSUANCE COSTS, NET	13,918	30,207
OTHER ASSETS	36,032	26,448

TOTAL ASSETS	$1,174,022	$1,172,708

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$168,695	$157,530
Accrued payroll and related taxes and benefits	78,493	70,547
Deferred income taxes	304	986
Other accrued liabilities	75,310	74,464
Deferred revenue	24,626	27,785
Current portion of long-term debt	31,031	25,195

TOTAL CURRENT LIABILITIES	378,459	356,507
LONG-TERM DEBT, net of current portion	1,037,759	1,017,515
DEFERRED INCOME TAXES	71,558	68,907
INCOME TAXES PAYABLE AND OTHER NON-CURRENT LIABILITIES	67,243	61,203

TOTAL LIABILITIES	1,555,019	1,504,132
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value: 1,000 shares authorized; 100 shares issued at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	699,414	695,211
Accumulated deficit	(1,080,411)	(1,026,635)

TOTAL STOCKHOLDERS’ DEFICIT	(380,997)	(331,424)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,174,022	$1,172,708

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net revenues:
Fee-for-service arrangements	$561,831	$562,867	$1,706,650	$1,675,930
Capitation	45,366	45,606	135,925	135,928

TOTAL NET REVENUES	607,197	608,473	1,842,575	1,811,858

Costs and expenses:
Cost of net revenues:
Product and supply costs	234,476	215,681	685,379	637,229
Patient service equipment depreciation	24,552	20,301	66,700	61,383
Home respiratory therapy services	5,636	6,650	17,024	20,957
Nursing services	10,856	10,422	31,115	32,354
Other	4,115	4,200	12,959	13,194

TOTAL COST OF NET REVENUES	279,635	257,254	813,177	765,117
Provision for doubtful accounts	23,933	13,495	60,160	46,143
Selling, distribution and administrative	295,431	307,131	888,035	933,390
Amortization of intangible assets	186	344	558	1,488
Non-cash impairment of intangible assets	—	280,000	—	280,000

TOTAL COSTS AND EXPENSES	599,185	858,224	1,761,930	2,026,138

OPERATING INCOME (LOSS)	8,012	(249,751)	80,645	(214,280)
Interest expense	23,157	33,794	89,546	101,189
Loss on early retirement of debt	—	—	44,221	—
Interest income and other	(188)	(311)	(1,341)	(1,082)

LOSS BEFORE TAXES	(14,957)	(283,234)	(51,781)	(314,387)
Income tax expense (benefit)	828	(107,523)	1,995	(106,333)

NET LOSS	$(15,785)	$(175,711)	$(53,776)	$(208,054)

See notes to unaudited condensed consolidated financial statements.

APRIA HEALTHCARE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
		(As Restated – See Note 2)
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(53,776)	$(208,054)
Items included in net loss not requiring cash:
Provision for doubtful accounts	60,160	46,143
Depreciation	87,558	84,935
Amortization of intangible assets	558	1,488
Non-cash impairment of intangible assets	—	280,000
Amortization of deferred debt issuance costs	7,854	10,661
Deferred income taxes	1,969	(105,572)
Profit interest compensation	4,203	2,465
Gain on sale of patient service equipment and other	(12,938)	(19,409)
Loss on early retirement of debt	44,221	—
Changes in operating assets and liabilities, exclusive of effects of acquisitions
Accounts receivable	(49,235)	(71,642)
Inventories	(15,855)	(8,471)
Prepaid expenses and other assets	(15,628)	8,587
Accounts payable	6,893	16,325
Accrued payroll and related taxes and benefits	7,947	7,368
Income taxes payable	(181)	(1,677)
Deferred revenue, net of related expenses	(2,837)	10
Accrued expenses	7,066	34,218

NET CASH PROVIDED BY OPERATING ACTIVITIES	77,979	77,375

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements, exclusive of effects of acquisitions	(106,608)	(121,008)
Proceeds from sale of patient service equipment and other	29,791	34,544
Cash paid for acquisitions	—	(121)

NET CASH USED IN INVESTING ACTIVITIES	(76,817)	(86,585)

FINANCING ACTIVITIES
Proceeds from ABL Facility	502,000	317,000
Payments on ABL Facility	(505,000)	(321,000)
Payments on Series A-1 Notes	(700,000)	—
Payments on Series A-2 Notes	(160,000)	—
Proceeds from Senior Secured Term Loan	900,000	—
Payments on Term Loan	(2,250)	—
Premium paid on early retirement of Series A-1 and A-2 Notes	(24,641)	—
Debt issuance costs on Senior Secured Term Loan	(10,628)	—
Payment of original issue discount associated with Senior Secured Term Loan	(9,000)	—
Payments on other long-term debt	(180)	(256)
Cash paid on profit interest units	—	(102)

NET CASH USED IN FINANCING ACTIVITIES	(9,699)	(4,358)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,537)	(13,568)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,080	29,096

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,543	$15,528

SUPPLEMENTAL DISCLOSURES—See Note 4 for a discussion of cash paid for interest and loss on early retirement of debt. See Note 7 for a discussion of cash paid on income taxes.

Purchases of patient service equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective quarter. Such amounts are then included in the following period’s purchases when paid. Unpaid purchases were $18.1 million and $9.7 million at September 30, 2013 and September 30, 2012, respectively.

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

Revenue Recognition and Concentration of Credit Risk: Revenues are recognized under fee-for-service/product arrangements for equipment the Company rents to patients, sales of equipment, supplies, pharmaceuticals and other items the Company sells to patients and under capitation arrangements with third party payors for services and equipment the Company provides to the patients of these payors. Revenue generated from equipment that the Company rents to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, supplies and pharmaceuticals is recognized on the date of delivery to the patients. Revenues derived from capitation arrangements were approximately 7% of total net revenues for the three and nine months ended September 30, 2013 and approximately 7% and 8% of total net revenues for the three and nine months ended September 30, 2012. Capitation revenue is earned as a result of entering into a contract with a third party to provide its members certain services without regard to the actual services provided, therefore revenue is recognized in the period that the beneficiaries are entitled to healthcare services. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 22% and 5% of total net revenues for the three months ended September 30, 2013 and 23% and 6% of total net revenues for the nine months ended September 30, 2013. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 22% and 6% of total net revenues for the three months ended September 30, 2012 and 23% and 6% of total net revenues for the nine months ended September 30, 2012. No other third-party payor group represented more than 9.1% of the Company’s revenues.

Rental and sale revenues in the fee-for-service/product arrangement revenue line item were:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2013		2012		2013		2012
Rental	$157.2	28.0%	$163.5	29.0%	$491.3	28.8%	$494.0	29.5%
Sale	404.6	72.0	399.4	71.0	1,215.4	71.2	1,181.9	70.5

Total fee for service	$561.8	100.0%	$562.9	100.0%	$1,706.7	100.0%	$1,675.9	100.0%

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

Accounts Receivable: Included in accounts receivable are earned but unbilled receivables of $72.6 million at September 30, 2013 and $56.8 million at December 31, 2012. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources such as physicians and hospitals who must document medical necessity to third-party payors for the products and services we provide to patients. Unbilled receivables can also be impacted by the transition of patients during the integration of acquisitions and overall revenue growth. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability. Unbilled receivables increased in the third fiscal quarter primarily due to anticipated delays in billings associated with the internal separation and transfer of our enteral operations.

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

Capitalized Software: Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods that the assets are expected to provide benefit. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Additions to capitalized internally developed software totaled $1.9 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively, and $6.3 million and $6.4 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Remaining intangible assets on the Company’s consolidated balance sheets consist primarily of trade names, accreditations with commissions, capitated relationships, payor relationships and customer lists resulting from the Merger. Purchased intangible assets that have definite lives are amortized over the estimated useful lives of the related assets, generally ranging from one to twenty years.

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

Fair Value of Financial Instruments: The carrying value of debt approximates fair value because the underlying instruments are variable notes that reprice frequently. The fair values of cash and cash equivalents, short-term investments, Senior Secured Term Loan and the Series A-2 Notes and are determined based upon “Level 1” inputs, consisting of quoted prices in active markets for identical items. The fair value of the Senior Secured Term Loan and Series A-2 Notes was $903.4 million and $159.0 million at September 30, 2013, respectively. The carrying amounts of cash and cash equivalents, accounts receivable, ABL Facility, trade payables and accrued expenses approximate fair value due to their short maturity.

Product and Supply Costs: Product and supply costs presented within cost of total net revenues are comprised primarily of the cost of supplies and equipment provided to patients, infusion drug costs and enteral nutrition product costs.

Home Respiratory Therapy Expenses: Home respiratory therapy expenses presented within cost of total net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks, and accordingly, these costs are classified within selling, distribution and administrative expenses and amounted to $7.5 million and $9.4 million in the three months ended September 30, 2013 and September 30, 2012, respectively, and $23.3 million and $29.4 million in the nine months ended September 30, 2013 and September 30, 2012, respectively.

Distribution Expenses: Distribution expenses are included in selling, distribution and administrative expenses and totaled $44.5 million and $49.5 million in the three months ended September 30, 2013 and September 30, 2012, respectively, and $138.0 million and $148.7 million in the nine months ended September 30, 2013 and September 30, 2012, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within selling and administrative expenses and may not be comparable to other companies.

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

Amounts accrued as current liabilities within other accrued liabilities are as follows:

(in thousands)	September 30, 2013	December 31, 2012
Workers’ compensation	$11,839	$10,927
Professional and general liability/vehicle	4,653	3,773
Medical insurance	5,403	6,608

Amounts accrued as long-term liabilities within income taxes payable and other non-current liabilities are as follows:

(in thousands)	September 30, 2013	December 31, 2012
Workers’ compensation	$35,676	$33,130
Professional and general liability/vehicle	9,391	8,565

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

Recent Accounting Pronouncements: In July 2013, the the Financial Accounting Standards Board (“FASB”) issued a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard requires a liability related to an unrecognized tax benefit to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company currently presents the liability related to an unrecognized tax benefit as a reduction to the related deferred tax asset for net operating loss carryforwards and/or tax credit carryforwards.

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The Company adopted the provisions of the guidance and the adoption did not have any impact on the condensed consolidated financial statements.

NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Historically, the Company accounted for cash receipts from the sale of patient service equipment in operating activities in its consolidated statements of cash flows. Subsequent to the issuance of the 2011 financial statements, the Company concluded that the cash receipts from the sale of patient service equipment should be recorded in investing activities on the Company’s consolidated statements of cash flows. Accordingly, the Company has restated its consolidated statements of cash flows for the nine months ended September 30, 2012. The impact of the restatement decreased net cash provided by operating activities in the Company’s consolidated statements of cash flows by $34.4 million or 30.8% for the nine months ended September 30, 2012. Additionally, net cash used in investing activities in the Company’s consolidated statements of cash flows decreased by $34.4 million or 28.4% in the nine months ended September 30, 2012. There is no change to the total cash flows in the nine months ended September 30, 2012.

The following tables show the impact of the restatement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS ITEMS

	Nine Months Ended September 30, 2012
(in thousands)	(As Previously Reported)	(Adjustments)	(As Restated)
Loss (Gain) on sale of patient service equipment and other	$14,949	$(34,358)	$(19,409)
Net cash provided by (used in) operating activities	111,733	(34,358)	77,375
Proceeds from sale of patient service equipment and other	186	34,358	34,544
Net cash used in investing activities	$(120,943)	$34,358	$(86,585)

The restatement described above did not impact the Company’s consolidated statements of operations or total cash flows for nine months ended September 30, 2012.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill by segment are as follows:

(in thousands)	Home Infusion Therapy	Home Respiratory Therapy and Home Medical Equipment	Total
Balance, December 31, 2012	$258,725	$—	$258,725
Acquisitions	—	—	—

Balance, September 30, 2013	$258,725	$—	$258,725

The Company recorded a non-cash impairment charge of $350.0 million related to intangible assets in the year ended December 31, 2012, of which $270.0 million related to the home respiratory therapy/home medical equipment reporting unit and $80.0 million related to the enteral nutrition business, which is part of the home infusion therapy reporting unit.

Intangible assets consist of the following:

	September 30, 2013				December 31, 2012
(dollars in thousands)	Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Intangible assets subject to amortization:
Capitated relationships	20.0	$4,400	$(1,473)	$2,927	$4,400	$(1,327)	—	$3,073
Payor relationships	20.0	11,000	(2,704)	8,296	11,000	(2,292)	—	8,708
Customer list	0.9	121	(121)	—	121	(121)	—	—

Subtotal		15,521	(4,298)	11,223	15,521	(3,740)	—	11,781
Intangible assets not subject to amortization:
Trade names		115,000	—	115,000	465,000	—	(350,000)	115,000
Accreditations with commissions		7,000	—	7,000	7,000	—	—	7,000

Subtotal		122,000	—	122,000	472,000	—	(350,000)	122,000

Total		$137,521	$(4,298)	$133,223	$487,521	$(3,740)	$(350,000)	$133,781

Amortization expense amounted to $0.6 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively. Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

Year Ending December 31,	(in thousands)
2013	$744
2014	744
2015	744
2016	744
2017	744
Thereafter	8,060

NOTE 4 — LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	September 30, 2013	December 31, 2012
Series A-1 Notes	$—	$700,000
Series A-2 Notes	157,500	317,500
Senior Secured Term Loan	897,750	—
Unamortized original issue discount associated with Senior Secured Term Loan	(8,491)	—
Amended ABL Facility	22,000	25,000
Capital lease obligations	31	210

	1,068,790	1,042,710
Less: current maturities	(31,031)	(25,195)

	$1,037,759	$1,017,515

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

In connection with the redemption of the Series A-1 Notes and a portion of the Series A-2 Notes, the Company paid $24.6 million of premiums to the holders of such Series A-1 Notes and Series A-2 Notes. In addition, the Company wrote-off $19.6 million of unamortized debt issuance costs related to the Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed. Such amounts are included in Loss on Early Retirement of Debt on the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013.

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

Substantially all of the Company’s 100% owned subsidiaries (the “Guarantors”) jointly and severally, unconditionally guarantee the $900.0 million Senior Secured Term Loan and the $157.5 million Series A-2 Notes on a senior secured basis. The Guarantors also guarantee Apria’s ABL Facility.

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

As of September 30, 2013, there was $22.0 million outstanding under the ABL Facility, outstanding letters of credit totaled $25.0 million and additional availability under the ABL Facility, subject to the borrowing base, was $203.0 million. As of September 30, 2013, the available borrowing base did not constrain our ability to borrow the entire $203.0 million available borrowing capacity under our ABL Facility. At September 30, 2013, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility. As of November 8, 2013, there was approximately 62.9 million outstanding under the ABL Facility.

Interest Paid and Accrued Interest. Interest paid on debt totaled $16.1 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively, and $77.9 and $61.1 million for the nine months ended September 30, 2013 and 2012, respectively. In addition, the Company paid $24.6 million of premiums to the holders of such Series A-1 Notes and Series A-2 Notes in connection with the redemption of the Series A-1 Notes and a portion of the Series A-2 Notes for the nine months ended September 30, 2013. Accrued interest was $23.7 million at September 30, 2013 and $19.9 million at December 31, 2012.

Loss on Early Retirement of Debt. The Company paid $24.6 million of premiums to the holders of the Series A-1 Notes and Series A-2 Notes in connection with the redemption of the Series A-1 Notes and a portion of the Series A-2 Notes for the nine months ended September 30, 2013. In addition, the Company wrote-off $19.6 million of unamortized debt issuance costs related to the Series A-1 Notes and the portion of the Series A-2 Notes that were repaid for the nine months ended September 30, 2013.

Maturities of long-term debt and the ABL Facility are as follows:

Year Ending December 31,	(in thousands)
2013	$24,281
2014	166,500
2015	9,000
2016	9,000
2017	9,000
Thereafter	859,500

$1,077,281

The Company and its major equity holders, including the Sponsor and its affiliates, may from time to time, depending upon market conditions, seek to refinance or repurchase our debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

NOTE 5 — STOCKHOLDERS’ DEFICIT

For the nine months ended September 30, 2013, changes to stockholders’ deficit were comprised of the following amounts (in thousands):

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2012	$—	$695,211	$(1,026,635)	$(331,424)
Net loss	—	—	(53,776)	(53,776)
Profit interest compensation	—	4,203	—	4,203

Balance as of September 30, 2013	$—	$699,414	$(1,080,411)	$(380,997)

NOTE 6 — PROFIT INTEREST UNITS

Profit Interest Units. In November and December of 2008, BP Healthcare Holdings LLC (“BP Holdings”) and Sky LLC, parent entities of the Company affiliated with the Sponsor, granted equity units to the Company’s former Chief Executive Officer and the Company’s former Chief Financial Officer for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. In addition, in 2009, 2010 and 2011, Sky LLC (and following the Company’s reorganization in March 2010, Holdings granted equity units to certain management employees for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. Profit interest units are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the employee’s requisite service period. These equity awards were issued in exchange for services to be performed.

In November 2008, BP Holdings granted Norman C. Payson, M.D., who was then the Company’s Chief Executive Officer, 38,697,318 Class B units, all of which were subject to vesting terms based on either (i) continued service to BP Holdings or its subsidiaries and/or (ii) performance/market conditions.

•	Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 80% of the total Class B units. These units vest over four years starting on October 28, 2008 based on continued service, but will become fully vested on an accelerated basis either (x) upon a change in control while the Company’s Chief Executive Officer continues to provide services to BP Holdings or its subsidiaries or (y) if affiliates of the Sponsor receive cash proceeds in respect to 50% of their units in BP Holdings equal to at least 200% of their aggregate capital contributions in respect of such units while the Company’s Chief Executive Officer continues to provide services to BP Holdings or its subsidiaries. In addition, if the Company’s Chief Executive Officer’s services are terminated (a) by the Company without “cause” or (b) by the Chief Executive Officer as a result of “constructive termination,” an additional number of these time-vesting Class B units will vest equal to the number that would have vested over the 24-month period following the applicable termination date. Any of these time-vesting Class B units that are unvested on termination of the executive’s services will be forfeited. These units were fully vested as of December 31, 2012.

•	Performance-Vesting Units. The remaining portion of the Class B units that vest based on performance/market conditions represent 20% of the total Class B units. One-half of these units will vest if affiliates of the Sponsor receive cash proceeds equal to at least 200% of their aggregate capital contributions in respect of all of their units in BP Holdings, with the other half eligible to vest if they receive cash proceeds equal to at least 300% of their aggregate capital contributions in respect of all of their units in BP Holdings. Any of these performance-vesting units that are unvested upon a termination of Dr. Payson’s services (x) by the Company without “cause,” (y) by the executive as a result of “constructive termination” or (z) by the executive for any reason on or following October 28, 2012, will remain outstanding until the second anniversary of the applicable termination date (unless they vest prior to that date). If the units do not vest by such anniversary, then any unvested performance-vesting units shall be immediately forfeited.

Assumptions used were as follows:

Expected Asset Volatility(1)	23.0%
Risk Free Interest Rate(2)	2.24%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the constant maturity treasury rate (“CMT Rate”) as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

On November 29, 2012, Norman C. Payson, M.D. announced his retirement from his position as Chief Executive Officer and Chairman of the Board of Directors. Dr. Payson remains on the Company’s Board of Directors and serves as a senior advisor to the Company. In connection with Dr. Payson’s retirement, the Board of Directors determined that in order to retain Dr. Payson’s continued services it was appropriate to amend the terms of his existing performance-vesting Class B Units to, among other things, provide that (1) his performance-vesting Class B Units will become time-vesting units and will vest in equal monthly installments over a two-year period commencing on November 29, 2012 (or an earlier termination of his services) regardless of whether the existing performance-vesting conditions are met during such time and (2) his performance-vesting Class B units will become fully vested on an accelerated basis upon (x) a change in control while he continues to serve as an advisor or director or (y) if his advisory or board services are terminated without “cause” or if he resigns as a result of a “constructive termination” on or prior to November 29, 2014. In addition, Dr. Payson was granted an additional 3,830,365 time-vesting Class B Units which will generally vest in equal installments every three months over a period of four years from the grant date.

The following table summarizes activity for Dr. Payson’s profit interest units for the period December 31, 2012 to September 30, 2013:

Class B Units
Balance at December 31, 2012	42,527,683
Granted	—
Exercised	—
Forfeited	—

Balance at September 30, 2013	42,527,683

Vested units at September 30, 2013	34,900,824

There is no stated contractual life for the B units.

In December 2008, Sky LLC granted to Chris A. Karkenny, who was then the Company’s Chief Financial Officer, 500,000 Class A-2 units, 6,675,287 Class B units and 2,225,096 Class C units, all of which were subject to vesting terms based on either (i) continued service to Sky LLC or its subsidiaries or (ii) performance/market conditions.

•	Class A-2 Units. The Class A-2 units vest if an initial public offering (“IPO”) or change of control occurs and the valuation of Class A-1 units of Holdings implied by the transaction exceeds 110% of the aggregate capital contributions of affiliates of the Sponsor for the Class A-1 units. Mr. Karkenny does not need to be employed at the time of the IPO or change in control to vest. The Class A-2 Units will be forfeited if an IPO or change of control occurs at a valuation that does not result in vesting.

•	Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 66 2/3% of the total Class B units. These units vest over 57 months starting on October 28, 2008 based on continued service, but will become fully vested on an accelerated basis upon a change in control of Holdings while Mr. Karkenny continues to provide services to Sky LLC or its subsidiaries. Any of these time-vesting Class B units that are unvested on termination of the executive’s services will be forfeited.

•	Performance-Vesting Units. The remaining portion of the Class B units and all of the Class C units vest based on performance/market conditions. These units would have vested if affiliates of the Sponsor received cash proceeds equal to at least 200% of their aggregate capital contributions in respect of 25% of their units in Sky LLC while Mr. Karkenny continued to provide services to Sky LLC or its subsidiaries.

Assumptions used were as follows:

Expected Asset Volatility(1)	23.0%
Risk Free Interest Rate(2)	1.35%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimates.

On December 31, 2012, Mr. Karkenny left the Company to pursue other business opportunities. In connection with Mr. Karkenny’s termination of employment, the Board of Directors determined to amend his management unit subscription agreement to (1) provide that his performance-vesting Class B and Class C Units would not be forfeited as a result of his termination of employment and instead will remain eligible to vest if the performance conditions are satisfied prior to March 31, 2014 and (2) provide that his vested units can only be purchased by the Company during the period from March 31, 2014 to June 1, 2014. Mr. Karkenny forfeited 667,529 units, which were unvested time-vesting units on the date of his departure.

The following table summarizes activity for Mr. Karkenny’s profit interest units for the period December 31, 2012 to September 30, 2013:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2012	500,000	6,007,758	2,225,096
Exercised	—	—	—
Forfeited	—	—	—

Balance at September 30, 2013	500,000	6,007,758	2,225,096

Vested units at September 30, 2013		3,782,284

There are no stated contractual lives for the A-2, B or C units.

Sky LLC (and following the Company’s reorganization in March 2010, Holdings granted certain management employees 72,563,564 Class B units and 20,786,303 Class C units, all of which are subject to vesting terms based on either (i) continued service to Sky LLC or its subsidiaries or (ii) performance/market conditions.

•	Time-Vesting Units. The portion of the Class B units that vest based on continued service represent 66 2/3% of the total Class B units. These units vest over five years starting on the later of (x) October 28, 2008 and (y) the date the employee commenced employment based on continued service, but will become fully vested on an accelerated basis upon a change in control of Holdings while the employee continues to provide services to Sky LLC or its subsidiaries. Any of these time-vesting Class B units that are unvested on termination of the employee’s services will be forfeited.

•	Performance-Vesting Units. The remaining portion of the Class B units and all of the Class C units vest based on performance/market conditions. These units will vest if affiliates of the Sponsor receive cash proceeds equal to at least 200% of their aggregate capital contributions in respect of 25% of their units in Sky LLC while the employee continues to provide services to Sky LLC or its subsidiaries.

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

The following table summarizes activity for profit interest units granted to management employees for the period December 31, 2012 to September 30, 2013:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2012	1,075,000	42,852,564	11,078,113
Granted	—	7,860,635	2,370,211
Forfeited	—	(3,918,104)	(1,306,035)

Balance at September 30, 2013	1,075,000	46,795,095	12,142,289

Vested units at September 30, 2013		16,873,945

There are no stated contractual lives for the A-2, B or C units.

Pursuant to a reorganization the Company conducted in March 2010, units of Sky LLC were converted or exchanged into units of Holdings, its parent entity.

In October 2011, Holdings granted to Mike S. Zafirovski, a Board member, 5,030,651 Class B units, all of which are subject to vesting terms based on either (i) continued service or (ii) performance/market conditions.

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

The Class B units granted to Mr. Zafirovski are similar to the other Class B units, except that the Class B units contain a special term that would require the value of Holdings’ Class A-2 Units to exceed $1.63 for him to receive any value, such that no payment would be made in respect of a Class B Unit if the value of a Class A-2 Unit fails to exceed $1.63.

Assumptions used were as follows for the 2011 grants:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	2.01%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units granted to Mr. Zafirovski for the period December 31, 2012 to September 30, 2013:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2012	1,000,000	5,030,651	—
Granted	—	—	—
Forfeited	—	—	—

Balance at September 30, 2013	1,000,000	5,030,651	—

Vested units at September 30, 2013		558,956

In December 2012, Holdings and our Chief Executive Officer and Chairman of the Board of Directors, John G. Figueroa, entered into a management unit subscription agreement pursuant to which Mr. Figueroa purchased 1,000,000 Class A-2 Units of Holdings at the price of $1.00 per unit. The Class A-2 Units purchased by Mr. Figueroa were fully vested when purchased and contain different economic terms than Holdings’ normal Class A-2 Units which will not entitle him to receive any value above $1.00 per Class A-2 Unit unless and until the cumulative value attributable to each of his Class A-2 Units exceeds $1.10, at which point the special Class A-2 Units will become entitled to receive $0.10 per unit and thereafter will become entitled to receive the same amount as other Class A-2 Units.

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

•	Time Vesting Units. All of Mr. Figueroa’s Class B Units are time-vesting, with 20% of the Class B Units vesting on December 5, 2013 and an additional 5% of the Class B Units vesting every three months for a period of four years thereafter. The Class B Units will become fully vested if a change in control of Holdings occurs while Mr. Figueroa is still employed with the Company. Any Class B Units that are unvested upon termination of Mr. Figueroa’s employment will be forfeited.

Assumptions used were as follows:

Expected Asset Volatility(1)	25.0%
Risk Free Interest Rate(2)	0.83%
Expected Life(3)	5.0 years

(1)	The expected asset volatility is derived from the asset volatilities of comparable publicly traded companies.
(2)	The risk free interest rate is interpolated from the CMT Rate as of the valuation date with the maturity matching the expected life.
(3)	The expected life is based on management’s estimate.

The following table summarizes activity for profit interest units granted to Mr. Figueroa for the period December 31, 2012 to September 30, 2013:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2012	1,000,000	12,257,169	—
Granted	—	—	—
Forfeited	—	—	—

Balance at September 30, 2013	1,000,000	12,257,169	—

Vested units at September 30, 2013		—

In May 2013, Holdings granted a subsidiary’s board member 1,160,920 Class B units, all of which are subject to time vesting terms based on continued service. The Class B units vest based on continued service, with 10% vesting immediately, an additional 23 1/3% of the Class B units vested on September 4, 2013, an additional 34 1/3% of the Class B units will vest on September 4, 2014 and an additional 32 1/3% of the Class B units will vest on September 4, 2015. These units will become fully vested on an accelerated basis upon a change in control of such subsidiary while the director continues to provide services to the subsidiary. Any of these Class B units that are unvested on termination of the director’s services will be forfeited.

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

The following table summarizes activity for profit interest units granted to this subsidiary’s director for the period December 31, 2012 to September 30, 2013:

	Class A-2 Units	Class B Units	Class C Units
Balance at December 31, 2012	—	—	—
Granted	—	1,160,920	—
Forfeited	—	—	—

Balance at September 30, 2013	—	1,160,920	—

Vested units at September 30, 2013		386,586

Expense recorded related to profit interest units was $1.5 million and $0.9 million in each of the three months ended September 30, 2013 and 2012, respectively, and $4.2 million and $2.5 million in each of the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, total unrecognized profit interest compensation cost related to unvested profit interest units was $10.9 million, which is expected to be expensed over a weighted average period of 3.3 years. The total fair market value of shares vested was $1.1 million and $1.4 million in the three months ended September 30, 2013 and 2012, respectively, and $3.2 million and $3.8 million in the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes activity for all profit interest units for the period December 31, 2012 to September 30, 2013:

	Class A-2 Shares	Weighted- Average Grant Date Fair Value	Class B Units	Weighted- Average Grant Date Fair Value	Class C Units	Weighted- Average Grant Date Fair Value
Balance at December 31, 2012	3,575,000	0.81	108,675,825	0.37	13,303,209	0.21
Granted	—	—	9,021,555	0.38	2,370,211	0.21
Forfeited	—	—	(3,918,104)	0.38	(1,306,035)	0.23

Balance at September 30, 2013	3,575,000	0.81	113,779,276	0.37	14,367,385	0.21

NOTE 7 — INCOME TAXES

The Company’s effective tax rate was (5.5)% for the three months ended September 30, 2013, compared to 38.0% for the three months ended September 30, 2012. The Company’s effective tax rate was (3.9)% for the nine months ended September 30, 2013, compared to 33.8% for the nine months ended September 30, 2012.

For the three and nine months ended September 30, 2013, the Company’s effective tax rate differed from federal and state statutory rates primarily due to the accrual of a valuation allowance against substantially all of the Company’s net deferred tax assets and the tax expense related to separate state filings. In computing its Estimated Annual Effective Tax Rate for the three and nine months ended September 30, 2012, the Company recognized a $104.0 million deferred tax benefit related to the impairment of the indefinite life trade name.

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

The Company increased its valuation allowance by $20.3 million to $258.8 million at September 30, 2013 from $238.5 million at December 31, 2012 to offset corresponding increases in its net deferred tax assets for the nine months ended September 30, 2013. The Company increased its valuation allowance by $6.9 million to $258.8 million at September 30, 2013 from $251.9 million at June 30, 2013 to offset corresponding increases in its net deferred tax assets for the three months ended September 30, 2013.

The Company is required to disclose certain information, within its interim financial statements, when material changes occur regarding its tax uncertainties. For the nine months ended September 30, 2013, no material changes occurred with respect to the Company’s tax uncertainties which would require disclosure.

As of September 30, 2013, federal net operating loss (“NOLs”) carryforwards of approximately $478.4 million were available to offset future federal taxable income. Such NOLs will expire at various times and in varying amounts during the Company’s calendar 2015 through 2033 tax years. A significant portion of these NOLs are subject to an annual utilization limitation as required by Section 382 of the Internal Revenue Code of 1986, as amended.

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

Net income tax payments made (and refunds received) for the nine-month period ended September 30, 2013 and 2012 amounted to $0.8 million and $1.2 million, respectively.

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

NOTE 9 — SEGMENTS

The Company has two reportable operating segments: (1) home respiratory therapy and home medical equipment and (2) home infusion therapy. Within these two operating segments there are four core service lines: home respiratory therapy, home medical equipment, home infusion therapy, including TPN services, and enteral nutrition services. The home respiratory therapy and home medical equipment segment provides services and equipment to assist patients who require oxygen systems, sleep apnea equipment / supplies, and ambulatory aids in the home, as well as respiratory medications and related services. The home infusion therapy segment primarily provides patients with pharmaceuticals, medical equipment and clinical services prescribed in conjunction with the administration of nutrients or medication intravenously or through a gastrointestinal tube (“tube feeding”).

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

	Net Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$278,097	$301,199	$867,287	$905,525
Home Infusion Therapy	329,100	307,274	975,288	906,333

Total	$607,197	$608,473	$1,842,575	$1,811,858

	EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$(7,794)	$(199,770)	$(7,166)	$(226,503)
Home Infusion Therapy	15,806	(49,981)	87,811	12,223

Total	$8,012	$(249,751)	$80,645	$(214,280)

	Depreciation and Amortization
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$27,691	$24,041	$76,281	$73,623
Home Infusion Therapy	3,975	4,156	11,835	12,800

Total	$31,666	$28,197	$88,116	$86,423

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

The following table provides a reconciliation from net loss to EBIT:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net loss(a)	$(15,785)	$(175,711)	$(53,776)	$(208,054)
Interest expense, net(b)	22,969	33,483	88,205	100,107
Loss on early retirement of debt(c)	—	—	44,221	—
Income tax expense	828	(107,523)	1,995	(106,333)

EBIT	$8,012	$(249,751)	$80,645	$(214,280)

(a)	Net loss for the three and nine months periods ended September 30, 2012 reflects the following non-cash impairment charge based on the results of the Company’s impairment testing as of September 30, 2012 and the tax impact associated with the impairment charge:

(i)	Trade name impairment of $280.0 million, $200.0 million of which relates to the home respiratory therapy/home medical equipment reporting unit and $80.0 million of which relates to the home infusion therapy reporting unit; and

(ii)	Tax benefit of $104.0 million relating to the intangible assets impairment.

All of these items resulted in a $176.0 million increase in the net loss in the three and nine months ended September 30, 2012.

(b)	Reflects $23.2 million of interest expense, net of $0.2 million of interest income for the three months ended September 30, 2013. Reflects $33.8 million of interest expense, net of $0.3 million of interest income for the three months ended September 30, 2012. Reflects $89.5 million of interest expense, net of $1.3 million of interest income for the nine months ended September 30, 2013. Reflects $101.2 million of interest expense, net of $1.1 million of interest income for the nine months ended September 30, 2012.
(c)	Reflects $24.6 million of premiums paid to the holders of the redeemed Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed for the nine months ended September 30, 2013. Reflects $19.6 million of unamortized debt issuance costs related to the Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed in the nine months ended September 30, 2013.

The Company allocates certain corporate expenses that are not directly attributable to a product line based upon Company metrics. The following table shows corporate costs allocated to each segment for the three and nine months ended September 30, 2013 and September 30, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Operating Segment
Home Respiratory Therapy and Home Medical Equipment	$31,470	$33,518	$95,252	$107,727
Home Infusion Therapy	$18,267	$16,336	$49,480	$41,733

NOTE 10 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

At any time in connection with or in anticipation of a change of control of the Company, a sale of all or substantially all of the Company’s assets or an initial public offering of common equity of the Company or its successor, BMP may elect to receive, in consideration of BMP’s role in facilitating such transaction and in settlement of the termination of the services, a single lump sum cash payment equal to the then-present value of all then-current and future annual management fees payable under the transaction and management fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The transaction and management fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as the Company and BMP may mutually determine. The Company has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and management fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and management fee agreement. In accordance with the management agreement, the Company expensed $1.8 million for both the quarters ended September 30, 2013 and 2012.

Intelenet Agreement: In May 2009, the Company entered into a Master Services Agreement (“the Intelenet Agreement”) with Intelenet Global Services Private Limited (“Intelenet”), an Indian company then-affiliated with the Sponsor, regarding the outsourcing of certain functions relating to billing, collections and other administrative and clerical services. In July 2011 an affiliate of the Sponsor, along with other shareholders of Intelenet, sold Intelenet to Serco Group PLC, an international services company and as of that date they were no longer a related party. The Company continues to rely on Serco to perform certain administrative functions, but other administrative functions included in the original Intelenet Agreement are now incorporated into our internal Company-run customer care centers and branch operations staffed with our personnel.

Equity Healthcare Agreement: Effective as of January 1, 2010, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of the Sponsor, pursuant to which Equity Healthcare will provide to the Company certain negotiating, monitoring and other services in connection with our health benefit plans. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for Equity Healthcare’s services, the Company paid Equity Healthcare a fee of $2 per participating employee per month (the “PEPM” Fee”) until the parties entered into an amended agreement on December 22, 2011. Under the amendment, in consideration for Equity Healthcare’s services, the Company paid Equity Healthcare a PEPM fee of $2.25 or $2.50 in 2012, and will pay $2.35 or $2.60 in 2013, depending upon whether the Company’s employees are enrolled in a grandfathered or custom health benefit plan. As of September 30, 2013, the Company had approximately 6,900 employees enrolled in Equity Healthcare health benefit plans.

NOTE 11 — FINANCIAL GUARANTEES

The Company conducts substantially all of its business through its subsidiaries. Substantially all of the Company’s 100%-owned subsidiaries, jointly and severally, unconditionally guarantee the Senior Secured Term Loan and the Series A-2 Notes on a senior secured basis. The Guarantors also guarantee the Company’s ABL Facility. See also Note 4—Long-Term Debt.

The following condensed consolidating financial statements quantify the financial position as of September 30, 2013 and December 31, 2012, the operations for the three and nine months ended September 30, 2013 and 2012, and the cash flows for the three months ended September 30, 2013 and 2012. These condensed consolidating financial statements present financial information for the parent issuer, the guarantor subsidiaries, the non-guarantor subsidiaries and consolidating adjustments, consisting of the entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

For periods beginning after July 1, 2013, income taxes have been allocated to certain guarantor subsidiaries which are organized as limited liabilities companies (“LLCs”). For federal and state income tax filing purposes, these LLCs are disregarded as separate taxable entities from the parent issuer; however, these LLCs are reflected as guarantor subsidiaries within the Company’s condensed consolidating financial statements.

The financial information as presented below is based on estimates to bifurcate shared resources, costs and revenues between entities and such information may not be indicative of results, if separate financial statements were prepared for these subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2013

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,218	$927	$398	$—	$18,543
Accounts receivable less allowance for doubtful accounts	—	331,747	1,748	—	333,495
Inventories, net	—	83,477	453	—	83,930
Deferred expenses	—	3,476	—	—	3,476
Intercompany	360,264	977,759	—	(1,338,023)	—
Prepaid expenses and other current assets	1,444	21,477	12	—	22,933
Deferred income taxes current	—	5,298	—	(5,298)	—
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	1,088,926	1,424,161	2,611	(2,053,321)	462,377
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	198,311	3	—	198,314
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	32,530	38,761	142	—	71,433
GOODWILL	—	258,725	—	—	258,725
INTANGIBLE ASSETS, NET	50,000	83,223	—	—	133,223
DEFERRED DEBT ISSUANCE COSTS, NET	13,918	—	—	—	13,918
INVESTMENT IN SUBSIDIARIES	—	1,012	—	(1,012)	—
OTHER ASSETS	6,008	30,024	—	—	36,032

TOTAL ASSETS	$1,191,382	$2,034,217	$2,756	$(2,054,333)	$1,174,022

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$168,425	$270	$—	$168,695
Accrued payroll and related taxes and benefits	9,177	69,116	200	—	78,493
Deferred income taxes current	5,602	—	—	(5,298)	304
Other accrued liabilities	23,690	51,339	281	—	75,310
Deferred revenue	—	24,626	—	—	24,626
Intercompany	136,742	1,201,280	—	(1,338,022)	—
Current portion of long-term debt	31,000	710,031	—	(710,000)	31,031

TOTAL CURRENT LIABILITIES	206,211	2,224,817	751	(2,053,320)	378,459
LONG-TERM DEBT, net of current portion	1,037,759	—	—	—	1,037,759
DEFERRED INCOME TAXES	14,049	57,509	—	—	71,558
INVESTMENT IN SUBSIDIARIES	306,926	—	—	(306,926)	—
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	7,433	58,817	993	—	67,243

TOTAL LIABILITIES	1,572,378	2,341,143	1,744	(2,360,246)	1,555,019
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) EQUITY
Additional paid-in capital	699,413	(184,453)	—	184,454	699,414
(Accumulated deficit) retained earnings	(1,080,409)	(122,473)	1,012	121,459	(1,080,411)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(380,996)	(306,926)	1,012	305,913	(380,997)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,191,382	$2,034,217	$2,756	$(2,054,333)	$1,174,022

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,457	$3,354	$269	$—	$27,080
Accounts receivable less allowance for doubtful accounts	—	343,100	1,321	—	344,421
Inventories	—	67,857	218	—	68,075
Deferred expenses	—	3,798	—	—	3,798
Intercompany	667,745	475,973	—	(1,143,718)	—
Prepaid expenses and other current assets	835	16,043	12	—	16,890
Intercompany loan	710,000	—	—	(710,000)	—

TOTAL CURRENT ASSETS	1,402,037	910,125	1,820	(1,853,718)	460,264
PATIENT SERVICE EQUIPMENT, less accumulated depreciation	—	186,457	3	—	186,460
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	37,210	39,430	183	—	76,823
GOODWILL	—	258,725	—	—	258,725
INTANGIBLE ASSETS, NET	50,000	83,781	—	—	133,781
DEFERRED DEBT ISSUANCE COSTS, NET	30,207	—	—	—	30,207
INVESTMENT IN SUBSIDIARIES	—	774	—	(774)	—
OTHER ASSETS	5,390	21,058	—	—	26,448

TOTAL ASSETS	$1,524,844	$1,500,350	$2,006	$(1,854,492)	$1,172,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,751	$152,593	$186	$—	$157,530
Accrued payroll and related taxes and benefits	8,774	61,562	211	—	70,547
Deferred income taxes	3,578	(2,592)	—	—	986
Other accrued liabilities	19,883	54,536	45	—	74,464
Deferred revenue	—	27,785	—	—	27,785
Intercompany	402,475	741,243	—	(1,143,718)	—
Current portion of long-term debt	25,000	710,195	—	(710,000)	25,195

TOTAL CURRENT LIABILITIES	464,461	1,745,322	442	(1,853,718)	356,507
LONG-TERM DEBT, net of current portion	1,017,500	15	—	—	1,017,515
DEFERRED INCOME TAXES	15,222	53,685	—	—	68,907
INVESTMENT IN SUBSIDIARIES	351,927	—	—	(351,927)	—
INCOME TAXES PAYABLE & OTHER NON-CURRENT LIABILITIES	7,158	53,255	790	—	61,203

TOTAL LIABILITIES	1,856,268	1,852,277	1,232	(2,205,645)	1,504,132
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	695,211	(247,215)	—	247,215	695,211
(Accumulated deficit) retained earnings	(1,026,635)	(104,712)	774	103,938	(1,026,635)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(331,424)	(351,927)	774	351,153	(331,424)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,524,844	$1,500,350	$2,006	$(1,854,492)	$1,172,708

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2013

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$607,479	$2,992	$(3,274)	$607,197
Income from subsidiaries	53,034	—	—	(53,034)	—

TOTAL NET REVENUES	53,034	607,479	2,992	(56,308)	607,197
TOTAL COST OF NET REVENUES	—	280,901	2,008	(3,274)	279,635
Provision for doubtful accounts	—	24,083	(150)	—	23,933
Selling, distribution and administrative	37,826	309,795	844	(53,034)	295,431
Amortization of intangible assets	—	186	—	—	186

TOTAL COSTS AND EXPENSES	37,826	614,965	2,702	(56,308)	599,185
OPERATING INCOME (LOSS)	15,208	(7,486)	290	—	8,012
Interest expense	23,150	7	—	—	23,157
Loss on early retirement of debt	—	—	—	—	—
Interest income and other	(11,669)	11,339	142	—	(188)

INCOME (LOSS) BEFORE TAXES	3,727	(18,832)	148	—	(14,957)
Income tax expense (benefit)	5,496	(4,668)	—	—	828

NET (LOSS) INCOME	(1,769)	(14,164)	148	—	(15,785)
Equity in income of subsidiaries, net of tax	(14,016)	148	—	13,868	—

NET (LOSS) INCOME	$(15,785)	$(14,016)	$148	$13,868	$(15,785)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2013

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$1,838,843	$8,028	$(4,296)	$1,842,575
Income from subsidiaries	152,479	—	—	(152,479)	—

TOTAL NET REVENUES	152,479	1,838,843	8,028	(156,775)	1,842,575
TOTAL COST OF NET REVENUES	—	812,548	4,925	(4,296)	813,177
Provision for doubtful accounts	—	60,280	(120)	—	60,160
Selling, distribution and administrative	116,739	921,519	2,256	(152,479)	888,035
Amortization of intangible assets	—	558	—	—	558

TOTAL COSTS AND EXPENSES	116,739	1,794,905	7,061	(156,775)	1,761,930
OPERATING INCOME	35,740	43,938	967	—	80,645
Interest expense	89,520	26	—	—	89,546
Loss on early retirement of debt	44,221	—	—	—	44,221
Interest income and other	(39,036)	37,221	474	—	(1,341)

(LOSS) INCOME BEFORE TAXES	(58,965)	6,691	493	—	(51,781)
Income tax expense (benefit)	2,689	(694)	—	—	1,995

NET (LOSS) INCOME	(61,654)	7,385	493	—	(53,776)
Equity in income of subsidiaries, net of tax	7,878	493	—	(8,371)	—

NET (LOSS) INCOME	$(53,776)	$7,878	$493	$(8,371)	$(53,776)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$606,729	$2,262	$(518)	$608,473
Income from subsidiaries	46,342	—	—	(46,342)	—

TOTAL NET REVENUES	46,342	606,729	2,262	(46,860)	608,473
TOTAL COST OF NET REVENUES	—	256,563	1,209	(518)	257,254
Provision for doubtful accounts	—	13,440	55	—	13,495
Selling, distribution and administrative	40,048	312,726	699	(46,342)	307,131
Amortization of intangible assets	—	344	—	—	344
Non-cash impairment of intangible assets	280,000	—	—	—	280,000

TOTAL COSTS AND EXPENSES	320,048	583,073	1,963	(46,860)	858,224
OPERATING (LOSS) INCOME	(273,706)	23,656	299	—	(249,751)
Interest expense	33,562	232	—	—	33,794
Interest income and other	(15,290)	14,832	147	—	(311)

(LOSS) INCOME BEFORE TAXES	(291,978)	8,592	152	—	(283,234)
Income tax benefit	(106,370)	(1,153)	—	—	(107,523)

NET (LOSS) INCOME	(185,608)	9,745	152	—	(175,711)
Equity in income of subsidiaries, net of tax	9,897	152	—	(10,049)	—

NET (LOSS) INCOME	$(175,711)	$9,897	$152	$(10,049)	$(175,711)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating net revenue	$—	$1,805,692	$7,389	$(1,223)	$1,811,858
Income from subsidiaries	148,694	—	—	(148,694)	—

TOTAL NET REVENUES	148,694	1,805,692	7,389	(149,917)	1,811,858
TOTAL COST OF NET REVENUES	—	762,506	3,834	(1,223)	765,117
Provision for doubtful accounts	—	45,978	165	—	46,143
Selling, distribution and administrative	127,996	951,876	2,212	(148,694)	933,390
Amortization of intangible assets	306	1,182	—	—	1,488
Non-cash impairment of intangible assets	280,000	—	—	—	280,000

TOTAL COSTS AND EXPENSES	408,302	1,761,542	6,211	(149,917)	2,026,138
OPERATING (LOSS) INCOME	(259,608)	44,150	1,178	—	(214,280)
Interest expense	100,616	573	—	—	101,189
Interest income and other	(46,747)	45,088	577	—	(1,082)

(LOSS) INCOME BEFORE TAXES	(313,477)	(1,511)	601	—	(314,387)
Income tax benefit	(105,803)	(530)	—	—	(106,333)

NET (LOSS) INCOME	(207,674)	(981)	601	—	(208,054)
Equity in income of subsidiaries, net of tax	(380)	601	—	(221)	—

NET (LOSS) INCOME	$(208,054)	$(380)	$601	$(221)	$(208,054)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES	$15,759	$62,081	$139	$—	$77,979

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(12,543)	(94,055)	(10)	—	(106,608)
Proceeds from sale of patient service equipment and other	64	29,727	—	—	29,791

NET CASH USED IN INVESTING ACTIVITIES	(12,479)	(64,328)	(10)	—	(76,817)

FINANCING ACTIVITIES
Proceeds from ABL Facility	502,000	—	—	—	502,000
Payments on ABL Facility	(505,000)	—	—	—	(505,000)
Payments on Series A-1 Notes	(700,000)	—	—	—	(700,000)
Payments on Series A-2 Notes	(160,000)	—	—	—	(160,000)
Proceeds from Senior Secured Term Loan	900,000	—	—	—	900,000
Payments on Senior Secured Loan	(2,250)	—	—	—	(2,250)
Debt issuance costs on Senior Secured Term Loan	(10,628)	—	—	—	(10,628)
Payment of original issue discount associated with Senior Secured Term Loan	(9,000)	—	—	—	(9,000)
Payments on other long-term debt	—	(180)	—	—	(180)
Premium paid on early retirement of Series A-1 and A-2 Notes	(24,641)	—	—	—	(24,641)

NET CASH USED IN FINANCING ACTIVITIES	(9,519)	(180)	—	—	(9,699)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,239)	(2,427)	129	—	(8,537)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,457	3,354	269	—	27,080

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,218	$927	$398	$—	$18,543

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012

(Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
OPERATING ACTIVITIES
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(13,717)	$79,970	$307	$10,815	$77,375

INVESTING ACTIVITIES
Purchases of patient service equipment and property, equipment and improvements	(6,881)	(114,123)	(4)	—	(121,008)
Proceeds from disposition of assets	15	34,529	—	—	34,544
Cash paid for acquisitions	—	(121)	—	—	(121)

NET CASH USED IN INVESTING ACTIVITIES	(6,866)	(79,715)	(4)	—	(86,585)

FINANCING ACTIVITIES
Proceeds from ABL Facility	317,000	—	—	—	317,000
Payments on ABL Facility	(321,000)	—	—	—	(321,000)
Payments on other long-term debt	—	(256)	—	—	(256)
Cash paid on profit interest	(102)	—	—	—	(102)

NET CASH USED IN FINANCING ACTIVITIES	(4,102)	(256)	—	—	(4,358)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,685)	(1)	303	10,815	(13,568)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,552	1	475	(14,932)	29,096

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,867	$—	$778	$(4,117)	$15,528

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties such as the current global economic uncertainty, including government legislative and budget developments that could continue to affect reimbursement levels, that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this quarterly report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes and other information included in this quarterly report on Form 10-Q. References in this report to the “Company,” “we,” “us” and “our” refer to Apria Healthcare Group Inc. and its subsidiaries, unless otherwise noted or the context requires otherwise.

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

Recent Events

Internal Restructuring. On July 1, 2013, we separated and transferred the assets and operations of our enteral nutrition business to certain wholly-owned subsidiaries of the home infusion therapy reporting unit to enable it to function more autonomously and achieve certain operating efficiencies. This separation and transfer was part of an ongoing effort to streamline our organizational structure and operations. In connection with the separation and transfer, certain of our subsidiaries entered into transition services agreements in order to facilitate the transition process.

Strategy

Our strategy is to position ourselves in the marketplace as a high-quality, cost-efficient provider of a broad range of healthcare services and patient care management programs to our customers. The specific elements of our strategy are to:

•	Grow profitable revenue and market share. We are focused on growing profitable revenues and increasing market share in our core home infusion therapy, enteral nutrition and home respiratory therapy service lines. We have undertaken a series of steps towards this end. Since our acquisition of Coram in December 2007, we have grown our revenue and patient census in the home infusion therapy segment (including enteral nutrition) and expanded our platform for further cross-selling opportunities. Our acquisition of Praxair’s homecare business in the United States in March 2011 expanded our geographic footprint and market share in several key markets of the country. Since early 2010, we have expanded our home respiratory therapy and home medical equipment sales force by 19%, of which 8% relates to the acquisition of Praxair assets. During the same time period, the home infusion therapy sales force has grown by 45% and become further stratified with dedicated sales resources allocated to fast-growing therapeutic service lines. This expansion in both reporting units has allowed us to more efficiently cover each market served by promoting our products and services to physicians, clinical specialists, hospital discharge planners and managed care organizations. On an ongoing basis, we continually evaluate the size of our sales force and the products / services we offer to the market within the context of changing market conditions, the competitive landscape, pricing, opportunities and threats. Additionally, this may include exiting certain products, markets, payors, and hospital agreements or reorganizing of certain of our operations.

•	Continue to participate in the managed care market and pursue opportunities created by healthcare reform. We participate in the managed care market as a long-term strategic customer group because we believe that our scale, expertise, nationwide presence and array of home healthcare products and services enable us to sign preferred provider agreements and participating Health Maintenance Organization (“HMO”) agreements with managed care organizations. Managed care represented approximately 72% of our total net revenues for the nine months ended September 30, 2013. Healthcare reform may create new models of care, such as Accountable Care Organizations and state insurance exchanges. Our size and scope of services may give us a competitive advantage in serving these new markets.

•	Leverage our national distribution infrastructure. With approximately 510 locations and a robust platform supporting shared national services, we believe that we can efficiently add products, services and patients to our systems to grow our revenues and leverage our cost structure. For example, we have successfully leveraged this distribution platform across a number of product and service offerings, including a continuous positive airway pressure (“CPAP”) / bi-level supply replenishment program, enteral nutrition and negative pressure wound therapy (“NPWT”) services, and we are using our nursing capacity to provide infusion services through our growing network of ambulatory infusion suites. We seek to achieve margin improvements through operational initiatives focused on the continual reduction of costs and delivery of incremental efficiencies. At the same time, we believe that it is essential to consistently deliver superior customer service in order to increase referrals and retain existing patients. Performance improvement initiatives are underway in all aspects of our operations including customer service, patient and referral satisfaction, logistics, supply chain, clinical services and billing/collections. We believe that by being responsive to the needs of our patients and payors we can provide ourselves with opportunities to take market share from our competitors.

•	Continue to lead the industry in accreditation. The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) made accreditation mandatory for Medicare providers of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), effective October 1, 2009, per Centers for Medicare and Medicaid Services (“CMS”) regulation. We were the first durable medical equipment provider to seek and obtain voluntary accreditation from The Joint Commission (the “Commission”). In June 2013, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission and the Commission renewed our accreditation for another three years. The Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. In June 2013, we celebrated our 25th anniversary of our initial accreditation by the Commission—more years than any other homecare provider.

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

Government Regulation

We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Corporate contract services and legal department personnel review and approve written contracts with vendors, manufacturers, subcontractors, service providers and other entities, as applicable. We also maintain various educational and internal audit programs designed to keep our managers updated and informed regarding developments of new rules, regulations, policies and/or procedures and to reinforce to employees our policy of strict compliance in this area. Federal and state laws require that we obtain facility and other regulatory licenses and that we enroll as a supplier with federal and state health programs. Under various federal and state laws, we are required to make filings or submit notices in connection with transactions that might be defined as a change of control of us or of organizations we acquire. We are aware of these requirements and routinely make such filings with, and seek such approvals from, the applicable regulatory agencies. Notwithstanding these measures, due to changes in and new interpretations of such laws and regulations, and changes in our business, among other factors, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension or non-renewal; severe fines and penalties; the repayment of amounts previously paid to us and even the termination of our ability to provide services, including those provided under certain government programs such as Medicare and Medicaid. See “Risk Factors—Risks

Relating to Our Business—Continued Reductions in Medicare and Medicaid Reimbursement Rates and the Comprehensive Healthcare Reform Law Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition” and “Risk Factors—Risks Relating to Our Business—Our Failure To Maintain Required Licenses Could Impact Our Operations.”

Medicare and Medicaid Revenues. In the three months ended September 30, 2013, approximately 22% and 5% of our total net revenues were reimbursed by the Medicare and state Medicaid programs. In the nine months ended September 30, 2013, approximately 23% and 6% of our total net revenues were reimbursed by the Medicare and state Medicaid programs. No other third-party payor represented more than 9.1% of our total net revenues for the three and nine months ended September 30, 2013. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, sales of equipment, supplies and pharmaceuticals and other items we sell to patients for patient care under fee-for-service arrangements. Revenues derived from capitation arrangements represented 7% of total net revenues for the three and nine months ended September 30, 2013, respectively.

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

Under MIPPA, the initial Competitive Bidding Areas (“CBAs”) and product categories subject to rebidding in the Round 1 Rebid were very similar to those of Round 1. However, MIPPA excluded Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories as a competitive bidding product category in Round 1 and permanently excluded Group 3 Complex Rehabilitative Power Wheelchairs and Related Accessories as a competitive bidding product category.

We received contract offers for a substantial majority of the Round 1 Rebid bids we submitted. The rates took effect on January 1, 2011 for the Round 1 Rebid markets and will remain in place through December 31, 2013. CMS reported that the average price reduction for all products in all Round 1 Rebid CBAs was 32%. After the price reduction and volume growth / reduction experienced in the Round 1 Rebid markets is accounted for, an estimated $16.6 million of net revenue was subject to competitive bidding in the calendar year ended December 31, 2012.

In April 2012, CMS announced the product categories to be included in the “recompete” of the Round 1 Rebid contracts and an associated schedule. The Round 1 Recompete included additional products and CMS elected to group products in an all-new way, such as a “Respiratory Equipment” category which included oxygen therapy, sleep therapy and nebulizers, and a “General Home Equipment” category which includes a variety of home medical equipment, accessories and supplies. CMS concluded the bid submission process in the fourth quarter of 2012. New rates for the Round 1 Recompete were announced in early October 2013 and are scheduled to take effect on January 1, 2014. CMS reported that the average price reduction for all products in all Round 1 Recompete CBAs was 37%, but several individual product categories will be impacted by greater price reductions that are more analogous to Round 2 rates. We estimate that once the additional products which are included in the Round 1 Recompete program are accounted for, the estimated annual total net revenues associated with items subject to competitive bidding in the Round 1 markets was approximately $17.0 million for the 2012 calendar year, or 0.7% of our annual total net revenues. After applying the actual Single Payment Amounts (“SPAs”) for each impacted CBA to our actual 2012 revenue for the product categories included in the bidding program, we estimate that the incremental Round 1 revenue reduction as compared to the Round 1 Rebid rates will be $2.9 million before any changes in volume are accounted for as a result of the contract offers received and accepted.

Notwithstanding the changes implemented by MIPPA, competitive bidding imposes a significant risk to DMEPOS suppliers under the rules governing both the competitive bidding program and other existing Medicare rules concerning medical necessity documentation. If a DMEPOS supplier operating in a CBA is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DMEPOS items supplied in that CBA for the time period covered by the competitive bidding program unless the supplier meets certain exceptions or acquires a winning bidder. Because the applicable statutes mandate financial savings from the competitive bidding program, a winning contract supplier will receive lower Medicare payment rates under competitive bidding than the otherwise applicable DMEPOS fee schedule rates. As competitive bidding has been phased in across the country, we have experienced a reduction in reimbursement and an increase in administrative burdens associated with retrieving medical necessity documentation from referral sources and/or transitioning patients’ from previous suppliers. These factors impact all DMEPOS contract suppliers participating in the bidding program in impacted areas. In addition, there is an increasing risk that the competitive bidding prices will become a benchmark for reimbursement from other payors, as evidenced by the Administration’s 2013 and 2014 fiscal budget proposals which would limit state Medicaid reimbursement levels for certain durable medical equipment services and products to Medicare reimbursement rates for the same products and services in the same state. Neither MIPPA nor the Reform Package prevents CMS from adjusting prices for DMEPOS items in non-bid areas. Additionally, the Reform Package requires that all areas of the country are subject either to DMEPOS competitive bidding or payment rate adjustments using competitive bid pricing in a yet-to-be-determined method by 2016. Before using its authority to adjust prices in non-bid areas, MIPPA requires that CMS issue a regulation that specifies the methodology to be used and consider how prices through competitive bidding compare to costs for those items and services in the non-bid areas.

The Reform Package included additional changes to the Medicare DMEPOS competitive bidding program. Significantly, Round 2 of the competitive bidding program was expanded from 70 to 91 of the largest MSAs. Round 2 includes the majority of the same product categories as Round 1, but CMS expanded the program by (i) combining standard power wheelchairs and manual wheelchairs into a single new product category, (ii) including Negative Pressure Wound Therapy as a category in all Round 2 markets and (iii) including the Support Surfaces (Group 2 mattresses and overlays) category in all Round 2 markets. The bid process for Round 2 ended on March 30, 2012. CMS announced the Single Payment Amounts (“SPAs”) on January 30, 2013. The new Round 2 rates and guidelines took effect on July 1, 2013. We estimate that approximately $122 million, or approximately 5% of our net revenues for the fiscal year ending December 31, 2012 is subject to Round 2 of the competitive bidding program. CMS reported that the average payment reduction for Round 2 is 45%. After applying the actual SPAs for each impacted CBA to our actual 2012 revenue for the product categories included in the bidding program, we estimate that the annual Round 2 revenue reduction will be $57 million before any changes in volume are accounted for as a result of the contract offers received and accepted.

In addition, efforts to repeal the competitive bidding program altogether or mandate significant program changes continue. In March 2011, the Fairness in Medicare Bidding Act of 2011 (“FIMBA”) was introduced into the U.S. House of Representatives and referred to the House Subcommittee on Health. FIMBA would have repealed the program without specifying a reduction in the industry’s current reimbursement levels. Other efforts are underway by independent economists who seek to alter certain critical aspects of the program. Specifically, those efforts are designed to change the way in which CMS conducts the auction process itself, establishes the single payment rates, determines supplier capacity needed and related aspects which, if adopted by CMS in their entirety or in part, would change how the program would be administered. In September 2012, a bill titled “Medicare DMEPOS Market Pricing Program Act of 2012 was introduced in the U.S. House of Representatives and referred to the House Committees on Energy and Commerce and Ways and Means. This bill was introduced again in April 2013 as the “Medicare DMEPOS Market Pricing Program Act of 2013” and was referred to the same committees as well as to the House Appropriations Committee. The bill would repeal the current DMEPOS competitive bidding program as designed and replace it with a modified auction program. In January 2013, a bill titled “Small Supplier Fairness in Bidding Competition Act of 2013” was introduced in the U.S. House of Representatives to repeal the competitive bidding program and was referred to the House Committees on Energy and Commerce, Ways and Means, Judiciary and

Small Business. Finally, a bill titled “Transparency and Accountability in Medicare Bidding Act of 2013” was introduced in the U.S. House of Representatives in June 2013 and referred to the House Committees on Energy and Commerce and Ways and Means. This legislation would alter certain aspects of the already-implemented rounds of the competitive bidding program, give Congress an opportunity to reform the program and also obtain an evaluation of the program by auction experts.

We believe that our geographic coverage, clinical marketing programs and purchasing strength provide competitive advantages to maintain and enhance market share under Medicare competitive bidding. We were offered competitive bidding contracts for a substantial majority of the CBAs and products for which we submitted bids in the three most recent rounds of bidding. However, there is no guarantee that we will garner additional market share as a result of these contracts. Both the Round 1 Recompete and Round 2 of the DMEPOS competitive bidding program include products which may require us to subcontract certain services or products to be performed on our behalf, and there is no guarantee that CMS will either approve such subcontracting arrangements or that the subcontractor will perform its contractual obligations to us. Certain aspects of the program’s oversight and administration remain unclear in CMS’ written regulations that have been promulgated and therefore individual negotiations may be required between us, CMS and/or its contractors. The outcome of such negotiations cannot be predicted or assured. Under the current competitive bidding regulations, in the CBAs, and for the products, for which we do not have competitive bidding contracts, we will generally not be allowed to supply Medicare beneficiaries in the CBA with products subject to competitive bidding for the contract term of the program, unless we elect to continue to service existing patients under the “grandfathering provision” of the program’s final rule for certain products. In addition, stringent medical necessity documentation criteria required by Medicare and its contractors for initial patient setups are also applicable to those patients who seek to transition their care to us in the CBAs. Therefore, it may be necessary for patients to requalify for the products and services they received from their previous suppliers solely due to missing or incomplete documentation in their physician’s, hospital’s or previous supplier’s records. Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position in a particular CBA even if we are not a contract supplier for certain products.

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

Capped Rentals, Oxygen Equipment and PAP Patient Compliance. Under the DRA, ownership of certain durable medical equipment categorized by CMS in the “capped rental” category (e.g., hospital beds, wheelchairs, nebulizers, patient lifts and PAP devices) automatically transfers to the Medicare beneficiary at the end of a maximum rental period. As of January 1, 2006, the maximum rental period for this category became 13 months. Additional DRA regulations published subsequently established new payment classes for oxygen equipment, including transfilling and portable equipment, new monthly rental reimbursement rates, and new reimbursement rates for the delivery of oxygen contents.

With respect to oxygen equipment, Medicare reimbursement is limited to a maximum of 36 months, after which time the equipment continues to be owned by the home oxygen provider for as long as the patient’s medical need exists. The provider that billed Medicare for the 36th month continues to be responsible for the patient’s care, even in a CBA or in the event of a patient’s relocation. Limited reimbursement is available to providers from months 37 through 60, depending on the oxygen modality and patient’s needs. CMS does not reimburse suppliers for oxygen tubing, cannulas and supplies patients may need between the 37th and 60th months of oxygen therapy and requires that the initial supplier of oxygen therapy make arrangements with another supplier if a patient relocates temporarily or permanently outside of the initial supplier’s service area. In addition, CMS did not establish any reimbursement rates for non-routine services patients may require after the 36-month rental period. In fact, implementing regulations impose other repair and replacement obligations on suppliers with respect to equipment that does not last the useful lifetime of the equipment, which CMS has generally defined as being five years. The existing implementing regulations to the DRA and MIPPA provisions limit supplier replacement of oxygen equipment during the rental period, and require suppliers to replace equipment that does not last the useful lifetime of the equipment. After the five year useful life is reached, the patient may request replacement equipment and, if he/she can be requalified for the Medicare benefit, a new maximum 36-month rental period would begin. The supplier may not arbitrarily issue new equipment. More recently, however, in response to reports of suppliers exiting the Medicare oxygen business both inside and outside of CBAs, CMS announced in late August 2013 that, effective immediately, a new supplier can replace oxygen equipment when accepting a transfer patient and can restart that patient’s 36-month rental period and reasonable useful lifetime of the equipment when the patient transitions to the new supplier (subject to qualifying or requalifying for Medicare coverage) and certain other administrative steps occur. CMS will consider the patient’s original oxygen equipment as lost. CMS has not yet released guidance on how suppliers can prove abandonment in these situations. However, CMS has stated that suppliers exiting the Medicare oxygen business must facilitate the transfers of their Medicare patients or risk being in violation of statutory and regulatory requirements.

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

In recent years, there have been legislative and executive branch efforts to further reduce the maximum rental period for oxygen therapy, equipment and related services. However, President Obama’s 2012, 2013 and 2014 budget proposals did not include a reduction in the oxygen rental period; neither did the Reform Package. Nonetheless, President Obama’s 2013 and 2014 fiscal budget proposals would limit the state Medicaid reimbursement levels for certain durable medical equipment services and products, including oxygen therapy, to Medicare reimbursement rates for the same products and services in the same state, including those impacted by the Medicare DMEPOS competitive bidding program. It is premature to know whether these or future budgets or proposals will contain such a provision or any other provisions based on these or future studies released by one or more government agencies.

CMS and the durable medical equipment Medicare administrative contractors (“DME MACs”) also have issued coverage determinations for positive airway pressure (“PAP”) devices, including CPAP and bi-level devices. Among other changes, the Medicare DME MAC local coverage determinations (“LCDs”) require additional documentation of clinical benefit of the PAP devices for continued coverage of the device beyond the first three months of therapy. Specifically, for PAP, documentation of clinical benefit must be demonstrated by: (1) a face-to-face clinical re-evaluation by the treating physician (between the 31st and 90th day) with documentation that symptoms of obstructive sleep apnea are improved; and (2) objective evidence of adherence to use of the PAP device, reviewed by the treating physician. The LCDs define adherence to therapy as the use of the PAP device greater than or equal to four (4) hours per night on 70% of nights during a consecutive 30-day period anytime during the first three months of initial usage. If the clinical benefit requirements are not met, then continued coverage of the PAP device and related accessories are denied by Medicare as not medically necessary. These policies also apply to any patients who seek to transition to our service from a non-contract supplier in a CBA; if the documentation is incomplete or insufficient to meet current Medicare audit standards, patients must undergo a protracted requalification process. We adjusted our operational model, patient care, device provision and payment policies to comply with the new compliance and documentation requirements when they were implemented. These requirements apply to Medicare Part B fee-for-service (FFS) patients, not to those patients enrolled in Medicare Advantage or commercial health plans, and Medicare Part B FFS patients represent a smaller portion of the overall PAP patient market. However, some commercial and Medicare Advantage payors have implemented the same, similar or, at times, more arduous rules as those adopted by Medicare. Despite our continuous and intensive efforts to educate patients about the importance of complying with their physician-prescribed therapy, some of our patients, or those who seek to transition to our care, do not meet the threshold for compliance. We continue to educate patients and referral sources concerning the importance of compliance with the patient’s prescribed therapy and the government’s need for documentation pertaining to initial and ongoing medical necessity. However, these and similar LCDs and trends are likely to continue to significantly impact the PAP industry.

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

The Medicare reimbursement methodology for non-compounded, infused drugs administered through durable medical equipment, such as infusion pumps, was not affected by this MMA change. Nor are such infused drugs included in the Medicare DMEPOS competitive bidding program in any phase of bidding that is currently underway. Reimbursement for such drugs remains based upon either 95% of the October 1, 2003 Average Wholesale Price (“AWP”) or, for those drugs whose AWPs were not published in the applicable 2003 compendia, at 95% of the first published AWP. However, in a first quarter 2013 written response to an OIG report concerning Part B infusion drug reimbursement, CMS expressed an interest in including these drugs/therapies in future phases of the DMEPOS competitive bidding program. Such inclusion could occur no earlier than the Recompete of Round 2, which does not take effect until July 2016. Since CMS has not announced any definitive plans, at this time we cannot predict whether the Medicare reimbursement methodology for these drugs will in fact change, nor can we predict when these changes would occur or their potential impact on us.

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

Due to ongoing Part D and Part B coverage and payment issues associated with home infusion therapy, the industry is continuing to work with CMS, the Center for Medicare and Medicaid Innovation (“CMMI”) and Congress to rectify the Medicare coverage and payment limitations that restrict Medicare beneficiary and referral source access to quality home infusion therapy services. Bills were introduced in the 110th, 111th and 112th Congresses to consolidate home infusion therapy coverage under Part B. The Medicare Home Infusion Therapy Coverage Act would provide for Medicare infusion benefit coverage in a more comprehensive manner that is analogous to how the therapy is covered by the managed care sector, including Medicare Advantage plans. Industry representatives continue to present the cost-saving and patient care advantages of home infusion therapy to CMS, members of Congress and the Administration in an effort to, at a minimum, include a formal demonstration project in either CMS’s or the CMMI’s work plan or future legislation. In addition to a June 2010 report issued by the GAO, entitled “Home Infusion Therapy: Differences Between Medicare and Private Insurers’ Coverage,” testimony before the Senate Finance Committee in fall 2009 acknowledged the current gap in coverage and potential benefits of home infusion therapy to the Medicare program and beneficiaries. In June 2012, the Medicare Payment Advisory Commission (“MedPAC”), in its annual report to Congress, also acknowledged certain coverage gaps associated with home infusion therapy and concluded that additional research is warranted. During the same month, the House Ways and Means Subcommittee on Health held a hearing that focused on MedPAC’s report. Groups such as the National Home Infusion Association, in comments to the Subcommittee, criticized MedPAC’s report and recommended that there be a demonstration project to examine the benefit for home infusion therapy. In early 2013, President Obama signed into law legislation requiring a demonstration project providing Medicare coverage for items and services related to the in-home administration of intravenous immune globulin (“IVIG”). The broader industry continues to collect cost-benefit data that will provide an objective basis for Congress, CMS and/or the CMMI to make a decision to fund other such demonstration projects. At this time, we cannot predict whether additional legislation will be passed or whether CMS and/or the CMMI will include other demonstration projects in a future work plan.

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

In February 2011, CMS released a final rule implementing certain provisions of the Reform Package intended to prevent fraud, waste and abuse. This final rule includes new requirements regarding enrollment screening, enrollment application fees, payment suspension, temporary moratoria on enrollment and supplier termination. Significantly, as part of the final rule, CMS classified providers and suppliers as limited, moderate and high risk according to their risk of fraud, waste and abuse. Currently enrolled DMEPOS suppliers are classified in the moderate risk category while newly enrolled DMEPOS suppliers are classified in the high risk category. As such, DMEPOS suppliers will be under greater scrutiny relative to many other healthcare providers and suppliers. In October 2011 and again in March 2013, Senate representatives of key committees with jurisdiction over Medicare / Medicaid sent letters to U.S. Secretary of Health and Human Services Kathleen Sebelius, asking for an explanation as to why CMS has not yet imposed temporary moratoria on the enrollment of new providers and suppliers where there is a high risk for fraud. More recently, in July 2013, CMS announced the first temporary moratoria on new provider enrollment. Although this moratoria only affects home health and ambulance providers in selected geographic areas, CMS is continuing to monitor fraud trends and risk factors across various types of providers and suppliers and may exercise this authority again so that it impacts DMEPOS suppliers. Additionally, CMS is implementing a provider and supplier enrollment screening system that automates its pre-enrollment risk assessment and screening processes. In March 2013, CMS announced that if Medicare claims are submitted with dates of service on or after May 1, 2013, if a referring physician / supplier were not registered in this system, submitted claims would be denied. According to CMS about 1% of physicians nationwide are not registered. However, in April 2013, CMS announced a temporary delay in implementing ordering and referring denial edits. We have undertaken extensive efforts to ensure that our referral sources are registered with the system, but a small percentage remains unregistered. We work cooperatively with CMS and its contractors in response to these initiatives to prevent fraud, waste and abuse but cannot predict whether CMS’s various program integrity efforts will negatively impact our operations.

In 2010, CMS implemented more stringent standards for DMEPOS suppliers, pertaining to enrollment standards and participation requirements, all of which DMEPOS suppliers must meet to establish and maintain billing privileges in the Medicare program. In 2012, CMS revised four of the 30 Medicare supplier standards that apply to our business. These concern direct solicitation of Medicare beneficiaries, the use of licensed subcontractors to perform certain services on a supplier’s behalf and certain state licensure exceptions. Our policies and procedures comply with the revised standards.

Congress now requires HHS to implement the Recovery Audit Contractor (“RAC”) initiative as a permanent, nationwide program. Prior to initiating any audits, RACs are required to obtain CMS’s pre-approval of the issue that will be subject to audit, and then post the approved audit issue on their websites. All RACs now post CMS-approved audit issues on their websites. The currently posted approved audit issues include those which apply to durable medical equipment suppliers. States have also implemented similar state Medicaid audit programs, often known as Medicaid Integrity Contractors (“MICs”). In addition, the Reform Package requires states to establish contracts with RACs to identify underpayments and overpayments and to recoup overpayments made for services provided under state Medicaid programs. Absent an exception, states were required to implement their RAC programs by January 1, 2012. We cannot at this time quantify any negative impact that the expansion of the RAC program or other similar programs may have on us.

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

CMS also has implemented the Comprehensive Error Rate Testing (“CERT”) program to measure the rate of improper payments in the Medicare FFS program. During each annual reporting period, CERT contractors randomly select a sample of claims, stratified by claim type, submitted to Carriers, MACs, DME MACs and Fiscal Intermediaries. CERT contractors then request documentation from the provider or supplier that submitted each of the claims. Based on the claims review conducted by the CERT contractors and on an annual basis, the CERT contractors calculate an improper payment rate that is considered to be reflective of all paid claims in the Medicare FFS program during the year. The 2011 Medicare FFS improper payment rate was 8.6%, representing nearly $29 billion in allegedly improper payments. The projected improper payment amount for DMEPOS during the 2011 period was approximately 68%, with approximately 91% representing not fraud but technical errors due to insufficient documentation to meet the new and changing auditing standards. In September 2013, the CERT contractor issued its 2012 report. In it, the contractor reported a 8.5% Medicare FFS improper payment rate, representing nearly $29.6 billion in allegedly improper payments. The DMEPOS improper payment rate during the 2012 period was reported to be 66%, with approximately 94% representing the same kind of technical errors described above, not fraud or abuse.

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

Other Issues

•	Medical Necessity & Other Documentation Requirements. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. DME MAC medical directors, CMS staff and government subcontractors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation. This is then translated to individual supplier significant error rates and aggregated into a DMEPOS industry error rate, which is significantly higher than other Medicare provider / supplier types. High error rates lead to further audit activity and regulatory burdens. In 2012 and throughout 2013, DME MACs have continued to conduct extensive pre-payment reviews across the DME industry and have determined a wide range of error rates with only marginal improvement over time. For example, error rates for CPAP claims have ranged from 30% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies or technical deficiencies as the primary reason for claim denials. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, or if non-government payors were to adopt similar positions, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be significantly reduced. We have adjusted certain operational policies to address the current expectations of Medicare, its contractors and certain other payors.

•	Face-to-Face Requirements. In November 2012, CMS issued a Final Rule pertaining to additional face-to-face documentation requirements and certain DMEPOS that would be subject to an incremental requirement for suppliers to obtain a Written Order Prior to Delivery. The rule was promulgated as part of the Reform Package. In the Final Rule, CMS outlined the general requirements to be included in patients’ medical records as maintained by their physicians or healthcare practitioners in order to justify the medical necessity for DMEPOS. However, in the absence of additional supplier and referral source education issued by CMS, and due to an ongoing lack of clarity surrounding the new requirements, in June 2013, CMS announced that the new requirements will not be enforced until October 1, 2013. Subsequently, in September 2013, CMS announced that it will start actively enforcing and will expect full compliance with the face-to-face documentation requirements beginning by a date that will be announced sometime in calendar year 2014. CMS has delayed the enforcement date in order to allow providers and suppliers additional time to establish operational protocols necessary to comply with the face-to-face documentation requirements. It is unclear when CMS expects to launch additional supplier and referral source education, but we will adjust both our policies / procedures and IT systems accordingly to comply with the new regulations. We cannot predict the adverse impact, if any, of the documentation requirements or our revised policies might have on our operations, referral source relationships, cash flow and capital resources, but such impact could be material.

•	Inherent Reasonableness. The Balanced Budget Act of 1997 granted authority to HHS to increase or reduce Medicare Part B reimbursement for home medical equipment, including oxygen, by up to 15% each year under an “inherent reasonableness” authority. Pursuant to that authority, CMS published a final rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. Aside from a 2012 announcement by CMS to use the authority to reduce retail payment rates for diabetic supplies, a plan made moot by recent legislation, neither HHS nor CMS has issued any subsequent communication or information for several years and therefore, we cannot predict whether or when HHS would exercise its authority in this area or predict any negative impact of any such change.

The impact of increased government audits and changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through September 30, 2013. We cannot estimate the combined possible impact of all retroactive audit activities, legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the ongoing, significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

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

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of a number of components pertaining to the privacy and security of certain protected health information (“PHI”), as well as the standard formatting of certain electronic health transactions. Many states have similar, but not identical, restrictions. Existing and any new laws or regulations have a significant effect on the manner in which we handle healthcare related data and communicate with payors. Among other provisions, the Health Information Technology for Economic and Clinical Health (“HITECH”) Act of the American Recovery and Reinvestment Act of 2009 (“ARRA”) includes additional requirements related to the privacy and security of PHI, clarifies and increases penalties of HIPAA and provides State Attorneys General with HIPAA enforcement authority. In January 2013, the U.S. Department of Health and Human Services released the HIPAA regulations (the “Omnibus Rule”) implementing the statutory amendments under the HITECH Act. The effective date of the Omnibus Rule was March 26, 2013, with a compliance date of September 23, 2013 for most provisions. We have modified our policies and procedures to reflect the new requirements. Among the numerous changes the Omnibus Rule makes to the HIPAA privacy and security regulations, several specific provisions in the Omnibus Rule are likely to have significant impact. By way of example, the Omnibus Rule:

•	replaces the current “significant risk of harm” standard with a “low probability of compromise” standard for determining whether a security incident or other loss of information is reportable, which may result in more breach notifications being made.

•	expands the definition of “marketing” and, in turn, extends the range of marketing activities requiring prior written authorization.

•	removes an exception in the HIPAA Privacy Rule that has protected Covered Entities from liabilities associated with acts of Business Associates, even where the Covered Entity has complied with its contractual obligations and had no knowledge of the wrongdoing.

•	makes clear the direct liability that flows to Business Associates as a result of the modifications to the HITECH Act.

We have adopted a number of policies and procedures to conform to HIPAA requirements, as modified by the HITECH Act of ARRA and the Omnibus Rule, throughout our operations, and we continually educate our workforce about these requirements. With such a large workforce that increasingly relies on mobile technology for daily operations, HIPAA privacy or data security is always a concern. We face potential administrative, civil and criminal sanctions if we do not comply with the existing or new laws and regulations dealing with the privacy and security of PHI. Imposition of any such sanctions could have a material adverse effect on our operations. In 2012, one of our Company-owned laptops containing PHI was stolen from a locked vehicle. We thoroughly investigated the incident and, as applicable and required by law, notified individuals, the media and government authorities. We also provided the option of complimentary credit monitoring to affected individuals. In May 2013, subsequent to providing the required notice, we received a letter from the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”) initiating a compliance review. We have cooperated with OCR and provided information and materials requested in the letter to evidence compliance. OCR has the authority to enter into resolution agreements and to impose civil monetary penalties for failure to comply. Civil monetary penalties can range from $100 to $50,000 for each violation with a maximum penalty of $1,500,000 for identical violations in a calendar year. At this point in time, it is too early to predict when OCR will complete its compliance review or what actions OCR may take. At this time there have been no other claims against us related to this incident, although we cannot predict whether such claims will occur in the future. We are taking additional steps to minimize the chances of a reoccurrence of this type of incident.

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

In June 2012, the United States Supreme Court upheld the constitutionality of the requirement in the Reform Package that individuals maintain health insurance or pay a penalty under Congress’s taxing power. The Supreme Court also upheld the Reform Package provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. Also, the government is in the process of promulgating the implementing rules and regulations of the Reform Package, including additional requirements related to our business, our role as an employer and our customers’ business. Recently, for example, the Internal Revenue Service (“IRS”) announced a one-year delay in the employer mandate and the reporting requirements associated with it. Until the rules are more clearly understood, and due to uncertainties regarding the ultimate features of additional reform initiatives and their enactment and implementation over the next few years, we cannot predict whether any such reforms will have a material adverse effect on our results of operations, cash flow, capital resources and liquidity.

Results of Operations

Three Months Ended September 30, 2013 and 2012

Net Revenues. Net revenues in the three months ended September 30, 2013 were $607.2 million compared to $608.5 million in the three months ended September 30, 2012. Net revenues for the three months ended September 30, 2013 decreased primarily due to a reduction in Medicare revenue as a result of reduced reimbursement rates as part of the Medicare competitive bidding program starting July 1, 2013 and the budget sequestration, and decreased volume in the respiratory therapy and home medical equipment segment. The decreases were partially offset by increased volume in the home infusion therapy segment.

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

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the three months ended September 30, 2013 was 53.9%, compared to 57.7% for the three months ended September 30, 2012. The decline in gross profit margin percentage is primarily due to a decrease in the home infusion therapy segment margin percentage due to an increase in specialty revenue as a percent of infusion therapy segment net revenue and an increase in the revenue of the home infusion therapy segment as a percent of total net revenue. Our specialty revenue has a lower gross profit margin as a percentage of net revenue than our other infusion therapy revenue. Our home infusion therapy segment has a lower gross profit margin as a percentage of net revenue than the home respiratory and home medical equipment segment. Additionally, the gross profit margin declined due to reduced reimbursement rates as part of the Medicare competitive bidding program starting July 1, 2013 and the budget sequestration.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 3.9% and 2.2% in the three months ended September 30, 2013 and

September 30, 2012, respectively. Overall cash collections on gross revenue have improved during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. However, the distribution of our actual write-offs has shifted to be more heavily weighted towards bad debts. This shift has resulted in an increase in our allowance for doubtful accounts and our provision for doubtful accounts expense.

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

Selling, distribution and administrative expenses were $295.4 million, or 48.7%, of total net revenues for the three months ended September 30, 2013 compared to $307.1 million, or 50.5%, of total net revenues for the three months ended September 30, 2012.

Selling, distribution and administrative expenses decreased by $11.7 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease was comprised of an increase in labor costs of $0.7 million and a $12.4 million decrease in other operating expenses. For the three months ended September 30, 2013 and 2012, the corporate costs included in selling, distribution and administrative expense were $49.7 million and $49.9 million, respectively.

The increase in labor costs of $0.7 million was primarily due to higher salaries in our home infusion therapy segment due to growth, as well as to certain employee fringe benefit items and estimated bonus and commission. These increases were partially offset by lower salaries and related fringe benefits due to headcount decreases associated with strategic reductions in workforce in our home respiratory therapy/home medical equipment business segment.

The decrease in other operating expenses of $12.4 million was primarily due to lower delivery costs, employee travel, outside answering services, and other operating expenses. In addition there were lower professional and legal fees due to certain 2012 corporate initiatives not recurring in 2013 and other corporate matters.

Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million and $0.3 million in the three months ended September 30, 2013 and September 30, 2012, respectively.

Interest Expense. Interest expense decreased $10.6 million, or 31.5%, to $23.2 million in the three months ended September 30, 2013 from $33.8 million in the three months ended September 30, 2012. The decrease in interest expense is the result of our Senior Secured Term Loan, which has a lower interest rate than the Series A-1 Notes and the remaining portion of our Series A-2 Notes which were reduced in the second quarter of 2013.

Interest Income and Other. Interest income and other decreased to $0.2 million for the three months ended September 30, 2013 from $0.3 million in the three months ended September 30, 2012.

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

Our effective tax rate was an expense of 5.5% for the three months ended September 30, 2013, compared to a benefit of 38.0% for the three months ended September 30, 2012. For the three months ended September 30, 2013 and 2012 our effective tax rate differed from federal and state statutory rates primarily due to the accrual of a valuation allowance against substantially all of our net deferred tax assets and the tax expense related to separate state filings.

In computing our EAETR for the three months ended September 30, 2012, we recognized a $104.0 million deferred tax benefit related to the impairment of the indefinite life trade name.

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

We increased our valuation allowance by $6.9 million to $258.8 million at September 30, 2013 from $251.9 million at June 30, 2013 to offset corresponding increases in our net deferred tax assets for the three months ended September 30, 2013.

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

The following table sets forth a summary of results of operations by segment:

	Net Revenues
(in thousands)	Three Months Ended September 30, 2013	Percentage of Net Revenues	Three Months Ended September 30, 2012	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$278,097	45.8%	$301,199	49.5%
Home infusion therapy	329,100	54.2	307,274	50.5

Total	$607,197	100.0%	$608,473	100.0%

	EBIT
(in thousands)	Three Months Ended September 30, 2013	Percentage of Net Revenues	Three Months Ended September 30, 2012	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment(a)	$(7,794)	(2.8)%	$(199,770)	(66.3)%
Home infusion therapy(b)	15,806	4.8%	(49,981)	(16.3)%

Total	$8,012		$(249,751)

(a)	EBIT for the three month period ended September 30, 2012 for the home respiratory therapy/home medical equipment reporting unit includes a non-cash impairment charge of $200.0 million.
(b)	EBIT for the three month period ended September 30, 2012 for the home infusion therapy reporting unit includes a non-cash impairment charge of $80.0 million.

See definition and reconciliation of EBIT to net loss included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues decreased $23.1 million, or 7.7%, to $278.1 million in the three months ended September 30, 2013 from $301.2 million in the three months ended September 30, 2012. Revenues for the home respiratory therapy and home medical equipment segment decreased to 45.8% of total revenue in the three months ended September 30, 2013 from 49.5% in the three months ended September 30, 2012.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line decreased by 6.8% in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease in revenue resulted primarily from a decrease in Medicare revenue due to reduced reimbursement rates as part of the Medicare competitive bidding program starting July 1, 2013 and the budget sequestration, a decrease in other respiratory therapy (primarily nebulizers and ventilators) revenue due to a planned decrease in volume and a decrease in sleep apnea revenue due to a decrease in sales volume.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues decreased by 12.2% in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease in home medical equipment revenue was primarily due to a planned decrease in the volume of home medical equipment products and a decrease in Medicare revenue due to reduced reimbursement rates as part of the Medicare competitive bidding program starting July 1, 2013 and the budget sequestration. The decrease was partially offset by an increase in the volume of negative pressure wound therapy products.

EBIT for the home respiratory therapy and home medical equipment segment in the three months ended September 30, 2013 was negative $7.8 million compared to a negative $199.8 million (including a non-cash impairment charge of $200.0 million related to our trade name) in the three months ended September 30, 2012. EBIT was negative 2.8% of segment net revenues in the three months ended September 30, 2013 compared to a negative 66.3% of segment net revenues in the three months ended September 30, 2012. Excluding the non-cash impairment charge, EBIT for the three months ended September 30, 2012 would have been 0.1% of segment net revenues. The decrease in the EBIT as a percentage of segment net revenues from 0.1% in the three months ended September 30, 2012, excluding the non-cash impairment charge, to a negative 2.8% in the three months ended September 30, 2013 is primarily due to a decrease in the gross margin as a percentage of net segment revenues, as a result of the reduced reimbursement rates as part of the Medicare competitive bidding program starting July 1, 2013 and the budget sequestration. There was also an increase in the provision for doubtful accounts as a percentage of net segment revenue. These were partially offset by a decrease in sales, distribution and administrative costs as a percentage of net segment revenues.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $21.8 million, or 7.1% to $329.1 million for the three months ended September 30, 2013 from $307.3 million in the three months ended September 30, 2012. Revenues for this segment increased to 54.2% of total revenue in the three months ended September 30, 2013 from 50.5% in the three months ended September 30, 2012.

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

EBIT for the home infusion therapy segment in the three months ended September 30, 2013 was $15.8 million compared to negative $50.0 million (including a non-cash impairment charge of $80.0 million related to our trade name) in the three months ended September 30, 2012. EBIT was 4.8% of segment net revenues in the three months ended September 30, 2013 compared to negative 16.3% of segment net revenues in the three months ended September 30, 2012. Excluding the non-cash impairment charge, EBIT for the three months ended September 30, 2012 would have been 9.8% of segment net revenues. The decrease in EBIT as a percentage of net segment revenues from 9.8% in the three months ended September 30, 2012, excluding the non-cash impairment charge, to 4.8% in the three months ended September 30, 2013, is primarily due to a decrease in gross profit margin as a percentage of net segment revenues, an increase in selling, distribution and administrative costs as a percentage of segment net revenues and an increase in the provision for doubtful accounts as a percentage of segment net revenues in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

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

The following table provides a reconciliation from net loss to EBIT:

(in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net loss(a)	$(15,785)	$(175,711)
Interest expense, net	22,969	33,483
Income tax expense	828	(107,523)

EBIT(b)	$8,012	$(249,751)

(a)	Net loss for the three month period ended September 30, 2012 reflects the following non-cash impairment charge based on the results of impairment testing as of September 30, 2012 and the tax impact associated with the impairment charge:

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

Nine Months Ended September 30, 2013 and 2012

Net Revenues. Net revenues in the nine months ended September 30, 2013 were $1,842.6 million compared to $1,811.9 million in the nine months ended September 30, 2012. Net revenues for the nine months ended September 30, 2013 increased primarily due to increased volume in the home infusion therapy segment, partially offset by decreased volume in the respiratory therapy and home medical equipment segment, a decrease in Medicare revenue due to reduced reimbursement rates as part of the Medicare competitive bidding program starting July 1, 2013, and the budget sequestration.

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

Gross Profit. Gross profit margin is defined as total net revenues less total costs of total net revenues divided by total net revenues. The gross profit margin for the nine months ended September 30, 2013 was 55.9%, compared to 57.8% for the nine months ended September 30, 2012. The decline in gross profit margin percentage is primarily due to a decrease in the home infusion therapy segment margin percentage due to an increase in specialty revenue as a percent of infusion therapy segment net revenue, and an increase in the revenue of the home infusion therapy segment as a percent of total net revenue. Our specialty revenue has a lower gross profit margin as a percentage of net revenue than our other infusion therapy revenue. Our home infusion therapy segment has a lower gross profit margin as a percentage of net revenue than the home respiratory and home medical equipment segment. Additionally, the gross profit margin declined due to reduced reimbursement rates as part of the Medicare competitive bidding program starting July 1, 2013 and the budget sequestration.

Provision for Doubtful Accounts. The provision for doubtful accounts is based on management’s estimate of the net realizable value of accounts receivable. Accounts receivable estimated to be uncollectible are provided for by computing a required reserve using estimated future cash receipts based on historical cash receipts collections as a percentage of revenue. In addition, management adjusts for changes in billing practices, cash collection protocols or practices, or changes in general economic conditions, contractual issues with specific payors, new markets or products. The provision for doubtful accounts, expressed as a percentage of total net revenues, was 3.3% and 2.5% in the nine months ended September 30, 2013 and September 30, 2012, respectively. Overall cash collections on gross revenue have improved during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. However, the distribution of our actual write-offs has shifted to be more weighted towards bad debts. This shift has resulted in an increase in our allowance for doubtful accounts and our provision for doubtful accounts expense.

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

Selling, distribution and administrative expenses were $888.0 million, or 48.2%, of total net revenues for the nine months ended September 30, 2013 compared to $933.4 million, or 51.5%, of total net revenues for the nine months ended September 30, 2012.

Selling, distribution and administrative expenses decreased by $45.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease was comprised of a decrease in labor costs of $22.0 million and a $23.4 million decrease in other operating expenses. For the nine months ended September 30, 2013 and 2012, the corporate costs included in selling, distribution and administrative expenses were $144.7 million and $149.5 million, respectively.

The decrease in labor costs of $22.0 million was primarily due to a net decrease in salaries and related benefits resulting from headcount decreases associated with strategic reductions in workforce in our home respiratory therapy/home medical equipment business segment, offset partially by increases in our home infusion therapy segment due to growth.

The decrease in other operating expenses of $23.4 million was primarily due to lower employee travel, delivery costs, depreciation on plant, property, and equipment, outside answering services, and advertising. In addition there were lower professional and legal fees due to certain 2012 corporate initiatives not recurring in 2013 and other corporate matters.

Amortization of Intangible Assets. Amortization of intangible assets was $0.6 million and $1.5 million in the nine months ended September 30, 2013 and September 30, 2012, respectively.

Interest Expense. Interest expense decreased $11.6 million, or 11.5%, to $89.5 million in the nine months ended September 30, 2013 from $101.2 million in the nine months ended September 30, 2012. The decrease in interest expense is the result of our Senior Secured Term Loan, which has a lower interest rate than the Series A-1 Notes and the portion of our Series A-2 Notes which were reduced in the second quarter of 2013.

Loss on Early Retirement of Debt. In connection with the redemption of the Series A-1 Notes and a portion of the Series A-2 Notes, we paid $24.6 million of premiums to the holders of such Series A-1 Notes and Series A-2 Notes. In addition, we wrote-off $19.6 million of unamortized debt issuance costs related to the Series A-1 Notes and the remaining portion of the Series A-2 Notes that were redeemed in the nine months ended September 30, 2013.

Interest Income and Other. Interest income and other increased to $1.3 million for the nine months ended September 30, 2013 from $1.1 million in the nine months ended September 30, 2012.

Income Tax Expense/(Benefit). Our overall effective tax rate is the ratio of our tax expense (benefit) over our pre-tax income (loss) for the reporting period. Our tax expense/(benefit) is comprised of two items: (1) the tax computed using an EAETR and (2) certain tax charges and benefits which are recognized on a discrete basis in the interim period in which they occur.

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

Our effective tax rate was an expense of 3.9% for the nine months ended September 30, 2013, compared to a benefit of 33.8% for the nine months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, our effective tax rate differed from federal and state statutory rates primarily due to the accrual of a valuation allowance against substantially all of our net deferred tax assets and the tax expense related to separate state filings.

In computing our EAETR for the three months ended September 30, 2012, we recognized a $104.0 million deferred tax benefit related to the impairment of the indefinite life trade name.

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

We increased our valuation allowance by $20.3 million to $258.8 million at September 30, 2013 from $238.5 million at December 31, 2012 to offset corresponding increases in our net deferred tax assets for the nine months ended September 30, 2013.

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

The following table sets forth a summary of results of operations by segment:

	Net Revenues
(in thousands)	Nine Months Ended September 30, 2013	Percentage of Net Revenues	Nine Months Ended September 30, 2012	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment	$867,287	47.1%	$905,525	50.0%
Home infusion therapy	975,288	52.9	906,333	50.0

Total	$1,842,575	100.0%	$1,811,858	100.0%

	EBIT
(in thousands)	Nine Months Ended September 30, 2013	Percentage of Net Revenues	Nine Months Ended September 30, 2012	Percentage of Net Revenues
Operating Segment
Home respiratory therapy and home medical equipment(a)	$(7,166)	(0.8)%	$(226,503)	(25.0)%
Home infusion therapy(b)	87,811	9.0%	12,223	1.3%

Total	$80,645		$(214,280)

(a)	EBIT for the nine month period ended September 30, 2012 for the home respiratory therapy/home medical equipment reporting unit includes a non-cash impairment charge of $200.0 million.
(b)	EBIT for the nine month period ended September 30, 2012 for the home infusion therapy reporting unit includes a non-cash impairment charge of $80.0 million.

See definition and reconciliation of EBIT to net loss included at the end of this section.

Home Respiratory Therapy and Home Medical Equipment Segment. For the home respiratory therapy and home medical equipment segment total net revenues decreased $38.2 million, or 4.2%, to $867.3 million in the nine months ended September 30, 2013 from $905.5 million in the nine months ended September 30, 2012. Revenues for the home respiratory therapy and home medical equipment segment decreased to 47.1% of total revenue in the nine months ended September 30, 2013 from 50.0% in the nine months ended September 30, 2012.

Home respiratory therapy revenues are derived primarily from the provision of oxygen systems, obstructive sleep apnea equipment, home ventilators, nebulizers, respiratory medications and related services. Revenues from the home respiratory therapy service line decreased by 3.8% in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease in revenue resulted primarily from a decrease in Medicare revenue due to reduced reimbursement rates as part of the Medicare competitive bidding program starting July 1, 2013 and the budget sequestration, a decrease in other respiratory therapy (primarily nebulizers and ventilators) revenue due to a planned decrease in volume and a decrease in sleep apnea revenue due to a decrease in volume.

Home medical equipment revenues are derived from the rental and sale of equipment to assist patients with ambulation, safety and general care in and around the home. Home medical equipment revenues decreased by 6.7% in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease in home medical equipment revenue was primarily due to a planned decrease in the volume of home medical equipment products and a decrease in Medicare revenue due to reduced reimbursement rates as part of the Medicare competitive bidding program and the budget sequestration starting July 1, 2013. The decrease was partially offset by an increase in the volume of negative pressure wound therapy products.

EBIT for the home respiratory therapy and home medical equipment segment in the nine months ended September 30, 2013 was negative $7.2 million compared to a negative $226.5 million (including a non-cash impairment charge of $200.0 million related to our trade name) in the nine months ended September 30, 2012. EBIT was negative 0.8% of segment net revenues in the nine months ended September 30, 2013 compared to negative 25.0% of segment net revenues in the nine months ended September 30, 2012. Excluding the non-cash impairment charge, EBIT for the nine months ended September 30, 2012 would have been a negative 2.9% of segment net revenues. The improvement in the EBIT as a percentage of segment net revenues from a negative 2.9% in the nine months ended September 30, 2012, excluding the non-cash impairment charge to a negative 0.8% in the nine months ended September 30, 2013, is primarily due to a decrease in the sales, distribution and administrative costs as a percentage of net segment revenues. This was partially offset by a decrease in gross margin as a percentage of net segment revenues, as a result of the reduced reimbursement rates as part of the Medicare competitive bidding program effective July 1, 2013 and the budget sequestration and an increase in the provision for doubtful accounts as a percentage of net segment revenues.

Home Infusion Therapy Segment. For the home infusion therapy segment, total net revenues increased $69.0 million, or 7.6% to $975.3 million for the nine months ended September 30, 2013 from $906.3 million in the nine months ended September 30, 2012. Revenues for this segment increased to 52.9% of total revenue in the nine months ended September 30, 2013 from 50.0% in the nine months ended September 30, 2012.

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

EBIT for the home infusion therapy segment in the nine months ended September 30, 2013 was $87.8 million compared to $12.2 million (including a non-cash impairment charge of $80.0 million related to our trade name) in the nine months ended September 30, 2012. EBIT was 9.0% of segment net revenues in the nine months ended September 30, 2013 compared to 1.3% of segment net revenues in the nine months ended September 30, 2012. Excluding the non-cash impairment charge, EBIT for the nine months ended September 30, 2012 would have been 10.2% of segment net revenues. The decrease in EBIT as a percentage of net segment revenues from 10.2% in the nine months ended September 30, 2012, excluding the non-cash impairment charge to 9.0% in the nine months ended September 30, 2013, is primarily due to a decrease in the gross margin as a percentage of net segment revenues.

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

The following table provides a reconciliation from net loss to EBIT:

(in thousands)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net loss(a)	$(53,776)	$(208,054)
Interest expense, net	88,205	100,107
Loss on early retirement of debt	44,221	—
Income tax expense(b)	1,995	(106,333)

EBIT	$80,645	$(214,280)

(a)	Net loss for the nine month period ended September 30, 2012 reflects the following non-cash impairment charge based on the results of impairment testing as of September 30, 2012 and the tax impact associated with the impairment charge:

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

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

(in thousands)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net cash provided by operating activities	$77,979	$77,375
Net cash used in investing activities	(76,817)	(86,585)
Net cash used in financing activities	(9,699)	(4,358)

Net decrease in cash and equivalents	(8,537)	(13,568)
Cash and equivalents at beginning of period	27,080	29,096

Cash and equivalents at end of period	$18,543	$15,528

In the nine months ended September 30, 2013, our free cash flow was $1.2 million. For the nine months ended September 30, 2012 our free cash flow was $(9.1) million. See discussion below on changes in the components of free cash flow; net cash provided by operations and purchases of patient service equipment and property, equipment and improvements. Free cash flow is a financial measure which is not calculated in accordance with GAAP. Free cash flow is defined as cash provided by operating activities less purchases of patient service equipment and property, equipment and improvements, net of proceeds from the sale of patient service equipment and other exclusive of effects of acquisitions. It is presented as a supplemental performance measure and is not intended as an alternative to any other cash flow measure calculated in accordance with GAAP. Further, free cash flow may not be comparable to similarly titled measures used by other companies.

A table reconciling free cash flow to net cash provided by operating activities is presented below:

(in thousands)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
		(as restated)
Reconciliation — Free Cash Flow:
Net loss(a)	$(53,776)	$(208,054)
Non-cash items(b)	193,585	300,711
Change in operating assets and liabilities	(61,830)	(15,282)

Net cash provided by operating activities	77,979	77,375
Less: Purchases of patient service equipment, property, equipment and improvements net of proceeds from sale of patient service equipment and other	(76,817)	(86,464)

Free cash flow	$1,162	$(9,089)

(a)	Net loss for the nine months period ended September 30, 2012 reflects the following non-cash impairment charge based on the results of our impairment testing as of September 30, 2012 and the tax impact associated with the impairment charge:

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

The Nine Months Ended September 30, 2013 Results Compared to the Nine Months Ended September 30, 2012

Net cash provided by operating activities in the nine months ended September 30, 2013 was $78.0 million compared to $77.4 million provided in the nine months ended September 30, 2012, an increase of $0.6 million. The increase in net cash provided by operating activities resulted from a $47.2 million increase in the provision of cash from net income and non-cash items to a $139.8 million provision in 2013 from a $92.7 million provision in 2012, partially offset by a $46.5 million increase in cash used related to the change in operating assets and liabilities to a $61.8 million use of cash in 2013 from a $15.3 million use of cash in 2012.

The $46.5 million increase in cash used by the change in operating assets and liabilities consisted primarily of the following:

•	$27.2 million decrease in cash provided by accrued expenses to a $7.1 million provision of cash in the nine months ended September 30, 2013 from a $34.2 million provision of cash in the nine months ended September 30, 2012. The decrease was primarily due to accrued interest related to the refinancing of our long term debt including a reduction in our aggregate interest rate payments and a change in payment timing related to the refinancing.

•	$24.2 million increase in cash used by prepaid expenses and other assets to a $15.6 million use of cash in the nine months ended September 30, 2013 from an $8.6 million provision of cash in the nine months ended September 30, 2012. The increase was primarily due to the increase of certain other assets in the current year and reduction of certain prepaid balances in the prior year.

•	$9.4 million decrease in cash provided by accounts payable to a $6.9 million provision of cash in the nine months ended September 30, 2013 from an $16.3 million provision of cash in the nine months ended September 30, 2012. The increase was primarily due to the timing of payments on invoices.

•	$7.4 million increase in cash used by inventories to a $15.9 million use of cash in the nine months ended September 30, 2013 from an $8.5 million use of cash in the nine months ended September 30, 2012. The increase was primarily due to the increase in IV inventory.

Offset by:

•	$22.4 million decrease in cash used by accounts receivable to a $49.2 million use of cash in the nine months ended September 30, 2013 from a $71.6 million use of cash in the nine months ended September 30, 2012. The decrease was primarily due to our continuing focus on improvement of our billing and collections function.

Net cash used in investing activities in the nine months ended September 30, 2013 was $76.8 million, compared to $86.6 million in the nine months ended September 30, 2012. The primary use of funds in 2013 was $106.6 million to purchase patient service equipment and property equipment and improvements; $85.8 million related to patient service equipment to support revenue growth; and $20.8 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. This was partially offset by proceeds from the sale of patient service equipment and other of $29.8 million. The primary use of funds in 2012 was $121.0 million to purchase patient service equipment and property equipment and improvements; $98.8 million related to patient service equipment to support revenue growth; and $22.2 million related to property equipment and improvements, primarily due to additions to our information systems software and hardware. This was partially offset by proceeds from the sale of patient service equipment and other of $34.5 million.

In 2013, net cash used by financing activities in the nine months ended September 30, 2013 was $9.7 million compared to a $4.4 million use of cash in the nine months ended September 30, 2012. Cash used in financing activities in 2013 was primarily related to proceeds from the Senior Secured Term Loan and net borrowings on our ABL facility, partially offset by payments on the Series A-1 and A-2 Notes, debt issuance costs related to the Senior Secured Term Loan premium on early retirement of the Series A-1 and A-2 Notes, and original issue discount associated with the Senior Secured Term Loan. Cash provided in 2012 was primarily related to the net borrowings on our ABL facility.

Accounts Receivable. Accounts receivable before allowance for doubtful accounts increased to $398.4 million as of September 30, 2013 from $397.4 million at December 31, 2012. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, less allowance for doubtful accounts, by the rolling average of total net revenues) were 51 days at September 30, 2013 and 51 days at December 31, 2012. Overall accounts receivable increased due to anticipated delays in billings associated with the internal separation and transfer of our enteral operations offset by a decrease in accounts receivables due to a settlement of aged accounts receivable with a payor.

Accounts aged in excess of 180 days expressed as percentages of total receivables for certain major payor categories, and in total, are as follows:

	September 30, 2013	December 31, 2012
Total	18.8%	21.8%
Medicare	11.8%	17.2%
Medicaid	4.3%	15.7%
Patient self pay	39.9%	31.5%
Managed care/other	17.7%	22.5%

Included in accounts receivable are earned but unbilled receivables of $72.6 million at September 30, 2013 and $56.8 million at December 31, 2012. Delays, ranging from a day up to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources such as physicians and hospitals. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability. Unbilled receivables increased in the third fiscal quarter primarily due to anticipated delays in billings associated with the internal separation and transfer of our enteral operations.

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

In connection with the redemption of the Series A-1 Notes and a portion of the Series A-2 Notes, we paid $24.6 million of premiums to the holders of such Series A-1 Notes and Series A-2 Notes. In addition, we wrote-off $19.6 million of unamortized debt issuance costs related to the Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed. Such amounts are included in Interest Expense on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013.

Borrowings under the Senior Secured Term Loan were incurred with an original issue discount of $9.0 million. We incurred $10.6 million of debt issuance costs in connection with the Senior Secured Term Loan.

Series A-1 Notes and Series A-2 Notes. We issued Series A-1 Notes and Series A-2 Notes in May 2009 and August 2009, respectively. On April 5, 2013, all Series A-1 Notes and $160.0 million of Series A-2 Notes were refinanced using the proceeds of the Senior Secured Term Loan as described above. As of September 30, 2013, we had $157.5 million of aggregate principal amount of the Series A-2 Notes outstanding. The Series A-1 Notes and the Series A-2 Notes bear interest at a rate equal to 11.25% per annum and 12.375% per annum, respectively. The indenture governing the Series A-1 Notes and the Series A-2 Notes, among other restrictions, limits our ability and the ability of its restricted subsidiaries to:

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

As of September 30, 2013, there was $22.0 million outstanding under the ABL Facility, outstanding letters of credit totaled $25.0 million and additional availability under the ABL Facility, subject to the borrowing base, was $203.0 million. As of September 30, 2013, the available borrowing base did not constrain our ability to borrow the entire $203.0 million of available borrowing capacity under our ABL Facility. At September 30, 2013, we were in compliance with all of the financial covenants required by the credit agreement governing the ABL Facility. Under the terms of our ABL Facility, loans outstanding under the ABL Facility may be accelerated if any Series A-2 Notes remain outstanding on or after August 1, 2014.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA:

(in thousands)	Three Months Ended September 30, 2013	Twelve Months Ended September 30, 2013
Net loss(a)	$(15,785)	$(106,138)
Interest expense, net(b)	22,969	121,616
Loss on early retirement of debt(c)	—	44,221
Income tax expense (benefit)	828	(22,577)
Depreciation and amortization	31,666	115,647
Non-cash impairment charges(d)	—	70,000
Non-cash items(e)	9,568	28,939
Costs incurred related to initiatives and non-recurring items(f)	9,442	36,558
Other adjustments(g)	1,751	6,998
Projected cost savings and synergies(h)	2,634	3,057

Adjusted EBITDA	$63,073	$298,321

(a)	Net loss for the twelve months ended September 30, 2013 reflects the following non-cash impairment charge based on the results of our impairment testing as of December 31, 2012 and the tax impact associated with the impairment charge:

(i)	Trade name impairment of $70.0 million, all of which relates to the home respiratory therapy/home medical equipment reporting unit; and

(ii)	Tax benefit of $27.6 million relating to the intangible assets impairment.

All of these items resulted in a $42.4 million increase in our net loss in the twelve months ended September 30, 2013.

Three Months Ending	(in thousands)
December 31, 2012	$(52,362)
March 31, 2013	(1,893)
June 30, 2013	(36,098)
September 30, 2013	(15,785)

Net Loss	$(106,138)

(b)	Reflects $23.2 million of interest expense, net of $0.2 million of interest income for the three months ended September 30, 2013. Reflects $167.5 million of interest expense, net of $(1.7) million of interest income for the twelve months ended September 30, 2013.
(c)	Reflects $24.6 million of premiums paid to the holder of the redeemed Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed for the twelve months ended September 30, 2013. Reflects $19.6 million of unamortized debt issuance costs related to the Series A-1 Notes and the portion of the Series A-2 Notes that were redeemed in the twelve months ended September 30, 2013.
(d)	Reflects the $70.0 million non-cash impairment described in (a) above.
(e)	Non-cash items are comprised of the following:

(in thousands)	Three Months Ended September 30, 2013	Twelve Months Ended September 30, 2013
Profit interest units compensation expense	$1,458	$5,257
Loss on patient service equipment, disposition of assets and other(i)	5,710	21,282
Other non-cash items	2,400	2,400

Total non-cash items	$9,568	$28,939

(i)	Primarily represents the net book value of our patient service equipment upon sale, disposal or write-off, which is a non-cash expense included within cost of net revenues in our consolidated statements of operations.

(f)	Costs incurred related to initiatives and non-recurring items are comprised of the following:

(in thousands)	Three Months Ended September 30, 2013	Twelve Months Ended September 30, 2013
Costs and expenses related to initiatives(i)	$9,442	$30,924
Executive severance and retention(ii)	—	5,634

Total costs incurred related to initiatives and non-recurring items	$9,442	$36,558

(i)	Primarily represents salaries and wages, severance, relocation consulting fees and other expenses for the three and twelve months ended September 30, 2013, related to five key projects: (1) transition of our enteral business to the infusion reporting unit’s operating platform; (2) strategic reductions in workforce in our home respiratory therapy and home medical equipment business; (3) professional fees related to certain corporate matters; (4) a new billing and collections system for our home infusion therapy business; and (5) centralization of the admissions process for our home infusion therapy business.
(ii)	Represents executive severance and retention expense for the three and twelve months ended September 30, 2013.

(g)	Other adjustment items primarily related to the sponsor management fee of $1.8 million and $7.0 million for the three and twelve months ended September 30, 2013.
(h)	Represents projected net cost savings and synergies to be realized in connection with acquisitions and cost saving, restructuring and other similar initiatives, primarily related to procurement savings.

Business Combinations and Asset Purchases. We periodically acquire complementary businesses. These transactions are accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. Covenants not to compete are being amortized over the life of the respective agreements. Customer lists, favorable lease arrangements and patient referral sources are being amortized over the period of their expected benefit. During the nine months ended September 30, 2013 there were no asset acquisitions and during the nine months ended September 30, 2012, we purchased certain assets of a business for $0.1 million.

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

Contractual Cash Obligations. The following table summarizes the long-term cash payment obligations to which we are contractually bound. The years presented below represent a 3-month period ending December 31, 2013 and 12-month periods in subsequent periods.

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Totals
Senior Secured Term Loan(1)	$2	$18	$18	$860	$898
Interest Payments on Senior Secured Term Loan(1)	15	120	117	143	395
Operating Leases	14	101	56	22	193
Purchase Obligations(2)	12	76	52	29	169
Series A-2 Notes(3)	—	158	—	—	158
Interest Payments on Series A-2 Notes(3)	10	19	—	—	29
Amended ABL Facility(4)(5)	22	—	—	—	22
Fees on ABL Facility(4)(5)	1	1	—	—	2
Capitalized Leases(6)	—	—	—	—	—
Unrecognized Tax Benefits(7)	—	—	—	—	—

Total Contractual Cash Obligations	$76	$493	$243	$1,054	$1,866

(1)	On April 5, 2013, we entered into a senior secured credit agreement and borrowed $900.0 million in aggregate principal amount of term loans (“Senior Secured Term Loan”) from the lenders under this credit agreement. Interest payments on the Senior Secured Term Loan will total approximately $61 million annually until the term note matures on April 1, 2020. The effective interest rate at April 5, 2013 was 6.75%. Additionally, there is a 1% paydown feature on the original principal of the loan due quarterly.
(2)	The purchase obligations primarily relate to approximately $136 million we expect to pay under an agreement with Dell Services (formerly Perot Systems) and approximately $30 million we expect to pay under an agreement with Serco (formerly Intelenet). However, if we terminated the agreements, the required obligation to vendors could be reduced to approximately $14.6 million for Dell Systems and $6.7 million for Serco.
(3)	Represents aggregate interest payments on $157.5 million of the Series A-2 Notes issued in August 2009 that is paid semi-annually in May and November. Interest payments on the Series A-2 Notes will total approximately $19 million annually until the Series A-2 Notes mature on November 1, 2014. The interest rate on the Series A-2 Note is 12.375%. During the three months ended June 30, 2013, we redeemed all of our outstanding Series A-1 Notes and an aggregate principal amount of $160.0 million of the outstanding Series A-2 Notes.
(4)	Borrowings under the Amended ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 1/2 of 1%, plus an applicable margin of 1.00% to 1.50% based on the average excess availability (currently 1.00%) or (b) a LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.00% to 2.50% based on average excess availability (currently 2.00%). The applicable margin for borrowings under our ABL Facility is subject to step ups and step downs based on average excess availability under the ABL Facility. The fees payable on the Amended ABL Facility are based on an assumed fee for undrawn amounts of 0.50%, which represents the fees payable under the Amended ABL Facility assuming no borrowings or drawn letters of credit. We are required to pay a commitment fee on the Amended ABL Facility, in respect of the unutilized commitments there under, ranging from 0.375% to 0.50% per annum, which fee is determined based on the utilization of our Amended ABL Facility (increasing when utilization is low and decreasing when utilization is high). The fees also include an administrative fee which is paid quarterly.
(5)	The actual amounts of interest and fee payments under the ABL Facility will ultimately depend on the amount of debt and letters of credit outstanding and the interest rates in effect during each period. We are also required to pay customary letter of credit fees equal to the applicable margin on LIBOR loans and certain agency fees.
(6)	Less than $1 million.
(7)	Gross unrecognized tax benefits of $6.8 million are included within “Income Taxes Payable and Other Non-current Liabilities” in the total liabilities section of our September 30, 2013 consolidated balance sheet. The entire $6.8 million amount is not reflected in the contractual cash obligations table above since we cannot make a reliable estimate of the period in which cash payments will occur.

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

At September 30, 2013, there was $22.0 million outstanding under our ABL Facility. As of November 8, 2013, there was approximately $62.9 million outstanding under the ABL Facility. The credit agreement governing the ABL Facility provides interest rate options based on the following indices: Federal Funds Rate, the Bank of America prime rate or LIBOR. All such interest rate options are subject to the application of an interest margin as specified in the credit agreement governing the ABL Facility. At September 30, 2013, any outstanding borrowings under the ABL Facility would have been tied to the Bank of America prime rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term Debt.” In addition, on April 5, 2013, we borrowed $900.0 million in aggregate principal amount of term loans under the Senior Secured Term Loan. Borrowings under the Senior Secured Term Loan bear interest at a fluctuating rate per annum equal to, at the Company’s option (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (c) the one month LIBOR Rate plus 1.00% (provided that in no event shall such base rate with respect to the initial Term Loans be less than 2.25% per annum), in each case plus an applicable margin of 4.50% or (ii) a LIBOR Rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the initial Term Loans be less than 1.25% per annum) plus an applicable margin of 5.50%.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Round 2 of the DMEPOS competitive bidding program includes the majority of the same product categories as the Round 1 Rebid, but also includes: (i) a new product category including standard power wheelchairs and manual wheelchairs, (ii) Negative Pressure Wound Therapy, (iii) Support Surfaces (Group 2 mattresses and overlays) in all Round 2 markets and (iv) a national mail order competition for diabetic supplies. CMS announced the Single Payment Amounts (“SPAs”) for Round 2 on January 30, 2013. The new Round 2 rates and guidelines took effect on July 1, 2013. We were offered a significant number of contracts in Round 2 and estimate that approximately $122 million of our net revenues for the fiscal year ending December 31, 2012 are subject to Round 2 competitive bidding. CMS reported that the average payment reduction for Round 2 is 45%. After applying the actual SPAs for each impacted CBA to our actual 2012 revenue for the product categories included in the bidding program, the Company estimates that the annual Round 2 revenue reduction will be $57 million before any changes in volume are accounted for. The extent of the industry-wide competitive bidding reductions will likely have a profound effect on our competitors as well as on us.

In April 2012, CMS announced the timeline and product categories for the “recompete” of the Round 1 Rebid contracts and an associated schedule. New rates for the Round 1 Recompete were announced in early October 2013 and represent, on average, a 37% reduction from the prevailing Medicare fee schedule. However, certain product categories and products will absorb greater reductions that are more analogous to Round 2 rates. The Recompete and its new rates are scheduled to take effect on January 1, 2014. We estimate the impact of the Round 1 Recompete’s new rates translate to an incremental $2.9 million reduction in revenues as compared to the Round 1 Rebid. The Reform Package also made changes to the competitive bidding program and requires that all areas of the country are subject either to DMEPOS competitive bidding or payment rate adjustments using competitive bid pricing by 2016. However, the Secretary of Health and Human Services is also required to publish a proposed rule outlining the methodology to be used for such a program expansion. At this time, we cannot quantify what negative impact, if any, future program revisions will have upon our revenue or operations, but such impact would likely be material.

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

There are various provisions in the Reform Package that impact our business. For example, the Reform Package requires certain pharmaceutical and medical device manufacturers to pay an excise tax to the government, which may, in turn, increase our costs for these products. However, new legislation aimed at repealing the medical device excise tax, the “Protect Medical Innovation Act of 2013”, was introduced in the House in February 2013. The Reform Package also provides for cuts in some Medicare payments made to certain providers and substantial cuts to Medicare Advantage plans, through which we contract to provide services to Medicare beneficiaries. Also included in the Reform Package are (i) an expansion of the Recovery Audit Contractor Program, (ii) certain fraud and abuse prevention measures and (iii) expanded regulatory authority concerning the types of conduct that can result in additional fines and penalties for those healthcare providers who do not comply with applicable laws and regulations. Furthermore, the Reform Package grants the Secretary of Health and Human Services authority to set a date by which certain providers and suppliers will be required to establish a compliance program.

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

We Believe That Continued Pressure to Reduce Healthcare Costs Could Have a Material Adverse Effect on Us.

As a result of continuing reductions in payor reimbursement, we, like many other healthcare companies, are making substantial efforts to reduce our costs in providing healthcare services and products. Many managed care organizations and insurers also regularly attempt to seek reductions in the prices at which we provide services to them and their patients. Some managed care organizations and insurers also propose to limit coverage for our products and services and implement onerous payment rules, policies, administrative burdens, audits and other requirements that adversely impact our reimbursement and increase our costs of providing services and products. In addition to this increasing pressure to reduce costs, the use by managed care payors of benefit managers and other intermediaries is also increasing and may adversely impact us, including for example by imposing of burdensome reimbursement or utilization management policies we must comply with and adverse changes in our participation status with managed care organizations and insurers. We have a large number of contractual arrangements with managed care organizations and other parties, which represented approximately 72% of our total net revenues for the nine months ended September 30, 2013 and 2012, and we expect that we will continue to enter into more of these contractual arrangements. Many of these contracts allow, usually after due notice, for payors to alter their payment policies (or newly enforced policies that were previously enacted). We could be materially adversely affected by adverse payment policy practices. Also, the Reform Package significantly reduces the government’s payment rates to Medicare Advantage plans. Other provisions impose minimum medical-loss ratios, state and federal premium review procedures and benefit requirements on insurers. Mandatory sequestration and its associated price reductions will accelerate the risk of further pricing pressure on managed care payors and on us. These public policy changes have unpredictable effects on the insurance industry on which we rely. There can be no assurance that we will retain or obtain Medicare Advantage or other such managed care contracts or that such plans will not attempt to further reduce the rates they pay to providers. In addition, if we are unable to successfully reduce our costs, we may be unable to continue to provide services directly to patients of certain payors or through these contractual arrangements. This would have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and payment, substantiation and record-keeping requirements. Examples of such documentation requirements are contained in the DME MAC supplier manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. DME MAC medical directors, CMS staff and government auditors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain such documentation from other healthcare providers. These stringent medical necessity documentation requirements not only apply to new setups but also to those patients who seek to transition their care to us in the Medicare DMEPOS competitive bidding program CBAs. It may be necessary in these instances for patients to requalify for the products and services they received from their previous suppliers solely due to missing or incomplete documentation in their physician’s, hospital’s or previous supplier’s records. Also, auditors’ interpretations of these policies are inconsistent and subject to individual interpretations leading to high supplier and industry error rates. In 2012 and throughout 2013, DME MACs have continued to conduct significant pre-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for CPAP claims have ranged from 30% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies as the primary reason for claim denials. In addition, certain states have established unique documentation requirements concerning direct patient care activities provided by DME suppliers’ staff. In the absence of such documentation, the state may request a refund or impose sanctions such as fines. If these or other challenging positions continue to be adopted by auditors, DME MACs, states, CMS or its contractors in administering the Medicare program, we have the right to contest these positions as being contrary to law. Such appeal processes may be protracted and costly, even when the initial determinations are overturned. If these interpretations of the documentation requirements are ultimately upheld, it could result in our making significant refunds and other payments to Medicare and/or Medicaid and our future revenues from Medicare and/or Medicaid would likely be reduced. We cannot currently predict the adverse impact, if any, that these new, more onerous interpretations of the Medicare and/or Medicaid documentation requirements, or revised internal operational policies to address them, might have on our relationships with referral sources, operations, cash flow and capital resources, but such impact could be material.

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

We launched a substantial multi-year cost reduction plan in late 2007 across a number of identified initiatives realizing approximately $188.1 million in annualized pre-tax savings through September 30, 2013. As of September 30, 2013 we have approximately $3.1 million of projected costs savings and synergies remaining. Because of the ongoing reimbursement pressures on our industry, we plan to implement additional changes in our operating model to further reduce our costs. Projected cost savings associated with our future initiatives are subject to a variety of risks, including:

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

We continue to seek opportunities to streamline our organizational structure and operations. We have taken certain steps designed to further separate our two reporting units to enable them to function more autonomously and achieve certain operating efficiencies. For example, July 1, 2013, we separated and transferred the assets and operations of our enteral nutrition business to certain of our wholly-owned subsidiaries in the home infusion therapy reporting unit. We expect these efforts to continue throughout 2013. If we fail to implement our reorganization plans, at the cost or within the time periods expected, we may not be able to achieve the expected results. In addition, we expect to incur substantial costs in connection with our reorganization plans.

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

Our Failure to Maintain Required Licenses Could Impact Our Operations.

We are required to maintain a significant number of state and/or federal licenses for our operations and facilities. Certain employees—primarily those with clinical expertise in pharmacy, nursing, respiratory therapy and nutrition—are required to maintain licenses in the states in which they practice. We manage the facility licensing function centrally. In addition, individual clinical employees are responsible for obtaining, maintaining and renewing their professional licenses and we also have processes in place designed to notify branch or pharmacy managers of renewal dates for the clinical employees under their supervision. State and federal licensing requirements are complex and often open to subjective interpretation by various regulatory agencies. Accurate licensure is also a critical threshold issue for the Medicare competitive bidding program. In fact, in June 2013, CMS voided almost a third of the contracts issued to unlicensed competitive bidding contract suppliers in the state of Tennessee; we were not among them as our licenses were in order. From time to time, we may also become subject to new or different licensing requirements due to legislative or regulatory requirements developments or changes in our business, and such developments may cause us to make further changes in our business, the results of which may be material. Although we believe we have appropriate systems in place to monitor licensure, violations of licensing requirements may occur and our failure to acquire or maintain appropriate licensure for our operations, facilities and clinicians could result in interruptions in our operations, refunds to state and/or federal payors, sanctions or fines or the inability to serve Medicare beneficiaries in competitive bidding markets which could have an adverse material impact on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Our Failure to Maintain Accreditation Could Impact Our Operations.

Accreditation is required by most of our managed care payors and became a mandatory requirement for all Medicare DMEPOS providers effective October 1, 2009. In June 2013, we completed a nationwide independent triennial accreditation renewal process conducted by The Joint Commission, and the Commission renewed our accreditation for another three years. The Joint Commission accreditation encompasses our full complement of services including home health, home medical equipment, clinical respiratory, ambulatory infusion services, pharmacy dispensing, and clinical consultant pharmacist services. In June 2013, we celebrated our 25th anniversary of continuous accreditation by The Joint Commission—more years than any other homecare provider. If we or any of our branches lose accreditation, or if any of our new branches are unable to become accredited, our failure to maintain accreditation or become accredited could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

The Budget Control Act of 2011 authorized increases in the United States’ debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Committee, a bipartisan committee consisting of twelve Members of Congress instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012—2021. Because Congress and the President failed to enact legislation reducing the deficit by at least $1.2 trillion over the ten-year period of fiscal years 2012—2021 by the January 15, 2012 deadline, automatic spending reductions in fiscal years 2013—2021 through sequestration, the required cancellation of budgetary resources, were triggered. Under the budget sequestration, certain federal programs are protected, including Medicaid. However, effective April 1, 2013, the budget sequestration caused payments to Medicare providers and suppliers to be reduced by 2%. Unless Congress takes action to change the law, federal spending will be subject to sequestration until fiscal year 2022. These reductions, along with any further reductions in provider and supplier reimbursement rates under federal healthcare programs, could have a material adverse effect on our financial condition and results of operations.

The unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies. During that period, many economies around the world, including the U.S. economy, experienced significant declines in employment, household wealth and lending. While the adverse effects of that period have abated to a degree, global financial markets continued to experience significant volatility. There continue to be lingering signs of economic weakness in the U.S., Europe and other global markets, such as relatively high levels of unemployment. Future actions or inactions of the United States government, such as a failure to increase the government debt limit or a shutdown of the federal government, could disrupt U.S. and global financial markets. Further, general uncertainty regarding the U.S. Federal budget and taxes has added to the uncertainty regarding economic conditions generally. There can be no assurance that the conditions in the financial markets will not impair our ability to obtain financing in the future, including, but not limited to, our ability to draw on funds under our ABL Facility and our ability to incur additional indebtedness. If conditions in the global economy, U.S. economy or other key markets remain uncertain, we could experience material adverse impacts on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Our Strategic Growth Plan, Which May Involve Acquisition of Other Companies, May Not Succeed.

Our strategic growth plan may involve acquisition of other companies, such as our 2007 acquisition of Coram and our March 2011 acquisition of the assets of Praxair Healthcare Services’ home healthcare services division in the United States. Such acquisitions involve a number of risks, including:

•	difficulties related to combining previously separate businesses into a single unit, including patient transitions, product and service offerings, distribution and operational capabilities and business cultures;

•	availability of financing to the extent needed to fund acquisitions;

•	customer loss and other general business disruption;

•	managing the integration process while completing other independent acquisitions or dispositions;

•	diversion of management’s attention from day-to-day operations;

•	assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated;

•	failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements;

•	potentially substantial costs and expenses associated with acquisitions and dispositions;

•	failure to retain and motivate key employees;

•	difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business;

•	obtaining necessary regulatory licenses and payor-specific approvals, which may impact the timing of when we are able to bill and collect for services rendered;

•	our ability to transition patients in a timely manner may impact our ability to collect amounts for services rendered;

•	our estimates for revenue accruals during the integration of acquisitions may require adjustments in future periods as the transition of patient information is finalized; and

•	delays in obtaining new government and commercial payor identification numbers for acquired branches, resulting in a slow down and/or loss of associated revenue.

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

The home respiratory/home medical equipment and home infusion therapy markets are highly competitive and include a large number of providers, some of which are national providers, but most of which are either regional or local providers, including hospital systems, physician specialists and sleep labs. We believe that the primary competitive factors are quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services. These markets are very fragmented. Some of our competitors may now or in the future have greater financial or marketing resources than we do. In addition, in certain markets, competitors may have more effective sales and marketing activities. Our largest national home respiratory/home medical equipment provider competitors are American HomePatient, Inc., Lincare Holdings, Inc. and Rotech Healthcare Inc. Our largest competitors in the home infusion therapy service market are Walgreens Home Care, Medco/Express Scripts and Bioscrip. The rest of the homecare market in the United States consists of several medium-size competitors, as well as numerous small (under $3.5 million in annual revenues) local operations. The Medicare DMEPOS Competitive Bidding program also facilitated the entrance of new competitors into the marketplace, including retailers and small companies with alternative business models. There are relatively few barriers to entry in local home healthcare markets. Hospitals and health systems are routinely seeking to provide coverage and better control of post acute healthcare services, including homecare services of the types we provide. These trends may continue as new payment models evolve, including bundled payment models, shared savings programs, value based purchasing and other payment systems. For example, the Reform Package introduced various new payment and delivery system models, including Accountable Care Organizations (“ACOs”). ACOs can share in savings, assuming certain quality metrics are met or exceeded. The shared savings feature in ACOs causes them to reduce the amount of services they refer to us. ACOs may be formed by a variety of providers and/or suppliers, including hospitals and health systems, as well as home respiratory, home medical equipment and home infusion therapy service providers. Although participation in an ACO is voluntary, participation by our competitors in an ACO in certain markets may force us to participate as well or face a loss of business from ACO participants who are unwilling to refer to non-ACO participants. Even when we do participate, we may lose business if we do not meet the quality metrics that ACOs must earn to share in any savings they achieve. Moreover, commensurate with the formation of an ACO, physicians and/or hospitals may decide to provide home healthcare services through a newly developed capacity owned and/or controlled by themselves in a vertically integrated model. Similar programs may be adopted by other governmental, state and commercial payors, and we cannot predict the impact, if any, of such new models on our business. In addition, some managed care payors are developing their own pharmacy benefit managers (“PBMs”) or are expanding their contractual relationships with PBMs, and those PBMs then expand their scope of services into new areas such as specialty infusion and compete with us. We cannot assure you that these and other industry changes and the competitive nature of the homecare environment will not adversely affect our revenues and our business.

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

We currently rely on a relatively small number of suppliers to provide us with the majority of our patient service equipment, pharmaceuticals and supplies. Many pharmaceuticals we procure have supply limitations and are subject to supply disruptions. Our inability to procure certain pharmaceuticals including maintaining and renewing certain agreements and access arrangements could have a materially adverse effect on our results of operations. We often use pharmaceutical and other suppliers selectively for quality and cost reasons. If we select against a certain pharmaceutical manufacturer or supplier we may still be dependent on them for some products. However we face a risk that they would terminate or raise prices where we are dependent on them. Significant price increases, or disruptions in the ability to obtain such equipment, pharmaceuticals and supplies from existing suppliers, may force us to use alternative suppliers. Additionally, the Reform Package calls for significant new excise taxes to be imposed on manufacturers of certain medical equipment and pharmaceuticals—taxes which they could attempt to pass on to customers such as us. However, new legislation aimed at repealing the medical device excise tax, the “Protect Medical Innovation Act of 2013”, was introduced in the House in February 2013. Such manufacturers may be forced to make other changes to their products or manufacturing processes that are unacceptable to us, resulting in our desire to change suppliers. Any change in suppliers we use could cause delays in the delivery of such products and possible losses in revenue, which could adversely affect our results of operations. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If we cannot obtain the patient service equipment, pharmaceuticals and supplies we currently use, or alternatives at similar or favorable prices, our ability to provide such products may be severely impacted, which could have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

Risks Relating to Our Indebtedness

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us From Fulfilling Our Obligations Under our Indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2013, we had approximately $1,068.8 million of total debt outstanding. Subject to the limitations contained in the credit agreements governing our ABL Facility and the Senior Secured Term Loan, the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of our Sponsor, by Travelport Limited, which may be considered the Company’s affiliate.

ITEM 6.	EXHIBITS

Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Apria Healthcare Group Inc., incorporated by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

3.2	Amended and Restated Bylaws of Apria Healthcare Group Inc. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-168159).

31.1*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) by Chief Executive Officer.

31.2*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) by Principal Financial Officer.

32.1**	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2**	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Principal Financial Officer.

99.1*	Section 13(r) Disclosure

101*	The following materials from Apria Healthcare Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 13, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRIA HEALTHCARE GROUP INC.

Date: November 13, 2013	By:	/S/ JOHN G. FIGUEROA
John G. Figueroa
Chairman of the Board of Directors and Chief Executive Officer

Date: November 13, 2013	By:	/S/ PETER A. REYNOLDS
Peter A. Reynolds
Principal Financial Officer and Chief Accounting Officer